Form 10-K
period 2008-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2009-02-27
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was $4.0 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

129,285,114 common shares outstanding as of February 13, 2009

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2009 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

Developers Diversified Realty Corporation, an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and, to a lesser extent, business centers. Unless otherwise provided, references herein to the Company or DDR include Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

From January 1, 2004 to December 31, 2008, the Company and its unconsolidated joint ventures acquired 512 shopping center properties. The Company acquired 11 properties in 2008, all of which were acquired through unconsolidated joint ventures, 317 properties in 2007 (including 315 shopping centers acquired through the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), of which 66 were held by an unconsolidated joint venture of IRRETI and two additional shopping centers acquired through unconsolidated joint ventures), 20 properties in 2006 (including 15 acquired through joint ventures and four by acquiring its unconsolidated joint venture partners’ interests), 52 properties in 2005 (including 36 acquired through a consolidated joint venture and one by acquiring its unconsolidated joint venture partner’s interest) and 112 properties in 2004 (including 18 acquired through unconsolidated joint ventures and one by acquiring its unconsolidated joint venture partner’s interest). Of the 15 properties acquired through unconsolidated joint ventures in 2006, nine properties are located in Brazil.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

You can inspect reports and other information that the Company files with the New York Stock Exchange at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

The Company’s corporate office is located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. On its website, you can obtain a copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the SEC. A copy of these filings is available to all interested parties upon written request to Francine Glandt, Vice President of Capital Markets and Treasurer, at the Company’s corporate office.

Financial Information About Industry Segments

The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and, to a lesser extent, business centers. See the Consolidated Financial Statements and Notes thereto included in Item 15 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference.

Narrative Description of Business

The Company’s portfolio as of February 13, 2009, consisted of 696 shopping centers and six business centers (including 329 centers owned through unconsolidated joint ventures and 35 centers that are otherwise consolidated by the Company) and more than 2,000 acres of undeveloped land (of which approximately 700 acres are owned through unconsolidated joint ventures) (together the “Portfolio Properties”). The shopping center properties consist of shopping centers, enclosed malls and lifestyle centers. From January 1, 2006 to February 13, 2009, the Company acquired 348 shopping centers (including 94 properties owned through unconsolidated joint ventures) containing an aggregate of approximately 42.4 million square feet of gross leasable area (“GLA”) owned by the Company, for an aggregate purchase price of approximately $9.3 billion.

As of February 13, 2009, the Company was expanding three wholly-owned properties and three of its unconsolidated joint venture properties. As of December 31, 2008, the Company had ten wholly-owned shopping centers under development and redevelopment.

At December 31, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 92.1%, as compared to 94.9% at December 31, 2007. The Company owned 702 shopping centers at December 31, 2008, as compared to 710 shopping centers at December 31, 2007. The average annualized base rent per occupied square foot was $12.33 at December 31, 2008, as compared to $12.24 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy of the Company’s wholly-owned shopping centers was 90.7%, as compared to 93.9% at December 31, 2007. The Company owned 333 wholly-owned shopping centers at December 31, 2008, as compared to 353 shopping centers at December 31, 2007. The average annualized base rent per leased square foot was $11.74 at December 31, 2008, as compared to $11.53 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy rate of the Company’s joint venture shopping centers was 93.4%, as compared to 95.9% at December 31, 2007. The Company’s joint ventures owned 369 shopping centers including 40 consolidated centers primarily owned through a consolidated joint venture at December 31, 2008, as compared to 357 shopping centers including 40 consolidated centers at December 31, 2007. The average annualized base rent per leased square foot was $12.85 at December 31, 2008, as compared to $12.86 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy of the Company’s business centers was 72.4%, as compared to 70.0% at December 31, 2007. The business centers consist of six assets in four states at December 31, 2008. The business centers consisted of seven assets in five states at December 31, 2007.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2008, the Company owned and/or managed more than 117.6 million square feet of Company-owned GLA, which included all of the Portfolio Properties and one property owned by a third party.

Strategy and Philosophy

The Company’s mission is to enhance shareholder value by exceeding the expectations of its customers, innovating to create new growth opportunities and fostering the talents of its employees while rewarding their successes. The Company’s vision is to be the most admired provider of retail destinations and the first consideration for customers, investors, partners and employees.

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties. In addition, the Company may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments or for other corporate purposes. The Company’s real estate strategy and philosophy has been to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. In response to the unprecedented events that have recently taken place within the economic environment and in the capital markets, the Company has refined its strategies in order to mitigate risk and focus on core operating results. These refined strategies are, as described below, to highlight the quality of the core portfolio and dispose of those properties that are not likely to generate superior growth, to reduce leverage by utilizing strategic financial measures and to protect the Company’s long-term financial strength.

Our refined strategies are summarized as follows:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers;

•	Address its capital requirements through asset sales, including sales to joint ventures, retained capital, reduce 2009 dividend payments to the amount required to meet minimum REIT requirements, pursue extension of existing loan facilities and enter into new financings, and, to the extent deemed appropriate, minimize further capital expenditures;

•	Access equity capital through the public markets and other viable alternatives;

•	Reduce expected spending within the Company’s development and redevelopment portfolios by phasing construction until sufficient pre-leasing is reached and financing is in place;

•	Selectively pursue new investment opportunities only after significant equity and debt financings are identified and underwritten expected returns sufficiently exceed the Company’s current cost of capital;

•	Pursue only those projects that meet the Company’s pre-leasing thresholds or other thresholds necessary to secure third-party construction financing and/or the Company’s return thresholds;

•	Continue its leasing strategy of growing tenant relationships at high level through its national account program and to increase occupancy with high-quality tenants;

•	Renew tenants’ extension options and execute leases in a more timely fashion;

•	Dedicate Company resources to monitor tenant bankruptcies, identify potential space recapture and focus on marketing and re-tenanting those spaces;

•	Increase per share cash flows through the strategic disposition of non-core assets and utilize the proceeds to repay debt and invest in other higher growth real estate assets and developments;

•	Selectively develop or sell the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements;

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws and

•	Explore international markets and selectively invest where the greatest value creation opportunities exist.

At December 31, 2008, the Company’s capitalization, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $5.9 billion of debt, $555 million of preferred shares and $0.6 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by $4.88, the closing price of the common shares on the New York Stock Exchange at December 31, 2008), resulting in a debt to total market capitalization ratio of 0.83 to 1.0, as compared to the ratios of 0.52 to 1.0 and 0.36 to 1.0 at December 31, 2007 and 2006, respectively. The decrease in the Company’s share price as well as the current economic environment and constraints in the capital markets have caused this ratio to deteriorate at December 31, 2008. The current economic environment and related impact in the market price of the Company’s common shares have caused this ratio to vary. At December 31, 2008, the Company’s total debt consisted of $4.4 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate. At December 31, 2007, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate.

The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities including its growth, debt capitalization, distributions, status as a REIT and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 15 of this Annual Report on Form 10-K for information on certain of the recent developments, which is incorporated herein.

Competition

As one of the nation’s largest owners and developers of shopping centers (measured by total GLA) the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in these properties to tenants. In addition, tenants have been more selective in new store openings which is expected to tighten the demand for new space.

Employees

As of February 13, 2009, the Company employed 768 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

As of December 31, 2008, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

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

The Company’s properties consist primarily of community shopping centers, therefore, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

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

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space, by Such Tenants

As of December 31, 2008, the annualized base rental revenues from Wal-Mart, T.J. Maxx, Mervyns, Lowe’s Home Improvement, PetSmart, Bed Bath & Beyond and Circuit City represented 4.3%, 2.1%, 1.9%, 1.9%, 1.9%, 1.6% and 1.6%, respectively, of the Company’s aggregate annualized shopping center base rental revenues (those tenants greater than 1.5%), including its proportionate share of joint venture aggregate annualized shopping center base rental revenues. Mervyns and Circuit City filed for bankruptcy protection in 2008.

The retail shopping sector has been affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. For example, in 2008 and the first two months of 2009, certain retailers filed for bankruptcy protection and other retailers have announced store closings even though they have not filed for bankruptcy protection. As information becomes available regarding the status of the Company’s leases with tenants in financial distress or the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant related deferred charges in future periods. The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants do not renew multiple lease terms as they expire.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties only to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as:

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

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment who may have greater financial resources than the Company. The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve its anticipated return on investment, which could have an adverse effect on its results of operations.

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

Real Estate Property Investments Are Illiquid; Therefore the Company May Not Be Able to Dispose of Properties When Appropriate or on Favorable Terms

Real estate investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties. Therefore, the Company may not be able to diversify its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur losses and reduce its cash flows and adversely affect distributions to shareholders.

The Company’s Development and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and construction of retail properties in accordance with its development underwriting policies as opportunities arise. The Company’s development and construction activities include risks that:

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2008, the Company had outstanding debt of approximately $5.9 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $1.2 billion). The Company intends to maintain a strategy of conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares, the liquidation preference on any preferred shares outstanding and its total indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Recent Disruptions in the Financial Markets Could Affect the Company’s Ability To Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases resulting in the unavailability of certain types of financing. Continued uncertainty in the equity and credit markets may negatively impact the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain construction financing or make acquisitions. These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates. A prolonged downturn in the equity or credit markets may cause the Company to seek alternative sources of potentially less attractive financing, and may require it to adjust its business plan accordingly. In addition, these factors may make it more difficult for the Company to sell properties or may adversely affect the price it receives for properties that it does sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for the Company to raise capital through the issuance of its common shares. These disruptions in the financial markets also may have a material adverse effect on the market value of the Company’s common shares and other adverse effects on it or the economy in general. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. The U.S. credit markets and the sub-prime residential mortgage market have recently experienced severe dislocations and liquidity disruptions. There has been a substantial widening of yield spreads generally, as buyers demand greater compensation for credit risk. In addition, there has been a reduction in the availability of capital for some issuers of debt due to the decrease in the number of available lenders and decreased willingness of lenders to offer capital at cost efficient rates. Furthermore, current market conditions can be exacerbated by leverage. The continuation of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

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

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and consolidations and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with our financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to APB 18, “The Equity Method of Accounting for Investments

in Common Stock”. As of December 31, 2008, the Company had approximately $583.8 million of investments in and advances to unconsolidated joint ventures holding 329 operating shopping centers.

The Company’s Inability to Realize Anticipated Returns from Its Retail Real Estate Investments Outside the United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of transactions outside the United States, as the Company may not have any prior experience with the local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. The Company could be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. In addition, financing may not be available at acceptable rates and equity requirements may be different than the company’s strategy in the United States. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

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

The Company May Issue Additional Securities Without Shareholder Approval

The Company can issue preferred shares and common shares without shareholder approval subject to certain limitations in the Company’s Articles of Incorporation. Holders of preferred shares have priority over holders of common shares, and the issuance of additional shares reduces the interest of existing holders in the Company.

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

At December 31, 2008, the Portfolio Properties included 702 shopping centers (including 329 centers owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) and six business centers. The shopping centers consist of 670 community shopping centers, 24 enclosed malls and eight lifestyle centers. The Portfolio Properties also include more than 2,000 undeveloped acres, primarily development sites and parcels, located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 117.4 million square feet of Company-owned Gross Leasable Area (“GLA”) (approximately 149.5 million square feet of total GLA) and are located in 45 states, plus Puerto Rico and Brazil. The shopping centers are principally located in the Southeast and Midwest, with significant concentrations in Florida, Georgia and New York. The Company also has assets under development in Canada and Russia. The business centers aggregate 0.5 million square feet of Company-owned GLA and are located in four states, primarily in Maryland.

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

Shopping centers make up the largest portion of the Company’s shopping center portfolio, constituting 106.2 million (90.4%) square feet of Company-owned GLA. Enclosed malls account for 8.4 million square feet (7.1%) of Company-owned GLA, and lifestyle centers account for 2.9 million square feet (2.5%) of Company-owned GLA. At December 31, 2008, the average annualized base rent per square foot of Company-owned GLA of the Company’s 333 wholly-owned shopping centers was $11.74. For the 369 shopping centers owned through joint ventures, 40 of which are consolidated, annualized base rent per square foot was $12.33. The average annualized base rent per square foot of the Company’s business centers was $12.28.

Information as to the Company’s ten largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2008, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. In addition, as of December 31, 2008, unless otherwise indicated, with respect to the 702 shopping centers:

•	168 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 6,000 square feet to approximately 1,500,000 square feet of total GLA (with 96 properties exceeding 400,000 square feet of total GLA and 291 properties exceeding 200,000 square feet of total GLA);

•	Approximately 66.7% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, approximately 15.6% is leased to regional tenants and approximately 9.8% is leased to local tenants;

•	Approximately 92.1% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2008. With respect to the properties owned by the Company, or its unconsolidated joint ventures, as of December 31 of each of the last five years beginning with 2004, between 92.1% and 95.3% of the aggregate Company-owned GLA of these properties was occupied;

•	Three wholly-owned properties are currently being expanded by the Company, and three properties owned by unconsolidated joint ventures are being expanded; and

•	Ten wholly-owned properties are currently being developed by the Company.

Tenant Lease Expirations and Renewals

The following table shows tenant lease expirations for the next 10 years at the Company’s 333 wholly-owned shopping centers and six business centers, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Sq.	Sq. Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2009	813	3,600	$49,787	$13.83	6.6%	8.7%
2010	707	4,241	50,801	11.98	7.8	8.8
2011	789	4,833	65,547	13.56	8.9	11.4
2012	620	5,302	62,918	11.87	9.7	10.9
2013	599	5,290	60,627	11.46	9.7	10.5
2014	242	3,608	39,146	10.85	6.6	6.8
2015	171	3,220	35,075	10.89	5.9	6.1
2016	151	2,384	30,383	12.75	4.4	5.3
2017	159	2,977	34,619	11.63	5.5	6.0
2018	161	2,518	32,536	12.93	4.6	5.7

Total	4,412	37,973	$461,439	$12.15	69.8%	80.2%

The following table shows tenant lease expirations for the next ten years at the Company’s 369 unconsolidated joint venture shopping centers, including 40 consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Sq.	Sq. Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2009	1,317	4,452	$64,372	$14.46	7.0%	8.9%
2010	1,055	5,228	75,335	14.41	8.3	10.4
2011	1,133	5,607	90,023	16.06	8.8	12.4
2012	1,096	5,995	90,101	15.03	9.5	12.4
2013	972	5,281	77,640	14.70	8.3	10.7
2014	282	4,146	48,296	11.65	6.5	6.6
2015	152	2,897	33,974	11.73	4.6	4.7
2016	145	3,235	34,580	10.69	5.1	4.8
2017	135	2,844	35,130	12.35	4.5	4.8
2018	139	2,207	30,063	13.62	3.5	4.1

Total	6,426	41,892	$579,514	$13.83	66.1%	79.8%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

	Alabama
1	Birmingham, AL	Brook Highland Plaza 5291 Highway, 280 South	35242	SC	Fee	1994/2003	1994	100%	424,360	$4,349,367	$10.68	84.6%	Dick’s Clothing and Sporting Goods (2017), Lowe’s (2023), Stein Mart (2011), Office Max (2011), Michaels (2014), Homegoods (2016), Books-A-Million (2010), Ross Dress For Less (2014)
2	Birmingham, AL	Eastwood Festival Center 7001 Crestwood Boulevard	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,120,592	$7.19	51.9%	Dollar Tree (2013), Burlington Coat Factory (2013), Western Supermarkets (Not Owned), Home Depot (Not Owned)
3	Birmingham, AL	River Ridge U.S. Highway 280	35242	SC	Fee (3)	2001	2007	15%	172,304	$2,180,854	$17.12	73.9%	Staples (2016), Best Buy (2017), Super Target (Not Owned)
4	Birmingham, AL	Riverchase Promenade (I) Montgomery Highway	35244	SC	Fee (3)	1989	2002	14.5%	120,108	$1,687,973	$14.55	96.6%	Marshalls (2009), Toys “R” Us (Not Owned), Goody’s (Not Owned)
5	Cullman, AL	Lowe’s Home Improvement 1717 Cherokee Avenue S.W.	35055	SC	Fee	1998	2007	100%	101,287	$682,500	$6.74	100%	Lowe’s (2015)
6	Dothan, AL	Circuit City - Dothan 2821 Montgomery Highway	36303	SC	Fee	2004	2007	100%	33,906	$567,926	$16.75	100%	Circuit City (2020)
7	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007	100%	149,085	$1,655,277	$11.58	95.9%	Old Navy (2010), T.J. Maxx (2010), Office Max (2016)
8	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007	15%	173,989	$1,494,727	$11.33	75.8%	Best Buy (2017), Michaels(2011), Dick’s Clothing and Sporting Goods (2017), Target (Not Owned)
9	Huntsville, AL	Westside Centre 6275 University Drive	35806	SC	Fee (3)	2002	2007	15%	476,146	$4,960,461	$11.64	89.5%	Babies “R” Us (2012), Marshalls (2011), Bed Bath & Beyond (2012), Michaels (2011), Goody’s (2016), Dick’s Clothing and Sporting Goods (2017), Stein Mart (2011), Ross Dress For Less (2013), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

10	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway	36801	SC	Fee	1995	2003	100%	306,224	$673,349	$6.93	31.7%	Goody’s (2011)
11	Scottsboro, AL	Scottsboro Marketplace 24833 John P. Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$460,176	$11.35	100%	Goody’s (2011), Wal-Mart (Not Owned)
12	Tuscaloosa, AL	McFarland Plaza 2600 McFarland Building East	35404	SC	Fee (3)	1999	2007	15%	229,323	$1,177,104	$7.80	65.8%	Stein Mart (2009), Office Max (2015), Toys “R” Us (2011)
	Arizona
13	Ahwatukee, AZ	Foothills Towne Center (II) 4711 East Ray Road	85044	SC	Fee (3)	1996/1997/ 1999	1997	50%	647,883	$10,487,530	$16.23	96.2%	Jo-Ann Stores (2010), Best Buy (2014), AMC Theatres (2021), Bassett Furniture (2010), Ashley Furniture Homestore (2011), Barnes & Noble (2012), Babies “R” Us (2012), Stein Mart (2011), Ross Dress For Less (2012), Office Max (2012)
14	Chandler, AZ	Mervyns Plaza 2992 North Alma School Road	85224	MV	Fee	1985	2005	50%	74,862	$700,397	$9.36	100%	Mervyns (2020)
15	Mesa, AZ	Superstition Springs Center 6505 East Southern Avenue	85206	MV	Fee	1990	2005	50%	86,858	$1,198,104	$13.79	100%	Mervyns (2020)
16	Phoenix, AZ	Deer Valley 4255 West Thunderbird Road	85053	MV	Fee	1979	2005	50%	81,009	$852,150	$10.52	100%	Mervyns (2020)
17	Phoenix, AZ	Arrowhead Crossings 7553 West Bell Road	85382	SC	Fee (3)	1995	1996	50%	346,428	$3,834,009	$14.48	76.4%	Staples (2009), Homegoods (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2011), DSW Shoe Warehouse (2017), Bassett Furniture (2009), Fry’s (Not Owned)
18	Phoenix, AZ	Silver Creek Plaza 4710 East Ray Road	85044	MV	Fee	1994	2005	50%	76,214	$0	$0.00	0%
19	Phoenix, AZ	Phoenix Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL (3)	1961	2004	20%	452,065	$7,145,771	$11.62	95.4%	Wal-Mart (2023), Costco Wholesale (2020), Ross Dress For Less (2013), PetSmart (2019), JCPenney (2037), Harkins Theatre (2022), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

20	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999	100%	194,009	$3,056,451	$15.87	97.1%	Ross Dress For Less (2014), Office Max (2013), PetSmart (2014), Michaels (2014), AMC Theatres (Not Owned), Target (Not Owned)
21	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Boulevard South	85028	SC	Fee	1997/2004	2003	67%	223,658	$4,542,351	$18.73	96.9%	Bed Bath & Beyond (2011), Ross Dress For Less (2012), PetSmart (2015), Staples (2010), Albertson’s (2016)
22	Tucson, AZ	Santa Cruz Plaza 3660 South 16th Avenue	85713	MV	Fee	1982	2005	50%	76,126	$533,788	$7.01	100%	Mervyns (2020)
	Arkansas
23	Fayetteville, AR	Spring Creek Centre 464 East Joyce Boulevard	72703	SC	Fee (3)	1997/1999/ 2000/2001	1997	14.5%	262,827	$2,553,698	$12.01	80.9%	T.J. Maxx (2011), Best Buy (2017), Old Navy (2010), Bed Bath & Beyond (2009), Wal-Mart Super Center (Not Owned), Home Depot (Not Owned)
24	Fayetteville, AR	Steele Crossing 3533-3595 North Shiloh Drive	72703	SC	Fee (3)	2003	2003	14.5%	50,314	$1,025,935	$14.81	100%	Kohl’s (2022), Target (Not Owned)
25	North Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994	100%	295,013	$2,024,129	$7.17	95.7%	Bed Bath & Beyond (2013), T.J. Maxx (2012), Cinemark (2011), Burlington Coat Factory (2014), Michaels (2014)
26	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994	100%	266,539	$1,576,540	$6.51	90.8%	Hobby Lobby (2016), Stage (2010), JCPenney (2012), Belk (2021)
	Brazil
27	Brasilia	Patio Brasil Shopping Scs Quadra 07 Bl A	70307-902	MM	Fee	1997/2001	2006	4.95%	331,300	$11,839,094	$36.45	98%	Lojas Americanas (Not Owned), Otoch (2009), Riachuelo (2017), Renner (2011), Centauro (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

28	Campinas	Parque Dom Pedro Avenue Guilherme Campos, 500	01387-001	MM	Fee	2001	2006	48.73%	1,324,565	$21,647,480	$17.61	96%	Lojas Americanas (2014), Casas Bahia (2011), Centauro (2012), Pet Center Marginal (2010), Marisa (2016), Star Bowling (2009), Big (2017), Etna (2015), Alpini Veiculos (2012), Pernambucanas (2012), Formula Academia (2014), Riachuelo (2012), Zara (2014), Renner (2014), Fnac (2012), Multiplex P.D.Pedro (2012)
29	Franca	Franca Shopping Avenue Rio Negro, 1100	14406-901	MM	Fee	1993	2006	30.65%	198,480	$1,661,938	$9.47	97%	C&A (2016), Casas Bahia (2009), Magazine Luiza (2010), Lojas Americanas (2014), C&C (2011)
30	Sao Bernardo Do Campo	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee	1980/95/97	2006	39.4%	290,597	$7,202,827	$35.93	97%	Renner (2009), Lojas Americanas (2018)
31	Sao Paulo	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee	2004	2006	47.52%	275,270	$2,709,237	$10.54	92%	C&A (2014), Marisa & Familia (2014), Americanas Express (2017), Sonda (Not Owned)
32	Sao Paulo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee	2005	2006	9.50%	280,839	$3,189,699	$15.38	98%	C&A (2016), Marisa (2016), Compre Bem (2012), Casas Bahia (2011)
33	Sao Paulo	Shopping Penha Rua Dr. Joao Ribeiro, 304	03634-010	MM	Fee	1992/2004	2006	34.8%	325,183	$5,495,500	$17.75	96%	Marisa (2017), Magazine Luiza (2013), Sonda (2014), Lojas Americanas (2013), Kalunga (2010), C&A (2014)
34	Sao Paulo	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee	1994	2006	14.25%	248,988	$8,295,412	$33.58	99%	Lojas Americanas (2011), Luigi Bertolli (2009), Camicado (2010), Monday Academia (2009), Renner (2010)
35	Sao Paulo	Tivoli Shopping Av. Santa Barbara, 777	13456-080	MM	Fee	1993/2006	2006	14.25%	234,392	$2,842,171	$12.34	98%	Lojas Americanas (2014), Unimed (2010), Magazine Luiza (2013), C&A (2016), C&C (2011), Paulistao (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

	California
36	Anaheim, CA	Anaheim Hills Festival Center 8100 East Santa Canyon Road	92808	MV	Fee	1992	2005	50%	77,883	$1,354,101	$17.39	100%	Mervyns (2020)
37	Antioch, CA	County East Shopping Center 2602 Somersville Road	94509	MV	Fee	1970	2005	50%	75,339	$0	$0.00	0%
38	Buena Park, CA	Buena Park Mall and Entertainment 100 Buena Park	90620	SC	Fee (3)	1965	2004	20%	735,130	$9,589,000	$17.92	71.7%	Circuit City (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2015), Bed Bath & Beyond (2011), 24 Hour Fitness (2022), Kohl’s (2024), Krikorian Premier Theatres (2023), Michaels(2014), Sears (Not Owned), Wal-Mart (Not Owned)
39	Burbank, CA	Burbank Town Center 245 East Magnolia Boulevard	91502	MV	GL	1991	2005	50%	89,182	$1,657,357	$18.58	100%	Mervyns (2020)
40	Chino, CA	Chino Town Square Shopping 5517 Philadelphia	91710	MV	Fee	1986	2005	50%	81,282	$905,210	$11.14	100%	Mervyns (2020)
41	Clovis, CA	Sierra Vista Mall 1000 Shaw Avenue	93612	MV	GL	1988	2005	50%	75,088	$742,846	$9.89	100%	Mervyns (2020)
42	Culver City, CA	Circuit City - Culver City 5660 Sepulveda Boulevard	90230	SC	Fee	1998	2007	100%	32,873	$680,062	$20.69	100%	Circuit City (2018)
43	El Cajon, CA	Westfield Shopping Town 565 Fletcher Parkway	92020	MV	GL	1989	2005	50%	85,744	$1,304,225	$15.21	100%	Mervyns (2020)
44	Fairfield, CA	Westfield Solano Mall 1451 Gateway Boulevard	94533	MV	Fee	1981	2005	50%	89,223	$0	$0.00	0%
45	Folsom, CA	Folsom Square 1010 East Bidwell Street	95630	MV	Fee	2003	2005	50%	79,080	$1,201,287	$15.19	100%	Mervyns (2020)
46	Foothill Ranch, CA	Foothill Ranch Town Centre 26732 Portola Parkway	92610	MV	Fee	1993	2005	50%	77,934	$0	$0.00	0%
47	Garden Grove, CA	Garden Grove Center 13092 Harbor Boulevard	92843	MV	Fee	1982	2005	50%	83,746	$783,171	$9.35	100%	Mervyns (2020)
48	Lancaster, CA	Valley Central - Discount 44707-44765 Valley Central Way	93536	SC	Fee (3)	1990	2001	21%	353,483	$3,075,684	$15.01	58%	Marshalls (2012), Staples (2013), Cinemark (2017), 99 Cents Only (2014), Michaels (2018), Costco (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

49	Lompac, CA	Mission Plaza 1600 North H Street	93436	MV	Fee	1992	2005	50%	62,523	$365,056	$5.84	100%	Mervyns (2020)
50	Long Beach, CA	The Pike 95 South Pine Avenue	90802	SC	GL	2005	1 *	100%	281,535	$5,810,300	$19.86	94.8%	Cinemark (2017), Borders (2016), Club V2O (2019), Gameworks (2017)
51	Madera, CA	Madera 1467 Country Club Drive	93638	MV	Fee	1990	2005	50%	59,720	$209,050	$3.50	100%	Mervyns (2020)
52	North Fullerton, CA	North Fullerton 200 Imperial Highway	92835	MV	Fee	1991	2005	50%	76,360	$803,334	$10.52	100%	Mervyns (2020)
53	Northridge, CA	Northridge Plaza 8800 Corbin Avenue	91324	MV	GL	1980	2005	50%	75,326	$564,563	$7.49	100%	Mervyns (2020)
54	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000	100%	79,884	$1,330,878	$16.66	100%	Regal Cinemas (2014)
55	Palmdale, CA	Antelope Valley Mall 1305 West Rancho Vista Boulevard	93551	MV	Fee	1992	2005	50%	76,550	$862,762	$11.27	100%	Mervyns (2020)
56	Pasadena, CA	Paseo Colorado 280 East Colorado Boulevard	91101	LC	Fee	2001	2003	100%	556,271	$11,519,938	$21.97	94.3%	Gelson’s Market (2021), Loehmann’s (2015), Equinox (2017), Macy’s (2010), Pacific Theatres (2016), DSW Shoe Warehouse (2011)
57	Pleasant Hill, CA	Downtown Pleasant Hill 2255 Contra Costa Boulevard #101	94520	SC	Fee(3)	1999/2000	2001	20%	345,930	$6,431,048	$19.72	94.3%	Lucky Supermarket (2020), Michaels (2010), Borders (2015), Ross Dress For Less (2010), Bed Bath & Beyond (2010), Century Theatre (2016)
58	Porterville, CA	Porterville Market Place 1275 West Henderson Avenue	93257	MV	Fee	1991	2005	50%	76,378	$535,910	$7.02	100%	Mervyns (2020)
59	Redding, CA	Shasta Center 1755 Hilltop Drive	96002	MV	Fee	1984	2005	50%	61,363	$645,214	$10.51	100%	Mervyns (2020)
60	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee(3)	1996/2000	2002	20%	245,774	$3,858,794	$16.07	97.7%	99 Cents Only Stores (2011), PetSmart (2012), Ross Dress For Less (2013), Barnes & Noble (2011), Century Theatre (2016)
61	San Diego, CA	Southland Plaza Shopping 575 Saturn Boulevard	92154	MV	Fee	1982	2005	50%	75,207	$1,054,841	$14.03	100%	Mervyns (2020)
62	San Diego, CA	College Grove Shopping Center 3450 College Avenue	92115	MV	Fee	1991	2005	50%	73,872	$880,775	$11.92	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

63	San Francisco, CA	Van Ness Plaza 125 1000 Van Ness Avenue	94109	SC	Fee	1998	2002	100%	123,755	$3,971,743	$38.48	83.4%	AMC Theatre (2030), Crunch Fitness (2009)
64	Santa Maria, CA	Town Center West 201 Town Center West	93458	MV	Fee	1988	2005	50%	84,886	$793,784	$9.35	100%	Mervyns (2020)
65	Santa Rosa, CA	Santa Rosa Plaza 600 Santa Rosa Plaza	95401	MV	Fee	1981	2005	50%	90,348	$1,588,628	$17.58	100%	Mervyns (2020)
66	Slatten Ranch, CA	Slatten Ranch Shopping Center 5849 Lone Tree Way	94531	MV	Fee	2002	2005	50%	78,819	$1,381,693	$17.53	100%	Mervyns (2020)
67	Sonora, CA	Sonora Crossroad Shopping 1151 Sanguinetti Road	95370	MV	Fee	1993	2005	50%	62,214	$763,009	$12.26	100%	Mervyns (2020)
68	Tulare, CA	Arbor Faire Shopping Center 1675 Hillman Street	93274	MV	Fee	1991	2005	50%	62,947	$588,970	$9.36	100%	Mervyns (2020)
69	Ukiah, CA	Ukiah 437 North Orchard Avenue	95482	MV	Fee	1990	2005	50%	58,841	$343,831	$5.84	100%	Mervyns (2020)
70	Valencia, CA	Mervyns Valencia 24235 Magic Mountain Parkway	91355	SC	GL	1986	2006	100%	75,590	$989,420	$13.09	100%	Mervyns (2020)
71	West Covina, CA	West Covina Shopping Center 2753 East Eastland Center Drive	91791	MV	GL	1979	2005	50%	79,800	$1,607,730	$20.15	100%	Mervyns (2020)
	Colorado
72	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee (3)	2003	2003	14.5%	127,215	$2,321,316	$18.12	91.8%	Bed Bath & Beyond (2012), Office Depot (2017), Wal-Mart (Not Owned), Home Depot (Not Owned)
73	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee	2001	2003	100%	252,035	$4,085,632	$20.91	77.5%	Nordstrom Rack (2011), Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned)
74	Denver, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997	100%	408,337	$7,004,611	$17.74	96.7%	Golfsmith Golf Center (2012), Soundtrack (2017), Ross Dress For Less (2013), Office Max (2012), Michaels (2012), Toys “R” Us (2011), Borders (2017), Loehmann’s (2012),
													Recreational Equipment (Not Owned), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

75	Denver, CO	Tamarac Square 7777 East Hampden	80231	SC	Fee	1976	2001		100%	183,611	$1,902,467	$13.59	69.9%	Regency Theatres Tamarac Square (2009)
76	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003		100%	244,383	$3,792,744	$17.89	86.7%	Pier 1 Imports (2014), Office Max (2012), King Soopers (2017)
77	Fort Collins, CO	Mulberry & Lemay Crossing Mulberry Street & South Lemay Avenue	80525	SC	Fee	2004	2003		100%	18,988	$393,944	$23.89	86.8%	Wal-Mart (Not Owned), Home Depot (Not Owned)
78	Highland Ranch, CO	Circuit City - Highland Ranch 8575 South Quebec Street	80130	SC	Fee	1998	2007		100%	43,480	$443,625	$10.20	100%	Circuit City (2018)
79	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1	*	100%	231,450	$6,028,977	$27.45	88.9%
80	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL (3)	2003	2003		14.5%	116,644	$2,084,091	$15.23	100%	Bed Bath & Beyond (2014), Gart Sports (2014), Michaels(2013), Kohl’s (Not Owned)
81	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee (3)	2003	2003		14.5%	89,631	$1,447,663	$18.66	81.4%	Office Depot (2016), Home Depot (Not Owned), Wal-Mart (Not Owned)
	Connecticut
82	Manchester, CT	Manchester Broad Street 286 Broad Street	06040	SC	Fee	1995/2003	2007		100%	68,509	$1,075,480	$15.70	100%	Stop & Shop (2028)
83	Plainville, CT	Connecticut Commons I-84 & Route 9	06062	SC	Fee (3)	1999/2001	1	*	15%	463,338	$5,983,672	$11.78	92.7%	Lowe’s (2019), Loew’s Cinema (2019), Kohl’s (2022), DSW Shoe Warehouse (2015), Dick’s Clothing and Sporting Goods (2020), PetSmart (2015), A.C. Moore (2014), Old Navy (2011), Marshalls (2018)
84	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007		15%	232,085	$3,775,480	$17.76	81.9%	Wal-Mart (2027), Bob’s Stores (2017), Stop & Shop (2021), Staples (2018)
85	Windsor Court, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007		100%	78,480	$1,401,225	$17.85	100%	Stop & Shop (2013)
	Delaware
86	Dover, DE	Kmart Shopping Center 515 North Dupont Highway	19901	SC	Fee (3)	1973	2008		25.25%	84,180	$301,000	$2.86	100%	Kmart (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

	Florida
87	Apopka, FL	Piedmont Plaza 2302-2444 E Semoran Boulevard	32703	SC	Fee (3)	2004	2007		14.5%	148,075	$1,081,245	$8.22	88.8%	Beall’s (2019), Albertson’s (Not Owned)
88	Bayonet Point, FL	Point Plaza US 19 & State Route 52	34667	SC	Fee	1985/2003	1/2	*	100%	209,714	$1,386,913	$6.61	100%	Publix Super Markets (2010), Beall’s (2014), T.J. Maxx (2010)
89	Boynton Beach, FL	Meadows Square Hypoluxo Road North Congress Avenue	33461	SC	Fee (3)	1986	2004		20%	106,224	$1,251,109	$14.00	84.2%	Publix Super Markets (2011)
90	Boynton Beach, FL	Boynton Commons 333-399 Congress Avenue	33426	SC	Fee (3)	1998	2007		15%	210,488	$3,160,798	$15.16	99%	Barnes & Noble (2013), PetSmart (2014), Sports Authority (2013), Bed Bath & Beyond (2014)
91	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Boulevard	33426	SC	Fee (3)	1990	2007		20%	70,555	$694,723	$10.41	94.5%	Publix Super Markets (2010)
92	Boynton Beach, FL	Village Square at Golf 3775 West Woolbright Road	33436	SC	Fee (3)	1983/2002	2007		20%	126,486	$1,736,796	$14.05	88.6%	Publix Super Markets (2013)
93	Bradenton, FL	Lakewood Ranch Plaza 1755 Lakewood Ranch Boulevard	34211	SC	Fee (3)	2001	2007		20%	69,484	$946,301	$12.26	96.7%	Publix Super Markets (2021)
94	Bradenton, FL	Cortez Plaza Cortez Road West & U.S. Highway 41	34207	SC	Fee	1966/1988	2007		100%	288,540	$3,068,998	$10.88	97.8%	Publix Super Markets (2010), Burlington Coat Factory (2013), PetSmart (2012), Circuit City (2010)
95	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007		20%	180,746	$2,078,415	$10.58	89.4%	Beall’s (2016), Beall’s Outlet (2014), Lifestyle Family Fitness (2014), Macys Furniture & Mattress Clearance Center (2009)
96	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/ 2003	2	*	100%	161,900	$801,248	$3.65	100%	Kmart (2012), Kane Furniture (2022)
97	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee (3)	1999	2003		14.5%	148,267	$1,932,929	$11.96	100%	CompUSA (2017), Jo-Ann Stores (2017), Babies “R” Us (2013), Publix Super Markets (2019)
98	Brandon, FL	Lake Brandon Village Causeway Boulevard	33511	SC	Fee (3)	1997/2004	2003		14.5%	113,986	$1,121,612	$14.23	69.2%	Sports Authority (2018), PetSmart (2020), Lowe’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

99	Casselberry, FL	Casselberry Commons 1455 South Semoran Boulevard	32707	SC	Fee(3)	1973/1998	2007	20%	228,967	$2,071,019	$9.09	87.2%	Publix Super Markets (2012), Ross Dress For Less (2013), Stein Mart (2015)
100	Clearwater, FL	Clearwater Collection 21688-21800 U.S. Highway 19 North	33765	SC	Fee	1995/2005	2007	100%	132,023	$1,483,948	$12.57	89.4%	L.A. Fitness International (2022), Floor & Decor (2017)
101	Crystal River, FL	Crystal Springs Shopping Center 6760 West Gulf to Lake	34429	SC	Fee (3)	2001	2007	20%	66,986	$688,817	$11.05	93%	Publix Super Markets (2021)
102	Crystal RIver, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1/2 *	100%	169,101	$867,967	$7.68	66.8%	Beall’s (2012), Beall’s Outlet (2011)
103	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007	100%	165,000	$1,600,000	$9.70	100%	Bass Pro Outdoor World (2014)
104	Dania, FL	Sheridan Square 401-435 East Sheridan Street	33004	SC	Fee (3)	1991	2007	20%	67,475	$643,004	$10.31	92.4%	Publix Super Markets (2010)
105	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007	20%	74,493	$1,154,841	$16.11	96.2%	Publix Super Markets (2023)
106	Daytona Beach, FL	Volusia 1808 West International Speedway	32114	SC	Fee	1984	2001	100%	76,087	$838,139	$13.42	82.1%	Marshalls (2010)
107	Deerfield Beach, FL	Hillsboro Square Hillsboro Boulevard & Highway One	33441	SC	Fee (3)	1978/2002	2007	15%	145,329	$2,238,273	$15.97	96.4%	Publix Super Markets (2022), Office Depot (2023)
108	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004	100%	46,835	$438,152	$10.06	93%	Kash n’ Karry (2011)
109	Fort Meyers, FL	Market Square 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007	15%	107,179	$1,708,296	$14.45	100%	American Signature (2014), Total Wine & More (2016), DSW Shoe Warehouse (2016), Target (Not Owned)
110	Fort Meyers, FL	Cypress Trace Cypress Lake Drive & U.S. 41	33907	SC	Fee (3)	2004	2007	15%	276,288	$2,755,151	$10.04	99.3%	Beall’s (2010), Stein Mart (2013), Beall’s Outlet (2010), Ross Dress For Less (2012)
111	Fort Walton Beach, FL	Shoppes at Paradise Pointe U.S. Highway 98 & Perry Avenue	32548	SC	Fee (3)	1987/2000	2007	20%	83,936	$994,286	$13.40	88.4%	Publix Super Markets (2021)
112	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%	29,827	$494,236	$16.57	100%	Wal-Mart (Not Owned), Lowe’s (Not Owned)
113	Hernando, FL	Shoppes of Citrus Hills 2601 Forest Ridge Boulevard	34442	SC	Fee (3)	1994/2003	2007	20%	68,927	$717,255	$10.70	97.3%	Publix Super Markets (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

114	Hialeah, FL	Paraiso Plaza 3300-3350 West 80th Street	33018	SC	Fee (3)	1997	2007	20%	60,712	$766,537	$14.01	90.1%	Publix Super Markets (2017)
115	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995	100%	219,735	$1,333,820	$6.73	90.2%	JCPenney (2012), Winn Dixie Stores (2014)
116	Jacksonville, FL	Arlington Plaza 926 Arlington Road	32211	SC	Fee	1990/1999	2004	100%	182,098	$601,727	$7.54	43.8%	Food Lion (2010)
117	Lake Mary, FL	Shoppes at Lake Mary 4155 West Lake Mary Boulevard	32746	SC	Fee (3)	2001	2007	15%	73,343	$1,531,899	$20.68	100%	Staples (2015)
118	Lake Wales, FL	Shoppes on the Ridge Highway 27 & Chalet Suzanne Road	33859	SC	Fee (3)	2003	2007	20%	115,671	$1,198,314	$12.56	82.5%	Publix Super Markets (2023)
119	Lakeland, FL	Highlands Plaza 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004	100%	102,572	$858,358	$8.86	94.5%	Winn Dixie Stores (2017)
120	Lakeland, FL	Lakeland Marketplace Florida Lakeland	33803	SC	Fee	2006	2003	100%	77,582	$581,865	$7.50	100%
121	Largo, FL	Colonial Promenade Bardmoor Center 10801 Starkey Road	33777	SC	Fee (3)	1991	2007	20%	152,667	$1,865,873	$12.48	96.5%	Publix Super Markets (2011)
122	Largo, FL	Kmart Shopping Center 1000 Missouri Avenue	33770	SC	Fee (3)	1969	2008	25%	116,805	$214,921	$1.84	100%	Kmart (2012)
123	Lauderhill, FL	Universal Plaza 7730 West Commercial	33351	SC	Fee (3)	2002	2007	15%	49,505	$1,048,954	$23.02	92%	Target (Not Owned)
124	Melbourne, FL	Melbourne Shopping Center 1301-1441 South Babcock	32901	SC	Fee (3)	1960/1999	2007	20%	204,202	$1,351,620	$6.89	93.1%	Big Lots (2014), Publix Super Markets (2019)
125	Miami, FL	The Shops of Midtown 3401 North Miami Avenue	33127	SC	Fee	2006	1 *	100%	247,599	$5,047,817	$20.27	90.5%	Circuit City (2022), Loehmann’s (2018), Marshalls (2017), Ross Dress For Less (2018), Target (2027), West Elm (2019)
126	Miami, FL	Plaza Del Paraiso 12100 S.W. 127th Avenue	33186	SC	Fee (3)	2003	2007	20%	82,441	$1,162,796	$13.38	93.4%	Publix Super Markets (2023)
127	Miramar, FL	River Run Miramar Parkway & Palm Avenue	33025	SC	Fee (3)	1989	2007	20%	93,643	$971,424	$12.79	81.1%	Publix Super Markets (2014)
128	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee (3)	1994	1995	14.5%	267,796	$3,157,833	$12.35	95.5%	Wal-Mart (2014), T.J. Maxx (2014), Circuit City (2015), Ross Dress For Less (2010), Beall’s (2015), Office Max (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

129	Naples, FL	Countryside 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007	20%	73,986	$851,713	$11.51	100%	Sweetbay Supermarkets (2017)
130	Newport Richey, FL	Shoppes of Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007	20%	130,643	$1,276,767	$13.96	70%	Publix Super Markets (2022)
131	Ocala, FL	Heather Island 7878 S.E. Maricamp	34472	SC	Fee (3)	2005	2007	20%	70,970	$736,383	$10.55	98.3%	Publix Super Markets (2020)
132	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007	100%	92,180	$937,612	$9.74	100%	Publix Super Markets (2013)
133	Ocala, FL	Ocala West 2400 S.W. College Road	32674	SC	Fee	1991	2003	100%	105,276	$830,208	$8.30	95%	Sports Authority (2012), Hobby Lobby (2016)
134	Ocoee, FL	West Oaks Town Center 9537-49 West Colonial	34761	SC	Fee (3)	2000	2007	20%	66,539	$1,128,641	$18.36	92.4%	Michaels (2010)
135	Orange Park, FL	The Village Shopping Center 950 Blanding Boulevard	32065	SC	Fee	1993/2000	2004	100%	72,511	$697,556	$9.82	97.9%	Beall’s (2014), Albertson’s (Not Owned)
136	Orlando, FL	Chickasaw Trail 2300 South Chickasaw Trail	32825	SC	Fee (3)	1994	2007	20%	75,492	$807,906	$11.58	92.4%	Publix Super Markets (2014)
137	Orlando, FL	Circuit City Plaza Good Homes Road & Colonial Drive	32818	SC	Fee (3)	1999	2007	15%	78,625	$994,110	$15.12	83.6%	Staples (2015)
138	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007	20%	117,723	$1,002,974	$9.49	89.8%	Publix Super Markets (2019)
139	Orlando, FL	Sand Lake Corners 8111-8481 John Young Parkway	32819	SC	Fee (3)	1998/2000	2007	15%	197,716	$2,350,965	$12.47	95.4%	Beall’s (2014), PetSmart (2014), Staples (2014), Wal-Mart (Not Owned), Lowe’s (Not Owned)
140	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007	20%	281,260	$2,580,758	$9.55	96.1%	Publix Super Markets (2013), Office Depot (2008), Kmart (2009), Circuit City (2013)
141	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Boulevard	32174	SC	Fee	1993	1994	100%	234,042	$2,017,796	$8.96	96.2%	Beall’s (2018), Ross Dress For Less (2016), Publix Super Markets (2013)
142	Oviedo, FL	Oviedo Park Crossing Route 417 & Red Bug Lake Road	32765	SC	Fee (3)	1999	1 *	20%	186,212	$1,682,591	$10.82	83.5%	Office Max (2014), Ross Dress For Less (2010), Michaels(2014), T.J. Maxx (2010), Lowe’s (Not Owned)
143	Palm Beach Garden, FL	Northlake Commons Northlake Boulevard	33403	SC	Fee (3)	1987/2003	2007	20%	146,825	$2,002,632	$16.07	84.9%	Ross Dress For Less (2014), Tiger Direct (2018), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

144	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lakeroad	34685	SC	Fee	1990	1995		100%	52,395	$957,541	$19.33	94.5%	Albertson’s (Not Owned), Target (Not Owned)
145	Palm Harbor, FL	Publix Brooker Creek 36301 East Lake Road	34685	SC	Fee (3)	1994	2007		20%	77,596	$907,609	$11.85	98.7%	Publix Super Markets (2014)
146	Pembroke Pines, FL	Flamingo Falls 2000-2216 North Flamingo Road	33028	SC	Fee (3)	2001	2007		20%	108,565	$2,432,870	$22.75	98.5%
147	Pensacola, FL	Palafox Square 8934 Pensacola Boulevard	32534	SC	Fee	1988/1997/ 1999	1/2	*	100%	17,150	$252,813	$14.74	100%	Wal-Mart (Not Owned)
148	Plant City, FL	Plant City Crossing SWC of Interstate 4 & Thonotosassa Road	33563	SC	Fee	2001	2007		100%	85,252	$1,009,421	$12.26	96.6%	Publix Super Markets (2021)
149	Plant City, FL	Lake Walden Square 105-240 West Alexander	33566	SC	Fee (3)	1992	2007		14.5%	158,347	$1,358,162	$9.81	83.2%	Kash n’ Karry (2012), Premiere Cinemas (2013)
150	Plantation, FL	The Fountains 801 South University Drive	33324	SC	Fee	1989	2007		100%	223,281	$2,555,512	$17.27	65.3%	Marshalls (2014), Kohl’s (Not Owned)
151	Plantation, FL	Vision Works 801 South University Drive	33324	SC	Fee	1989	2007		100%	6,891	$159,170	$23.10	100%
152	Santa Rosa Beach, FL	Watercolor Crossing 110 Watercolor Way	32459	SC	Fee (3)	2003	2007		20%	43,207	$674,060	$16.05	97.2%	Publix Super Markets (2024)
153	Sarasota, FL	Sarasota Pavilion 6511 Tamaimi Trail	34231	SC	Fee (3)	1999	2007		15%	324,985	$3,905,623	$12.00	98.3%	Stein Mart (2009), Publix Super Markets (2010), Michaels (2014), Old Navy (2010), Marshalls (2013), Bed Bath & Beyond (2015), Ross Dress For Less (2012), Books-A-Million (2011)
154	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard.	34613	SC	Fee	1988/1997	1/2	*	100%	188,347	$1,553,721	$8.32	95.6%	Beall’s (2011), Ross Dress For Less (2014), Wal-Mart (Not Owned)
155	St. Petersburg, FL	Kmart Plaza 3951 34th Street South	33711	SC	Fee (3)	1973	2008		25%	94,500	$277,400	$2.94	100%	Kmart (2013)
156	St. Petersburg, FL	Gateway Market Center 7751-8299 9th Street North	33702	SC	Fee (3)	2000	2007		15%	231,106	$2,045,678	$9.31	95.1%	T.J. Maxx (2014), Publix Super Markets (2019), Beall’s (2021), PetSmart (2013), Office Depot (2014), Target (Not Owned)
157	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	79,451	$646,711	$8.14	100%	Beall’s Outlet (2009), Office Depot (2017), Wal-Mart (Not Owned)
158	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee(3)	1980	2007		20%	95,229	$1,023,285	$11.14	96.4%	Publix Super Markets (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

159	Tallahassee, FL	Southwood Village NWC Capital Circle & Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$758,374	$12.55	96.2%	Publix Super Markets (2023)
160	Tamarac, FL	Midway Plaza University Drive & Commercial Boulevard	33321	SC	Fee (3)	1985	2007		20%	227,209	$2,808,731	$13.55	91.2%	Ross Dress For Less (2013), Publix Super Markets (2011)
161	Tampa, FL	New Tampa Commons	33647	SC	Fee	2005	2007		100%	10,000	$336,221	$33.62	100%
162	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1/2	*	20%	104,460	$1,300,345	$12.94	96.2%	Publix Super Markets (2010), Wal-Mart (Not Owned)
163	Tampa, FL	Walks at Highwood Preserve I 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	169,081	$2,831,210	$21.31	78.6%	Michaels (2012), Circuit City (2017)
164	Tampa, FL	Town N’ Country Promenade 7021-7091 West Waters Avenue	33634	SC	Fee	1990	1/2	*	100%	134,463	$1,211,206	$9.40	95.8%	Kash n’ Karry (2010), Beall’s Outlet (2014), Wal-Mart (Not Owned)
165	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee	1974/1998	1/2	*	100%	198,797	$1,451,420	$7.00	100%	Kmart (2009), Big Lots (2012), Staples (2013)
166	Tequesta, FL	Tequesta Shoppes 105 North U.S. Highway 1	33469	SC	Fee	1986	2007		100%	109,760	$1,093,688	$10.89	91.5%	Stein Mart (2017)
167	Vairico, FL	Brandon Boulevard Shoppes 1930 State Route 60 East	33594	SC	Fee	1994	2007		100%	85,377	$922,113	$11.62	92.9%	Publix Super Markets (2014)
168	Vairico, FL	Shoppes at Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007		20%	71,430	$1,045,200	$15.64	93.6%	Publix Super Markets (2023)
169	Venice, FL	Jacaranda Plaza 1687 South Bypass	34293	SC	Fee (3)	1974	2008		25%	84,180	$256,500	$3.05	100%	Kmart (2009)
170	Vero Beach, FL	Circuit City - Vero Beach 6560 20th Street	32966	SC	Fee	2001	2007		100%	33,243	$530,000	$15.94	100%
171	Wesley Chapel, FL	Shoppes of New Tampa 1920 County Road 581	33543	SC	Fee (3)	2002	2007		20%	158,602	$1,972,649	$12.98	95.9%	Publix Super Markets (2022), Beall’s (2017)
172	West Palm Beach, FL	Paradise Place 4075 N. Haverhill Road	33417	SC	Fee (3)	2003	2007		15%	89,120	$909,707	$11.01	92.7%	Publix Super Markets (2023)
173	Winter Park, FL	Winter Park Palms 4270 Aloma Avenue	32792	SC	Fee (3)	1990	2007		14.5%	112,292	$887,733	$10.95	72.2%	Publix Super Markets (2010)
	Georgia
174	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee	2000	2003		100%	24,000	$323,904	$15.00	90%	Wal Mart (Not Owned)
175	Atlanta, GA	Brookhaven Plaza 3974 Peachtree Road N.E.	30319	SC	Fee (3)	1993	2007		20%	65,320	$1,186,135	$16.93	100%	Kroger (2018)
176	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee(3)	1993	2007		20%	66,844	$475,836	$7.12	100%	Kroger (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

177	Atlanta, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$674,769	$11.00	62%	Wal-Mart (Not Owned)
178	Atlanta, GA	Perimeter Pointe 1155 Mount Vernon Highway	30136	SC	Fee (3)	1995/2002	1995	14.5%	343,155	$5,464,451	$15.12	100%	Stein Mart (2010), Babies “R” Us (2012), Sports Authority (2012), L.A. Fitness (2016), Office Depot (2012), Homegoods (2018), United Artists Theatre (2015)
179	Atlanta, GA	Abernathy Square 6500 Roswell Road	30328	SC	Fee	1983/1994	2007	100%	127,616	$2,223,604	$19.74	85.1%	Publix Super Markets (2014)
180	Atlanta, GA	Cascade Crossing 3695 Cascade Road S.W.	30331	SC	Fee (3)	1994	2007	20%	63,346	$605,375	$9.56	100%	Publix Super Markets (2014)
181	Augusta, GA	Goody’s Shopping Center 2360 Georgetown Road	30906	SC	Fee (3)	1999	2007	15%	22,560	$0	$0.00	0%	Super Wal-Mart (Not Owned)
182	Austell, GA	Burlington Plaza 3753-3823 Austell Road S.W.	30106-1106	SC	Fee (3)	1973	2008	25%	146,950	$487,041	$3.39	97.8%	Burlington Coat Factory (2014)
183	Buford, GA	Marketplace at Millcreek I Mall of Georgia Boulevard	30519	SC	Fee (3)	2003	2007	15%	403,106	$4,552,852	$12.86	87.8%	Toys “R” Us (2015), R.E.I. (2013), Borders (2020), Office Max (2014), PetSmart (2015), Michaels (2010), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012)
184	Canton, GA	Hickory Flat Village 6175 Hickory Flat Highway	30115	SC	Fee (3)	2000	2007	20%	74,020	$962,939	$13.32	97.6%	Publix Super Markets (2020)
185	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007	20%	302,131	$3,538,948	$11.63	97.4%	Goody’s (2010), Michaels (2012), Ross Dress For Less (2012), Belk (2017), Publix Super Markets (2018)
186	Cartersville, GA	Bartow Marketplace 215 Marketplace Boulevard	30121	SC	Fee (3)	1995	2007	15%	375,067	$2,450,678	$6.59	99.2%	Wal-Mart (2015), Lowe’s (2015)
187	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003	100%	147,016	$668,716	$12.24	37.2%
188	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive Columbia	31904	SC	Fee	1999	2003	100%	119,786	$1,339,143	$11.41	98%	Goody’s (2011), PetSmart (2015), Michaels (2009), Target (Not Owned)
189	Cumming, GA	Sharon Greens 1595 Peachtree Parkway	30041	SC	Fee (3)	2001	2007	20%	98,301	$1,109,793	$12.34	91.5%	Kroger (2021)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

190	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	308,557	$3,344,883	$11.75	88.2%	Lowe’s (2019), Michaels (2010), Office Max (2013), Wal-Mart (Not Owned), Home Depot (Not Owned)
191	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Road	30034	SC	Fee (3)	1994	2007	20%	69,699	$711,118	$10.20	100%	Publix Super Markets (2013)
192	Decatur, GA	Hairston Crossing 2075 South Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$701,163	$12.11	100%	Publix Super Markets (2022)
193	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	86,158	$1,461,499	$10.54	100%	Best Buy (2015), Babies “R” Us (2011), Lowe’s (Not Owned)
194	Douglasville, GA	Douglas Pavilion 2900 Chapel Hill Road	30135	SC	Fee (3)	1998	2007	15%	267,010	$2,980,628	$11.56	96.6%	PetSmart (2014), Office Max (2013), Marshalls (2014), Goody’s (2013), Ross Dress For Less (2012), Hudson’s Furniture Showroom (2014), Target (Not Owned)
195	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	121,766	$1,413,068	$11.86	93.3%	Office Depot (2013)
196	Duluth, GA	Venture Pointe I 2050 West Liddell Road	30096	SC	Fee (3)	1996	2007	15%	335,420	$2,408,764	$8.39	85.6%	Hobby Lobby (2011), Babies “R” Us (2014), Ashley Furniture Homestore (2012), Golfsmith Golf Center (2012), Kohl’s (2022), Costco (Not Owned), Super Target (Not Owned)
197	Duluth, GA	Sofa Express 3480 Steve Reynolds Boulevard	30096	SC	Fee	2004	2007	100%	20,000	$0	$0.00	0%
198	Duluth, GA	Pleasant Hill 2205 Pleasant Hill	30096	SC	Fee (3)	1997/2000	2007	15%	282,137	$3,591,471	$12.91	98.6%	Barnes & Noble (2012), Toys “R” Us (2013), Staples (2014), JCPenney (2012), Old Navy (2009), Jo-Ann Stores (2011)
199	Ellenwood, GA	Shoppes of Ellenwood East Atlanta Road & Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$778,235	$13.12	87.6%	Publix Super Markets (2023)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

200	Fayetteville, GA	Fayette Pavilion I New Hope Road & GA Highway 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,279,810	$11,310,519	$9.82	90%	H.H. Gregg Appliances (2018), Wal-Mart (2016), Bed Bath & Beyond (2013), Sports Authority (2012), T.J. Maxx (2009), Publix Super Markets (2016), Belk (2015), Best Buy (2013), Hudson’s Furniture Showroom (2016), Old Navy (2010), Ross Dress For Less (2012), Toys “R” Us (2010), Cinemark (2018), Marshalls (2011), PetSmart (2016), Kohl’s (2022), Jo-Ann Stores (2012), Dick’s Clothing and Sporting Goods (2016), Target (Not Owned), Home Depot (Not Owned)
201	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$1,082,925	$12.85	93%	Kroger (2023)
202	Gainesville, GA	Rite Aid 599 South Enota Drive	30501	SC	Fee	1997	2007	100%	10,594	$178,016	$16.80	100%
203	Hiram, GA	Hiram Pavilion I 5220 Jimmy Lee Smith Parkway	30141	SC	Fee (3)	2002	2007	15%	363,695	$2,825,070	$10.11	76.8%	Ross Dress For Less (2012), Michaels (2012), Marshalls (2011), Kohl’s (2022), Target (Not Owned)
204	Kennesaw, GA	Barrett Pavilion I 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	439,784	$6,593,189	$15.96	90.2%	AMC Theatre (2019), Homegoods (2013), The School Box (2010), Golfsmith Golf Center (2013), H.H. Gregg Appliances (2018), Jo-Ann Stores (2011), Old Navy (2010), Rei (2018), Total Wine & More (2017), Target (Not Owned)
205	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,108	$986,345	$14.99	91.3%	JCPenney (2013), Dick’s Clothing and Sporting Goods (Not Owned)
206	Lawrenceville, GA	Five Forks Village 850 Dogwood Road	30044	SC	Fee (3)	1990	2003	10%	89,064	$447,152	$16.06	31.3%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

207	Lawrenceville, GA	Rite Aid 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$184,328	$19.39	100%
208	Lawrenceville, GA	Springfield Park 665 Duluth Highway	30045	SC	Fee	1992/2000	2007	100%	105,321	$933,601	$10.11	75.7%	Hobby Lobby (2011)
209	Lilburn, GA	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee (3)	2000/2001	2003	10%	73,910	$717,812	$9.71	100%	Kroger (2012)
210	Lithonia, GA	Stonecrest Marketplace Turner Hill Road and Mall Parkway	30038	SC	Fee (3)	2002	2007	15%	264,584	$2,942,984	$12.80	86.9%	Staples (2017), Babies “R” Us (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012)
211	Lithonia, GA	The Shops at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2004	2003	14.5%	113,675	$1,560,075	$13.19	95.4%	Best Buy (2018), Bed Bath & Beyond (2013), Toys “R” Us (2012), Sam’s Club (Not Owned)
212	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$1,044,574	$11.45	100%	Kroger (2016)
213	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	55,505	$688,453	$12.40	100%	H.H. Gregg Appliances (2036)
214	Macon, GA	Eisenhower Outlot (David’s Bridal) 4685 Presidential Parkway	31206	SC	Fee (3)	2004	2007	15%	14,000	$247,665	$19.42	91.1%
215	Macon, GA	Eisenhower Crossing I 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	400,556	$4,311,437	$11.79	89.3%	Kroger (2022), Staples (2016), Michaels (2011), Ross Dress For Less (2012), Bed Bath & Beyond (2012), Old Navy (2011), Marshalls (2011), Dick’s Clothing and Sporting Goods (2017), Target (Not Owned)
216	Macon, GA	Kmart 1901 Paul Walsh Drive	31206	SC	Fee	2000	2007	100%	102,098	$0	$0.00	0%
217	Marietta, GA	Towne Center Prado 2609 Bells Ferry Road	30066	SC	Fee (3)	1995/2002	1995	14.5%	316,786	$4,041,430	$12.92	97.3%	Stein Mart (2012), Ross Dress For Less (2013), Publix Super Markets (2015), Crunch Fitness (2011)
218	Marietta, GA	Rite Aid 731 Whitlock Avenue	30064	SC	Fee	1997	2007	100%	10,880	$183,507	$16.87	100%
219	Marietta, GA	Blockbuster 1748 Powder Springs	30064	SC	Fee (3)	1994	2007	20%	6,500	$128,960	$19.84	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

220	McDonough, GA	McDonough Marketplace (LP-II) N.E. Corner 175 & Highway 20	30253	SC	Fee (3)	2003	2003	14.5%	53,158	$831,109	$13.77	94.7%	Office Depot (2016), Lowe’s (Not Owned), Wal-Mart (Not Owned)
221	McDonough, GA	Shoppes at Lake Dow 900-938 Highway 81 East	30252	SC	Fee (3)	2002	2007	20%	73,145	$870,478	$12.89	92.3%	Publix Super Markets (2022)
222	Morrow, GA	Southlake Pavilion 1912 Mount Zion Road	30260	SC	Fee (3)	1996/2001	2007	15%	530,066	$4,476,109	$13.04	64.8%	Ross Dress For Less (2012), Barnes & Noble (2013), Ashley Furniture Homestore (2012), L.A. Fitness (2017), Staples (2015), Old Navy (2011), H.H. Gregg Appliances (2018), Sears (2012), Target (Not Owned)
223	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,283,643	$8.36	98.1%	Lowe’s (2015), Belk (Not Owned), Wal-Mart (Not Owned)
224	Newnan, GA	Newnan Pavilion 1074 Bullsboro Drive	30265	SC	Fee (3)	1998	2007	15%	263,705	$3,353,273	$12.18	91.1%	Office Max (2013), PetSmart (2015), Home Depot (2019), Ross Dress For Less (2012), Kohl’s (2022)
225	Norcross, GA	Jones Bridge Square 5075 Peachtree Parkway	30092	SC	Fee	1999	2007	100%	83,363	$857,412	$10.29	100%	Ingles (2019)
226	Rome, GA	Circuit City - Rome 2700 Martha Berry Highway N.E.	30165	SC	Fee	2001	2007	100%	33,056	$420,000	$12.71	100%	Circuit City (2021)
227	Roswell, GA	Sandy Plains Village I Georgia Highway 92 & Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	177,599	$1,435,004	$10.23	79%	Kroger (2010), Stein Mart (2009)
228	Roswell, GA	Stonebridge Square 610-20 Crossville Road	30075	SC	Fee (3)	2002	2007	15%	160,104	$1,707,168	$14.09	75.7%	Kohl’s (2022)
229	Smyrna, GA	Heritage Pavilion 2540 Cumberland Boulevard	30080	SC	Fee (3)	1995	2007	15%	262,971	$3,105,106	$12.63	93.5%	PetSmart (2016), Ross Dress For Less (2016), American Signature (2018), T.J. Maxx (2010), Marshalls (2011)
230	Snellville, GA	Rite Aid 3295 Centerville Highway	30039	SC	Fee	1997	2007	100%	10,594	$199,601	$18.84	100%
231	Snellville, GA	Presidential Commons 1630-1708 Scenic Highway	30078	SC	Fee	2000	2007	100%	371,586	$3,864,584	$10.98	91.9%	Jo-Ann Stores (2014), Kroger (2018), Stein Mart (2013), Home Depot (2023)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

232	Stone Mountain, GA	Deshon Plaza 380 North Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$706,838	$11.03	100%	Publix Super Markets (2014)
233	Suwanee, GA	Suwanee Crossroads Lawrenceville Road & Satellite Boulevard	30024	SC	Fee (3)	2002	2007	15%	69,600	$733,165	$17.16	61.4%	Super Wal-Mart (Not Owned)
234	Suwanee, GA	Johns Creek Town Center 3630 Peachtree Parkway Suwanee	30024	SC	Fee	2001/2004	2003	100%	285,336	$3,735,980	$13.57	96.5%	Borders (2021), PetSmart (2020), Kohl’s (2022), Michaels(2011), Staples (2016), Shoe Gallery (2014)
235	Suwanee, GA	The Shops at Johns Creek 4090 Johns Creek Parkway	30024	SC	Fee (3)	1997	2007	20%	18,200	$359,504	$19.75	100%
236	Sylvania, GA	BI-LO - Sylvania 1129 West Ogeechee Street	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	100%	BI-LO (2023)
237	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee(3)	1998/2003	2003	20%	130,832	$835,781	$8.15	72.8%	Kroger (2019), Wal-Mart (Not Owned)
238	Tyrone, GA	Southampton Village NWC of Highway 74 & Swanson Road	30290	SC	Fee (3)	2003	2007	20%	77,956	$923,248	$12.76	92.8%	Publix Super Markets (2023)
239	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee	1986	2003	100%	100,002	$528,588	$7.65	69.1%	Wal-Mart (Not Owned)
240	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	107,941	$1,348,764	$12.00	97.8%	T.J. Maxx (2010), Staples (2016), Wal-Mart (Not Owned), Lowe’s (Not Owned)
241	Warner Robins, GA	City Crossing Watson Boulevard & Carl Vinson Parkway	31093	SC	Fee(3)	2001	2007	15%	190,433	$1,659,423	$11.33	76.9%	Michaels(2011), Ross Dress For Less (2012), Old Navy (2011), Home Depot (Not Owned)
242	Warner Robins, GA	Lowe’s Home Improvement 2704 Watson Boulevard	31093	SC	Fee	2000	2007	100%	131,575	$910,000	$6.92	100%	Lowe’s (2017)
243	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	GL	1995	2003	100%	44,691	$388,950	$11.01	79.1%
244	Woodstock, GA	Woodstock Square 120-142 Woodstock Square	30189	SC	Fee(3)	2001	2007	15%	218,859	$2,878,003	$13.15	100%	Office Max (2017), Old Navy (2012), Kohl’s (2022), Super Target (Not Owned)
	Idaho
245	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/1992/ 1997	1998	100%	148,593	$830,546	$7.45	75%	Office Max (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

246	Meridian, ID	Meridian Crossroads Eagle & Fairview Road	83642	SC	Fee	1999/2001/ 2002/2003	1	*	100%	461,023	$6,600,607	$12.89	100%	Bed Bath & Beyond (2011), Old Navy (2010), ShopKo (2020), Office Depot (2010), Ross Dress For Less (2012), Marshalls (2012), Sportsman’s Warehouse (2015), Babies “R” Us (2014), Craft Warehouse (2013), Wal-Mart (Not Owned)
247	Nampa, ID	Nampa Gateway Center 1200 North Happy Valley Road	83687	SC	Fee	2008	1	*	100%	103,109	$92,500	$0.90	100%	JCPenney (2027)
	Illinois
248	Deer Park, IL	Deer Park Town Center 20530 North Rand Road	60010	LC	Fee(3)	2000/2004	1	*	25.75%	292,139	$8,960,205	$29.64	95.5%	Gap (2010), Crate & Barrel (2018), Century Theatre (2019), Barnes & Noble (Not Owned)
249	McHenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	224,552	$2,713,999	$14.93	80.9%	Dick’s Clothing and Sporting Goods (2018), PetSmart (2017), Bed Bath & Beyond (2017), Best Buy (2018)
250	Mount Vernon, IL	Times Square Mall 42nd & Broadway	62864	MM	Fee	1974/1998/ 2000	1993		100%	269,328	$1,013,957	$4.36	81.7%	Sears (2013), Goody’s (2015), JCPenney (2012)
251	Orland Park, IL	Marley Creek Square 179th Street & Wolf Road	60467	SC	Fee(3)	2006	2006		50%	57,927	$778,029	$20.09	66.9%
252	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004		100%	149,498	$1,469,735	$10.48	93.8%	Home Depot (2012)
253	Rockford, IL	Walgreens - Rockford 2525 South Alpine Road	61108	SC	Fee	1998/1999	2007		100%	14,725	$350,000	$23.77	100%
254	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee(3)	1994	2007		20%	125,623	$1,030,131	$9.61	85.3%	Kroger (2020)
255	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee(3)	1993/1998/ 2002	1995	14.5%	508,673	$8,591,760	$17.26	97.9%	Circuit City (2009), Off 5th (2011), PetSmart (2014),
Homegoods (2014), Office Max (2010), Container Store
(2011), Filene’s Basement (2014), Marshalls (2014),
														Nordstrom Rack (2014), Borders (2010), Expo Design Center (2019), Costco (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

256	Skokie, IL	Village Crossing 5507 West Touhy Avenue	60077	SC	Fee(3)	1989	2007		15%	434,973	$7,564,780	$18.79	91.1%	Michaels(2013), Bed Bath & Beyond (2013), Office Max (2015), Best Buy (2014), Crown Theatres (2021), Barnes & Noble (2012), PetSmart (2019)
	Indiana
257	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	*	100%	223,431	$1,153,104	$6.20	83.2%	Kmart (2018), Goody’s (2013), JCPenney (2013)
258	Evansville, IN	East Lloyd Commons 6300 East Lloyd Expressway	47715	SC	Fee	2005	2007		100%	159,682	$2,128,800	$13.82	96.5%	Gordman’s (2015), Michaels(2015), Best Buy (2016)
259	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee(3)	1995/2001	1996		20%	312,546	$3,158,223	$11.51	87.8%	Marshalls (2011), Kohl’s (2016), Office Max (2012), Jewel (Not Owned), Target (Not Owned)
260	Indianapolis, IN	Glenlake Plaza 2629 East 65th Street	46220	SC	Fee(3)	1980	2007		20%	102,549	$784,890	$9.15	83.6%	Kroger (2020)
261	Lafayette, IN	Park East Marketplace 4205 - 4315 Commerce Drive	47905	SC	Fee	2000	2003		100%	35,100	$279,107	$14.76	53.9%	Wal-Mart (Not Owned)
262	South Bend, IN	Broadmoor Plaza 1217 East Ireland Road	46614	SC	Fee(3)	1987	2007		20%	114,968	$1,274,309	$11.59	95.6%	Kroger (2020)
	Iowa
263	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, N.E.	52404	SC	Fee	1984	1998		100%	187,068	$1,885,609	$10.08	100%	T.J. Maxx (2010), Office Max (2010), Barnes & Noble (2010), Kohl’s (2021)
264	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee	1990/1999/ 2002	1/2	*	100%	241,427	$1,275,295	$6.47	81.6%	Herberger’s (2010), JCPenney (2010), Goody’s (2014), Target (Not Owned)
	Kansas
265	Leawood, KS	Town Center Plaza 5000 West 119th Street	66209	LC	Fee	1996/2002	1998		100%	309,423	$8,209,005	$27.28	94.8%	Barnes & Noble (2016), Macy’s (2104)
266	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee(3)	1998/2004	1	*	14.5%	351,244	$4,199,393	$12.33	96.9%	Cinemark (2018), Office Max (2013), PetSmart (2019), Hen House (2018), Marshalls (2014), Dick’s Clothing and Sporting Goods (2016), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

267	Overland Park, KS	Overland Pointe Marketplace Intersection 135 & Antioch Road	66213	SC	Fee(3)	2001/2004	2003	14.5%	42,632	$886,738	$17.63	98.3%	Babies “R” Us (2015), Home Depot (Not Owned), Sam’s Club (Not Owned)
268	Wichita, KS	Eastgate Plaza South Rock Road	67207	SC	Fee	1955	2002	100%	205,114	$1,958,102	$12.20	81.1%	Burlington Coat Factory (2017), Office Max (2010), T.J. Maxx (2011), Barnes & Noble (2012), Toys “R” Us (Not Owned)
	Kentucky
269	Lexington, KY	North Park Marketplace 524 West New Circle	40511	SC	Fee	1998	2003	100%	46,647	$687,946	$14.75	100%	Staples (2016), Wal-Mart (Not Owned)
270	Lexington, KY	South Farm Marketplace Man-O-War Boulevard & Nichol	40503	SC	Fee	1998	2003	100%	27,643	$621,548	$22.48	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
271	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/ 1998	2004	100%	120,777	$621,982	$6.04	85.3%	Valu Discount (2009)
272	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee	1992	2003	100%	147,929	$618,660	$5.50	76%	Office Depot (2016), Hobby Lobby (2018), Dunham’s Sporting Goods (2015), Ballard’s (Not Owned)
	Louisiana
273	Covington, LA	Covington Corners 782 North Highway 190	70433	SC	Fee	1999	2007	100%	15,590	$249,440	$16.00	100%
	Maine
274	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997	100%	301,853	$2,269,139	$8.06	89.1%	Hoyts Cinemas (2010), Big Lots (2013), T.J. Maxx (2010), Sears (2012)
	Maryland
275	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007	100%	88,022	$1,452,226	$16.74	98.6%	Super Fresh (2020)
276	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee(3)	1999	2007	20%	217,619	$2,738,388	$12.58	100%	A & P Company (2019), A.J. Wright (2009), Burlington Coat Factory (2018)
277	Hagerstown, MD	Valley Park Commons 1520 Wesel Boulevard	21740	SC	Fee	1993/2006	2007	100%	86,190	$1,114,255	$13.73	94.2%	Office Depot (2016)
278	Salisbury, MD	The Commons East North Point Drive	21801	SC	Fee	2000	2006	100%	126,135	$1,812,894	$13.75	100%	Best Buy (2013), Michaels(2009), Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

279	Upper Marlboro, MD	Largo Towne Center 950 Largo Center Drive	20774	SC	Fee(3)	1991	2007	20%	260,797	$3,754,170	$12.33	97.8%	Shoppers Food Warehouse (2009), Marshalls (2011), Regency Furniture (2017)
280	White Marsh, MD	Costco Plaza 9919 Pulaski Highway	21220	SC	Fee(3)	1987/1992	2007	15%	187,331	$1,654,093	$8.12	100%	Costco Wholesale (2011), PetSmart (2010), Pep Boys (2012), Sports Authority (2011), Home Depot (Not Owned)
	Massachusetts
281	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1 *	100%	222,236	$4,738,699	$17.09	100%	Home Depot (2031), Bed Bath & Beyond (2011), Old Navy (2011), Office Max (2020), Babies “R” Us (2013), Michaels(2012), Costco (Not Owned), Target (Not Owned)
282	Framingham, MA	Shoppers World 1 Worcester Road	01701	SC	Fee(3)	1994	1995	14.5%	769,276	$14,682,596	$18.79	100%	Toys “R” Us (2020), Macy’s (2020), T.J. Maxx (2010), Babies “R” Us (2013), DSW Shoe Warehouse (2017), A.C. Moore (2012), Marshalls (2011), Bob’s Stores (2011), Sports Authority (2015), PetSmart (2011), Best Buy (2014), Barnes & Noble (2011), AMC Theatre (2014), Kohl’s (2010)
283	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee(3)	1985/2003	2007	20%	273,532	$3,407,088	$12.99	95.9%	Kohl’s (2024), Stop & Shop (2016)
284	Worcester, MA	Sam’s Club 301 Barber Avenue	01606	SC	Fee	1998	2007	100%	107,929	$1,116,581	$10.35	100%	Sam’s Club (2013)
	Michigan
285	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee	1991	1993	100%	63,415	$144,425	$8.86	25.7%	Wal-Mart (Not Owned)
286	Benton Harbor, MI	Fairplain Plaza 1000 Napier Avenue	49022	SC	Fee(3)	1998	2006	20%	260,166	$2,267,059	$11.03	79%	Office Depot (2008), T.J. Maxx (2014), PetSmart (2018), Target (Not Owned), Kohl’s (Not Owned)
287	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee	1988	1994	100%	70,076	$261,399	$3.73	100%	Kmart (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

288	Dearborn Heights, MI	Walgreens 8706 North Telegraph Road	48127	SC	Fee	1998/1999	2007		100%	13,905	$385,510	$27.72	100%
289	Detroit, MI	Belair Centre 8400 East Eight Mile Road	48234	SC	GL	1989/2002	1998		100%	343,619	$1,857,951	$9.33	62.8%	Phoenix Theaters (2013), Kids “R” Us (2013), Forman Mills (2012), Target (Not Owned)
290	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee	1991/2004	1993		100%	188,386	$595,323	$4.61	68.6%	Dunham’s Sporting Goods (2011), Big Lots (2010), Bosmans’s Mercantile (2018)
291	Grand Rapids, MI	Green Ridge Square 3390-B Alpine Avenue N.W.	49504	SC	Fee	1989	1995		100%	133,538	$1,614,065	$12.29	98.4%	T.J. Maxx (2011), Office Depot (2010), Target (Not Owned), Toys “R” Us (Not Owned)
292	Grand Rapids, MI	Green Ridge Square 3410 Alpine Avenue	49504	SC	Fee	1991/1995	2004		100%	91,749	$1,002,669	$11.98	91.2%	Circuit City (2010), Bed Bath & Beyond (2015)
293	Grandville, MI	Grandville Marketplace Intersection 44th Street & Canal Avenue	49418	SC	Fee(3)	2003	2003		14.5%	201,726	$2,283,003	$12.99	84.1%	Circuit City (2017), Gander Mountain (2016), Office Max (2013), Lowe’s (Not Owned)
294	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee	1981/1999	1/2	*	100%	257,863	$462,000	$4.42	40.5%	JCPenney (2010), Office Max (2014)
295	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993		100%	214,501	$1,511,475	$7.42	94.9%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011), Office Max (2017), T.J. Maxx (2017)
296	Lansing, MI	Marketplace at Delta Township 8305 West Saginaw Highway 196 Ramp	48917	SC	Fee	2000/2001	2003		100%	135,697	$1,443,522	$11.10	95.9%	Michaels(2011), Gander Mountain (2015), Staples (2016), PetSmart (2016), Wal-Mart (Not Owned), Lowe’s (Not Owned)
297	Livonia, MI	Walgreens - Livonia 29200 6 Mile Road	48152	SC	Fee	1998/1999	2007		100%	13,905	$269,061	$19.35	100%
298	Milan, MI	Milan Plaza 531 West Main Street	48160	SC	Fee(3)	1955	2007		20%	65,764	$305,268	$4.64	100%	Kroger (2020)
299	Mount Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990	2	*	100%	249,680	$813,197	$7.80	41.7%	T.J. Maxx (2014), Kroger (2011)
300	Port Huron, MI	Walgreens NWC 10th Street & Oak Street	48060	SC	Fee	2000	2007		100%	15,120	$359,856	$23.80	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

301	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994		100%	270,761	$1,700,474	$6.47	97.1%	Wal-Mart (2012), JCPenney (2013), Dunham’s Sporting Goods (2011), Glen’s Market (2013)
302	Westland, MI	Walgreens 7210 North Middlebelt	48185	SC	Fee	2005	2007		100%	13,905	$285,053	$20.50	100%
	Minnesota
303	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee	1977/1998	2	*	100%	297,803	$1,654,150	$5.78	96.2%	Kmart (2012), Herberger’s (2010), JCPenney (2013)
304	Brainerd, MN	Westgate Mall 14136 Baxter Drive	56425	MM	Fee	1985/1998	1/2	*	100%	260,319	$1,477,039	$8.89	63.8%	Herberger’s (2013), Movies 10 (2011)
305	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee(3)	2003	1	*	14.5%	551,867	$9,181,673	$15.73	94.7%	Kohl’s (2020), Jo-Ann Stores (2010), Borders (2023), Old Navy (2012), Sears (2017), Sportsman’s Warehouse (2017), Best Buy (2013), JCPenney (2024), DSW Shoe Warehouse (2016), Costco (Not Owned)
306	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee(3)	1997/2001	1997		50%	278,211	$3,778,749	$13.58	100%	Byerly’s (2016), PetSmart (2018), Barnes & Noble (2012), Office Max (2013), T.J. Maxx (2013), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
307	Maple Grove, MN	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee(3)	1995/2002	1996		50%	265,957	$3,059,883	$11.51	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels(2012), Bed Bath & Beyond (2012), Cub Foods (Not Owned)
308	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee(3)	1995	1997		14.5%	324,354	$2,698,033	$8.32	100%	Wal-Mart(2022), Cub Foods(2015), PetSmart(2011), LA Fitness International(2023), Borders Books And Music(Not Owned), Herberger’S(Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

	Mississippi
309	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	423,507	$5,617,321	$11.56	99.7%	Academy Sports (2015), Bed Bath & Beyond (2014), Ross Dress For Less (2015), Goody’s (2011), T.J. Maxx (2009), Cinemark (2019), Office Depot (2014), Belk (2024), Barnes & Noble (2015)
310	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003		100%	107,780	$1,153,778	$11.01	97.2%	PetSmart (2012), Office Depot (2016), Target (Not Owned), Home Depot (Not Owned)
311	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee(3)	2000	2003		20%	13,200	$325,604	$14.47	98.3%	Kroger (2020)
312	Starkville, MS	Starkville Crossings 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$927,006	$6.93	100%	JCPenney (2010), Kroger (2042), Lowe’s (Not Owned)
313	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994		100%	348,236	$2,048,219	$5.93	99.1%	Sam’s Club (2012), Goody’s (2012), Wal-Mart (2012)
	Missouri
314	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee(3)	2002	1	*	50%	42,091	$542,534	$15.04	85.7%	Home Depot (Not Owned), Target (Not Owned)
315	Brentwood,MO	The Promenade at Brentwood1 Brentwood Promenade Court	63144	SC	Fee	1998	1998		100%	299,584	$4,148,608	$13.85	100%	Target (2023), Bed Bath & Beyond (2014), PetSmart (2014), Lane Home Furnishings (2013)
316	Des Peres, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998		100%	92,372	$1,483,022	$16.69	96.2%	T.J. Maxx (2011)
317	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee	1970/1997	1/2	*	100%	93,420	$979,021	$11.31	91.4%
318	High Ridge, MO	Gravois Village Plaza 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998		100%	114,992	$552,934	$5.46	88.1%	Kmart (2013)
319	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee(3)	1995/1999	1995		14.5%	386,066	$5,037,447	$13.27	98.3%	Kohl’s (2016), Bed Bath & Beyond (2012), Marshalls (2012), Best Buy (2016), Barnes & Noble (2011), AMC Theatre (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

320	Kansas City, MO	Ward Parkway Center 8600 Ward Parkway	64114	SC	Fee(3)	1959/2004	2003	20%	388,387	$5,702,959	$14.13	93.8%	Dick’s Clothing and Sporting Goods (2016), 24 Hour Fitness (2023), PetSmart (2016), Staples (2018), Target (2023), AMC Theatre (2011), Off Broadway Shoes (2015), T.J. Maxx (2013), Dillard’s (2014)
321	Springfield,MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998	100%	56,033	$451,660	$9.82	82.1%	Toys “R” Us (2013)
322	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003	100%	88,450	$1,051,698	$11.69	95.5%	Shop ’n Save (2022)
323	St. Louis, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998	100%	415,435	$5,455,080	$12.71	93.8%	Toys “R” Us (2013), Bed Bath & Beyond (2012), Marshalls (2012), Home Depot (2023), PetSmart (2012), Borders (2011)
324	St. Louis, MO	Southtowne Kings Highway & Chippewa	63109	SC	Fee	2004	1998	100%	86,764	$1,346,438	$16.11	96.3%	Office Max(2014)
	Nevada
325	Carson City, NV	Eagle Station 3871 South Carson Street	89701	MV	Fee	1983	2005	50%	60,494	$0	$0.00	0%
326	Las Vegas, NV	Loma Vista Shopping Center 4700 Meadows Lane	89107	MV	Fee	1979	2005	50%	75,687	$795,906	$10.52	100%	Mervyns (2020)
327	Las Vegas, NV	Nellis Crossing Shopping 1300 South Nellis Boulevard	89104	MV	Fee	1986	2005	50%	76,016	$711,009	$9.35	100%	Mervyns (2020)
328	Reno, NV	Sierra Town Center 6895 Sierra Center Parkway	89511	MV	Fee	2002	2005	50%	79,239	$0	$0.00	0%
329	Reno, NV	Reno Riverside East First Street & Sierra	89505	SC	Fee	2000	2000	100%	52,474	$698,335	$13.31	100%	Century Theatres (2014)
330	S.W. Las Vegas, NV	Grand Canyon Parkway 4265 South Grand Canyon Drive	89147	MV	Fee	2003	2005	50%	79,294	$0	$0.00	0%
	New Jersey
331	Brick, NJ	Brick Center Plaza 51 Chambers Bridge Road	08723	SC	Fee	1999	2007	100%	114,028	$1,809,059	$15.87	100%	Best Buy (2015), Bed Bath & Beyond 2010)
332	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007	100%	97,500	$1,764,383	$18.10	100%	Branch Brook Pool & Patio (2017), Sports Authority (2012)
333	East Hanover, NJ	Lowes Theatre Complex 145 State Route 10	07936	SC	Fee	1993	2007	100%	20,737	$1,029,642	$22.72	89.7%	Lowe’s East Hanover Cinemas (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

334	Edgewater, NJ	Edgewater Town Center 905 River Road	07020	LC	Fee	2000	2007	100%	77,508	$1,680,307	$22.33	97.1%	Whole Foods (2020)
335	Freehold, NJ	Freehold Marketplace NJ Highway 33 & West Main Street (Route 537)	07728	SC	Fee	2005	1 *	100%	234,454	$570,000	24.30	100%	Sam’s Club (Not Owned), Wal-Mart (Not Owned)
336	Hamilton, NJ	Hamilton Marketplace NJ State Highway 130 & Klockner Road	08691	SC	Fee	2004	2003	100%	468,240	$8,590,135	$15.73	99.7%	Staples (2015), Kohl’s (2023), Linens ’N Things (2014),
Michaels(2014), Ross Dress For Less (2014), ShopRite
													(2028), Barnes & Noble (2014), BJ’s Wholesale (Not Owned), Lowe’s (Not Owned), Wal-Mart (Not Owned)
337	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee(3)	2003	2007	20%	89,627	$1,597,144	$17.82	100%	ShopRite (2024), Lowe’s (Not Owned)
338	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee(3)	1998	2007	20%	78,097	$1,687,116	$22.71	95.1%	Stop & Shop (2020)
339	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004	100%	398,910	$6,139,343	$15.89	96.9%	Regal Cinemas (2021), Ross Dress For Less (2012), Bed Bath & Beyond (2017), Marshalls (2012), Sports Authority (2015), Circuit City (2020)
340	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%	843,019	$9,126,887	$12.09	89.5%	Borders (2017), Best Buy (2017), Kohl’s (2018), Staples
(2012), Babies “R” Us (2013), BJ’s Wholesale Club (2016),
													Dick’s Clothing and Sporting Goods (2013), Michaels(2013), Target (2023), PetSmart (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

341	Mount Laurel, NJ	Centerton Square Centerton Road & Marter Avenue	08054	SC	Fee(3)	2005	1	*	10%	280,067	$6,698,119	$18.68	100%	Wegman’s Food Markets (2024), Bed Bath & Beyond (2015), PetSmart (2015), DSW Shoe Warehouse (2015), Jo-Ann Stores (2015), T.J. Maxx (2015), Sports Authority (2016), Target(Not Owned), Costco (Not Owned)
342	Princeton, NJ	Nassau Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee	1995	1997		100%	289,375	$5,255,194	$20.08	90.5%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), PetSmart (2011), Babies “R” Us (2016), Target (Not Owned), Sam’s Club (Not Owned), Home Depot (Not Owned), Wal-Mart (Not Owned)
343	Princeton, NJ	Nassau Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee	1999/2004	1	*	100%	202,622	$3,997,878	$15.70	98.7%	Dick’s Clothing and Sporting Goods (2015), Michaels(2009), Wegman’s Food Markets (2024), Kohl’s (2019), Target (Not Owned)
344	Union, NJ	Route 22 Retail Center 2700 U.S. Highway 22 East	07083	SC	Fee	1997	2007		100%	103,453	$1,508,206	$18.54	78.6%	Circuit City (2018), Babies “R” Us (2018), Target (Not Owned)
345	West Long Branch, NJ	Monmouth Consumer Square 310 State Highway #36	07764	SC	Fee	1993	2004		100%	292,999	$4,101,372	$14.12	99.1%	Sports Authority (2012), Barnes & Noble (2010), PetSmart (2014), Home Depot (2013)
346	West Paterson, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee(3)	1995	2007		20%	81,261	$1,917,571	$21.75	100%	A & P Company (2021)
	New Mexico
347	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978/1997	1/2	*	100%	93,021	$681,141	$7.32	100%	Smith’s Food & Drug (2012)
	New York
348	Amherst, NY	7370 Transit Road	14031	SC	Fee(3)	1992	2004		14.5%	16,030	$0	$0.00	0%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

349	Amherst, NY	Boulevard Consumer Square 1641-1703 Niagara Falls Boulevard	14228	SC	Fee	1998/2001/ 2003	2004	100%	547,403	$7,652,324	$13.27	96%	Target (2019), Babies “R” Us (2015), Barnes & Noble (2014), Best Buy (2016), Bed Bath & Beyond (2018), A.C. Moore (2013), Lowe’s (2030)
350	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004	100%	199,504	$2,096,108	$10.73	98%	Burlington Coat Factory (2014), Jo-Ann Stores (2014)
351	Amherst, NY	Sheridan Harlem Plaza 4990 Harlem Road	14226	SC	Fee	1960/1973/ 1982/1988	2004	100%	58,413	$593,043	$12.22	83.1%
352	Amherst, NY	Tops Plaza - Amherst 3035 Niagara Falls Boulevard	14226	SC	Fee(3)	1986	2004	20%	145,192	$1,153,249	$8.38	94.8%	Tops Markets (2010)
353	Amherst, NY	Tops Plaza - Transit/North French 9660 Transit Road	14226	SC	Fee	1998	2004	100%	114,177	$1,151,118	$10.35	97.4%	Tops Markets (2016)
354	Amherst, NY	Rite Aid 2545 Millersport Highway	14068	SC	Fee	2000	2007	100%	10,908	$250,489	$22.96	100%
355	Arcade, NY	Tops Plaza-Arcade Route 39	14009	SC	Fee	1995	2004	10%	65,915	$668,504	$10.14	100%	Tops Markets (2015)
356	Avon, NY	Tops Plaza-Avon 270 East Main Street	14414	SC	Fee(3)	1997/2002	2004	10%	63,288	$479,857	$8.26	91.8%	Tops Markets (2017)
357	Batavia, NY	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee(3)	1996	2004	14.5%	95,846	$847,004	$8.84	100%	BJ’s Wholesale Club (2016)
358	Batavia, NY	Batavia Commons 419 West Main Street	14020	SC	Fee(3)	1990	2004	14.5%	49,431	$410,389	$9.36	88.7%
359	Batavia, NY	Martin’s Plaza 8351 Lewiston Road	14020	SC	Fee(3)	1994	2004	14.5%	37,140	$496,328	$14.04	95.2%	Martin’s (Not Owned)
360	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004	100%	641,264	$5,268,023	$9.35	87.9%	Wal-Mart (2013), Sam’s Club (2013), Tops Markets (2013), Bed Bath & Beyond (2014), Michaels (2010), Old Navy (2009), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2013)
361	Buffalo, NY	Elmwood Regal Center 1951 - 2023 Elmwood Avenue	14207	SC	Fee	1997	2004	100%	133,940	$1,674,783	$14.77	84.6%	Regal Cinemas (2017), Office Depot (2012)
362	Buffalo, NY	Marshalls Plaza 2150 Delaware Avenue	14216	SC	Fee	1960/1975/ 1983/1995	2004	100%	82,196	$860,369	$11.46	91.4%	Marshalls (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

363	Buffalo, NY	Rite Aid 1625 Broadway Street	14212	SC	Fee	2000	2007	100%	12,739	$280,861	$22.05	100%
364	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004	100%	238,531	$2,074,503	$9.09	95.7%	A.J. Wright (2012), Office Max (2012), Target (2015)
365	Cheektowaga, NY	Borders Books 2015 Walden Avenue	14225	SC	Fee(3)	1994	2004	14.5%	26,500	$609,500	$23.00	100%	Borders (2015)
366	Cheektowaga, NY	Union Road Plaza 3637 Union Road	14225	SC	Fee(3)	1979/1982/ 1997/2003	2004	14.5%	174,438	$1,113,927	$6.93	92.2%	Dick’s Clothing and Sporting Goods (2015)
367	Cheektowaga, NY	Rite Aid 2401 Gennesee Street	14225	SC	Fee	2000	2007	100%	10,908	$335,592	$30.77	100%
368	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1965/1995/ 1997/2004	2004	100%	371,512	$2,762,120	$7.43	100%	Wal-Mart (2017), Movieland 8 Theatres (2019), Tops Markets (2019), A.J. Wright (2015), Value City Furniture (2014), M & T Bank (2017), Home Depot (Not Owned)
369	Cheektowaga, NY	Tops Plaza - Union Road 3825-3875 Union Road	14225	SC	Fee(3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,527,156	$12.07	83.6%	Tops Markets (2013)
370	Cheektowaga, NY	Union Consumer Square 3733 - 3735 Union Road	14225	SC	Fee(3)	1989/1998/ 2004	2004	14.5%	386,548	$4,635,635	$12.21	98.2%	Marshalls (2009), Office Max (2010), Sam’s Club (2024), Circuit City (2016), Jo-Ann Stores (2015), Bed Bath & Beyond (2018)
371	Cheektowaga, NY	Walden Place 2130-2190 Walden Avenue	14225	SC	Fee(3)	1994/1999	2004	14.5%	68,002	$653,083	$11.81	81.3%	Ollie’s Bargain Outlet (2012)
372	Cheektowaga, NY	Consumer Square 1700 - 1750 Walden Avenue	14225	SC	Fee(3)	1997/1999/ 2004	2004	14.5%	255,964	$1,965,003	$8.97	85.5%	Office Depot (2009), Michaels(2013), Target (2015)
373	Chili, NY	Chili Plaza 800 Paul Road	14606	SC	Fee	1998	2004	100%	116,868	$753,623	$6.06	100%	Sears (2019)
374	Clarence, NY	Eastgate Plaza Transit & Greiner Roads	14031	SC	GL(3)	1995/1997/ 1999/2001	2004	14.5%	520,876	$3,901,820	$8.24	91%	BJ’s Wholesale Club (2021), Dick’s Clothing and Sporting Goods (2011), Michaels(2010), Wal-Mart (2019)
375	Clarence, NY	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee(3)	1994	2004	14.5%	92,720	$743,588	$8.02	100%	Office Max (2009), Jo-Ann Stores (2015), Big Lots (2015), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

376	Dansville, NY	Tops Plaza - Dansville 23-65 Franklin Street	14437	SC	Fee	2001	2004	100%	71,640	$659,869	$9.99	92.2%	Tops Markets (2021)
377	Dewitt, NY	Dewitt Commons 3401 Erie Boulevard East	13214	SC	Fee	2001/2003	2004	100%	306,177	$3,157,257	$10.39	99.3%	Toys “R” Us (2018), Old Navy (2011), Marshalls (2019), Bed Bath & Beyond (2018), A.C. Moore (2014), Syracuse Orthopedic Specialist (2017)
378	Dewitt, NY	Michaels - Dewitt 3133 Erie Boulevard	13214	SC	Fee	2002	2004	100%	38,413	$480,166	$12.50	100%	Michaels (2010)
379	Dunkirk, NY	Rite Aid 1166 Central Avenue	14048	SC	GL	2000	2007	100%	10,908	$210,569	$19.30	100%
380	Elimira, NY	Tops Plaza - Elmira Hudson Street	14904	SC	Fee(3)	1997	2004	10%	98,330	$1,111,325	$11.30	100%	Tops Markets (2017)
381	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004	100%	334,752	$3,252,271	$9.94	97.8%	Wal-Mart (2021), Staples (2015)
382	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004	100%	75,916	$820,315	$10.81	100%	PetSmart (2010), Jo-Ann Stores (2015)
383	Hamburg, NY	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL	1990/1997	2004	100%	175,965	$1,771,563	$10.32	97.5%	Office Max (2010), BJ’s Wholesale Club (2010)
384	Hamburg, NY	McKinley Place 3701 McKinley Parkway	14075	SC	Fee	2001	2004	100%	128,944	$1,543,651	$12.18	98.3%	Dick’s Clothing and Sporting Goods (2011), Rosa’s Home Store (2009)
385	Hamburg, NY	Home Depot Plaza-Hamburg 4405 Milestrip Road	14219	SC	GL	1999/2000	2004	100%	139,413	$1,353,228	$10.38	93.5%	Home Depot (2012)
386	Hamburg, NY	McKinley Milestrip Center 3540 McKinley Parkway	14075	SC	Fee	1999	2004	100%	106,774	$1,350,521	$13.52	93.6%	Old Navy (2010), Jo-Ann Stores (2015)
387	Hamburg, NY	South Park Plaza - Tops 6150 South Park Avenue	14075	SC	Fee(3)	1990/1992	2004	10%	84,000	$730,500	$8.70	100%	Tops Markets (2015)
388	Hamlin, NY	Tops Plaza - Hamlin 1800 Lake Road	14464	SC	Fee(3)	1997	2004	10%	60,488	$431,055	$8.37	85.2%	Tops Markets (2017)
389	Horseheads, NY	Southern Tier Crossing Ann Page Road & Interstate 86	14845	SC	Fee	2008	1 *	100%	118,958	$1,658,198	$13.94	100%	Circuit City (2018), Dick’s Clothing and Sporting Goods (2019), Wal-Mart (Not Owned), Kohl’s (Not Owned)
390	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee(3)	1972/1984/ 1997	2004	20%	226,768	$2,229,599	$11.45	85.9%	Regal Cinema (2022), A.J. Wright (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

391	Ithaca, NY	Tops Plaza - Ithaca 614 - 722 South Meadow	14850	SC	Fee	1990/1999/ 2003	2004	100%	229,320	$3,745,409	$16.64	98.1%	Office Depot (2014), Tops Markets (2022), Michaels(2013), Barnes & Noble (2018)
392	Jamestown, NY	Tops Plaza - Jamestown 75 Washington Street	14702	SC	Fee(3)	1997	2004	20%	98,001	$926,450	$11.75	80.5%	Tops Markets (2018)
393	Lancaster, NY	Transit Wehrle Retail Center 6703-6733 Transit Road	14221	SC	Fee(3)	1997	2004	14.5%	105,249	$1,029,761	$8.77	99.7%	Regal Cinemas (2017)
394	Leroy, NY	Tops Plaza -Leroy 128 West Main Street	14482	SC	Fee(3)	1997	2004	20%	62,747	$556,364	$9.47	93.6%	Tops Markets (2017)
395	Lockport, NY	Wal-Mart/Tops Plaza - Lockport 5789 & 5839 Transit Road & Hamm	14094	SC	GL	1993	2004	100%	296,582	$2,742,291	$9.34	99%	Wal-Mart (2015), Tops Markets (2021), Sears (2011)
396	N. Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	1997/1960/ 1976/1980	2004	100%	224,949	$2,142,688	$11.82	80.6%	Tops Markets (2024)
397	New Hartford, NY	Consumer Square 4725 - 4829 Commercial Drive	13413	SC	Fee(3)	2002	2004	14.5%	514,717	$6,348,225	$12.33	100%	Barnes & Noble (2013), Bed Bath & Beyond (2018), Best Buy (2013), Staples (2018), Michaels(2013), Wal-Mart (2022), T.J. Maxx (2012)
398	New Hartford, NY	Hannaford Plaza 40 Kellogg Road	13413	SC	Fee	1998	2004	100%	127,777	$1,185,530	$12.70	73.1%	Hannaford Brothers(2018)
399	Niagara Falls, NY	Regal Cinemas - Niagara Falls 720 & 750 Builders Way	14304	SC	Fee	1994/2000	2004	100%	43,170	$577,615	$13.38	100%	Regal Cinemas (2019)
400	Niskayuna, NY	Mohawk Commons 402 - 442 Balltown Road	12121	SC	Fee	2002	2004	100%	399,901	$4,709,348	$11.57	100%	Price Chopper (2022), Lowe’s (2022), Marshalls (2012), Barnes & Noble (2014), Bed Bath & Beyond (2019), Target (Not Owned)
401	Norwich, NY	P & C Plaza 54 East Main Street	13815	SC	GL(3)	1997	2004	10%	85,453	$1,133,385	$13.45	98.6%	Tops Markets (2018)
402	Olean, NY	Wal-Mart Plaza - Olean 3142 West State Street	14760	SC	Fee	1993/2004	2004	100%	363,509	$2,364,278	$6.69	97.2%	Wal-Mart (2023), Eastwynn Theatres (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
403	Ontario, NY	Tops Plaza - Ontario 6254-6272 Furnace Road	14519	SC	Fee(3)	1998	2004	20%	77,040	$698,613	$10.12	89.6%	Tops Markets (2019)
404	Orchard Park, NY	Crossroads Centre 3245 Southwestern Boulevard	14127	SC	Fee(3)	2000	2004	20%	167,805	$1,878,226	$11.84	94.6%	Tops Markets (2022), Stein Mart (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

405	Plattsburgh, NY	Plattsburgh Consumer Square Route 3 - Cornelia Road	12901	SC	Fee	1993/2004	2004	100%	491,513	$3,374,096	$7.31	93.9%	Sam’s Club (2013), Wal-Mart (2020), T.J. Maxx (2013), PetSmart (2014), Michaels (2011)
406	Rochester, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee(3)	1959/1965/ 1972/1980	2004	20%	279,219	$3,173,430	$13.31	85.4%	Tops Markets (2014), Staples (2018)
407	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001	2004	100%	194,467	$1,228,712	$6.05	100%	Staples (2015), JCPenney (2017), Tops Markets (2021), Marshalls (2016)
408	Tonawanda, NY	Youngmann Plaza 750 Young Street	14150	SC	Fee(3)	1985/2003	2004	10%	306,421	$2,354,329	$7.51	96.9%	BJ’s Wholesale Club (2010), Big Lots (2012), Gander Mountain (2015), Tops Markets (2021)
409	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/ 1996	2004	100%	121,846	$1,013,514	$10.48	79.3%	Best Fitness (2025), Office Depot (2011)
410	Tonawanda, NY	Sheridan/Delaware Plaza 1692-1752 Sheridan Drive	14223	SC	Fee	1950/1965/ 1975/1986	2004	100%	188,200	$1,362,021	$7.24	100%	Bon Ton Home Store (2010), Tops Markets (2020)
411	Tonawanda, NY	Tops Plaza - Niagara Street 150 Niagara Street	14150	SC	Fee(3)	1997	2004	10%	97,014	$1,058,970	$12.05	90.6%	Tops Markets (2017)
412	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004	100%	56,134	$617,176	$17.91	61.4%
413	Warsaw, NY	Tops Plaza - Warsaw 2382 Route 19	14569	SC	Fee(3)	1998	2004	20%	74,105	$547,564	$8.74	84.5%	Tops Markets (2015)
414	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004	100%	139,453	$1,393,933	$10.30	97%	Home Depot (2016)
415	West Seneca, NY	Seneca Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004	100%	62,403	$255,692	$6.88	59.6%	Office Depot (2018)
416	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004	100%	102,917	$1,179,435	$14.31	80.1%
417	Williamsville, NY	Premier Place 7864 - 8020 Transit Road	14221	SC	Fee(3)	1986/1994/ 1998	2004	14.5%	141,639	$1,214,298	$10.78	79.5%	Premier Liquors (2010), Stein Mart (2013)
	North Carolina
418	Apex, NC	Beaver Creek Crossings South 1335 West Williams Street	27502	SC	Fee	2006	1 *	100%	283,266	$4,607,160	$15.60	99.1%	Dick’s Clothing and Sporting Goods (2017), Consolidated Theatres (2026), T.J. Maxx (2016), Circuit City (2022), Borders (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

419	Apex, NC	Beaver Creek Commons 1335 West Williams Street	27502	SC	Fee(3)	2005	1	*	10%	110,429	$2,159,927	$18.68	77%	Office Max (2014), Lowe’s (Not Owned), Target (Not Owned)
420	Asheville, NC	Oakley Plaza Fairview Road at Interstate 240	28801	SC	Fee(3)	1988	2007		100%	118,699	$934,539	$8.48	92.9%	Babies “R” Us (2011), BI-LO (2016)
421	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee(3)	1996	2003		14.5%	190,970	$1,886,432	$11.37	86.9%	Carmike Cinemas (2017), Circuit City (2017), Dick’s Clothing and Sporting Goods (2017), Michaels (2013), Office Max (2011)
422	Cary, NC	Circuit City - Cary 1401 Piney Plains Road	27511	SC	Fee	2000	2007		100%	27,891	$526,500	$18.88	100%	Circuit City (2022)
423	Cary, NC	Mill Pond Village 3434-3490 Kildaire Farm Road	27512	SC	Fee	2004	2007		100%	84,364	$1,219,090	$14.97	92.1%	Lowe’s Foods (2021)
424	Chapel Hill, NC	Meadowmont Village West Barbee Chapel Road	27517	SC	Fee(3)	2002	2007		20%	132,745	$2,456,909	$20.91	88.5%	Harris Teeter Supermarkets (2022)
425	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007		100%	69,910	$869,351	$12.88	96.6%	BI-LO (2014)
426	Clayton, NC	Clayton Corners U.S. Highway 70 West	27520	SC	Fee(3)	1999	2007		20%	125,653	$1,387,987	$11.51	96%	Lowe’s Foods (2019)
427	Concord, NC	Rite Aid - Concord Highway #29 at Pitts School	28027	SC	Fee	2002	2007		100%	10,908	$227,814	$20.89	100%
428	Cornelius, NC	The Shops at the Fresh Market 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007		100%	131,242	$1,044,213	$9.72	81.8%	Stein Mart (2013)
429	Durham, NC	Patterson Place 3616 Witherspoon Boulevard	27707	SC	Fee(3)	2004	2007		20%	161,017	$2,091,493	$14.33	90.6%	DSW Shoe Warehouse (2016), A.C. Moore (2014), Bed Bath & Beyond (2020)
430	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2	*	100%	208,014	$1,366,288	$6.98	94.1%	Food Lion (2010), Burlington Coat Factory (2012), Wal-Mart (Not Owned)
431	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee(3)	2005	2007		20%	107,812	$1,612,970	$14.92	97.2%	Office Depot (2010), Ross Dress For Less (2015), Target (Not Owned)
432	Fayetteville, NC	Cross Pointe Center 5075 Morganton Road	28314	SC	Fee	1985/2003	2003		100%	226,089	$1,913,392	$8.46	100%	T.J. Maxx(2011), Bed Bath & Beyond(2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

433	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee(3)	1998/2001	2007	20%	272,385	$2,713,492	$11.43	87.2%	Dick’s Clothing and Sporting Goods (2017), PetSmart (2016), Creative Basket Expressions (2020), Marshalls (2014), Michaels (2014)
434	Fuquay Varina, NC	Sexton Commons 1420 North Main Street	27526	SC	Fee(3)	2002	2007	20%	49,097	$777,531	$15.84	100%	Harris Teeter Supermarkets (2021)
435	Greensboro, NC	Adams Farm 5710 High Point Road	27407	SC	Fee	2004	2007	100%	112,010	$906,328	$10.54	76.8%	Harris Teeter Supermarkets (2013)
436	Greensboro, NC	Golden Gate East Cornwallis Drive	27405	SC	Fee	1962/2002	2007	100%	153,113	$1,137,872	$8.52	87.2%	Harris Teeter Supermarkets (2011), Staples (2016), Food Lion (2012)
437	Greensboro, NC	Shopes at Wendover Village I 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007	100%	35,895	$947,003	$26.38	100%	Costco (Not Owned)
438	Greensboro, NC	Wendover II West Wendover Avenue	27407	SC	Fee(3)	2004	2007	20%	135,004	$1,745,841	$16.51	78.3%	A.C. Moore (2014), Circuit City (2020)
439	Huntersville, NC	DDRTC Birkdale Village LLC 8712 Lindholm Drive, Suite 206	28078	LC	Fee(3)	2003	2007	15%	301,045	$6,577,959	$24.96	87.1%	Barnes & Noble (2013), Dick’s Clothing and Sporting Goods (2018)
440	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Drive	28078	SC	Fee(3)	2000	2007	20%	119,197	$1,960,458	$16.45	100%	Harris Teeter Supermarkets (2020)
441	Indian Trail, NC	Union Town CenterIndependence & Faith Church Road	28079	SC	Fee	1999	2004	100%	96,160	$710,064	$9.40	78.5%	Food Lion (2020)
442	Jacksonville, NC	Gateway Plaza - Jacksonville SEC Western Boulevard & Gateway South	28546	SC	Fee(3)	2001	2007	15%	101,413	$1,154,275	$11.38	100%	Bed Bath & Beyond (2013), Ross Dress For Less (2013), Lowe’s (Not Owned), Target (Not Owned)
443	Matthews, NC	Sycamore Commons Matthews Townshop Parkway & Northeast Parkway	28105	SC	Fee(3)	2002	2007	15%	265,535	$4,571,779	$17.55	98.1%	Michaels (2012), Bed Bath & Beyond (2012), Dick’s Clothing and Sporting Goods (2017), Old Navy (2011), Circuit City (2023), Costco (Not Owned), Lowe’s (Not Owned)
444	Mooresville, NC	Mooresville Consumer Square I 355 West Plaza Drive	28117	SC	Fee	1999	2004	100%	472,182	$4,109,097	$9.65	90.1%	Wal-Mart (2019), Gander Mountain (2021)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

445	Mooresville, NC	Winslow Bay Commons Bluefield Road and Highway 150	28117	SC	Fee(3)	2003	2007		15%	255,798	$3,152,594	$13.39	86.8%	Ross Dress For Less (2014), Dick’s Clothing and Sporting Goods (2019), T.J. Maxx (2013), Michaels(2013), Super Target (Not Owned)
446	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1/2	*	100%	68,130	$636,063	$9.55	97.8%	Goody’s (2012), Wal-Mart (Not Owned)
447	Raleigh, NC	Alexander Place Glenwood Avenue & Brier Creek Parkway	27617	SC	Fee(3)	2004	2007		15%	188,254	$2,562,094	$14.21	95.8%	Kohl’s (2025), H.H. Gregg Appliances (2022), Super Wal-Mart (Not Owned)
448	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007		100%	83,248	$888,670	$10.68	99.9%	Lowe’s Foods (2015), Staples (2011)
449	Raleigh, NC	Rite Aid U.S. Highway 401 & Perry Creek Road	27616	SC	Fee	2003	2007		100%	10,908	$284,571	$26.09	100%
450	Raleigh, NC	Wakefield Crossing Wakefield Pines Drive & New Falls of Neuse	27614	SC	Fee	2001	2007		100%	75,927	$889,181	$13.08	89.6%	Food Lion (2022)
451	Salisbury, NC	Alexander Pointe 850 Jake Alexander Boulevard	28144	SC	Fee(3)	1997	2007		20%	57,710	$640,344	$11.37	97.6%	Harris Teeter Supermarkets (2017)
452	Siler City, NC	Chatham Crossing U.S. Highway 64 West	27344	SC	Fee(3)	2002	2007		15%	31,979	$400,460	$13.36	93.7%	Super Wal-Mart (Not Owned)
453	Southern Pines, NC	Southern Pines Marketplace U.S. Highway 15-501	28387	SC	Fee(3)	2002	2007		15%	57,404	$440,216	$10.21	75.1%	Stein Mart (2016)
454	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee(3)	2004	2007		15%	46,793	$587,448	$13.60	92.3%	Super Target (Not Owned), Home Depot (Not Owned)
455	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,269	$559,503	$7.08	98.5%	Goody’s (2009), Office Depot (2014), Wal-Mart (Not Owned)
456	Wilmington, NC	University Centre South College Road & New Centre Drive	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$3,625,630	$9.46	93%	Lowe’s (2014), Old Navy (2011), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Steve & Barry’s (2014), Badcock Home Furniture & More (2009), Sam’s Club (Not Owned)
457	Wilmington, NC	Oleander Shopping Center 3804 Oleander Drive	28401	SC	GL	1989	2007		100%	51,888	$578,191	$11.14	100%	Lowe’s Foods (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

458	Wilson, NC	Forest Hills Centre 1700 Raleigh Road N.W.	27896	SC	Fee	1989	2007		100%	73,280	$586,231	$9.36	85.4%	Harris Teeter Supermarkets (2010)
459	Winston Salem, NC	Harper Hill Commons 5049 Country Club Road	27104	SC	Fee(3)	2004	2007		20%	55,394	$1,122,896	$19.97	81.5%	Harris Teeter Supermarkets (2024)
460	Winston Salem, NC	Oak Summit East Hanes Mill Road	27105	SC	Fee(3)	2003	2007		15%	142,394	$1,788,169	$12.56	100%	Goody’s (2016), Staples (2016), PetSmart (2020), Super Wal-Mart (Not Owned)
461	Winston Salem, NC	Shops at Oliver Crossing Peters Creek Parkway Oliver Crossing	27127	SC	Fee(3)	2003	2007		20%	76,512	$856,512	$12.54	89.3%	Lowe’s Foods (2023)
462	Winston Salem, NC	Wal-Mart Supercenter 4550 Kester Mill Road	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	100%	Wal-Mart (2017)
	North Dakota
463	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee	1978	1/2	*	100%	267,506	$1,054,601	$4.58	86.1%	Kmart (2013), Herberger’s (2010), JCPenney (2013)
	Ohio
464	Alliance, OH	Wal-Mart Supercenter 2700 West State Street	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	100%	Wal-Mart (2017)
465	Ashtabula, OH	Ashtabula Commons 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$895,720	$15.48	100%	Tops Markets (2021)
466	Aurora, OH	Barrington Town Center 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	102,683	$968,002	$9.90	91.8%	Cinemark (2011), Heinen’s (Not Owned)
467	Boardman, OH	Southland Crossings I-680 & U.S. Route 224	44514	SC	Fee	1997	1	*	100%	506,254	$4,233,095	$8.34	98.9%	Lowe’s (2016), Babies “R” Us (2014), Staples (2012), Dick’s Clothing and Sporting Goods (2012), Wal-Mart (2017), PetSmart (2013), Giant Eagle (2018)
468	Canton, OH	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee(3)	1995/2001/ 2003	1	*	14.5%	478,106	$5,243,937	$11.14	98.5%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2013), PetSmart (2013), Dick’s Clothing and Sporting Goods (2010), DSW Shoe Warehouse (2012), Kohl’s (2016), Target (Not Owned)
469	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	GL(3)	1974/1998	1/2	*	20%	106,262	$1,046,216	$9.85	100%	Kroger (2041), Office Max (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

470	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 North Bridge Street	45601	SC	Fee	1998	1981	100%	130,497	$822,132	$6.30	100%	Lowe’s (2015)
471	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee	1990	1993	100%	235,433	$1,637,759	$8.80	79.1%	Steve & Barry’s (2014), Michaels(2011)
472	Cincinnati, OH	Kroger - Cincinnati 6401 Colerain Avenue	45239	SC	Fee	1998	2007	100%	56,634	$556,486	$9.83	100%	Kroger (2015)
473	Cincinnati, OH	Tri-County Mall 11700 Princeton Pike	45246	SC	Fee(3)	1960/1990/ 1992	2005	18%	758,031	$11,868,101	$19.00	87.1%	Dillard’s (2018), Sears (2019), Krazy City (2023), Macy’s (Not Owned)
474	Cleveland, OH	Kmart Plaza 14901-14651 Lorain Avenue	44111-3196	SC	Fee(3)	1982	2008	25.25%	109,350	$737,545	$7.30	92.4%	Kmart (2012)
475	Columbus, OH	Consumer Square West 3630 Soldano Boulevard	43228	SC	Fee	1989/2003	2004	100%	356,515	$2,102,676	$7.13	82.7%	Kroger (2014), Target (2011)
476	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998	100%	509,611	$5,874,783	$12.53	92%	Staples (2013), PetSmart (2014), Golfsmith Golf Center
													(2013), Michaels(2013), Dick’s Clothing and Sporting Goods (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond (2014), T.J. Maxx (2014)
477	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee(3)	1997	1998	50%	352,913	$3,586,126	$10.16	100%	Target (2016), Barnes & Noble (2012), Staples (2011), AMC Theatre (2021)
478	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee(3)	1995	1998	79.45%	305,428	$3,654,396	$12.03	99.5%	Babies “R” Us (2011), Michaels(2013), Ashley Furniture Homestore (2012), Stein Mart (2012), Whole Foods (2016), Staples (2010)
479	Columbus, OH	Hilliard Rome Commons 1710-60 Hilliard Rome Road	43026	SC	Fee(3)	2001	2007	20%	110,871	$1,454,153	$13.59	96.5%	Giant Eagle (2022)
480	Dublin, OH	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	1987	1998	100%	213,162	$516,729	$4.29	56.5%	AMC Theatre (2009), B.J.’s Wholesale Club (Not Owned)
481	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998	100%	137,556	$1,605,599	$11.78	99.1%	Giant Eagle (2014)
482	Elyria, OH	Elyria Shopping Center 841 Cleveland	44035	SC	Fee	1977	2 *	100%	92,125	$601,720	$6.53	100%	Giant Eagle (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

483	Gallipolis, OH	Gallipolis Marketplace 2145 Eastern Avenue	45631	SC	Fee	1998	2003		100%	25,950	$357,858	$13.79	100%	Wal-Mart (Not Owned)
484	Grove City, OH	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee(3)	1992	1998		20%	128,250	$1,156,351	$9.65	93.5%	Giant Eagle (2016)
485	Huber Heights, OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	182,749	$1,696,124	$12.64	73.4%	H.H. Gregg Appliances (2023), Dick’s Clothing and Sporting Goods (2019), Wal-Mart (Not Owned)
486	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee	1990/2002	1993		100%	17,000	$0	$0.00	0%	Erb Lumber (Not Owned), Wal-Mart (Not Owned)
487	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee(3)	1994	1994		50%	236,682	$3,179,832	$12.32	100%	Tops Markets (2019), Kohl’s (2016), Wal-Mart (Not Owned)
488	Macedonia, OH	Macedonia Commons (Phase II)8210 Macedonia Commons	44056	SC	Fee	1999	1/2	*	100%	169,481	$1,601,734	$9.45	100%	Cinemark (2019), Home Depot (2020)
489	North Olmsted, OH	Great Northern Plaza 2589-26437 Great Northern	44070	SC	Fee(3)	1958/1998/ 2003	1997		14.5%	625,835	$7,475,794	$14.14	84.1%	DSW Shoe Warehouse (2015), Best Buy (2010), Bed Bath & Beyond (2012), PetSmart (2018), Home Depot (2019), K & G Menswear (2013), Jo-Ann Stores (2009), Marc’s (2012), Remington College (Not Owned)
490	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,896,581	$15.98	98.9%	Mustard Seed Market & Café (2019), Bed Bath & Beyond (2009), Borders (2019)
491	Solon, OH	Kmart Plaza 6221 Som Center	44139-2912	SC	Fee(3)	1977	2008		25.25%	84,180	$299,819	$3.56	100%	Kmart (2013)
492	Steubenville, OH	Lowe’s Home Improvement 4115 Mall Drive	43952	SC	Fee	1998	2007		100%	130,497	$871,236	$6.68	100%	Lowe’s (2016)
493	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee	1997/2000	1	*	100%	362,057	$3,677,589	$10.21	99.4%	Bed Bath & Beyond (2011), Giant Eagle (2017), Kohl’s (2019), Office Max (2011), Hobby Lobby (2018), Target (Not Owned)
494	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1/2	*	100%	170,868	$538,043	$4.84	65.1%	Cinemark (2011), JCPenney (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

495	Toledo, OH	Springfield Commons Shopping South Holland-Sylvania Road	43528	SC	Fee(3)	1999	1	*	20%	241,129	$2,799,159	$11.11	99.3%	Kohl’s(2019), Gander Mountain (2014), Bed Bath & Beyond (2010), Old Navy (2010)
496	Toledo, OH	Dick’s Sporting Goods 851 West Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	100%	Dick’s Clothing and Sporting Goods (2016)
497	West Chester, OH	Kroger - West Chester 7172 Cincinnati-Dayton Road	45069	SC	Fee	1998	2007		100%	56,634	$349,154	$6.17	100%	Kroger (2018)
498	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/ 2000	1/2	*	100%	162,330	$1,372,560	$8.54	99%	Marc’s (2009), Kmart (2009)
499	Willoughby Hills, OH	Shoppes at Willoughby Hills Chardon Road	44092	SC	Fee(3)	1985	2007		15%	373,318	$3,122,852	$9.38	89.2%	Giant Eagle (2019), Cinemark (2010), A.J. Wright (2011), Office Max (2009), Sam’s Club (2014)
500	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994/1997/ 2001	1	*	100%	112,361	$613,860	$8.12	67.3%	Kroger (2019), Wal-Mart (Not Owned)
501	Zanesville, OH	Kmart Shopping Center 3515 North Maple Avenue	43701-7001	SC	Fee(3)	1973	2008		25.25%	84,180	$223,160	$2.65	100%	Kmart (2009)
	Oklahoma
502	Enid, OK	Kmart Plaza 4010 West Owen Garriot Road	73703-4899	SC	Fee(3)	1983	2008		25.25%	84,000	$188,160	$2.24	100%	Kmart(2013), United Supermarkets(Not Owned)
503	Oklahoma City, OK	CVS Pharmacy 2323 North Martin Luther King Boulevard	73102	SC	Fee	1997	2007		100%	9,504	$159,358	$16.77	100%
	Oregon
504	Portland, OR	Tanasbourne Town Center N.W. Evergreen Parkway & N.W. Ring Road	97006	SC	Fee(3)	1995/2001	1996		50%	309,617	$4,986,626	$18.73	86%	Ross Dress For Less (2013), Michaels(2014), Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Nordstrom (Not Owned), Target (Not Owned), Mervyns (Not Owned)
	Pennsylvania
505	Allentown, PA	B.J.’s Wholesale Club 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$863,266	$7.69	100%	B.J.’s Wholesale Club (2011)
506	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,239	$2,745,843	$10.59	100%	Wal-Mart (2021)
507	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$288,000	$10.03	45.6%	Michaels (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

508	Carlisle, PA	Carlisle Commons Shopping Center Ridge Street & Noble Boulevard	17013	SC	Fee(3)	2001	2007		15%	393,033	$3,132,539	$8.75	91.1%	Wal-Mart (2022), T.J. Maxx (2012), Ross Dress For Less (2014), Regal Cinemas (2010)
509	Cheswick, PA	Rite Aid 851 West Alexis Road	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79	100%
510	Connelsville, PA	Rite Aid 100 Memorial Boulevard	15425	SC	Fee	1999	2007		100%	10,908	$312,181	$28.62	100%
511	E. Norriton, PA	Kmart Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	173,876	$1,223,372	$7.08	92.9%	Kmart (2010), Big Lots (2010)
512	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003	1	*	100%	557,769	$4,997,713	$8.89	95.8%	Lowe’s (2015), PetSmart (2015), Circuit City (2020), Kohl’s (2016), Wal-Mart (2015), Cinemark (2011), Erie Sports (2018), Home Depot (Not Owned)
513	Erie, PA	Rite Aid 4145 Buffalo Road	16510	SC	Fee	1999	2007		100%	10,908	$230,486	$21.13	100%
514	Erie, PA	Rite Aid 404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$260,047	$23.84	100%
515	Erie, PA	Rite Aid 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47	100%
516	Erie, PA	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee(3)	2003	2003		14.5%	107,537	$1,076,117	$9.40	98.8%	Marshalls (2013), Bed Bath & Beyond (2013), Babies “R” Us (2014), Target (Not Owned)
517	Erie, PA	Rite Aid 5440 Peach Street	16508	SC	Fee	2000	2007		100%	10,908	$336,691	$30.87	100%
518	Erie, PA	Rite Aid 2923 West 26th Street	16506	SC	Fee	1999	2007		100%	10,908	$332,311	$30.46	100%
519	Erie, PA	Rite Aid 2184 West 12th Street	16505	SC	GL	1999	2007		100%	10,908	$373,661	$34.26	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

520	Homestead, PA	Waterfront Market Amity 149 West Bridge Street	15120	LC	Fee(3)	2003	2007	15%	764,824	$11,701,972	$15.61	98%	Loew’s Cinema (2020), Dick’s Clothing and Sporting Goods
(2012), Best Buy (2013), Michaels(2011), Filene’s Basement (2012), Office Depot (2017),T.J. Maxx (2011), Old Navy (2011), DSW Warehouse (2015), Marshalls (2010), Barnes And
													Noble (2012), Dave And Busters (2020), Macy’s (Not Owned), Target (Not Owned)
521	Irwin, PA	Rite Aid 3550 Route 130	15642	SC	Fee	1999	2007	100%	10,908	$262,741	$24.09	100%
522	King of Prussia, PA	Overlook at King of Prussia 301 Goddard Boulevard	19046	SC	Fee (3)	2002	2007	15%	105,615	$4,855,050	$25.82	100%	United Artists Theatre (2025), Nordstrom Rack (2012), Best Buy (2017)
523	Monaca, PA	Township Marketplace 115 Wagner Road	15061	SC	GL (3)	1999/2004	2003	14.5%	298,589	$3,059,159	$10.99	93.2%	Lowe’s (2017), Michaels (2018), Cinemark (2019)
524	Monroeville, PA	Rite Aid 4111 William Penn Highway	15146	SC	Fee	1998	2007	100%	12,738	$484,028	$38.00	100%
525	Monroeville, PA	Rite Aid 2604 Monroeville Boulevard	15146	SC	Fee	1999	2007	100%	10,908	$295,339	$27.08	100%
526	Mount Nebo, PA	Mount Nebo Pointe Mount Nebo Road & Lowries Run Road	15237	SC	Fee (3)	2005	1 *	10%	99,447	$1,257,103	$14.38	81%	Sportsman’s Warehouse (2020), Sam’s Club (Not Owned), Target (Not Owned)
527	New Castle, PA	Rite Aid 31 North Jefferson Street	16101	SC	Fee	1999	2007	100%	10,908	$261,740	$24.00	100%
528	Pittsburgh, PA	Rite Aid 1804 Golden Mile Highway	15239	SC	Fee	1999	2007	100%	10,908	$326,940	$29.97	100%
529	Pittsburgh, PA	Rite Aid 2501 Saw Mill Run Boulevard	15227	SC	Fee	1999	2007	100%	10,908	$342,233	$31.37	100%
530	Pottstown, PA	Kmart Shopping Center 2200 East High Street	19464	SC	Fee (3)	1973	2008	25.25%	84,180	$275,000	$3.27	100%	Kmart (2009)
531	Willow Grove, PA	Kmart Shopping Center 2620 Moreland Road	19090	SC	Fee (3)	1973	2008	25.25%	94,500	$341,125	$3.61	100%	Kmart (2009)
	Puerto Rico
532	Arecibo, PR	Plaza Del Atlantico PR # Km 80.3	00612	MM	Fee	1980/1993	2005	100%	215,451	$3,242,974	$15.47	90%	Kmart (2013), Capri del Atlantico (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

533	Bayamon, PR	Plaza Del Sol Roadd PR#29 & PR#167, Hato Tejas	00961	MM	Fee	1998/2003/ 2004	2005	100%	526,397	$17,012,196	$32.52	94.8%	Wal-Mart (2022), Science Park Cinema (2019), Bed Bath & Beyond (2017), Home Depot (Not Owned)
534	Bayamon, PR	Rexville Plaza PR #167, Km 18.8	00961	SC	Fee	1980/2002	2005	100%	126,023	$1,592,167	$11.52	96.6%	Pueblo Xtra (2009), Tiendas Capri (2013)
535	Bayamon, PR	Plaza Rio HondoPR#22, PR#167	00936	MM	Fee	1982/2001	2005	100%	481,499	$13,074,490	$25.73	97.3%	Tiendas Capri (2009), Best Buy (2021), Kmart (2013), Pueblo Xtra (2012), Rio Hondo Cinemas (2023), Marshalls (2015)
536	Carolina, PR	Plaza Escorial Carretera #3, Km 6.1	00987	SC	Fee	1997	2005	100%	420,462	$7,793,068	$14.65	99.8%	Office Max (2015), Wal-Mart (2024), Plaza Escorial Cinemas (2019), Sam’s Club (2024), Home Depot (Not Owned)
537	Cayey, PR	Plaza Cayey State Road #1 & PR #735	00736	SC	Fee	1999/2004	2005	100%	261,126	$3,073,186	$8.65	98%	Wal-Mart (2021), Plaza Cayey Centro Cinema (2018)
538	Fajardo, PR	Plaza Fajardo Road PR #3 Int PR #940	00738	SC	Fee	1992	2005	100%	245,319	$4,140,297	$16.58	100%	Wal-Mart (2012), Pueblo Xtra (2012)
539	Guayama, PR	Plaza Wal-Mart Road PR #3 Km 135.0	00784	SC	Fee	1994	2005	100%	163,598	$1,689,989	$10.69	96.6%	Wal-Mart (2018)
540	Hatillo, PR	Plaza Del Norte Road#2 Km 81.9	00659	MM	Fee	1992	2005	100%	510,979	$10,002,125	$25.35	78.9%	Sears (2014), Toys “R” Us (2018), JCPenney (2012), Wal-Mart (2012), Circuit City (2019)
541	Humacao, PR	Plaza Palma Real State Road #3, Km 78.20	00791	SC	Fee	1995	2005	100%	345,489	$6,679,674	$20.00	87.4%	Pep Boys (2015), JCPenney (2019), Capri Stores (2011), Wal-Mart (2020), Office Max (2018)
542	Isabela, PR	Plaza Isabela State Road #2 & # 454	00662	SC	Fee	1994	2005	100%	238,410	$3,537,575	$14.09	97.3%	Coop (2014), Wal-Mart (2019)
543	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005	100%	22,356	$339,950	$5.14	100%	Pep Boys (2015)
544	San German, PR	Plaza Del Oeste Road PR #2 Int PR #122	00683	SC	Fee	1991	2005	100%	174,172	$2,360,667	$12.21	99.4%	Kmart (2016), Pueblo Xtra (2011)
545	San Juan, PR	Senorial Plaza PR #53 & PR #177	00926	MM	Fee	1978/ Mutiple	2005	100%	168,664	$2,444,990	$16.09	84.3%	Kmart (2010), Pueblo Xtra (2015)
546	Vega Baja, PR	Plaza Vega Baja Road PR #2 Int PR #155	00693	SC	Fee	1990	2005	100%	180,488	$1,923,689	$10.61	96.9%	Kmart (2015), Pueblo Xtra (2010)
	Rhode Island

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

547	Middletown, RI	Middletown Village 1315 West Main Street	02842	SC	Fee	2003	2007	100%	98,161	$1,201,704	$17.13	71.5%	Barnes & Noble (2019), Michaels (2018)
548	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007	15%	159,958	$2,136,965	$17.50	76.4%	Dick’s Clothing and Sporting Goods (2018), Barnes & Noble (2018), DSW Shoe Warehouse (2014)
	South Carolina
549	Aiken, SC	Aiken Exchange Whiskey Road & Brook Haven Drive	29803	SC	Fee (3)	2004	2007	15%	101,558	$334,898	$8.62	38.3%	PetSmart (2019), Target (Not Owned)
550	Anderson, SC	Anderson Central 651 Highway 28 Bypass	29624	SC	Fee (3)	1999	2007	15%	223,211	$1,415,807	$6.54	96.9%	Wal-Mart (2019)
551	Anderson, SC	North Hill Commons 3521 Clemson Boulevard	29621	SC	Fee (3)	2000	2007	15%	43,149	$431,962	$10.01	100%	Michaels (2013), Target (Not Owned)
552	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$1,069,522	$7.54	78.7%	Belk (2015), Wal-Mart Super Center (Not Owned)
553	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$736,846	$11.63	31.2%	Food Lion (2011)
554	Columbia, SC	Columbiana Station OEA Harbison Boulevard & Bower Parkway	29212	SC	Fee (3)	1999	2007	15%	379,733	$4,637,604	$16.21	75.3%	Circuit City (2020), Dick’s Clothing and Sporting Goods (2016), Michaels (2010), PetSmart (2015), H.H. Gregg Appliances (2015)
555	Columbia, SC	Target Super Center 10204 Two Notch Road	29229	SC	Fee (3)	2002	2007	15%	83,400	$187,275	$6.71	33.5%	Michaels (2012), Target (Not Owned)
556	Columbia, SC	Harbison Court Harbison Boulevard	29212	SC	Fee (3)	1991	2002	14.5%	236,765	$2,914,126	$12.86	95.7%	Barnes & Noble (2011), Ross Dress For Less (2014), Marshalls (2012), Office Depot (2011), Babies ‘R’ Us (Not Owned)
557	Conway, SC	Gateway Plaza - Conway 2701 Church Street	29526	SC	Fee	2002	2007	100%	62,428	$598,782	$9.99	96%	Goody’s (2017)
558	Easley, SC	Center Pointe Plaza II Calhoun Memorial Highway & Brushy Creek Road	29642	SC	GL(3)	2004	2007	20%	72,287	$646,147	$11.06	80.8%	Publix Super Markets (2023), Home Depot (Not Owned)
559	Fort Mill, SC	Rite Aid 2907 West Highway 160	29708	SC	Fee	2002	2007	100%	13,824	$309,853	$22.41	100%
560	Gaffney, SC	Rite Aid 1320 West Floyd Baker Boulevard	29341	SC	Fee	2003	2007	100%	13,818	$291,984	$21.13	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

561	Greenville, SC	Rite Aid3679 Augusta Road	29605	SC	Fee	2001	2007	100%	10,908	$283,423	$25.98	100%
562	Greenville, SC	Wal-Mart Supercenter 1451 Woodruff Road	29607	SC	Fee	1998	2007	100%	200,084	$1,272,534	$6.36	100%	Wal-Mart (2018)
563	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007	20%	104,641	$1,775,747	$16.97	100%	Whole Foods (2026), Circuit City (2021)
564	Greenwood, SC	BI-LO - Northside Plaza U.S. Highway 25 & Northside Drive	29649	SC	Fee	1999	2007	100%	41,581	$334,437	$8.04	100%	BI-LO (2019)
565	Lexington, SC	Lexington Place U.S. Highway 378 & Old Cherokee Road	29072	SC	Fee	2003	2007	100%	83,167	$864,796	$10.40	100%	Ross Dress For Less (2014), T.J. Maxx (2013), Publix (Not Owned), Kohl’s (Not Owned)
566	Mount Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995	100%	209,810	$2,526,139	$12.60	95.5%	Circuit City (2018), Office Depot (2010), T.J. Maxx (2013), Marshalls (2011), Wal-Mart (Not Owned)
567	Mount Pleasant, SC	BI-LO at Shelmore 672 Highway 17 By-Pass	29464	SC	Fee	2002	2007	100%	64,368	$920,894	$14.31	100%	BI-LO (2023)
568	Myrtle Beach, SC	Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007	20%	116,657	$1,644,197	$13.39	95.7%	Kroger (2010)
569	North Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2 *	100%	294,471	$2,048,906	$7.02	99.2%	Wal-Mart (2009), Office Max (2014)
570	North Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004	100%	235,501	$1,243,210	$7.41	71.3%	Northern Tool (2016), Big Lots (2011), Home Decor Liquidators (2012)
571	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994/1999	1995	100%	50,760	$568,393	$11.20	100%	Goody’s (2013), Wal-Mart (Not Owned)
572	Piedmont, SC	Rite Aid - Piedmont 915 Anderson Street	29601	SC	Fee	2000	2007	100%	10,908	$181,052	$16.60	100%
573	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994	100%	142,086	$885,125	$6.28	99.2%	Ingles (2011), Kohl’s (2015)
574	Spartanburg, SC	Rite Aid - Blackstock 1510 W.O. Ezell Boulevard	29301	SC	Fee	2001	2007	100%	10,908	$271,599	$24.90	100%
575	Spartanburg, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007	100%	102,252	$632,624	$7.23	82.6%	Ingles (2021)
576	Spartanburg, SC	Rite Aid - Spartanburg 780 North Pine Street	29301	SC	Fee	2002	2007	100%	10,908	$283,656	$26.00	100%
577	Taylors, SC	North Hampton Market 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007	20%	114,935	$1,100,896	$10.84	88.3%	Hobby Lobby (2019), Target (Not Owned)
578	Taylors, SC	Hampton Point 3033 Wade Hampton Boulevard	29687	SC	Fee	1993	2007	100%	58,316	$458,027	$8.06	97.4%	BI-LO (2018)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

579	Woodruff, SC	Rite Aid - Woodruff 121 North Main Street	29388	SC	Fee	2002	2007	100%	13,824	$288,178	$20.85	100%
	South Dakota
580	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	1/2 *	100%	240,262	$1,322,851	$6.63	83.1%	Dunham’s Sporting Goods (2011), Herberger’s (2014), JCPenney (2013), Hy-Vee Supermarket (Not Owned)
	Tennessee
581	Brentwood, TN	Cool Springs Pointe I-65 & Moore’s Lane	37027	SC	Fee (3)	1999/2004	2000	14.5%	201,414	$2,208,987	$13.54	81%	Best Buy (2014), Ross Dress For Less (2015), DSW Shoe Warehouse (2009)
582	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003	100%	207,244	$1,805,781	$8.78	99.2%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
583	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee (3)	1993	2003	10%	68,948	$458,900	$7.62	87.4%	Kroger (2022)
584	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee (3)	1991	2003	10%	71,311	$470,938	$7.54	87.6%	Food City (2011)
585	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003	20%	84,441	$733,139	$8.91	97.5%	Kroger (2012)
586	Hendersonville, TN	Lowe’s Home Improvement Center - Hendersonville 1050 Lowe’s Road	37075	SC	Fee	1999	2003	100%	133,144	$1,222,439	$9.18	100%	Lowe’s (2019)
587	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007	20%	62,925	$579,341	$9.21	100%	Kroger (2020)
588	Johnson City, TN	Johnson City MarketplaceFranklin & Knob Creek Roads	37604	SC	GL	2005	2003	100%	11,749	$531,918	$15.23	100%	Kohl’s (2026)
589	Knoxville, TN	Pavilion of Turkey Creek I 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007	15%	280,776	$3,169,800	$13.11	86.1%	Ross Dress For Less (2014), Office Max (2017), Old Navy (2011), Goody’s (2015), Target (Not Owned), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

590	Knoxville, TN	Town & Country North Peters Road & Town & Country Circle	37923	SC	Fee (3)	1985/1997	2007	15%	638,437	$6,180,411	$10.25	94.4%	Goody’s (2013), Jo-Ann Stores (2013), Circuit City (2014), Staples (2019), Best Buy (2019), Food City (2026), Lowe’s (2017), Carmike Cinemas (2020), Dick’s Clothing and Sporting Goods (2017)
591	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007	20%	121,222	$899,534	$8.15	91.1%	Kroger (2020)
592	Morristown, TN	Crossroads Square 130 Terrace Lane	37816	SC	Fee (3)	2004	2007	20%	68,500	$610,500	$9.25	96.4%	T.J. Maxx (2014)
593	Murfreesboro, TN	Towne Centre Old Fort Parkway	37129	SC	Fee (3)	1998	2003	14.5%	108,023	$1,367,278	$12.66	100%	T.J. Maxx (2010), Books-A-Million(2009), Toys “R” Us (Not Owned), Lowe’s (Not Owned), Target (Not Owned)
594	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007	20%	93,600	$719,155	$8.66	88.7%	Kroger (2029)
595	Nashville, TN	Bellevue Place 7625 Highway 70 South	37221	SC	Fee (3)	2003	2007	15%	77,180	$859,950	$12.15	91.7%	Michaels (2012), Bed Bath & Beyond (2012), Home Depot (Not Owned)
596	Nashville, TN	The Marketplace Charlotte Pike	37209	SC	Fee (3)	1998	2003	14.5%	167,795	$1,672,820	$10.05	99.2%	Lowe’s (2019), Wal Mart (Not Owned)
597	Oakland, TN	Oakland Market Place 7265 U.S. Highway 64	38060	SC	Fee (3)	2004	2007	20%	64,600	$420,847	$6.97	93.5%	Kroger (2028)
	Texas
598	Allen, TX	Watters Creek Bethany Road	75013	LC	Fee (3)	2008	1 *	10%	244,911	$5,806,978	$22.75	100%	United Market Street (2028), Borders (2018)
599	Austin, TX	The Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee (3)	2003	2003	25.75%	282,798	$3,444,656	$14.62	82.4%	Ross Dress For Less (2014), Toys “R” Us (2014), Hobby Lobby (2018), Best Buy (2017), Super Target (Not Owned)
600	Baytown, TX	Lowe’s Home Improvement - Baytown 5002 Garth Road	77521	SC	Fee	1998	2007	100%	125,357	$873,828	$6.97	100%	Lowe’s (2015)
601	Fort Worth, TX	CVS Pharmacy 2706 Jacksboro Highway	76114	SC	Fee	1997	2007	100%	10,908	$239,784	$21.98	100%
602	Fort Worth, TX	CVS Pharmacy 4551 Sycamore School Road	76133	SC	Fee	1997	2007	100%	9,504	$149,248	$15.70	100%
603	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee (3)	2003	2003	14.5%	20,959	$752,050	$20.33	100%	Kohl’s (2023)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

604	Garland, TX	Garland Plaza 3265 Broadway Boulevard	75043	SC	Fee	1994	2007	100%	70,576	$0	$0.00	0%
605	Grand PrairIe, TX	Kroger - Grand Prairie 2525 West Interstate 20	75052	SC	Fee	1998	2007	100%	60,835	$433,615	$7.13	100%	Kroger (2018)
606	Houston, TX	Lowe’s Home Improvement - Houston 19935 Katy Freeway	77094	SC	Fee	1998	2007	100%	131,644	$917,000	$6.97	100%	Lowe’s (2017)
607	Irving, TX	MacArthur Marketplace Market Place Boulevard	75063	SC	Fee (3)	2004	2003	14.5%	146,941	$2,107,168	$10.85	100%	Kohl’s (2021), Hollywood Theaters (2016), Office Max (2014), Sam’s Club (Not Owned), Wal-Mart (Not Owned)
608	Lewisville, TX	Lakepointe Crossings South Stemmons Freeway	75067	SC	Fee (3)	1991	2002	14.5%	315,008	$2,840,134	$10.79	84.1%	99 Cents Only Store (2009), PetSmart (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Conn’s Appliance (Not Owned), Garden Ridge (Not Owned), Toys “R”’ Us (Not Owned)
609	McKinney, TX	McKinney Marketplace U.S. Highway 75 & El Dorado Parkway	75070	SC	Fee (3)	2000	2003	14.5%	118,967	$1,239,848	$10.78	96.6%	Kohl’s (2021), Albertson’s (Not Owned)
610	Mesquite, TX	Marketplace at Towne Center Southbound Frontage Road I 635	75150	SC	Fee (3)	2001	2003	14.5%	170,625	$2,215,973	$14.68	82.2%	PetSmart (2017), Michaels(2012), Ross Dress For Less (2013), Home Depot (Not Owned), Kohl’s (Not Owned)
611	North Richland Hills, TX	CVS Pharmacy 4808 Davis Boulevard	76180	SC	Fee	1997	2007	100%	10,908	$237,324	$21.76	100%
612	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007	20%	80,753	$446,479	$6.19	89.3%	Kroger (2020)
613	Richardson, TX	CVS Pharmacy 2090 Arapahoe Boulevard	75081	SC	Fee	1997	2007	100%	10,560	$206,585	$19.56	100%
614	Rowlett, TX	Rowlett Plaza 8800 Lakeview Parkway	75088	SC	Fee	1995/2001	2007	100%	63,117	$0	$0.00	0%
615	San Antonio, TX	Ingram Park 6157 N.W. Loop 410	78238	MV	Fee	1985	2005	50%	76,597	$0	$0.00	0%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

616	San Antonio, TX	Bandera Pointe North State Loop 1604 Bandera Road	78227	SC	Fee	2001/2002	2002	100%	278,815	$4,285,314	$16.06	91.6%	Lowe’s (2020), T.J. Maxx (2011), Old Navy (2011), Ross Dress For Less (2012), Barnes & Noble (2011), Kohl’s (Not
														Owned), Raquetball & Fitness (Not Owned), Credit Union (Not Owned), Chuck E Cheese (Not Owned), Target (Not Owned)
617	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North	78258	SC	Fee	2007	1	*	100%	300,834	$4,946,638	$16.35	97.1%	Hobby Lobby (2022), T.J. Maxx (2017)
618	San Antonio, TX	Westover Marketplace State Highway 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	10%	218,257	$3,195,057	$14.58	97.8%	PetSmart (2016), Sportsman’s Warehouse (2015), Ross Dress For Less (2016), Target (Not Owned), Lowe’s (Not Owned)
619	San Antonio, TX	Terrell Plaza 1201 Austin Highway	78209	SC	Fee (3)	1958/1986	2007		50%	170,333	$1,164,162	$6.94	98.5%	Big Lots (2010)
620	Tyler, TX	CVS Pharmacy 1710 West Gentry Parkway	75702	SC	Fee	1997	2007		100%	9,504	$134,773	$14.18	100%
	Utah
621	Midvale, UT	Family Center at Fort Union 50 900 East Fourt Union Boulevard	84047	SC	Fee	1973/2000	1998		100%	641,957	$8,022,197	$13.58	92%	Babies “R” Us (2014), Office Max (2012), Smith’s Food & Drug (2024), Media Play (2016), Bed Bath & Beyond (2014), Wal-Mart (2015), Ross Dress For Less (2016), Michaels (2017)
622	Ogden, UT	Family Center at Ogden 5-Points 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	162,316	$797,109	$5.69	86.3%	Harmons (2012)
623	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998		100%	150,667	$1,677,708	$11.14	100%	Toys “R” Us (2011), Media Play (2015), Office Depot (2008), Jo-Ann Stores (2012), R.C. Willey (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

624	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998		100%	593,398	$5,001,984	$8.66	95.9%	Macy’s (2011), Office Max (2010), Gart Sports (2012), Sportsman’s Warehouse (2009), Target (2017), Media Play (2009), Circuit City (2016)
625	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	2005	1	*	100%	46,597	$476,421	$10.22	100%	Jo-Ann Stores (2015), Super Wal-Mart (Not Owned), Sam’s Club (Not Owned)
626	Salt Lake City, UT	Family Place at 33rd South 3300 South Street	84115	SC	Fee	1978	1998		100%	34,209	$216,409	$9.08	69.7%
627	Taylorsville, UT	Family Center at Taylorsville 5600 South Redwood	84123	SC	Fee	1982/2003	1998	100%	697,630	$6,367,218	$10.89	83.1%	ShopKo (2014), Jo-Ann Stores (2015), Gart Sports (2017), 24
Hour Fitness (2017), PetSmart (2018), Bed Bath & Beyond
(2015), Ross Dress For Less (2014), Media Play (2009),
														Harmons Superstore (Not Owned)
	Vermont
628	Berlin, VT	Berlin Mall 282 Berlin Mall Road., Unit #28	05602	MM	Fee	1986/1999	2	*	100%	174,624	$1,508,464	$9.63	89.7%	Wal-Mart (2014), JCPenney (2009)
	Virginia
629	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	114,589	$1,457,608	$13.19	92.6%	Ukrop’s (2013)
630	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee (3)	1994	1995		14.5%	253,298	$4,167,839	$18.28	90%	Safeway (2019), T.J. Maxx (2009), Bed Bath & Beyond (2010), United Artists Theatre (2014)
631	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007		15%	266,308	$3,899,001	$14.71	99.5%	Barnes & Noble (2011), Circuit City (2022), Bed Bath & Beyond (2012), Michaels (2011), Dick’s Clothing and Sporting Goods (2017)
632	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee	1990	2003		100%	270,765	$1,739,225	$9.72	66.2%	Cinemark (2015), Staples (2013), T.J. Maxx (2011) Toys “R” Us (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

633	Lynchburg, VA	Wards Crossing Wards Road & Wards Ferry Road	24502	SC	Fee (3)	2001	2007	15%	80,937	$1,161,822	$14.92	96.2%	Bed Bath & Beyond (2013), Michaels (2011), Target (Not Owned), Dick’s Clothing and Sporting Goods (Not Owned), PetSmart (Not Owned)
634	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee (3)	1989/1997	1/2 *	50%	435,057	$2,748,239	$6.98	89.9%	Goody’s (2011), Belk (2012), JCPenney (2009), Sears (2009), Office Max (2012), Kroger (2017)
635	Midlothian, VA	Chesterfield Crossings Highway 360 & Warbro Road	23112	SC	Fee (3)	2000	2007	15%	79,802	$1,126,797	$14.15	87.6%	Ben Franklin Crafts (2015), Wal-Mart (Not Owned)
636	Midlothian, VA	Commonwealth Center 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007	15%	165,413	$2,227,617	$13.81	97.5%	Stein Mart (2011), Michaels (2011), Barnes & Noble (2012)
637	Newport News, VA	Denbigh Village Warwick Boulevard & Denbigh Boulevard	23608	SC	Fee	1998/2006	2007	100%	324,450	$2,513,298	$8.15	88.3%	Burlington Coat Factory (2013), Kroger (2017)
638	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007	15%	47,341	$320,486	$17.60	38.5%	Costco (Not Owned)
639	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007	100%	126,055	$2,475,280	$21.29	92.2%	Barnes & Noble (2011), Regal Cinemas (2021)
640	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007	100%	120,742	$2,469,392	$20.45	100%	Barnes & Noble (2015), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2015), Circuit City (2020)
641	Springfield, VA	Spring Mall Center 6717 Spring Mall Road	22150	SC	Fee	1995/2001	2007	100%	56,511	$998,611	$17.67	100%	Michaels (2010), Tile Shop (2018)
642	Sterling, VA	Cascade Marketplace NEC of Cascades Parkway & Route 7	20165	SC	Fee	1998	2007	100%	101,606	$1,547,669	$15.23	100%	Staples (2013), Sports Authority (2016)
643	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007	20%	63,324	$240,788	$3.80	100%	Kroger (2020)
644	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Boulevard	22980	SC	Fee (3)	1993	2007	20%	52,415	$388,310	$8.96	82.6%	Kroger (2018)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

645	Winchester, VA	Apple Blossom Corners 2190 South Pleasant Valley	22601	SC	Fee (3)	1990/1997	2 *	20%	240,560	$2,470,504	$10.26	98.5%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books-A-Million (2013)
646	Wytheville, VA	Wytheville Commons 215-295 Commonwealth Drive	24382	SC	Fee (3)	2004	2007	15%	90,239	$1,078,914	$11.96	100%	Goody’s (2016), Lowe’s (Not Owned), Super Wal-Mart (Not Owned)
	Washington
647	Kirkland, WA	Totem Lake Upper Totem Lakes Boulevard	98034	SC	Fee (3)	1999/2004	2004	20%	253,867	$2,232,000	$16.84	55.5%	Guitar Center (2009), Ross Dress For Less (2015)
648	Olympia, WA	Circuit City - Olympia 2815 Capital Mall Drive S.W.	98502	SC	Fee	1998	2007	100%	35,776	$443,929	$12.41	100%	Circuit City (2018)
	West Virginia
649	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998	100%	70,900	$198,950	$4.51	62.3%	Discount Emporium (2006), Value City (Not Owned)
650	Morgantown, WV	Glenmark Center Interstate 68 & Pierpont Road	26508	SC	Fee	1999/2000	2007	100%	111,278	$1,222,729	$9.90	100%	Shop ’n Save (2009), Michaels (2011)
651	Weirton, WV	Rite Aid 1360 Cove Road	26062	SC	Fee	2000	2007	100%	10,908	$221,870	$20.34	100%
	Wisconsin
652	Brookfield, WI	Shoppers World Brookfield North 124th Street & West Capital Drive	53005	SC	Fee (3)	1967	2003	14.5%	182,722	$1,445,801	$7.91	100%	T.J. Maxx (2010), Marshalls Mega Store (2009), Office Max (2010), Burlington Coat Factory (2012)
653	Brown Deer, WI	Brown Deer Center North Green BayRoad	53209	SC	Fee (3)	1967	2003	14.5%	266,716	$2,034,560	$7.77	98.1%	Kohl’s (2023), Michaels (2012), Office Max (2010), T.J. Maxx (2012), Old Navy (2012)
654	Brown Deer, WI	Marketplace of Brown DeerNorth Green Bay Road	53209	SC	Fee (3)	1989	2003	14.5%	143,372	$1,184,414	$8.26	100%	Marshalls Mega Store (2009), Pick ’n Save (2010)
655	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$707,569	$4.41	100%	Kohl’s (2012), Pick ’n Save (2012)
656	Oshkosh, WI	Walgreens - Oshkosh South 27th Street	54902	SC	Fee	2005	2007	100%	13,905	$305,910	$22.00	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2008
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rent	(2)	Occupied	Anchor Tenants (Lease Expiration)

657	Racine, WI	Village Center Outlot Washington Avenue Village Center Drive	53406	SC	Fee (3)	2003	2007	20%	227,887	$2,461,641	$10.93	98.8%	Jewel (2022), Kohl’s (2023)
658	West Allis, WI	West Allis Center West Cleveland Avenue & South 108	53214	SC	Fee	1968	2003	100%	246,081	$1,463,410	$5.64	100%	Kohl’s (2018), Marshalls Mega Store (2009), Pick ’n Save (2013)

1*	Property developed by the Company.

2*	Original IPO Property.

(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, “MM” indicates an enclosed Mall, and “MV” indicates a Mervyns site.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2008.

(3)	One of the two hundred eighty-five (285) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $5.8 billion (of which the Company’s proportionate share is $1,216.1 million) as of December 31, 2008, and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2008
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leaseable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

Alabama
1 Huntsville, AL	930 A Old Monrovia Road	35806	SC	Fee	1984	2002	20%	54,200	$381,500	$7.04	100%	H.H. Gregg Appliances (2014)
Arizona
2 Mesa, AZ	6233 East Southern Boulevard	85206	SC	Fee	1991	2002	20%	53,312	$782,765	$14.68	100%	Ashley Furniture Homestore (2013)
Connecticut
3 Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	20%	51,750	$543,000	$10.49	100%	Homegoods (2012), Namco Pool Supplies (2012)
4 Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	20%	49,905	$509,579	$10.21	100%	Michaels (2014), PetSmart (2014)
Delaware
5 Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	20%	50,001	$352,047	$7.04	100%	Furniture & More (2009), PetSmart (2011)
Florida
6 Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	20%	53,638	$330,870	$6.17	100%	Bed Bath & Beyond (2018), Michaels (2014)
7 Jensen Beach, FL	3257 N.W. Federal Highway	34957	SC	GL	1989	2002	20%	50,000	$195,368	$7.31	53.5%	Office Depot (2011)
8 Ocala, FL	2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	20%	54,816	$314,140	$5.73	100%	Kimco Ocala (2012), Beall’s Outlet (2012)
9 Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2005	20%	51,550	$0	$0.00	0%
10 Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2004	20%	64,053	$800,663	$12.50	100%	American Water Works (2015)
11 St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	20%	76,438	$1,099,479	$13.27		Jo-Ann Stores (2014), Homegoods (2016)
Georgia
12 Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	20%	56,225	$325,901	$5.80	100%	Mega Amusement (2013)
Illinois
13 Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	20%	27,213	$162,000	$11.73	50.8%
14 Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	20%	50,092	$335,300	$8.02	83.4%	Big Lots (2012)
15 Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	20%	35,943	$0	$0.00	0%
16 Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	20%	51,177	$391,948	$8.26	92.7%	Pay/Half (2017)

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2008
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leaseable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

Indiana
17 Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	20%	60,000	$384,738	$9.23	69.5%	Bed Bath & Beyond (2014)
Kentucky
18 Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	20%	60,000	$367,684	$6.13	100%	Homegoods (2014), The Tile Shop (2013)
19 Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	20%	49,410	$309,701	$6.27	100%	PetSmart (2018), A.J. Wright (2014)
20 Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	20%	52,500	$0	$0.00	0%
Louisiana
21 Baton Rouge, LA	9501 Cortana Mall	70815	SC	Fee	1997	2004	20%	90,000	$148,900	$1.65	100%	Flor-Line Associates (2013)
22 Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2003	20%	58,500	$0	$0.00	0%
23 Houma, LA	1636 Martin Luther King Boulevard	70360	SC	Fee	1992	2002	20%	49,721	$324,689	$8.12	80.4%	Best Buy (2015), Bed Bath & Beyond (2018)
Massachusetts
24 Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	20%	70,800	$898,814	$12.70	100%	E & A Northeast (2014), Off Broadway Shoes (2014)
25 Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	20%	49,980	$307,380	$6.15	100%	Pricerite Supermarket (2016)
Michigan
26 Westland, MI	7638 Nankin Road	48185	SC	Fee	1980	2002	20%	50,000	$0	$0.00	0%
Mississippi
27 Hattiesburg, MS	1000 Turtle Creek Drive	39402	SC	Fee	1995	2002	20%	50,809	$406,472	$8.00	100%	Circuit City (2020)
Nevada
28 Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2004	20%	24,975	$174,825	$7.00	100%	Michaels (2011)
New Hampshire
29 Salem, NH	271 South Broadway	03079	SC	Lease	1985	2003	20%	50,110	$604,779	$12.07	100%	Bed Bath & Beyond (2011), A.C. Moore (2016)
New Jersey
30 Paramus, NJ	651 Route 17 East	06117	SC	Lease	1978	2003	20%	54,850	$958,740	$19.52	89.6%	Homegoods (2013)
31 Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	20%	49,157	$797,714	$16.23	100%	Homegoods (2010), PetSmart (2015)

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2008
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leaseable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

New York
32 Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	20%	50,144	$430,608	$8.59	100%	Homegoods (2010), PetSmart (2010)
North Carolina
33 Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	20%	50,000	$457,028	$9.14	100%	A.C. Moore (2010), K & G Menswear (2014)
Oklahoma
34 Warr Acres, OK	5537 Northwest Expressway	73132	SC	Fee	1985	2002	20%	50,000	$0	$0.00	0%
South Carolina
35 N. Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	20%	50,000	$333,612	$6.67	100%	DDR (2011), Dollar Tree (2013)
Tennessee
36 Antioch, TN	5301 Hickory Hollow Parkway	37013	SC	Fee	1984	2002	20%	59,319	$558,821	$9.42	100%	Office Depot (2010), Bed Bath & Beyond (2018)
37 Franklin, TN	1735 Galleria Boulevard	37064	SC	Fee	1992	2002	20%	60,000	$705,606	$11.76	100%	H.H. Gregg Appliances (2010), Wild Oats Markets (2014)
38 Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	20%	50,092	$262,983	$5.25	100%	Hobby Lobby (2010)
Texas
39 Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	20%	52,288	$0	$0.00	0%
40 Longview, TX	3520 McCann Road	75605	SC	Fee	1978	2004	20%	40,524	$324,192	$8.00	100%	Stage (2015)
41 McAllen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	20%	63,445	$530,664	$8.36	100%	Michaels (2012), Bed Bath & Beyond (2018)
42 Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	20%	62,463	$454,600	$7.28	100%	Staples (2011), Conn’s Appliance (2014)
43 Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	20%	50,000	$350,000	$7.00	100%	Conn’s Appliance (2018)
Virginia
44 Chesapeake, VA	4300 Portsmouth Boulevard	23321	SC	GL	1990	2002	20%	50,062	$384,683	$7.68	100%	PetSmart (2016), Michaels (2011)

(1)	SC indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2008.

(3)	See footnote 3 of the Shopping Center Property List on page 64 describing indebtedness.

Developers Diversified Realty Corporation
Business Center Property List at December 31, 2008
										Company-
										Owned
						Year			DDR	Gross	Total	Average
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Base	Percent
	Center/Property	Location	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	Rent (Per SF)(2)	Leased

	Maryland
1	Silver Springs, MD(I)	Tech Center 29 Phase I 2120-2162 Tech Road	20904	IND	Fee	1970	2001		100%	175,410	$1,523,239	$9.39	79.3%
2	Silver Springs, MD(II)	Tech Center 29 Phase II 2180 Industrial Parkway	20904	IND	Fee	1991	2001		100%	58,280	$248,329	$13.95	17.9%
3	Silver Springs, MD(III)	Tech Center 29 Phase III 12200 Tech Road	20904	OFF	Fee	1988	2001		100%	55,422	$1,335,138	$24.09	100%
	Ohio
4	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	2	*	100%	35,866	$96,932	$8.31	32.5%
	Pennsylvania
5	Erie, PA	38th Street Plaza 2301 West 38th Street	16506	IND	GL	1973	2	*	100%	96,000	$328,650	$6.02	56.9%
	Utah
6	Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	IND	Fee	1985	1998		100%	53,476	$683,673	$16.41	77.5%

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified in the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2008.

Item 3.	LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

(a) The executive officers of the Company are as follows:

Name	Age	Position and Office With the Company

Scott A. Wolstein	56	Chairman of the Board of Directors and Chief Executive Officer
Daniel B. Hurwitz	44	President and Chief Operating Officer
David J. Oakes	30	Senior Executive Vice President of Finance and Chief Investment Officer
Paul W. Freddo	53	Senior Executive Vice President of Leasing and Development
Joan U. Allgood	56	Executive Vice President — Corporate Transactions and Governance
Richard E. Brown	57	Executive Vice President — International
Timothy J. Bruce	51	Executive Vice President of Development
John S. Kokinchak	49	Executive Vice President of Property Management
William H. Schafer	50	Executive Vice President and Chief Financial Officer
Robin R. Walker-Gibbons	52	Executive Vice President of Leasing
Christa A. Vesy	38	Senior Vice President and Chief Accounting Officer

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

Daniel B. Hurwitz was appointed President and Chief Operating Officer of Developers Diversified Realty in May 2007. Mr. Hurwitz was the Senior Executive Vice President and Chief Investment Officer from May 2005 through May 2007 and Executive Vice President of the Company from June 1999 through April 2005. He was a member of the Company’s Board of Directors from May 2002 to May 2004. Prior to joining the Company, Mr. Hurwitz served as Senior Vice President and Director of Real Estate and Corporate Development for Boscov’s Department Stores, Inc. Prior to Boscov’s, Mr. Hurwitz served as Development Director for the Shopco Group, a New York City-based developer and acquirer of regional and super regional shopping malls. Mr. Hurwitz is a graduate of Colgate University and the Wharton School of Business Executive Management Program at the University of Pennsylvania. A member of the Board of Directors of U-Store-It, a member of the Board of Trustees of Hawken School, a member of the Board of Regents for the University System of Ohio, and member of the Leadership Board for the Neurological Institute at the Cleveland Clinic. He is a member of ICSC and ULI and serves as a member of ICSC’s Open Air Centers Committee. In addition, he is a member of the Samuel Zell and Robert Lurie Real Estate Center at The Wharton School, University of Pennsylvania; where he serves in the Career Mentor Program. Mr. Hurwitz has also served on the Board of Directors of the Colgate University Alumni Corporation, Colgate University Maroon Council, Berks County Food Bank and the Reading Jewish Community Center, Boscov’s Department Store Inc., the Network and Vice Chairman of the Board for Summer on the Cuyahoga, a civic internship program.

David J. Oakes was appointed Senior Executive Vice President of Finance and Chief Investment Officer in December 2008. Mr. Oakes was the Executive Vice President of Finance and Chief Investment Officer from April 2007 to December 2008. Prior to joining the Company, Mr. Oakes served as Senior Vice President and portfolio manager at Cohen & Steers Capital Management from April 2002 through March 2007. Previously, he worked as a research analyst in global investment research at Goldman Sachs, where he covered U.S. REITs from June 1999 through April 2002. Mr. Oakes earned his bachelor’s degree at Washington University of St. Louis and is a Chartered Financial Analyst (“CFA”). He is a member of ICSC and NAREIT.

Paul W. Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008. Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008. Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for JCPenney from January 2004 through August 2008. Mr. Freddo earned his bachelor’s degree at Adelphi University. He is a member of the Executive Committee of the Board of Trustees of ICSC, a trustee for the Plano Economic Development Board, and a member of on the Board of Directors of The Network.

Joan U. Allgood was appointed Executive Vice President — Corporate Transactions and Governance in October 2005. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was the Senior Vice President — Corporate Affairs and Governance from 2002 to October 2005, the Company’s Senior Vice President and General Counsel from May 1999 to 2002, the Company’s Vice President and General Counsel from 1992, when the Company was organized as a public company, until May 1999, and General Counsel of its predecessor entities since 1987. Mrs. Allgood is a member of the ICSC, the American College of Real Estate Lawyers and the American, Ohio and Cleveland bar associations. She received her B.A. from Denison University in Granville, Ohio, and her J.D. from Case Western Reserve University School of Law in 1977. Mrs. Allgood also serves on the Board of Trustees of the YWCA, Cleveland Chapter and the Cleveland FoodBank.

Richard E. Brown was appointed Executive Vice President — International in October 2006. Mr. Brown was the Executive Vice President of Real Estate Operations from September 2005 to October 2006, the Senior Vice President of Real Estate Operations from March 2002 to October 2005, the Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000 to February 2001. From 1987 until joining the Company in 1996, Mr. Brown was Vice President of Asset Management of PREIT, located in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company in Chicago, Illinois. Mr. Brown is a Canadian chartered accountant and received his bachelor of commerce from Carleton University in Ottawa, Canada. Mr. Brown is a member of ICSC.

Timothy J. Bruce was appointed Executive Vice President of Development in October 2005. Mr. Bruce was the Senior Vice President of Development from September 2002 to October 2005. Mr. Bruce oversees the development department for the Company’s nationwide retail real estate portfolio. From December 1998 to joining the Company in September 2002, Mr. Bruce served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York. Mr. Bruce earned his B.A. from the School of Architecture at the University of Illinois at Chicago and a

master’s of management degree from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.

William H. Schafer was appointed Executive Vice President and Chief Financial Officer in October 2005. Mr. Schafer was the Senior Vice President and Chief Financial Officer from May 1999 to October 2005, Vice President and Chief Financial Officer of the Company from its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities from April 1992. Mr. Schafer joined the Cleveland, Ohio, office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the Company’s predecessor organization in 1992. Mr. Schafer graduated from the University of Michigan with a bachelor of arts degree in business administration. Mr. Schafer is a member of ICSC and serves as Treasurer on the Board of The Gathering Place, a not-for-profit organization and the University of Akron’s Financial Advisory Board. Mr. Schafer also serves on U.S. Bank’s Northeast Ohio Advisory Board.

John S. Kokinchak was appointed Executive Vice President of Property Management in March 2008. Mr. Kokinchak was the Senior Vice President of Property Management from March 2006 to March 2008, and Vice President of Property Management, Speciality Centers from August 2004. Prior to joining the Company, Mr. Kokinchak served as Vice President of Property Management for Prism Asset Management Company from June 2001 to August 2004. Mr. Kokinchak is a member of ICSC’s Management and Marketing Conference Planning Committee, the Certified Leasing Specialist Test Committee and the Certified Shopping Center Manager Committee. During 2008-2009, he is serving as the Dean for the ICSC University of Shopping Centers-School of Open Air Centers. Mr. Kokinchak serves on the advisory board of Specialty Retail Report, an industry publication.

Robin R. Walker-Gibbons was appointed Executive Vice President of Leasing in October 2005. Ms. Walker-Gibbons was the Senior Vice President of Leasing for the Southeast Region from March 2005 to October 2005, Vice President of Leasing from November 1995 to March 2005 and a leasing manager from April 1995 to November 1995. Prior to joining the Company, Ms. Walker-Gibbons was President of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker-Gibbons is a graduate of the University of Alabama and a member of ICSC.

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2008:
First	$44.31	$32.20	$0.69
Second	45.66	34.44	0.69
Third	41.55	27.60	0.69
Fourth	31.50	1.73	—
2007:
First	$72.33	$61.43	$0.66
Second	66.70	50.75	0.66
Third	56.85	46.28	0.66
Fourth	59.27	37.42	0.66

As of February 13, 2009, there were 9,655 record holders and approximately 44,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow, while still adhering to Real Estate Investment trust (“REIT”) payout requirements. This payout policy will result in a 2009 annual dividend at the minimum distribution required to maintain REIT status. In addition, the Company is expected to pay a portion of its dividend in common shares which will be determined on a quarterly basis. The changes to the Company’s 2009 dividend policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage.

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

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

On June 26, 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of December 31, 2008, the Company had repurchased 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted average cost of $46.66 per share under this program all of which occurred in 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares	Price Paid per	Plans or	Under the Plans or
	Purchased	Share	Programs	Programs (Millions)

October 1 — 31, 2008	—	$—	—	$—
November 1 — 30, 2008	—	—	—	—
December 1 — 31, 2008	—	—	—	—

Total	—	$—	—	$—

Item 6.	SELECTED FINANCIAL DATA

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004 (1)

Operating Data:
Revenues	$931,472	$933,136	$773,351	$673,221	$526,130

Expenses:
Rental operations	354,838	320,081	256,199	223,908	175,093
Impairment charges	79,864	—	—	—	—
Depreciation & amortization	242,032	214,445	180,377	152,491	114,686

	676,734	534,526	436,576	376,399	289,779

Interest income	5,473	8,772	9,050	9,973	4,197
Interest expense	(244,212)	(258,149)	(208,536)	(171,361)	(117,208)
Gain on repurchase of senior notes	11,552	—	—	—	—
Abandoned projects and transaction costs	(12,433)	—	—	—	—
Other expense, net	(15,819)	(3,019)	(446)	(2,532)	(1,779)

	(255,439)	(252,396)	(199,932)	(163,920)	(114,790)

(Loss) income before equity in net income from joint ventures, impairment of joint ventures, minority interests, income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	(701)	146,214	136,843	132,902	121,561
Equity in net income of joint ventures	17,719	43,229	30,337	34,873	40,895
Impairment of joint venture investments	(106,957)	—	—	—	—
Minority interests	11,188	(18,218)	(8,893)	(6,852)	(4,331)
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	17,434	14,669	2,497	(276)	(1,467)

(Loss) income from continuing operations	(61,317)	185,894	160,784	160,647	156,658

	For the Years Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004 (1)

Discontinued operations:
Income from discontinued operations	1,409	9,043	9,406	17,189	22,902
(Loss) gain on disposition of real estate, net of tax	(4,830)	12,259	11,051	16,667	8,561

	(3,421)	21,302	20,457	33,856	31,463

(Loss) income before gain on disposition of real estate	(64,738)	207,196	181,241	194,503	188,121
Gain on disposition of real estate	6,962	68,851	72,023	88,140	84,642
Cumulative effect of adoption of a new accounting standard	—	—	—	—	(3,001)

Net (loss) income	$(57,776)	$276,047	$253,264	$282,643	$269,762

Net (loss) income applicable to common shareholders	$(100,045)	$225,113	$198,095	$227,474	$219,056

(Loss) earnings per share data — Basic:
(Loss) income from continuing operations	$(0.80)	$1.68	$1.63	$1.79	$1.97
(Loss) income from discontinued operations	(0.03)	0.18	0.19	0.31	0.33
Cumulative effect of adoption of a new accounting standard	—	—	—	—	(0.03)

Net (loss) income applicable to common shareholders	$(0.83)	$1.86	$1.82	$2.10	$2.27

Weighted average number of common shares	119,843	120,879	109,002	108,310	96,638
(Loss) earnings per share data — Diluted:
(Loss) income from continuing operations	$(0.80)	$1.67	$1.62	$1.77	$1.95
(Loss) income from discontinued operations	(0.03)	0.18	0.19	0.31	0.32
Cumulative effect of adoption of a new accounting standard	—	—	—	—	(0.03)

Net (loss) income applicable to common shareholders	$(0.83)	$1.85	$1.81	$2.08	$2.24

Weighted average number of common shares	119,987	121,497	109,613	109,142	99,024
Cash dividends declared	$2.07	$2.64	$2.36	$2.16	$1.94

	At December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Real estate (at cost)	$9,106,635	$8,984,671	$7,447,459	$7,029,337	$5,603,424
Real estate, net of accumulated depreciation	7,897,732	7,960,623	6,586,193	6,336,514	5,035,193
Investments in and advances to joint ventures	583,767	638,111	291,685	275,136	288,020
Total assets	9,018,325	9,089,816	7,179,753	6,862,977	5,583,547
Total debt	5,917,364	5,591,014	4,248,812	3,891,001	2,718,690
Shareholders’ equity	2,684,685	2,998,825	2,496,183	2,570,281	2,554,319

	For the Years Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2004 (1)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$424,568	$414,616	$340,692	$355,423	$292,226
Investing activities	(464,341)	(1,148,316)	(203,047)	(339,443)	(1,134,601)
Financing activities	22,698	755,491	(139,922)	(35,196)	880,553
Other Data:
Funds from operations (2):
Net (loss) income applicable to common shareholders	$(100,045)	$225,113	$198,095	$227,474	$219,056
Depreciation and amortization of real estate investments	236,344	214,396	185,449	169,117	130,536
Equity in net income from joint ventures	(17,719)	(43,229)	(30,337)	(34,873)	(40,895)
Joint ventures’ funds from operations (2)	68,355	84,423	44,473	49,302	46,209
Minority interests (OP Units)	1,145	2,275	2,116	2,916	2,607
Gain on disposition of depreciable real estate investments, net	(4,244)	(17,956)	(21,987)	(58,834)	(68,179)
Cumulative effect of adoption of a new accounting standard	—	—	—	—	3,001

Funds from operations applicable to common shareholders (2)	183,836	465,022	377,809	355,102	292,335
Preferred share dividends	42,269	50,934	55,169	55,169	50,706

	$226,105	$515,956	$432,978	$410,271	$343,041

Weighted average shares and OP Units (Diluted) (3)	121,030	122,716	110,826	110,700	99,147

(1)	As described in the consolidated financial statements, the Company acquired 11 properties in 2008 (all of which were acquired through unconsolidated joint ventures), 317 properties in 2007 (including 68 of which were acquired through unconsolidated joint ventures), 20 properties in 2006 (including 15 of which were acquired through unconsolidated joint ventures and four of which the Company acquired through its joint venture partners’ interest), 52 properties in 2005 (including 36 of which were acquired through unconsolidated joint ventures and one of which the Company acquired through its joint venture partner’s interest), and 112 properties in 2004 (18 of which were acquired through unconsolidated joint ventures and one of which the Company acquired through its joint venture partner’s interest). The Company sold 22 properties in 2008 including the sale of a consolidated joint venture interest, 74 properties in 2007 (seven of which were owned through unconsolidated joint ventures), 15 properties in 2006 (nine of which were owned through unconsolidated joint ventures), 47 properties in 2005 (12 of which were owned through unconsolidated joint ventures), and 28 properties in 2004 (13 of which were owned through unconsolidated joint ventures). All amounts have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with that standard, long-lived assets that were sold or classified as held for sale as a result of disposal activities have been classified as discontinued operations for all periods presented.

(2)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a Real Estate Investment Trust (“REIT.”) It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO applicable to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.

(3)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the current economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants’ to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes us vulnerable to changes in the business and financial condition of, or demand for our space, by such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the current economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability by the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms or at all;

•	Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common shares;

•	The Company is subject to complex regulations related to its status as a real estate investment trust, or REIT, and would be adversely affected if it failed to qualify as a Real Estate Investment Trust (“REIT”);

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could default on the loans outside of the Company’s control. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock (“APB 18”)”;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that will develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws including tax laws and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;

•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.

Executive Summary

The Company is a self-administered and self-managed REIT, in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. As of December 31, 2008, the Company’s portfolio consisted of 702 shopping centers and six business centers (including 329 properties owned through unconsolidated joint ventures and 40 properties owned through consolidated joint ventures). These properties consist of shopping centers, lifestyle centers and enclosed malls. At December 31, 2008, the Company owned and/or managed approximately 149.5 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and one property owned by a third party. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At December 31, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 92.1%, as compared to 94.9% at December 31, 2007. The Company owned 702 shopping centers at December 31, 2008, as compared to 710 shopping centers at December 31, 2007. The average annualized base rent per occupied square foot was $12.33 at December 31, 2008, as compared to $12.24 at December 31, 2007. The decrease in the occupancy is a result of the deteriorating economic environment and increased tenant bankruptcies.

Current Strategy

The Company has taken important steps to address current and ongoing financial market dislocation, and will continue to do so. The Company seeks to lower leverage and improve liquidity. This will be achieved through asset sales, retained capital, the creation of joint ventures and fund structures, new equity and debt financings, including the proposed financing with Mr. Alexander Otto, and other means, with the aim of preserving capital and benefiting from the unique investment opportunities created by the challenging economic environment.

The Company’s portfolio and asset class have demonstrated limited volatility during prior economic downturns and continue to generate relatively consistent cash flows. The following unique set of core competencies is expected to continue to be utilized by the Company to maintain solid fundamentals:

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•	The recent creation of an internal anchor store redevelopment department solely dedicated to aggressively identify opportunities towards releasing vacant anchor space created by recent bankruptcies and store closings;

•	Tenant credit underwriting team to measure tenant health and manage potential rent relief requests in the best interest of the property;

•	Diverse banking relationships to allow access to secured, unsecured, public and private capital;

•	An experienced funds management team dedicated to generating consistent returns for institutional partners;

•	A focused dispositions team which was recently expanded and dedicated to finding buyers for non-core assets;

•	Right-sized development and redevelopment departments equipped with disciplined standards for development and

•	An ancillary income department to creatively generate revenue at a low cost of investment and create cash flow streams from empty or underutilized space.

Balance Sheet and Capital Activities

The Company took the following proactive steps in 2008 to reduce leverage and enhance financial flexibility:

•	Eliminated the common dividend for the fourth quarter of 2008 and reduced the 2009 common dividend to the minimum required to maintain REIT status;

•	Sold assets in 2008 that generated $136 million in net proceeds to the Company

•	Maintained a significant pool of unencumbered assets;

•	Raised net proceeds of $43 million through the sale of common stock via the Company’s continuous equity program;

•	Purchased a portion of the Company’s outstanding senior unsecured notes at a discount to par and

•	Raised new debt proceeds of $1.2 billion.

Despite current market conditions, asset sales are still occurring, new debt is still available and mortgages are being extended or re-financed at acceptable terms. In January, the Company repaid the remaining outstanding unsecured notes that had an original par value of $275 million and matured January 30, 2009. The Company believes it is well-equipped to address all near-term debt maturities.

Retail Environment

The retail market in the United States weakened in 2008 and continues to be challenged in early 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and, as a result, the Company has experienced a loss in occupancy. In addition, the bankruptcies of Linens ’N Things, Circuit City Goody’s, Steve & Barry’s and Mervyns led to store closings that created additional vacancy.

While the retail environment has been generally troubled, many tenants remain relatively healthy. Those that specialize in low-cost necessity goods and services are taking market share from high-end discretionary retailers that dominate the mall portfolios. The Company’s largest tenants, including Wal-Mart, Sam’s Club, Target, and Kohl’s, appeal to value-oriented consumers, remain well-capitalized, and have outperformed other retail categories on a relative basis.

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2008:

		% of Total
		Shopping Center	% of Company-Owned
Tenant		Base Rental Revenues	Shopping Center GLA

1.	Wal-Mart/Sam’s Club	4.3%	7.3%
2.	T.J. Maxx/Marshalls/A.J. Wright/Homegoods	2.1	2.4
3.	Mervyns(1)	1.9	1.7
4.	Lowe’s Home Improvement	1.9	3.2
5.	PetSmart	1.9	1.5
6.	Bed Bath & Beyond	1.6	1.4
7.	Circuit City(1)	1.6	1.1
8.	Kohl’s	1.4	2.0
9.	Michaels	1.4	1.3
10.	Rite Aid Corporation	1.4	0.7

(1)	Leases terminated effective for 2009.

The following table lists the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s unconsolidated joint venture properties as of December 31, 2008:

	Wholly-Owned Properties		Joint Venture Properties
	% of	% of	% of	% of
	Shopping Center	Company-Owned	Shopping Center	Company-Owned
	Base Rental	Shopping Center	Base Rental	Shopping Center
Tenant	Revenues	GLA	Revenues	GLA

Wal-Mart/Sam’s Club	5.1%	8.6%	1.9%	3.2%
Lowe’s Home Improvement	2.3	3.8	0.7	1.0
T.J. Maxx/Marshalls/A.J. Wright/Homegoods	2.0	2.4	2.7	3.2
PetSmart	1.8	1.4	2.5	2.3
Circuit City (1)	1.8	1.2	1.3	1.1
Rite Aid Corporation	1.7	0.9	0.1	0.1
Bed Bath & Beyond	1.7	1.4	1.7	1.7
GAP Stores	1.3	0.9	1.2	1.1
Ahold USA	1.3	1.1	1.5	1.6
Michaels	1.3	1.2	1.6	1.7
Dick’s Clothing and Sporting Goods	1.2	1.2	1.6	1.5
Kohl’s	1.2	1.8	2.1	3.5
Ross Dress For Less	0.9	0.9	1.7	1.8
Publix Supermarkets	0.4	0.6	2.6	3.5
Mervyns (1)	0.2	0.2	3.5	3.5

(1)	Lease terminated effective for 2009

Retail sales have been trending toward discount retailers for over a decade, and the Company expects that trend to continue.

Company Fundamentals

The Company has shown relatively consistent occupancy historically. The Occupancy declined in the fourth quarter of 2008 and the Company expects a continuation of that trend into 2009 until the economic environment improves. However, with year-end occupancy at 92.1%, the portfolio overall occupancy remains healthy.

Notwithstanding the recent decline in occupancy, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to trend positively, consistent with historical experience and practice for new leases and renewals have historically.

Long-term performance shows consistently strong rent growth and occupancy stability throughout multiple economic cycles.

The Company’s value-oriented shopping center format is ideal for keeping maintenance costs and capital expenditures low, while still maintaining an attractive, high quality retail environment. The Company believes its capital expenditures as a percentage of net operating income are among the lowest in its industry. Low capital expenditures contribute to a strong organic growth rate and a more accurate measure of same store net operating income growth, which was 1.7% for the year ended December 31, 2008.

Through February 13, 2009, the Company and its joint venture investments sold assets for gross proceeds aggregating $65.8 million in 2009 which was used to repay debt. In 2008, the Company sold 22 assets for gross proceeds aggregating $132.5 million. As part of its ongoing portfolio optimization and capital recycling strategies to improve overall portfolio performance and operating efficiency, the Company expects to continue to sell assets that are not consistent with its long-term investment objectives. Although the Company does not have any binding commitments and the market conditions require more structuring and opportunistic pricing, the Company’s intention is to continue its historical strategy of selling certain core assets with stable cash flows to joint ventures with institutional partners, which will provide both liquidity and a future stream of fee income. Proceeds from these sales will generally be used to purchase the Company’s debt at possible discounts to par and/or to reduce credit facility balances.

Year in Review — 2008

For the year ended December 31, 2008, the Company recorded a loss of approximately $57.8 million, or $0.83 per share (diluted), compared to net income of $276.0 million, or $1.85 per share (diluted), for the prior year. Funds From Operations (“FFO”) applicable to common shareholders for the year ended December 31, 2008, was $183.8 million compared to $465.0 million for the year ended December 31, 2007. The decreases in net income and FFO applicable to common shareholders for the year ended December 31, 2008, of approximately $325.2 million and $281.2 million, respectively, are primarily the result of non-cash impairment charges recorded relating to the Company’s consolidated real estate assets as well as its unconsolidated joint venture investments aggregating $169.2 million, net of amounts applicable to minority interests; a non-cash charge of $15.8 million related to the termination of an equity award plan; and costs incurred of $28.3 million related to abandoned projects, transaction costs and other expenses partially offset by a gain on the repurchase of the Company’s senior notes of $11.6 million. In addition, the Company recognized a reduced amount of transactional income in 2008, primarily related to gains on disposition of real estate that occurred in 2007, as the Company transferred 62 assets to unconsolidated joint venture interests and sold 67 assets to third parties in 2007.

Given the dramatic changes in the capital markets over the past year that have affected most companies, and real estate companies in particular, the Company has implemented changes to its business model that the company believes will result in the Company operating with an increased focus on improving liquidity and lowering leverage. This strategy should assist the Company in remaining stable through these difficult times and emerge as a stronger company. These initiatives were established in the third quarter of 2008 and represent a top priority for the executive management team. The Company is firmly committed to lowering leverage and improving liquidity.

The Company has addressed the current dividend policy, controlled development expenditures, developed a list of non-core assets for sale, and purchased near-term debt maturities at a discount. The unsecured notes due in January 2009 were repaid at maturity. Most importantly, there are not any unsecured debt maturities until May 2010. Because the next significant maturity is more than one year from February 2009, the date of this annual report, the Company intends to use this time to conserve capital and use proceeds from non-core asset sales and obtain new equity and debt proceeds.

The Company had several key achievements in 2008, including an important part of the Company’s strategy of selling non-core assets. In 2008, these transactions generated gross proceeds of almost $200 million for its wholly-owned and joint venture assets, of which the Company’s proportionate share aggregated $136.1 million and allowed the Company to improve its portfolio quality. The Company entered into a continuous equity program that provided for approximately $200 million equity issuance proceeds. In December 2008, the Company sold 8.6 million of its common shares for net proceeds of approximately $43.0 million at a weighted-average share price of approximately $5.00 per share. These proceeds were used to repay revolving credit facility borrowings and buy unsecured notes at a discount to par. Although these issuances represents a high cost of equity capital and is dilutive to certain metrics, this capital raise demonstrates the Company’s commitment to enhancing its balance sheet. Additionally, the Company and its unconsolidated joint venture partners raised approximately $1.2 billion of new mortgage capital in 2008 and the Company purchased approximately $66.9 million of its unsecured notes at a discount to par.

The Company continues to address its consolidated debt maturities and is working with lenders to extend or refinance maturities for the remainder of 2009.

The Company elected not to declare a dividend for the fourth quarter of 2008 as the Company had distributed enough income from the first three quarters to maintain its REIT status and part of the Company’s overal strategy of preserving capital. Consistent with this strategy, the Company intends to set the 2009 annual dividend at or near the minimum distribution required to maintain REIT status.

On February 23, 2009, the Company entered into a stock purchase agreement with Mr. Alexander Otto (the “Investor”) to issue and sell 30 million common shares and warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share (the “Warrants”) to the Investor and certain members of his family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of approximately $112.5 million. The transaction, if approved and consummated and will occur in two closings, each consisting of 15 million common shares and a warrant to purchase five million common shares, provided that the Investor also has the right to purchase all of the common shares and warrants at one closing. The first closing will occur upon the satisfaction or waiver of certain closing conditions, including the approval by the Company’s shareholders of the issuance of the Company’s securities, and the second closing will occur within six months of the shareholder approval.

The Company expects that 2009 will be a challenging year, but believes that management is prepared to meet these challenges. The Company is prudently evaluating all sources and uses of cash to improve liquidity and lower leverage, operating under conservative assumptions to ensure that the Company should be able to address all of its near-term needs, even in the event of a continued financial market dislocation.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales break point set forth in the applicable lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, are recognized in the period earned. Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Acquisition and financing fees are earned and recognized at the completion of the respective transaction in accordance with the underlying agreements. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

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

Notes Receivables

Notes receivables include certain loans issued relating to real estate investment. Loan receivables are recorded at stated principal amounts. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loan loss reserve is calculated by comparing the recorded investment to the value of the underlying collateral. The Company is required to make subjective assessments as to whether there are impairments in the value of collateral. These assessments have a direct impact on the Company’s net income because recording a reserve results in an immediate negative adjustment to net income. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is recognized on a cost-recovery basis.

As of December 31, 2008, the Company had seven loans with total commitments of up to $77.7 million, of which approximately $62.7 million had been funded.

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

The fair value of real estate investments utilized in the Company’s impairment calculations are estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques used by the Company. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded.

The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. The Company is required to make subjective estimates in connection with these valuations and allocations. These intangible assets are reviewed as part of the overall carrying basis of an asset for impairment.

Off-Balance Sheet Arrangements

The Company has a number of off-balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates entities in which it owns less than a 100% equity interest if it is deemed to have a controlling interest or is the primary beneficiary in a variable interest entity, as defined in Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”); or is the controlling general partner pursuant to Emerging Issue Task Force (“EITF”) No. 04-05.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Measurement of Fair Value

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), relating to its financial assets and financial liabilities on January 1, 2008. Due to the continued deterioration of the U.S. capital market, the lack of liquidity and the related impact on the real estate market and retail industry, the Company determined that several of its unconsolidated joint venture investments suffered an “other than temporary impairment” in December 2008. As a result, the Company was required to assess several investments for impairment in accordance with APB 18. The estimated fair value of each joint venture investment was determined pursuant to the provisions of SFAS 157 since investments in unconsolidated joint ventures are considered financial assets subject to the provisions of this standard. The valuation of these assets was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates. The Company reviews each investment based on the highest and best use of the investment and market participation assumptions. For joint ventures with investments in projects under development, the significant assumptions included the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. For joint ventures with investments in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of joint venture debt pursuant to SFAS 157.

These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the assumptions change.

Discontinued Operations

Pursuant to the definition of a component of an entity as described in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) assuming no significant continuing involvement, the sale of a property is considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Accordingly, the results of operations of operating properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. On occasion, the Company will receive unsolicited offers from third parties to buy an individual shopping center. The Company generally will classify properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” based on the proportion of net assets sold.

Included in discontinued operations as of and for the three years ended December 31, 2008, are 95 properties aggregating 8.4 million square feet of GLA. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2008, included herein.

Stock-Based Employee Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

The Company has made estimates in assessing the impact of FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company makes certain estimates in the determination on the use of valuation reserves recorded for deferred tax assets. These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision could alter the Company’s net income.

Comparison of 2008 to 2007 Results of Operations
Continuing Operations

Revenues from Operations (in thousands)

	2008	2007	$ Change	% Change

Base and percentage rental revenues	$638,078	$645,955	$(7,877)	(1.2)%
Recoveries from tenants	198,919	203,126	(4,207)	(2.1)
Ancillary and other property income	22,294	19,518	2,776	14.2
Management, development and other fee income	62,890	50,840	12,050	23.7
Other	9,291	13,697	(4,406)	(32.2)

Total revenues	$931,472	$933,136	$(1,664)	(0.2)%

In the aggregate, base and percentage rental revenues for the Company in 2008 as compared to 2007 decreased by approximately $7.9 million. However, base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2007, and since March 1, 2007, with regard to Inland Retail Real Estate Trust, Inc. (“IRRETI”) assets, but excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”), increased approximately $3.3 million, or 0.6%, for the year ended December 31, 2008, as compared to the same period in 2007. The decrease in overall base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$3.3
IRRETI merger and acquisition of real estate assets	17.8
Development/redevelopment of shopping center properties	3.8
Disposition of shopping center properties in 2007	(29.0)
Business center properties	0.4
Straight-line rents(1)	(4.2)

$(7.9)

(1)	Straight-line rental revenue decreased $4.2 million, or 36.3%, for the year ended December 31, 2008, as compared to the same period in 2007. This decrease was due in part to a decrease in straight-line rent recognized on the Mervyns portfolio in the fourth quarter of 2008.

At December 31, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 92.1%, as compared to 94.9% at December 31, 2007. The Company owned 702 shopping centers at December 31, 2008, as compared to 710 shopping centers at December 31, 2007. The average annualized base rent per occupied square foot was $12.33 at December 31, 2008, as compared to $12.24 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy of the Company’s wholly-owned shopping centers was 90.7%, as compared to 93.9% at December 31, 2007. The Company owned 333 wholly-owned shopping centers at December 31, 2008, as compared to 353 shopping centers at December 31, 2007. The average annualized base rent per leased square foot was $11.74 at December 31, 2008, as compared to $11.53 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy rate of the Company’s joint venture shopping centers was 93.4%, as compared to 95.9% at December 31, 2007. The Company’s joint ventures owned 369 shopping centers including 40 consolidated centers primarily owned through DDR MDT MV LLC (“MV LLC”) at December 31, 2008, as compared to 357 shopping centers including 40 consolidated centers at December 31, 2007. The average annualized base rent per leased square foot was $12.85 at December 31, 2008, as compared to $12.86 at December 31, 2007. The decrease in the occupancy is primarily a result of the deteriorating economic environment and increased tenant bankruptcies.

At December 31, 2008, the aggregate occupancy of the Company’s business centers was 72.4%, as compared to 70.0% at December 31, 2007. The business centers consist of six assets in four states at December 31, 2008. The business centers consisted of seven assets in five states at December 31, 2007.

Recoveries from tenants decreased $4.2 million, or 2.1%, for the year ended December 31, 2008, as compared to the same period in 2007. This decrease is primarily due to the transfer of assets to joint ventures in 2007. Recoveries decreased in the aggregate despite an increase in operating and maintenance expenses, due in part to the significant increase in bad debt expense discussed below. Recoveries were approximately 77.4% and 85.1% of operating expenses and real estate taxes including bad debt expense for the years ended December 31, 2008 and 2007, respectively.

The decrease in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

IRRETI merger and acquisition of real estate assets	$5.5
Development/redevelopment of shopping center properties in 2008 and 2007	2.6
Transfer of assets to unconsolidated joint ventures in 2007	(10.7)
Net increase in operating expenses at the remaining shopping center and business center properties	(1.6)

$(4.2)

Ancillary and other property income is a result of pursuing additional revenue opportunities in the Core Portfolio Properties. The increase in ancillary and other property income is offset by the conversion of operating arrangements at one of the Company’s shopping centers into a long-term lease agreement. This conversion resulted in a decrease in ancillary and other property income of $4.5 million and a corresponding increase in base rent. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

The increase in management, development and other fee income for the year ended December 31, 2008, is primarily due to the following (in millions):

Increase
(Decrease)

Newly formed unconsolidated joint venture interests	$7.0
Development fee income	(1.3)
Other income	2.7
Sale of several of the Company’s unconsolidated joint venture properties	(0.4)
Leasing commissions	3.6
Decrease in management fee income at various unconsolidated joint ventures	0.5

$12.1

Development fee income was primarily earned through the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund discussed below. In light of current market conditions, development fees may decline if development or redevelopment projects are delayed.

Other revenue is composed of the following (in millions):

	Year Ended
	December 31,
	2008	2007

Lease terminations and bankruptcy settlements	$6.3	$5.0
Acquisition and financing fees (1)	2.0	7.9
Other	1.0	0.8

	$9.3	$13.7

(1)	Includes acquisition fees of $6.3 million earned from the formation of the DDRTC Core Retail Fund LLC in February 2007, excluding the Company’s retained ownership interest. The Company’s fee was earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and are based upon amount of the financing transaction by the joint venture.

Expenses from Operations (in thousands)

	2008	2007	$ Change	% Change

Operating and maintenance	$146,346	$131,409	$14,937	11.4%
Real estate taxes	110,773	107,428	3,345	3.1
Impairment charge	79,864	—	79,864	100.0
General and administrative	97,719	81,244	16,475	20.3
Depreciation and amortization	242,032	214,445	27,587	12.9

	$676,734	$534,526	$142,208	26.6%

Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 2.0% and 0.9% of total revenues for the years ended December 31, 2008 and 2007, respectively. In 2008, bad debt expense included the write off of $6.6 million of straight-line rents of which $5.5 million primarily relates to leases entered into with Mervyns, of which 50% is allocable to minority interest and $1.1 million relates to major tenant banckruptcies (see Economic Conditions).

The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$5.9	$2.2	$10.8
IRRETI merger	2.9	3.5	10.5
Acquisition and development/redevelopment of shopping center properties	2.3	2.4	6.1
Transfer of assets to unconsolidated joint ventures in 2007	(6.6)	(4.8)	(1.3)
Business center properties	0.1	—	0.2
Provision for bad debt expense	10.3	—	—
Personal property	—	—	1.3

	$14.9	$3.3	$27.6

In December 2008, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, that accelerated during the fourth quarter of 2008, the Company recorded impairment charges on several consolidated real estate investments, including both operating shopping centers and land under development, to the extent that the book basis of the asset was in excess of the estimated fair market value. A portion of these charges are allocable to minority interest thereby providing a partial offset. As a result, the Company recorded impairment charges of $79.9 million on several consolidated real estate investments determined pursuant to the provisions of SFAS 144.

General and administrative expenses included increased expenses primarily attributable to the merger with IRRETI and additional stock-based compensation expense. Total general and administrative expenses were approximately 5.2% and 4.5% of total revenues, including total revenues of unconsolidated joint ventures, for the years ended December 31, 2008 and 2007, respectively. In December 2008, an equity award plan was terminated because it was determined that the program no longer provided any motivational or retention value, and therefore would not help achieve the goals for which it was created. In connection with the award termination, as the Compensation Committee of the Board of Directors and the participants agreed to cancel the awards for no consideration and the termination was not accompanied by a concurrent grant of (or offer to grant) replacement awards or other valuable consideration, the Company recorded a non-cash charge of approximately $15.8 million of previously unrecognized compensation cost associated with these awards.

If the transaction discussed in 2009 Activity — Current Strategies is approved by the Company’s shareholders and there is a beneficial owner of 20% or more of the Company’s outstanding common shares as a result thereof, a

“change in control” will be deemed to have occurred under substantially all of the Company’s equity award plans. It is expected that, in accordance with the equity award plans, all unvested stock options would become fully exercisable and all restrictions on unvested restricted shares would lapse. As such, the Company could record an accelerated non-cash charge in accordance with SFAS 123(R) of approximately $15 million related to these equity awards, of which approximately $10 million would have been expensed in periods following 2009.

The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. The Company will cease the capitalization of these items as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized costs may be reduced. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $14.6 million and $12.8 million in 2008 and 2007, respectively. In connection with the anticipated reduced level of development spending, the Company has taken steps to reduce overhead cost in this area.

Other Income and Expenses (in thousands)

	2008	2007	$ Change	% Change

Interest income	$5,473	$8,772	$(3,299)	(37.6)%
Interest expense	(244,212)	(258,149)	13,937	(5.4)
Gain on repurchase of senior notes	11,552	—	11,552	100.0
Abandoned projects and transactions costs	(12,433)	—	(12,433)	100.0
Other expense, net	(15,819)	(3,019)	(12,800)	424.0

	$(255,439)	$(252,396)	$(3,043)	1.2%

Interest income for the year ended December 31, 2008, decreased primarily due to excess cash held by the Company immediately following the closing of the IRRETI merger in February 2007.

Interest expense decreased primarily due to the sale of approximately $1.4 billion of assets in the second and third quarters of 2007. In addition, interest expense was lower due to a decrease in short-term interest rates in 2008 yet offset by additional interest expense as development assets became operational. The weighted-average debt outstanding and related weighted-average interest rates are as follows:

	Year Ended,
	December 31,
	2008	2007

Weighted-average debt outstanding (billions)	$5.8	$5.4
Weighted-average interest rate	4.7%	5.4%

	At December 31,
	2008	2007

Weighted-average interest rate	4.2%	5.2%

The reduction in weighted-average interest rates in 2008 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $39.2 million for the year ended December 31, 2008, compared to $26.9 million for the same period in 2007. The Company will cease the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized interest may be reduced in future periods.

Gain on the repurchase of senior notes relates to the Company’s purchase of approximately $70.3 million face amount of its outstanding senior notes at a discount to par during 2008, resulting in a gain of approximately $11.6 million. During January 2009, the Company purchased an additional $10 million of senior notes at a discount to par.

Abandoned projects and transactions costs primarily relate to the write-off costs associated with abandoned development projects as well as costs incurred for transactions that are no longer expected to close.

Other expense primarily relates to a $5.4 million loan loss reserve associated with a note receivable as well as litigation costs related to a potential liability associated with a legal verdict.

Other (in thousands)

	2008	2007	$ Change	% Change

Equity in net income of joint ventures	$17,719	$43,229	$(25,510)	(59.0)%
Impairment of join venture investments	(106,957)	—	(106,957)	100.0
Minority interests	11,188	(18,218)	29,406	(161.4)
Income tax benefit of taxable REIT subsidiaries and franchise taxes	17,434	14,669	2,765	18.8

A summary of the decrease in equity in net income of joint ventures for the year ended December 31, 2008, is composed of the following (in millions):

(Decrease)

Decrease in gains from sale transactions and related income as compared to 2007	$(9.4)
Acquisition of assets by unconsolidated joint ventures	(16.1)

$(25.5)

The decrease in equity in net income of joint ventures is primarily due to promoted income of $14.3 million earned in 2007, related to the sale of certain joint venture assets. Additional losses aggregating $2.9 million that were recorded in 2008 related to impairment charges recorded by the Company’s joint ventures. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $96.9 million, of which the Company’s proportionate share was $20.8 million. However, $18.0 million of such amount was deferred due to the Company’s continuing involvement in certain assets.

Included in equity in net income of joint ventures is the effect of certain derivative instruments that are marked to market through earnings from the Company’s equity investment in Macquarie DDR Trust aggregating approximately $29.4 million of loss for the year ended December 31, 2008.

In addition to the sale of the DDR Markaz LLC joint venture assets in June 2007, the Company’s unconsolidated joint ventures sold one 25.5% effectively owned shopping center and six sites formerly occupied by Service Merchandise.

Impairment of joint venture investments is a result of the Company’s determination that several of its unconsolidated joint venture investments suffered an “other than temporary impairment” in the fourth quarter of 2008. Therefore, the Company recorded approximately $107.0 million of impairment charges associated with certain of its joint venture investments in accordance with APB 18. The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than temporary decline must be recognized. A summary of the impairment charge by investment is as follows (in millions):

DDRTC Core Retail Fund LLC	$47.3
Macquarie DDR Trust	31.7
DDR-SAU Retail Fund LLC	9.0
Coventry II DDR Bloomfield LLC	10.8
Coventry II DDR Merriam Village LLC	3.3
RO & SW Realty LLC/Central Park Solon LLC	3.2
DPG Realty Holdings LLC	1.7

$107.0

Minority interest expense decreased for the year ended December 31, 2008, primarily due to the following (in millions):

Decrease

Preferred operating partnership units (1)	$9.7
MV LLC (owned approximately 50% by the Company) (2)	17.5
Conversion of 0.5 million operating partnership units (“OP Units”) to common shares	0.9
Net increase in net income from consolidated joint venture investments	1.3

$29.4

(1)	Preferred operating partnership units (“Preferred OP Units”) were issued in February 2007 as part of the financing of the IRRETI merger. These units were redeemed in June 2007.

(2)	Primarily as result of the write-off of straight-line rent and impairment charges on the assets of this joint venture. See discussion above.

During 2008, the Company recognized a $17.4 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable. As of December 31, 2008, the Company has no valuation allowances recorded against its deferred tax assets.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its taxable REIT subsidiary (“TRS”) to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate related income within its TRS. Therefore, based on the Company’s evaluation of the current facts and circumstances, the Company determined during the third quarter of 2008 that the valuation allowance should be released as it was more-likely-than-not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income that is projected to be recognized within the Company’s TRS.

In 2007, the Company recognized an aggregate income tax benefit of approximately $14.6 million. In the first quarter, the Company recognized $15.4 million of the benefit as a result of the reversal of a previously established valuation allowance against deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s TRS in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors included the merger of various TRS’ and the anticipated profit levels of the Company’s TRS’, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. Based upon these factors, management determined that it was more-likely-than-not that the deferred tax assets would be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets was no longer required.

Discontinued Operations (in thousands)

	2008	2007	$ Change	% Change

Income from discontinued operations	$1,409	$9,043	$(7,634)	(84.4)%
(Loss) gain on disposition of real estate, net of tax	(4,830)	12,259	(17,089)	(139.4)

	$(3,421)	$21,302	$(24,723)	(116.1)%

Included in discontinued operations for the years ended December 31, 2008 and 2007, are the results of 22 properties sold in 2008 (including one business center and one property held for sale at December 31,

2007) aggregating 1.3 million square feet, and 67 properties sold in 2007 (including one property classified as held for sale at December 31, 2006, and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet.

In September 2008, the Company sold its approximate 56% interest in one of its business centers to its partner for $20.7 million and recorded an aggregate loss of $5.8 million. The Company’s partner exercised its buy-sell rights provided under the joint venture agreement in July 2008 and the Company elected to sell its interest pursuant to the terms of the buy-sell right in mid-August 2008.

Gain on Disposition of Real Estate (in thousands)

	2008	2007	$ Change	% Change

Gain on disposition of real estate	$6,962	$68,851	$(61,889)	(89.9)%

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2008 and 2007, as follows (in millions):

	Year Ended
	December 31,
	2008	2007

Transfer of assets to Domestic Retail Fund (1)(2)	$—	$1.8
Transfer of assets to TRT DDR Venture I (1)(3)	—	50.3
Land sales (4)	6.2	14.0
Previously deferred gains and other gains and losses on dispositions (5)	0.8	2.8

	$7.0	$68.9

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(5)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

Net (Loss) Income (in thousands)

	2008	2007	$ Change	% Change

Net (loss) income	$(57,776)	$276,047	$(333,823)	(120.9)%

The decrease in net income for the year ended December 31, 2008, is primarily the result of non-cash impairment charges recorded relating to the Company’s consolidated real estate assets as well as its unconsolidated joint venture investments aggregating $169.2 million, net of amounts applicable to minority interests, a non-cash charge of $15.8 million related to the termination of an equity award plan and costs incurred of $28.3 million related to abandoned projects, transaction costs and other expenses partially offset by a gain on the repurchase of the Company’s senior notes of $11.6 million and lower transactional income earned during the same period in 2007 relating to the transfer of 62 assets to unconsolidated joint venture interests and the sale of 67 assets to third parties in 2007. A summary of the changes in net income in 2008 compared to 2007 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes) (1)	$(19.9)
Increase in impairment charges	(79.9)
Increase in general and administrative expenses (2)	(16.5)
Increase in depreciation expense	(27.6)
Decrease in interest income (3)	(3.3)
Decrease in interest expense	13.9
Increase in gain on repurchase of senior notes	11.6
Increase in abandoned projects and transaction costs	(12.4)
Change in other expense	(12.8)
Decrease in equity in net income of joint ventures (4)	(25.5)
Increase in impairment of joint ventures investments	(107.0)
Decrease in minority interest expense	29.4
Change in income tax benefit (expense)	2.8
Decrease in income from discontinued operations	(7.6)
Decrease in gain on disposition of real estate of discontinued operations properties	(17.1)
Decrease in gain on disposition of real estate	(61.9)

Decrease in net income	$(333.8)

(1)	Decrease primarily related to assets sold to joint ventures in 2007 and increased level of bad debt expense.

(2)	Includes non-cash change of $15.8 million relating to the termination of an equity award plan.

(3)	Increase primarily related to the IRRETI merger.

(4)	Decrease primarily due to a reduction of promoted income associated with 2007 joint venture asset sales and impairment charges at two unconsolidated joint ventures in 2008.

Comparison of 2007 to 2006 Results of Operations
Continuing Operations

Revenues from Operations (in thousands)

	2007	2006	$ Change	% Change

Base and percentage rental revenues	$645,955	$539,831	$106,124	19.7%
Recoveries from tenants	203,126	168,935	34,191	20.2
Ancillary and other property income	19,518	19,434	84	0.4
Management, development and other fee income	50,840	30,294	20,546	67.8
Other	13,697	14,857	(1,160)	(7.8)

Total revenues	$933,136	$773,351	$159,785	20.7%

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

Increase (Decrease)

Core Portfolio Properties	$7.0
IRRETI merger	106.8
Development/redevelopment of shopping center properties	7.3
Disposition of shopping center properties in 2007 and 2006	(11.6)
Business center properties	0.5
Straight-line rents	(3.9)

$106.1

At December 31, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 94.9%, as compared to 95.2% at December 31, 2006. The Company owned 710 shopping centers at December 31, 2007, as compared to 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $12.24 at December 31, 2007, as compared to $11.56 at December 31, 2006. The increase was primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired from IRRETI.

At December 31, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.9%, as compared to 94.1% at December 31, 2006. The Company owned 353 wholly-owned shopping centers at December 31, 2007, as compared to 261 shopping centers at December 31, 2006. The average annualized base rent per leased square foot was $11.53 at December 31, 2007, as compared to $10.80 at December 31, 2006. The increase was primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired from IRRETI.

At December 31, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 95.9%, as compared to 96.9% at December 31, 2006. The Company’s joint ventures owned 357 shopping centers including 40 consolidated centers primarily owned through the MV LLC joint venture at December 31, 2007, as compared to 167 shopping centers and 39 consolidated centers at December 31, 2006. The average annualized base rent per leased square foot was $12.86 at December 31, 2007, as compared to $12.69 at December 31, 2006. The increase was a result of the mix of shopping center assets in the joint ventures at December 31, 2007, as compared to December 31, 2006, primarily related to the 2007 formation of three joint ventures, TRT DDR Venture I, DDR Domestic Retail Fund I (“Domestic Retail Fund”) and DDRTC Core Retail Fund LLC.

At December 31, 2007, the aggregate occupancy of the Company’s business centers was 70.0%, as compared to 42.1% at December 31, 2006. The increase in occupancy was primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consisted of seven assets in five states at both December 31, 2007 and 2006.

Recoveries from tenants increased $34.2 million, or 20.2%, for the year ended December 31, 2007, as compared to the same period in 2006. This increase was primarily due to an increase in operating expenses and real estate taxes that aggregated $43.3 million, primarily due to the IRRETI merger in February 2007. Recoveries were approximately 85.1% and 86.4% of operating expenses and real estate taxes for the years ended December 31, 2007 and 2006, respectively.

The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

IRRETI merger	$27.0
Acquisition and development/redevelopment of shopping center properties in 2007 and 2006	5.3
Transfer of assets to unconsolidated joint ventures in 2007 and 2006	(3.3)
Net increase in operating expenses at the remaining shopping center and business center properties	5.2

$34.2

Ancillary and other property income increased due to additional opportunities in the Core Portfolio Properties.

The increase in management, development and other fee income for the year ended December 31, 2007, was primarily due to the following (in millions):

Increase
(Decrease)

Newly formed unconsolidated joint venture interests	$11.4
Development fee income	3.0
Asset management fee income	3.3
Other income	2.3
Sale of several of the Company’s unconsolidated joint venture properties	(0.2)
Leasing commissions	0.7

$20.5

Other revenue was composed of the following (in millions):

	Year Ended
	December 31,
	2007	2006

Lease terminations and bankruptcy settlements (1)	$5.0	$14.0
Acquisition and financing fees (2)	7.9	0.4
Other	0.8	0.5

	$13.7	$14.9

(1)	For the year ended December 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s consolidated portfolio.

(2)	Included acquisition fees of $6.3 million earned from the formation of the DDRTC Core Retail Fund LLC joint venture in February 2007, excluding the Company’s retained ownership interest. The Company’s fee was earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and are based upon the amount of the financing transaction by the joint venture.

Expenses from Operations (in thousands)

	2007	2006	$ Change	% Change

Operating and maintenance	$131,409	$106,015	$25,394	24.0%
Real estate taxes	107,428	89,505	17,923	20.0
General and administrative	81,244	60,679	20,565	33.9
Depreciation and amortization	214,445	180,377	34,068	18.9

	$534,526	$436,576	$97,950	22.4%

Operating and maintenance expenses included the Company’s provision for bad debt expense, which approximated 0.9% and 0.8% of total revenues for the years ended December 31, 2007 and 2006, respectively (see Economic Conditions).

The increase in rental operation expenses, excluding general and administrative, was due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$4.0	$1.2	$3.5
IRRETI merger	15.2	17.7	32.7
Acquisition and development/redevelopment of shopping center properties	5.4	1.2	0.9
Transfer of assets to unconsolidated joint ventures in 2007 and 2006	(1.7)	(2.2)	(3.5)
Business center properties	0.1	—	0.1
Provision for bad debt expense	2.4	—	—
Personal property	—	—	0.4

	$25.4	$17.9	$34.1

The increase in general and administrative expenses was primarily attributable to the merger with IRRETI and additional compensation expense as a result of the former president’s resignation as an executive officer of the Company effective May 2007. The Company recorded a charge of $4.1 million during the year ended December 31, 2007, related to this resignation, which includes, among other items, stock-based compensation charges recorded under the provisions of SFAS 123(R). In addition, the Company incurred integration costs in connection with the IRRETI acquisition that aggregated approximately $2.8 million for the year ended December 31, 2007. Total general and administrative expenses were approximately 4.5% and 4.8% of total revenues, including total revenues of unconsolidated joint ventures, for the years ended December 31, 2007 and 2006, respectively.

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

The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. As a result, the Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $11.9 million and $8.3 million for the years ended December 31, 2007 and 2006, respectively. In December 2007, the Board of Directors approved the 2007 Supplemental Equity Award Program for certain officers of the Company. The Company recognized $0.4 million of expense related to this plan in 2007. For the year ended December 31, 2007, the Company capitalized $0.3 million of stock-based compensation. There were no significant capitalized stock-based compensation costs in 2006.

Other Income and Expenses (in thousands)

	2007	2006	$ Change	% Change

Interest income	$8,772	$9,050	$(278)	(3.1)%
Interest expense	(258,149)	(208,536)	(49,613)	23.8
Other expense, net	(3,019)	(446)	(2,573)	576.9

	$(252,396)	$(199,932)	$(52,464)	26.2%

Interest income for the year ended December 31, 2007, included excess cash held by the Company as a result of the IRRETI merger. Interest income for the year ended December 31, 2006, included advances to one of the Company’s joint ventures, which were repaid in August 2006.

Interest expense increased primarily due to the IRRETI merger and associated borrowing combined with development assets becoming operational. The weighted-average debt outstanding and related weighted-average interest rates were as follows:

	Year Ended
	December 31,
	2007	2006

Weighted-average debt outstanding (billions)	$5.4	$4.1
Weighted-average interest rate	5.4%	5.8%

	At December 31,
	2007	2006

Weighted-average interest rate	5.2%	5.8%

The reduction in the weighted-average interest rate in 2007 was primarily related to the Company’s issuance of $850 million of senior convertible notes in August 2006 and March 2007 with a weighted-average coupon rate of 3.2% and the decline in short-term interest rates. Interest costs capitalized, in conjunction with development and expansion projects and unconsolidated development joint venture interests, were $26.9 million for the year ended December 31, 2007, compared to $20.0 million for the same period in 2006.

Other expense primarily relates to abandoned acquisition and development project costs, litigation costs, formation costs associated with the Company’s joint venture with ECE and other non-recurring income and expenses. In 2006, the Company received proceeds of approximately $1.3 million from a litigation settlement.

Other (in thousands)

	2007	2006	$ Change	% Change

Equity in net income of joint ventures	$43,229	$30,337	$12,892	42.5%
Minority interests	(18,218)	(8,893)	(9,325)	104.9
Income tax benefit of taxable REIT subsidiaries and franchise taxes	14,669	2,497	12,172	487.5

A summary of the increase in equity in net income of joint ventures for the year ended December 31, 2007, was composed of the following (in millions):

Increase
(Decrease)

Increase in gains from sale transactions as compared to 2006	$6.3
Purchase of joint venture interests by DDR	(0.7)
Acquisition of assets by unconsolidated joint ventures	6.5
Primarily re-tenanting and refinancing at two joint ventures	0.5
Various other increases	0.3

$12.9

The increase in equity in net income of joint ventures was primarily due to an increase in promoted income and gains from the disposition of unconsolidated joint venture assets in 2007. During the year ended December 31, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from the DDR Markaz LLC joint venture to Domestic Retail Fund. During the year ended December 31, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, Illinois. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $96.9 million, of which the Company’s proportionate share was $20.8 million. However, $18.0 million of such amount was deferred due to the Company’s continuing involvement in certain assets. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $20.3 million, of which the Company’s proportionate share was $3.1 million.

In addition to the sale of the DDR Markaz LLC joint venture assets in June 2007, the Company’s unconsolidated joint ventures sold the following assets in 2007 and 2006:

2007 Dispositions	2006 Dispositions

One 25.5% effectively owned shopping center	One 50% effectively owned shopping center
Six sites formerly occupied by Service Merchandise	Four 25.5% effectively owned shopping centers
One 20.75% effectively owned shopping center
Two sites formerly occupied by Service Merchandise
One 10% effectively owned shopping center

Minority interest expense increased for the year ended December 31, 2007, primarily due to the following (in millions):

(Increase)
Decrease

Preferred OP Units (1)	$(9.7)
MV LLC	(0.1)
2007 acquisition of remaining interest in Coventry I	0.3
Decrease due to newly formed joint venture under development	0.2

$(9.3)

(1)	Preferred OP Units were issued in February 2007 as part of the financing of the IRRETI merger. These units were redeemed in June 2007.

In 2007, the Company recognized an aggregate income tax benefit of approximately $14.6 million. In the first quarter, the Company recognized $15.4 million of the benefit as a result of the reversal of a previously established valuation allowance against deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors included the merger of various TRS’ and the anticipated profit levels of the Company’s TRS’, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it was more likely than not that the deferred tax assets would be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets was no longer required.

Discontinued Operations (in thousands)

	2007	2006	$ Change	% Change

Income from discontinued operations	$9,043	$9,406	$(363)	(3.9)%
Gain on disposition of real estate, net of tax	12,259	11,051	1,208	10.9

	$21,302	$20,457	$845	4.1%

Included in discontinued operations for the years ended December 31, 2007 and 2006, are the results of 22 properties sold in 2008 (including one property held for sale at December 31, 2007), aggregating 1.3 million square feet, 67 properties sold in 2007 (including one property classified as held for sale at December 31, 2006, and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet and six properties sold in 2006, aggregating 0.8 million square feet.

Gain on Disposition of Real Estate (in thousands)

	2007	2006	$ Change	% Change

Gain on disposition of real estate	$68,851	$72,023	$(3,172)	(4.4)%

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2007 and 2006, as follows (in millions):

	Year Ended
	December 31,
	2007	2006

Transfer of assets to Domestic Retail Fund (1)(2)	$1.8	$—
Transfer of assets to TRT DDR Venture I (1)(3)	50.3	—
Transfer of assets to DPG Realty Holdings LLC (1)(4)	—	0.6
Transfer of assets to DDR Macquarie Fund (1)(5)	—	9.2
Transfer of assets to DDR MDT PS LLC (1)(6)	—	38.9
Transfer of assets to Service Holdings LLC (1)(7)	—	6.1
Land sales (8)	14.0	14.8
Previously deferred gains and other gains and losses on sales (9)	2.8	2.4

	$68.9	$72.0

(1)	This disposition was not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(5)	The Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006. The Company did not record a gain on the contribution of three assets in 2007, as these assets were recently acquired through the merger with IRRETI.

(6)	The Company transferred six recently developed assets.

(7)	The Company transferred 51 retail sites previously occupied by Service Merchandise.

(8)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(9)	These gains and losses were primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which were no longer required.

Net Income (in thousands)

	2007	2006	$ Change	% Change

Net Income	$276,047	$253,264	$22,783	9.0%

Net income increased primarily due to (i) the merger with IRRETI, (ii) the release of certain tax valuation reserves and (iii) income earned from recently formed unconsolidated joint ventures and promoted income related to the sale of assets from unconsolidated joint ventures. These increases were partially offset by (i) IRRETI merger integration related costs and (ii) a charge relating to the former president’s resignation as an executive officer. A summary of the changes in net income in 2007 compared to 2006 was as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$116.6
Increase in general and administrative expenses	(20.6)
Increase in depreciation expense	(34.1)
Decrease in interest income	(0.3)
Increase in interest expense	(49.6)
Change in other expense	(2.6)
Increase in equity in net income of joint ventures	12.9
Increase in minority interest expense	(9.3)
Change in income tax benefit (expense)	12.2
Decrease in income from discontinued operations	(0.4)
Increase in gain on disposition of real estate of discontinued operations properties	1.2
Decrease in gain on disposition of real estate	(3.2)

Increase in net income	$22.8

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

This measure of performance is used by the Company for several business purposes and by other REITs. The Company uses FFO in part (i) to determine incentives for executive compensation based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

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

In 2008, FFO applicable to common shareholders was $183.8 million, as compared to $465.0 million in 2007 and $377.8 million in 2006. The decrease in FFO for the year ended December 31, 2008, is primarily the result of non-cash impairment charges recorded relating to the Company’s consolidated real estate assets as well as its unconsolidated joint venture investments aggregating approximately $169.2 million, net of amounts applicable to minority interests, a non-cash charge of $15.8 million related to the termination of an equity award plan and costs incurred of $28.3 million related to abandoned projects, transaction costs and other expenses partially offset by gains on the repurchase of the Company’s senior notes at a discount of approximately $11.6 million. In addition, the Company recognized a reduced amount of transactional income, primarily related to gains on disposition of real estate that occurred in 2007, as the Company transferred 62 assets to unconsolidated joint venture interests and sold 67 assets to third parties in 2007. The Company’s calculation of FFO is as follows (in thousands):

	For the Years Ended
	2008	2007	2006

Net (loss) income applicable to common shareholders (1)	$(100,045)	$225,113	$198,095
Depreciation and amortization of real estate investments	236,344	214,396	185,449
Equity in net (loss) income of joint ventures	(17,719)	(43,229)	(30,337)
Joint ventures’ FFO (2)	68,355	84,423	44,473
Minority equity interests (OP Units)	1,145	2,275	2,116
Gain on disposition of depreciable real estate (3)	(4,244)	(17,956)	(21,987)

FFO applicable to common shareholders	183,836	465,022	377,809
Preferred share dividends	42,269	50,934	55,169

Total FFO	$226,105	$515,956	$432,978

(1)	Includes straight-line rental revenues of approximately $8.0 million, $12.1 million and $16.0 million in 2008, 2007 and 2006, respectively (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended
	2008	2007	2006

Net income (a)	$24,951	$169,195	$92,624
Depreciation and amortization of real estate investments	241,651	193,437	83,017
Loss (gain) on disposition of real estate, net (b)	(7,350)	(91,111)	(22,013)

	$259,252	$271,521	$153,628

DDR Ownership interests (c)	$68,355	$84,423	$44,473

(a)	Includes straight-line rental revenues of $6.3 million, $9.3 million and $5.1 million in 2008, 2007 and 2006, respectively. The Company’s proportionate share of straight-line rental revenues was $0.8 million, $1.4 million and $0.9 million in 2008, 2007 and 2006, respectively. These amounts include discontinued operations.

(b)	The gain or loss on disposition of recently developed shopping centers, generally owned by the TRS’, is included in FFO, as the Company considers these properties part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties. For the year ended December 31, 2007, an aggregate gain of $5.8 million was recorded, of which $1.8 million was the Company’s proportionate share. For the year ended December 31, 2006, a loss of $1.3 million was recorded, of which $0.3 million was the Company’s proportionate share.

(c)	The Company’s share of joint venture net income has been increased by $0.4 million, reduced by $1.2 million and increased by $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are related to basis differences in depreciation and adjustments to gain on sales. During the year ended December 31, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from DDR Markaz LLC to Domestic Retail Fund, which is included in the Company’s proportionate share of net income and FFO. During the year ended December 31, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, Illinois.

At December 31, 2008, 2007 and 2006, the Company owned unconsolidated joint venture interests relating to 329, 317 and 167 operating shopping center properties, respectively.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the years ended December 31, 2008, 2007 and 2006, net gains resulting from residual land sales aggregated $6.2 million, $14.0 million and $14.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, merchant building gains, net of tax, aggregated $0.4 million, $49.1 million and $46.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on capital to buy, develop and improve its shopping center properties. Events in 2008 and early 2009, including recent failures and near failures of a number of large financial services companies, have made the capital markets increasingly volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. In the event our lenders declare a default, as defined in the applicable loan documentation, this could result in our inability to obtain further funding and/or an acceleration of any outstanding borrowings.

As of December 31, 2008, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond; however, the current dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or the Company is unable to successfully execute plans as further described below, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.

At December 31, 2008, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(1.027)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.007)

Amount Available	$0.283

As of December 31, 2008, the Company had cash of $29.5 million. As of December 31, 2008, the Company also had 290 unencumbered consolidated operating properties generating $465.1 million, or 50.0% of the total revenue of the Company for the year ended December 31, 2008, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.

In 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Lehman Commercial Paper Inc. (“Lehman CPI”), a subsidiary of Lehman Holdings, also filed for protection under Chapter 11 of the United States Bankruptcy Code. Lehman CPI had a $20.0 million credit commitment under the Company’s Unsecured Credit Facilities and, at the time of the filing of this annual report, approximately $7.6 million of Lehman CPI’s commitment was undrawn. The Company was notified that Lehman CPI’s commitment would not be assumed. As a result, the Company’s availability under the Unsecured Credit Facility was effectively reduced by approximately $7.6 million. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements.

The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants remain in relatively strong financial standing, especially the anchor tenants, the current recession has resulted in tenant bankruptcies affecting the Company’s real estate portfolio including Mervyns, Linens ’n Things, Steve & Barry’s, Goody’s and Circuit City. In addition, certain other tenants may be experiencing financial difficulties. Due to the timing of these bankruptcies in the second half of 2008, they did not have a significant impact on the cash flows during 2008 as compared to the Company’s internal projections. However, given the expected decrease in occupancy and the projected timing associated with re-leasing these vacated spaces, the 2009 forecasts have been revised to reflect these events and the potential for further deterioration and the incorporation of expectations associated with the timing it will take to release the vacant space. This situation has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s line of credit facilities as further described above. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Wal-Mart at 4.5%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus toward value and convenience, which should enable many tenants to continue operating within this challenging economic environment. Furthermore, LIBOR rates, the rates upon which the Company’s variable-rate debt is based, are at historic lows and are expected to have a positive impact on the cash flows.

The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2009 and beyond. As discussed below, the Company plans to raise additional equity and debt through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will strategically utilize proceeds from the above sources to repay outstanding borrowings on its credit facilities and strategically repurchase our publicly traded debt at a discount to par to further improve leverage ratios.

•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company expects to fund a portion of its 2009 dividend payout through common shares and has the flexibility to distribute up to 90% of dividends in shares. This new policy is consistent with the Company’s top priorities to improve liquidity and lower leverage. This change in dividend payment is expected to save in excess of $300 million of retained capital in 2009.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. In December 2008, the Company issued $41.9 million of equity capital through its continuous equity program. The Company intends to continue to issue additional shares under this program in 2009. On February 23, 2009, the Company entered into purchase agreements with an investor for the sale of 30 million of the Company’s common shares and warrants for 10 million of the Company’s common shares for additional potential cash in the future. The sale of the common shares and warrants is subject to shareholder approval and the satisfaction or waiver of customary and other conditions. There can be no assurances the Company will be able to obtain such approval or satisfy such conditions. The Company intends to use the estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage.

•	Debt Financing and Refinancing — The Company had approximately $372.8 million of consolidated debt maturities during 2009, excluding obligations where there is an extension option. The largest debt maturity in 2009 related to the repayment of senior unsecured notes in the amount of $227.0 million in January 2009. Funding of this repayment was primarily through retained capital and Revolving Credit Facilities. The remaining $145.8 million in maturities is related to various loans secured by certain shopping centers. The Company plans to refinance approximately $80 million of this remaining indebtedness related to two assets. Furthermore, the Company has received lender approval to extend three mortgage loans aggregating $29.6 million. All three loans are scheduled to mature in the first quarter of 2009. The Company is planning to either repay the remaining maturities with its Revolving Credit Facility or financings discussed below or seek extensions with the existing lender.

The Company is also in active discussions with various life insurance companies regarding the financing of assets that are currently unencumbered. The total loan proceeds are expected to range from $100 million to $200 million depending on the number of assets financed. The loan-to-value ratio required by these lenders is expected to fall within the 50% to 60% range.

•	Asset Sales — During the months of January and February 2009, the Company and its consolidated joint ventures sold seven assets generating in excess of $65.8 million in gross proceeds. During 2008, the Company and its joint ventures sold 23 assets generating aggregate gross proceeds of almost $200 million, of which the Company’s proportionate share aggregated $136.1 million. The Company is also in various stages of discussions with third parties for the sale of additional assets with aggregate values in excess of $500 million, including four assets that are under contract or subject to letters of intent, aggregating $30 million, of which the Company’s share is approximately $14 million.

•	Debt Repurchases — Given the current economic environment, the Company’s publicly traded debt securities are trading at significant discounts to par. During the fourth quarter of 2008 and in January 2009, the Company repurchased approximately $77.1 million of debt securities at a discount to par aggregating $15.2 million. Although $48 million of this debt repurchase reflected above related to unsecured debt maturing in January 2009 at a small discount, the debt with maturities in 2010 and beyond are trading at much wider discounts. The Company intends to utilize the proceeds from retained capital, equity issuances, secured financing and asset sales, as discussed above, to repurchase its debt securities at a discount to par to further improve its leverage ratios.

As further described above, although the Company believes it has several viable alternatives to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, the Company does not have binding agreements for all of the planned transactions discussed above, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain complaint with its covenants.

Part of the Company’s overall strategy includes addressing debt maturing in years following 2009. The Company has been very careful to balance the amount and timing of its debt maturities. Additionally, in January 2009, the Company purchased an additional $10 million of senior notes at a discount to par. Notably, following the repayment of $227.0 million of senior notes in January 2009, the Company has no major maturities until May 2010, providing time to address the larger maturities, including the Company’s credit facilities, which occur in 2010 through 2012. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that may materially impact its expected financial results as interest rates in the future will likely be at levels higher than the amounts we are presently incurring. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The approval process from the lenders has slowed, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms, in general, pricing spreads are higher and loan-to-values ratios are lower. Moreover, the Company continues to look beyond 2009 to ensure that the Company is prepared if the current credit market dislocation continues (See Contractual Obligations and Other Commitments).

The Company’s 2010 debt maturities consist of: $497.9 million of unsecured notes, of which $199.5 million mature in May 2010 and $298.4 million mature in August 2010; $393.9 million of consolidated mortgage debt; $32.5 million of construction loans; $1.0 billion of unsecured revolving credit facilities and $1.6 billion of unconsolidated joint venture mortgage debt. The Company’s unsecured Revolving Credit Facilities allow for a one-year extension option at the option of the Company. Of the 2010 unconsolidated joint venture mortgage debt, the Company or the joint venture has the option to extend approximately $579.3 million at existing terms. In January 2009, the Company repurchased approximately $7.2 million of the notes maturing in 2010 with proceeds from its Unsecured Credit Facility. The Company may repurchase additional unsecured notes on the public market as operating cash and/or cash from equity and debt raises becomes available.

These obligations generally require monthly payments of principal and/or interest over the term of the obligation. In light of the current economic conditions, no assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated. Also, additional financing may not be available at all or on terms favorable to the Company (See Contractual Obligations and Other Commitments).

The Company’s core business of leasing space to well-capitalized retailers continues to perform well, as the Company’s primarily discount-oriented tenants gain market share from retailers offering higher price points and offering more discretionary goods. These long-term leases generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment, share repurchases and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cash flow provided by operating activities	$424,568	$414,616	$340,692
Cash flow used for investing activities	(464,341)	(1,148,316)	(203,047)
Cash flow provided by (used for) financing activities	22,698	755,491	(139,922)

Operating Activities:  The increase in operating activities in 2008 as compared to 2007 is primarily due to the IRRETI merger in 2007 and decreased transactional activity in 2008.

Investing Activities:  Capital expenditures in 2008 were primarily for the completion of redevelopment projects and the ongoing construction of several ground-up development projects. During the year ended December 31, 2007, the Company completed a $3.1 billion merger with IRRETI, which closed in February 2007, and sold 62 assets to joint ventures and 66 assets to third parties in 2007.

Financing Activities:  The change in cash provided by financing activities in 2008 as compared to 2007, is primarily due to a reduction in both the acquisition and sale of assets combined with the related financing activities associated with the transactions.

During 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through December 31, 2007, the Company had repurchased 5.6 million of its common shares under this program in open market transactions at an aggregate cost of approximately $261.9 million. From January 1, 2008 through February 13, 2009, the Company has not repurchased any of its common shares.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $290.9 million in 2008, as compared to $371.0 million and $313.1 million in 2007 and 2006, respectively. Accordingly, federal income taxes were not incurred at the corporate level for 2008. The Company’s common share dividend payout ratio for the year approximated 135.9% of its 2008 FFO, as compared to 70.4% and 68.8% in 2007 and 2006, respectively.

For each of the first three quarters of 2008, the Company paid a quarterly dividend of $0.69 per common share. As part of the Company’s strategy of preserving capital and de-leveraging its balance sheet, the Board of Directors of the Company did not declare a fourth quarter dividend as the Company had already complied with its REIIT requirements. In October 2008, based upon the Company’s current results of operations and debt maturities, the Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow, while still adhering to REIT payout requirements. This payout policy will result in a 2009 annual dividend at or near the minimum distribution required to maintain REIT status. The Company will continue to monitor the 2009 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders. The 2009 payout policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage (see Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments for further discussion of capital resources).

ACQUISITIONS, DEVELOPMENTS, REDEVELOPMENTS AND EXPANSIONS

During the three years ended December 31, 2008, the Company and its consolidated and unconsolidated joint ventures expended $7.9 billion, net of dispositions, to acquire, develop, redevelop, expand, improve and re-tenant its properties as follows (in millions):

	2008		2007		2006

Company (including Consolidated Joint Ventures):
Acquisitions	$10.9		$3,048.7	(5)	$370.2	(9)
Completed expansions	27.8		32.7		73.1
Developments and construction in progress	419.5		428.5		246.0
Tenant improvements and building renovations (1)	11.6		12.5		11.7
Furniture, fixtures and equipment	6.3	(2)	13.0	(2)	10.2	(2)
Foreign currency adjustments	(41.3)		—		—

	434.8		3,535.4		711.2
Less: Real estate dispositions and property contributed to joint ventures	(312.9	)(3)	(2,001.3	)(6)	(289.8	)(10)

Company total	121.9		1,534.1		421.4

Unconsolidated Joint Ventures:
Acquisitions/contributions	111.4	(4)	4,987.4	(7)	729.9	(11)
Completed expansions	52.8		21.9		—
Developments and construction in progress	315.8		142.7		139.6	(12)
Tenant improvements and building renovations (1)	18.4		9.8		9.1
Foreign currency adjustments	(106.2)		48.5		—

	392.2		5,210.3		878.6
Less: Real estate dispositions	(61.9	)(4)	(204.3	)(8)	(409.0	)(13)

Joint ventures total	330.3		5,006.0		469.6

	452.2		6,540.1		891.0
Less: Proportionate joint venture share owned by others	(253.5)		(2,825.5)		(401.0)

Total DDR net additions	$198.7		$3,714.6		$490.0

(1)	In 2009, the Company anticipates recurring capital expenditures, including tenant improvements, of approximately $13 million associated with its wholly-owned and consolidated portfolio and $19 million associated with its unconsolidated joint venture portfolio.

(2)	Includes certain information technology projects, expansion of the Company’s headquarters and fractional ownership interests in corporate planes.

(3)	Includes 22 asset dispositions as well as outparcel sales.

(4)	Reflects the acquisition of a shopping center by a newly formed joint venture and the respective sale of this asset by an unrelated joint venture.

(5)	Includes the merger with IRRETI, the redemption of OP units and the acquisition of an additional interest in a property in San Francisco, California.

(6)	Includes the sale of three assets to TRT DDR Venture I, 56 assets to Domestic Retail Fund, three assets to DDR Macquarie Fund and other shopping center assets and outparcel sales.

(7)	Includes the formation of the DDRTC Core Retail Fund LLC joint venture and acquisition of an additional 73% interest in Metropole Shopping Center by Sonae Sierra Brazil BV Sarl.

(8)	Includes the sale of seven shopping centers previously owned by DDR Markaz LLC to Domestic Retail Fund and the sale of vacant land.

(9)	Includes the transfer to the Company from joint ventures (KLA/SM LLC and Salisbury, Maryland), final earnout adjustments for acquisitions, redemption of OP Units and the consolidation of a joint venture asset pursuant to EITF 04-05.

(10)	Includes asset dispositions, the sale of assets formerly owned by the KLA/SM LLC joint venture to Service Holdings LLC, the sale of properties to DDR Macquarie Fund and DDR MDT PS LLC, plus the transfer of newly developed expansion areas adjacent to four shopping centers and the sale of several outparcels.

(11)	Reflects the DPG Realty Holdings LLC acquisition and adjustments to accounting presentation from previous acquisitions.

(12)	Includes the acquisition of land in Allen, Texas, and Bloomfield Hills, Michigan, for the development of shopping centers by the Coventry II Fund.

(13)	Includes asset dispositions, the transfer to DDR of the KLA/SM LLC joint venture assets, five assets located in Phoenix, Arizona (two properties); Pasadena, California; Salisbury, Maryland and Apex, North and Carolina.

2009 Activity

Current Strategies

On February 23, 2009, the Company entered into a stock purchase agreement with Mr. Alexander Otto (the “Investor”) to issue and sell 30 million common shares and warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share (the “Warrants”) to the Investor and certain members of his family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of approximately $112.5 million. The transaction, if approved and consummated, as further described below, will occur in two closings, each consisting of 15 million common shares and a warrant to purchase five million common shares, provided that the Investor also has the right to purchase all of the common shares and warrants at one closing. The first closing will occur upon the satisfaction or waiver of certain closing conditions including the approval by the Company’s shareholders of the issuance of the Company’s securities and the second closing will occur within six months of the shareholder approval. Under the terms of the stock purchase agreement, the Company will also issue additional common shares to Mr. Otto in an amount equal to any dividends declared by the Company after February 23, 2009 and prior to the applicable closing to which Mr. Otto would have been entitled had the common shares the Investor is purchasing been outstanding on the record dates for any such dividends.

The purchase price for the first 15 million common shares will be $3.50 per share, and the purchase price for the second 15 million common shares will be $4.00 per share, regardless of when purchased and regardless of whether there is one closing or two closings. No separate consideration will be paid by the Investor for the shares issued in respect of dividends. The purchase price for the common shares will be subject to downward adjustment if the weighted average purchase price of all additional common shares (or equivalents thereof) sold by the Company from February 23, 2009 until the applicable closing is less than $2.94 per share (excluding, among other things, common shares payable in connection with any dividends, but including in the calculation all common shares outstanding as of the date of the stock purchase agreement as if issued during such period at $2.94 per share). If the weighted average price for such issuances in the aggregate is less than $2.94, the applicable purchase price will be reduced by an amount equal to the difference between $2.94 and such weighted average price. A five-year warrant for five million shares will be issued for each 15 million common shares purchased by the Investor, for a maximum of 10 million common shares. The warrants have an exercise price of $6.00 per share (subject to downward adjustment pursuant to their terms) and may be exercised on a cashless basis in which we may not receive any consideration upon exercise as the Investor would receive a net amount of shares equivalent to the appreciation in price (if any) of our common stock in excess of $6.00 per share. No separate consideration will be paid for the warrants at closing.

Completion of the transactions contemplated by the stock purchase agreement depends upon the satisfaction or waiver of a number of conditions that may be outside of our control, including, but not limited to, the approval of the Company’s shareholders of the securities being issued, the receipt by the Company of additional debt financing and no material adverse change, as defined in the agreement, having occurred. There can be no assurance that we will satisfy all or any of these conditions and, accordingly, there can be no assurance that we will be able to consummate the transaction with the Investor.

If this transaction is approved by the Company’s shareholders and there is a beneficial owner of 20% or more of the Company’s outstanding common shares as a result of the transaction, a “change in control” will be deemed to have occurred under substantially all of the Company’s equity award plans. It is expected that, in accordance with the equity award plans, all unvested stock options would become fully exercisable and all restrictions on unvested restricted shares would lapse. As such, the Company could record an accelerated non-cash charge in accordance with SFAS 123(R) of approximately $15 million related to these equity awards, of which approximately $10 million would have been expensed in periods following 2009.

In response to the unprecedented events that have recently taken place in the capital markets, the Company has refined its strategies in order to mitigate risk and focus on core operating results. The Company’s top priority is to ensure that it is positioned to navigate this current challenging environment and emerge as a stronger company. The Company is taking proactive steps to reduce leverage to protect its long-term financial strength and expects to continue to enhance liquidity, protect the quality of its balance sheet and maximize access to a variety of capital sources.

To improve the Company’s liquidity and to lower its leverage in the current economic environment, the Company’s management and Board of Directors determined that it was in the best interests to seek significant additional capital to improve its financial flexibility. The Company’s management and Board of Directors also concluded that in light of a variety of factors, including capital markets volatility, rating agency actions and general economic uncertainties, it was important that any process to raise additional capital be executed promptly and with a high degree of certainty of completion. After exploring and considering potential financing and capital alternatives, the Company’s management and Board of Directors determined that the sale of common shares in this transaction is the most effective alternative to address the Company’s capital needs. As the sale of common shares for this transaction requires shareholder approval, there can be no assurances that the transaction can be completed as contemplated.

2008 Activity

Strategic Real Estate Transactions

DDR Macquarie Fund

In 2003, the Company entered into a joint venture with MDT, which is managed by an affiliate of Macquarie Group Limited (ASX: MQG), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund”). The Company has been engaged to provide day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel dispositions) and financing.

In February 2008, the Company began purchasing units of MDT. MDT is DDR’s joint venture partner in the DDR Macquarie Fund. Through the combination of its purchase of the units in MDT (8.3% on a weighted-average basis for the year ended December 31, 2008 and 12.3% as of December 31, 2008) and its 14.5% direct and indirect ownership of the DDR Macquarie Fund, DDR has an approximate 25.0% effective economic interest in the DDR Macquarie Fund as of December 31, 2008. Through December 31, 2008, as described in filings with the Australian Securities Exchange (“ASX Limited”), the Company has purchased an aggregate 115.7 million units of MDT in open market transactions at an aggregate cost of approximately $43.4 million. As the Company’s direct and indirect investments in MDT and the DDR Macquarie Fund gives it the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the DDR Macquarie Fund using the equity method of accounting.

At December 31, 2008, MDT owns an approximate 83% interest, the Company owns an effective 14.5% ownership interest, and MQG effectively owns the remaining 2.5% in the DDR Macquarie Fund portfolio of assets. At December 31, 2008, DDR Macquarie Fund owned 50 operating shopping center properties. MDT is governed by a board of directors that includes three members selected by DDR, three members selected by MQG and three independent members.

At December 31, 2008, the market price of the MDT shares as traded on the Australian Securities Exchange was $0.04 per share, as compared to $0.25 per share at September 30, 2008. This represents a decline of over 80% in value in the fourth quarter of 2008. Due to the significant decline in the unit value of this investment, as well as the continued deterioration of the global capital markets and the related impact on the real estate market and retail industry, the Company determined that the loss in value was other than temporary pursuant to the provisions of APB 18. Accordingly, the Company recorded an impairment charge of approximately $31.7 million related to this investment reducing its investment in MDT to $4.8 million at December 31, 2008.

Developments, Redevelopments and Expansions

In the fourth quarter of 2008, the Company reduced its anticipated spending in 2009 for its developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria includes a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company will apply this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development; as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.

Development (Wholly-Owned and Consolidated Joint Ventures)

The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	($ Millions)	Description

Ukiah (Mendocino), California *	228,943	$66.9	Mixed Use
Guilford, Connecticut	137,527	48.0	Lifestyle Center
Miami (Homestead), Florida	272,610	79.7	Community Center
Miami, Florida	391,351	148.8	Mixed Use
Boise (Nampa), Idaho	431,689	126.7	Community Center
Boston (Norwood), Massachusetts	56,343	26.7	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	210,855	54.5	Community Center
Elmira (Horseheads), New York	350,987	55.0	Community Center
Raleigh (Apex), North Carolina (Promenade)	72,830	16.9	Community Center
Austin (Kyle), Texas *	443,092	77.2	Community Center

Total	2,596,227	$700.4

*	Consolidated 50% joint venture

At December 31, 2008, approximately $472.6 million of costs were incurred in relation to the Company’s 10 wholly-owned and consolidated joint venture development projects under construction.

In addition to these current developments, several of which will be phased in, the Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred, acceptable construction financing is available and equity capital contributions can be funded, including several international projects.

The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of December 31, 2008, is as follows (in millions):

Funded as of December 31, 2008	$472.6
Projected net funding during 2009	46.1
Projected net funding thereafter	181.7

Total	$700.4

Development (Unconsolidated Joint Ventures)

The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At December 31, 2008, approximately $479.7 million of costs had been incurred in relation to these development projects.

	DDR’s
	Effective		Expected
	Ownership	Owned	Net Cost
Location	Percentage	GLA	($ Millions)	Description

Kansas City (Merriam), Kansas	20.0%	158,632	$43.7	Community Center
Detroit (Bloomfield Hills), Michigan	10.0%	623,782	189.8	Lifestyle Center
Dallas (Allen), Texas	10.0%	797,665	171.2	Lifestyle Center
Manaus, Brazil	47.4%	477,630	98.2	Enclosed Mall

Total		2,057,709	$502.9

The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of December 31, 2008, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2008	$70.8	$173.4	$235.5	$479.7
Projected net funding during 2009	13.7	28.9	21.2	63.8
Projected net funding (reimbursements) thereafter	(10.0)	(40.2)	9.6	(40.6)

Total	$74.5	$162.1	$266.3	$502.9

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)

The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $106.9 million. At December 31, 2008, approximately $76.6 million of costs had been incurred in relation to these projects.

Property	Description

Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior tenants
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building

Redevelopments and Expansions (Unconsolidated Joint Ventures)

The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $154.2 million, which includes original acquisition costs related to assets acquired for redevelopment. At December 31, 2008, approximately $116.7 million of costs had been incurred in relation to these projects. The following is a summary of these joint venture redevelopment and expansion projects:

	DDR’s
	Effective
	Ownership
Property	Percentage	Description

Buena Park, California	20%	Large-scale re-development of enclosed mall to open-air format
Los Angeles (Lancaster), California	21%	Relocate Wal-Mart and redevelop former Wal-Mart space
Benton Harbor, Michigan	20%	Construct 89,000 square feet of anchor space and retail shops

Dispositions

In 2008, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	981	$111.8	$1,330
Business Center Properties (2)	291	20.7	(5,819)

	1,272	$132.5	$(4,489)

(1)	The Company sold 21 shopping center properties in various states.

(2)	Represents the sale of a consolidated joint venture asset. The Company’s ownership was 55.84% and the amount reflected above represents the proceeds received by the Company.

2007 Activity

Strategic Real Estate Transactions

Inland Retail Real Estate Trust, Inc.

On February 27, 2007, the Company acquired IRRETI through a merger with a subsidiary. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, the Company issued 5.7 million of DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million.

The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate related assets of approximately $3.1 billion were recorded by the Company and approximately $3.0 billion were recorded by the joint venture with TIAA-CREF (“DDRTC Core Retail Fund LLC”). The IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 35.2 million square feet of total GLA, of which 66 shopping centers comprising approximately 15.6 million square feet of total GLA are in the joint venture with TIAA-CREF. The Company sold 78 assets acquired from IRRETI to third parties throughout 2007.

Domestic Retail Fund

In June 2007, the Company formed Domestic Retail Fund, a Company sponsored, fully-seeded commingled fund. The Domestic Retail Fund acquired 63 shopping center assets aggregating 8.3 million square feet from the Company and a joint venture of the Company for approximately $1.5 billion. The Domestic Retail Fund is composed of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20%

ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the sale of assets to the Domestic Retail Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. The Company has been engaged by the Domestic Retail Fund to perform day-to-day operations of the properties and receives ongoing fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Domestic Retail Fund, the Company recognized promoted income of approximately $13.6 million, which was included in equity in net income of joint ventures and FFO.

TRT DDR Venture I

In May 2007, the Company formed a $161.5 million joint venture (“TRT DDR Venture I”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax merchant building gain, net of its retained interest, of approximately $45.7 million, which was included in gain on disposition of real estate and FFO. The Company receives ongoing asset management and property management fees, plus fees on leasing and ancillary income, in addition to a promoted interest.

ECE Projektmanagement Joint Venture

In May 2007, ECE Projektmanagement G.m.b.H & Co. KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the Company formed a new joint venture (“ECE Joint Venture”) to fund investments in retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE of which the Investor is currently the Chairman of the Executive Board. This joint venture is consolidated by the Company. The Company intends to commence construction on various developments only after substantial tenant leasing has occurred and construction financing is available, including these projects and the Company can meet its capital obligations. While there are no assurances any of these proposed development projects will be undertaken, they provide a source of potential development projects over the next several years.

DDR Macquarie Fund

During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet, to DDR Macquarie Fund. The aggregate purchase price for the properties was $49.8 million. The assets were recently acquired by the Company as part of its acquisition of IRRETI, and, as a result, the Company did not record a gain on the transaction.

Acquisitions

In 2007, the Company acquired the following shopping center assets:

	Company-Owned	Gross
	Square Feet	Purchase Price
Location	(Thousands)	(Millions)

IRRETI merger (see 2007 Strategic Real Estate Transactions)	17,273	$3,054.4
Coventry I (1)	—	13.8
San Antonio, Texas (2)	207	16.9

	17,480	$3,085.1

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s approximate 25% ownership interest.

(2)	The Company purchased a 50% equity interest through its investment in this joint venture. This asset is consolidated into the Company in accordance with FIN 46.

In 2007, the Company’s unconsolidated joint ventures acquired the following shopping center properties, excluding those assets purchased from the Company or its unconsolidated joint ventures:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

DDR — SAU Retail Fund LLC (1)	2,277	$30.4
DDRTC Core Retail Fund LLC (2)	15,638	2,998.6
Homestead, Pennsylvania (3)	99	5.4
Lyndhurst, New Jersey (4)	78	20.9
Sao Bernardo Do Campo, Brazil (5)	—	24.6

	18,092	$3,079.9

(1)	The Company acquired a 20% equity interest in this joint venture, consisting of 28 properties in nine states. The Company’s equity interest in these properties was acquired as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(2)	The Company purchased a 15% equity interest in this joint venture, consisting of 66 properties in 14 states. This investment was acquired as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(3)	The DDRTC Core Retail Fund LLC joint venture acquired one shopping center asset.

(4)	The DDR — SAU Retail Fund LLC joint venture acquired one shopping center asset.

(5)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 73% ownership interest.

Development, Redevelopment & Expansions

As of December 31, 2007, the Company had substantially completed the construction of the Chicago (McHenry), IL and San Antonio (Stone Oak), TX shopping centers, at an aggregate net cost of $151.2 million.

During the year ended December 31, 2007, the Company completed expansions and redevelopment projects located in Hamilton, NJ and Ft. Union, UT at an aggregate net cost of $32.7 million. During the year ended December 31, 2007, the Company’s unconsolidated joint ventures completed an expansion and redevelopment project located in Phoenix, AZ at an aggregate net cost of $21.9 million.

Dispositions

In 2007, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Core Portfolio Properties (1)	6,301	$589.4	$12.3
Transfer to Unconsolidated Joint Venture Interests
Domestic Retail Fund (2)	8,342	1,201.3	1.8
TRT DDR Venture I (3)	682	161.5	50.3
DDR Macquarie Fund (4)	515	49.8	—

	15,840	$2,002.0	$64.4

(1)	The Company sold 67 shopping center properties in various states.

(2)	The Company contributed 54 assets acquired through the acquisition of IRRETI and two assets from the Company’s wholly-owned portfolio to the joint venture. The Company retained a 20% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 20% ownership interest (see 2007 Strategic Real Estate Transactions).

(3)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 10% ownership interest in these assets. The amount includes 100% of the selling price; the Company deferred the portion of the gain associated with its 10% ownership interest (see 2007 Strategic Real Estate Transactions).

(4)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 14.5% ownership interest in these assets. The amount includes 100% of the selling price. The Company did not record a gain on the contribution of these assets, as they had been recently acquired through the merger with IRRETI.

In 2007, the Company’s unconsolidated joint ventures sold the following properties, excluding those purchased by other unconsolidated joint venture interests:

				Company’s
	Company’s			Proportionate
	Effective	Company-Owned		Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Overland Park, Kansas	25.50%	61.0	$8.2	$0.3
Service Merchandise (6 sites)	20.00%	356.4	27.2	1.3

		417.4	$35.4	$1.6

In addition to the gains reflected above, in 2007 the Company received $13.6 million of promoted income relating to the sale of assets from DDR Markaz LLC to Domestic Retail Fund, which is included in the Company’s proportionate share of net income.

2006 Activity

Strategic Real Estate Transactions

Sonae Sierra Brazil BV Sarl

In October 2006, the Company acquired a 50% joint venture interest in Sonae Sierra Brazil BV Sarl, a fully integrated retail real estate company based in Sao Paulo, Brazil, for approximately $147.5 million. The Company’s partner in Sonae Sierra Brazil BV Sarl is Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil BV Sarl is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.6 million square feet and a property management company in Sao Paulo, Brazil, that oversees the leasing and management operations of the portfolio and the development of new shopping centers. Sonae Sierra Brazil BV Sarl owned approximately 95% of the partnership and Enplanta Engenharia, a third party, owned approximately 5%.

DDR MDT PS LLC

During June 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a newly formed joint venture (“DDR MDT PS LLC”) with MDT for approximately $122.7 million and recognized gains totaling approximately $38.9 million, of which $32.8 million represented merchant building gains from recently developed shopping centers.

The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.

DDR Macquarie Fund

In 2006, the Company sold four additional expansion areas in McDonough, Georgia; Coon Rapids, Minnesota; Birmingham, Alabama and Monaca, Pennsylvania to DDR Macquarie Fund for approximately $24.7 million.

These expansion areas are adjacent to shopping centers currently owned by the joint venture. The Company recognized an aggregate merchant build gain of $9.2 million and deferred gains of approximately $1.6 million relating to the Company’s effective 14.5% ownership interest in the venture.

Coventry II Fund

The Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager (“Coventry II Fund”). Neither the Company nor any of its officers owns a common equity interest in the Coventry II Fund or has any incentive compensation tied to this fund. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion. The Coventry II Fund and the Company, through a joint venture, acquired 11 value-added retail properties and sites formerly occupied by Service Merchandise in the United States. The Company will not acquire additional assets through the Coventry II Fund, but may continue to advance funds associated with those projects undergoing development or redevelopment activities (see Off-Balance Sheet Arrangements).

The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company may earn fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

Service Merchandise Joint Venture

In March 2002, the Company entered into a joint venture with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. (the “KLA/SM LLC”) that was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company had an approximate 25% interest in the joint venture.

In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service Merchandise, owned by the KLA/SM LLC joint venture, at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness. In September 2006, the Company sold 51 of the assets formerly occupied by Service Merchandise to the Coventry II Fund, as discussed above. The Company retained a 20% interest in the joint venture. The Company recorded a gain of approximately $6.1 million, of which $3.2 million was included in FFO.

Acquisitions

In 2006, the Company acquired the following shopping center assets:

	Company-
	Owned	Gross Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	197	$15.6
Pasadena, California (2)	557	55.9
Valencia, California	76	12.4
Salisbury, Maryland (1)	126	1.5
Apex, North Carolina (3)	324	4.4
San Antonio, Texas (4)	Development Asset	22.4

	1,280	$112.2

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

(2)	Reflects the Company’s purchase price, net of prepayment of debt, associated with the acquisition of its partner’s 75% ownership interest.

(3)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% and 20% ownership interests in two separate phases, respectively.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.

In 2006, the Company’s unconsolidated joint ventures acquired the following shopping center properties, not including those assets purchased from the Company or its unconsolidated joint ventures:

	Company-
	Owned
	Square Feet	Gross Purchase
Location	(Thousands)	Price (Millions)

San Diego, California (1)	74	$11.0
Orland Park, Illinois (2)	58	12.2
Benton Harbor, Michigan (3)	223	27.1
Bloomfield Hills, Michigan (2)	Development Asset	68.4
Cincinnati, Ohio (4)	668	194.4
Allen, Texas (2)	Development Asset	10.9
Sonae Sierra Brazil BV Sarl (5)	3,469	180.3

	4,492	$504.3

(1)	The Company purchased a 50% equity interest through its investment in the DDR MDT MV LLC (“MV LLC”).

(2)	The Company purchased a 10% equity interest through its investment in the Coventry II Fund.

(3)	The Company purchased a 20% equity interest through its investment in the Coventry II Fund. There is approximately 89,000 sq. ft. under redevelopment.

(4)	The Company purchased an 18% equity interest through its investment in the Coventry II Fund. There is approximately 160,000 sq. ft. under redevelopment.

(5)	The Company purchased an initial 50% interest in an entity which owned a 93% interest in nine properties located in Sao Paulo, Brazil.

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

Dispositions

In 2006, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Core Portfolio Properties (1)	822	$54.8	$11.1
Transfer to Unconsolidated Joint Venture Interests
DDR Macquarie Fund (2)	1,024	24.7	9.2
DDR MDT PS LLC (3)	644	122.7	38.9

	2,490	$202.2	$59.2

(1)	The Company sold six shopping center properties located in three states.

(2)	The Company contributed four newly developed expansion areas adjacent to shopping centers currently owned by DDR Macquarie Fund. The Company retained a 14.5% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 14.5% ownership interest (see 2006 Strategic Real Estate Transactions).

(3)	The Company contributed six wholly-owned assets to the joint venture. The Company did not retain an ownership interest in the joint venture, but maintained a promoted interest. The amount includes 100% of the selling price (see 2006 Strategic Real Estate Transactions).

In 2006, the Company’s unconsolidated joint ventures sold the following shopping center properties, excluding the properties purchased by the Company as described above:

				Company’s
				Proportionate
	Company’s Effective	Company-Owned		Share of
	Ownership	Square Feet	Sales Price	Gain (loss)
Location	Percentage	(Thousands)	(Millions)	(Millions)

Olathe, Kansas; Shawnee, Kansas and Kansas City, Missouri	25.50%	432	$20.0	$(0.5)
Fort Worth, Texas	50.00%	235	22.0	0.2
Everett, Washington	20.75%	41	8.1	1.2
Kildeer, Illinois	10.00%	162	47.3	7.3	(1)
Service Merchandise Site	24.63%	52	3.2	—
Service Merchandise Site	20.00%	—	1.4	—

		922	$102.0	$8.2

(1)	Includes promoted income.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and two management and development companies. Such arrangements are generally with institutional investors and various developers located throughout the United States.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

	Effective		Company-Owned
Unconsolidated	Ownership		Square Feet	Total Debt
Real Estate Ventures	Percentage (1)	Assets Owned	(Thousands)	(Millions)

Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,510	$57.3
Domestic Retail Fund	20.0	63 shopping center assets in several states	8,250	967.8
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets located in several states	2,375	226.2
DDRTC Core Retail Fund LLC	15.0	66 assets in several states	15,747	1,771.0
DDR Macquarie Fund	25.0	50 shopping centers in several states	12,077	1,236.7

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $63.3 million at December 31, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $4.1 million at December 31, 2008, for which the Company’s joint venture partners have not funded their proportionate share. In addition to these loans, the Company has advanced $58.1 million of financing to one of its unconsolidated joint ventures, which accrues interest at the greater of LIBOR plus 700 basis points or 12% and has an initial maturity of July 2011. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through Service Holdings LLC, aggregating $3.0 million at December 31, 2008. The Company has not recorded a liability for the guarantee, as the subtenants of Service Holdings LLC are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guarantee.

The Coventry II Fund and the Company, through a joint venture, acquired 11 value-added retail properties and owns 44 sites formerly occupied by Service Merchandise in the United States. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

As of December 31, 2008, the aggregate amount of the Company’s net investment in the Coventry II joint ventures is $72.0 million. As discussed above, the Company has also advanced $58.1 million of financing to one of the Coventry II joint ventures. In addition to its existing equity and note receivable, the Company has provided payment guaranties to third-party lenders in connection with financing for seven of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $35.3 million.

Although the Company will not acquire additional assets through the Coventry II Fund, additional funds are required to address ongoing operational needs and costs associated with those projects undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions, financings and additional investments by the existing investors.

Three of the Coventry II Fund’s third-party credit facilities have matured. For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008 and on February 24, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan). The above referenced $58.1 million Company loan relating to the Bloomfield Hills, Michigan project is cross defaulted with this third party loan. For the Kansas City, Missouri project, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). For the Merriam, Kansas project, a $17.0 million land loan matured on January 20, 2009, and on February 17, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $2.2 million with respect to such loan). The Coventry II Fund is exploring a variety of strategies to pay-down, extend or refinance the outstanding obligations.

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR-SAU Retail Fund LLC pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

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

The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.8 billion and $5.6 billion at December 31, 2008 and 2007, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $40.2 million at December 31, 2008.

The Company entered into an unconsolidated joint venture that owns real estate assets in Brazil and has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses nonderivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements that the Company enters into. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.

For the year ended December 31, 2008, $25.5 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total debt outstanding at December 31, 2008, was approximately $5.9 billion, as compared to approximately $5.6 billion and $4.2 billion at December 31, 2007 and 2006, respectively.

The volatility in the debt markets during 2008 has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet would allow the Company to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost financing available.

Financings through the issuance of common shares, preferred shares, construction loans, medium term notes, convertible notes, term loans and preferred OP Units (units issued by the Company’s partnerships) aggregated $5.1 billion during the three years ended December 31, 2008, and are summarized as follows (in millions):

	2008		2007		2006

Equity:
Common shares	$41.9	(1)	$1,140.8	(2)	$—
Preferred OP Units	—		484.2	(3)	—

Total equity	41.9		1,625.0		—
Debt:
Construction	116.9		104.3		11.1
Permanent financing	350.0		30.0		—
Mortgage debt assumed	17.5		446.5		132.3
Convertible notes	—		600.0	(4)	250.0	(7)
Unsecured term loan	—		750.0	(5)	—
Secured term loan	—		400.0	(6)	180.0	(6)

Total debt	484.4		2,330.8		573.4

	$526.3		$3,955.8		$573.4

(1)	The Company issued 8.3 million shares for approximately $41.9 million in December 2008.

(2)	Approximately 5.7 million shares, aggregating approximately $394.2 million, were issued to IRRETI shareholders in February 2007. The Company issued 11.6 million common shares in February 2007 for approximately $746.6 million upon the settlement of the forward sale agreements entered into in December 2006.

(3)	Issuance of 20 million preferred OP Units with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary in February 2007. In accordance with the terms of the agreement, the preferred OP Units were redeemed at 97.0% of par in June 2007.

(4)	Issuance of 3.00% convertible senior unsecured notes due 2012. The notes have an initial conversion rate of approximately 13.3783 common shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $74.75 per common share and a conversion premium of approximately 20.0% based on the last reported sale price of $62.29 per common share on March 7, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $117.0 million of its common shares. In connection with the offering, the Company entered into an option agreement, settled in the Company’s common shares, with an investment bank that had the economic impact of effectively increasing the initial conversion price of the notes to $87.21 per common share, which represents a 40% premium based on the March 7, 2007 closing price of $62.29 per common share. The cost of this arrangement was approximately $32.6 million and has been recorded as an equity transaction in the Company’s consolidated balance sheet.

(5)	This facility bore interest at LIBOR plus 0.75% and was repaid in June 2007.

(6)	This facility bears interest at LIBOR plus 0.70% and matures in February 2011. This facility allows for a one-year extension option.

(7)	Issuance of 3.50% convertible senior unsecured notes due 2011. The notes have an initial conversion rate of approximately 15.3589 common shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $65.11 per common share and a conversion premium of approximately 22.5% based on the last reported sale price of $53.15 per common share on August 22, 2006. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $48.3 million of its common shares. In connection with the offering, the Company entered into an option arrangement, settled in the Company’s common shares, with an investment bank that had the economic impact of effectively increasing the initial conversion price of the notes to $74.41 per common share, which represents a 40.0% premium based on the August 22, 2006 closing price of $53.15 per common share. The cost of this arrangement was approximately $10.3 million and has been recorded as an equity transaction in the Company’s consolidated balance sheet.

CAPITALIZATION

At December 31, 2008, the Company’s capitalization consisted of $5.9 billion of debt, $555 million of preferred shares and $0.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $4.88, the closing price of the common shares on the New York Stock Exchange at December 31, 2008), resulting in a debt to total market capitalization ratio of 0.83 to 1.0, as compared to the ratios of 0.52 to 1.0 and 0.36 to 1.0, at December 31, 2007 and 2006, respectively. The closing price of the common shares on the New York Stock Exchange was $38.29 and $62.95 at December 31, 2007 and 2006, respectively. At December 31, 2008, the Company’s total debt consisted of $4.4 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At December 31, 2007, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 25 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2009	$399,685	$5,317
2010	1,983,887	5,008
2011	1,609,142	4,947
2012	1,041,529	4,493
2013	432,348	4,017
Thereafter	450,773	141,652

	$5,917,364	$165,434

At December 31, 2008, the Company had letters of credit outstanding of approximately $77.2 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $111.4 million with general contractors for its wholly-owned and consolidated joint venture properties at December 31, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

In connection with the transfer of one of the properties to the DDR Macquarie Fund in 2003, the Company deferred the recognition of approximately $2.3 million of the gain on disposition of real estate related to a shortfall agreement guarantee maintained by the Company. DDR Macquarie Fund is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements from 2004 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures that are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2008, the Company’s master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following unconsolidated joint ventures (in millions):

DDR Markaz II	$0.1
DDR MDT PS LLC	0.3
TRT DDR Venture I	0.5

$0.9

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

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. As of December 31, 2008, the remaining debt service obligation guaranteed by the Company was $10.6 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for these bonds.

The Company routinely enters into contracts for the maintenance of its properties, which typically can be cancelled upon 30 to 60 days notice without penalty. At December 31, 2008, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.6 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, reimbursement of various expenses, and health and welfare benefits, and may also provide for certain perquisites (which may include automobile expenses, insurance coverage, country or social club expenses, and/or personal aircraft use). The contracts for the Company’s Chairman and Chief Executive Officer and President and Chief Operating Officer contain a two-year “evergreen” term that can be terminated by giving notice at least 30 days prior to a new extension of the term. The contracts for the other executive officers contain a one-year “evergreen” term and are subject to cancellation without cause upon at least 90 days notice.

The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2008, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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

ECONOMIC CONDITIONS

The retail market in the United States significantly weakened in 2008 and continues to be challenged in early 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2009. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages as well as a diversified tenant base with only one tenant exceeding 2.5% of total 2008 consolidated revenues (Wal-Mart at 4.5%). Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized, and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing us with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus towards value and convenience, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability pursuant to the provisions of SFAS 144, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company has evaluated its exposure relating to tenants in financial distress (e.g., the bankruptcy cases filed by Mervyns, Circuit City, Linens N’ Things, Goody’s and Steve & Barry’s). Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges. The Company does not believe its exposure associated with past due accounts receivable for these tenants, net of related reserves at December 31, 2008, is significant to the financial statements as most of these tenants were current with their rental payments at the date they filed for bankruptcy protection.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall gross leasable area and therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent. However, there can be no assurances that these events will not adversely affect the Company (see Risk Factors).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. In the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since the Company’s initial public offering in 1993. We experienced a decline in the fourth quarter of 2008 occupancy and expect continuation of that trend into 2009. However, with year-end occupancy at 92.1%, the portfolio occupancy remains healthy. Notwithstanding the recent decline in occupancy, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to trend positively, as new leases and renewals have historically. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. In 2008, the Company assembled an Anchor Store Redevelopment Department staffed with seasoned leasing professionals dedicated to releasing vacant anchor space created by recent bankruptcies and store closings. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

LEGAL MATTERS

The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. The Company strongly disagrees with the verdict and has filed a motion for new trial and a motion for judgment notwithstanding the verdict. In the event the Company’s post-trial motions are unsuccessful, the Company intends to appeal the verdict. The Company recorded a charge during the year ended December 31, 2008, which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS No. 5, “Accounting for Contingencies.” The accrual, as well as the related litigation costs incurred to date, was recorded in Other Expense, net in the consolidated statements of operations. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has meritorious defenses, there can be no assurance that the Company’s post-trial motions will be granted or that an appeal will be successful.

In addition to the litigation discussed above, the Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS 159 on January 1, 2008, and did not elect to measure any assets, liabilities or firm commitments at fair value.

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for disclosure requirements and its financial assets and liabilities, including valuations associated with the impairment assessment of unconsolidated joint ventures on January 1, 2008.

For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial position and results of operations.

FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP and FIN 46(R)-8 on December 31, 2008.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active — FSP FAS 157-3

In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008, did not have a material impact on the Company’s financial position and results of operations.

New Accounting Standards to be Implemented

Business Combinations — SFAS 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into new acquisitions in 2009 and beyond that qualify as businesses, this standard will require that acquisition costs and certain fees, which are currently capitalized and allocated to the basis of the acquisition, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. (The Company is currently assessing the impact, if any, the adoption of SFAS 141(R) will have on its financial position and results of operations.) The Company will assess the impact of significant transactions, if any, as they are contemplated.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160

In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). A non-controlling interest, sometimes called minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS 160 will have on the Company’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — SFAS 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of SFAS 161 will have on its financial statement disclosures.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1

In May 2008, the FASB issued a FSP, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP APB 14-1 requires that the debt proceeds from the $250 million of 3.5% convertible notes, due in 2011, and $600 million of 3.0% convertible notes, due in 2012, be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component are required to be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the interest method. As a result, the Company will report a lower net income as interest expense would be increased to include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The adoption of FSP APB 14-1 will result in the Company restating prior years and recording a charge to interest expense of approximately $14.9 million, $12.1 million and $1.3 million, respectively, and $0.12 per share (basic and diluted), $0.10 per share (basic and diluted) and $0.01 per share (basic and diluted), respectively, for the years ended December 31, 2008, 2007 and 2006, in future financial statements. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3

In February 2008, the FASB issued an FSP, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). FSP FAS No. 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS 140-3 includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.

Determination of the Useful Life of Intangible Assets — FSP FAS 142-3

In April 2008, the FASB issued an FSP “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP,142-3 will have on its financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1

In June 2008, the FASB issued an FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF 03-6-1 will have on its financial position and results of operations.

EITF Issue No. 08-6, Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 applies to all investments accounted for under the equity method. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of EITF 08-6 will have on its financial position and results of operations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2008				December 31, 2007
		Weighted-	Weighted-			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed-Rate Debt (1)	$4,426.2	3.0	5.1%	74.8%	$4,533.1	3.9	5.1%	81.1%
Variable-Rate Debt (1)	$1,491.2	2.7	1.7%	25.2%	$1,057.9	4.1	5.3%	18.9%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 5.0% at December 31, 2008 and 2007.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million of variable-rate LIBOR debt that was swapped to a weighted-average fixed rate of approximately 5.3% at December 31, 2007 is summarized as follows:

	December 31, 2008				December 31, 2007
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate

Fixed-Rate Debt	$4,581.6	$982.3	5.3	5.5%	$4,516.4	$860.5	5.9	5.3%
Variable-Rate Debt	$1,195.3	$233.8	1.2	2.2%	$1,035.4	$173.6	1.5	5.5%

The Company intends to utilize retained cash flow, including proceeds from asset sales, construction financing and variable-rate indebtedness available under its Revolving Credit Facilities, to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2008 and 2007, the interest rate on the Company’s $600 million consolidated floating rate debt was swapped to fixed rates. At December 31, 2007, the interest rate on the Company’s $557.3 million of unconsolidated joint venture floating rate debt (of which $80.8 million is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

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

The Company’s unconsolidated joint ventures have various interest rate swaps, which had an aggregate fair value that represented a net liability of $20.5 million, of which $3.0 million was the Company’s proportionate share at December 31, 2007. These swaps were either terminated or determined to be ineffective in 2008. These swaps had notional amounts and effectively converted variable-rate LIBOR to fixed rates as follows:

December 31, 2007
Notional Amount	Fixed-rate

$ 75.0	4.90%
$ 75.0	5.22%
$157.3	5.25%
$ 70.0	5.79%
$ 80.0	5.09%
$100.0	5.47%

One of the Company’s joint ventures, DDR Macquarie Fund, entered into fixed-rate interest swaps that carry notional amounts of $377.3 million and $79.1 million, of which the Company’s proportionate share was $94.3 million and $11.5 million at December 31, 2008 and 2007, respectively. These swaps converted variable-rate LIBOR to a weighted-average fixed rate of 5.1% and 4.6%, respectively. These derivatives are marked to market with the adjustments flowing through its income statement. The fair value adjustment at December 31, 2008 and 2007, was not significant. The fair value of the swaps referred to above was calculated based upon expected changes in future benchmark interest rates.

The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed rate at December 31, 2008 and 2007; (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iii) include the Company’s proportionate share of $80.8 million that was swapped to a fixed rate at December 31, 2007, and an estimate of the effect of a 100 point increase at December 31, 2008 and a 100 point decrease in market interest rates at December 31, 2007, is summarized as follows:

	December 31, 2008					December 31, 2007
				100 Basis					100 Basis
				Point					Point
				Increase					Decrease
				in Market					in Market
	Carrying	Fair		Interest		Carrying	Fair		Interest
	Value	Value		Rates		Value	Value		Rates
	(Millions)	(Millions)		(Millions)		(Millions)	(Millions)		(Millions)

Company’s fixed-rate debt	$4,426.2	$3,384.8	(1)	$3,328.9	(2)	$4,533.1	$4,421.0	(1)	$4,525.0	(2)
Company’s proportionate share of joint venture fixed-rate debt	$982.3	$911.0		$878.8		$860.5	$880.1	(3)	$927.0	(4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $21.7 million and $17.8 million at December 31, 2008 and 2007, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $26.1 million and $32.0 million at December 31, 2008 and 2007, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $3.0 million at December 31, 2007.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $7.5 million at December 31, 2007.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates at December 31, 2008 and 2007, would result in an increase in interest expense of approximately $14.9 million and $10.6 million, respectively, for the Company and $2.3 million and $1.7 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the twelve-month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2008, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2008, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2008, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

The Company’s 2009 annual meeting of shareholders was rescheduled to be held more than 30 days from the date of its 2008 annual meeting of shareholders. The 2009 annual meeting of shareholders will be held on June 25, 2009. Accordingly, any shareholder proposals intended to be presented at the Company’s 2009 annual meeting of shareholders must be received by our Secretary at 3300 Enterprise Parkway, Beachwood, Ohio 44122, on or before March 20, 2009, for inclusion in the proxy statement and form of proxy relating to the 2009 annual meeting of shareholders. As to any proposal that a shareholder intends to present to shareholders other than by inclusion in the proxy statement for the Company’s 2009 annual meeting of shareholders, the proxies named in management’s proxy for that meeting will be entitled to exercise their discretionary voting authority of that proposal unless the Company receives notice of the matter to be proposed not later than March 27, 2009. Even if proper notice is received on or prior to March 27, 2009, the proxies named in the proxy for that meeting may nevertheless exercise their discretionary authority with respect to such matter by advising shareholders of that proposal and how they intend to exercise their discretion to vote on such matter, unless the shareholder making the proposal solicits proxies with respect to the proposal to the extent required by Rule 14a-4(c)(2) under the Exchange Act.

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

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance” and will be provided, free of charge, to any shareholder who requests a copy by calling Francine Glandt, Vice President of Capital Markets and Treasurer, at (216) 755-5500, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.

Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on June 25, 2009, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on June 25, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on June 25, 2009. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2008, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
Plan category	Warrants and Rights		Warrants and Rights	column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	2,185,708	(2)	$42.32	3,883,908
Equity compensation plans not approved by security holders (3)	31,666		$17.70	N/A

Total	2,217,374		$41.97	3,883,908

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan, 2004 Equity Based Award Plan and 2008 Equity Based Award Plan.

(2)	Does not include 590,489 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding. Does not include 103,700 shares reserved for issuance under outperformance unit agreements.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and are fully vested.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on June 25, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on June 25, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.) 1.	Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the three years ended December 31, 2008.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2008.

Consolidated Statements of Cash Flows for the three years ended December 31, 2008.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

            Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2008.

III — Real Estate and Accumulated Depreciation at December 31, 2008.

IV — Mortgage Loans on Real Estate at December 31, 2008.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRTC Core Retail Fund, LLC, TRT DDR Venture I General Partnership and Macquarie DDR Trust, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02 (w).

b)	Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

1	1.1	Sales Agency Financing Agreement, dated December 3, 2008, by and between the Company and BNY Mellon Capital Markets, LLC	Current Report on Form 8-K (Filed with the SEC on December 3, 2008)
2	2.1	Agreement and Plan of Merger, dated October 20, 2006, by and among the Company, Inland Retail Real Estate Trust, Inc. and DDR IRR Acquisition LLC	Current Report on Form 8-K (Filed October 23, 2006)
2	2.2	Purchase and Sale Agreement, dated July 9, 2008, by and between the Company and Wolstein Business Enterprises, L.P.	Current Report on Form 8-K (Filed with the SEC on July 15, 2008)
3	3.1	Second Amended and Restated Articles of Incorporation of the Company	Form S-3ASR Registration Statement No. 333-152083 (Filed with the SEC on July 2, 2008)
3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.4	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.6	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.8	Indenture, dated May 1, 1994, by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture, dated May 1, 1994, by and between the Company and National City Bank, as Trustee (“NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.13	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.14	Fifth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.15	Sixth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.16	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.17	Eight Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.18	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No.
			001-11690)
4	4.19	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No.
			001-11690)
4	4.20	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No.
			001-11690)
4	4.21	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No.
			001-11690)
4	4.22	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.23	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.26	Seventh Amended and Restated Credit Agreement, dated June 29, 2006, by and among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.27	First Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated March 30, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on February 26, 2007)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.28	Second Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 7, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)
4	4.29	Third Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 26, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 28, 2007)
4	4.30	First Amended and Restated Secured Term Loan Agreement, dated June 29, 2006, by and among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.31	Second Amendment to the First Amended and Restated Secured Term Loan Agreement, dated March 30, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2007)
4	4.32	Third Amendment to the First Amended and Restated Secured Term Loan Agreement, dated December 10, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)
4	4.33	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.34	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.35	Registration Rights Agreement, dated August 28, 2006, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
10	10.1	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.2	Amended and Restated Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Filed herewith
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	2008 Developers Diversified Realty Corporation Equity-Based Award Plan*	Current Report on Form 8-K (Filed with the SEC on May 15, 2008)
10	10.11	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.12	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.17	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see
			Exhibit 10(ff) therein)
10	10.18	Performance Units Agreement, dated March 1, 2000, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.19	Performance Units Agreement, dated January 2, 2002, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.20	Performance Units Agreement, dated January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.21	Performance Units Agreement, dated January 2, 2002, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.22	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Joan U. Allgood*	Filed herewith
10	10.23	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Richard E. Brown*	Filed herewith
10	10.24	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Timothy J. Bruce*	Filed herewith

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.25	Employment Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-k (Filed with the SEC on October 21, 2008)
10	10.26	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Filed herewith
10	10.27	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David J. Oakes*	Filed herewith
10	10.28	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and William H. Schafer*	Filed herewith
10	10.29	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Robin R. Walker-Gibbons*	Filed herewith
10	10.30	Employment Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-k (Filed with the SEC on October 21, 2008)
10	10.31	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and John S. Kokinchak*	Filed herewith
10	10.32	Employment Agreement, dated December 29, 2008, by and between the Company and Paul Freddo*	Filed herewith
10	10.33	Change in Control Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-k (Filed with the SEC on October 21, 2008)
10	10.34	Change in Control Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-k (Filed with the SEC on October 21, 2008)
10	10.35	Amended and Restated Change in Control Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Filed herewith
10	10.36	Form of Change in Control Agreement, entered into with certain officers of the Company*	Filed herewith
10	10.37	Outperformance Long-Term Incentive Plan Agreement, dated August 18, 2006, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.38	Outperformance Long-Term Incentive Plan Agreement, dated August 18, 2006, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.39	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.40	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.41	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.42	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.43	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.44	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No.
			001-11690)
10	10.45	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.46	Developers Diversified Realty Corporation 2005 Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.2	Consent of PricewaterhouseCoopers LLP (TRT DDR Venture I General Partnership)	Annual Report on Form 10-K (Filed with the SEC on February 29, 2008)
23	23.3	Consent of PricewaterhouseCoopers LLP (DDRTC Core Retail Fund, LLC)	Filed herewith
23	23.4	Consent of PricewaterhouseCoopers (Macquarie DDR Trust)	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	TRT DDR Venture I General Partnership Consolidated Financial Statements	Annual Report on Form 10-K (Filed with the SEC on February 29, 2008)
99	99.2	DDRTC Core Retail Fund, LLC Consolidated Financial Statements	Filed herewith
99	99.3	Macquarie DDR Trust Consolidated Financial Statements	Filed herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the three years ended December 31, 2008	F-4
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2008	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2008	F-60
III — Real Estate and Accumulated Depreciation at December 31, 2008	F-61
IV — Mortgage Loans on Real Estate at December 31, 2008	F-74
EX-10.5
EX-10.22
EX-10.23
EX-10.24
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.31
EX-10.32
EX-10.35
EX-10.36
EX-21.1
EX-23.1
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.2
EX-99.3

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRTC Core Retail Fund LLC, Macquarie DDR Trust and TRT DDR Venture I General Partnership, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries at December 31, 2008, and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/
PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 27, 2009

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007

Assets
Land	$2,073,947	$2,142,942
Buildings	5,890,332	5,933,890
Fixtures and tenant improvements	262,809	237,117

	8,227,088	8,313,949
Less: Accumulated depreciation	(1,208,903)	(1,024,048)

	7,018,185	7,289,901
Construction in progress and land under development	879,547	664,926
Real estate held for sale	—	5,796

	7,897,732	7,960,623
Investments in and advances to joint ventures	583,767	638,111
Cash and cash equivalents	29,494	49,547
Restricted cash	111,792	58,958
Accounts receivable, net	164,356	199,354
Notes receivable	75,781	18,557
Deferred charges, net	26,613	31,172
Other assets	128,790	133,494

	$9,018,325	$9,089,816

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,452,741	$2,622,219
Revolving credit facility	1,027,183	709,459

	3,479,924	3,331,678
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,637,440	1,459,336

	2,437,440	2,259,336

Total indebtedness	5,917,364	5,591,014
Accounts payable and accrued expenses	169,014	141,629
Dividends payable	6,967	85,851
Other liabilities	112,165	143,616

	6,205,510	5,962,110

Minority equity interests	120,120	111,767
Operating partnership minority interests	8,010	17,114

	6,333,640	6,090,991
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares (Note 12)	555,000	555,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 128,642,765 and 126,793,684 shares issued at December 31, 2008 and 2007, respectively	12,864	12,679
Paid-in-capital	2,770,194	3,029,176
Accumulated distributions in excess of net income	(608,675)	(260,018)
Deferred compensation obligation	13,882	22,862
Accumulated other comprehensive (loss) income	(49,849)	8,965
Less: Common shares in treasury at cost: 224,063 and 7,345,304 shares at December 31, 2008 and 2007, respectively	(8,731)	(369,839)

	2,684,685	2,998,825

	$9,018,325	$9,089,816

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006

Revenues from operations:
Minimum rents	$628,664	$635,415	$529,204
Percentage and overage rents	9,414	10,540	10,627
Recoveries from tenants	198,919	203,126	168,935
Ancillary and other property income	22,294	19,518	19,434
Management fees, development fees and other fee income	62,890	50,840	30,294
Other	9,291	13,697	14,857

	931,472	933,136	773,351

Rental operation expenses:
Operating and maintenance	146,346	131,409	106,015
Real estate taxes	110,773	107,428	89,505
Impairment charges	79,864	—	—
General and administrative	97,719	81,244	60,679
Depreciation and amortization	242,032	214,445	180,377

	676,734	534,526	436,576

Other income (expense):
Interest income	5,473	8,772	9,050
Interest expense	(244,212)	(258,149)	(208,536)
Gain on repurchase of senior notes	11,552	—	—
Abandoned projects and transaction costs	(12,433)	—	—
Other expense, net	(15,819)	(3,019)	(446)

	(255,439)	(252,396)	(199,932)

(Loss) income before equity in net income of joint ventures, impairment of joint venture investments, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	(701)	146,214	136,843
Equity in net income of joint ventures	17,719	43,229	30,337
Impairment of joint venture investments	(106,957)	—	—

(Loss) income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	(89,939)	189,443	167,180
Minority interests:
Minority equity interests	12,333	(6,253)	(6,777)
Preferred operating partnership minority interests	—	(9,690)	—
Operating partnership minority interests	(1,145)	(2,275)	(2,116)

	11,188	(18,218)	(8,893)
Tax benefit of taxable REIT subsidiaries and franchise taxes	17,434	14,669	2,497

(Loss) income from continuing operations	(61,317)	185,894	160,784

Discontinued operations:
Income from discontinued operations	1,409	9,043	9,406
(Loss) gain on disposition of real estate, net of tax	(4,830)	12,259	11,051

	(3,421)	21,302	20,457

(Loss) income before gain on disposition of real estate	(64,738)	207,196	181,241
Gain on disposition of real estate, net of tax	6,962	68,851	72,023

Net (loss) income	$(57,776)	$276,047	$253,264

Preferred dividends	42,269	50,934	55,169

Net (loss) income applicable to common shareholders	$(100,045)	$225,113	$198,095

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations	$(0.80)	$1.68	$1.63
(Loss) income from discontinued operations	(0.03)	0.18	0.19

Net (loss) income applicable to common shareholders	$(0.83)	$1.86	$1.82

Diluted earnings per share data:
(Loss) income from continuing operations	$(0.80)	$1.67	$1.62
(Loss) income from discontinued operations	(0.03)	0.18	0.19

Net (loss) income applicable to common shareholders	$(0.83)	$1.85	$1.81

Dividends declared per common share	$2.07	$2.64	$2.36

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

				Accumulated		Accumulated	Unearned
				Distributions in	Deferred	Other	Compensation-	Treasury
	Preferred	Common	Paid-in-	Excess of	Compensation	Comprehensive	Restricted	Stock at
	Shares	Shares	Capital	Net Income	Obligation	Income/(Loss)	Stock	Cost	Total

Balance, December 31, 2005	$705,000	$10,895	$1,945,245	$(99,756)	$11,616	$10,425	$(13,144)	$—	$2,570,281
Issuance of 726,574 common shares for cash related to exercise of stock options, dividend reinvestment plan and director compensation	—	28	(1,819)	—	—	—	—	10,028	8,237
Redemption of operating partnership units in exchange for common shares	—	45	22,371	—	—	—	—	—	22,416
Repurchase of 909,000 common shares	—	—	—	—	—	—	—	(48,313)	(48,313)
Issuance of 64,940 common shares related to restricted stock plan	—	6	653	—	—	—	—	(150)	509
Vesting of restricted stock	—	—	1,628	—	770	—	—	(1,585)	813
Purchased option arrangement on common shares	—	—	(10,337)	—	—	—	—	—	(10,337)
Adoption of SFAS 123(R)	—	—	(1,558)	—	—	—	13,144	—	11,586
Stock-based compensation	—	—	3,446	—	—	—	—	—	3,446
Dividends declared-common shares	—	—	—	(257,954)	—	—	—	—	(257,954)
Dividends declared-preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)
Comprehensive income (Note 16):
Net income	—	—	—	253,264	—	—	—	—	253,264
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(2,729)	—	—	(2,729)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	1,587	—	—	1,587

Comprehensive income	—	—	—	253,264	—	(2,596)	—	—	250,668

Balance, December 31, 2006	705,000	10,974	1,959,629	(159,615)	12,386	7,829	—	(40,020)	2,496,183
Issuance of 69,964 common shares related to the exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	—	(28,326)	—	3,739	—	—	33,059	8,472
Issuance of 11,599,134 common shares for cash-underwritten offering	—	1,160	745,485	—	—	—	—	—	746,645
Issuance of 5,385,324 common shares associated with the IRRETI merger	—	539	378,580	—	—	—	—	15,041	394,160
Repurchase of common shares	—	—	—	—	—	—	—	(378,942)	(378,942)
Issuance of restricted stock	—	6	(674)	—	487	—	—	1,459	1,278
Vesting of restricted stock	—	—	(3,567)	—	6,250	—	—	(436)	2,247
Purchased option arrangement on common shares	—	—	(32,580)	—	—	—	—	—	(32,580)
Redemption of preferred shares	(150,000)	—	5,405	(5,405)	—	—	—	—	(150,000)
Stock-based compensation	—	—	5,224	—	—	—	—	—	5,224
Dividends declared-common shares	—	—	—	(324,907)	—	—	—	—	(324,907)
Dividends declared-preferred shares	—	—	—	(46,138)	—	—	—	—	(46,138)
Comprehensive income (Note 16):
Net income	—	—	—	276,047	—	—	—	—	276,047
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(20,126)	—	—	(20,126)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	22,716	—	—	22,716

Comprehensive income	—	—	—	276,047	—	1,136	—	—	277,183

Balance, December 31, 2007	555,000	12,679	3,029,176	(260,018)	22,862	8,965	—	(369,839)	2,998,825
Issuance of 8,142 common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	1	(2,671)	—	702	—	—	8,711	6,741
Issuance of 1,840,939 common shares for cash-underwritten offering	—	184	(286,220)	—	—	—	—	327,387	41,352
Issuance of restricted stock	—	—	(5,681)	—	4,289	—	—	6,578	5,187
Vesting of restricted stock	—	—	16,745	—	(13,971)	—	—	(4,895)	(2,121)
Stock-based compensation	—	—	24,017	—	—	—	—	—	24,017
Redemption of 463,185 operating partnership units in exchange for common shares	—	—	(5,172)	—	—	—	—	23,327	18,155
Dividends declared-common shares	—	—	—	(248,612)	—	—	—	—	(248,612)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 16):
Net loss	—	—	—	(57,776)	—	—	—	—	(57,776)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(13,293)	—	—	(13,293)
Amortization of interest rate contracts	—	—	—	—	—	(643)	—	—	(643)
Foreign currency translation	—	—	—	—	—	(44,878)	—	—	(44,878)

Comprehensive loss	—	—	—	(57,776)	—	(58,814)	—	—	(116,590)

Balance, December 31, 2008	$555,000	$12,864	$2,770,194	$(608,675)	$13,882	$(49,849)	$—	$(8,731)	$2,684,685

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2008	2007	2006

Cash flow from operating activities:
Net (loss) income	$(57,776)	$276,047	$253,264
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	246,374	224,375	193,527
Stock-based compensation	27,970	5,224	3,446
Amortization of deferred finance costs and settled interest rate protection agreements	10,292	9,750	7,756
Ineffective portion of derivative financing investments	—	—	1,157
Net cash paid from interest rate hedging contracts	(5,410)
Equity in net income of joint ventures	(17,719)	(43,229)	(30,337)
Impairment of joint venture investments	106,957	—	—
Cash distributions from joint ventures	24,427	33,362	23,304
Operating partnership minority interest expense	1,145	2,275	2,116
Preferred operating partnership minority interest expense	—	9,690	—
Gain on disposition of real estate	(2,132)	(81,110)	(83,074)
Impairment charge, net of minority interest	67,614	—	—
Net change in accounts receivable	(1,215)	(47,999)	(38,013)
Net change in accounts payable and accrued expenses	44,244	(11,955)	9,875
Net change in other operating assets and liabilities	(20,203)	38,186	(2,329)

Total adjustments	482,344	138,569	87,428

Net cash flow provided by operating activities	424,568	414,616	340,692

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(394,332)	(2,789,132)	(454,357)
Equity contributions to joint ventures	(98,113)	(247,882)	(206,645)
(Advances to) repayment of joint venture advances, net	(56,926)	1,913	622
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	—	1,274,679	298,059
Proceeds from sale and refinancing of joint venture interests	12,154	43,041	—
Return on investments in joint ventures	28,211	20,462	50,862
(Issuance) repayment of notes receivable, net	(36,047)	1,014	6,834
Increase in restricted cash	(52,834)	(58,958)	—
Proceeds from disposition of real estate	133,546	606,547	101,578

Net cash flow used for investing activities	(464,341)	(1,148,316)	(203,047)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	343,201	412,436	147,500
Proceeds from term loan borrowings	—	1,150,000	—
Repayment of term loans	—	(750,000)	(20,000)
Proceeds from mortgage and other secured debt	466,936	134,300	11,093
Principal payments on mortgage debt	(306,309)	(401,697)	(153,732)
Repayment of senior notes	(170,332)	(197,000)	—
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 and $550 in 2007 and 2006, respectively	—	587,733	244,450
Payment of deferred finance costs	(5,522)	(5,337)	(4,047)
Redemption of preferred shares	—	(150,000)	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses paid of $208 in 2007	41,352	746,645	—
Payment of underwriting commissions for forward-equity contract	—	(32,580)	(4,000)
Purchased option arrangement for common shares	—	—	(10,337)
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan and dividend reinvestment plan	1,371	11,998	9,560
Proceeds from issuance of preferred operating partnership interest, net of expenses	—	484,204	—
Redemption of preferred operating partnership interest	—	(484,204)	—
Contribution from minority interest shareholders	28,487	—	—
Return of investment — minority interest shareholders	(4,970)	(4,261)	—
Purchase of operating partnership minority interests	(46)	(683)	(2,097)
Distributions to preferred and operating partnership minority interests	(1,705)	(11,907)	(2,347)
Repurchase of common shares	—	(378,942)	(48,313)
Net cash received from foreign currency hedge contract	—	1,250	—
Dividends paid	(369,765)	(356,464)	(307,652)

Net cash provided by (used for) financing activities	22,698	755,491	(139,922)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(17,075)	21,791	(2,277)
Effect of exchange rate changes on cash and cash equivalents	(2,978)	(622)	—
Cash and cash equivalents, beginning of year	49,547	28,378	30,655

Cash and cash equivalents, end of year	$29,494	$49,547	$28,378

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are primarily engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers and enclosed malls. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart and Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart). At December 31, 2008, the Company owned or had interests in 702 shopping centers in 45 states plus Puerto Rico and Brazil, and six business centers in four states. The Company has an interest in 329 of these shopping centers through equity method investments. The Company also had assets under development in Canada and Russia. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

Consolidated revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.5%, 4.3% and 4.7% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The total percentage of Company-owned gross leasable area (“GLA”) (all references are unaudited) attributed to Wal-Mart was 8.6% at December 31, 2008. The Company’s 10 largest tenants constituted 20.0%, 18.5% and 17.7% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of the location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company’s ability to attract or retain tenants. During the three years ended December 31, 2008, 2007 and 2006, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws, including Mervyns and Circuit City which, as of December 31, 2008, represented approximately 4.2% and 1.2%, respectively, of the Company’s total revenues.

Principles of Consolidation

The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not a VIE as defined in FIN 46(R) in which it has effective control. The Company consolidates one entity pursuant to the provisions of Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise significant influence over the entity with respect to its operations and major decisions. See Note 2 for a discussion of one significant joint venture that is considered a VIE but for which the Company is not considered the primary beneficiary.

In 2005, the Company formed a joint venture with Macquarie DDR Trust (Note 2) and DDR MDT MV LLC (“MV LLC”) that acquired the underlying real estate of 37 operating Mervyns stores. DDR provides management, financing, expansion, re-tenanting and oversight services for these real estate investments. The Company holds a 50% economic interest in MV LLC, which is considered a VIE. The Company was determined to be the primary beneficiary due to related party considerations, as defined in FIN 46(R), as well as being the member determined to have a greater exposure to variability in expected losses as DDR is entitled to earn certain fees from the joint venture. DDR earned aggregate fees of $1.4 million and $1.3 million during 2008 and 2007, respectively. MV LLC had total real estate assets of $348.5 million and $405.8 million at December 31, 2008 and 2007, respectively, and total non-recourse mortgage debt of $258.5 million at December 31, 2008 and 2007, and is consolidated in the results of the Company. All fees earned from the joint venture are eliminated in consolidation.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Contribution of net assets of previously unconsolidated joint ventures	$—	$—	$2.9
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	—	14.4	368.9
Mortgages assumed, shopping center acquisitions and consolidation of previously unconsolidated joint ventures	17.5	446.5	132.9
Liabilities assumed with the acquisition of shopping centers	—	32.5	—
Consolidation of net assets from adoption of EITF 04-05	—	—	43.0
Mortgages assumed, adoption of EITF 04-05	—	—	17.1
Dividends declared, not paid	7.0	85.9	71.3
Fair value of interest rate swaps	21.7	20.1	1.1
Deferred payment of swaption	—	—	2.8
Share issuance for operating partnership unit redemption	9.1	—	14.9

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Building improvements	Useful lives, ranging from five to 40 years
Fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations that improve or extend the life of the asset are capitalized. Included in land at December 31, 2008, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through unconsolidated joint ventures), and excess land of approximately 1,300 acres.

Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds invested in or advanced to unconsolidated joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are substantially completed and the property is available for occupancy by tenants or when construction activities are temporarily ceased. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest until activities are resumed. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs of $14.6 million, $12.8 million and $10.0 million in 2008, 2007 and 2006, respectively.

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

Above- and below-market lease values for acquired properties are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. At December 31, 2008 and 2007, below-market leases aggregated $28.8 million and $31.3 million, respectively. At December 31, 2008 and 2007, above-market leases aggregated $9.1 million and $9.8 million, respectively.

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

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. The Company reviews its real estate assets, including land held for development and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages as well as projected losses on expected future sales. Impairment indicators for pre-development projects, which typically include costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company records impairment losses as an expense to operations and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds, less the costs to sell.

Disposition of Real Estate and Real Estate Investments

Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from dispositions are recognized using the full accrual or partial sale methods, as applicable, in accordance with the provisions of SFAS No. 66, “Accounting for Real Estate Sales” (“SFAS 66”) provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. The Company evaluates the held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. If the Company is not expected to have any significant continuing involvement following the sale, the results of operations of these shopping centers are reflected as discontinued operations in all periods presented.

The Company frequently sells assets from its portfolio and, on occasion, will receive unsolicited offers from third parties to buy individual shopping centers. The Company will generally classify properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Interest and Real Estate Taxes

Interest and real estate taxes incurred during the development and significant expansion of real estate assets are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these expenses when assets are placed in service or upon the temporary suspension of construction. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest, insurance, and taxes until activities are resumed. Interest paid during the years ended December 31, 2008, 2007 and 2006, aggregated $281.4 million, $296.6 million and $239.3 million, respectively, of which $39.2 million, $26.9 million and $20.0 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company contributes assets to an unconsolidated joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of SFAS 66 and Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” paragraph 30, the Company recognizes gains on the contribution of real estate to unconsolidated joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). As disclosed in Note 14, the Company recorded an aggregate impairment charge of approximately $107.0 million relating to its investments in unconsolidated joint ventures during the year ended December 31, 2008.

Goodwill is included in the consolidated balance sheet caption Investments in and Advances to Joint Ventures in the amount of $5.4 million as of December 31, 2008 and 2007. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with unconsolidated joint ventures acquired in past business combinations, ceased upon adoption of SFAS 142. The Company evaluated the goodwill related to its unconsolidated joint venture investments for impairment and determined that it was not impaired as of December 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

Restricted Cash

Restricted Cash is comprised of the following (in thousands):

	December 31,
	2008	2007

DDR MDT MV LLC(1)	$31,806	$—
DDR MDT MV LLC(2)	33,000	—
Bond fund(3)	46,986	58,958

Total restricted cash	$111,792	$58,958

(1)	MV LLC, which is consolidated by the Company, owns 37 locations formerly occupied by Mervyns. The terms of the original acquisition contained a contingent refundable purchase price adjustment secured by a $25.0 million letter of credit (“LOC”) from the seller of the real estate portfolio, which was owned in part by an affiliate of one of the members of the Company’s board of directors. In addition, MV LLC held a $7.7 million Security Deposit Letter of Credit (“SD LOC”) from Mervyns. These LOCs were drawn in full in 2008 due to Mervyns filing for protection under Chapter 11 of the United States Bankruptcy Code. Although the funds are required to be placed in escrow with MV LLC’s lender to secure the entity’s mortgage loan, these funds are available for re-tenanting expenses or to fund debt service. The funds will be released as the related leases are either assumed or released, or the debt is repaid. The balance at December 31, 2008, has been adjusted for a release of $1.1 million by the lender relating to unencumbered assets and an increase of $0.2 million in interest income.

(2)	In connection with MV LLC’s draw of the $25.0 million LOC, MV LLC was required under the loan agreement to provide an additional $33.0 million as collateral security for the entity’s mortgage loan. DDR and MDT funded the escrow requirement with proportionate capital contributions. The funds will be released in the same manner as the $25.0 million LOC.

(3)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds were placed in a trust in connection with a Company development project in Mississippi. As construction is completed on the Company’s project in Mississippi, the Company will request disbursement of these funds.

Accounts Receivable

The Company makes estimates of the amounts that will not be collected of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectibility of accounts receivable.

Accounts receivable, other than straight-line rents receivable, are substantially expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $30.3 million and $30.1 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, straight-line rents receivable, net of a provision for uncollectible amounts of $3.3 million and $4.1 million, aggregated $53.8 million and $61.7 million, respectively.

Notes Receivables

Notes receivables include certain loans issued relating to real estate investments. Loan receivables are recorded at stated principal amounts. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is generally recognized on a cost-recovery basis.

Deferred Charges

Costs incurred in obtaining indebtedness are included in deferred charges in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the related debt agreements, which approximates the effective interest method. Such amortization is reflected as interest expense in the consolidated statements of operations.

Intangible Assets

In addition to the intangibles discussed above in purchase price accounting, the Company has finite-lived intangible assets, composed of management contracts associated with the Company’s acquisition of an unconsolidated joint venture, stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets, net, are included in the balance sheet caption Investments in and Advances to Joint Ventures in the amount of $1.6 million and $1.9 million as of December 31, 2008 and 2007, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired. The estimated amortization expense associated with this intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period that the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants and kiosk income, is recognized in the period earned. Lease termination fees are included in other income and recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses directly associated with the re-leasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS 123, which requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements based upon the grant date fair value. The grant date fair value of the portion of the restricted stock and performance unit awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.

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

The compensation cost recognized under SFAS 123(R) was $29.0 million (which includes a charge of $15.8 million related to the termination of an equity award plan), $11.0 million and $8.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008 and 2007, the Company capitalized $0.4 million and $0.3 million of stock-based compensation, respectively. There were no significant capitalized stock-based compensation costs in 2006. See Note 18, “Benefit Plans,” for additional information.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.

In connection with the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to participate in certain activities that it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

Foreign Currency Translation

The financial statements of several international consolidated and unconsolidated joint venture investments are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Income (Loss). Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred. Foreign currency gains or losses from changes in exchange rates were not material to the consolidated operating results.

Treasury Stock

The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuances of our treasury stock at an amount below cost are recorded as a charge to paid in capital due to the Company’s cumulative distributions in excess of net income.

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

New Accounting Standards Implemented

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS 159 on January 1, 2008, and did not elect to measure any assets, liabilities or firm commitments at fair value.

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for disclosure requirements and its financial assets and liabilities, including valuations associated with the impairment assessment of unconsolidated joint ventures on January 1, 2008.

For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial position and results of operations.

FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued Staff Position (“FSP”) FAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP and FIN 46(R)-8 on December 31, 2008.

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — FSP FAS 157-3

In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008, did not have a material impact on the Company’s financial position and results of operations.

New Accounting Standards to Be Implemented

Business Combinations — SFAS 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into new acquisitions in 2009 and beyond that qualify as businesses, this standard will require that acquisition costs and certain fees, which are currently capitalized and allocated to the basis of the acquisition, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. (The Company is currently assessing the impact, if any, the adoption of SFAS 141(R) will have on its financial position and results of operations.) The Company will assess the impact of significant transactions, if any, as they are contemplated.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160

In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). A non-controlling interest, sometimes called minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS 160 will have on the Company’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — SFAS 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of SFAS 161 will have on its financial statement disclosures.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1

In May 2008, the FASB issued a FSP, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP APB 14-1 requires that the debt proceeds from the sale of $250 million of 3.5% convertible notes, due in 2011, and $600 million of 3.0% convertible notes, due in 2012, be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component are required to be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the interest method. As a result, the Company will report a lower net income as interest expense would be increased to include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The adoption of FSP APB 14-1 will result in the Company restating prior years and recording a charge to interest expense of approximately $14.9 million, $12.1 million and $1.3 million, respectively, and $0.12 per share (basic and diluted), $0.10 per share (basic and diluted) and $0.01 per share (basic and diluted), respectively, for the years ended December 31, 2008, 2007 and 2006, in future financial statements. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3

In February 2008, the FASB issued an FSP, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). FSP FAS No. 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS 140-3 includes a

“rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.

Determination of the Useful Life of Intangible Assets — FSP FAS 142-3

In April 2008, the FASB issued an FSP “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP,142-3 will have on its financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1

In June 2008, the FASB issued an FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF 03-6-1 will have on its financial position and results of operations.

EITF Issue No. 08-6, Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 applies to all investments accounted for under the equity method. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of EITF 08-6 will have on its financial position and results of operations.

2.	Investments in and Advances to Joint Ventures

The Company’s significant unconsolidated joint ventures at December 31, 2008, are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Ventures	Percentage (1)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
DDRA Community Centers Five LP	50.0	Five shopping centers in several states
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
Sansone Group/DDRC LLC	50.0	A management and development company
Sonae Sierra Brazil BV Sarl	47.4	Nine shopping centers, one shopping center under development and a management company in Brazil
Retail Value Investment Program IIIB LP	25.75	A shopping center in Deer Park, Illinois
Retail Value Investment Program VIII LP	25.75	A shopping center in Austin, Texas
RO & SW Realty LLC	25.25	11 shopping centers in several states
Cole MT Independence Missouri JV LLC	25.0	A shopping center in Independence, Missouri
DDR Macquarie Fund	25.0	50 shopping centers in several states
Retail Value Investment Program VII LLC	21.0	Two shopping centers in California
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Fairplain LLC	20.0	A shopping center in Benton Harbor, Michigan
Coventry II DDR Merriam Village LLC	20.0	A shopping center in Merriam, Kansas
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
Coventry II DDR Ward Parkway LLC	20.0	A shopping center in Kansas City, Missouri
DDR Domestic Retail Fund I	20.0	63 shopping centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail properties in several states
DDR — SAU Retail Fund LLC	20.0	29 shopping centers located in several states
Service Holdings LLC	20.0	44 retail sites in several states
Coventry II DDR Westover LLC	20.0	A shopping center in San Antonio, Texas
Coventry II DDR Tri-County LLC	20.0	A shopping center in Cincinnati, Ohio
DDRTC Core Retail Fund LLC	15.0	66 assets in several states
Macquarie DDR Trust	12.3	An Australian Real Estate Investment Trust
Coventry II DDR Bloomfield LLC	10.0	A shopping center under development in Bloomfield Hills, Michigan
Coventry II DDR Marley Creek Square LLC	10.0	A shopping center in Orland Park, Illinois
Coventry II DDR Montgomery Farm LLC	10.0	A shopping center in Allen, Texas
DPG Realty Holdings LLC	10.0	12 neighborhood grocery-anchored retail properties in several states
TRT DDR Venture I	10.0	Three shopping centers in several states
DDR MDT PS LLC	0.0	Six shopping centers in several states

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

Combined condensed unconsolidated financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2008	2007

Combined balance sheets
Land	$2,378,033	$2,384,069
Buildings	6,353,985	6,253,167
Fixtures and tenant improvements	131,622	101,115

	8,863,640	8,738,351
Less: Accumulated depreciation	(606,530)	(412,806)

	8,257,110	8,325,545
Construction in progress	412,357	207,387

Real estate, net	8,669,467	8,532,932
Receivables, net	136,410	124,540
Leasehold interests	12,615	13,927
Other assets	315,591	365,925

	$9,134,083	$9,037,324

Mortgage debt	$5,776,897	$5,551,839
Amounts payable to DDR	64,967	8,492
Other liabilities	237,363	201,083

	6,079,227	5,761,414
Accumulated equity	3,054,856	3,275,910

	$9,134,083	$9,037,324

Company’s share of accumulated equity(1)	$622,569	$614,477

	For the Year Ended December 31,
	2008	2007	2006

Combined statements of operations
Revenues from operations	$946,340	$812,630	$429,190

Rental operation expenses	328,875	272,277	145,893
Impairment charges	3,887	—	—
Depreciation and amortization expense	241,652	193,032	81,262
Interest expense	307,580	269,405	129,000

	881,994	734,714	356,155

Income before gain on disposition of real estate and discontinued operations	64,346	77,916	73,035
Income tax expense (primarily Sonae Sierra Brazil), net	(15,479)	(4,839)	(1,176)
(Loss) gain on disposition of real estate	(67)	94,386	398
Other	(31,318)	—	—

Income from continuing operations	17,482	167,463	72,257

Discontinued operations:
Income (loss) from discontinued operations, net of tax	105	(784)	24
Gain on disposition of real estate, net of tax	7,364	2,516	20,343

	7,469	1,732	20,367

Net income	$24,951	$169,195	$92,624

Company’s share of net income(2)	$17,335	$44,537	$28,530

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,
	2008	2007

Company’s proportionate share of accumulated equity	$622.6	$614.5
Basis differentials(2)	(4.6)	114.1
Deferred development fees, net of portion relating to the Company’s interest	(5.2)	(3.8)
Basis differential upon transfer of assets(2)	(95.4)	(97.2)
Notes receivable from investments	1.4	2.0
Amounts payable to DDR	65.0	8.5

Investments in and advances to joint ventures(1)	$583.8	$638.1

(1)	The difference between the Company’s share of accumulated equity and the investments in, and advances to, joint ventures recorded on the Company’s consolidated balance sheets primarily results from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest notes and amounts receivable from the unconsolidated joint ventures’ investments.

(2)	Basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset.

Differences in income also occur when the Company acquires assets from unconsolidated joint ventures. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been increased by $0.4 million, reduced by $1.2 million and increased by $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, to reflect additional basis depreciation and basis differences in assets sold.

The Company has made advances to several joint ventures in the form of notes receivable and fixed-rate loans that accrue interest at rates ranging from 10.5% to 12.0%. Maturity dates range from payment on demand to July 2011. Included in the Company’s accounts receivables are approximately $8.2 million and $5.0 million at December 31, 2008 and 2007, respectively, due from affiliates related to construction receivables.

Service fees earned by the Company through management, leasing, development and financing activities related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006

Management and other fees	$50.3	$40.4	$23.7
Acquisition, financing, guarantee and	1.6	8.5	0.5
other fees(1)
Development fees and leasing commissions	12.0	9.6	6.1
Interest income	0.8	0.5	5.4

(1)	Acquisition fees of $6.3 million were earned from the formation of the DDRTC Core Retail Fund LLC in 2007, excluding the Company’s retained ownership. Financing fees were earned from several unconsolidated joint venture interests, excluding the Company’s retained ownership. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets and financings and re-financings of unconsolidated joint ventures.

The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture (Reciprocal Purchase Rights), to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years, or if either party is in default of the joint venture agreements. Under these provisions, the Company is not obligated to purchase the interests of its outside joint venture partners.

Unconsolidated Joint Venture Interests

DDR Macquarie Fund and Macquarie DDR Trust

The Company entered into a joint venture with Macquarie DDR Trust (ASX:MDT) (“MDT”), an Australian Real Estate Investment Trust which is managed by an affiliate of Macquarie Group Limited (ASX: MQG), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund”). DDR Macquarie Fund is in the business of expanding, owning and operating shopping centers. DDR provides management, financing, expansion, re-tenanting and oversight services on these real estate investments.

In February 2008, the Company began purchasing units of MDT. Through December 31, 2008, the Company purchased an aggregate of 115.7 million units of MDT at an aggregate purchase price of $43.4 million. Through the combination of its purchase of the units in MDT (8.3% on a weighted-average basis for the year ended December 31, 2008, and 12.3% as of December 31, 2008) and its 14.5% direct and indirect ownership of the DDR Macquarie Fund, DDR is entitled to an approximate 25.0% effective economic interest in the DDR Macquarie Fund as of December 31, 2008. As the Company’s direct and indirect investments in MDT and the DDR Macquarie Fund give it the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the DDR Macquarie Fund using the equity method of accounting.

At December 31, 2008, the market price of the MDT shares as traded on the Australian Securities Exchange was $0.04 per share, as compared to $0.25 per share at September 30, 2008. This represents a decline of over 80% in value in the fourth quarter of 2008. Due to the significant decline in the unit value of this investment, as well as the continued deterioration of the global capital markets and the related impact on the real estate market and retail industry, the Company determined that the loss in value was other than temporary pursuant to the provisions of APB 18. Accordingly, the Company recorded an impairment charge of approximately $31.7 million related to this investment (Note 14) reducing its investment in MDT to $4.8 million at December 31, 2008. MDT was considered a significant subsidiary pursuant to applicable Regulation S-X rules at December 31, 2008 due to the significance of the impairment charge recorded.

DDR Macquarie Fund is a VIE. However, the Company was not determined to be the primary beneficiary, as MDT is the entity that absorbs the majority of the VIE’s “expected losses” pursuant to the provisions of FIN 46(R). The following is summary financial information, available as of December 31, 2008 and 2007, regarding DDR Macquarie Fund and the Company’s investment (in millions):

	December 31,
	2008	2007

Real estate assets	$1,759.2	$1,802.2
Non-recourse debt	1,150.7	1,177.5
DDR direct ownership interest	14.5%	14.5%
DDR maximum exposure to loss:
Investment in DDR Macquarie Fund	26.5	36.3
Annual asset management and performance fees	10.4	9.2

The financial statements of DDR Macquarie Fund are included as part of the combined unconsolidated joint ventures financial statements disclosed above. The Company has not provided any additional financial or other support to DDR Macquarie Fund or MDT during 2008 and does not have any contractual commitments or disproportionate obligations to provide additional financial support. The Company has assessed its risk of a loss equal to the maximum exposure to be remote and accordingly has not recognized an obligation associated with any portion of the maximum exposure to loss.

DDR Domestic Retail Fund I

In June 2007, the Company formed DDR Domestic Retail Fund I (the “Domestic Retail Fund”), a Company sponsored, fully-seeded commingled fund. The Domestic Retail Fund acquired 63 shopping center assets aggregating 8.3 million square feet of Company-owned GLA (“Portfolio”) from the Company and a joint venture for approximately $1.5 billion. The Portfolio is composed of 54 assets acquired by the Company through its acquisition of IRRETI (Note 3), seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s consolidated statements of operations. In conjunction with the sale of assets to the Domestic Retail Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third-party consulting firm and recognized this amount as a reduction of gain on disposition of real estate. DDR Markaz LLC recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. As the Company does not have economic or effective control, the Domestic Retail Fund is accounted for using the equity method of accounting. The Company has been engaged by the Domestic Retail Fund to perform day-to-day operations of the properties and receives fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from DDR Markaz LLC to the Domestic Retail Fund, the Company recognized promoted income of approximately $13.6 million, which is included in the equity in net income of joint ventures for the year ended December 31, 2007.

DDRTC Core Retail Fund LLC

In February 2007, the Company formed a joint venture (“DDRTC Core Retail Fund LLC”) with TIAA-CREF , which acquired 66 shopping center assets from IRRETI comprising approximately 15.6 million square feet of Company-owned GLA. DDRTC Core Retail Fund LLC is owned 85% by TIAA-CREF and 15% by the Company. As the Company does not have economic or effective control, DDRTC Core Retail Fund LLC is accounted for using the equity method of accounting. Real estate and related assets of approximately $3.0 billion were acquired by DDRTC Core Retail Fund LLC. The DDRTC Core Retail Fund had debt of approximately $1.8 billion at formation, of which $285.6 million was assumed in connection with the acquisition of the properties. Pursuant to the terms of the joint venture agreement, the Company earned an acquisition fee of $6.3 million during the year ended December 31, 2007, and receives ongoing asset management, property management and construction management fees, plus fees on leasing and ancillary income. At December 31, 2008, this joint venture was considered a significant subsidiary pursuant to applicable Regulation S-X rules due to the significance of the impairment charge recorded as discussed below.

Coventry II Fund

The Company and Coventry Real Estate Advisors (“CREA”) formed Coventry Real Estate Fund II (the “Coventry II Fund”). The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers owns a common equity interest in this Coventry II Fund or has any incentive compensation tied to this Coventry II Fund. The Coventry II Fund’s strategy was to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion.

The Coventry II Fund and the Company, through a joint venture, acquired 11 value-added retail properties and owns 44 sites formerly occupied by Service Merchandise in the United States. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

As of December 31, 2008, the aggregate amount of the Company’s net investment in the Coventry II joint ventures is approximately $72.0 million. The Company has also advanced $58.1 million of financing to one of the Coventry II joint ventures which accrues interest at the greater of LIBOR plus 700 basis points or 12% and has an initial maturity of July 2011. In addition to its existing equity and note receivable, the Company has provided payment guaranties to third-party lenders in connection with financing for seven of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $35.3 million.

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2005:

•	A 10% interest in a shopping center in Kildeer, Illinois, sold in 2006;

•	A 20% interest in Service Merchandise sites, six sites sold in 2007 and one site sold in 2006;

•	A 20.75% interest in one property in Everett, Washington, sold in 2006;

•	A 25.5% interest in five properties in Kansas City, Kansas and Kansas City, Missouri, one sold in 2007 and four sold in 2006;

•	An approximate 25% interest in one Service Merchandise site sold in 2006 and

•	A 50% interest in a property in Fort Worth, Texas, sold in 2006.

In addition, a 50% owned joint venture sold its interest in vacant land in 2007. This disposition did not meet the discontinued operations disclosure requirement.

Impairment of Joint Venture Investments

In December 2008, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry which accelerated during the fourth quarter of 2008, the Company determined that several of its unconsolidated joint venture investments incurred an “other than temporary impairment” at December 31, 2008. The approximately $107.0 million of impairment charges associated with the joint venture investments described below were determined in accordance with APB 18. The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than “temporary” decline must be recognized. The estimated fair value of each investment was determined pursuant to the provisions of SFAS 157 (Note 14) because investments in unconsolidated joint ventures are considered financial assets subject to the provisions of this standard. A summary of the impairment charge by investment is as follows (in millions):

DDRTC Core Retail Fund LLC	$47.3
Macquarie DDR Trust	31.7
DDR-SAU Retail Fund LLC	9.0
Coventry II DDR Bloomfield LLC	10.8
Coventry II DDR Merriam Village LLC	3.3
RO & SW Realty LLC/Central Park Solon LLC (Note 17)	3.2
DPG Realty Holdings LLC	1.7

$107.0

3.	Acquisitions and Pro Forma Financial Information

Acquisitions

On February 22, 2007, the shareholders of Inland Retail Real Estate Trust, Inc. (“IRRETI”) approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. Pursuant to the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The other assets allocation of $34.2 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $7.5 million for above-market leases and $8.4 million for below-market leases. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets, among other reasons.

The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion were recorded by the Company and approximately $3.0 billion was recorded by the DDRTC Core Retail Fund LLC joint venture. The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, totaling approximately 35.2 million square feet of Company-owned GLA, and five development properties. In connection with the merger, the DDRTC Core Retail Fund LLC joint venture acquired 66 of these shopping centers, totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company sold or transferred 78 of the assets, valued at approximately $1.2 billion, acquired in the merger with IRRETI, 21 of which were sold to independent buyers with the remaining 57 contributed to unconsolidated joint ventures.

At December 31, 2007, the total aggregate purchase price, based on the remaining 171 IRRETI properties that were wholly owned by the Company as of that date, was allocated as follows (in thousands):

Land	$478,197
Building	1,078,815
Tenant improvements	9,949
Intangible assets	41,673

$1,608,634

In 2006, the MV LLC joint venture purchased the underlying real estate of one operating Mervyns site for approximately $11.0 million, and the Company purchased one additional site for approximately $12.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds (Note 17). The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as DDR Macquarie Fund for property management services.

Pro Forma Financial Information

The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2007 and 2006, as if the IRRETI merger and the formation of the DDRTC Core Retail Fund LLC joint venture had occurred at the beginning of each period presented. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the year ended 2007, including severance, a substantial portion of which management believes to be non-recurring.

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

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated; nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the Year Ended December 31,
	(Unaudited)
	2007	2006

Pro forma revenues	$926,030	$928,841

Pro forma income from continuing operations	$145,557	$203,928

Pro forma income from discontinued operations	$21,302	$20,457

Pro forma net income applicable to common shareholders	$184,909	$244,460

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.33	$1.77
Income from discontinued operations	0.17	0.17

Net income applicable to common shareholders	$1.50	$1.94

Diluted earning per share data:
Income from continuing operations applicable to common shareholders	$1.32	$1.77
Income from discontinued operations	0.16	0.16

Net income applicable to common shareholders	$1.48	$1.93

The above supplemental pro forma financial information does not present the acquisitions described below or the disposition of real estate assets. In addition, the above supplemental pro forma operating data does not present the sale of assets for the years ended December 31, 2007 and 2006, or the formation of a joint venture which owns three assets.

During the year ended December 31, 2006, the Company acquired its partners’ interests, at an initial aggregate investment of approximately $94.1 million, net of mortgages assumed, in the following joint venture properties:

		Company-
		Owned
	Interest	Square Feet
	Acquired	(Thousands)

Phoenix, Arizona	50%	197
Pasadena, California	75%	557
Salisbury, Maryland	50%	126
Apex, North Carolina	80%/20%	324
San Antonio, Texas	50%	Under Development

		1,204

Additionally, the Company acquired one Mervyns site for approximately $12.4 million, which was accounted for as a financing lease. (Note 17).

4.	Notes Receivable

The Company has notes receivables aggregating $75.8 million and $18.6 million, including accrued interest, at December 31, 2008 and 2007, respectively. The notes are secured by certain rights in development projects, partnership interests, sponsor guarantees and real estate assets. Included in Notes Receivable are other financing receivables that consist of loans acquired. For a complete listing of the Company’s financing receivables at December 31, 2008, see Financial Statement Schedule IV of this annual report on Form 10-K.

Notes receivable consists of the following (in millions):

	December		Maturity	Interest
	2008	2007	Date	Rate

Tax Increment Financing Bonds(1):
Town of Plainville, Connecticut	$6.8	$7.0	April 2021	7.13%
City of Merriam, Kansas	4.8	6.0	February 2016	6.9%
City of St. Louis, Missouri	2.8	2.5	July 2026	7.1% - 8.5%
Chemung County Industrial Development Agency	2.0	1.9	April 2014 and April 2018	5.5%

	16.4	17.4
Other notes	2.1	1.2
Financing receivables	57.3	—	December 2010 to September 2017	6.0% -12.0%

	$75.8	$18.6

(1)	Interest and principal are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

The following table reconciles the financing receivables on real estate from January 1, 2008, to December 31, 2008 (in thousands):

2008

Balance at January 1	$—
Additions:
New mortgage loans	62,729

Deductions:
Loan loss reserve(1)	(5,400)

Balance at December 31	$57,329

(1)	Amount classified in other expense, net in the consolidated statements of operations for the year ended December 31, 2008.

As of December 31, 2008, the Company had seven loans with total commitments of up to $77.7 million, of which $62.7 million had been funded. Availability under the Company’s revolving credit facilities is expected to be sufficient to fund these commitments. The Company identified a financing receivable with a carrying value of $10.8 million that was impaired at December 31, 2008 in accordance with SFAS 114 resulting in a specific reserve of approximately $5.4 million, which was driven by the deterioration of the economy and the dislocation of the credit markets. In addition to this receivable, the Company has one additional financing receivable in the amount of $19.0 million that is considered non-performing.

5.	Deferred Charges

Deferred charges consist of the following (in thousands):

	December 31,
	2008	2007

Deferred financing costs	$56,827	$54,547
Less: Accumulated amortization	(30,214)	(23,375)

	$26,613	$31,172

The Company incurred deferred financing costs aggregating $5.7 million and $17.6 million in 2008 and 2007, respectively. Deferred financing costs paid in 2008 primarily relate to mortgages payable (Note 9). Deferred financing costs paid in 2007 primarily relate to the issuance of convertible notes (Note 8), modification of the

Company’s unsecured credit agreements, and expansion of term loans (Note 7). Amortization of deferred charges was $10.1 million, $10.1 million and $7.1 million for the years ended December 2008, 2007 and 2006, respectively.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2008	2007

Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$21,721	$31,201
Tenant relations, net	15,299	22,102

Total intangible assets	37,020	53,303
Other assets:
Prepaids, deposits and other assets	91,770	80,191

Total other assets	$128,790	$133,494

The amortization period of the in-place leases and tenant relations is approximately two to 31 years and 10 years, respectively. The Company recorded amortization expense of approximately $8.8 million, $8.2 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense associated with the Company’s intangible assets is $7.6 million, $7.5 million, $6.6 million, $6.5 million and $6.0 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses.

7.	Revolving Credit Facilities and Term Loans

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, (the “Unsecured Credit Facility”), which was amended in December 2007. The Unsecured Credit Facility, for which JP Morgan serves as the administrative agent, provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate less a specified spread (0.125% at December 31, 2008), as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at December 31, 2008). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain financial covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage, as well as various non-financial covenants including a material adverse change provision. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at December 31, 2008. The facility also provides for an annual facility fee of 0.15% on the entire facility. At December 31, 2008 and 2007, total borrowings under the Unsecured Credit Facility aggregated $975.4 million and $709.5 million, respectively, with a weighted average interest rate of 2.2% and 5.5%, respectively.

The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate less a specified spread (-0.125% at December 31, 2008), as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at

December 31, 2008). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2008. At December 31, 2008, total borrowings under the National City Bank facility aggregated $51.8 million with a weighted average interest rate of 1.1%. At December 31, 2007, there were no borrowings outstanding.

Additionally, the Company maintains an $800 million collateralized term loan with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent (“Term Loan”). The Term Loan matures in February 2011, with a one-year extension option at the option of the Company subject to certain customary closing conditions. Borrowings under this facility bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s current credit rating (0.70% at December 31, 2008). The collateral for this Term Loan is assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. The Company is required to comply with similar covenants as agreed upon in the Company’s Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2008. At December 31, 2008 and 2007, total borrowings under this facility aggregated $800.0 million with a weighted average interest rate of 4.0% and 5.8%, respectively.

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

Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2008, 2007 and 2006 aggregated approximately $2.1 million, $1.9 million and $1.7 million, respectively. At December 31, 2008 and 2007, the Company all of the was in compliance with its financial and other covenant requirements.

8.	Fixed-Rate Notes

The Company had outstanding unsecured fixed-rate notes in the aggregate of approximately $2.5 billion and $2.6 billion at December 31, 2008 and 2007, respectively. Several of the notes were issued at a discount aggregating $1.9 million and $2.8 million at December 31, 2008 and 2007, respectively. The effective interest rates of the unsecured notes range from 3.4% to 7.5% per annum.

In March 2007, the Company issued $600 million of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). In August 2006, the Company issued $250 million of senior convertible notes due in 2011 (the “2006 Senior Convertible Notes” and, together with the 2007 Senior Convertible Notes, the “Senior Convertible Notes”). The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness.

The Senior Convertible Notes are subject to net settlement based on conversion prices (“Conversion Price”) which are subject to adjustment based on increases in the Company’s quarterly stock dividend. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the Senior Convertible Notes.

Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”, from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option was recorded as a reduction of shareholders’ equity.

The following table summarizes the information related to the Senior Convertible Notes (shares and dollars in millions):

			Maximum Common
	Conversion Price	Option Price	Shares	Option Cost

2007 Senior Convertible Notes	$74.56	$82.71	1.1	$32.6
2006 Senior Convertible Notes	$64.23	$65.17	0.5	$10.3

The Company’s various fixed-rate notes have maturities ranging from January 2009 to July 2018. Interest coupon rates ranged from approximately 3.0% to 7.5% (averaging 4.4% and 4.5% at December 31, 2008 and 2007, respectively). Notes issued prior to December 31, 2001, aggregating $100 million, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes issued subsequent to 2001, aggregating $1.2 billion at December 31, 2008, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 (aggregating $345.7 million) are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium is required. The convertible notes, aggregating $833.0 million at December 31, 2008, may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, common shares of the Company’s stock. The fixed-rate senior notes and Senior Convertible Notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears. At December 31, 2008 and 2007, the Company was in compliance with all of the financial and other covenant requirements.

9.	Mortgages Payable and Scheduled Principal Repayments

At December 31, 2008, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.9 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2037. Fixed-rate debt obligations included in mortgages payable at December 31, 2008 and 2007, aggregated approximately $1,373.4 million and $1,310.8 million, respectively. Fixed interest rates ranged from approximately 4.2% to 10.2% (averaging 6.0% and 6.2% at December 31, 2008 and 2007, respectively). Variable-rate debt obligations totaled approximately $264.0 million and $148.5 million at December 31, 2008 and 2007, respectively. Interest rates on the variable-rate debt averaged 1.9% and 6.2% at December 31, 2008 and 2007.

Included in mortgages payable are $71.5 million and $72.8 million of tax-exempt certificates with a weighted average fixed interest rate of 1.9% and 4.1% at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, fixed-rate senior notes and mortgages payable for the next five years and thereafter are as follows (in thousands):

Year	Amount

2009	$399,685
2010	1,983,887
2011	1,609,142
2012	1,041,529
2013	432,348
Thereafter	450,773

$5,917,364

Included in principal payments are $1.0 billion in 2010 and $800 million in 2011, associated with the maturing of the Revolving Credit Facilities and the Term Loans, respectively, both of which have a one year extension option, subject to certain requirements as described above.

10.	Financial Instruments

The Company adopted the provisions of SFAS 157, as amended by FSP FAS No. 157-1, FSP FAS No. 157-2 and FSP FAS No. 157-3, on January 1, 2008. The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with SFAS 157, the following summarizes the fair value hierarchy:

• Level 1 —	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2 —	Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals and

• Level 3 —	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Measurement of Fair Value

At December 31, 2008, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

Although the Company has determined that the certain inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. During the second half of 2008, the credit spreads on the Company and certain of its counterparties widened significantly and as a result, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of all of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. These inputs reflect the Company’s assumptions.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements that are included in other liabilities at December 31, 2008, measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at December 31, 2008
	Level 1	Level 2	Level 3	Total

Derivative Financial Instruments	$—	$—	$21.7	$21.7

The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3). As described above, the Company transferred its derivatives into Level 3 from Level 2 during the fourth quarter of 2008 due to changes in the significance on our derivative’s valuation as a result of changes in nonperformance risk associated with our credit standing.

Derivative Financial
Instruments

Balance of Level 3 at December 31, 2007	$—
Transfers into level 3	(17.1)
Total losses included in other comprehensive (loss) income	(4.6)

Balance at December 31, 2008	$(21.7)

The fair value of derivative financial interests at December 31, 2007 was approximately $17.8 million. The losses of $4.6 million above included in other comprehensive loss are attributable to the change in unrealized gains or losses relating to derivative liabilities that are still held at December 31, 2008, none of which were reported in our consolidated statement of operations.

The Company calculates the fair value of its interest rate swaps pursuant to SFAS 157 based upon the amount of the expected future cash flows paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting our derivative values, we incorporate the nonperformance risk for of both the Company and our counterparties to these contracts based upon either credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

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

Notes receivable and advances to affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $134.0 million and $16.9 million at December 31, 2008 and 2007, respectively, as compared to the carrying amounts of $134.0 million and $16.9 million, respectively. The carrying value of the TIF Bonds (Note 4) approximated its fair value at December 31, 2008 and 2007. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of debt is determined using the trading price of public debt, or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality, and risk profile including the Company’s non-performance risk.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Financial instruments at December 31, 2008 and 2007, with carrying values that are different than estimated fair values, based on the valuation method of SFAS 157 at December 31, 2008 and the valuation method of SFAS 107 at December 31, 2007 are summarized as follows (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$2,452,741	$1,442,264	$2,622,219	$2,450,361
Revolving Credit Facilities and Term Debt	1,827,183	1,752,260	1,509,459	1,509,459
Mortgages payable and other indebtedness	1,637,440	1,570,877	1,459,336	1,501,345

	$5,917,364	$4,765,401	$5,591,014	$5,461,165

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

The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses nonderivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements that the Company enters into. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.

For the year ended December 31, 2008, $25.5 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Risk Management

The Company enters into derivative contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility or, in the case of a fair value hedge, to minimize the impacts of changes in the fair value of the debt. The Company does not typically utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

The Company has six interest rate swaps with notional amounts aggregating $600 million ($200 million which expires in 2009, $300 million which expires in 2010 and $100 million which expires in 2012). Interest rate swaps aggregating $500 million effectively convert Term Loan floating rate debt into a fixed rate of approximately 5.7%. Interest rate swaps aggregating $100 million effectively convert Revolving Credit Facilities floating rate debt into a fixed rate of approximately 5.5%. As of December 31, 2008 and 2007, the aggregate fair value of the Company’s $600 million of interest rate swaps was a liability of $21.7 million and $17.8 million, respectively, which is included in other liabilities in the consolidated balance sheets. For the year ended December 31, 2008, the amount of hedge ineffectiveness was not material.

All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as a decrease to earnings of $22.3 million for the amount recorded in accumulated other comprehensive loss.

Unconsolidated Joint Venture Derivative Instruments

At December 31, 2007, certain of the Company’s unconsolidated joint ventures had interest rate swaps with notional amounts aggregating $557.3 million converting LIBOR to a weighted average fixed rate of approximately 5.3%. The aggregate fair value of these instruments at December 31, 2007, was a liability of $20.5 million.

Investments in unconsolidated joint ventures are considered financial assets subject to the provisions of SFAS 157. See discussion of fair value considerations in Note 14.

11.	Commitments and Contingencies

Business Risks and Uncertainties

The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants remain in relatively strong financial standing, especially the anchor tenants, the current recession has resulted in tenant bankruptcies affecting the Company’s real estate portfolio including Mervyns, Linens ’n Things, Steve & Barry’s, Goody’s and Circuit City. In addition, certain other tenants may be experiencing financial difficulties. Due to the timing of these bankruptcies in the second half of 2008, they did not have a significant impact on the cash flows during 2008 as compared to our internal projections. However, given the expected decrease in occupancy and the projected timing associated with re-leasing these vacated spaces, the 2009 forecasts have been revised to reflect these events and the potential for further deterioration and the incorporation of expectations associated with the timing it will take to release the vacant space. This has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s line of credit facilities as further described below. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Wal-Mart at 4.5%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus toward value and convenience, which should enable many tenants to continue operating within this challenging economic environment. Furthermore, LIBOR rates, the rates upon which the Company’s variable-rate debt is based, are at historic lows and are expected to have a positive impact on the cash flows.

As discussed in Notes 7 and 8, the Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with our financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. In the event our lenders declare a default, as defined in the applicable loan documentation, this could result in our inability to obtain further funding and/or an acceleration of any outstanding borrowings.

As of December 31, 2008, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond, however the current dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or we are unable to successfully execute our plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing our financial flexibility.

The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize our liquidity, repay our outstanding borrowings as they mature and comply with our financial covenants in 2009 and beyond. As discussed below, we plan to raise additional equity and debt through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will strategically utilize proceeds from the above sources to repay outstanding borrowings on our credit facilities and strategically repurchase our publicly traded debt at a discount to par to further improve our leverage ratios.

•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company expects to fund a portion of its 2009 dividend payout through common shares and has the flexibility to distribute up to 90% of dividends in shares. This new policy is consistent with the Company’s top priorities to improve liquidity and lower leverage. This change in dividend payment is expected to save in excess of $300 million of retained capital in 2009.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. As discussed in Note 12, in December 2008, the Company issued $41.9 million of equity capital through its continuous equity program. The Company intends to continue to issue additional shares under this program in 2009. As discussed in Note 22, on February 23, 2009, the Company entered into a stock purchase agreement with Mr. Alexander Otto for the sale of 30 million of the Company’s common shares and warrants for 10 million of the Company’s common shares for additional potential cash in the future. The sale of the common shares and warrants is subject to shareholder approval and the satisfaction or waiver of customary and other conditions. There can be no assurances the Company will be able to obtain such approval or satisfy such conditions. The Company intends to use the estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage.

•	Debt Financing and Refinancing — The Company had approximately $372.8 million of consolidated debt maturities during 2009, excluding obligations where there is an extension option. The largest debt maturity in 2009 related to the repayment of senior unsecured notes in the amount of $227.0 million in January 2009. Funding of this repayment was primarily through retained capital and our Revolving Credit Facilities. The remaining $145.8 million in maturities is related to various loans secured by certain shopping centers. The Company plans to refinance approximately $80 million of this remaining indebtedness related to two assets. Furthermore, the Company has received lender approval to extend a mortgage loans aggregating $29.6 million. All three loans are scheduled to mature in the first quarter of 2009. The Company is planning to either repay the remaining maturities with its Revolving Credit Facility or financings discussed below or seek extensions with the existing lender.

The Company is also in active discussions with various life insurance companies regarding the financing of assets that are currently unencumbered. The total loan proceeds are expected to range from $100 million to $200 million depending on the number of assets financed. The loan-to-value ratio required by these lenders is expected to fall within the 50% to 60% range.

•	Asset Sales — During the months of January and February 2009, the Company and its consolidated joint ventures sold seven assets generating in excess of $65.8 million in gross proceeds. During 2008, the Company and its joint ventures sold 23 assets generating aggregate gross proceeds of almost $200 million, of which the Company’s proportionate share aggregated $136.1 million. The Company is also in various stages of discussions with third parties for the sale of additional assets with aggregate values in excess of $500 million, including four assets that are under contract or subject to letters of intent, aggregating $30 million, of which the Company’s share is approximately $14 million.

•	Debt Repurchases — Given the current economic environment, the Company’s publicly traded debt securities are trading at significant discounts to par. During the fourth quarter of 2008 and in January 2009, the Company repurchased approximately $77.1 million of debt securities at a discount to par aggregating $15.2 million. Although $48 million of this debt repurchase reflected above related to unsecured debt maturing in January 2009 at a small discount, the debt with maturities in 2010 and beyond are trading at much wider discounts. The Company intends to utilize the proceeds from retained capital, equity issuances, secured financing and asset sales, as discussed above, to repurchase its debt securities at a discount to par to further improve its leverage ratios.

As further described above, although the Company believes it has several viable alternatives to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, the Company does not have binding agreements for all of the planned transactions discussed above, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants.

Legal Matters

The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. The Company strongly disagrees with the verdict and has filed a motion for new trial and a motion for judgment notwithstanding the verdict. In the event the Company’s post-trial motions are unsuccessful, the Company intends to appeal the verdict. The Company recorded a charge during the year ended December 31, 2008, which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS No. 5, “Accounting for Contingencies.” The accrual, as well as the related litigation costs incurred to date, was recorded in Other Expense, net in the consolidated statements of operations. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has meritorious defenses, there can be no assurance that the Company’s post-trial motions will be granted or that an appeal will be successful.

In addition to the litigation discussed above, the Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Commitments and Guarantees

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $111.4 million as of December 31, 2008.

At December 31, 2008, the Company had outstanding letters of credit of approximately $77.2 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with certain unconsolidated joint venture agreements, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects, composed principally of outstanding construction contracts, aggregating approximately $63.3 million as of December 31, 2008. The Company and/or its equity affiliates are entitled to receive a priority return on these capital advances at rates ranging from 10.5% to 12.0%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $40.2 million at December 31, 2008.

In connection with the transfer of one of the properties to DDR Macquarie Fund in November 2003, the Company deferred the recognition of approximately $2.3 million of the gain on sale of real estate, related to a shortfall agreement guarantee maintained by the Company. DDR Macquarie Fund is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that the shortfall is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements from 2006 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2008 and 2007, the Company’s significant master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following unconsolidated joint ventures (in millions):

	December 31,
	2008	2007

DDR Macquarie Fund LLC	$—	$0.1
DDR Markaz II	0.1	0.2
DDR MDT PS LLC	0.3	1.1
TRT DDR Venture I	0.5	1.0

	$0.9	$2.4

In connection with Service Holdings LLC, the Company guaranteed the base rental income from one to three years for various affiliates of Service Holdings LLC in the aggregate amount of $3.0 million. The Company has not recorded a liability for the guarantee, as the subtenants of Service Holdings LLC are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR-SAU Retail Fund LLC pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate, except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

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

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. As of December 31, 2008, the remaining debt service obligation guaranteed by the Company was $10.6 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for these bonds.

The Company continually monitors obligations and commitments entered into on its behalf. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2008, other than as described above.

Leases

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

The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2009	$568,085
2010	522,242
2011	465,346
2012	397,698
2013	336,481
Thereafter	1,570,923

$3,860,775

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2009	$5,317
2010	5,008
2011	4,947
2012	4,493
2013	4,017
Thereafter	141,652

$165,434

12.	Minority Equity Interests, Operating Partnership Minority Interests, Preferred Shares, Common Shares, Common Shares in Treasury and Deferred Compensation Obligations

Minority Equity Interests

Minority equity interests consist of the following (in millions):

	December 31,
	2008	2007

MV LLC	$70.2	$74.6
Shopping centers and development parcels in Arizona, Missouri, Utah and Wisconsin	15.4	3.8
Business center in Massachusetts	—	20.5
Consolidated joint venture interests primarily outside the United States	34.5	12.9

	$120.1	$111.8

Operating Partnership Minority Interests

At December 31, 2008 and 2007, the Company had 398,701 and 861,893 operating partnership minority interests (“OP Units”) outstanding, respectively. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the amount of OP Units held by the holder if the Company elects to settle in its common shares. The liability for the OP Units is classified on the Company’s balance sheet as operating partnership minority interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.

In 2008, 0.5 million of OP Units were converted into an equivalent number of common shares of the Company. In 2007, the Company purchased 10,480 OP Units for cash of $0.7 million. In 2006, the Company purchased 32,274 OP Units for cash of $2.1 million. Also in 2006, 0.4 million of OP Units were converted into an equivalent number of common shares of the Company. These transactions were treated as a purchase of minority interest.

Preferred Operating Partnership Units

In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”) 20 million preferred units (the “Preferred OP Units”), with a liquidation preference of $25 per unit, aggregating $500 million, of one of the net assets of the Company’s consolidated subsidiaries. In accordance with terms of the agreement, the Preferred OP Units were redeemed at 97.0% of par in June 2007 from the proceeds related to the sale of assets.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2008	2007

Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2008 and 2007	$180,000	$180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2008 and 2007	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2008 and 2007	170,000	170,000

	$555,000	$555,000

In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company recorded a charge to net income applicable to common shareholders of $5.4 million relating to the write-off of the original issuance costs.

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

Common Shares

The Company’s common shares have a $0.10 per share par value.

In 2008, the Company issued 8.3 million common shares at a weighted-average price of $4.92 per share and received aggregate net proceeds of approximately $41.9 million. The net cash proceeds received from these issuances were used to repay amounts outstanding on the Company’s Revolving Credit Facilities.

In December 2006, the Company entered into forward-sale agreements in anticipation of the merger with IRRETI (Note 3). In February 2007, the Company settled this contract and issued an aggregate of 11.6 million of its common shares for approximately $750 million. In February 2007, the Company issued an additional 5.7 million of its common shares as part of the consideration to the IRRETI shareholders (Note 3).

Common Shares in Treasury

In August 2006 and March 2007, the Company’s Board of Directors authorized the Company to repurchase 909,000 and 1,878,311 common shares, respectively, of the Company’s common stock at a cost of $53.15 per share and $62.29 per share, respectively, in connection with the issuance of the Company’s Senior Convertible Notes in each respective year (Note 8). In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of December 31, 2008, the Company had repurchased 5.6 million of its common shares under this program at a weighted-average cost of $46.66 per share.

Deferred Compensation Obligations

In 2006, certain officers of the Company completed a stock-for-stock option exercise and received approximately 0.3 million common shares in exchange for 0.2 million common shares of the Company. In addition, vesting of restricted stock grants approximating 0.1 million, 0.1 million and less than 0.1 million common shares in 2008, 2007 and 2006, respectively, was deferred. The Company recorded $4.3 million, $6.7 million and $0.8 million in 2008, 2007 and 2006, respectively, in shareholders’ equity as deferred compensation obligations for the vested restricted stock deferred into the Company’s non-qualified deferred compensation plans.

In 2008, deferred obligations aggregating $14.0 million were distributed from the Equity Deferred Compensation Plan (Note 18) to the Chairman of the Board and Chief Executive Officer (“CEO”) of the Company resulting in a reduction of the deferred obligation and corresponding increase in paid-in capital.

13.	Other Revenue

Other revenue from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Lease terminations and bankruptcy settlements	$6,327	$4,961	$13,989
Acquisition and financing fees(1)	1,991	7,881	414
Other	973	855	454

Total other revenue	$9,291	$13,697	$14,857

(1)	Includes acquisition fees of $6.3 million earned from the formation of the DDRTC Core Retail Fund LLC in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and are based upon the amount of the financing transaction by the joint venture.

14.	Impairment Charges and Impairment of Joint Venture Investments

In December 2008, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry that accelerated during the fourth quarter of 2008, the Company determined that certain of its consolidated real estate investments and unconsolidated joint venture investments were impaired. As a result, the Company recorded impairment charges of approximately $79.9 million on several consolidated real estate investments, including operating shopping centers and land under development, as determined pursuant to the provisions of SFAS 144. In addition, as discussed in Note 2, the Company recorded impairment charges on several investments in unconsolidated joint ventures of $107.0 million determined pursuant to the provisions of APB 18. Investments in unconsolidated joint ventures are considered “financial assets” within the scope of SFAS 157, which was adopted by the Company effective January 1, 2008.

Investment Valuation — Consolidated Investments

The fair value of real estate investments is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. The valuation techniques that we used included discounted cash flow analysis, an income capitalization approach on prevailing or earning multiples applied to earnings from the investment, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring the fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate. Investments in publicly traded equity securities are valued based on their quoted market prices.

The fair value of real estate investments generally reflects estimated sale costs, which may be incurred upon disposition of the real estate investments. Such costs are estimated to approximate 2% to 3% of the estimated sales price.

Certain investments in real estate and real estate related investments occur in geographic areas for which no liquid market exists. The market prices for such investments may be volatile and may not be readily ascertainable. In addition, there continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity sources. This contraction in capital includes sources that the Company may depend on to finance certain of its real estate investments. These market developments have had a significant adverse impact on the Company’s liquidity position, results of operations and financial condition and may continue to adversely impact the Company if market conditions continue to deteriorate. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

Measurement of Fair Value — Unconsolidated Investments

At December 31, 2008, the Company was required to assess the value of certain of its unconsolidated investments in joint ventures in accordance with SFAS 157. The valuation of these assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates. The Company reviews each investment based on the highest and best use of the investment and market participation assumptions. For joint ventures with investments in projects under development the significant assumptions included the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. For joint ventures with investments in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of joint venture debt pursuant to SFAS 157. The Company has determined that the significant inputs used to value its unconsolidated joint venture investments with a value of approximately $75.3 million at December 31, 2008, excluding MDT, fall within Level 3. The valuation adjustment of approximately $31.7 million relating to the Company’s investment in MDT was considered to be a Level 1 input, as it was valued based upon a quoted market price on the Australian Stock Exchange.

These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges on financial assets (in millions) that were measured on a fair value basis for the year ended December 31, 2008. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair-Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total

Unconsolidated joint venture investments	$31.7	$—	$75.3	$107.0

15.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2008, the Company sold 22 properties (including one business center and one property held for sale at December 31, 2007) which were classified as discontinued operations for the years ended December 31, 2008, 2007 and 2006, aggregating 1.3 million square feet of Company-owned GLA. The Company had one property considered held for sale at December 31, 2007. Included in discontinued operations for the three years ending December 31, 2008, are 95 properties aggregating 8.4 million square feet of Company-owned GLA. Of these properties, 94 previously had been included in the shopping center segment and one of these properties previously had been included in the business center segment (Note 21). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, 2008 included herein.

There were no assets designated as held for sale as of December 31, 2008. The balance sheet relating to the assets held for sale and the operating results relating to assets sold or designated as assets held for sale at December 31, 2007, are as follows (in thousands):

December 31,
2007

Land	$3,365
Building	2,494
Other real estate assets	4

5,863
Less: Accumulated depreciation	(67)

Total assets held for sale	$5,796

	For the Year Ended December 31,
	2008	2007	2006

Revenues	$12,182	$40,553	$51,374

Expenses:
Operating	3,990	11,708	14,990
Interest, net	2,331	10,308	14,268
Depreciation	4,342	9,929	13,150
Minority interests	110	(434)	(440)

	10,773	31,511	41,968

Income from discontinued operations	1,409	9,042	9,406
(Loss) gain on disposition of real estate, net of tax	(4,830)	12,260	11,051

	$(3,421)	$21,302	$20,457

The Company sold properties and recorded (losses) gains on dispositions, as described below, for the three years ended December 31, 2008 ($ in millions):

	Number of	Gain (loss) on
	Properties	Disposition of
	Sold	Real Estate

2008	22	$(4.8)
2007	67	12.3
2006	6	11.1

Disposition of Real Estate and Real Estate Investments

The Company recorded gains on disposition of real estate and real estate investments for the three years ended December 31, 2008, as follows (in millions):

	For the Year Ended
	December 31,
	2008	2007	2006

Transfer of assets to DDR Domestic Retail Fund I (1)(2)	$—	$1.8	$—
Transfer of assets to TRT DDR Venture I (1)(3)	—	50.3	—
Transfer of assets to DPG Realty Holdings LLC (1)(4)	—	—	0.6
Transfer of assets to DDR Macquarie Fund (1)(5)	—	—	9.2
Transfer of assets to the MDT PS LLC (1)(6)	—	—	38.9
Transfer of assets to Service Holdings LLC (1)(7)	—	—	6.1
Land sales (8)	6.2	14.0	14.8
Previously deferred gains and other loss on dispositions (9)	0.8	2.8	2.4

	$7.0	$68.9	$72.0

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(5)	The Company transferred three assets in 2007 and newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006. The Company did not record a gain on the contribution of three assets in 2007, as these assets were recently acquired through the merger with IRRETI.

(6)	The Company transferred six recently developed assets.

(7)	The Company transferred 51 retail sites previously occupied by Service Merchandise.

(8)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(9)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

16.	Comprehensive (Loss) Income

Comprehensive (loss) income is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Net (loss) income	$(57,776)	$276,047	$253,264
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	(13,293)	(20,126)	(2,729)
Amortization of interest rate contracts	(643)	(1,454)	(1,454)
Foreign currency translation	(44,878)	22,716	1,587

Other comprehensive (loss) income	(58,814)	1,136	(2,596)

Total comprehensive (loss) income	$(116,590)	$277,183	$250,668

17.	Transactions with Related Parties

In July 2008, the Company purchased a 25.2525% membership interest in RO & SW Realty LLC (“ROSW”), a Delaware limited liability company, from Wolstein Business Enterprises, L.P. (“WBE”), a limited partnership established for the benefit of the children of Scott A. Wolstein, the Company’s CEO and a 50% membership interest in Central Park Solon LLC, an Ohio limited liability company (“Central Park”), from Mr. Wolstein, for $10.0 million. The acquired interests in both ROSW and Central Park are referred to herein as the “Membership Interests”. ROSW is a real estate company that owns 11 properties (the “Properties”). Central Park is a real estate company that owns the development rights relating to a large-scale mixed use project in Solon, Ohio (the “Project”). The Company had identified a number of development projects located near the Properties as well as several value-add opportunities relating to the Properties, including the Project. In October 2008, the Company assumed Mr. Wolstein’s obligation under a promissory note that funded the pre-development expenses of the Project. Mr. Wolstein and his 50% partner, who also holds the remaining membership interest in each of Central Park and ROSW, were jointly and severally liable for the obligations under the promissory note, and they agreed to indemnify each other for 50% of such obligations. The balance of the promissory note was $2.5 million at the effective date of assumption in July 2008, of which the Company is responsible for 50%.

The purchase of the Membership Interests by the Company, including the assumption of the promissory note obligations, were approved by a special committee of disinterested directors of the Company who were appointed and authorized by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to review and approve the terms of the acquisition and assumption.

The Company accounts for its interest in ROSW and Central Park under the equity method of accounting, and recorded the aggregate $11.3 million acquisition of the Membership Interests as Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet. In the fourth quarter of 2008 due to deteriorating market conditions, the Company and its partner in Central Park decided not to pursue the Project. As a result, the Company recorded a charge of approximately $3.2 million, representing a write-off the purchase price allocated to the Project and the 50% interest in Central Park. In addition, it was determined that approximately $1.9 million of the pre-development costs, assumed upon acquisition and subsequently incurred should be written off as “dead-deal” costs, of which the Company has a 50% interest.

In March 2002, the Company entered into a joint venture with Klaff Realty L.P. and Lubert-Adler Real Estate Funds, (which is owned in part by a director of the Company). In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets owned by the joint venture at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness. The Company sold 51 of the assets to Service Holdings LLC, an unconsolidated joint venture of which the Company owns 20%, in September 2006.

As discussed in Note 3, MV LLC purchased one additional site for approximately $11.0 million in 2006, and the Company purchased one additional site for approximately $12.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company.

The Company has a lease for office space owned by Mr. Wolstein’s mother. General and administrative rental expense associated with this office space aggregated $0.6 million for each of the years ended December 31, 2008, 2007 and 2006. The Company periodically utilizes a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, Mr. Wolstein’s father, and one of the Company’s principal shareholders, for Company-sponsored events and meetings. The Company paid $0.2 million in 2008 and 2007 and less than $0.1 million in 2006 for the use of this facility.

Transactions with the Company’s equity affiliates are described in Note 2.

18.	Benefit Plans

Stock-Based Compensation

The Company’s stock option and equity-based award plans provide for grants to Company employees of incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant approximated 3.9 million shares at December 31, 2008. Options may be granted at per-share prices not less than fair market value at the date of grant, and in the case of options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain employees, within five years thereof). Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

In previous years, the Company granted options to its directors. Options are no longer granted to the Company’s directors. Such options were granted at the fair market value on the date of grant. All of the options granted to the directors are currently exercisable.

The Company accounts for stock-based awards pursuant to the provisions of SFAS 123(R). The fair values for stock-based awards granted in 2008, 2007 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2008	2007	2006

Weighted-average fair value of grants	$3.39	$9.76	$6.50
Risk-free interest rate (range)	2.0% - 2.9%	4.1% - 4.8%	4.4% - 5.1%
Dividend yield (range)	6.9% - 9.0%	4.0% - 4.9%	4.2% - 5.0%
Expected life (range)	3 - 5 years	3 - 5 years	3 - 4 years
Expected volatility (range)	22.3% - 36.3%	19.2% - 20.3%	19.8% - 20.3%

The risk-free rate was based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the award. The expected life of the award was derived by referring to actual exercise experience. The expected volatility of the stock was derived by referring to changes in the Company’s historical stock prices over a time frame similar to the expected life of the award.

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value

Balance December 31, 2005	1,903	62	$32.46
Granted	302	—	51.19
Exercised	(679)	(20)	29.31
Forfeited	(41)	—	42.85

Balance December 31, 2006	1,485	42	$37.28
Granted	341	—	65.54
Exercised	(148)	—	32.22
Forfeited	(25)	—	47.21

Balance December 31, 2007	1,653	42	$43.37
Granted	665	—	37.43
Exercised	(51)	(10)	27.01
Forfeited	(82)	—	45.31

Balance December 31, 2008	2,185	32	$41.97	6.8	$—

Options exercisable at December 31,
2008	1,268	32	$40.06	5.3	$—
2007	1,003	42	35.67	5.7	5,706
2006	616	42	28.75	6.1	22,517

The following table summarizes the characteristics of the options outstanding at December 31, 2008 (in thousands):

Options Outstanding
		Weighted-		Options Exercisable
	Outstanding	Average	Weighted-		Weighted-
Range of	as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	12/31/08	Contractual Life	Exercise Price	12/31/08	Exercise price

$6.88-$13.76	18	1.4	$13.21	18	$13.21
$13.77-$20.63	46	3.0	19.55	46	19.55
$20.64-$27.51	173	3.8	22.93	173	22.93
$27.52-$34.38	65	6.1	30.11	39	29.61
$34.39-$41.27	926	7.7	37.27	311	36.42
$41.28-$48.15	404	5.8	41.82	404	41.82
$48.16-$55.02	252	6.7	50.97	176	50.94
$55.03-$61.90	20	8.0	56.15	12	55.98
$61.91-$68.78	313	7.8	65.78	121	65.91

	2,217	6.7	$41.97	1,300	$40.06

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2008 (in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value

Unvested at December 31, 2007	650	$7.73
Granted	665	3.39
Vested	(352)	6.86
Forfeited	(46)	5.28

Unvested at December 31, 2008	917	$5.03

As of December 31, 2008, total unrecognized stock option compensation cost of share-based compensation arrangements aggregated $2.8 million. The cost is expected to be recognized over a weighted-average period of approximately two years.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2008, was approximately $0.8 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2008, was approximately $1.6 million. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2008, 2007 and 2006, the Board of Directors approved grants of 132,394, 89,172 and 64,940 restricted common shares, respectively, to certain executives of the Company. The restricted stock grants vest in equal annual amounts over a five-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $30.80 to $66.75, which was equal to the market value of the Company’s common shares at the date of grant. In 2008, 2007 and 2006, grants of 16,978; 5,172 and 9,497 common shares, respectively, were issued as compensation to the Company’s outside directors. These grants were issued equal to the market value of the Company’s stock at the date of grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2008 (awards in thousands):

		Weighted
		Average
		Grant Date
	Awards	Fair Value

Unvested at December 31, 2007	146	$54.47
Granted	132	37.10
Vested	(81)	45.39
Forfeited	(4)	48.67

Unvested at December 31, 2008	193	$46.50

As of December 31, 2008, total unrecognized compensation of restricted stock award arrangements granted under the plans aggregated $9.0 million. The cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance Units

The Board of Directors approved a grant of performance units (“Performance Units”) to the Company’s CEO (in 2000 and 2002), former President (in 2002) and current President (in 2002). Pursuant to the provisions of the

Performance Units, through 2006 the Performance Units were converted to an aggregate 666,666 restricted common shares based on the annualized total shareholders’ return for the five years then ended. Each of these restricted share grants vests over a five-year period.

The fair value of each Performance Unit grant was estimated on the date of grant using a simulation approach based model using the following assumptions:

Range

Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%

The following table reflects the activity for the unvested awards for the year ended December 31, 2008 (in thousands):

Awards

Unvested at December 31, 2007	385
Vested	(91)

Unvested at December 31, 2008	294

As of December 31, 2008, total unrecognized compensation costs of the 2000 and 2002 Performance Units that were granted aggregated $0.1 million and $0.6 million, respectively. The costs are expected to be recognized over one- and three-year terms, respectively.

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

The measurement period for the Company’s CEO and President Executive Officers ended on December 31, 2007. At the end of this measurement period, the Company achieved the FFO Target (a specified level of growth in the Company’s funds from operations), and the Compensation Committee of the Board of Directors (“Committee”) determined that the Senior Executive Officers attained a discretionary metric (non-financial performance criteria established by the Compensation Committee of the Board of Directors of the Company) based on effective development of executives and the successful transition of management responsibilities and duties following the former President of the Company’s departure as an executive officer. The Company, however, did not achieve either metric (based on a total return to the Company’s shareholders target (the “TRS Target”) and a total return to the Company’s shareholders target relative to that of the total return to shareholders of companies included in a specified peer group (the “Comparative TRS Target,” together with the TRS Target, the “TRS Metrics”). Thus, the Committee granted outperformance awards which were converted into 107,879 common shares of the Company to the Senior Executive Officers in 2008.

With respect to eight additional executive officers (the “Officers”), the performance metrics are as follows: (a) the FFO Target and (b) the TRS Metrics and together with the FFO Target and the TRS Target, the “Officer Targets.” The measurement period for the Officer Targets is January 1, 2005, through the earlier of December 31, 2009, or the date of a change in control.

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

As of December 31, 2008, $0.4 million of total unrecognized compensation costs were related to the two market metric components associated with the award granted under the Officers’ outperformance plan and expected to be recognized over a 1.2-year term.

2007 Supplemental Equity Program

In December 2007, the Board of Directors approved the 2007 Supplemental Equity Program (“2007 Program”) for certain executive officers. The 2007 Program provided for an award pool payable in the Company’s common shares, or an equivalent amount in cash, at the Company’s option, to certain executive officers of the Company if the actual total return on the Company’s common shares during the relevant measurement period exceeds the minimum return. The 2007 Program allowed for measurement periods beginning December 1, 2010, and the final measurement period was through the earlier of December 1, 2012, or the date of a change in control.

The 2007 Program provided for the grant of awards to certain executive officers, to be earned based on the satisfaction of certain performance goals over a specified period. Under the 2007 Program certain executive officers had the opportunity to receive, in the form of common shares, a percentage of an award pool created based on the relative and absolute total shareholder return (measured against entities in the North American Real Estate Investment Trust index) during a series of measurement periods extending into 2012 (or until a change in control of the Company). In December 2008, the Committee decided to terminate the 2007 Program because it determined that the program no longer provided any motivational or retention value, and therefore would not help achieve the two goals for which it was created. In connection with the termination of the 2007 Program, as the Committee and the participants agreed to cancel the awards for no consideration and the termination was not accompanied by a concurrent grant of (or offer to grant) replacement awards or other valuable consideration, the Company recorded a non-cash charge of approximately $15.8 million of previously unrecognized compensation cost associated with these awards. The termination was considered a settlement for no consideration pursuant to the provisions of SFAS 123(R). As a result, in 2008 the Company recorded a charge of $15.8 million representing the unrecorded compensation expense based upon the grant date fair value relating to the remaining four years under the 2007 Program relating to its termination. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

The fair value of each 2007 Program award was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	3.4%
Dividend yield	5.9%
Expected life	5 years
Expected volatility	21%

During 2008, 2007 and 2006, approximately $29.0 million, $11.0 million and $8.3 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to stock grants, restricted stock, Performance Units, Outperformance Awards and 2007 Program. In addition, in 2007 the Company recorded approximately $0.9 million of stock-based compensation in accordance with the provisions of SFAS 123(R) related to the former president’s resignation as an executive officer of the Company, effective May 2007. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

401(k) Plan

The Company has a 401(k) defined contribution plan, covering substantially all of the officers and employees of the Company, that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2008, 2007 and 2006, were $1.0 million, $0.8 million and $0.6 million, respectively. The 401(k) plan is fully funded at December 31, 2008.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million, $0.2 million and $0.1 million for the three years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007, 2006, deferred compensation under this plan aggregated approximately $3.3 million, $15.6 million and $12.3 million, respectively. The plan is fully funded at December 31, 2008.

Equity Deferred Compensation Plan

In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options (see Note 12 regarding the deferral of stock to this Plan). At December 31, 2008 and 2007, there were 0.2 million and 0.8 million common shares, respectively, of the Company in the Plan valued at $1.2 million and $29.3 million, respectively. The Plan is fully funded at December 31, 2008.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. In 2007, the Company funded this obligation with common shares. At December 31, 2008 and 2007, there were 0.1 million and less than 0.1 million common shares, respectively, of the Company in the Plan valued at $0.6 million and $2.0 million, respectively. The Plan is fully funded at December 31, 2008.

Other Compensation

During 2006, the Company recorded $0.7 million of charges as additional compensation to the Company’s CEO, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement, the Company’s CEO was entitled to receive up to 25% of the distributions made by Coventry I, a consolidated joint venture, provided the Company achieved certain performance thresholds in relation to funds from operations growth and/or total shareholder return. This agreement was terminated in January 2007 as part of the Company’s acquisition of Coventry I.

19.	Earnings and Dividends Per Share

Earnings Per Share (“EPS”) have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share.” The following table provides a reconciliation of income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	For the Year Ended December 31,
	(In thousands, except per share amounts)
	2008	2007	2006

(Loss) income from continuing operations	$(61,317)	$185,894	$160,784
Plus: Gain on disposition of real estate and real estate investments	6,962	68,851	72,023
Less: Preferred share dividends	(42,269)	(50,934)	(55,169)

Basic and Diluted — (Loss) income from continuing operations applicable to common shareholders	$(96,624)	$203,811	$177,638

Number of Shares:
Basic — Average shares outstanding	119,843	120,879	109,002
Effect of dilutive securities:
Stock options	102	456	546
Restricted stock	42	162	65

Diluted — Average shares outstanding	119,987	121,497	109,613

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations applicable to common shareholders	$(0.80)	$1.68	$1.63
(Loss) income from discontinued operations	(0.03)	0.18	0.19

Net (loss) income applicable to common shareholders	$(0.83)	$1.86	$1.82

Diluted earnings per share data:
(Loss) income from continuing operations applicable to common shareholders	$(0.80)	$1.67	$1.62
(Loss) income from discontinued operations	(0.03)	0.18	0.19

Net (loss) income applicable to common shareholders	$(0.83)	$1.85	$1.81

Options to purchase 2.2 million, 1.7 million and 1.5 million common shares were outstanding at December 31, 2008, 2007 and 2006, respectively (Note 18), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 2.2 million and 0.6 million common shares, respectively, were antidilutive at December 31, 2008 and 2007, and none of the options outstanding at 2006 were antidilutive. Accordingly, the antidilutive options were excluded from the computations.

Basic average shares outstanding do not include restricted shares totaling 192,984; 145,980 and 161,958 that were not vested at December 31, 2008, 2007 and 2006, respectively, or Performance Units totaling 294,667, 385,333 and 136,000 that were not vested at December 31, 2008, 2007 and 2006, respectively.

The exchange into common shares of the minority interests, associated with OP Units, was not included in the computation of diluted for 2008, 2007 or 2006 because the effect of assuming conversion was antidilutive (Note 12).

The Senior Convertible Notes, which are convertible into common shares of the Company with conversion prices of approximately $64.23 and $74.56 at December 31, 2008, were not included in the computation of diluted EPS for 2008 and 2007, and the 2006 Senior Convertible Notes were not included in the computation of diluted EPS for the year ended December 31, 2006, as the Company’s stock price did not exceed the strike price of the conversion feature (Note 8).

The forward equity contract entered into in December 2006 for 11.6 million common shares of the Company was not included in the computation of diluted for 2006 because the effect of assuming conversion was antidilutive (Note 12). This contract was not outstanding in 2007 or 2008.

20.	Federal Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2008, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2008, the Company has one taxable REIT subsidiary that generates taxable income from non-REIT activities and is subject to federal, state and local income taxes.

At December 31, 2008, 2007 and 2006, the tax cost basis of assets was approximately $9.2 billion, $8.8 billion and $7.3 billion, respectively.

The following represents the combined activity of the Company’s taxable REIT subsidiary (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Book (loss) income before income taxes	$(11,605)	$47,315	$7,770

Components of income tax (benefit) expense are as follows:
Current:
Federal	1,611	$1,188	$3,410
State and local	237	1,759	490

	1,848	2,947	3,900

Deferred:
Federal	(18,747)	(12,962)	(6,428)
State and local	(2,757)	(1,939)	(945)

	(21,504)	(14,901)	(7,373)

Total benefit	$(19,656)	$(11,954)	$(3,473)

During 2008, the Company recognized a $16.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable. As of December 31, 2008, the Company has no valuation allowances recorded against its deferred tax assets.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its Taxable REIT Subsidiary to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate related income within its TRS.

Therefore, based on the Company’s evaluation of the current facts and circumstances, the Company determined during the third quarter of 2008 that the valuation allowance should be released, as it was more-likely-than-not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income that is projected to be recognized within the Company’s TRS.

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

The 2006 income tax benefit is primarily attributable to the Company’s ability to deduct intercompany interest costs due to the increased gain on disposition of real estate. The allowance of intercompany interest expense within the Company’s taxable REIT subsidiary is subject to certain intercompany limitations based upon taxable income as required under Internal Revenue Code Section 163(j).

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2008		2007	2006

Statutory rate of 34% applied to pre-tax (loss) income	$(3,946)		$16,087	$2,642
Effect of state and local income taxes, net of federal tax benefit	(580)		2,366	388
Valuation allowance decrease	(17,410)		(22,180)	(13,043)
Other	2,280		(8,227)	6,540

Total benefit	$(19,656)		$(11,954)	$(3,473)

Effective tax rate	169.37	%(1)	(25.27)%	(44.70)%

(1)	The 2008 effective tax rate includes the discrete impact from the release of the valuation allowance in the third quarter 2008. Without this discrete impact, the effective tax rate is approximately 33.97%.

Deferred tax assets and liabilities of the Company’s taxable REIT subsidiary were as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Deferred tax assets (1)	$45,960	$41,825	$45,100
Deferred tax liabilities	(729)	(688)	(237)
Valuation allowance (1)	—	(17,410)	(36,037)

Net deferred tax asset	$45,231	$23,727	$8,826

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

GAAP net (loss) income	$(57,776)	$276,047	$253,264
Plus: Book depreciation and amortization(1)	179,015	112,202	93,189
Less: Tax depreciation and amortization(1)	(147,606)	(99,894)	(80,852)
Book/tax differences on gains/losses from capital transactions	1,598	12,384	12,161
Joint venture equity in earnings, net(1)	68,856	(4,321)	(41,695)
Dividends from subsidiary REIT investments	3,640	32,281	33,446
Deferred income	13,212	9,471	(2,136)
Compensation expense	6,892	8,818	(9,215)
Impairment charges	186,821	—	—
Miscellaneous book/tax differences, net	(2,923)	(20,950)	(6,068)

Taxable income before adjustments	251,729	326,038	252,094
Less: Capital gains	(1,388)	(116,108)	(69,977)

Taxable income subject to the 90% dividend requirement	$250,341	$209,930	$182,117

(1)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Cash dividends paid	$366,049	$353,094	$306,929
Less: Dividends designated to prior year	(6,967)	(6,967)	(6,900)
Plus: Dividends designated from the following year	6,967	6,967	6,900
Less: Portion designated capital gain distribution	(1,388)	(116,108)	(69,977)
Less: Return of capital	(114,320)	(27,056)	(54,835)

Dividends paid deduction	$250,341	$209,930	$182,117

Characterization of distributions is as follows (per share):

	For the Year Ended December 31,
	2008	2007	2006

Ordinary income	$1.7563	$1.5089	$1.3053
Capital gains	0.0098	0.8345	0.5016
Return of capital	0.9639	0.2266	0.5031

	$2.7300	$2.5700	$2.3100

All dividends for each of the years ended December 31, 2007 and 2006, have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2008, 2007 and 2006, are summarized as follows:

		Gross
2008	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2007	01/08/08	$0.4246	$0.0023	$0.2331	$0.6600
1st quarter	04/08/08	0.4439	0.0025	0.2436	0.6900
2nd quarter	07/08/08	0.4439	0.0025	0.2436	0.6900
3rd quarter	10/07/08	0.4439	0.0025	0.2436	0.6900

		$1.7563	$0.0098	$0.9639	$2.7300

		Gross
2007	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2006	01/08/07	$0.3464	$0.1916	$0.0520	$0.5900
1st quarter	04/09/07	0.3875	0.2143	0.0582	0.6600
2nd quarter	07/03/07	0.3875	0.2143	0.0582	0.6600
3rd quarter	10/02/07	0.3875	0.2143	0.0582	0.6600
4th quarter	01/08/08	—	—	—	—

		$1.5089	$0.8345	$0.2266	$2.5700

		Gross
2006	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2005	01/08/06	$0.3051	$0.1173	$0.1176	$0.5400
1st quarter	04/03/06	0.3334	0.1281	0.1285	0.5900
2nd quarter	07/05/06	0.3334	0.1281	0.1285	0.5900
3rd quarter	10/02/06	0.3334	0.1281	0.1285	0.5900
4th quarter	01/08/07	—	—	—	—

		$1.3053	$0.5016	$0.5031	$2.3100

The Company did not pay a dividend in the fourth quarter of 2008.

21.	Segment Information

The Company had two reportable business segments, shopping centers and other investments, determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). Each shopping center is considered a separate operating segment, and utilizes the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.

At December 31, 2008, the shopping center segment consisted of 702 shopping centers (including 329 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At December 31, 2007, the shopping center segment consisted of 710 shopping centers (including 317 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At December 31, 2006, the shopping center segment consisted of 467 shopping centers (including 167 owned through unconsolidated joint ventures and 39 that are otherwise consolidated by the Company) in 44 states, plus Puerto Rico and Brazil. At December 31, 2008, the Company also owned six business centers in four states. At December 31, 2007 and 2006, the Company owned seven business centers in five states.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$6,061	$925,411		$931,472
Operating expenses	(2,036)	(334,947)		(336,983)

	4,025	590,464		594,489
Unallocated expenses (1)			$(577,756)	(577,756)
Equity in net income of joint ventures (2)		(89,238)		(89,238)
Minority equity interests			11,188	11,188

Loss from continuing operations				$(61,317)

Total real estate assets	$49,707	$9,056,928		$9,106,635

	2007
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$5,198	$927,938		$933,136
Operating expenses	(2,077)	(236,760)		(238,837)

	3,121	691,178		694,299
Unallocated expenses (1)			$(533,416)	(533,416)
Equity in net income of joint ventures		43,229		43,229
Minority equity interests			(18,218)	(18,218)

Income from continuing operations				$185,894

Total real estate assets	$101,989	$8,882,749		$8,984,738

	2006
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$4,437	$768,914		$773,351
Operating expenses	(1,923)	(193,597)		(195,520)

	2,514	575,317		577,831
Unallocated expenses (1)			$(438,491)	(438,491)
Equity in net income of joint ventures		30,337		30,337
Minority equity interests			(8,893)	(8,893)

Income from continuing operations				$160,784

Total real estate assets	$90,772	$7,359,921		$7,450,693

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, other income/expense, tax benefit/expense and depreciation and amortization as listed in the consolidated statements of operations.

(2)	Includes impairment of joint venture investments.

22.	Subsequent Events

In January 2009, the Company repaid $227.0 million of unsecured fixed-rate notes from borrowings on the Company’s Unsecured Credit Facility.

On February 23, 2009, the Company entered into a stock purchase agreement with Mr. Alexander Otto (the “Investor”) to issue and sell 30 million common shares and warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share (the “Warrants”) to the Investor and certain members of his family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of approximately $112.5 million. The transaction, if approved and consummated, as further described below, will occur in two closings, each consisting of 15 million common shares and a warrant to purchase five million common shares, provided that the Investor also has the right to purchase all of the common shares and warrants at one closing. The first closing will occur upon the satisfaction or waiver of certain closing conditions including the approval by the Company’s shareholders of the issuance of the Company’s securities and the second closing will occur within six months of the shareholder approval. Under the terms of the stock purchase agreement, the Company will also issue additional common shares to Mr. Otto in an amount equal to any dividends declared by the Company after February 23, 2009 and prior to the applicable closing to which Mr. Otto would have been entitled had the common shares the Investor is purchasing been outstanding on the record dates for any such dividends.

The purchase price for the first 15 million common shares will be $3.50 per share, and the purchase price for the second 15 million common shares will be $4.00 per share, regardless of when purchased and regardless of whether or there is one closing or two closings. No separate consideration will be paid by the Investor for the shares issued in respect of dividends. The purchase price for the common shares will be subject to downward adjustment if the weighted average purchase price of all additional common shares (or equivalents thereof) sold by the Company from February 23, 2009 until the applicable closing is less than $2.94 per share (excluding, among other things, common shares payable in connection with any dividends, but including in the calculation all common shares outstanding as of the date of the stock purchase agreement as if issued during such period at $2.94 per share). If the weighted average price for such issuances in the aggregate is less than $2.94, the applicable purchase price will be reduced by an amount equal to the difference between $2.94 and such weighted average price. A five-year warrant for five million shares will be issued for each 15 million common shares purchased by the Investor, for a maximum of 10 million common shares. The warrants have an exercise price of $6.00 per share (subject to downward adjustment pursuant to their terms) and may be exercised on a cashless basis in which we may not receive any consideration upon exercise as the Investor would receive a net amount of shares equivalent to the appreciation in price (if any) of our common stock in excess of $6.00 per share. No separate consideration will be paid for the warrants at closing.

Completion of the transactions contemplated by the stock purchase agreement depends upon the satisfaction or waiver of a number of conditions that may be outside of our control, including, but not limited to, the approval of the Company’s shareholders of the securities being issued, the receipt by the Company of additional debt financing and no material adverse change, as defined in the agreement, having occurred. There can be no assurance that we will satisfy all or any of these conditions and, accordingly, there can be no assurance that we will be able to consummate the transaction with the Investor.

23.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2008
Revenues	$237,940	$229,424	$232,909	$231,199	$931,472
Net income (loss)	43,424	39,927	38,515	(179,642)	(57,776)
Net income (loss) applicable to common shareholders	32,857	29,360	27,948	(190,210)	(100,045)
Basic:
Net income (loss) per common share	$0.28	$0.25	$0.23	$(1.57)	$(0.83)
Weighted average number of shares	119,148	119,390	119,795	121,019	119,843
Diluted:
Net income (loss) per common share	$0.28	$0.25	$0.23	$(1.57)	$(0.83)
Weighted average number of shares	119,349	119,568	119,882	121,019	119,987
2007
Revenues	$217,687	$249,398	$230,506	$235,545	$933,136
Net income	62,536	127,437	43,283	42,791	276,047
Net income applicable to common shareholders	48,744	111,429	32,716	32,224	225,113
Basic:
Net income per common share	$0.42	$0.90	$0.27	$0.27	$1.86
Weighted average number of shares	114,851	124,455	123,329	120,786	120,879
Diluted:
Net income per common share	$0.42	$0.89	$0.26	$0.27	$1.85
Weighted average number of shares	115,661	125,926	123,727	121,103	121,497

Price Range of Common Shares (Unaudited)

The high and low sales prices per share of the Company’s common shares, as reported on the New York Stock Exchange composite tape, and declared dividends per share for the quarterly periods indicated, were as follows:

	High	Low	Dividends

2008
First	$44.31	$32.20	$0.69
Second	45.66	34.44	0.69
Third	41.55	27.60	0.69
Fourth	31.50	1.73	—
2007
First	$72.33	$61.43	$0.66
Second	66.70	50.75	0.66
Third	56.85	46.28	0.66
Fourth	59.27	37.42	0.66

As of February 13, 2009, there were approximately 9,655 record holders and approximately 44,000 beneficial owners of the Company’s common shares.

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2008, 2007 and 2006
(In thousands)

	Balance at	Charged to
	Beginning of	(Income)			Balance at
	Year	Expense	Deductions		End of Year

Year ended December 31, 2008
Allowance for uncollectible accounts (1)	$34,163	$24,343	$19,498		$39,008

Valuation allowance for a deferred tax asset	$17,410	$(17,410)	$—		$—

Year ended December 31, 2007
Allowance for uncollectible accounts (1)	$18,024	$9,133	$(7,006	)*	$34,163

Valuation allowance for a deferred tax asset	$36,037	$(22,180)	$(3,553)		$17,410

Year ended December 31, 2006
Allowance for uncollectible accounts (1)	$21,408	$7,498	$10,882		$18,024

Valuation allowance for a deferred tax asset	$49,080	$(13,043)	$—		$36,037

*  Includes reserves associated with the IRRETI merger.

(1) Includes reserves associated with discontinued operations and straight-line rental revenues.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Brandon, FL	$0	$4,111	$0	$0	$6,363	6,363	$4,903	$1,461	$0	S/L 30.0	1972(C)
Stow, OH	1,036	9,028	0	993	33,497	34,490	10,307	24,182	0	S/L 30.0	1969(C)
Westlake, OH	424	3,803	203	424	10,003	10,427	5,554	4,874	0	S/L 30.0	1974(C)
E. Norrition, PA	80	4,698	233	70	8,744	8,814	6,201	2,613	0	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,168	5,305	1,840	3,464	0	S/L 31.5	1995(A)
Tarpon Springs, FL	248	7,382	81	244	11,955	12,199	9,124	3,074	0	S/L 30.0	1974(C)
Bayonet Pt., FL	2,113	8,181	128	1,806	11,632	13,438	7,268	6,169	0	S/L 30.0	1985(C)
McHenry, IL	963	3,949	0	10,648	41,067	51,715	1,897	49,818	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	24,860	79,335	104,195	4,833	99,362	0	S/L 31.5	2006(C)
San Antonio, TX (Village)	3,370	21,033	0	2,505	25,865	28,370	806	27,564	0	S/L 31.5	2007(C)
Starkville, MS	1,271	8,209	0	703	6,683	7,386	2,680	4,706	0	S/L 31.5	1994(A)
Gulfport, MS	8,795	36,370	0	0	49,999	49,999	8,885	41,114	0	S/L 31.5	2003(A)
Tupelo, MS	2,282	14,979	0	2,213	17,556	19,769	7,458	12,312	0	S/L 31.5	1994(A)
Jacksonville, FL	3,005	9,425	0	3,028	9,948	12,976	4,388	8,588	0	S/L 31.5	1995(A)
Long Beach, CA (Pike)	0	111,512	0	0	134,217	134,217	18,902	115,314	0	S/L 31.5	2005(C)
Brunswick, MA	3,836	15,459	0	3,796	19,338	23,134	6,925	16,209	0	S/L 30.0	1973(C)
Oceanside, CA	0	10,643	0	0	14,444	14,444	3,534	10,909	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,699	5,831	625	5,206	3,296	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,462	50,294	59,756	11,684	48,072	0	S/L 31.5	2001(C)
Pasadena, CA	47,215	101,475	2,053	47,360	105,307	152,667	10,640	142,027	79,100	S/L 31.5	2003(A)
Salisbury, MD	1,531	9,174	174	1,531	9,585	11,116	2,830	8,286	0	S/L 31.5	1999(C)
Salisbury, MD	539	3,321	104	540	3,433	3,973	344	3,629	0	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	10,122	10,597	4,778	5,820	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,838	11,028	1,345	9,684	0	S/L 31.5	2003(A)
Freehold, NJ	2,460	2,475	0	2,460	2,478	4,938	37	4,901	0	S/L 31.5	1994(A)
Opelika, AL	3,183	11,666	0	2,415	7,948	10,363	3,632	6,731	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	2,793	3,581	545	3,036	0	S/L 31.5	2003(A)
Gulf Breeze, FL	2,485	2,214	0	2,485	2,239	4,724	449	4,275	0	S/L 31.5	2003(A)
Apex, NC (South)	9,576	43,619	0	10,521	51,021	61,542	3,570	57,972	0	S/L 31.5	2006(C)
Ocala, FL	1,916	3,893	0	1,916	6,002	7,918	952	6,967	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	6,681	8,562	1,027	7,535	0	S/L 31.5	2003(A)
Chamblee, GA	5,862	5,971	0	5,862	6,338	12,200	1,349	10,850	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	14,255	23,653	0	14,249	23,863	38,112	4,645	33,467	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Douglasville, GA	3,856	9,625	0	3,540	9,723	13,263	1,926	11,337	0	S/L 31.5	2003(A)
Athens, GA	1,649	2,084	0	1,477	2,103	3,580	412	3,168	0	S/L 31.5	2003(A)
Griffin, GA	138	2,638	0	138	2,699	2,837	527	2,309	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	8,274	12,494	1,621	10,873	0	S/L 31.5	2003(A)
Newnan, GA	2,632	11,063	0	2,620	11,594	14,214	2,206	12,008	0	S/L 31.5	2003(A)
Union City, GA	2,288	6,246	0	2,288	7,172	9,460	1,503	7,957	0	S/L 31.5	2003(A)
Warner Robins, GA	5,977	7,459	0	5,729	7,613	13,342	1,503	11,840	0	S/L 31.5	2003(A)
Woodstock, GA	2,022	8,440	0	1,199	1,408	2,607	120	2,487	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	14,216	22,740	2,188	20,552	0	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	10,033	13,512	4,400	9,112	0	S/L 31.5	2003(A)
Denver, CO (University)	20,733	22,818	0	20,804	23,656	44,460	4,651	39,809	26,545	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	15,365	17,210	3,110	14,100	0	S/L 31.5	2003(A)
Hendersonville, TN	3,743	9,268	0	3,607	9,335	12,942	1,802	11,140	7,691	S/L 31.5	2003(A)
Johnson City, TN	124	521	0	0	2,180	2,180	188	1,992	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	5,065	15,845	1,028	14,818	0	S/L 31.5	2003(A)
Lynchburg,VA	5,447	11,194	0	5,447	11,820	17,267	2,453	14,814	0	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	2,864	3,452	168	3,285	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,800	9,327	803	8,524	0	S/L 31.5	2003(A)
Gallipolis, OH	1,249	1,790	0	1,249	1,986	3,235	372	2,864	0	S/L 31.5	2003(A)
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149	558	5,591	0	S/L 31.5	2003(A)
Lexington, KY (North)	2,915	3,447	0	2,919	3,394	6,313	774	5,539	0	S/L 31.5	2003(A)
Richmond, KY	1,870	5,661	0	1,870	7,308	9,178	1,254	7,923	0	S/L 31.5	2003(A)
Allentown, PA	5,882	20,060	0	5,882	22,757	28,639	4,017	24,622	15,899	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	7,899	10,726	1,414	9,312	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,708	42,187	5,519	36,667	0	S/L 31.5	2003(A)
West Allis, WI	2,452	10,982	0	2,452	11,537	13,989	2,151	11,837	0	S/L 31.5	2003(A)
Chesterfield, MI	566	2,324	0	382	2,327	2,709	209	2,499	0	S/L 31.5	2006(A)
Ft. Collins, CO	2,767	2,054	0	1,129	4,506	5,635	756	4,879	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,705	3,922	537	3,385	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,774	79,596	91,370	11,937	79,434	0	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,478	13,279	1,750	11,529	0	S/L 31.5	2003(A)
Erie, PA (Peach)	10,880	19,201	0	6,373	44,194	50,567	16,850	33,717	27,195	S/L 31.5	1995(C)
Erie, PA (Hills)	0	2,564	13	723	3,834	4,557	3,168	1,390	0	S/L 30.0	1973(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

San Francisco, CA	15,332	35,803	0	10,456	24,423	34,879	3,462	31,417	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	1,837	3,698	0	S/L 30.0	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	19,287	37,988	1,663	36,324	16,733	S/L 30.0	1999(A)
Martinsville, VA	3,163	28,819	0	3,163	29,683	32,846	16,537	16,309	18,936	S/L 30.0	1989(C)
Tampa, FL (Waters)	4,105	6,640	324	3,905	8,249	12,154	4,660	7,494	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	4,392	10,885	0	4,392	10,996	15,388	3,353	12,035	0	S/L 31.5	1998(C)
Huber Hts, OH	757	14,469	1	757	25,105	25,862	7,743	18,119	0	S/L 31.5	1993(A)
Lebanon, OH	651	911	31	812	1,428	2,240	446	1,795	0	S/L 31.5	1993(A)
Xenia, OH	948	3,938	0	673	6,039	6,712	2,623	4,089	0	S/L 31.5	1994(A)
Boardman, OH	9,025	27,983	0	8,152	28,233	36,385	10,188	26,197	25,320	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,628	27,848	6,601	21,248	0	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	14,132	16,531	6,889	9,642	0	S/L 31.5	1993(A)
Bedford, IN	706	8,425	6	1,067	10,596	11,663	4,784	6,879	0	S/L 31.5	1993(A)
Watertown, SD	63	6,443	442	63	12,579	12,642	8,503	4,138	0	S/L 30.0	1977(C)
Pensacola, FL	1,805	4,010	273	816	3,142	3,958	1,030	2,928	0	S/L 30.0	1988(C)
Los Alamos, NM	725	3,500	30	725	4,921	5,646	3,749	1,897	0	S/L 30.0	1978(C)
St. Louis, MO (Sunset)	12,791	38,404	0	13,403	44,319	57,722	15,542	42,180	32,822	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,400	42,418	10,923	31,494	24,382	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	13,969	18,188	4,805	13,383	8,609	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	10,356	13,131	3,939	9,192	0	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,925	6,450	1,673	4,777	448	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143	773	1,369	0	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	7,783	13,186	1,048	12,138	0	S/L 31.5	2004(C)
Aurora, OH	832	7,560	0	1,592	14,043	15,635	4,709	10,926	0	S/L 31.5	1995(C)
Nampa, ID	1,395	8,563	0	1,395	8,563	9,958	386	9,573	0	S/L 31.5	2007(A)
Idaho Falls, ID (DDRC)	1,302	5,703	0	1,418	6,414	7,832	2,399	5,433	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	16,769	18,558	7,157	11,401	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,541	7,971	5,057	2,914	0	S/L 30.0	1983(A)
Simpsonville, SC	431	6,563	0	417	6,828	7,245	3,329	3,917	0	S/L 31.5	1994(A)
Cambden, SC	627	7,519	7	1,021	10,908	11,929	5,230	6,699	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	1	1,081	16,853	17,934	8,122	9,813	0	S/L 31.5	1993(A)
Orangeburg, SC	318	1,693	0	318	3,445	3,763	1,298	2,465	0	S/L 31.5	1995(A)
MT. Pleasant, SC	2,584	10,470	0	2,430	17,673	20,103	6,189	13,913	0	S/L 31.5	1995(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Sault ST. Marie, MI	1,826	13,710	0	1,826	15,219	17,045	6,811	10,234	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	4,131	4,258	1,917	2,340	0	S/L 31.5	1993(A)
Walker, MI (Grand Rapids)	1,926	8,039	0	1,926	8,924	10,850	3,679	7,171	0	S/L 31.5	1995(A)
Detroit, MI	6,738	26,988	27	6,738	17,308	24,046	15,847	8,200	0	S/L 31.5	1998(A)
Houghton, MI	440	7,301	1,821	413	13,807	14,220	10,409	3,811	0	S/L 30.0	1980(C)
Bad Axe, MI	184	3,647	0	184	4,433	4,617	1,981	2,636	0	S/L 31.5	1993(A)
Gaylord, MI	270	8,728	2	251	10,801	11,052	4,914	6,138	0	S/L 31.5	1993(A)
Howell, MI	332	11,938	1	332	16,160	16,492	6,798	9,693	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	1,142	13,670	14,812	6,682	8,130	0	S/L 31.5	1993(A)
Elyria, OH	352	5,693	0	352	8,469	8,821	4,653	4,168	0	S/L 30.0	1977(C)
Meridian, ID	24,591	31,779	0	24,841	60,210	85,051	10,473	74,578	37,200	S/L 31.5	2001(C)
Midvale, UT (FT. Union I, II, III & Wingers)	25,662	56,759	0	28,393	73,823	102,216	20,158	82,058	0	S/L 31.5	1998(A)
Taylorsville, UT	24,327	53,686	0	31,368	76,893	108,261	22,642	85,619	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,195	18,623	4,454	14,170	0	S/L 31.5	1998(A)
Salt Lake City, UT (33rd)	986	2,132	0	986	2,285	3,271	752	2,519	0	S/L 31.5	1998(A)
Riverdale, UT	15,845	36,479	0	15,845	43,423	59,268	14,501	44,767	0	S/L 31.5	1998(A)
Bemidji, MN	442	8,229	500	442	11,570	12,012	8,496	3,517	0	S/L 30.0	1977(C)
Salt Lake City, UT	2,801	5,997	0	2,801	6,888	9,689	2,430	7,260	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	3,620	8,414	12,034	2,826	9,207	0	S/L 31.5	1998(A)
Birmingham, AL Eastwood)	3,726	13,974	0	3,726	17,129	20,855	7,472	13,384	0	S/L 31.5	1994(A)
Birmingham, Al (Brookhighland)	10,573	26,002	0	11,434	51,440	62,874	16,713	46,161	0	S/L 31.5	1995(A)
Ormond Beach, FL	1,048	15,812	4	1,048	18,025	19,073	8,104	10,969	0	S/L 31.5	1994(A)
Antioch, CA	3,066	12,220	0	3,066	6,308	9,374	983	8,391	0	S/L 40.0	2005(A)
Santa Rosa, CA	3,783	15,964	0	3,783	14,869	18,652	1,284	17,367	0	S/L 40.0	2005(A)
San Diego, CA (College)	0	11,079	55	0	9,465	9,465	804	8,661	0	S/L 40.0	2005(A)
Las Vegas, NV	6,458	3,488	0	6,458	2,939	9,397	275	9,121	0	S/L 40.0	2005(A)
West Covina, CA	0	20,456	0	0	19,341	19,341	1,650	17,691	0	S/L 40.0	2005(A)
Phoenix, AZ	2,443	6,221	0	2,443	5,633	8,076	497	7,578	0	S/L 40.0	2005(A)
Fairfield, CA	9,140	11,514	0	9,140	4,941	14,081	922	13,159	0	S/L 40.0	2005(A)
Garden Grove, CA	4,955	5,392	0	4,955	4,853	9,808	430	9,378	0	S/L 40.0	2005(A)
San Diego, CA	5,508	8,294	0	5,508	3,394	8,902	665	8,237	0	S/L 40.0	2005(A)
Carson City, NV	1,928	4,841	0	1,928	4,450	6,378	387	5,992	0	S/L 40.0	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Tucson, AZ	1,938	4,151	0	1,938	3,785	5,723	330	5,393	0	S/L 40.0	2005(A)
Redding, CA	1,978	5,831	0	1,978	5,384	7,362	467	6,895	0	S/L 40.0	2005(A)
San Antonio, TX	2,403	2,697	0	2,403	2,387	4,790	213	4,577	0	S/L 40.0	2005(A)
Chandler, AZ	2,136	5,831	0	2,136	5,349	7,485	466	7,019	0	S/L 40.0	2005(A)
Chino, CA	4,974	7,052	0	4,974	2,948	7,922	564	7,358	0	S/L 40.0	2005(A)
Las Vegas, NV	2,621	6,039	0	2,621	5,546	8,167	483	7,684	0	S/L 40.0	2005(A)
Clovis, CA	0	9,057	0	0	7,809	7,809	728	7,081	0	S/L 40.0	2005(A)
Santa Maria, CA	1,117	8,736	0	1,117	8,185	9,302	701	8,601	0	S/L 40.0	2005(A)
El Cajon, CA	0	15,648	0	0	14,743	14,743	1,260	13,483	0	S/L 40.0	2005(A)
Ukiah, CA	1,632	2,368	0	1,632	2,133	3,765	187	3,577	0	S/L 40.0	2005(A)
Madera, CA	1,770	746	0	1,770	603	2,373	56	2,317	0	S/L 40.0	2005(A)
Mesa, AZ	2,551	11,951	0	2,551	11,123	13,674	960	12,714	0	S/L 40.0	2005(A)
Burbank, CA	0	20,834	0	0	19,661	19,661	1,637	18,024	0	S/L 40.0	2005(A)
North Fullerton, CA	4,163	5,980	0	4,163	5,427	9,590	478	9,113	0	S/L 40.0	2005(A)
Tulare, CA	2,868	4,200	0	2,868	3,793	6,661	335	6,326	0	S/L 40.0	2005(A)
Porterville, CA	1,681	4,408	0	1,681	4,038	5,719	351	5,368	0	S/L 40.0	2005(A)
Lompac, CA	2,275	2,074	0	2,275	1,821	4,096	163	3,932	0	S/L 40.0	2005(A)
Palmdale, CA	4,589	6,544	0	4,589	5,949	10,538	523	10,014	0	S/L 40.0	2005(A)
Anaheim, CA	8,900	11,925	0	8,900	7,578	16,478	958	15,520	0	S/L 40.0	2005(A)
Sonora, CA	1,889	6,860	0	1,889	5,100	6,989	550	6,439	0	S/L 40.0	2005(A)
Phoenix, AZ	2,334	8,453	0	2,334	7,835	10,169	678	9,491	0	S/L 40.0	2005(A)
Foot Hill Ranch, CA	5,409	9,383	0	5,409	2,631	8,040	753	7,288	0	S/L 40.0	2005(A)
Reno, NV	2,695	5,078	0	2,695	4,629	7,324	405	6,919	0	S/L 40.0	2005(A)
Las Vegas, NV	5,736	5,795	0	5,736	3,429	9,165	462	8,703	0	S/L 40.0	2005(A)
Folsom, CA	3,461	11,036	0	3,461	10,205	13,666	886	12,779	0	S/L 40.0	2005(A)
Slatten Ranch, CA	5,439	11,728	0	5,439	8,379	13,818	942	12,877	0	S/L 40.0	2005(A)
Buffalo, NY	2,341	8,995	0	2,341	9,580	11,921	1,461	10,460	0	S/L 31.5	2004(A)
West Seneca, NY	2,929	12,926	0	2,929	12,941	15,870	1,945	13,925	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,878	21,291	0	5,878	22,480	28,358	3,516	24,842	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	23,225	29,098	3,508	25,590	0	S/L 31.5	2004(A)
Ithaca, NY	9,198	42,969	0	9,198	43,150	52,348	6,393	45,955	15,933	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,766	20,069	2,653	17,415	0	S/L 31.5	2004(A)
West Seneca, NY	2,576	2,590	0	2,576	3,530	6,106	485	5,622	0	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Orland Park, IL	10,430	13,081	0	10,430	13,101	23,531	1,991	21,540	0	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,155	21,226	2,605	18,621	0	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	7,683	10,744	1,154	9,590	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,660	26,812	3,317	23,495	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	23,371	33,199	3,637	29,563	12,544	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	4,180	747	0	4,180	1,010	5,190	184	5,006	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,834	30,525	39,359	4,982	34,376	3,662	S/L 31.5	2004(A)
N. Charleston, SC (N Charl Ctr)	5,146	5,990	0	5,146	8,456	13,602	1,255	12,347	10,027	S/L 31.5	2004(A)
Jacsonville, FL (Arlington Road)	4,672	5,085	0	4,672	(509)	4,163	857	3,306	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	53,716	67,847	7,885	59,963	9,597	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I)	22,229	52,579	0	22,279	56,185	78,464	9,852	68,612	8,289	S/L 31.5	2004(A)
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	750	8,365	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	109,194	158,227	16,436	141,791	43,475	S/L 31.5	2004(A)
Plattsburgh, NY	10,734	34,028	0	10,767	35,296	46,063	5,697	40,366	4,458	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	0	5,021	8,335	13,356	1,172	12,184	0	S/L 31.5	2004(A)
Niagara Falls, NY	4,956	11,370	0	1,973	3,191	5,164	493	4,671	0	S/L 31.5	2004(A)
Amherst, NY	29,729	78,602	0	28,672	73,602	102,274	11,360	90,914	20,875	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,922	8,823	751	8,071	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,100	25,110	2,866	22,244	0	S/L 31.5	2004(A)
Orange Park, FL (The Village)	1,929	5,476	0	1,929	5,515	7,444	835	6,609	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,425	8,537	683	7,854	0	S/L 31.5	2004(A)
Lockport, NY	9,253	23,829	0	9,253	24,121	33,374	3,640	29,734	10,124	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	3,568	29,001	0	3,620	29,555	33,175	4,304	28,872	715	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	26,888	42,359	4,450	37,910	4,060	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	11,892	13,346	2,346	10,999	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	613	4,664	0	S/L 31.5	2004(A)
Amherst, NY	4,054	11,995	0	4,054	12,053	16,107	1,808	14,299	4,204	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,743	15,022	2,079	12,943	0	S/L 31.5	2004(A)
Tonawanda, NY (Sher/Delaware)	5,090	14,874	0	5,090	14,942	20,032	2,255	17,777	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	59,240	95,464	8,788	86,676	11,349	S/L 31.5	2004(A)
Gates, NY	9,369	40,672	0	9,369	41,558	50,927	6,233	44,694	23,783	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,565	5,078	0	4,565	9,239	13,804	1,189	12,615	3,571	S/L 31.5	2004(A)
Englewood, FL	2,172	2,983	0	2,172	3,195	5,367	424	4,944	1,352	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,872	17,399	2,382	15,017	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	0	14,369	44,410	58,779	6,125	52,655	22,869	S/L 31.5	2004(A)
Amherst, NY (Sheridan/Harlem)	2,620	2,554	0	2,620	2,848	5,468	442	5,027	0	S/L 31.5	2004(A)
Indian Trail, NC	3,172	7,075	0	3,172	7,368	10,540	1,153	9,386	6,634	S/L 31.5	2004(A)
Dewitt, NY	1,140	6,756	0	881	5,677	6,558	844	5,714	0	S/L 31.5	2004(A)
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	1,235	9,017	0	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	0	4,682	19,484	24,166	273	23,893	30,618	S/L 31.5	2007(A)
Ashtabula, OH	1,444	9,912	0	1,444	9,916	11,360	1,473	9,888	6,608	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	51,916	72,213	8,128	64,085	20,804	S/L 31.5	2004(A)
Dansville, NY	2,806	4,905	0	2,806	5,041	7,847	768	7,079	0	S/L 31.5	2004(A)
Dewitt, NY (Dewitt Commons)	9,738	26,351	0	9,738	32,044	41,782	6,370	35,412	0	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,517	8,891	955	7,936	6,297	S/L 31.5	2004(A)
Wilmington, NC	4,785	16,852	1,183	4,287	34,528	38,815	15,396	23,418	24,500	S/L 31.5	1989(C)
Berlin, VT	859	10,948	24	866	15,466	16,332	8,932	7,401	0	S/L 30.0	1986(C)
Brainerd, MN	703	9,104	272	1,182	15,955	17,137	7,388	9,749	0	S/L 31.5	1991(A)
Spring Hill, FL	1,084	4,816	266	2,096	11,051	13,147	5,234	7,913	4,521	S/L 30.0	1988(C)
Tiffin, OH	432	5,908	435	432	7,907	8,339	5,767	2,572	0	S/L 30.0	1980(C)
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,707	42,731	56,438	7,116	49,323	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	7,833	35,550	0	8,082	56,549	64,631	18,087	46,544	36,573	S/L 31.5	1997(C)
Dickinson, ND	57	6,864	355	51	7,799	7,850	7,596	254	0	S/L 30.0	1978(C)
New Bern, NC	780	8,204	72	441	5,285	5,726	2,717	3,008	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,759	155,203	287,962	19,400	268,563	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,601	77,432	106,033	9,836	96,197	57,500	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	75,214	91,600	9,513	82,088	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	42,507	50,682	5,373	45,308	0	S/L 31.5	2005(A)
San German, PR (Camino Real)	3,215	24	0	3,232	24	3,256	14	3,243	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	19,214	25,584	0	18,629	26,235	44,864	3,390	41,474	0	S/L 31.5	2005(A)
Bayamon, PR (Rio Hondo)	91,645	98,007	0	91,898	101,795	193,693	12,531	181,162	109,500	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,238	26,922	37,160	3,041	34,119	0	S/L 31.5	2005(A)
Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	12,237	16,531	1,586	14,945	0	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	7,965	29,898	0	8,094	30,890	38,984	3,945	35,039	0	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	109,884	211,103	13,617	197,486	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,728	25,804	2,410	23,393	0	S/L 31.5	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Guyama, PR (Plaza Wal-Mart)	1,960	18,721	0	1,960	18,922	20,882	2,412	18,470	0	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,502	45,878	5,254	40,624	0	S/L 31.5	2005(A)
San German, PR (Del Oeste)	6,470	20,751	0	6,470	21,117	27,587	2,714	24,874	0	S/L 31.5	2005(A)
Princeton, NJ	7,121	29,783	0	7,121	36,049	43,170	11,600	31,570	0	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	6,327	44,466	0	7,343	55,589	62,932	12,651	50,280	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,545	41,897	9,002	32,894	30,000	S/L 31.5	2000(C)
Wichita, KS ( Eastgate)	5,058	11,362	0	5,222	12,549	17,771	2,956	14,814	0	S/L 31.5	2002(A)
Russellville, AR	624	13,391	0	624	14,832	15,456	6,373	9,083	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	19,228	20,135	6,968	13,167	0	S/L 31.5	1994(A)
Ottumwa, IA	338	8,564	103	317	16,545	16,862	7,484	9,378	0	S/L 31.5	1990(C)
Washington, NC	991	3,118	34	878	4,476	5,354	2,268	3,085	0	S/L 31.5	1990(C)
Leawood, KS	13,002	69,086	0	13,527	79,210	92,737	14,489	78,248	46,435	S/L 31.5	1998(A)
Littleton, CO	12,249	50,709	0	12,621	53,334	65,955	10,747	55,209	42,200	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	13,776	15,986	7,838	8,148	0	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475	37,981	41,456	7,860	33,597	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	9,827	11,046	4,948	6,098	0	S/L 31.5	1986(C)
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,708	15,317	4,064	11,253	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	552	1,561	0	S/L 31.5	1998(A)
Barboursville, WV	431	1,417	2	0	1,959	1,959	647	1,312	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,087	44,494	0	12,243	49,112	61,355	15,936	45,418	0	S/L 31.5	1998(A)
Columbus, OH (Dublin Village))	6,478	29,792	0	6,478	29,681	36,159	29,654	6,505	0	S/L 31.5	2005(A)
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,957	16,944	4,195	12,749	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	5,059	8,893	1,291	7,602	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,774	2,028	427	1,601	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	25,183	32,659	6,450	26,208	6,173	S/L 31.5	2001(A)
San Antonio, TX (Center)	1,232	7,881	0	1,014	7,256	8,270	304	7,966	0	S/L 31.5	2007(C)
San Antonio, TX (Lifestyle)	1,613	10,791	0	5,427	54,036	59,463	985	58,478	0	S/L 31.5	2007(C)
McHenry, IL	332	1,302	0	1,884	7,021	8,905	76	8,829	0	S/L 31.5	2006(C)
San Antonio, TX (Terrell)	4,980	11,880	0	4,980	11,880	16,860	377	16,484	12,774	S/L 31.5	2007(A)
Macon, GA	2,940	5,192	0	2,940	5,447	8,387	314	8,073	0	S/L 31.5	2007(A)
Snellville, GA (Commons)	10,185	51,815	0	10,318	52,499	62,817	3,117	59,700	0	S/L 31.5	2007(A)
Union, NJ	7,659	15,689	0	7,650	15,670	23,320	936	22,385	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Spartanburg, SC (Northpoint)	1,015	8,992	0	1,015	8,992	10,007	553	9,455	0	S/L 31.5	2007(A)
Taylors, SC (Hampton)	1,732	4,506	0	1,732	4,506	6,238	272	5,966	0	S/L 31.5	2007(A)
Dothan, AL (Shops)	2,065	20,972	0	2,065	20,974	23,039	1,249	21,789	11,409	S/L 31.5	2007(A)
Bradenton, FL (Cortez)	10,766	31,203	0	10,766	31,262	42,028	1,911	40,116	12,198	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	0	5,579	16,259	21,838	1,018	20,819	0	S/L 31.5	2007(A)
New Tampa, FL	1,707	3,338	0	1,707	3,343	5,050	208	4,841	0	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	0	2,108	8,271	10,379	561	9,818	5,200	S/L 31.5	2007(A)
Kennesaw, GA (Town)	6,175	9,028	0	6,175	9,029	15,204	533	14,670	0	S/L 31.5	2007(A)
Lawrenceville, GA (Springfield)	3,049	10,890	0	3,049	10,892	13,941	649	13,292	0	S/L 31.5	2007(A)
Roswell, GA (Village)	6,566	15,005	0	6,566	15,057	21,623	892	20,731	0	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	0	2,440	10,209	12,649	683	11,966	6,770	S/L 31.5	2007(A)
Greensboro, NC (Golden)	5,012	11,162	0	5,012	11,163	16,175	679	15,496	0	S/L 31.5	2007(A)
Greensboro, NC (Wendover)	3,153	9,455	0	3,153	9,536	12,689	565	12,124	5,450	S/L 31.5	2007(A)
Brick, NJ	4,261	21,479	0	4,261	21,554	25,815	1,292	24,522	10,300	S/L 31.5	2007(A)
East Hanover, NJ (Plaza)	3,847	23,798	0	3,847	23,998	27,845	1,443	26,401	9,280	S/L 31.5	2007(A)
East Hanover, NJ (Sony)	6,861	11,165	0	6,861	11,165	18,026	671	17,354	6,445	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	0	1,631	8,402	10,033	506	9,527	0	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	0	3,804	16,805	20,609	1,011	19,599	10,000	S/L 31.5	2007(A)
Conway, SC	1,217	7,038	0	1,217	7,045	8,262	459	7,804	0	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	0	1,795	9,933	11,728	591	11,138	0	S/L 31.5	2007(A)
Newport News, VA (Denbigh)	10,064	21,272	0	10,064	21,489	31,553	1,331	30,222	11,457	S/L 31.5	2007(A)
Richmond, VA (Downtown)	12,002	34,736	0	11,990	34,740	46,730	2,067	44,663	18,480	S/L 31.5	2007(A)
Springfield, VA (Loisdale)	12,627	30,572	0	12,627	30,572	43,199	1,803	41,396	0	S/L 31.5	2007(A)
Springfield, VA (Spring Mall)	4,389	9,466	0	4,389	10,145	14,534	623	13,911	0	S/L 31.5	2007(A)
Sterling, VA	8,426	18,651	0	8,426	18,651	27,077	1,109	25,968	0	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	0	6,090	11,746	17,836	701	17,134	8,015	S/L 31.5	2007(A)
Ocala, FL	2,877	9,407	0	2,877	9,408	12,285	566	11,719	0	S/L 31.5	2007(A)
Plant City, FL	3,687	9,849	0	3,687	9,858	13,545	586	12,959	5,900	S/L 31.5	2007(A)
Brandon, FL	3,571	12,190	0	3,571	12,190	15,761	718	15,043	0	S/L 31.5	2007(A)
Atlanta, GA (Abernathy)	11,634	31,341	0	11,634	31,358	42,992	1,841	41,151	13,392	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	0	3,007	8,507	11,514	508	11,006	0	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	0	5,739	14,307	20,046	860	19,187	8,424	S/L 31.5	2007(A)
Ashville, NC (Oakley)	2,651	8,908	0	2,651	8,924	11,575	597	10,978	5,175	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Cary, NC (Mill Pond)	6,913	17,301	0	6,913	17,334	24,247	1,034	23,213	8,500	S/L 31.5	2007(A)
Charlotte, NC (Camfield)	2,842	9,807	0	2,842	9,843	12,685	591	12,093	5,150	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	0	4,382	15,277	19,659	900	18,759	0	S/L 31.5	2007(A)
Greensboro, NC (Capital)	3,070	13,386	0	3,070	13,463	16,533	818	15,715	6,700	S/L 31.5	2007(A)
Raleigh, NC (Capital)	2,728	10,665	0	2,728	10,665	13,393	640	12,753	5,478	S/L 31.5	2007(A)
Raleigh, NC (Wakefield)	3,345	11,482	0	3,345	11,496	14,841	695	14,147	0	S/L 31.5	2007(A)
Wilmington, NC (Oleander)	2,270	4,812	0	2,270	4,963	7,233	324	6,909	0	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	0	1,598	8,240	9,838	499	9,338	0	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	0	4,645	10,341	14,986	673	14,314	0	S/L 31.5	2007(A)
Greenwood, SC	607	4,094	0	607	4,094	4,701	252	4,450	0	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	0	7,714	30,585	38,299	1,805	36,495	14,000	S/L 31.5	2007(A)
Cullman, AL	2,542	7,651	0	2,542	7,651	10,193	469	9,724	0	S/L 31.5	2007(A)
Dothan, AL	1,293	6,005	0	1,293	6,005	7,298	366	6,932	0	S/L 31.5	2007(A)
Culver City, CA	4,239	4,824	0	4,239	4,824	9,063	290	8,773	0	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,739	0	1,380	4,739	6,119	288	5,831	0	S/L 31.5	2007(A)
Manchester, CT	4,334	10,428	0	4,334	9,408	13,742	638	13,104	0	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	0	9,593	17,686	27,279	1,075	26,203	0	S/L 31.5	2007(A)
Plantation, FL (Vision)	1,032	580	0	1,032	580	1,612	35	1,577	0	S/L 31.5	2007(A)
Vero Beach, FL	2,653	4,667	0	2,653	4,667	7,320	284	7,035	0	S/L 31.5	2007(A)
Duluth, GA (Sofa)	815	2,692	0	815	2,692	3,507	165	3,342	0	S/L 31.5	2007(A)
Gainesville, GA	1,073	1,586	0	1,073	1,586	2,659	95	2,564	0	S/L 31.5	2007(A)
Lawrenceville, GA (Eckerd)	1,457	1,057	0	1,457	1,057	2,514	64	2,450	0	S/L 31.5	2007(A)
Macon, GA (K-Mart)	1,397	1,142	0	1,397	1,142	2,539	67	2,473	0	S/L 31.5	2007(A)
Marietta, GA (Eckerd)	1,622	1,050	0	1,622	1,050	2,672	64	2,609	0	S/L 31.5	2007(A)
Rome, GA	1,523	4,065	0	1,523	4,065	5,588	249	5,339	0	S/L 31.5	2007(A)
Snellville, GA (Eckerd)	1,303	1,494	0	1,303	1,494	2,797	90	2,708	0	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	0	431	3,774	4,205	235	3,970	0	S/L 31.5	2007(A)
Warner Robbins, GA (Lowe’s)	3,667	10,940	0	3,667	10,940	14,607	672	13,934	0	S/L 31.5	2007(A)
Rockford, IL	1,107	3,165	0	1,107	3,165	4,272	191	4,081	3,223	S/L 31.5	2007(A)
Covington, LA	1,054	1,394	0	1,054	1,423	2,477	92	2,386	0	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	0	5,395	10,938	16,333	656	15,677	0	S/L 31.5	2007(A)
Dearborn Heights, MI	2,463	2,946	0	2,463	2,946	5,409	178	5,232	3,550	S/L 31.5	2007(A)
Livonia, MI	1,411	2,727	0	1,411	2,727	4,138	165	3,973	2,477	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Port Huron, MI	1,662	3,270	0	1,662	3,270	4,932	198	4,735	0	S/L 31.5	2007(A)
Westland, MI	1,400	2,531	0	1,400	2,531	3,931	155	3,776	2,625	S/L 31.5	2007(A)
Cary, NC	2,264	4,581	0	2,264	4,581	6,845	277	6,568	0	S/L 31.5	2007(A)
Concord, NC (Eckerd)	885	2,119	0	885	2,119	3,004	128	2,877	0	S/L 31.5	2007(A)
Raleigh, NC (Eckerd)	1,249	2,127	0	1,249	2,127	3,376	128	3,248	0	S/L 31.5	2007(A)
Winston-Salem, NC (Wal-Mart)	7,156	15,010	0	7,156	15,010	22,166	931	21,236	0	S/L 31.5	2007(A)
Buffalo, NY (Eckerd)	1,229	2,428	0	1,229	2,428	3,657	146	3,511	0	S/L 31.5	2007(A)
Cheektowaga, NY (Eckerd)	1,740	2,417	0	1,740	2,417	4,157	145	4,013	0	S/L 31.5	2007(A)
Dunkirk, NY	0	1,487	0	0	1,487	1,487	91	1,396	0	S/L 31.5	2007(A)
Amherst, NY (Eckerd)	1,483	1,917	0	1,483	1,917	3,400	116	3,285	0	S/L 31.5	2007(A)
Alliance, OH	812	16,244	0	812	16,244	17,056	1,002	16,054	0	S/L 31.5	2007(A)
Cincinnati, OH (Kroger)	2,805	5,028	0	2,805	5,028	7,833	303	7,530	0	S/L 31.5	2007(A)
Steubenville, OH	3,324	10,423	0	3,324	10,423	13,747	639	13,107	0	S/L 31.5	2007(A)
Weschester, OH	1,449	3,916	0	1,449	3,916	5,365	244	5,121	0	S/L 31.5	2007(A)
Oklahoma City, OK	395	1,697	0	395	1,697	2,092	101	1,991	0	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	0	863	2,225	3,088	134	2,954	0	S/L 31.5	2007(A)
Connelsville, PA	1,356	2,524	0	1,356	2,524	3,880	151	3,729	0	S/L 31.5	2007(A)
Harborcreek, PA	1,062	2,124	0	1,062	2,124	3,186	127	3,059	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	958	2,223	0	958	2,223	3,181	133	3,048	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	1,525	2,416	0	1,525	2,416	3,941	145	3,796	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	0	1,486	0	0	1,486	1,486	90	1,395	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,578	2,721	0	1,578	2,721	4,299	163	4,137	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,641	2,015	0	1,641	2,015	3,656	121	3,536	0	S/L 31.5	2007(A)
Penn, PA	852	2,418	0	852	2,418	3,270	145	3,124	0	S/L 31.5	2007(A)
Monroeville, PA	2,863	2,935	0	2,863	2,935	5,798	175	5,622	0	S/L 31.5	2007(A)
Monroeville, PA (Eckerd)	1,431	2,024	0	1,431	2,024	3,455	122	3,333	0	S/L 31.5	2007(A)
New Castle, PA	1,331	2,016	0	1,331	2,016	3,347	121	3,226	0	S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	0	1,771	2,523	4,294	151	4,143	0	S/L 31.5	2007(A)
Plum Borough, PA	1,671	2,424	0	1,671	2,424	4,095	145	3,950	0	S/L 31.5	2007(A)
Taega Cay, SC	1,387	2,451	0	1,387	2,451	3,838	148	3,690	0	S/L 31.5	2007(A)
Gaffney, SC	1,189	2,363	0	1,189	2,363	3,552	144	3,408	0	S/L 31.5	2007(A)
Greenville, SC (Eckerd)	1,452	1,909	0	1,452	1,909	3,361	115	3,246	0	S/L 31.5	2007(A)
Greenville, SC (Wal-Mart)	5,659	14,411	0	5,659	14,411	20,070	897	19,174	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2008										Total				Date
(In thousands)										Cost,				of
	Initial Cost			Total Cost (B)						Net			Depreciable	Construction
		Buildings				Buildings				of			Lives	(C)
		&				&			Accumulated	Accumulated			(Years)	Acquisition
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation	Depreciation	Encumbrances		(1)	(A)

Mt. Pleasant, SC (Bi-Lo)	2,420	7,979	0	2,420		7,979		10,399	492	9,907	0		S/L 31.5	2007(A)
Piedmont, SC	589	1,687	0	589		1,687		2,276	102	2,174	0		S/L 31.5	2007(A)
Spartanburg, SC (Blackstock)	1,223	2,128	0	1,223		2,128		3,351	128	3,222	0		S/L 31.5	2007(A)
Spartanburg, SC (Eckerd)	1,255	2,226	0	1,255		2,226		3,481	134	3,347	0		S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	0	1,145		2,353		3,498	143	3,355	0		S/L 31.5	2007(A)
Baytown, TX (Lowe’s)	1,568	10,383	0	1,568		10,383		11,951	633	11,318	0		S/L 31.5	2007(A)
Ft. Worth, TX (CVS )	860	1,913	0	860		1,913		2,773	114	2,659	0		S/L 31.5	2007(A)
Ft. Worth , TX (CVS)	701	1,276	0	701		1,276		1,977	77	1,901	0		S/L 31.5	2007(A)
Garland, TX	1,567	73	0	1,567		73		1,640	4	1,635	0		S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	0	2,892		3,226		6,118	205	5,913	0		S/L 31.5	2007(A)
Houston, TX	4,380	8,729	0	4,380		8,729		13,109	543	12,567	0		S/L 31.5	2007(A)
Richland Hills, TX	1,094	1,605	0	1,094		1,605		2,699	97	2,603	0		S/L 31.5	2007(A)
Richardson, TX (CVS)	1,045	1,594	0	1,045		1,594		2,639	96	2,543	0		S/L 31.5	2007(A)
Rowlett, TX	1,241	211	0	1,241		211		1,452	12	1,440	0		S/L 31.5	2007(A)
Tyler, TX	316	1,384	0	316		1,219		1,535	83	1,452	0		S/L 31.5	2007(A)
Olympia, WA	2,946	3,094	0	2,946		3,094		6,040	190	5,850	0		S/L 31.5	2007(A)
Oshkosh, WI	1,250	3,176	0	1,250		3,176		4,426	192	4,234	2,817		S/L 31.5	2007(A)
Weirton, WV	694	2,109	0	694		2,109		2,803	127	2,676	0		S/L 31.5	2007(A)
Lakeland, FL (Highlands)	2,800	3,148	0	2,800		3,442		6,242	298	5,944	0		S/L 31.5	2007(A)
Plantation, FL (Fountains)	20,697	36,751	0	20,697		39,305		60,002	2,469	57,533	0		S/L 31.5	2007(A)
Evansville, IN (East)	8,964	18,764	0	8,964		18,800		27,764	1,166	26,598	0		S/L 31.5	2007(A)
Portfolio Balance (DDR)	492,046	523,078	0	492,055		523,085		1,015,140	26,650	988,483	387,374	(2)	S/L 31.5

	$2,525,663	$5,873,157	$12,403	$2,543,856	(3)	$6,562,779	(4)	$9,106,635	$1,208,903	$7,897,732	$1,565,989

(1)	S/L refers to straight-line depreciation.

(2)	Includes $258.5 million of mortgage debt which encumbers 37 Mervyns sites.

(3)	Includes $469.9 million of land under development at December 31, 2008.

(4)	Includes $409.6 million of construction in progress at December 31, 2008.

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $9.1 billion at December 31, 2008.

The changes in Total Real Estate Assets for the three years ended December 31, 2008 are as follows:

	2008	2007	2006

Balance, beginning of year	$8,978,875	$7,442,135	$7,029,337
Acquisitions and transfers from joint ventures	10,994	3,048,672	370,218
Developments, improvements and expansions	215,045	283,806	236,147
Changes in land under development and construction in progress	214,622	211,432	104,808
Real estate held for sale	—	(5,863)	(8,558)
Sales and transfers to joint ventures	(312,901)	(2,001,307)	(289,817)

Balance, end of year	$9,106,635	$8,978,875	$7,442,135

The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2008 are as follows:

	2008	2007	2006

Balance, beginning of year	$1,024,048	$861,266	$692,823
Depreciation for year	246,374	224,375	193,527
Real estate held for sale	—	(67)	(3,326)
Sales	(61,519)	(61,526)	(21,758)

Balance, end of year	$1,208,903	$1,024,048	$861,266

Schedule IV — Mortgage Loans on Real Estate
December 31, 2008
(Dollars amounts in thousands)

								Principal
								Amount of
								Loans
								subject to
			Final	Periodic				delinquent
			Maturity	Payment	Prior	Face Amount of	Carrying Amount of	principal
Description	Interest Rate		Date	Terms	Liens	Mortgages	Mortgages	or interest

MEZZANINE LOANS MULTI-FAMILY
Multifamily Development/Mesa, AZ	LIBOR+6.0	%, Floor 11%	Mar-11	Interest Monthly, principal at maturity	—	5,211	5,211	—
Multifamily Development/Dallas, TX	LIBOR+6.5	%, Floor 11.5%	Apr-11	Interest Monthly, principal at maturity	—	2,822	2,822	—
Multifamily Development/Dallas, TX	LIBOR+8.0	%, Floor 12%	Jun-11	Interest Monthly, principal at maturity	—	7,624	7,624	—
RETAIL
Retail Development/ BonitaSprings, FL	LIBOR+6.0	%, Floor 11%	May-11	Interest Monthly, principal at maturity	—	10,806	5,406(1)	—
Retail Development/ Bloomfield Hills, MI	LIBOR+7.0	%, Floor 12%	Jul-11	Interest Monthly, principal at maturity	—	58,089	58,089	—
Retail Development/ Orlando, FL	Prime+0.5	%, Floor 7%	Oct-08	Interest Monthly, principal at maturity	—	18,988	18,988	18,988
MIXED USE
Mixed Use Development/ Washington DC	LIBOR+7.0	%, Floor 11%	Dec-10	Interest Monthly, principal at maturity	—	12,600	12,600	—
Mixed Use Development/ East Lansing, MI	LIBOR+10.0	%, Floor 14%	Sep-11	Interest Monthly, principal at maturity	—	4,679	4,679	—

						$120,819	$115,419

(1)	Includes a $5.4 million loan loss reserve.

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Balance at beginning of period	$—	$—
Additions during period:
New mortgage loans	120,819	—
Deductions during period:
Provision for loan loss reserve	(5,400)	—
Collections of principal	—	—

Balance at close of period	$115,419	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein
Scott A. Wolstein, Chairman and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day February, 2009.

/s/ Scott A. Wolstein Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William H. Schafer William H. Schafer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Christa A. Vesy Christa A. Vesy	Senior Vice President and Chief Accounting Officer

/s/ Dean S. Adler Dean S. Adler	Director

/s/ Terrance R. Ahern Terrance R. Ahern	Director

Robert H. Gidel	Director

/s/ Victor B. MacFarlane Victor B. MacFarlane	Director

/s/ Craig Macnab Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Sholem Barry A. Sholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director