Form 10-K/A
period 2008-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2009-04-29
CIK 894315

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
(216) 755-5500

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Shares, $0.10 par value per share	New York Stock Exchange
Depositary Shares Representing Class G Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class H Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class I Cumulative Redeemable Preferred Shares	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
129,285,114 common shares outstanding as of February 13, 2009

EXPLANATORY NOTE
          Developers Diversified Realty Corporation, an Ohio corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed on February 27, 2009 (the “Original Filing”), to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14, and to amend and restate the Exhibit Index.
          Other than as set forth herein, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including amendments to those filings, if any.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTOR INFORMATION

Period
of Service
Name and Age	Principal Occupation	as Director

Dean S. Adler 52	Chief Executive Officer, Lubert-Adler Partners, L.P. (real estate investments)	5/97-Present

Terrance R. Ahern 53	Co-Founder and Principal, The Townsend Group (institutional real estate consulting)	5/00-Present

Robert H. Gidel 57	Managing Member, Liberty Partners, LP (real estate investments)	5/00-Present

Victor B. MacFarlane 57	Managing Principal, Chairman and Chief Executive Officer, MacFarlane Partners (real estate investments)	5/02-Present

Craig Macnab 53	Chief Executive Officer, National Retail Properties (real estate investment trust)	3/03-Present

Scott D. Roulston 51	Chief Executive Officer, Fairport Asset Management (investment advisor)	5/04-Present

Barry A. Sholem 53	Partner, MDS Capital, L.P. (venture capital company)	5/98-Present

William B. Summers, Jr. 58	Retired	5/04-Present

Scott A. Wolstein 56	Our Chairman of the Board of Directors and Chief Executive Officer	11/92-Present
          Dean S. Adler is currently the Chief Executive Officer of Lubert-Adler Partners, L.P., or Lubert-Adler, a private equity real estate investment company which he co-founded in 1997. Lubert-Adler currently manages over $4 billion in equity and $15 billion in assets in five real estate funds. It recently commenced a new $2.5 billion fund. Lubert-Adler is a key member of Independence Capital Partners, a family of investment funds totaling over $10 billion in equity. Mr. Adler is an attorney and a certified public accountant. Mr. Adler currently serves on several boards of directors, including Bed Bath & Beyond, Inc., Chrysler Financial Board of Managers, LNR

Property Corporation and Electronics Boutique, Inc., as well as several advisory boards. Mr. Adler also serves on several community and philanthropic boards.
          Terrance R. Ahern is a Founder and Principal of The Townsend Group, an institutional real asset advisory firm formed in 1986. Townsend consults or advises domestic and offshore public and private pension plans, endowments and foundations, sovereign wealth funds and multi-manager funds. Mr. Ahern is a past member of the Board of Directors of the Pension Real Estate Association, or PREA, and the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. Prior to founding The Townsend Group, Mr. Ahern was engaged in the private practice of law.
          Robert H. Gidel has been the Managing Member of Liberty Partners, LP, a partnership that makes investments in both private and publicly traded real estate and finance focused operating companies, since 1998. Mr. Gidel was President of Ginn Development Company, LLC, one of the largest privately held developers of resort communities and private clubs in the Southeast, from July 2007 until April 2009. Mr. Gidel was Chairman of the Board of Directors of LNR Property Holdings, a private multi-asset real estate company, from 2005 until 2007. Until January 2007, he was a member of the Board of Directors and lead director of Global Signal Inc., a REIT, of which he was lead director, chairman of the governance committee and a member of the compensation committee. He has been a trustee of Fortress Registered Investment Trust and a director of Fortress Investment Fund II, LLC since 1999, both of which are registered investment companies. From 1998 until 2005, Mr. Gidel was the independent member of the investment committee of the Lone Star Funds I, II, III, IV and V. Mr. Gidel was also a member of the Board of Directors of U.S. Restaurant Properties, Inc. until 2005 and a member of the Board of Directors of American Industrial Properties REIT until 2001.
          Victor B. MacFarlane is Managing Principal, Chairman and Chief Executive Officer of MacFarlane Partners, which he founded in 1987 to provide real estate investment management services to institutional investors. Mr. MacFarlane has 29 years of real estate experience. He serves on the Board of Directors of the Robert Toigo Foundation, the Real Estate Executive Council, the Initiative for a Competitive Inner City, Stanford Hospital & Clinics and The Dignity Fund. He also serves on the policy advisory board of the Fisher Center for Real Estate at the University of California, Berkeley. He is a member and trustee of the Urban Land Institute; a member and former director of PREA; and a member of the International Council of Shopping Centers, the Chief Executives Organization and the World Presidents’ Organization.
          Craig Macnab has served as the Chief Executive Officer and a Director of National Retail Properties, a publicly traded REIT, since February 2004 and as Chairman of the Board since February 2008. Mr. Macnab was the Chief Executive Officer, President and a Director of JDN Realty Corporation, or JDN, from 2000 to 2003, when we acquired JDN. Mr. Macnab is a director of Eclipsys Corporation, a provider of clinical and financial software to the healthcare industry.
          Scott D. Roulston has been the Chief Executive Officer of Fairport Asset Management, a registered investment advisor providing investment management and wealth management services and an affiliate of Wealth Trust LLC, since December 2007. From 2004 to 2007, he was Managing Partner and Director of Fairport Asset Management, LLC, and from 2001 to 2004, he was the firm’s Chief Executive Officer. From 1990 until 2001, Mr. Roulston was the President and Chief Executive Officer of Roulston & Company, until it merged with The Hickory Group in 2001 to form Fairport Asset Management, LLC.
          Barry A. Sholem became a partner of MSD Capital, L.P., an investment fund, and head of its real estate fund in July 2004. From 1995 until August 2000, Mr. Sholem was the Chairman of Donaldson, Lufkin & Jenrette, Inc. Real Estate Capital Partners, a $2 billion real estate fund that invested in a broad range of real estate-related assets, which he formed in January 1995, and, from August 2000 to November 2003, he was a Managing Director of Credit Suisse First Boston. Mr. Sholem is currently active in the Urban Land Institute (RCMF Council), the International Council of Shopping Centers, the University of California, Berkeley Real Estate Advisory Board and the Business Roundtable.
          William B. Summers, Jr. was the Non-Executive Chairman of McDonald Investments Inc., an investment banking, brokerage and investment advisory firm, from 2000 until retiring in 2006. From 1994 until 1998, Mr. Summers was the President and Chief Executive Officer of McDonald Investments Inc., and from 1998 until 2000,

Mr. Summers was the Chairman and Chief Executive Officer of McDonald Investments Inc. Mr. Summers is also currently a director of Greatbatch, Inc. and RPM International, Inc.
          Scott A. Wolstein has served as our Chief Executive Officer and a Director since our organization in 1992. Mr. Wolstein has been the Chairman of our Board of Directors since May 1997. Prior to our organization, Mr. Wolstein was a principal and executive officer of Developers Diversified Group, our predecessor. He graduated cum laude from both the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson Hine & Flory. Mr. Wolstein is currently a member of the Board of Governors and Executive Committee of NAREIT; Board of Directors of the Real Estate Roundtable; Board of Trustees of Hathaway Brown School; Board of Trustees for Case Western Reserve University; Board of Directors of University Hospitals Health Systems; the Board of Trustees of the United Way; Board Member of the Greater Cleveland Partnership; Board Member of the Cleveland Development Advisors; and member of the Executive Committee and Board of Trustees of the Zell-Lurie Wharton Real Estate Center. He is also a current member of the Urban Land Institute, PREA, and the World Presidents’ Organization. He has served as past Chairman of the State of Israel Bonds — Ohio Chapter; a past Trustee of the International Council of Shopping Centers; President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland; Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross; Board Member of the Cleveland Chapter of the Anti Defamation League; and a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award. In 2007, he received the Malden Mills Corporate Kindness Award.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and owners of more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE, initial reports of ownership and reports of changes in ownership of our common shares and other equity securities. Executive officers, directors and owners of more than 10% of our common shares are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).
          To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all officers, directors, and greater than 10% beneficial owners filed the required reports on a timely basis with the following exceptions: (i) Barry Sholem filed a late Form 4 that covered one late transaction; (ii) William B. Summers, Jr. filed a late Form 4 that covered one late transaction; (iii) Robert H. Gidel filed a late Form 4 that covered one late transaction; (iv) Scott A. Wolstein filed a late Form 4 that covered one late transaction; (v) Christa A. Vesy filed a late Form 4 that covered one late transaction; (vi) Terrance R. Ahern filed four late Form 4s that covered a total of 20 late transactions; and (vii) John S. Kokinchak filed a late Form 3 that covered six holdings.
CERTAIN CORPORATE GOVERNANCE INFORMATION
          The Company’s Board of Directors has adopted the following corporate governance documents:
•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company; and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.
          Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance” and will be provided, free of charge, to any shareholder who requests a copy by calling Thomas Morabito, Senior Director of Investor Relations, at (216) 755-5500, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.
     Codes of Ethics
          Code of Ethics for Senior Financial Officers. We have a Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief operating officer, chief financial officer, chief accounting officer and other designated senior financial officers, which we collectively refer to as our senior financial officers. This code requires our senior financial officers to act with honesty and integrity; to endeavor to provide information that is full, fair, accurate, timely and understandable in all reports and documents that we file with, or submit to, the SEC and other public filings or communications we make; to endeavor to comply faithfully with all laws, rules and regulations of federal, state and local governments and all applicable private or public regulatory agencies as well as all applicable professional codes of conduct; to not knowingly or recklessly misrepresent material facts or allow their independent judgment to be compromised; to not use for personal advantage confidential information acquired in the course of their employment; to proactively promote ethical behavior among peers and subordinates in the workplace; and to promptly report any violation or suspected violation of this code in accordance with the our Reporting and Non-Retaliation Policy and, if appropriate, directly to the Audit Committee. Only the Audit Committee or the Board of Directors, including a majority of the independent directors, may waive any provision of this code with respect to a senior financial officer. Any such waiver or any amendment to this code will be promptly disclosed on our website as required by applicable rule or regulation. This code is posted on our website, www.ddr.com, under “Investor Relations” and is available in print to any shareholder who requests it.
          Code of Business Conduct and Ethics. We also have a Code of Business Conduct and Ethics that addresses our commitment to honesty, integrity and the ethical behavior of our employees, officers and directors. This code governs the actions and working relationships of our employees, officers and directors with current and potential tenants, fellow employees, competitors, vendors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom we have or may have contact. Only the Board of Directors or the Nominating and Corporate Governance Committee may waive any provision of this code with respect to an executive officer or director. Any such waiver or any amendment to this code will be promptly disclosed on our website as required by applicable rule or regulation. The Corporate Compliance Officer may waive any provision of this code with respect to all other employees. This code is posted on our website, www.ddr.com, under “Investor Relations” and is available in print to any shareholder who requests it.
     Board Committees
          During 2008, the following committees of the Board of Directors existed: a Dividend Declaration Committee, an Executive Compensation Committee, a Nominating and Corporate Governance Committee, a Pricing Committee and an Audit Committee. The Board of Directors has approved the written charters of the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee, which are posted on our website at www.ddr.com, under “Investor Relations” and are available in print to any shareholder who requests them. Each of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee conducts a self-evaluation and review of its charter annually.

          The following table indicates the members of each committee:
Committee Membership (* Indicates Chair)

Audit Committee	Dividend Declaration Committee
Scott D. Roulston*	Scott A. Wolstein*
Craig Macnab	Dean S. Adler
William B. Summers	Craig Macnab

Executive Compensation Committee	Nominating and Corporate Governance Committee
Terrance R. Ahern *	Craig Macnab*
Victor B. MacFarlane	Terrance R. Ahern
Barry A. Sholem	Robert H. Gidel
William B. Summers	Victor B. MacFarlane

Pricing Committee	Controlled Equity Program Pricing Committee
Scott A. Wolstein*	Scott A. Wolstein
Scott D. Roulston
William B. Summers
     Audit Committee
          The Audit Committee assists the Board of Directors in overseeing the integrity of our financial statements, compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm, and prepares the Audit Committee Report included in our annual proxy statement. All of the members of the Audit Committee are independent as independence is currently defined in the rules and regulations of the SEC, and the NYSE listing standards in accordance with our Corporate Governance Guidelines. The Board of Directors has determined that each member of the Audit Committee is a “financial expert” within the meaning of Item 407 of Regulation S-K under the federal securities laws. The Audit Committee held eight meetings in 2008.
          Certain other information required by this Item 10 is incorporated by reference to the information under the heading “Executive Officers” in Part I, Item 4 of the Original Filing.
ITEM 11. EXECUTIVE COMPENSATION.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Executive Summary
          In this section of this report, we discuss in detail our executive compensation program that applied to our senior executive officers for 2008. This discussion includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions, and provides our analysis of these policies and decisions. This discussion and analysis also gives perspective to the data we present in the compensation tables and related footnotes below, as well as the narratives that accompany the compensation tables.
          For 2008, our senior executive officers were Mr. Scott Wolstein, our Chairman and Chief Executive Officer, Mr. Daniel Hurwitz, our President and Chief Operating Officer, Mr. William Schafer, our Executive Vice President and Chief Financial Officer, Mr. David Oakes, our Senior Executive Vice President of Finance and Chief Investment Officer, and Mr. Timothy Bruce, our Executive Vice President of Development. Messrs. Hurwitz, Oakes and Bruce were our three most-highly paid executive officers who were serving as executive officers at

December 31, 2008 other than our Chief Executive Officer and Chief Financial Officer. We refer to these five officers as our named executive officers throughout our executive compensation discussion.
          We are a self-administered and self-managed real estate investment trust in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. The retail market in the United States weakened in 2008, which has presented challenges to our company. As discussed in greater detail below, due to economic conditions, we did not meet our corporate performance targets established for 2008 for performance-based elements of our executive compensation program. As a result, for 2008, the annual incentive compensation payouts that our named executive officers received were based on their individual performances during the year in helping us react to the challenging economic conditions. Payouts of annual incentive compensation took the form of both cash payments and equity awards for each of our named executive officers. Changes in base salary in early 2008 for our President reflected our termination of perquisites for a company automobile lease and tax planning services. Changes in base salary amounts during late 2008 for our Chief Executive Officer and President were made in connection with the terms of revised employment agreements we entered into with them in October 2008. Our other named executive officers received only modest merit increases to their base salaries during 2008, except for Mr. Bruce, who additionally received a market adjustment to his base salary during 2008. In terms of long-term compensation, we eliminated our 2007 Supplemental Equity Program at the end of 2008 because it no longer supplied motivation or retention value. We also restructured the manner in which we provide personal aircraft use for our Chief Executive Officer during 2008.
          The following discussion should be read together with the information we present in the compensation tables, the footnotes and narratives to those tables and the related disclosures appearing elsewhere in this report.
     Compensation Philosophy and Objectives
          The Executive Compensation Committee of our Board of Directors, which we refer to as the Committee, is responsible for establishing and administering our executive compensation program. The Committee believes that we must focus on attracting, retaining and motivating superior executive officer talent. To achieve this goal, we compensate our executive officers at a level generally comparable to (or, in some cases, that exceeds) the compensation paid to similarly situated executive officers serving at comparable companies, as adjusted to reflect individual and corporate performance and results. The Committee also believes the compensation packages we provide to our executive officers, including the named executive officers, should include performance-based compensation components. This result is based on our belief that our executives who are most able to affect our performance and results should have a significant portion of their potential total compensation “at risk,” or in other words dependent upon our and their performance. As a result, an important part of our compensation strategy is to “pay for performance,” which to us means paying performance-based compensation to reward the achievement of financial and strategic goals that we established to enable us to achieve our business objectives and enhance shareholder value.
          The Committee also believes that as long as each of our executive officers has a significant equity stake in our company, the compensation interests of our executive officers will be aligned with the investment interests of our shareholders. If our executive officers share in the common share gains and losses experienced by our shareholders, we believe that our executive officers will be even more motivated than they already are to work to enhance shareholder value for both themselves and our other shareholders. Our Board of Directors, which we refer to as the Board, shares this interest alignment view and has reinforced this alignment by adopting stock ownership guidelines for our executive officers. We discuss these stock ownership guidelines, as well as the impact of recent economic events on our named executive officers’ compliance with the guidelines, in further detail below.
          As a result of the Committee’s “pay for performance” philosophy, a significant percentage of each executive officer’s total compensation consists of incentive opportunities. For 2008, the primary elements of our executive compensation packages were base salaries, annual performance-based compensation payable in the form of cash and equity awards and long-term equity incentives. For our executive officers other than Mr. Wolstein and Mr. Hurwitz, the Committee has no policy for the annual mix between cash and non-cash or short-term and long-term incentive compensation paid to our executive officers. The employment agreements for Messrs. Wolstein and

Hurwitz provide that their annual performance-based bonuses will be paid equally in cash and equity awards. Generally, as our officers remain employed with us over time, their total compensation includes an increasing percentage of incentive and equity-based compensation, which results in our most senior executive officers having total pay packages that are significantly dependent on long-term share appreciation.
          Over the past few years, the Committee has been focused on a goal of simplifying and strengthening our executive compensation program. The Committee has worked to eliminate certain perquisites and split-dollar life insurance arrangements, emphasize incentive compensation elements, restructure the compensation arrangements for our top two executive officers and provide more analysis and explanation in our discussion of executive compensation matters. In this way, the Committee believes that it has also made our executive compensation program more transparent and understandable for our shareholders.
     Compensation Consultant
          For 2008, the Committee again retained Gressle & McGinley LLC as its compensation consultant. Gressle & McGinley assisted the Committee in its process of reviewing the peer group of companies used to benchmark market pay practices, reviewing the compensation programs of members of the peer group and making recommendations and providing advice with respect to the compensation of our executive officers and the overall effectiveness of our executive compensation program. As part of our major benchmarking activity for the year, Gressle & McGinley also provided the Committee with detailed comparative compensation data for the most senior executive officers within the AUM sample (as described further below) during the Committee’s renegotiation of the employment and change in control agreements for Messrs. Wolstein and Hurwitz, as described in further detail below.
     Peer Group
          In 2008, the Committee, with advice from Gressle & McGinley, re-examined its peer group used for 2007 compensation decisions and determined that basing compensation decisions on comparisons with the 2007 peer group was no longer appropriate because measuring peer companies based on market capitalization similarities does not properly capture the size and scope of our business and the responsibilities of our executives. As a result, the 2007 peer group was determined to no longer remain appropriate for benchmarking purposes. In mid-2008, the Committee, with advice from Gressle & McGinley, established the following peer group of companies for benchmarking total compensation for 2008:

AMB Property Corporation	Host Hotels & Resorts, Inc.
Apartment Investment & Management Co.	Kimco Realty Corporation
Avalonbay Communities, Inc.	Macerich
Boston Properties	Public Storage, Inc.
Brookfield Properties	Regency Centers
Equity Residential	SL Green Realty Corp.
General Growth Properties, Inc.	Vornado Realty Trust
HCP, Inc.
          In determining the companies to be included in our new peer group, the Committee considered our strategy of pursuing joint venture arrangements to acquire and manage properties. The execution of this strategy has resulted in a significant expansion of our assets under management to approximately $21 billion, measured on a book value basis. As a result, the Committee concluded that it would be appropriate to establish a peer group of companies with comparable real estate assets under management (AUM), which we refer to as the AUM sample or peer group. In constructing the AUM sample, we selected the 15 real estate companies with assets under management ranging between $10 and $40 billion. The Committee believes that the AUM sample represents the group of companies that most closely resembles the nature and complexity of our operations and competes directly with us for management talent. The AUM sample was the primary point of comparison for compensation decisions by the Committee for Messrs. Wolstein and Hurwitz during the latter half of 2008, as further described below.

     Compensation Setting Process
          The compensation and benefits payable to our executive officers are established by or under the supervision of the Committee. In general, the Committee is ultimately responsible for reviewing and approving the compensation for our named executive officers. Compensation decisions for the named executive officers are made either directly by the Committee or indirectly by Messrs. Wolstein and Hurwitz, who report such decisions to the Committee and ensure that the other named executive officers’ compensation packages are competitive within our industry. As part of its duties, the Committee, among other things, establishes company financial performance metrics and targets used for annual performance-based bonuses, conducts an in-depth review of and approves compensation arrangements for Messrs. Wolstein and Hurwitz and reviews market pay practices when negotiating new employment or other executive agreements. Messrs. Wolstein and Hurwitz generally review and approve, for the other named executive officers, other performance metrics used for annual performance-based bonuses, our incentive compensation plans, base salary and incentive compensation decisions and grants and awards under our equity-based compensation plans. Messrs. Wolstein and Hurwitz’s decisions are then communicated to the Committee.
          The executive compensation setting process generally begins in December with Gressle & McGinley’s annual review of our financial results, performance against strategic objectives and our total shareholder returns, on both an absolute basis and relative to our selected peer group of companies for the prior year. Following deliberation by the Committee and consideration of Gressle & McGinley’s report, the Committee Chairman typically meets with Messrs. Wolstein and Hurwitz in January to discuss the Committee’s conclusions and the company financial performance metrics used to determine performance-based awards for the immediately preceding fiscal year.
          When discussing performance metrics, the Committee Chairman and Messrs. Wolstein and Hurwitz determine whether the relative achievement of the prior year’s performance metrics actually facilitated the achievement of our business objectives for the year and whether the performance metrics should be modified or replaced for the current fiscal year. Messrs. Wolstein and Hurwitz then make decisions regarding each element of compensation for our other executive officers, including the other named executive officers, based on their review of each executive officer’s individual performance and guidance they receive from the Committee and Gressle & McGinley concerning overall compensation levels and individual performance. Messrs. Wolstein and Hurwitz generally meet with our Senior Vice President of Human Resources to discuss all elements of our executive officers’ compensation packages and to formulate their decisions. These decisions are considered and verified by an internal management committee, including Messrs. Hurwitz and Oakes prior to being communicated to the Committee. As explained in further detail below, the evaluations and decisions made by Messrs. Wolstein and Hurwitz are the key factor in terms of determining the compensation to be paid to the other named executive officers.
          After additional discussion and deliberation by the Committee in February, the Committee, in consultation with Gressle & McGinley, then determines the level and form of payment of the incentive awards for the preceding year for Messrs. Wolstein and Hurwitz by evaluating our financial performance, shareholder returns and Messrs. Wolstein and Hurwitz’s performance in achieving the strategic goals and objectives established for the prior year.
     Benchmarking
          As further described below, our major benchmarking activity for the year was the Committee’s use of the AUM sample as the primary point of comparison when developing new compensation packages and employment agreements for Messrs. Wolstein and Hurwitz. The AUM sample was specifically used to identify new ranges of annual performance bonus opportunities for Messrs. Wolstein and Hurwitz that also account for equity incentives paid by peer companies. The Committee benchmarked against the AUM sample because the Committee determined that these companies use strategies similar to those used by us with respect to operations, development and financing (specifically, using alternative sources of capital such as joint ventures). The Committee viewed the AUM sample as a more challenging group against which to benchmark compensation for Messrs. Wolstein and Hurwitz and against which to determine relative total shareholder return metric results, as further described below. In this way, the Committee believes it has strengthened pay-for-performance aspects of its incentive awards for Messrs. Wolstein and Hurwitz by utilizing the

AUM sample. Messrs. Wolstein and Hurwitz also referred to market compensation data and surveys when reviewing the compensation of the other named executive officers during 2008.
     Summary of Elements of 2008 Executive Compensation Program
          The following table summarizes the elements of our executive compensation program for 2008:

Element	Characteristics	Purpose

Base Salary	• Fixed annual cash component based on comparative market analysis, contractual commitments and subject to annual merit or cost of living adjustments	• Provides base level of cash compensation for annual services to recognize individual performance; and helps retain and motivate executive talent

Annual Performance-Based Compensation
•   Annual performance-based opportunity delivered in the form of cash and equity for our named executive officers

•   Payouts earned based on annual company performance targets, business unit performance (in the case of Messrs. Schafer, Oakes and Bruce), and individual performance or discretionary evaluation of individual performance

•   Motivates executives; rewards executives for achieving annual individual and company performance; helps retain executives; aligns executives’ compensation interests with shareholders’ investment interests and encourages a significant equity stake in the company

Long-Term Equity Incentives
Outperformance Awards	• Special long-term, performance-based equity opportunity • Common shares earned based on achievement of performance targets over a five-year measurement period	• Motivates executives; rewards executives for achieving long-term company performance; and helps retain executives

Supplemental Equity Program Awards	• Special long-term, performance-based equity opportunity • Common shares earned based on achievement of superior share-price performance over a specified period of time
•   Motivates executives; rewards executives for achieving long-term share-price performance; helps retain executives; and aligns executives’ compensation interests with shareholders’ investment interests

•   Program terminated at end of 2008 due to loss of motivational and retention value

Retirement Benefits
•   Standard tax-qualified defined contribution (401(k)) plan subject to limitations on compensation under the Internal Revenue Code and cash and equity deferred compensation plan that provides tax-efficient vehicles to accumulate retirement savings
• Helps attract and retain executives

Health and Other Welfare Benefits	• Broad-based employee benefits program, including health, life, disability and other insurance and customary fringe benefits providing for basic life and health needs	• Helps attract and retain executives

Perquisites	• Personal aircraft use, country club fees and expense reimbursement provided to certain executives	• Helps attract and retain executives
     Analysis of 2008 Executive Compensation Program
     Annual Compensation
          Base Salaries. We pay base salaries to our named executive officers to provide them with a base level of income for services rendered by them each year. For 2008, the named executive officers were parties to employment agreements with us that provided for minimum base salary amounts. Base salaries for 2008 for the named executive officers were determined considering these contractual commitments and comparisons to base salaries paid to executives in comparable positions at other real estate companies.

          Base salaries for Messrs. Wolstein and Hurwitz at the beginning of 2008 were $1,000,000 and $544,000, respectively. In early 2008, the Committee chose to increase Mr. Hurwitz’s base salary to $648,466 by March 1 to account for discontinuance of perquisites previously provided to Mr. Hurwitz consisting of a company automobile lease and tax planning services. In connection with the Committee’s use of the AUM sample for compensation decisions for Messrs. Wolstein and Hurwitz during 2008, Gressle & McGinley conducted a comprehensive review beginning in mid-2008 of the total compensation packages for Messrs. Wolstein and Hurwitz by focusing primarily on the top two executives at AUM sample companies. Gressle & McGinley also undertook a comprehensive re-evaluation of the mix of compensation elements paid to Messrs. Wolstein and Hurwitz with a goal of streamlining their compensation packages. As further described below, in connection with our negotiation of revised employment agreements with Messrs. Wolstein and Hurwitz, the Committee adjusted total compensation packages for Messrs. Wolstein and Hurwitz, resulting in new salaries for Mr. Wolstein and Mr. Hurwitz as of October 15, 2008 of $800,000 and $616,000, respectively, based on the Gressle & McGinley review.
          For 2008, a merit pool was created to provide merit increases in base salary for the other named executive officers of approximately 4% over their 2007 base salaries. In addition to his merit increase, Mr. Bruce also received an extra market adjustment of approximately 10% to bring his base salary more in line with market data for comparable positions based on market compensation data and survey information. None of the other named executive officers received a market increase for 2008. At the end of 2008, the base salaries for our named executive officers other than Messrs. Wolstein and Hurwitz were: Mr. Schafer, $305,000; Mr. Oakes, $364,000; and Mr. Bruce, $355,000. Upon his promotion to Senior Executive Vice President effective January 1, 2009, Mr. Oakes received a promotional increase of approximately 7% over his 2008 base salary. For more information on salaries earned by our named executive officers for 2006, 2007 and 2008, please refer to the 2008 Summary Compensation Table.
          Annual Performance-Based Compensation in General. We pay annual incentive compensation to our named executive officers to attract and motivate them and reward them for helping us to achieve annual financial objectives and company and individual goals that drive shareholder value. All executive officers, including the named executive officers, are eligible to receive annual performance-based compensation in the form of cash payments and equity awards. For Messrs. Wolstein and Hurwitz, their annual performance-based compensation is paid equally in cash and equity awards under the terms of their revised employment agreements. We refer to this entire amount as their annual performance bonus. Each of our other named executive officers receives the full amount of his annual performance-based compensation in the form of a cash bonus payment, which we refer to as the annual performance bonus, and an additional equity award the value of which is based directly on the amount of the annual performance bonus. As further described below, Messrs. Wolstein and Hurwitz do not receive an additional equity award under the terms of their revised employment agreements. Because the annual performance bonuses are based upon performance throughout the entire year and year-end personnel evaluations, and, in some cases, are determined in the light of our final year-end financial statements, the annual performance bonuses and equity awards are not actually paid until our financial statements are completed in the year following the measurement period.
          Annual Performance Bonuses for Messrs. Wolstein and Hurwitz. We establish annual performance bonus opportunities for Messrs. Wolstein and Hurwitz each year based on the terms of their employment agreements, which opportunities reflect their respective levels of responsibility and salary and total compensation amounts paid by the members of the peer group. Annual performance bonuses are paid to Messrs. Wolstein and Hurwitz in the form of cash and equity payments and are earned based on company performance and individual performance during the fiscal year.
          As further discussed below, in October 2008, we entered into revised employment and change in control agreements with Messrs. Wolstein and Hurwitz to, in part, document applicable modifications to their respective compensation structures that had been made over recent years that were not reflected in the prior versions of those agreements. In addition, in prior years, Messrs. Wolstein and Hurwitz’s long-term annual incentive awards used performance metrics similar to those taken into account for their annual performance bonuses. In 2008, the Committee decided to simplify Messrs. Wolstein and Hurwitz’s compensation packages by establishing a single annual performance bonus opportunity payable equally in cash and equity and eliminating Messrs. Wolstein and Hurwitz’s long-term annual incentive opportunity. As a result, the annual performance bonus opportunities established for Messrs. Wolstein and Hurwitz are intended to account for the equity incentives paid by peer companies. In making this decision, the Committee relied on Gressle & McGinley’s review of the compensation programs for the chief executive officer and second ranking officer at companies within the AUM sample. In addition to benchmarking actual compensation paid in 2007 and prior years (which reflects actual peer company performance), Gressle & McGinley evaluated the annual incentive award opportunities (annual bonus and annual long-term awards) for a subsample of companies that published the awards available at threshold, target and/or maximum levels of performance. In each case, these award levels were evaluated as a percent of the executive’s annual salary. The Committee then established annual performance bonus opportunities (both at a threshold and maximum level as a percentage of base salary) for Messrs. Wolstein and Hurwitz at the median levels of the subsample of companies reporting this information about their compensation programs.
          The revised employment agreements provide that Messrs. Wolstein and Hurwitz are entitled to annual performance-based bonuses equal to a percentage of their base salaries as determined by the Committee. Half of each annual performance bonus for Messrs. Wolstein and Hurwitz will be paid in cash, with the remaining portion of each annual performance bonus paid in the form of equity awards. Any equity awarded is valued based on the fair market value of our common shares on the date of grant using the same methodology and valuation assumptions that we use for financial statement reporting purposes. The revised employment agreements provide that the Committee will from time to time establish the performance factors and criteria relevant for determination of such annual performance bonuses and will timely communicate the applicable performance metrics and targets to Messrs. Wolstein and Hurwitz. For 2008, the annual performance bonuses for Messrs. Wolstein and Hurwitz were based on achievement measured for the following three performance metrics, which were selected by the Committee and communicated to Messrs. Wolstein and Hurwitz:
•	Funds From Operations, or FFO, per common share;

•	relative total shareholder return; and

•	a qualitative assessment of Messrs. Wolstein’s and Hurwitz’s individual contributions and achievements.
          The quantitative corporate performance metrics listed in the first two bullet points above were selected by the Committee because they are recognized industry standards, easily quantifiable, incentivize the achievement of short-term company goals that support our long-term success, and, in the case of relative total shareholder return, require superior performance compared to the AUM sample of peer companies. The Committee also believes that individual performance is an important consideration in determining payouts of annual performance bonuses because Messrs. Wolstein and Hurwitz are responsible for leading the execution of our overall operating performance and strategic initiatives. For 2008, the Committee weighed each of FFO per common share and the qualitative assessment at 40%, and relative total shareholder return at 20%, in terms of determining achievement of the annual performance bonuses for Messrs. Wolstein and Hurwitz. A lower weight was assigned to relative total shareholder return because it was the primary performance metric in the 2007 Supplemental Equity Program.
          As in past years, for 2008, the specific quantitative performance targets relating to FFO per common share was established by the Committee on a basis consistent with our budgeting and planning process for 2008. For 2008, the structure for the annual performance bonus opportunities and performance against the established metrics for Messrs. Wolstein and Hurwitz was as follows:

Percentage of Bonus	Metric	Threshold	Mid-Point	Maximum	Actual
40%	FFO Per Common Share (diluted) (1)	$3.90	$3.975	$4.05	$1.52
20%	Relative Total Shareholder Return (2)	Third	Second	First	Fourth
40%	Qualitative Assessment (3)	—	—	—	—

(1)	FFO is generally defined and calculated by us as net income, adjusted to exclude:
•	preferred share dividends;

•	gains from disposition of depreciable real estate property, except for those sold through our merchant building program, which are presented net of taxes;

•	extraordinary items; and

•	certain non-cash items.

A calculation of FFO for 2008 is included under Item 7 of the Original Filing. FFO per common share equals FFO divided by average diluted shares outstanding.

(2)	Relative total shareholder return is total shareholder return on an investment in our common shares compared to total shareholder return on an investment in the common shares of each company in the annual performance bonus peer group. Total shareholder return is calculated for us and each member of the annual performance bonus peer group by assuming a one-year hypothetical investment in the common shares of the respective entity. The value of the investment at the end of the one-year period, based on market value of the common shares and assuming the reinvestment of dividends, is compared to the value at the beginning of the period and expressed as a percentage return on the original investment. Based on the results, we are ranked in either the first, second, third or fourth quartile of the AUM sample of peer companies.

(3)	The qualitative criteria used to conduct the qualitative assessment relating to the annual performance bonuses for Messrs. Wolstein and Hurwitz were both established and evaluated by the Committee. The criteria included goals and strategic initiatives related to specific departments and business units, investment funds, corporate partnerships, human resources and corporate financial management. These criteria are qualitative in nature and, as a result, the Committee did not establish measurable performance targets for the qualitative assessment metric.
          The annual performance bonus opportunity with respect to 2008 that was available for each of Messrs. Wolstein and Hurwitz, as well as the actual annual performance bonus awarded based on actual performance during the year (expressed as a percentage of year-end base salary), is set forth below:

	Scott A. Wolstein				Daniel B. Hurwitz
Metric	Threshold	Mid-Point	Maximum	Actual	Threshold	Mid-Point	Maximum	Actual
FFO Per Common Share	140%	230%	320%	0%	120%	180%	240%	0%
Relative Total Shareholder	70%	115%	160%	0%	60%	90%	120%	0%
Return Qualitative Metric	140%	230%	320%	230%	120%	180%	240%	240%

Totals	350%	575%	800%	230%	300%	450%	600%	240%
          For our quantifiable performance metrics, because our actual performance was below the threshold performance targets established by the Committee, no amount was earned for those performance metrics for 2008. The degree to which each of Messrs. Wolstein and Hurwitz earned his annual performance bonus depended on his year-end qualitative assessment. The Committee determined that, based on its subjective assessment of performance by Messrs. Wolstein and Hurwitz during 2008, Mr. Wolstein achieved his mid-point qualitative metric and Mr. Hurwitz achieved his maximum qualitative metric for 2008. Mr. Hurwitz’s achievement of his maximum qualitative metric was specifically based on the Committee’s determination that his individual performance for 2008 exceeded the Committee’s initial expectations as to the role he would serve with the company when he was promoted in 2007. The Committee chose to pay the equity portion of the annual performance bonus to each of Messrs. Wolstein and Hurwitz in unrestricted shares. The following table sets forth the cash paid and the number of unrestricted shares granted to Messrs. Wolstein and Hurwitz in January 2009 for their annual performance bonuses earned for 2008:

Form of Payment	Value for Wolstein	Value for Hurwitz
Cash	$920,000	$739,200
Unrestricted Shares (1)	$920,000	$739,200

(1)	Based on the closing price per share of our common shares as of January 12, 2009 of $6.02, Messrs. Wolstein and Hurwitz received 152,823 and 122,790 unrestricted shares, respectively.
          Annual Performance Bonuses for Messrs. Schafer, Oakes and Bruce. We establish annual performance bonus opportunities for Messrs. Schafer, Oakes and Bruce each year in accordance with the executives’ respective levels of responsibility and in consideration of their base salary amounts at the end of the fiscal year. Annual performance bonuses are paid in the form of lump-sum cash payments and are earned based on company performance, business unit performance and individual performance during the fiscal year. If an annual performance bonus is earned, each of Messrs. Schafer, Oakes and Bruce also receives an equity award (which we have referred to in prior years as a long-term equity award) the value of which is based directly on the amount of his annual performance bonus, as further described below.
          In recent years, the annual performance bonuses for Messrs. Schafer, Oakes and Bruce were based on the subjective evaluations conducted by Messrs. Wolstein and Hurwitz of the executive officers’ performance specifically related to their areas of control and their individual contributions and efforts toward our strategic and tactical objectives. For 2008, however, the annual performance bonuses for Messrs. Schafer, Oakes and Bruce were based on their achievement measured against the following three equally-weighted performance metrics:
•	Company financial metric of FFO per common share (defined and calculated in the same manner as described above for Messrs. Wolstein and Hurwitz);

•	Business unit performance objectives, including, for example:
•	For Mr. Schafer, raising sufficient capital to address debt maturities, continuously monitoring operating results and re-forecasting timely, accelerated monthly closings;

•	For Mr. Oakes, selling assets to generate merchant build gains, selling non-core assets and improving buy-side and sell-side relationships; and

•	For Mr. Bruce, improving accuracy and pricing on pro formas and delivering development and redevelopment/expansion projects within pro forma and on schedule; and
•	Individual performance objectives, including a qualitative assessment of Messrs. Schafer’s, Oakes’ and Bruce’s individual contributions and achievements on behalf of the company.
          For 2008, we used the same specific quantitative performance targets relating to FFO per common share for Messrs. Schafer, Oakes and Bruce that were established by the Committee for Messrs. Wolstein and Hurwitz as follows: Threshold, $3.90; Target, $3.975; and Maximum, $4.05. Actual FFO per common share results for 2008 were $1.52.
          The annual performance bonus opportunity with respect to 2008 that was available for each of Messrs. Schafer, Oakes and Bruce, as well as the actual annual performance bonus awarded based on actual performance during the year (expressed as a percentage of year-end base salary), is set forth below:

Named Executive Officer	Threshold	Target	Maximum	Actual
William H. Schafer	20%	40%	80%	40%
David J. Oakes	50%	75%	125%	100%
Timothy J. Bruce	20%	40%	80%	37.8%
          The degree to which each of Messrs. Schafer, Oakes and Bruce earned his annual performance bonus depended on his year-end qualitative assessment and the extent to which the quantitative performance target was met. For our quantifiable performance metric, because our actual performance was below the threshold performance target established by the Committee, no amount was earned for that performance metric for 2008. However, based on Messrs. Wolstein and Hurwitz’s subjective assessment that Messrs. Schafer, Oakes and Bruce exceeded expectations during 2008 regarding their business unit performance objectives and individual performance objectives, Mr. Schafer earned his target annual performance bonus, Mr. Oakes earned between his target and maximum annual performance bonus and Mr. Bruce earned just below his target annual performance bonus. As a result, Messrs. Schafer, Oakes and Bruce received the following payouts in January 2009 for their annual performance bonuses for 2008, respectively: Mr. Schafer, $122,000; Mr. Oakes, $364,000; and Mr. Bruce, $134,190.
          Annual Equity Awards for Messrs. Schafer, Oakes and Bruce. Our shareholder-approved, equity-based award plans give the Committee the latitude to make annual awards of stock-based incentives, which we refer to as annual equity awards, to promote strong performance and the achievement of corporate goals, to foster the growth of shareholder value and enable executive officers to participate in our long-term growth and profitability. These annual equity incentives reinforce the Committee’s long-term goal of increasing shareholder value by providing the proper nexus between the compensation interests of our executive officers and the investment interests of our shareholders. In recent years, all of our executive officers, including the named executive officers, have been eligible to receive annual equity awards pursuant to one or more equity-award plans, which were approved by our shareholders. In connection with entering into revised employment agreements with Messrs. Wolstein and Hurwitz in October 2008, we increased their annual performance bonus opportunities, which increase took into account that they will not receive separate annual equity awards. Our other named executive officers, however, will continue to receive separate annual equity awards in connection with their annual performance bonuses, as further described below.
          Messrs. Schafer, Oakes and Bruce are eligible to receive annual equity awards based solely on their annual performance bonus results, subject to discretionary adjustment based on individual performance. The Committee does not consider the amount or value of prior annual equity awards when granting new annual equity awards because prior annual equity award payouts relate to prior performance. Because annual equity awards are based on annual performance bonus results, the awards are generally not made until our financial statements are finalized. For 2008, however, the Committee chose to make awards in January 2009 once the annual performance bonus results for Messrs. Schafer, Oakes and Bruce were determined.
          The annual equity incentive opportunity that was available for each of Messrs. Schafer, Oakes and Bruce based on performance during 2008 was established as a percentage of his base salary at the end of the year plus his annual performance bonus earned with respect to such year, as set forth opposite his name below (expressed as a percentage of such sum):

Named Executive Officer	Threshold	Target	Maximum
William H. Schafer	12.5%	25%	50%
David J. Oakes	50%	75%	100%
Timothy J. Bruce	12.5%	25%	50%
          There are no specific quantitative or qualitative performance metrics that have been established in order to determine the annual equity awards for Messrs. Schafer, Oakes and Bruce other than achievement of the annual performance bonuses. Instead, each officer receives an annual equity award with a value equal to the same proportion of his maximum annual equity award opportunity as the proportion his actual annual performance bonus represents of his maximum annual performance bonus opportunity, subject to discretionary adjustment based on individual performance.
          To further clarify, in determining actual annual equity awards for Messrs. Schafer, Oakes and Bruce for 2008, we first determined each officer’s earned annual performance bonus as a percentage of his maximum annual performance bonus opportunity (for example, Mr. Schafer earned an annual performance bonus for 2008 that was 50% of his maximum annual performance bonus opportunity (which was 80%)). We then applied that same percentage to the officer’s maximum annual equity award opportunity identified in the table above to determine the officer’s percentage achievement of his annual equity award (for example, 50% of Mr. Schafer’s maximum annual equity award opportunity (which was 50%) resulted in actual annual equity award achievement of 25%). The achieved percentage was then applied to the sum of the officer’s base salary at the end of 2008 plus his annual performance bonus earned for 2008 (for example, 25% of Mr. Schafer’s year-end base salary ($305,000) plus 2008 annual performance bonus ($122,000) resulted in an annual equity award value of $106,750). There was no discretionary adjustment made to awards for Messrs. Schafer and Bruce for 2008, but Mr. Oakes annual equity award was increased by 7.50% based on his individual performance for 2008. This adjustment was based on Messrs. Wolstein and Hurwitz’s subjective assessment that Mr. Oakes exceeded expectations during 2008 regarding his business unit performance objectives and individual performance objectives described above. Based on the calculations described in this paragraph, Messrs. Schafer, Oakes and Bruce earned annual equity awards for 2008 as follows:

	Actual Annual Equity Award
	(% of base salary plus
Named Executive Officer	annual performance bonus)	Actual Annual Equity Award ($)
William H. Schafer	25%	$106,754
David J. Oakes	87.5%	$637,029
Timothy J. Bruce	23.6%	$115,582
          Consistent with our compensation philosophy of aligning the compensation interests of our executive officers with the investment interests of our shareholders and ensuring that each of Messrs. Schafer, Oakes and Bruce has a significant equity stake in the company, 75% of the value of each annual equity incentive award payable with respect to 2008 was awarded in the form of restricted shares vesting, beginning on the date of grant, in equal annual installments over four years and 25% of the value was awarded in the form of stock options vesting in three equal annual installments. Annual equity awards were paid in restricted shares and stock options because these forms of equity are a reasonable means by which to encourage share ownership and align executive interests with shareholder interests. The following table sets forth the number of restricted shares and stock options granted to each of Messrs. Schafer, Oakes and Bruce in January 2009 based on his annual equity incentive award:

Form of Award	Exercise Price	Schafer	Oakes	Bruce
Stock Options	$6.02	40,437	241,290	43,779
Restricted Shares	—	13,300	79,365	14,400
No restricted shares or stock options were granted to the named executive officers with respect to employment during 2008 other than the annual equity awards described above.
          Restricted Shares Used To Settle Annual Equity Awards. We believe that restricted shares provide significant incentives for our executive officers because they directly align the compensation interests of our executive officers with the investment interests of our shareholders. Our restricted share awards vest annually in 20% increments with the first increment vesting on the date of the award. The holder of restricted shares has the right to receive dividends and to vote with respect to all restricted shares immediately upon their grant.
          Stock Options Used To Settle Annual Equity Awards. We also believe that stock options are a valuable motivating tool and provide a long-term incentive to the executive officers because our executive officers will realize gain on their stock options only if our shareholders also recognize gain on their holdings of our shares. Our stock option awards vest at a rate of 33-1/3% per year over the first three years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends. Options are granted with an exercise price equal to the closing price of our common shares on the date of grant. We have never repriced any stock options or issued options with “reload” provisions. The number of options granted was determined by dividing the value of the annual equity incentive award earned by the value of an option based on the Black Scholes valuation model.
      Long-Term Equity Incentive Compensation
          Outperformance Awards. In prior years, we awarded performance units as a retention award for our executive officers. In 2006, based on its regular evaluation of our compensation programs, the Committee discontinued its practice of awarding performance units in favor of granting new equity-based performance awards to eleven of our executive officers, including Messrs. Wolstein, Schafer, Hurwitz and Bruce. We refer to these awards as outperformance awards and to the equity plan under which the outperformance awards were made as the 2005 Outperformance Award Plan. The Committee believed both that the outperformance awards were superior to the performance unit awards because, among other reasons, a higher level of company performance is required to trigger payouts under the outperformance awards and that outperformance awards should be made available to a broader group of executives because superior company performance requires a team of superior performers.
          Based on the recommendations of our prior compensation consultant and Mr. Wolstein, the Committee chose to use three performance metrics to determine whether an outperformance award should be granted:
•	FFO per common share growth;

•	annualized total shareholder return; and

•	our annualized total shareholder return compared to the annualized total shareholder return of the companies in a specified peer group, which we refer to as comparative annualized total shareholder return (we refer to both of these annualized total shareholder return metrics together as the shareholder return metrics).
For purposes of the outperformance awards, annualized total shareholder return is the return on an investment in our common shares during the applicable measurement period, assuming the reinvestment of dividends. All quantitative metrics were measured over a three-year period ending December 31, 2007 for Messrs. Wolstein and Hurwitz, and payouts were made to Messrs. Wolstein and Hurwitz in early 2008 to reflect their achievement of their applicable performance targets, as reported in our Compensation Discussion and Analysis in our 2008 proxy statement. All quantitative metrics are being measured over a five-year period ending on December 31, 2009 for Messrs. Schafer and Bruce and the other executive officers who were granted outperformance awards (Mr. Oakes was not yet our employee when the outperformance awards were made). The peer group established in 2007 for comparative annualized total shareholder return continues to include the following companies:

CBL & Associates Properties, Inc. Federal Realty Investment Trust General Growth Properties, Inc. Glimcher Realty Trust Kimco Realty Corporation	Macerich Pennsylvania Real Estate Investment Trust Taubman Centers, Inc. Regency Centers Corporation Simon Property Group, Inc. Weingarten Realty Investors
          The quantitative metrics for the outperformance awards granted to Messrs. Schafer and Bruce are as follows:

Outperformance Awards Quantitative Metrics	Target
FFO Per Common Share Growth	8.0% per year
Annualized Total Shareholder Return	17.0% per year
Comparative Annualized Total Shareholder Return	Annualized total shareholder return equal to or greater than the annualized total shareholder return of not less than 75% of the companies in the applicable peer group during the applicable measurement period
          The Committee will determine whether the applicable performance targets have been achieved once our 2009 year-end financial statements are available in early 2010. Any outperformance award earned by Messrs. Schafer and Bruce will vest on March 1, 2010. In all cases, the outperformance awards relating to the FFO per common share growth metric are expressed as a fixed dollar amount, and the outperformance awards relating to the shareholder return metrics are expressed as a number of our common shares, subject to a cap on the value of the common shares that can actually be received. The Committee currently intends to pay all earned outperformance awards in the form of our common shares, but the Committee has the right to pay the awards in cash. The Committee also retains the flexibility so that if a specific quantitative metric is not achieved in full during the relevant measurement period, but any or all of the quantitative metrics have been substantially achieved during the same period, the Committee may still grant to the participants an award equal to 25% of the total award that would have been earned had all quantitative metrics been achieved in full.

          The remaining outperformance award opportunity available for Messrs. Schafer and Bruce based on the earlier grant, expressed in dollars with respect to the FFO per common share growth metric and in our common shares with respect to the other quantifiable metrics, is set forth opposite his name:

	FFO Metric	Shareholder Return	Total Award
Named Executive Officer	Opportunity	Metrics Opportunity	Opportunity
William H. Schafer	$417,000	12,850 shares with	$1,445,000
		a maximum value of
		$1,028,000
Timothy J. Bruce	$500,000	15,400 shares with	$1,732,000
		a maximum value of
		$1,232,000
          2007 Supplemental Equity Program. The 2007 Supplemental Equity Program was adopted and implemented to address two areas that the Committee, after consultation with Gressle & McGinley, deemed inadequate in the 2005 Outperformance Award Plan. First, the 2005 Outperformance Award Plan did not provide significant enough incentives for higher levels of performance, which we believe is essential to be competitive with the compensation paid by private equity firms and other real estate investment trusts to retain the best executive talent. Second, if our share price were to rise significantly and then decline during the measurement period of the 2005 Outperformance Award Plan, it would be possible that an executive would initially be likely to qualify for a payout under the 2005 Outperformance Award Plan, but then later become ineligible for any payout under the 2005 Outperformance Award Plan without regard to performance by the executive. Furthermore, as we have grown, the number of our executives has increased correspondingly. The Committee, Messrs. Wolstein and Hurwitz, and Gressle & McGinley all believed it was important to incentivize each of our key executives to create shareholder value. Thus, 43 executives, including the named executive officers, were initially chosen to participate in the 2007 Supplemental Equity Program.
          The 2007 Supplemental Equity Program provided for the grant of awards to designated participants, which awards were to be earned based on the satisfaction of certain company-based performance goals over a specified period of time. Under the 2007 Supplemental Equity Program, our named executive officers had the opportunity to receive, in the form of common shares, a percentage of an award pool created based on our absolute and relative total shareholder return (measured against entities in the North American Real Estate Investment Trust index) during a series of measurement periods extending into 2012 (or until a change in control of the company). In this way, the 2007 Supplemental Equity Program was designed to incentivize participating executives to help us achieve superior financial and share-price performance over a number of years. As part of the Committee’s ongoing review of our executive compensation program, and based on the recommendation of Gressle & McGinley, on December 31, 2008, the Committee authorized and approved the termination of the 2007 Supplemental Equity Program. The Committee decided to terminate the 2007 Supplemental Equity Program because it determined that the program no longer provides any motivational or retention value, and therefore would not help achieve the two goals for which it was created. No shares have been or will be issued under the 2007 Supplemental Equity Program.
          Impact of April 2009 Special Meeting of Shareholders. On February 23, 2009, we entered into a stock purchase agreement with Mr. Alexander Otto, which we refer to as the Otto Stock Purchase Agreement, to issue and sell 30,000,000 common shares, which we refer to as the Purchased Shares, and warrants to purchase 10,000,000 common shares to Mr. Otto and certain members of his family, whom we collectively refer to as the Investors. Pursuant to the terms of the Otto Stock Purchase Agreement, we are also required to issue common shares to the Investors representing any dividends that we declare after the date of the Otto Stock Purchase Agreement and prior to the purchase of the Purchased Shares to which the Investors would have been entitled had the Purchased Shares been outstanding on the record dates for any such dividends. On April 9, 2009, our shareholders approved the transaction contemplated by the Otto Stock Purchase Agreement. Shareholder approval of the Otto transaction was deemed a “potential change in control” under our equity-based award plans and the related equity award agreements. As a result, all outstanding unvested stock options became fully exercisable, all restrictions on unvested restricted shares lapsed, and all outperformance awards became vested (which means that each outperformance award holder’s right to receive a payment if the performance criteria are met is no longer subject to forfeiture upon a termination of the holder’s employment). The outperformance awards will still be earned depending on our performance against the targets established under the outperformance awards for the performance period (which generally ends on December 31, 2009).
      Other Benefits
          Perquisites. Pursuant to their employment agreements, the named executive officers receive certain additional benefits. The Committee believes that these benefits are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior executive talent.
          Mr. Wolstein, for purposes of security and efficiency, has the right to use for personal purposes any airplane that we lease or in which we own an interest, but only after giving first priority to our business needs. For 2008, Mr. Wolstein was originally permitted to use up to 100 flight hours for personal use. As further described below, however, in connection with our negotiation of a revised employment agreement with Mr. Wolstein in October 2008, we changed the manner in which we provide this perquisite to Mr. Wolstein. For the first 9.5 months of 2008, Mr. Wolstein was permitted to use up to approximately 80 hours of personal flight time (the pro rated amount of the 100 flight hours). For the first 9.5 months of 2008, Mr. Wolstein used approximately 78 flight hours, and we were obligated to pay Mr. Wolstein approximately $8,800 for the unused flight hours, representing the annual average cost per flight hour multiplied by his unused flight hours for that portion of the year. Mr. Wolstein, however, agreed to waive our obligation to pay this amount.
          Beginning in mid-October 2008, however, for each hour of personal flight time that Mr. Wolstein uses, he will reimburse us based on applicable Standard Industry Fare Level rules in accordance with Internal Revenue Code and Department of the Treasury regulations. In addition, Mr. Wolstein will reimburse us to the extent that the full cost of Mr. Wolstein’s personal use of company aircraft during any year, but offset by Mr. Wolstein’s reimbursements to us, exceeds $300,000. As a result, Mr. Wolstein is receiving from us a perquisite of personal use of company aircraft each year in an amount up to $300,000. Mr. Wolstein will reimburse us for personal use of company aircraft, however, only to the extent permitted under applicable Federal Aviation Administration rules and regulations.
          Under their employment agreements, Messrs. Hurwitz, Schafer and Oakes are entitled to the payment by us of regular membership fees, assessments, and dues for a local country club. In addition, the employment agreements for each of our executive officers provide for participation in health, life, disability and other insurance plans, sick leave, reasonable vacation time and other customary fringe benefits.
          Retirement Benefits. We have established a 401(k) plan for our employees pursuant to which we make semi-monthly, matching contributions equal to 50% of each participant’s contribution, up to 6% of the sum of his or her base salary plus annual performance bonus, not to exceed the sum of 3% of the participant’s base salary plus annual performance bonus.
          Deferred Compensation Plan. Our executive officers, including the named executive officers, are entitled to participate in our elective deferred compensation plan and our equity deferred compensation plan. Pursuant to the elective deferred compensation plan, executive officers can defer up to 100% of their base salaries and annual performance bonuses, less applicable taxes and authorized benefits deductions. The elective deferred compensation plan is a non-qualified plan and is an unsecured, general obligation of the company. We provide a matching contribution to any participant in a given year who has contributed the maximum permitted under our 401(k) plan. This matching contribution is equal to the difference between (1) 3% of the sum of the executive’s base salary and annual performance bonus deferred under the 401(k) plan and the elective deferred compensation plan, combined, and (2) the actual employer matching contribution provided under the 401(k) plan. Earnings on a participant’s deferred account are based on the results of the investment measurement options available in the plan that are selected by the participant. Settlement is generally made in cash at a date determined by the participant at the time a deferral election is made. All of the named executive officers elected to defer a portion of their 2008 total annual cash compensation pursuant to the elective deferred compensation plan. Messrs. Wolstein, Hurwitz, Schafer and Bruce each elected to have certain deferrals of compensation distributed to him during 2008 or 2009 in accordance with either the hardship rules (in the case of Mr. Wolstein) or the transition rules under Section 409A of the Internal Revenue Code. For information on the value of annual cash compensation deferred by the named executive officers in 2008, please refer to the 2008 Summary Compensation Table and to the 2008 Nonqualified Deferred Compensation Table below.
          Equity Deferred Compensation Plan. Pursuant to the equity deferred compensation plan, our executive officers, including the named executive officers, have the right to defer the receipt of restricted shares earned under any equity compensation plan and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of stock options. The value of participants’ deferrals is converted into units, based on the market value of our common shares at the time of the deferral, so that each unit is equivalent in value to one common share. We have established and funded a “rabbi” trust, which holds our common shares, to satisfy our payment obligations under this plan. Common shares equal to the number of units credited to the participants’ accounts under the plans are placed in the “rabbi” trust. In the event of our insolvency, the assets of the “rabbi” trust are available to general creditors. Settlement of units is generally made in our common shares at a date determined by the participant at the time a deferral election is made. In 2008, Messrs. Hurwitz, Oakes and Bruce deferred receipt of 69,625, 7,438 and 3,055 restricted shares, respectively. Messrs. Wolstein, Schafer and Bruce each elected to have certain deferrals distributed to him during 2008 or 2009 in accordance with either the hardship rules (in the case of Mr. Wolstein) or the transition rules under Section 409A of the Internal Revenue Code.
          As described above, on February 23, 2009, we entered into the Otto Stock Purchase Agreement with Mr. Alexander Otto to issue and sell the Purchased Shares and warrants to purchase 10,000,000 common shares to the Investors. If the Investors collectively become the beneficial owners of 20% or more of our outstanding common shares, a “change in control” will be deemed to have occurred under our equity deferred compensation plan in which some of our executive officers and directors participate. Under both our Equity Deferred Compensation Plan (Effective January 1, 2003), which we refer to as the original equity deferred compensation plan, and our 2005 Equity Deferred Compensation Plan (January 1, 2009 Restatement), which we refer to as the new equity deferred compensation plan, in the event of a change in control, all unvested deferred stock units held for each participant would become vested and no longer subject to forfeiture upon a termination of employment. Vested deferred stock units under the original equity deferred compensation plan would be distributed to participants on a one-for-one basis in the form of our common shares at the time of the change in control. Vested deferred stock units under the new equity deferred compensation plan would not be distributed to participants until the end of the deferral period selected by each participant.
      Employment Agreements
          We have entered into employment agreements with several executive officers, including each of the named executive officers. Prior to 2008, Messrs. Wolstein and Hurwitz had last entered into employment agreements with us in 2001 and 1999, respectively. During the past several years, we have adopted various policies and programs relating to executive compensation. Many of those policies and programs have since been modified, and we have continued to implement additional compensation policies and programs. In early 2008, we determined that the employment agreements with Messrs. Wolstein and Hurwitz should be reviewed because of the number of executive compensation changes we had implemented since 1999. We determined that it would be in our best interests to enter into new employment agreements with Messrs. Wolstein and Hurwitz to document all applicable modifications to their respective compensation structures, which were last set forth in their existing employment agreements, and to bring the agreements into compliance with Section 409A of the Internal Revenue Code. Following a period of negotiations, and with the approval of both the Board and the Committee, and under the advisement of an independent compensation consulting company for each of Messrs. Wolstein and Hurwitz, on the one hand, and us, on the other hand (namely Gressle & McGinley for us), on October 15, 2008, we entered into new employment agreements with Messrs. Wolstein and Hurwitz. For more information about our employment agreements with Messrs. Wolstein and Hurwitz, please see the narrative to the 2008 Grants of Plan-Based Awards Table below.
          The employment agreements for the other executive officers, including Messrs. Schafer, Oakes and Bruce, were last amended in December 2008 to bring such agreements into compliance with Section 409A of the Internal Revenue Code, but no material changes were made to their agreements at that time. Additional information concerning the terms of the employment agreements and the amounts payable pursuant to the employment agreements for Messrs. Schafer, Oakes and Bruce is also provided in the narrative to the 2008 Grants of Plan-Based Awards Table below.

     Change in Control Agreements
          We have entered into a change in control agreement with each of several executive officers, including each of the named executive officers. The change in control agreements are designed to promote stability and continuity of senior management. Under these agreements, certain benefits are payable by us if a “Triggering Event” occurs within two years (or three years for Mr. Wolstein) after a “Change in Control.” In general, the Committee believes that the use of change in control agreements is appropriate because such agreements help insure a continuity of management during a threatened takeover and help insure that management remains focused on completing a transaction that is likely to maximize shareholder value. Payments would only be triggered if a change in control occurs and the officer is terminated or effectively terminated, or if actions are taken that materially and adversely impact the executive officer’s position with us or his or her compensation. The Committee believes that the payment of change in control compensation would be appropriate because the executive officer may have forgone other opportunities at the time of the change in control, and it may be difficult for an executive officer to find a comparable position within a reasonable period of time.
          The change in control agreements for Messrs. Wolstein and Hurwitz were last amended in October 2008 in connection with the changes made to their employment agreements, including amendments to bring such agreements into compliance with Section 409A of the Internal Revenue Code. The change in control agreements for the other executive officers, including the other named executive officers, were last amended in December 2008 to bring such agreements into compliance with Section 409A of the Internal Revenue Code, but no material changes were made to those agreements at that time.
          As described above, if the Investors collectively become the beneficial owners of 20% or more of our outstanding common shares in connection with the Otto transaction, a change in control will be deemed to have occurred under the change in control agreements. In satisfaction of a condition to the completion of the transaction with the Investors, however, we have entered into waiver agreements with our officers with change in control agreements by which the officers agreed that the acquisition by the Investors of beneficial ownership of 20% or more of our outstanding common shares does not constitute a change in control under the terms of the change in control agreements. Additional information concerning the terms of the change in control agreements and the amounts payable pursuant to the change in control agreements for the named executive officers upon the occurrence of a “Triggering Event” and a “Change in Control” are contained under the Potential Payments Upon Termination or Change in Control subsection below.
     Stock Ownership Guidelines
          Under the stock ownership guidelines established by the Board, each executive officer, including the named executive officers, must own common shares or common share equivalents with an aggregate market value of no less than the sum of the officer’s annual salary and annual performance bonus for the immediately preceding year no later than the fourth anniversary of the March 15th on which the officer received his or her first grant of common share equivalents, and on each anniversary date thereafter. The Board established this particular level of stock ownership for our executive officers because it is reasonable evidence of our continuing commitment to have the interests of our executive officers aligned with the investment interests of our shareholders. During the initial four-year phase-in period, each executive officer is expected to acquire 20% of the amount of required common shares or common share equivalents during each year in order to satisfy the stock ownership guidelines in a timely manner. Unvested restricted shares and shares deferred into our equity deferred compensation plan, but not unvested options, will count as common share equivalents toward satisfying the stock ownership guidelines.
          Due to the recent economic downturn in the United States, which has negatively impacted our stock price, as well as certain margin calls experienced by some of our executive officers, most of our executive officers who met their stock ownership guidelines as of March 15, 2008 did not meet such guidelines as of March 15, 2009. Due to these extraordinary economic conditions and events, the Board has granted a waiver of the stock ownership guidelines for 2009 for all our directors and officers who are subject to Section 16 of the Securities Exchange Act of 1934, including our named executive officers. The Board plans on re-evaluating the stock ownership guidelines in 2009 to determine if any modifications in the guidelines are appropriate.

     Tax and Accounting Implications
     Impact of Section 162(m) of the Internal Revenue Code of 1986
          We have made an election to qualify as a real estate investment trust under the Internal Revenue Code, and as such generally will not be subject to federal income tax. Thus, the deduction limit for compensation paid to our Chief Executive Officer and the three other most highly compensated executive officers of a public company contained in Section 162(m) of the Internal Revenue Code is not material to the design and structure of our executive compensation program.
Compensation Committee Report
          The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Proxy Statement for the 2009 Annual Meeting of Shareholders for filing with the Securities and Exchange Commission.
Executive Compensation Committee
Terrance R. Ahern, Chairman
Victor B. MacFarlane
Barry A. Sholem
William B. Summers, Jr.
Compensation Committee Interlocks and Insider Participation
          None of our executive officers serve or have served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Executive Compensation Committee.

Executive Compensation
2008 Summary Compensation Table

						Non-
						Equity
						Incentive
				Stock	Option	Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)(1)	(d)	(e)(2)	(f)(3)	(g)(1)(4)	(i)		(j)
Scott A. Wolstein	2008	$957,583 (5)	—	$1,708,628	$552,091	$920,000	$486,351	(6)	$4,624,653
Chairman and Chief	2007	$880,449	$700,000	$2,528,826	$628,812	$1,000,000	$1,414,314		$7,152,401
Executive Officer	2006	$641,667	—	$2,440,858	$691,277	$1,614,380	$752,295		$6,140,477

William H. Schafer	2008	$302,878	—	$272,634	$45,024	$122,000	$52,928	(7)	$795,464
Executive Vice President	2007	$290,395	—	$266,014	$46,277	$175,361	$28,704		$806,751
and Chief Financial	2006	$266,667	—	$249,756	$51,113	$140,514	$40,146		$748,196
Officer

Daniel B. Hurwitz	2008	$632,247 (8)	—	$690,833	$261,386	$739,200	$55,168	(9)	$2,378,834
President and Chief	2007	$507,131	$627,300	$1,034,972	$235,727	$476,000	$53,400		$2,934,530
Operating Officer	2006	$425,171	—	$972,633	$235,904	$505,900	$62,710		$2,202,318

David J. Oakes	2008	$361,667	—	$425,638	$452,188	$364,000	$49,970	(10)	$1,653,463
Senior Executive Vice	2007	$247,917	—	$215,333	$234,832	$350,000	$41,428		$1,089,510
President of Finance
and Chief
Investment Officer

Timothy J. Bruce	2008	$347,784	—	$301,460	$41,886	$134,190	$37,104	(11)	$862,424
Executive Vice President	2007	$309,706	—	$277,130	$55,426	$187,022	$12,771		$842,055
of Development	2006	$288,042	—	$261,844	$73,844	$116,000	$14,125		$753,855

(1)	The amounts reported in columns (c) and (g) for 2008 include amounts deferred into our 401(k) plan (a qualified plan) and our elective deferred compensation plan (nonqualified plan) by Messrs. Wolstein, Schafer, Hurwitz, Oakes and Bruce for the year ended December 31, 2008 as follows: Mr. Wolstein, $110,281; Mr. Schafer, $47,394; Mr. Hurwitz, $42,700; Mr. Oakes, $50,500 and Mr. Bruce, $73,981. Under our elective deferred compensation plan, deferred amounts are payable to the named executive officer at a date specified by the named executive officer at the time of his deferral election in accordance with the provisions of the plans.

(2)	The amounts reported in column (e) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FAS 123(R), excluding the effect of certain forfeiture assumptions, for stock awards granted in and prior to such year. Assumptions used in the calculation of these amounts are included in Footnote 18 to the financial statements included in the Original Filing.

(3)	The amounts reported in column (f) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FAS 123(R), excluding the effect of certain forfeiture assumptions, for option awards granted in and prior to such year. Assumptions used in the calculation of these amounts are included in Footnote 18 to the financial statements included in the Original Filing.

(4)	The amounts reported in column (g) reflect cash amounts earned by such executives as annual performance bonuses.

(5)	The amount reported reflects annual base salary rates for Mr. Wolstein of $1,000,000 for January 2008 through October 15, 2008 and $800,000 for October 15, 2008 through December 2008.

(6)	The amount reported as “All Other Compensation” for Mr. Wolstein includes matching contributions to the deferred compensation plan and 401(k) plan of $30,650. The amount shown in column (i) for Mr. Wolstein also includes $450,342, which is attributable to Mr. Wolstein’s personal use of company aircraft as further described above under Compensation Discussion and Analysis. None of the other amounts in column (i), if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for Mr. Wolstein.

(7)	The amount reported as “All Other Compensation” for Mr. Schafer includes: matching contributions to the deferred compensation plan and 401(k) plan of $13,708; amounts paid for a long-term disability policy; amounts paid for life insurance coverage; and amounts paid for business and country club memberships. None of the amounts in column (i), if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for Mr. Schafer.

(8)	The amount reported reflects annual base salary rates for Mr. Hurwitz of $544,000 for January 2008, $592,466 for February 2008, $648,466 for March 2008 through October 15, 2008 and $616,000 for October 15, 2008 through December 2008.

(9)	The amount reported as “All Other Compensation” for Mr. Hurwitz includes: matching contributions to the deferred compensation plan and 401(k) plan of $20,500; amounts paid for a long-term disability policy; amounts paid for life insurance coverage; and amounts paid for business and country club memberships. None of the other amounts in column (i), if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for such officer.

(10)	The amount reported as “All Other Compensation” for Mr. Oakes includes: matching contributions to the deferred compensation plan and 401(k) plan of $21,350; and amounts paid for business and country club memberships. None of the other amounts in column (i), if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for such officer.

(11)	The amount reported as “All Other Compensation” for Mr. Bruce includes: matching contributions to the deferred compensation plan and 401(k) plan of $16,044. None of the amounts in column (i), if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for such officer.
2008 Grants of Plan-Based Awards Table

								Grant Date
								Fair Value
								of Stock
	Grant	Estimated Possible Payouts Under Non-Equity			Estimated Possible Payouts Under Equity			and Option
Name	Date	Incentive Plan Awards(1)(2)			Incentive Plan Awards(3)(4)			Awards(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(l)
Scott A. Wolstein	—	$280,000	—	$3,200,000	—	—	—	—
	10/15/08	—	—	—	$280,000	—	$3,200,000	$3,200,000
William H. Schafer	—	$20,334	$122,000	$244,000	—	—	—	—
	2/21/08	—	—	—	$40,667	$106,750	$274,500	$274,500
Daniel B. Hurwitz	—	$184,800	—	$1,848,000	—	—	—	—
	10/15/08	—	—	—	$184,800	—	$1,848,000	$1,848,000
David J. Oakes	—	$60,679	$273,000	$455,000	—	—	—	—
	2/21/08	—	—	—	$212,339	$477,750	$819,000	$819,000
Timothy J. Bruce	—	$23,667	$142,000	$284,000	—	—	—	—
	2/21/08	—	—	—	$47,333	$124,250	$319,500	$319,500

(1)	Amounts for Messrs. Wolstein and Hurwitz reflect the cash portion of annual performance bonus opportunities established for 2008 under their employment agreements at the threshold and maximum levels. The amounts shown in column (c) represent the minimum amount payable in cash (35% and 30% of base salary, respectively) for minimum performance (threshold achievement of the relative total shareholder return performance metric). The amounts shown in column (e) represent the maximum amount payable in cash (400% and 300% of base salary, respectively) for maximum performance (maximum achievement of the FFO per common share, relative total shareholder return and qualitative performance metrics), for 2008 under their employment agreements. The amounts actually earned by Messrs. Wolstein and Hurwitz are included in the “Non-Equity Incentive Plan Compensation” column (column (g)) of the 2008 Summary Compensation Table above. See “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Annual Compensation” above for additional information about the annual performance bonuses.

(2)	Amounts for Messrs. Schafer, Oakes and Bruce reflect the cash portion of annual performance bonus opportunities established for 2008 under our annual cash incentive plan at the threshold, target and maximum levels. The amounts shown in column (c) represent the minimum amount payable in cash (6-2/3% of base salary for Messrs. Schafer and Bruce, and 16-2/3% of base salary for Mr. Oakes) for minimum performance under the performance metrics. The amounts shown in column (d) represent the target amount payable in cash (40% of base salary for Messrs. Schafer and Bruce, and 75% of base salary for Mr. Oakes) for target performance under the performance metrics. The amounts shown in column (e) represent the maximum amount payable in cash (80% of base salary for Messrs. Schafer and Bruce, and 125% of base salary for Mr. Oakes) for maximum performance under the performance metrics for 2008. The amounts actually earned by Messrs. Schafer, Oakes and Bruce are included in the “Non-Equity Incentive Plan Compensation” column (column (g)) of the 2008 Summary Compensation Table above. See “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Annual Compensation” above for additional information about the annual performance bonuses.

(3)	Amounts for Messrs. Wolstein and Hurwitz reflect the equity portion of annual performance bonus award opportunities established for 2008 under their employment agreements at the threshold and maximum levels. The amounts shown in column (f) represent the minimum amount payable in equity (35% and 30% of base salary, respectively) for minimum performance (threshold achievement of the relative total shareholder return performance metric). The amounts shown in column (h) represent the maximum amount payable in equity (400% and 300% of base salary, respectively) for maximum performance (maximum achievement of the FFO per common share, relative total shareholder return and qualitative performance metrics), for 2008 under their employment agreements. See “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Annual Compensation” above for additional information about the annual performance bonuses.

(4)	Amounts for Messrs. Schafer, Oakes and Bruce reflect the annual equity award opportunities established for 2008 under our annual equity award program at the threshold, target and maximum levels. The amounts shown in column (f) represent the minimum amount payable in equity (12.5% of base salary plus minimum annual performance bonus for Messrs. Schafer and Bruce, and 50% of base salary plus minimum annual performance bonus for Mr. Oakes). The amounts shown in column (g) represent the target amount payable in equity (25% of base salary plus target annual performance bonus for Messrs. Schafer and Bruce, and 75% of base salary plus target annual performance bonus for Mr. Oakes). The amounts shown in column (h) represent the maximum amount payable in equity (50% of base salary plus maximum annual performance bonus for Messrs. Schafer and Bruce, and 100% of base salary plus maximum annual performance bonus for Mr. Oakes). See “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Annual Compensation” above for additional information about the annual equity awards.

(5)	Amounts estimated assuming payouts at maximum levels in the form of equity awards as further described above under “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Annual Compensation.”
Employment Agreements
          We have entered into separate employment agreements with each of the named executive officers. Our employment agreements with Messrs. Wolstein and Hurwitz were last amended and restated in October 2008, as described above.
          The term of each employment agreement with Messrs. Wolstein and Hurwitz initially runs through December 31, 2009, but the term is subject to a “evergreen” provision that provides for an automatic extension of the remaining term for an additional year at the end of each calendar year, subject to the parties’ termination rights or the earlier termination of the executive. The employment agreements provide for minimum base salaries, subject to increases approved by the Board, of $800,000 for Mr. Wolstein and $616,000 for Mr. Hurwitz. The executives are entitled to participate in our broad-based retirement and other benefit plans, including our 401(k) plan and our deferred compensation program, and are also entitled to receive life, medical, dental and other insurance coverage and benefits similar to that provided to our other executive officers. We will also provide disability insurance coverage (or self-insure such coverage) for Mr. Wolstein during the employment term of at least $46,500 per month through age 65, and for Mr. Hurwitz during the employment term of at least $25,000 per month through age 65. The executives are also entitled to the limited perquisites and other benefits as described above.
          Under the employment agreements, Messrs. Wolstein and Hurwitz are entitled to annual performance bonuses and long-term equity incentives as described above. Each employment agreement may be terminated under a variety of circumstances, including the executive’s death. We may terminate each employment agreement for “cause” if the executive engages in certain specified conduct, if the executive is disabled for a specified period of time or at any other time without cause by giving the executive 90 days’ prior written notice. Each executive may also terminate his employment agreement for “good reason” in certain specified circumstances or at any other time without good reason by giving us 90 days’ prior written notice.
          Messrs. Wolstein and Hurwitz are entitled under the employment agreements to certain additional payments and benefits in the event of certain termination circumstances. If either Mr. Wolstein or Mr. Hurwitz is terminated by us without cause or the executive terminates his employment for good reason, he is entitled to receive: (1) accrued but unpaid base salary and his prior year’s annual bonus to the extent not paid; (2) for Mr. Wolstein, a lump sum amount equal to the greater of (A) $5 million or (B) the sum of his base salary plus his prior year’s annual performance bonus, and for Mr. Hurwitz, a lump sum amount equal to the greater of (X) $3 million or (Y) the sum of his base salary plus his prior year’s annual performance bonus; (3) one year of continued health and welfare benefits for the executive and his family; and (4) immediate accelerated vesting of the executive’s non-performance-based equity awards (specifically excluding awards made under any outperformance award plans and supplemental equity award plans). If an executive dies during the term of the employment agreement, his estate or beneficiaries are entitled to receive his accrued but unpaid base salary and his prior year’s annual performance bonus to the extent not paid, and his family is entitled to receive one year of continued health and welfare benefits. Additionally, Mr. Hurwitz’s estate or beneficiaries are entitled to receive a lump sum amount equal to $2.5 million either from us or as a life insurance payment. If an executive is terminated due to disability, he is entitled to receive: (1) his accrued but unpaid based salary and his prior year’s annual performance bonus to the extent not paid; (2) a lump sum amount equal to two times his base salary; (3) a pro rata portion of his annual performance bonus for the year in which his termination occurs; and (4) one year of continued health and welfare benefits for the executive and his family. Certain of these termination payments and benefits are subject to the executive’s execution of a general release of claims against us or our waiver of such release.
          The employment agreements provide that, to the extent that any of the payments to be made under the employment agreements or the change in control agreements discussed below constitutes an “excess parachute payment” under certain tax laws, rules and regulations, we will pay to the executive such additional cash amounts as are necessary to put him in the same after-tax position as he would have been in had such payments (excluding any units or awards granted or vested pursuant to any performance unit agreement with us or any equity awards granted under any of our outperformance award plans or supplemental equity plans, if applicable) not given rise to any applicable excise tax, penalties or interest. Each executive is also entitled to a similar “gross-up” payment regarding any excise tax, penalties or interest to which he is subject under Section 409A of the Internal Revenue Code. The employment agreements also contain a two-year confidentiality covenant regarding our proprietary information, a two-year non-solicitation covenant and other provisions generally designed to ensure compliance with Section 409A of the Internal Revenue Code. Mr. Hurwitz is also subject to a one-year noncompetition covenant that covers the four largest real estate investment trusts (excluding us) based on market capitalization that focus primarily on neighborhood and community shopping centers (subject to a one percent public equity ownership exception).
          Additionally, Mr. Wolstein’s employment agreement provides that:
•	Mr. Wolstein is entitled to the personal airplane use perquisite described above in the Compensation Discussion and Analysis;

•	Any transition by Mr. Wolstein to service as a non-executive Chairman of the Board will not have an impact on the vesting and exercise provisions of any prior or subsequent equity awards made by us; and

•	If Mr. Wolstein is terminated other than by us for cause or by reason of his death, he will be entitled to continued use of office space, office support and secretarial services at our expense until the earliest of his death, the date he begins other employment, or the third anniversary of his termination date.
          Our employment agreements with Messrs. Schafer, Oakes and Bruce were last amended in December 2008 to bring such agreements into compliance with Section 409A of the Internal Revenue Code, but no material changes were made to their agreements at that time. Each of the employment agreements with Messrs. Schafer, Oakes and Bruce contains an “evergreen” provision that provides for an automatic extension of the agreement for an additional year at the end of each fiscal year, subject to the parties’ termination rights. The agreements can be terminated by us by giving 90 days’ prior written notice prior at any time. The agreements provide for minimum base salaries as disclosed in the Compensation Discussion and Analysis above, subject to increases approved by the Committee. Messrs. Schafer and Oakes are entitled to the payment by us of regular membership fees, assessments, and dues for a local country club. In addition, the employment agreements for each of our named executive officers provide for participation in health, life, disability and other insurance plans, sick leave, reasonable vacation time and other customary fringe benefits. Attributed costs of these benefits for the named executive officers for 2008 are included in the 2008 Summary Compensation Table above.
          Pursuant to their employment agreements, each of Messrs. Schafer, Oakes and Bruce is entitled to annual performance bonuses equal to a percentage of his base salary as approved by the Committee. See the Compensation Discussion and Analysis under “—Annual Compensation” for a discussion of the methods used to determine these annual performance bonuses and each named executive officer’s threshold, target and maximum annual performance bonus opportunity. If the named executive officer’s employment is terminated by us without cause, or by the named executive officer for good reason, he is entitled to receive a payment equal to his annual salary plus a pro rata portion (through the date of termination) of the annual performance bonus he would have earned based on actual results for the applicable year and continued life, disability and medical insurance for a period of one year following such termination.
          In the cases of Messrs. Schafer, Oakes and Bruce, the agreements also provide that to the extent that any of the payments to be made under the employment agreements or the change in control agreements discussed below (together with all other payments of cash or property, whether pursuant to the agreements or otherwise, but excluding any units or awards granted or vested pursuant to his Outperformance Long-Term Incentive Plan Agreement or Performance Unit Agreement with us) constitutes “excess parachute payments” under certain tax laws, we will pay to the executive officer such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have received but for the application of such tax laws.
Outstanding Equity Awards at 2008 Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity
				Equity					Equity	Incentive
				Incentive					Incentive	Plan Awards:
			Number of	Plan Awards:					Plan Awards:	Market or
		Number of	Securities	Number			Number of		Number of	Payout Value
		Securities	Underlying	of Securities			Shares or	Market Value of	Unearned	of Unearned
		Underlying	Unexercised	Underlying			Units of	Shares or	Shares, Units	Shares, Units
		Unexercised	Options (#)	Unexercised	Option	Option	Stock That	Units That	or Other Rights	or Other Rights
		Options (#)	Unexercisable	Unearned	Exercise	Expiration	Have Not	Have Not	That Have	That Have Not
Name	Grant Date	Exercisable	(1)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Not Vested	Vested ($)
(a)	(b1)	(b2)	(c)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)(4)	(j)(3)
Scott A. Wolstein	2/24/2004	55,243	—	—	$36.32	2/24/2014	—	—	—	—
	2/24/2005	90,668	—	—	$41.37	2/24/2015	—	—	—	—
	2/23/2006	44,256	22,128	—	$50.81	2/23/2016	—	—	—	—
	2/23/2007	19,256	38,514	—	$66.75	2/23/2017	—	—	—	—
	2/21/2008	—	161,724	—	$37.69	2/21/2018	—	—	—	—
	—	—	—	—	—	—	271,019	$1,322,573	—	—

William H. Schafer	2/25/2003	4,500	—	—	$23.00	2/25/2013	—	—	—	—
	2/24/2004	15,036	—	—	$36.32	2/24/2014	—	—	—	—
	2/24/2005	12,669	—	—	$41.37	2/24/2015	—	—	—	—
	2/23/2006	3,934	1,967	—	$50.81	2/23/2016	—	—	—	—
	2/23/2007	1,573	3,146	—	$66.75	2/23/2017	—	—	—	—
	2/21/2008	—	13,011	—	$37.69	2/21/2018	—	—	—	—
	—	—	—	—	—	—	5,592	$27,289	12,850	$62,708

Daniel B. Hurwitz	2/24/2004	17,342	—	—	$36.32	2/24/2014	—	—	—	—
	2/24/2005	48,789	—	—	$41.37	2/24/2015	—	—	—	—
	2/23/2006	17,779	8,890	—	$50.81	2/23/2016	—	—	—	—
	2/23/2007	7,603	15,206	—	$66.75	2/23/2017	—	—	—	—
	2/21/2008	—	88,785	—	$37.69	2/21/2018	—	—	—	—
	—	—	—	—	—	—	122,290	$596,775	—	—

David J. Oakes	4/16/2007	33,333	66,667	—	$64.60	4/16/2017	—	—	—	—
	2/21/2008	—	45,438	—	$37.69	2/21/2018	—	—	—	—
	—	—	—	—	—	—	29,752	$145,190	—	—

Timothy J. Bruce	9/09/2002	61,896	—	—	$22.89	9/09/2012	—	—	—	—
	2/25/2003	2,080	—	—	$23.00	2/25/2013	—	—	—	—
	2/24/2004	10,672	—	—	$36.32	2/24/2014	—	—	—	—
	2/24/2005	13,395	—	—	$41.37	2/24/2015	—	—	—	—
	2/23/2006	5,254	2,627	—	$50.81	2/23/2016	—	—	—	—
	2/23/2007	902	1,804	—	$66.75	2/23/2017	—	—	—	—
	2/21/2008	—	13,875	—	$37.69	2/21/2018	—	—	—	—
	—	—	—	—	—	—	5,620	$27,426	15,400	$75,152

(1)	Each grant of options vests at a rate of 33-1/3% per year over the first three years of the ten-year option term. The following table sets forth the vesting dates of the options held by the named executive officers:

Date	Wolstein	Schafer	Hurwitz	Oakes	Bruce
2/21/2009	53,908	4,337	29,595	15,146	4,625
2/23/2009	41,385	3,540	16,493	—	3,529
4/16/2009	—	—	—	33,333	—
2/21/2010	53,908	4,337	29,595	15,146	4,625
2/23/2010	19,257	1,573	7,603	—	902
4/16/2010	—	—	—	33,334	—
2/21/2011	53,908	4,337	29,595	15,146	4,625

(2)	Each grant of restricted shares vests at a rate of 20% per year over a period of four years beginning on the date of grant (except for Mr. Oakes’ April 16, 2007 grant, which vests at a rate of 20% per year over a period of five years beginning on the first anniversary of the date of grant). The following table sets forth the vesting dates of the restricted shares held by the named executive officers:

Date	Wolstein	Schafer	Hurwitz	Oakes	Bruce
1/01/2009	68,000	—	22,667	—	—
2/21/2009	8,677	698	4,764	2,438	745
2/23/2009	10,061	860	4,009	—	845
2/24/2009	7,318	682	2,625	—	721
4/16/2009	—	—	—	5,000	—
1/01/2010	68,000	—	22,666	—	—
2/21/2010	8,677	698	4,764	2,438	745
2/23/2010	10,061	860	4,009	—	845
4/16/2010	—	—	—	5,000	—
1/01/2011	34,000	—	22,667	—	—
2/21/2011	8,677	698	4,764	2,438	745
2/23/2011	4,871	398	1,924	—	229
4/16/2011	—	—	—	5,000	—
1/01/2012	34,000	—	22,667	—	—
2/21/2012	8,677	698	4,764	2,438	745
4/16/2012	—	—	—	5,000	—

(3)	These amounts were calculated based upon the closing price of our common shares on December 31, 2008 of $4.88.

(4)	Reflects shares available to the named executive officer if the shareholder return metrics are met with respect to the 2005 Outperformance Award Plan. The 2005 Outperformance Award Plan is more fully described in the Compensation Discussion and Analysis above.
          The information in the Outstanding Equity Awards at 2008 Fiscal Year-End Table above is provided as of December 31, 2008. As further described above in Compensation Discussion and Analysis, on April 9, 2009, our shareholders approved the Otto transaction. As a result, all outstanding unvested stock options became fully exercisable, all restrictions on unvested restricted shares lapsed, and all outperformance awards became vested (which means that each outperformance award holder’s right to receive a payment if the performance criteria are met is no longer subject to forfeiture upon a termination of the holder’s employment). The outperformance awards will still be earned depending on our performance against the targets established under the outperformance awards for the performance period (which generally ends on December 31, 2009).

2008 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards(1)
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)(2)
Scott A. Wolstein	—	—	174,311	$6,706,838
William H. Schafer	—	—	2,961	$114,565
Daniel B. Hurwitz	—	—	72,517	$2,790,007
David J. Oakes	—	—	7,438	$299,238
Timothy J. Bruce	—	—	3,055	$118,169

(1)	Reflects shares received in the first quarter of 2008 pursuant to the equity incentive awards for the 2004-2008 grants to such named executive officer.

(2)	Computed as the number of shares acquired on vesting using the market price as of the date of vesting. For Messrs. Wolstein and Hurwitz, 68,000 and 22,666 shares vested on January 1, 2008, at $38.29 and 71,919 and 35,960 shares vested on March 1, 2008 at $38.56. The remaining shares acquired on vesting occurred in February 2008 at prices ranging from $37.69 to $39.00 and for Mr. Oakes in April 2008 at $41.47.
2008 Nonqualified Deferred Compensation Table(1)

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings	Withdrawals/	Balance
	Last FY	Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
(a)	(b)(2)	(c)(3)	(d)(4)	(e)	(f)(5)(6)
Elective Deferred Compensation Plan:
Scott A. Wolstein	$89,781	—	$(3,045,291)	$(7,808,705)	$285,808
William H. Schafer	$28,694	$6,808	$(88,206)	—	$144,828
Daniel B. Hurwitz	$27,200	$13,600	$(113,109)	$(169,532)	$171,107
David J. Oakes	$35,000	$15,070	$722	—	$50,792
Timothy J. Bruce	$53,481	$9,144	$7,467	—	$226,390

Equity Deferred Compensation Plan:
Scott A. Wolstein	—	—	$(11,225,023)	$(11,921,244)	—
William H. Schafer	—	—	$(116,334)	—	$16,992
Daniel B. Hurwitz	$2,678,806	—	$(4,608,143)	—	$671,205
David J. Oakes	$299,238	—	$(262,941)	—	$36,297
Timothy J. Bruce	$118,169	—	$(345,550)	—	$50,298

(1)	Our nonqualified deferred compensation plans, which include the elective deferred compensation plan and the equity deferred compensation plan, are described more fully in the Compensation Discussion and Analysis under “Other Benefits” above. For information about the impact of the Otto transaction described above on our equity deferred compensation plan, see the Compensation Discussion and Analysis above under “Other Benefits.”

(2)	In accordance with the transition rules under Section 409A of the Code, Messrs. Wolstein and Hurwitz each elected to have his deferrals to the elective deferred compensation plan for 2005, 2006 and 2007 distributed to him in 2008, and Mr. Wolstein elected to have certain restricted shares deferred to the equity deferred compensation plans during 2007 distributed to him in 2008. The amounts reported for our named executive officers in this column are reported under the “Salary” column of the 2008 Summary Compensation Table above.

(3)	The amounts reported for our named executive officers in this column are fully reported as part of the other compensation for each named executive officer in the “All Other Compensation” column of the 2008 Summary Compensation Table.

(4)	None of the amounts reported for our named executive officers in this column are reported in the 2008 Summary Compensation Table.

(5)	The amounts reported for our named executive officers in this column have been previously reported as deferred compensation in our 2006 or 2007 Summary Compensation Tables included in prior years’ proxy statements, except for Mr. Oakes, for whom none of these amounts have been previously reported.

(6)	The amounts reported in this column for the equity deferred compensation plan do not include the following amounts for deferred restricted shares that were unvested at December 31, 2008: Mr. Wolstein, $1,322,573; Mr. Hurwitz, $236,768; Mr. Oakes, $145,190; and Mr. Bruce, $27,426. These deferrals, which are included as unvested restricted shares in the Outstanding Equity Awards at 2008 Fiscal Year-End Table above, are expected to vest in connection with the Otto transaction as described above under “Compensation Discussion and Analysis — Analysis of 2008 Executive Compensation Program — Other Benefits.”
Potential Payments Upon Termination or Change in Control
          We have entered into certain agreements and we maintain certain plans that will require us to provide compensation and other benefits to the named executive officers in the event of a termination of employment or a change in control of the company. The amount of compensation payable to each named executive officer in each situation is listed in the tables below. Based on a hypothetical termination or change in control occurring on December 31, 2008, the following tables describe the potential payments upon such termination or change in control for each named executive officer:
Scott A. Wolstein

	Retirement or	Involuntary Not For		Involuntary or Good
Executive Benefits and	Other Voluntary	Cause or Good	For Cause	Reason Termination
Payments Upon Termination	Termination	Reason Termination	Termination	(Change in Control)	Disability		Death
Compensation:
Cash Severance(1)	$0	$5,000,000	$0	$5,000,000	$2,520,000		$0
Long-term Incentives:
Unvested and Accelerated Restricted Shares(2)	$0 (3)	$1,322,573	$0	$1,322,573	$1,322,573		$1,322,573
Unvested and Accelerated Stock Options	$0	$0	$0	$0	$0		$0
Benefits & Perquisites
Post-Termination Health, Welfare and Outplacement Benefits(4)	$0	$20,000	$0	$135,000	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$3,327,800	(5)	$0
280G Gross-Up(6)	$0	$0	$0	$0	$0		$0
Accrued Vacation(7)	$0	$0	$0	$0	$0		$0
Post Termination Office and Secretarial Services(4)	$420,000	$420,000	$0	$0	$420,000		$0

TOTAL:	$420,000	$6,762,573	$0	$6,457,573	$7,610,373		$1,742,573

(1)	Amounts calculated pursuant to the terms of Mr. Wolstein’s employment agreement or change in control agreement, as applicable.

(2)	Includes 204,000 restricted shares granted pursuant to the conversion of performance unit awards.

(3)	Pursuant to the plans under which restricted shares were awarded, the Committee may, in its discretion, accelerate the vesting of unvested restricted shares in the event of Mr. Wolstein’s retirement.

(4)	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

(5)	The estimated payments for long-term disability utilize a present value calculation that takes into account (i) the executive’s age and total payments over the benefit term assuming that the disability occurs on December 31, 2008, and (ii) a discount rate based on the rate for the Treasury security with a similar term. In general, benefits are available until age 65.

(6)	While Mr. Wolstein’s change in control agreement provides for a gross-up payment with respect to excess parachute payments under Section 280G, based on the assumed hypothetical change in control, the gross-up payment would not have been triggered because no excess parachute payments would have been made.

(7)	Assumes all vacation was either used during the fiscal year or forfeited at year-end pursuant to our vacation policy.

William H. Schafer

	Retirement or	Involuntary Not For		Involuntary or Good
Executive Benefitsand	Other Voluntary	Cause or Good	For Cause	Reason Termination
Payments Upon Termination	Termination	Reason Termination	Termination	(Change in Control)	Disability		Death
Compensation:
Cash Severance(1)	$0	$427,000	$0	$732,000	$427,000		$427,000
Long-term Incentives:
Unvested and Accelerated Restricted Shares	$0 (2)	$0	$0	$27,289	$27,289		$27,289
Unvested and Accelerated Stock Options	$0	$0	$0	$0	$0		$0
Outperformance Units(3)	$0	$0	$0	$0	$0		$0
Benefits & Perquisites
Post-Termination Health, Welfare and Outplacement Benefits(4)	$0	$20,000	$0	$85,750	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$3,470,391	(5)	$0
280G Gross-Up(6)	$0	$0	$0	$0	$0		$0
Accrued Vacation(7)	$0	$0	$0	$0	$0		$0

TOTAL:	$0	$447,000	$0	$845,039	$3,944,680		$874,289

(1)	Amounts calculated pursuant to the terms of Mr. Schafer’s employment agreement or change in control agreement, as applicable.

(2)	Pursuant to the plans under which restricted shares were awarded, the Committee may, in its discretion, accelerate the vesting of unvested restricted shares in the event of Mr. Schafer’s retirement.

(3)	Amounts calculated pursuant to the terms of Mr. Schafer’s outperformance long-term incentive agreement. For the hypothetical change in control on December 31, 2008 and the hypothetical without cause, death or disability termination on December 31, 2008 scenarios, it was assumed that none of the metrics would have been achieved during the applicable measurement period.

(4)	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

(5)	The estimated payments for long-term disability utilize a present value calculation that takes into account (i) the executive’s age and total payments over the benefit term assuming that the disability occurs on December 31, 2008, and (ii) a discount rate based on the rate for the Treasury security with a similar term. In general, benefits are available until age 65.

(6)	While Mr. Schafer’s change in control agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered because no excess parachute payments would be made.

(7)	Assumes all vacation was either used during the fiscal year or forfeited at year-end pursuant to our vacation policy.

Daniel B. Hurwitz

		Involuntary		Involuntary or
	Retirement	Not For		Good Reason
	or Other	Cause or		Termination
Executive Benefits and	Voluntary	Good Reason	For Cause	(Change in
Payments Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance(1)	$0	$3,000,000	$0	$3,000,000	$1,971,200		$2,500,000
Long-term Incentives:
Unvested and Accelerated Restricted Shares(2)	$0 (3)	$596,775	$0	$596,775	$596,775		$596,775
Unvested and Accelerated Stock Options	$0	$0	$0	$0	$0		$0
Benefits & Perquisites
Post-Termination Health, Welfare and Outplacement Benefits(4)	$0	$20,000	$0	$110,000	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$4,647,961	(5)	$0
280G Gross-Up(6)	$0	$0	$0	$0	$0		$0
Accrued Vacation(7)	$0	$0	$0	$0	$0		$0

TOTAL:	$0	$3,616,775	$0	$3,706,775	$7,235,936		$3,516,775

(1)	Amounts calculated pursuant to the terms of Mr. Hurwitz’s employment agreement or change in control agreement, as applicable.

(2)	Includes 90,667 restricted shares granted pursuant to the conversion of performance unit awards.

(3)	Pursuant to the plans under which restricted shares were awarded, the Committee may, in its discretion, accelerate the vesting of unvested restricted shares in the event of Mr. Hurwitz’s retirement.

(4)	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

(5)	The estimated payments for long-term disability utilize a present value calculation that takes into account (i) the executive’s age and total payments over the benefit term assuming that the disability occurs on December 31, 2008, and (ii) a discount rate based on the rate for the Treasury security with a similar term. In general, benefits are available until age 65.

(6)	While Mr. Hurwitz’s employment agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered because no excess parachute payments would be made.

(7)	Assumes all vacation was either used during the fiscal year or forfeited at year-end pursuant to our vacation policy.

David J. Oakes

		Involuntary		Involuntary or
	Retirement	Not For		Good Reason
	or Other	Cause or		Termination
Executive Benefits and	Voluntary	Good Reason	For Cause	(Change in
Payments Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance(1)	$0	$728,000	$0	$1,638,000	$728,000		$728,000
Long-term Incentives:
Unvested and Accelerated Restricted Shares	$0 (2)	$0	$0	$145,190	$145,190		$145,190
Unvested and Accelerated Stock Options	$0	$0	$0	$0	$0		$0
Benefits & Perquisites
Post-Termination Health, Welfare and Outplacement Benefits(3)	$0	$20,000	$0	$94,600	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$2,719,166	(4)	$0
280G Gross-Up	$0	$0	$0	$784,549	$0		$0
Accrued Vacation(5)	$0	$0	$0	$0	$0		$0

TOTAL:	$0	$748,000	$0	$2,662,339	$3,612,356		$1,293,190

(1)	Amounts calculated pursuant to the terms of Mr. Oakes’ employment agreement or change in control agreement, as applicable.

(2)	Pursuant to the plans under which restricted shares were awarded, the Committee may, in its discretion, accelerate the vesting of unvested restricted shares in the event of Mr. Oakes’ retirement.

(3)	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

(4)	The estimated payments for long-term disability utilize a present value calculation that takes into account (i) the executive’s age and total payments over the benefit term assuming that the disability occurs on December 31, 2008, and (ii) a discount rate based on the rate for the Treasury security with a similar term. In general, benefits are available until age 65.

(5)	Assumes all vacation was either used during the fiscal year or forfeited at year-end pursuant to our vacation policy.

Timothy J. Bruce

		Involuntary		Involuntary or
	Retirement	Not For		Good Reason
	or Other	Cause or		Termination
Executive Benefits and	Voluntary	Good Reason	For Cause	(Change in
Payments Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance(1)	$0	$489,190	$0	$836,380	$489,190		$489,190
Long-term Incentives:
Unvested and Accelerated Restricted Shares	$0 (2)	$0	$0	$27,426	$27,426		$27,426
Unvested and Accelerated Stock Options	$0	$0	$0	$0	$0		$0
Outperformance Units(3)	$0	$0	$0	$0	$0		$0
Benefits & Perquisites
Post-Termination Health, Welfare and Outplacement Benefits(4)	$0	$20,000	$0	$93,250	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$1,512,231	(5)	$0
280G Gross-Up(6)	$0	$0	$0	$0	$0		$0
Accrued Vacation(7)	$0	$0	$0	$0	$0		$0

TOTAL:	$0	$509,190	$0	$957,056	$2,048,847		$936,616

(1)	Amounts calculated pursuant to the terms of Mr. Bruce’s employment agreement or change in control agreement, as applicable.

(2)	Pursuant to the plans under which restricted shares were awarded, the Committee may, in its discretion, accelerate the vesting of unvested restricted shares in the event of Mr. Bruce’s retirement.

(3)	Amounts calculated pursuant to the terms of Mr. Bruce’s outperformance long-term incentive agreement. For the hypothetical change in control on December 31, 2008 and the hypothetical without cause, death or disability termination on December 31, 2008 scenarios, it was assumed that none of the metrics would have been achieved during the applicable measurement period.

(4)	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

(5)	The estimated payments for long-term disability utilize a present value calculation that takes into account (i) the executive’s age and total payments over the benefit term assuming that the disability occurs on December 31, 2008, and (ii) a discount rate based on the rate for the Treasury security with a similar term. In general, benefits are available until age 65.

(6)	While Mr. Bruce’s employment agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered because no excess parachute payments were made.

(7)	Assumes all vacation was either used during the fiscal year or forfeited at year-end pursuant to our vacation policy.
          The change in control agreements for Messrs. Wolstein and Hurwitz were last amended in October 2008 in connection with the changes made to their employment agreements. Under the revised change in control agreements, the following payments and benefits are payable by us to Messrs. Wolstein and Hurwitz if a Triggering Event occurs: (1) accrued but unpaid base salary and his prior year’s annual performance bonus to the extent not paid; (2) for Mr. Wolstein, a lump sum amount equal to the greater of (A) $5 million or (B) the sum of his base salary plus his prior year’s annual performance bonus, and for Mr. Hurwitz, a lump sum amount equal to the greater of (X) $3 million or (Y) the sum of his base salary plus his prior year’s annual performance bonus; (3) three years of continued health and welfare benefits for him and his family; (4) immediate accelerated vesting of his non-performance-based equity awards (specifically excluding awards made under any outperformance award plans and supplemental equity award plans); and (5) outplacement services at an aggregate cost of up to $75,000 for Mr. Wolstein and up to $50,000 for Mr. Hurwitz for no more than two years after the year in which the Triggering Event occurs. Additionally, we will be deemed to have waived any requirement for a general release of claims against us. Each change in control agreement for Messrs. Wolstein and Hurwitz will be terminated if the executive ceases to be a Board-elected officer, appointed officer or our key employee prior to a change in control.

          The terms “Change in Control” and “Triggering Event” are defined in the change in control agreements. Change in Control generally means certain events including Board or shareholder approval of a merger or consolidation in which we are not the surviving entity, a sale of substantially all of our assets, or a liquidation or dissolution of the Company, certain significant changes in the ownership of our outstanding securities or in the composition of the Board, or the establishment of a record date in connection with shareholder approval of certain proposed mergers or consolidations in which we are not the surviving or continuing entity, sales of all or substantially all of our assets or a dissolution of us. For Mr. Wolstein, a Triggering Event means certain situations specified in the change in control agreement in which, within three years after a change in control, Mr. Wolstein is terminated or terminates his employment as a result of certain material and adverse impacts on his position with us or compensation. For Mr. Hurwitz, a Triggering Event means certain situations specified in the change in control agreement in which, within two years after a change in control, Mr. Hurwitz is terminated or terminates his employment as a result of certain material and adverse impacts on his position with us or compensation.
          The change in control agreements for the other executive officers, including Messrs. Schafer, Oakes and Bruce, were last amended in December 2008 to bring such agreements into compliance with Section 409A of the Internal Revenue Code, but no material changes were made to those agreements at that time. Under the change in control agreements, for Messrs. Schafer, Oakes and Bruce, benefits are payable by us if a “Triggering Event” occurs within two years after a “Change in Control.” Payments are only triggered if a change in control occurs and the officer is terminated or effectively terminated, or actions are taken that materially and adversely impact the officer’s position with us or his compensation. A “Triggering Event” occurs if within two years after a change in control:
•	we terminate the employment of the named executive officer, other than in the case of a “Termination For Cause” (as defined in the applicable change in control agreement);

•	we reduce the named executive officer’s title, responsibilities, power or authority in comparison with his title, responsibilities, power or authority at the time of the change in control;

•	we assign the named executive officer duties that are inconsistent with the duties assigned to the named executive officer on the date on which the change in control occurred and which duties we persist in assigning to the named executive officer despite the prior written objection of that officer;

•	we (1) reduce the named executive officer’s base salary, his annual performance-based cash bonus percentages of salary, his group health, life, disability or other insurance programs (including any such benefits provided to the named executive officer’s family), his pension, retirement or profit-sharing benefits or any benefits provided by our equity-based award plans or any substitute therefore, (2) exclude him from any plan, program or arrangement in which our other executive officers are included, (3) establish criteria and factors to be achieved for the payment of annual performance bonus compensation that are substantially different than the criteria and factors established for our other similar executive officers, or (4) fail to pay the named executive officer any annual performance bonus compensation to which the named executive officer is entitled through the achievement of the criteria and factors established for the payment of such bonus; or

•	we require the named executive officer to be based at or generally work from any location more than 50 miles from the geographical center of Cleveland, Ohio.
          A “Change in Control” occurs if:
•	any person or group of persons, acting alone or together with any of its affiliates or associates, acquires a legal or beneficial ownership interest, or voting rights, in 20% or more of the outstanding common shares;

•	at any time during a period of two years, individuals who were our directors at the beginning of the period no longer constitute a majority of the members of the Board unless the election, or the nomination for election by our shareholders, of each director who was not a director at the beginning of the period is approved by at least a majority of the directors who are in office at the time of the election or nomination and were directors at the beginning of the period;

•	a record date is established for determining our shareholders entitled to vote upon (1) a merger or consolidation with another real estate investment trust, partnership, corporation or other entity in which we are not the surviving or continuing entity or in which all or a substantial part of the outstanding shares are to be converted into or exchanged for cash, securities, or other property, (2) a sale or other disposition of all or substantially all of our assets, or (3) the dissolution of the company; or

•	the Board or our shareholders approve a consolidation or merger in which we are not the surviving corporation, the sale of substantially all of our assets, or the liquidation or dissolution of the company.
          Within five business days after the occurrence of a Triggering Event, we must pay the named executive officer an amount equal to the sum of two times the then-effective annual salary and the annual performance bonus at the maximum level payable to the officer. In addition, we agreed to provide continued insurance benefits that are comparable to or better than those provided to the named executive officer at the time of the Change in Control until the earlier of two years from the date of the Triggering Event and the date the named executive officer becomes eligible to receive comparable or better benefits from a new employer and outplacement services for a period of up to one year.
          Each change in control agreement provides that to the extent that any of the payments to be made to the named executive officer (together with all other payments of cash or property, whether pursuant to the agreement or otherwise, other than pursuant to a performance unit plan or an outperformance award) constitutes “excess parachute payments” under certain tax laws, we will pay the named executive officer such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have but for the application of such tax laws. For information about the impact of the Otto transaction described above on our change in control agreements, see the Compensation Discussion and Analysis above under “Change in Control Agreements.”
Compensation of Directors
2008 Director Compensation Table

	Fees Earned or
Name	Paid in Cash	Stock Awards	Total
(a)	(b)($)(1)	(c)($)(2)	(h)($)
Dean Adler	$100,000	—	$100,000
Terrance R. Ahern	$155,000	—	$155,000
Robert H. Gidel	—	$100,055	$100,055
Victor B. MacFarlane	$100,000	—	$100,000
Craig Macnab	$115,000	—	$115,000
Scott D. Roulston	$120,000	—	$120,000
Barry A. Sholem	—	$100,055	$100,055
William B. Summers, Jr.	$50,000	$50,049	$100,049

(1)	All or a portion of the fees listed for Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston were deferred into the Directors’ Deferred Compensation Plan.

(2)	The amounts reported in column (c) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R) for stock awards granted in such year. The non-employee directors had option awards outstanding as of December 31, 2008 for the following number of shares: Mr. Ahern, 15,000; Mr. MacFarlane, 10,000 and Mr. Sholem, 6,000. None of the non-employee directors had unvested stock awards outstanding as of December 31, 2008. The grant date fair value of the stock awards issued to each non-employee director in fiscal year 2008 is reflected in this column.
          Our non-employee directors receive an annual fee of $100,000, and they must either receive not less than 50% of such fee in the form of common shares or defer not less than 50% of such fee pursuant to our director’s deferred compensation plan. Pursuant to our directors’ deferred compensation plan, deferred fees are converted into units that are the equivalent of common shares, although the units do not have voting rights. Fees are paid to directors in quarterly installments. The number of common shares (or common share equivalents under the directors’ deferred compensation plan) to be issued quarterly is determined by converting one-fourth of the value of the director’s annual fees that such director elected to receive in the form of common shares (or deferred under the directors’ deferred compensation plan) into common shares (or common share equivalents under the directors’ deferred compensation plan) based on the fair market value of the common shares on the business day preceding the date of the issuance.
          Persons who chair the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee are entitled to receive additional compensation of $20,000, $20,000 and $15,000, respectively, as a fee for services rendered as chair of these committees. The lead director is entitled to receive additional compensation of $35,000, as a fee for services rendered as lead director. Directors receiving this additional compensation must either receive not less than 50% of such fee in the form of common shares or defer not less than 50% of such fee pursuant to our directors’ deferred compensation plan. Fees are paid to the Committee Chairman and lead director in quarterly installments, and the number of common shares (or common share equivalents) received is determined in the same manner as the annual fee. Each non-employee director is also reimbursed for expenses incurred in attending meetings because we view meeting attendance as integrally and directly related to the performance of the non-employee directors’ duties.
          Directors’ Deferred Compensation Plan. Non-employee directors have the right to defer all or a portion of the cash portion of their fees pursuant to our directors’ deferred compensation plan. Our directors deferred compensation plan is an unsecured, general obligation of the company. Participants’ contributions are converted to units, based on the market value of the common shares, so that each unit is the economic equivalent of one common share without voting rights. Settlement of units is made in cash at a date determined by the participant at the time a deferral election is made. We have established a “rabbi” trust, which holds our common shares, to satisfy our payment obligations under the plans. Common shares equal to the number of units credited to participants’ accounts under the plans are contributed to the “rabbi” trust. In the event of our insolvency, the assets of the “rabbi” trust are available to general creditors. Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston elected to defer certain of their 2008 fees pursuant to our directors’ deferred compensation plan. During their terms as directors, Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston have deferred compensation represented by the following number of units:

	Number of Units under	Value of Units as
	the Directors’ Deferred	of the Year Ended
	Compensation Plan as of	December 31, 2008
Name	December 31, 2008	($)
Dean S. Adler	24,212	$118,156
Terrance R. Ahern	26,207	$127,890
Victor B. MacFarlane	16,278	$79,435
Craig Macnab	15,679	$76,514
Scott D. Roulston	8,102	$39,537
          Equity Deferred Compensation Plan. Prior to 2006, directors received a portion of their fees in restricted shares and a portion of their fees in cash. Directors had the right to defer the vesting of the restricted shares pursuant to the equity deferred compensation plan. In addition, for compensation earned prior to December 31, 2004, directors had the right to defer the gain otherwise recognizable upon the exercise of options in accordance with the terms of the equity deferred compensation plan. During their terms as directors, Messrs. Adler, Ahern, MacFarlane and Macnab have deferred compensation into the equity deferred compensation plans represented by the following number of units:

		Value of Units as
	Number of Units under	of the Year Ended
	the Equity Deferred	December 31, 2008
Name	Compensation Plan	($)
Dean S. Adler	1,029	$5,022
Terrance R. Ahern	1,362	$6,647
Victor B. MacFarlane	1,029	$5,022
Craig Macnab	695	$3,392
          As described above, if the Investors collectively become the beneficial owners of 20% or more of our outstanding common shares in connection with the Otto transaction, a change in control will be deemed to have occurred under our equity deferred compensation plan in which some of our directors participate. Under the original equity deferred compensation plan and the new equity deferred compensation plan, in the event of a change in control, all unvested deferred stock units held for each participant would become vested and no longer subject to forfeiture upon a termination of employment. Vested deferred stock units under the original equity deferred compensation plan would be distributed to participants on a one-for-one basis in the form of our common shares at the time of the change in control. Vested deferred stock units under the new equity deferred compensation plan would not be distributed to participants until the end of the deferral period selected by each participant.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2008, as well as the weighted-average exercise price of outstanding options.
EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
Plan category	Warrants and Rights		Warrants and Rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	2,185,708	(2)	$42.32	3,883,908
Equity compensation plans not approved by security holders (3)	31,666		$17.70	N/A

Total	2,217,374		$41.97	3,883,908

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity-Based Award Plan, Amended and Restated 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan and 2008 Equity-Based Award Plan.

(2)	Does not include 590,489 restricted shares, as these shares have been reflected in the Company’s total shares outstanding. Does not include 103,700 shares reserved for issuance under outperformance unit agreements.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and are fully vested.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth certain information regarding the beneficial ownership of our common shares as of April 20, 2009, except as otherwise disclosed in the notes below, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common shares based on a review of filings with the SEC, (ii) our directors, (iii) our named executive officers and (iv) our executive officers and directors as a group. Except as otherwise described in the following notes, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names.

	Number of Common Shares		Percentage
	Beneficially Owned		Ownership
FMR LLC 82 Devonshire Street Boston, Massachusetts 02109	18,041,848	(1)	13.9%
The Vanguard Group Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	11,062,629	(2)	8.6%
Capital Growth Management Limited Partnership One International Place Boston, MA 02110	10,200,000	(3)	7.9%
Barclays Global Investors, NA 45 Fremont Street San Francisco, California 94105	9,622,118	(4)	7.4%
State Street Bank and Trust Company One Lincoln Street Boston, Massachusetts 02111	6,834,573	(5)	5.3%
Scott A. Wolstein	1,123,594	(6)	*
Timothy J. Bruce	205,865	(7)(8)	*
Daniel B. Hurwitz	382,270	(7)(9)	*
David J. Oakes	472,534	(7)(10)	*
William H. Schafer	135,182	(11)	*
Dean S. Adler	2,386	(7)(12)	*
Terrance R. Ahern	692,053	(7)(12)(13)	*
Robert H. Gidel	46,188	(15)	*
Victor B. MacFarlane	13,279	(7)(12)(14)(17)	*
Craig Macnab	85,252	(7)(12)(16)	*
Scott D. Roulston	8,280	(12)(17)	*
Barry A. Sholem	48,579	(18)	*
William B. Summers, Jr.	13,111		*
All Current Executive Officers and Directors as a Group (19 persons)	3,812,997	(19)	2.9%

*	Less than 1%

(1)	Information for common shares owned as of December 31, 2008, is based on a report on Schedule 13G/A filed with the SEC on February 17, 2009 by FMR LLC, a parent holding company, and Edward C. Johnson 3d, an individual. The report indicated that members of Mr. Johnson’s family may be deemed to form a controlling group with respect to FMR LLC under the Investment Company Act of 1940. According to the information provided in the report, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment

Advisers Act of 1940, is the beneficial owner of 16,183,167 shares. FMR LLC and Mr. Johnson each have sole dispositive power with respect to these 16,183,167 shares. Also according to the report, Pyramis Global Advisors, LLC, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 140,845 shares. FMR LLC and Mr. Johnson each have sole dispositive power with respect to and sole voting power over these shares. The report indicates that Pyramis Global Advisors Trust Company, an indirect-wholly owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 959,236 shares. FMR LLC and Mr. Johnson each have sole dispositive power with respect to and sole voting power over these shares. According to the information provided in the report, FIL Limited, a qualified institution under section 240.13d-1(b)(1) pursuant to the SEC No-Action letter dated October 5, 2000, is the beneficial owner of 758,600 shares. Partnerships controlled by Mr. Johnson’s family, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes that may be cast. FMR LLC and FIL are separate and independent corporate entities and their Boards of Directors are generally composed of different individuals. FMR LLC and FIL disclaimed beneficial ownership in the report indicating that they believe that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 under the Exchange Act. FMR LLC reported that the filing was on a voluntary basis as if all of the shares were beneficially owned by FMR LLC and FIL on a joint basis. They reported that FIL has sole dispositive power over 758,600 shares and has sole power to vote 747,900 shares and no power to vote or direct the voting of 10,700 shares.

(2)	Information for common shares owned as of December 31, 2008, is based on a report on Schedule 13G filed with the SEC on February 13, 2009 by The Vanguard Group Inc., an investment adviser registered under the Investment Advisers Act of 1940. According to the information provided in the report, The Vanguard Group Inc. has sole voting power over 135,901 common shares and sole dispositive power with respect to 10,926,728 common shares. Pursuant to the instructions of Item 7 of Schedule 13G, Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner and directs the voting of 135,901 shares as a result of its serving as investment manager of collective trust accounts.

(3)	Information for common shares owned as of December 31, 2008, is based on Schedule 13G filed with the SEC on February 10, 2009 by Capital Growth Management Limited Partnership, an investment advisor registered under section 203 of the Investment Advisors Act of 1940. According to the information provided in the report, Capital Growth Management Limited Partnership has sole voting power over 10,200,000 shares and shared dispositive power of 10,200,000 shares. Capital Growth Management Limited Partnership disclaims any beneficial interest in the shares and views that the client accounts it manages are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and it and such clients are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” under Rule 13d-3 of the Exchange Act. Therefore, Capital Growth Management Limited Partnership is of the view that the shares held in such accounts should not be aggregated for purposes of Section 13(d) and that the filing of the Schedule 13G is on a voluntary basis as if all the shares are beneficially owned by Capital Growth Management Limited Partnership.

(4)	Information for common shares owned as of December 31, 2008, is based on a report on Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA, a bank as defined in Section 3(a)(6) of the Exchange Act, Barclays Global Fund Advisors, an investment adviser registered under the Investment Advisers Act of 1940, Barclays Global Investors Ltd., a bank as defined in Section 3(a)(6) of the Exchange Act, and Barclays Global Investor Canada Limited, an investment adviser registered under the Investment Advisers Act of 1940, and Barclays Global Investors Japan Limited, an investment adviser registered under the Investment Advisers Act of 1940. According to the information provided in the report, Barclays Global Investors, NA. has sole voting power over 3,604,636 common shares and sole dispositive power with respect to 4,366,883 common shares; Barclays Global Fund Advisors has sole voting power over 4,041,389 common shares and sole dispositive power with respect to 4,048,892 common shares; Barclays Global Investors, Ltd. has sole voting power over 620,225 common shares and sole dispositive power with respect to 700,275 common shares; Barclays Global Investors Japan Limited has sole voting power over 434,655 common shares and sole dispositive power with respect to 434,655 common shares; and Barclays Global Investor Canada Limited power has sole voting power over 71,413 common shares and sole dispositive power with respect to 71,413 common shares. Also according to the Schedule 13G, the shares reported are held by such entities in trust accounts for the economic benefit of the beneficiaries of those accounts.

(5)	Information for common shares owned as of December 31, 2008, is based on Schedule 13G filed with the SEC on February 13, 2009 by State Street Bank and Trust Company, a bank as defined in Section 3(a)(6) of the Exchange Act. According to the information provided in the report, State Street Bank and Trust Company has sole voting power over 6,834,573 common shares and shared dispositive power with respect to 6,834,573 common shares.

(6)	Includes 431,789 common shares subject to options currently exercisable or exercisable within 60 days. This number also includes 691,805 common shares pledged as security by Mr. Wolstein.

(7)	Does not include 129,475, 1,029, 1,362, 695, 30,749 and 2,311 stock units credited to the accounts of Messrs. Hurwitz, Adler, Ahern, Macnab, Oakes and Bruce, respectively, when such individuals elected to defer the vesting of restricted common shares pursuant to our equity deferred compensation plan. The stock units represent the right to receive common shares at the end of the deferral period, but do not confer current dispositive or voting control of any common shares.

(8)	Includes 156,284 common shares subject to options currently exercisable or exercisable within 60 days.

(9)	Includes 204,394 common shares subject to options currently exercisable or exercisable within 60 days.

(10)	Includes 386,728 common shares subject to options currently exercisable or exercisable within 60 days.

(11)	Includes 96,273 common shares subject to options currently exercisable or exercisable within 60 days. This number also includes 24,917 common shares pledged as security by Mr. Schafer.

(12)	Does not include 31,479, 37,472, 23,545, 15,679 and 8,102 units credited to the accounts of Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston pursuant to our directors’ deferred compensation plan. Each unit is the economic equivalent of one common share, but does not confer current dispositive or voting control of any common shares.

(13)	Includes 15,000 common shares subject to options currently exercisable or exercisable within 60 days.

(14)	Includes 10,000 common shares subject to options currently exercisable or exercisable within 60 days.

(15)	Includes 6,515 common shares owned by a partnership in which Mr. Gidel and his wife each have a one-half interest.

(16)	Includes 77,589 common shares as to which Mr. Macnab shares voting and dispositive power with his wife. This number also includes 79,724 common shares pledged as security by Mr. Macnab.

(17)	Includes 3,209 common shares held in an individual retirement account.

(18)	Includes 6,000 common shares subject to options currently exercisable or exercisable within 60 days.

(19)	Includes 408,453 common shares subject to options currently exercisable or exercisable within 60 days owned by executive officers not named in the table and 31,736 common shares pledged as security by executive officers not named in the table, in addition to the information set forth in the footnotes above regarding each individual director’s and executive officer’s holdings. Does not include 7,761 stock units credited to the accounts of other executive officers not named in the table.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
DIRECTOR INDEPENDENCE
          The Board of Directors has affirmatively determined that all of its directors, except for Messrs. Adler and Wolstein, are “independent directors” within the meaning of the listing standards of the NYSE. Our Corporate Governance Guidelines provide that the Board of Directors will be comprised of a majority of independent directors and that only those directors who meet the listing standards of the NYSE will be considered independent. The Board of Directors reviews annually the relationships that each director has with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us), and only those directors whom the Board affirmatively determines have no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) will be considered independent. No transactions, relationships or arrangements occurred in 2008 that were considered by the Board of Directors in making its determination of each director’s independence.
          The NYSE listing standards provide that a Director is not independent if:
•	the Director is, or has been within the last three years, one of our employees, or an immediate family member is, or has been within the last three years, one of our executive officers;

•	the Director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 in direct compensation from us, other than Director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	(1) the Director or an immediate family member is a current partner of a firm that is our internal or external auditor; (2) the Director is a current employee of such firm; (3) the Director has an immediate family member who is a current employee of such firm and personally works on our audit; or (4) the Director or an immediate family member was within the last three years (but is no longer) a partner or employee of such firm and personally worked on our audit within that time;

•	the Director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or

•	the Director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.
CERTAIN TRANSACTIONS
Purchase of Membership Interest, Lease of Corporate Headquarters and Rental of Conference Facilities
          In July 2008, we purchased a 25.2525% membership interest in RO & SW Realty LLC, a Delaware limited liability company, or ROSW, from Wolstein Business Enterprises, L.P., or WBE, a limited partnership established for the benefit of the children of Scott A. Wolstein, our CEO, and a 50% membership interest in Central Park Solon LLC, an Ohio limited liability company, or Central Park, from Mr. Wolstein, for $10.0 million. The acquired interests in both ROSW and Central Park are referred to herein as the Membership Interests. ROSW is a real estate company that owns 11 properties, which we refer to as the Properties. Central Park is a real estate company that owns the development rights relating to a large-scale mixed use project in Solon, Ohio, which we refer to as the Project. We had identified a number of development projects located near the Properties as well as several value-add opportunities relating to the Properties, including the Project. In October 2008, we assumed Mr. Wolstein’s obligation under a promissory note that funded the pre-development expenses of the Project. Mr. Wolstein and his 50% partner, who also holds the remaining membership interest in each of Central Park and ROSW, were jointly and severally liable for the obligations under the promissory note, and they agreed to indemnify each other for 50% of such obligations. The balance of the promissory note was $2.5 million at the effective date of assumption in July 2008, of which we are responsible for 50%.
          Our purchase of the Membership Interests, including the assumption of the promissory note obligations, were approved by a special committee of our disinterested directors who were appointed and authorized by the Nominating and Corporate Governance Committee of our Board of Directors to review and approve the terms of the acquisition and assumption.
          We lease space at our former corporate headquarters in Moreland Hills, Ohio, which is owned by Mrs. Bert Wolstein, the mother of Mr. Wolstein. General and administrative rental expense associated with this office space aggregated $0.6 million in 2008. The lease expires on December 31, 2009.
          In 2008, we paid The Bertram Inn and Conference Center approximately $0.2 million for the use of its conference facilities. The Bertram Inn and Conference Center is owned by the trust of Bert Wolstein, deceased founder of the Company and Mr. Wolstein’s father.
Review, Approval or Ratification of Transactions with Related Persons
          We have a written policy regarding the review and approval of related party transactions. A proposed transaction between us and certain parties enumerated in the policy must be submitted to the Executive Vice President-Corporate Transactions and Governance. The policy applies to our directors, nominees for directors, officers and employees; subsidiaries and joint venture partners; significant shareholders (generally holding as a beneficial owner 5% or more of our voting securities) or of our subsidiaries or joint venture partners; family members (such as spouse, parent, stepparent, children, stepchildren, sibling, mother or father-in-law, son or daughter-in-law or sister or brother-in-law of such person or anyone residing in such person’s home) and close friends of directors, nominees for directors, officers, employees or significant shareholders; entities in which a director, nominee for director, officer or employee (or a family member or close friend of such person) has a significant interest or holds an employment, management or board position; provided, however, ownership of less than 1% of a publicly-traded entity will not be deemed a significant interest; trusts for the benefit of employees, such as profit-sharing, deferred compensation or retirement fund trusts, that are managed by or under the trusteeship of management; or any other party who directly or indirectly controls, is controlled by or under common control with us (or its subsidiaries) (“control” means the power to direct or cause the direction of the management and policies of an entity through ownership, contract or otherwise). The relationship of the parties and the terms of the proposed transaction are reviewed by the Board’s Nominating and Corporate Governance Committee to determine if the proposed transaction would constitute a related party transaction. If the committee determines that the proposed transaction would be a related party transaction, it will make a recommendation to the Board of Directors. All related party transactions, whether or not those transactions must be disclosed under federal securities laws, are approved by the Board pursuant to the policy and reviewed annually with the Audit Committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          PricewaterhouseCoopers LLP served as our independent registered public accounting firm in 2008. The following table presents fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2008 and 2007.

	2008	2007
Audit fees(1)	$1,606,469	$1,644,319
Audit-related fees(2)	$1,218,654	$930,499
Tax fees(3)	$631,028	$429,824
All other fees(4)	$1,616	$52,878
Total	$3,457,767	$3,057,520

(1)	Audit fees consisted principally of fees for the audit of our financial statements, as well as audit-related tax services, registration statement related services and acquisition audits performed pursuant to SEC filing requirements. Of these amounts, the registration-related services were $74,032 and $173,121 for 2008 and 2007, respectively. In addition, of the audit fees paid in 2008, $195,399 was for services related to additional auditing services provided to us in 2007 but not billed by PricewaterhouseCoopers LLP until 2008. Similarly, of the audit fees paid in 2007, $151,266 was for services related to additional auditing services provided to us in 2006 but not billed by PricewaterhouseCoopers LLP until 2007.

(2)	Audit-related fees consisted of fees billed for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Such audit-related fees consisted solely of fees for separate entity and joint venture audits and reviews. Of the aggregate amount of audit-related fees paid in 2008, $619,432 was for audit-related services provided to us in 2007 but not billed by PricewaterhouseCoopers LLP until 2008. Of the aggregate amount of audit-related fees paid in 2007, $388,233 was for audit-related services provided to us in 2006 but not billed by PricewaterhouseCoopers LLP until 2007. Several of our joint venture agreements require the engagement of an independent registered public accounting firm to perform audit-related services because the joint venture investments have separate financial statement reporting requirements.

(3)	Tax fees consisted of fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax consulting services, $507,468 and $293,786 of which consisted of tax compliance services for 2008 and 2007, respectively. Such tax compliance fees consisted solely of fees for separate entity and joint venture tax reviews.

(4)	All other fees consisted of fees billed for other products and services provided by PricewaterhouseCoopers LLP. The fees billed in 2008 relate primarily to software licensing for accounting and professional standards and the fees paid in 2007 relate primarily to due diligence procedures performed on our behalf in connection with certain of our transactions.
          Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee has not established a policy for the pre-approval of audit and permissible non-audit services. However, the Audit Committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. None of the services rendered by PricewaterhouseCoopers LLP under the categories “Audit-related fees,” “Tax fees” and “All other fees” described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by SEC regulations.
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
William H. Schafer
Executive Vice President and Chief Financial Officer (Duly Authorized Representative)

Dated: April 29, 2009

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
1	1.1	Sales Agency Financing Agreement, dated December 3, 2008, by and between the Company and BNY Mellon Capital Markets, LLC	Current Report on Form 8-K (Filed with the SEC on December 3, 2008)

2	2.1	Agreement and Plan of Merger, dated October 20, 2006, by and among the Company, Inland Retail Real Estate Trust, Inc. and DDR IRR Acquisition LLC	Current Report on Form 8-K (Filed October 23, 2006)

2	2.2	Purchase and Sale Agreement, dated July 9, 2008, by and between the Company and Wolstein Business Enterprises, L.P.	Current Report on Form 8-K (Filed with the SEC on July 15, 2008)

3	3.1	Second Amended and Restated Articles of Incorporation of the Company	Form S-3ASR Registration Statement No. 333-152083 (Filed with the SEC on July 2, 2008)

3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)

4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)

4	4.2	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)

4	4.3	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)

4	4.4	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)

4	4.5	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)

4	4.6	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)

4	4.7	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)

4	4.8	Indenture, dated May 1, 1994, by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Indenture, dated May 1, 1994, by and between the Company and National City Bank, as Trustee (“NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.11	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.12	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.13	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.14	Fifth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)

4	4.15	Sixth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)

4	4.16	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)

4	4.17	Eight Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)

4	4.18	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.19	Form of Floating Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.20	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.21	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.22	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)

4	4.23	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)

4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)

4	4.26	Seventh Amended and Restated Credit Agreement, dated June 29, 2006, by and among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)

4	4.27	First Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated March 30, 2007, by and among the Company and JPMorgan Chase Bank, N.A. and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on February 26, 2007)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.28	Second Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 7, 2007, by and among the Company and JPMorgan Chase Bank, N.A. and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)

4	4.29	Third Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 26, 2007, by and among the Company and JPMorgan Chase Bank, N.A. and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 28, 2007)

4	4.30	First Amended and Restated Secured Term Loan Agreement, dated June 29, 2006, by and among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)

4	4.31	Second Amendment to the First Amended and Restated Secured Term Loan Agreement, dated March 30, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2007)

4	4.32	Third Amendment to the First Amended and Restated Secured Term Loan Agreement, dated December 10, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)

4	4.33	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

4	4.34	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)

4	4.35	Registration Rights Agreement, dated August 28, 2006, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)

10	10.1	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)

10	10.2	Amended and Restated Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)

10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)

10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)

10	10.10	2008 Developers Diversified Realty Corporation Equity-Based Award Plan*	Current Report on Form 8-K (Filed with the SEC on May 15, 2008)

10	10.11	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)

10	10.12	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.17	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.18	Performance Units Agreement, dated March 1, 2000, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

10	10.19	Performance Units Agreement, dated January 2, 2002, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

10	10.20	Performance Units Agreement, dated January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

10	10.21	Performance Units Agreement, dated January 2, 2002, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

10	10.22	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Joan U. Allgood*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.23	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Richard E. Brown*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.24	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Timothy J. Bruce*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.25	Employment Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008)

10	10.26	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.27	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David J. Oakes*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.28	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and William H. Schafer*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.29	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Robin R. Walker-Gibbons*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.30	Employment Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.31	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and John S. Kokinchak*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.32	Employment Agreement, dated December 29, 2008, by and between the Company and Paul Freddo*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.33	Change in Control Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008)

10	10.34	Change in Control Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008)

10	10.35	Amended and Restated Change in Control Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.36	Form of Change in Control Agreement, entered into with certain officers of the Company*	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

10	10.37	Outperformance Long-Term Incentive Plan Agreement, dated August 18, 2006, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.38	Outperformance Long-Term Incentive Plan Agreement, dated August 18, 2006, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.39	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.40	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.41	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.42	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.43	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

10	10.44	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.45	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

10	10.46	Developers Diversified Realty Corporation 2005 Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

21	21.1	List of Subsidiaries	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

23	23.1	Consent of PricewaterhouseCoopers LLP	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

23	23.2	Consent of PricewaterhouseCoopers LLP (TRT DDR Venture I General Partnership)	Annual Report on Form 10-K (Filed with the SEC on February 29, 2008)

23	23.3	Consent of PricewaterhouseCoopers LLP (DDRTC Core Retail Fund, LLC)	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

23	23.4	Consent of PricewaterhouseCoopers (Macquarie DDR Trust)	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

99	99.1	TRT DDR Venture I General Partnership Consolidated Financial Statements	Annual Report on Form 10-K (Filed with the SEC on February 29, 2008)

99	99.2	DDRTC Core Retail Fund, LLC Consolidated Financial Statements	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

99	99.3	Macquarie DDR Trust Consolidated Financial Statements	Original Annual Report on Form 10-K (Filed with the SEC on February 27, 2009)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.