Form 10-Q
period 2009-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2009-05-11
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 5, 2009, the registrant had 137,585,964 outstanding common shares, $0.10 par value.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.
Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2009 and 2008.
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2009 and 2008.
Notes to Condensed Consolidated Financial Statements.
EX-3.1
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

		December 31, 2008
	March 31, 2009	(As Adjusted)
Assets
Real estate rental property:
Land	$2,058,254	$2,073,947
Buildings	5,871,679	5,890,332
Fixtures and tenant improvements	270,854	262,809

	8,200,787	8,227,088
Less: Accumulated depreciation	(1,252,769)	(1,208,903)

	6,948,018	7,018,185
Construction in progress and land under development	887,459	882,478
Real estate held for sale	1,442	—

	7,836,919	7,900,663
Investments in and advances to joint ventures	587,543	583,767
Cash and cash equivalents	36,323	29,494
Restricted cash	110,621	111,792
Notes receivable	81,041	75,781
Deferred charges, net	23,367	25,579
Other assets, net	279,501	293,146

	$8,955,315	$9,020,222

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,023,074	$2,402,032
Revolving credit facilities	1,251,131	1,027,183

	3,274,205	3,429,215

Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,676,415	1,637,440

	2,476,415	2,437,440

Total indebtedness	5,750,620	5,866,655

Accounts payable and accrued expenses	138,550	169,014
Dividends payable	32,842	6,967
Other liabilities	100,100	112,165

	6,022,112	6,154,801

Redeemable operating partnership units	627	627

Commitments and contingencies
Developers Diversified Realty Corporation equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	170,000	170,000
Common shares, $0.10 par value; 300,000,000 shares authorized; 129,479,063 and 128,642,765 shares issued at March 31, 2009 and December 31, 2008, respectively	12,948	12,864
Paid-in-capital	2,854,944	2,849,363
Accumulated distributions in excess of net income	(584,279)	(635,239)
Deferred compensation obligation	14,550	13,882
Accumulated other comprehensive loss	(39,567)	(49,849)
Less: Common shares in treasury at cost: 403,094 and 224,063 shares at March 31, 2009 and December 31, 2008, respectively	(9,373)	(8,731)
Non-controlling interests	128,353	127,504

Total equity	2,932,576	2,864,794

	$8,955,315	$9,020,222

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

		2008
	2009	(As Adjusted)
Revenues from operations:
Minimum rents	$145,212	$156,312
Percentage and overage rents	2,743	3,005
Recoveries from tenants	49,050	52,388
Ancillary and other property income	5,050	4,617
Management fees, development fees and other fee income	14,461	16,287
Other	3,250	3,487

	219,766	236,096

Rental operation expenses:
Operating and maintenance	36,232	35,708
Real estate taxes	29,136	26,985
Impairment charges	10,905	—
General and administrative	19,171	20,715
Depreciation and amortization	62,941	55,462

	158,385	138,870

Other income (expense):
Interest income	3,029	574
Interest expense	(60,834)	(64,405)
Gains on repurchases of senior notes	72,578	—
Other expense, net	(3,662)	(497)

	11,111	(64,328)

Income before equity in net income of joint ventures, impairment of joint venture investment, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	72,492	32,898
Equity in net income of joint ventures	351	7,388
Impairment of joint venture investment	(875)	—

Income before tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	71,968	40,286
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	1,025	(1,037)

Income from continuing operations	72,993	39,249

Discontinued operations:
(Loss) income from discontinued operations	(271)	1,100
Gain (loss) on disposition of real estate, net of tax	11,609	(191)

	11,338	909

Income before gain on disposition of real estate, net of tax	84,331	40,158
Gain on disposition of real estate, net of tax	445	2,367

Net income	$84,776	$42,525

Non-controlling interests:
Income (loss) attributable to non-controlling interests	2,631	(2,345)
Loss attributable to redeemable operating partnership units	(6)	(20)

	2,625	(2,365)

Net income attributable to DDR	$87,401	$40,160

Preferred dividends	10,567	10,567

Net income applicable to DDR common shareholders	$76,834	$29,593

Per share data:
Basic earnings per share data:
Income from continuing operations attributable to DDR common shareholders	$0.51	$0.24
Income from discontinued operations attributable to DDR common shareholders	0.08	0.01

Net income attributable to DDR common shareholders	$0.59	$0.25

Diluted earnings per share data:
Income from continuing operations attributable to DDR common shareholders	$0.51	$0.24
Income from discontinued operations attributable to DDR common shareholders	0.08	0.01

Net income attributable to DDR common shareholders	$0.59	$0.25

Dividends declared per common share	$0.20	$0.69

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

		2008
	2009	(As Adjusted)
Net cash flow provided by operating activities:	$69,657	$85,583

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(72,130)	(101,568)
Equity contributions to joint ventures	(5,243)	(18,993)
(Issuance) repayment of joint venture advances, net	(3,485)	1,590
Proceeds from sale and refinancing of joint venture interests	—	736
Return on investments in joint ventures	5,195	7,970
Issuance of notes receivable, net	(5,260)	(519)
Decrease in restricted cash	1,171	9,323
Proceeds from disposition of real estate	56,849	11,214

Net cash flow used for investing activities	(22,903)	(90,247)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	230,719	30,945
Repayment of senior notes	(303,566)	(100,000)
Proceeds from mortgage and other secured debt	68,940	391,299
Principal payments on mortgage debt	(29,964)	(205,083)
Payment of deferred finance costs	(429)	(3,109)
Proceeds from issuance of common shares	1,010	—
Proceeds (payment) from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(829)	87
Contributions from non-controlling interests	5,295	3,179
Distributions to non-controlling interests	(424)	(2,973)
Distributions to redeemable operating partnership units	—	(541)
Dividends paid	(10,567)	(89,452)

Net cash flow (used for) provided by financing activities	(39,815)	24,352

Cash and cash equivalents
Increase in cash and cash equivalents	6,939	19,688
Effect of exchange rate changes on cash and cash equivalents	(110)	1,729
Cash and cash equivalents, beginning of period	29,494	49,547

Cash and cash equivalents, end of period	$36,323	$70,964

Supplemental disclosure of non-cash investing and financing activities:
          At March 31, 2009, other liabilities included approximately $17.2 million, which represents the fair value of the Company’s interest rate swaps. At March 31, 2009, dividends payable were $32.8 million. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2009.
          At March 31, 2008, other liabilities included approximately $32.7 million, which represents the fair value of the Company’s interest rate swaps. At March 31, 2008, dividends payable were $89.6 million. In 2008, Company issued 107,879 of its common shares in accordance with the terms of the outperformance unit plans. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2008.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1.	NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
          Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) owns, manages and develops an international portfolio of shopping centers.
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
          Unaudited Interim Financial Statements
          These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
          The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not VIEs as defined in FIN 46(R) in which it has effective control. The Company consolidates one entity pursuant to the provisions of Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise significant influence over the entity with respect to its operations and major decisions.

Comprehensive Income
          Comprehensive income is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
		2008
	2009	(As Adjusted)
Net income	$84,776	$42,525
Other comprehensive income(loss):
Change in fair value of interest-rate contracts	4,723	(21,439)
Amortization of interest-rate contracts	(93)	(364)
Foreign currency translation	5,652	4,104

Total other comprehensive income (loss)	10,282	(17,699)

Comprehensive income	$95,058	$24,826
Comprehensive income attributable to the non-controlling interest	(1,318)	—

Total comprehensive income	$93,740	$24,826

          New Accounting Standards Implemented
Business Combinations — SFAS 141(R)
          In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
          In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”).

A non-controlling interest, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted SFAS 160 on January 1, 2009. As required by SFAS 160, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statement of operations for three-month period ended March 31, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of SFAS 160, the Company also adopted the recent revisions to EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s consolidated condensed balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except as follows. Due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements of D-98, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period. The Company will assess the impact of significant transactions involving changes in controlling interests, if any, as they are contemplated.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
          In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by SFAS 161 in this Form 10-Q.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
          In May 2008, the FASB issued the FSP, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years
          FSP APB 14-1 was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million 3.5% convertible notes, due in 2011, and $600 million 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. FSP APB 14-2 also amended the guidance under EITF D-98 “Classification and Measurement of Redeemable Securities” (“D-98”), whereas the equity component related to the convertible debt would need to be evaluated in accordance with D-98 if the convertible debt were currently redeemable at the balance sheet date. As the Company’s convertible debt are not currently redeemable no evaluation is required as of March 31, 2009.
          For the three months ended March 31, 2008, the Company adjusted the condensed statement of operations to reflect additional non-cash interest expense of $3.3 million, net of the impact of capitalized interest, pursuant to the provisions of FSP APB 14-1. The condensed consolidated statement of operations for the three months ended March 31, 2009, reflects additional non-cash interest expense of $3.9 million, net of capitalized interest. In addition, the Company’s gains on the repurchase of unsecured debt during the three months ending March 31, 2009 was reduced by approximately $7.5 million due to the reduction in the amount allocated to the senior unsecured notes as a result of the adoption of this FSP.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock —EITF 07-5
          In June 2008, the FASB issued the EITF, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on determining whether an equity—linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this EITF that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations. The Company is currently valuing the impact this EITF will have on prospective transactions involving the issuance of common shares and warrants (Note 16).

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP SFAS 140-3
          In February 2008, the FASB issued the FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). FSP SFAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS 140-3 includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP SFAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date. Early adoption was not permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.
Determination of the Useful Life of Intangible Assets — FSP SFAS 142-3
          In April 2008, the FASB issued the FSP “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
          In June 2008, the FASB issued the FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Equity Method Investment Accounting Considerations — EITF 08-6
          In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 applies to all investments accounted for under the equity method. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
     New Accounting Standards to be Implemented
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — FSP SFAS 157-4
          In April 2009, the FASB issued the FSP “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS 157-4 should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of FSP SFAS 157-4 will have on its consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments — FSP SFAS 107-1 and APB Opinion 28-1
          In April 2009, the FASB issued FSP and APB “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP SFAS 107-1 and APB Opinion No. 28-1, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company will adopt FSP SFAS 107-1 and APB Opinion 28-1 in the second quarter of 2009.
2.	EQUITY INVESTMENTS IN JOINT VENTURES
          At March 31, 2009 and December 31, 2008, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 327 shopping center properties and 329 shopping center properties.

          Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Combined Balance Sheets:
Land	$2,360,887	$2,378,033
Buildings	6,334,138	6,353,985
Fixtures and tenant improvements	134,135	131,622

	8,829,160	8,863,640
Less: Accumulated depreciation	(651,318)	(606,530)

	8,177,842	8,257,110
Construction in progress	426,770	412,357

	8,604,612	8,669,467
Receivables, net	143,537	136,410
Leasehold interests	12,325	12,615
Other assets	329,897	315,591

	$9,090,371	$9,134,083

Mortgage debt	$5,760,277	$5,776,897
Amounts payable to DDR	70,224	64,967
Other liabilities	232,761	237,363

	6,063,262	6,079,227
Accumulated equity	3,027,109	3,054,856

	$9,090,371	$9,134,083

Company’s share of accumulated equity (1)	$623,612	$622,569

	Three-Month Periods Ended
	March 31,
	2009	2008
Combined Statements of Operations:
Revenues from operations	$231,500	$237,959

Expenses:
Rental operation	87,997	80,863
Depreciation and amortization	64,042	56,545
Interest	70,906	77,295

	222,945	214,703

Income before income tax expense, other income, net and discontinued operations	8,555	23,256
Income tax expense	(1,990)	(3,780)
Other income, net	11,678	6,439

Income from continuing operations	18,243	25,915
Discontinued operations:
Income from discontinued operations	45	114
Loss on disposition of real estate, net of tax	(29)	(2)
Loss on disposition of real estate (2)	(26,741)	—

Net (loss) income	$(8,482)	$26,027

Company’s share of equity in net income of joint ventures (3)	$791	$7,489

          Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31, 2009	December 31, 2008
Company’s share of accumulated equity	$623.6	$622.6
Basis differentials (3)	(7.5)	(4.6)
Deferred development fees, net of portion relating to the Company’s interest	(5.4)	(5.2)
Basis differential upon transfer of assets (3)	(94.7)	(95.4)
Notes receivable from investments	1.3	1.4
Amounts payable to DDR	70.2	65.0

Investments in and advances to joint ventures (1)	$587.5	$583.8

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, including deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the unconsolidated joint venture investments and amounts payable to DDR.

(2)	For the Kansas City, Missouri (Ward Parkway) project owned by the Coventry II joint venture in which the Company has a 20% interest, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II joint venture transferred its ownership of this property to the lender in a “friendly foreclosure” arrangement. The joint venture recorded a loss of $26.7 million on the transfer. The Company recorded a $5.8 million loss related to the write-off of the book value of its equity investment, which is included within equity in net income of joint ventures in the condensed consolidated statements of operations. Pursuant to the agreement with the lender, the Company will manage the shopping center while DDR’s partner, the Coventry II Fund markets the property for sale. The joint venture has the ability to receive excess sale proceeds, if any, depending upon the timing and terms of a future sale arrangement.

(3)	Basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

Differences in income also occur when the Company acquires assets from unconsolidated joint ventures. The difference between the Company’s share of net income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been reduced by $0.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively, to reflect additional basis depreciation and basis differences in assets sold.

Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2009	2008
Management and other fees	$12.3	$12.9
Acquisition, financing, guarantee and other fees	0.3	—
Development fees and leasing commissions	2.0	3.2
Interest income	1.9	0.1
          In December 2008, the Company recorded $107.0 million of impairment charges associated with seven unconsolidated joint venture investments pursuant to the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than “temporary” decline must be recognized. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by a joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income recorded by the Company over the estimated remaining useful lives of the underlying assets.
3.	RESTRICTED CASH
Restricted Cash is comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
DDR MDT MV LLC (1)	$31,108	$31,806
DDR MDT MV LLC (2)	33,000	33,000
Bond fund (3)	46,513	46,986

Total restricted cash	$110,621	$111,792

(1)	DDR MDT MV LLC (“MV LLC”), which is consolidated by the Company, owns 32 and 37 locations formerly occupied by Mervyns at March 31, 2009 and December 31, 2008, respectively. The terms of the original acquisition contained a contingent refundable purchase price adjustment secured by a letter of credit (“LOC”) from the seller of the real estate portfolio, which was owned in part by an affiliate of one of the members of the Company’s board of directors. In addition, MV LLC held a Security Deposit Letter of Credit (“SD LOC”) from Mervyns. These LOCs were drawn in full in 2008 due to Mervyns filing for protection under Chapter 11 of the United States Bankruptcy Code. Although the funds are required to be placed in escrow with MV LLC’s lender to secure the entity’s mortgage loan, these funds are available for re-tenanting expenses or to fund debt service. The funds will be released as the related leases are either assumed or released, or the debt is repaid.

(2)	In connection with MV LLC’s draw of the LOC, MV LLC was required under the loan agreement to provide an additional $33.0 million as collateral security for MV LLC’s mortgage loan. DDR and its partner funded the escrow requirement with proportionate capital contributions.

(3)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds were placed in a trust in connection with a Company development project in Mississippi. As construction is completed on the Company’s project in Mississippi, the Company receives disbursement of these funds.

4.	OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$18,116	$21,721
Tenant relations, net	13,685	15,299

Total intangible assets (1)	31,801	37,020
Other assets:
Accounts receivable, net (2)	158,463	164,356
Prepaids, deposits and other assets	89,237	91,770

Total other assets	$279,501	$293,146

(1)	The Company recorded amortization expense of $1.9 million and $2.2 million for the three-month periods ended March 31, 2009 and 2008 respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net, of $54.5 million and $53.8 million at March 31, 2009 and December 31, 2008, respectively.
5.	REVOLVING CREDIT FACILITIES
          The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate less a specified spread (-0.125% at March 31, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at March 31, 2009). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at March 31, 2009. The facility also provides for an annual facility fee of 0.175% on the entire facility. At March 31, 2009, total borrowings under the Unsecured Credit Facility aggregated $1,213.1 million with a weighted average interest rate of 1.7%.
          The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate less a specified spread (-0.125% at March 31, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at March 31, 2009). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2009. At March 31, 2009, total borrowings under the National City Bank facility aggregated $38.0 million with a weighted average interest rate of 1.3%.
6.	FIXED-RATE NOTES
          In March 2007, the Company issued $600 million of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). In August 2006, the Company issued $250 million of 3.5% senior convertible notes due in 2011 (the “2006 Senior Convertible Notes” and, together with the 2007 Senior Convertible Notes, the “Senior Convertible Notes”). The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. For further description of the Company’s Senior Convertible Notes see Note 8, “Fixed-Rate Debt” in the Company’s 2008 Annual Report. Effective January 1, 2009, the Company retrospectively adopted the provision of FSP APB 14-1 (Note 1). Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option was recorded as a reduction of shareholders’ equity.
     The following table summarizes the information related to the Senior Convertible Notes (shares and dollars in millions):

			Maximum Common
	Conversion Price	Option Price	Shares	Option Cost
2007 Senior Convertible Notes	$74.56	$82.71	1.1	$32.6
2006 Senior Convertible Notes	$64.23	$65.17	0.5	$10.3
     The following tables reflects the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1 (in thousands, except per share).

	Three-Month Periods Ended March 31,
	2008
	As	As	Effect of
	Reported	Adjusted	Change
Condensed Consolidated Statement of Operations (Unaudited)
Income from continuing operations	$42,513 (1)	$39,249	$3,264
Net income attributable to DDR	43,424	40,160	3,264
Net income attributable to DDR per share, basic and diluted	$0.28	$0.25	$0.03

(1) Adjusted to reflect the impact of discontinued operations in accordance with SFAS 144 (Note 13).

	December 31, 2008
		As	Effect of
	As Reported	Adjusted	Change
Condensed Consolidated Balance Sheet (Unaudited)
Senior unsecured notes	$2,452,741	$2,402,032	$50,709
Paid-in-capital	2,770,194	2,849,363	(79,169)
Accumulated distributions in excess of net income	(608,675)	(635,239)	26,564
          The effect of this accounting change on the carrying amounts of the Company’s debt and equity balances, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Carrying value of equity component	$80,863	$80,863

Principal amount of convertible debt	$696,239	$833,000
Remaining unamortized debt discount	(39,397)	(50,709)

Net carrying value of convertible debt	$656,842	$782,291

          As of March 31, 2009, the remaining amortization period for the debt discount was approximately 29 and 36 months for the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes, respectively.
          The effective interest rates for the liability components of the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes were 5.7% and 5.2%, respectively for the three month periods ended March 31 2009 and 2008. The impact of this accounting change required the Company to adjust its interest expense and record a non-cash interest-related charge of $3.3 million, net of capitalized interest, for the three months ended March 31, 2008. The Company recorded non-cash interest expense of approximately $3.9 million for the three months ended March 31, 2009. The Company recorded contractual interest expense of $6.4 million and $6.7 million for the three month periods ended March 31, 2009 and 2008, respectively.
          During the three months ended March 31, 2009, the Company purchased approximately $163.5 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par resulting in net GAAP gains of approximately $72.6 million. The net GAAP gain reflects a decrease of approximately $7.5 million due to the adoption of FSP APB 14-1 (Note 1) in the first quarter of 2009. As required by FSP APB 14-1, the Company allocated the consideration paid between the liability component and equity component based on the fair value of those components immediately prior to the purchases.

7.	FINANCIAL INSTRUMENTS
          Measurement of Fair Value
          At March 31, 2009, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
          Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of all of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.
     Items Measured at Fair Value on a Recurring Basis
          The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements that are included in other liabilities at March 31, 2009, measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurement at
	March 31, 2009
	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$—	$—	$17.2	$17.2
          The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2008	$(21.7)
Total unrealized gain included in other comprehensive income	4.5

Balance at March 31, 2009	$(17.2)

          The unrealized gain of $4.5 million above included in other comprehensive income is attributable to the change in unrealized gains or losses relating to derivative liabilities that are still held at March 31, 2009, none of which were reported in our condensed consolidated statement of operations as they are documented and qualify as hedging instruments pursuant to SFAS 133.

Accounting Policy for Derivative Instruments and Hedging Activities
          SFAS 161 amends and expands the disclosure requirements of SFAS 133 (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
          As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.
Risk Management Objective of Using Derivatives
          The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
          The Company entered into consolidated joint

ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of its Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements.
Cash Flow Hedges of Interest Rate Risk
          The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has six Swaps with notional amounts aggregating $600 million ($200 million which expires in 2009, $300 million which expires in 2010 and $100 million which expires in 2012). Swaps aggregating $500 million effectively convert term loan floating rate debt into a fixed rate of approximately 5.7%. Swaps aggregating $100 million effectively convert Revolving Credit Facilities floating rate debt into a fixed rate of approximately 5.5%.
          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. All components of the interest rate swaps were included in the assessment of hedge effectiveness. During the three months ended March 31, 2009 and March 31, 2008, the amount of hedge ineffectiveness recorded was not material.
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects that within the next 12 months it will reflect as an increase to interest expense (and a corresponding decrease to earnings) approximately $20.9 million.
          As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	(in Millions)
Interest rate swaps	Six	$600.0

          The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of March 31, 2009 and March 31, 2008 (in millions):

Liability Derivatives
	March 31, 2009		December 31, 2008
Derivatives designated as
hedging instruments under	Balance Sheet	Fair	Balance Sheet
SFAS 133	Location	Value	Location	Fair Value
Interest rate products	Other liabilities	$17.2	Other liabilities	$21.7

Amount of Gain
	Amount of (gain) loss			Reclassified from
	Recognized in OCI			Accumulated OCI into
	on Derivative		Location of Gain or	Income (Effective
	(Effective Portion)		(Loss) Reclassified	Portion)
Derivatives in SFAS	Three-Month Periods		from Accumulated	Three-Month Periods
133 Cash Flow	Ended March 31		OCI into Income	Ended March 31
Hedging	2009	2008	(Effective Portion)	2009	2008
Interest rate products	$(4.5)	$14.9	Interest expense	$0.1	$0.4
          The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. In addition, the Company continually assesses its ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.
Credit-risk-related Contingent Features
          The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on primarily its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations.
Net Investment Hedges
          The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which exposes the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge to the net investment in its Canadian and European subsidiaries. Changes in the spot rate are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
          The effect of the Company’s net investment hedge derivative instrument on OCI for the three months ended March 31, 2009 and 2008, is as follows (in millions):

	Amount of Gain(Loss)
	Recognized in OCI on Derivative
	(Effective Portion)
	Three-Month Periods Ended
	March 31
Derivatives in SFAS 133 Net Investment Hedging Relationships	2009	2008
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$4.6	$(5.2)

Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$2.1	$2.6

8.	COMMITMENTS AND CONTINGENCIES
Business Risks and Uncertainties
          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants remain in relatively strong financial standing, especially the anchor tenants, the current recession has resulted in tenant bankruptcies affecting the Company’s real estate portfolio including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s revolving credit facilities as further described below. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Walmart at 5.3%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus toward value and convenience, which should enable many tenants to continue operating within this challenging economic environment.

          The Company’s revolving credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These revolving credit facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with our financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the inability to obtain further funding and/or an acceleration of any outstanding borrowings.
          As of March 31, 2009, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond; however, the current dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or we are unable to successfully execute our plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing our financial flexibility.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants in 2009 and beyond. As discussed below, we plan to raise additional equity and debt through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will strategically utilize proceeds from the above sources to repay outstanding borrowings on our credit facilities and strategically repurchase our publicly traded debt at a discount to par to further improve our leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company expects to fund a portion of its 2009 dividend through a combination of cash and common shares and has the flexibility to distribute up to 90% of dividends in shares which will be determined on a quarterly basis. The changes to the Company’s 2009 dividend policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage. This change in dividend payment is expected to save approximately $300 million of retained capital in 2009 relative to the Company’s 2008 dividend policy.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. The Company intends to continue to issue additional shares under the continuous equity program in 2009. The Company expects to close on the issuance of 15 million common shares as part of the closing of the transaction with Mr. Alexander Otto and certain members of the Otto family (collectively with Mr. Otto, the “Otto Family”) in May 2009, resulting in gross equity proceeds of approximately $52.5 million (Note 16). The Company will issue approximately 1.1 million additional common shares at the first closing as a result of its first quarter 2009 dividend. The Company expects to close on the sale of the remaining 15 million common shares no later than in the fourth quarter of 2009 for estimated gross proceeds of $60 million, subject to certain closing conditions. The Company intends to use the total estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage.

•	Debt Financing and Refinancing — As of March 31, 2009, the Company had approximately $183.3 million of consolidated debt maturing during 2009, including regular principal amortization, excluding obligations where there is an extension option. These maturities are related to various loans secured by certain shopping centers. The Company plans to refinance approximately $60 million of this remaining indebtedness related to one asset. The Company is planning to either repay the remaining 2009 maturities with its Revolving Credit Facility or financings discussed below or seek extensions with the existing lender.

In March 2009, the Company entered into a secured bridge loan agreement with an affiliate of the Otto Family (Note 16) for $60.0 million (the “Bridge Loan”). The Bridge Loan bore interest at a rate of 10% per annum and was repaid on May 6, 2009 with the proceeds from a $60.0 million five-year secured loan, which bears interest at a 9.0% interest rate, and obtained from an affiliate of the Otto Family.

In May 2009, the Company closed on two secured loans for aggregate proceeds of approximately $125 million (Note 16). The Company is also in active discussions with various life insurance companies and financial institutions regarding the financing of assets that are currently unencumbered. The loan-to-value ratio required by these lenders is expected to fall within the 45% to 55% range.

•	Asset Sales — During the first quarter of 2009, the Company and its consolidated and unconsolidated joint ventures sold seven assets generating in excess of $65.8 million in gross proceeds. The Company is also in various stages of discussions with third parties for the sale of additional assets with aggregate values in excess of $500 million.

•	Debt Repurchases — Given the current economic environment, the Company’s publicly traded debt securities are trading at significant discounts to par. During the first quarter of 2009, the Company repurchased approximately $163.5 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $81.4 million. The debt with maturities in 2010 and beyond have been trading at wide discounts. The Company intends to utilize the proceeds from retained capital, equity issuances, secured financing and asset sales, as discussed above, to repurchase its debt securities at a discount to par to further improve its leverage ratios.

          As further described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, the Company does not have binding agreements for all of the planned transactions discussed above, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants.
Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees in the amount of $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company plans to pursue an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS 5, “Accounting for Contingencies.” The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has meritorious defenses, there can be no assurance that the Company will be successful in appealing the verdict.
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
9. REDEEMABLE OPERATING PARTNERSHIP UNITS
          At March 31, 2009 and December 31, 2008, the Company had 29,524 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. Redeemable OP Units are accounted for in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to paid in capital in the Company’s condensed consolidated balance sheets. Below is a table reflecting the activity of the redeemable OP units (in thousands):

March 31, 2008
Balance at December 31, 2007	$1,163
Net income	20
Distributions	(20)
Adjustment to redeemable operating partnership units	56

Balance at March 31, 2008	$1,219

March 31, 2009
Balance at December 31, 2008	$627
Net income	6
Distributions	(6)

Balance at March 31, 2009	$627

10. EQUITY
The following table summarizes the changes in equity since December 31, 2007 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury	Non-
	Preferred	Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock at	Controlling
	Shares	Value)	Capital	Net Income	Obligation	Income	Cost	Interest	Total
Balance, December 31, 2007	$555,000	$12,679	$3,107,809	$(272,428)	$22,862	$8,965	$(369,839)	$128,254	$3,193,302
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation			(1,429)				6,700		5,271
Contributions from non-controlling interests								3,179	3,179
Issuance of restricted stock			(5,184)				6,081		897
Vesting of restricted stock			7,113		(498)		(4,770)		1,845
Stock-based compensation			2,287						2,287
Dividends declared—common shares				(82,639)					(82,639)
Dividends declared—preferred shares				(10,567)					(10,567)
Distributions to non-controlling interests								(3,548)	(3,548)
Adjustment to redeemable operating partnership units			(56)						(56)
Comprehensive income:
Net income				40,160				2,345	42,505
Other comprehensive income:
Change in fair value of interest rate contracts						(21,439)			(21,439)
Amortization of interest rate contracts						(364)			(364)
Foreign currency translation						4,104			4,104

Comprehensive income	—	—	—	40,160	—	(17,699)	—	2,345	24,806

Balance, March 31, 2008	$555,000	$12,679	$3,110,540	$(325,474)	$22,364	$(8,734)	$(361,828)	$130,230	$3,134,777

          The following table summarizes the changes in equity since December 31, 2008 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common		Accumulated		Accumulated
		Shares		Distributions		Other	Treasury	Non-
	Preferred	($0.10 Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock at	Controlling
	Shares	Value)	Capital	Net Income	Obligation	Income	Cost	Interest	Total
Balance, December 31, 2008	$555,000	$12,864	$2,849,363	$(635,239)	$13,882	$(49,849)	$(8,731)	127,504	$2,864,794
Issuance of common shares related to dividend reinvestment plan and director compensation			(80)				186		106
Issuance of common shares for cash-underwritten offering		25	985						1,010
Contributions from non-controlling interests								5,295	5,295
Issuance of restricted stock		59	1,962		98		(629)		1,490
Vesting of restricted stock			2,044		570		(199)		2,415
Stock-based compensation			670						670
Dividends declared—common shares				(25,874)					(25,874)
Dividends declared—preferred shares				(10,567)					(10,567)
Distributions to non-controlling interests								(497)	(497)
Comprehensive income:
Net income				87,401				(2,631)	84,770
Other comprehensive income:
Change in fair value of interest rate contracts						4,723			4,723
Amortization of interest rate contracts						(93)			(93)
Foreign currency translation						5,652		(1,318)	4,334

Comprehensive income	—	—	—	87,401	—	10,282	—	(3,949)	93,734

Balance, March 31, 2009	$555,000	$12,948	$2,854,944	$(584,279)	$14,550	$(39,567)	$(9,373)	$128,353	$2,932,576

          The Company’s balance sheet was adjusted as of December 31, 2008 to include $127.5 million in non-controlling interests as a component of equity pursuant to the provisions of SFAS 160. In addition, paid-in capital as of December 31, 2008 was increased by $52.6 million relating to the retrospection adoption of FSP APB 14-1 relating to the allocated value of the equity component of certain of the Company’s senior convertible unsecured notes (Note 1).
          The Company declared a first quarter dividend on its common shares of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders on April 21, 2009 was limited to 10% of the total dividend paid. The Company issued approximately 8.3 million common shares based on the volume weighted average trading price of $2.80 per share and paid $2.6 million in cash. This new payout initiative is a part of the Company’s strategy to further enhance liquidity and maximize free cash flow while continuing to maintain its REIT status. Common share dividends declared, per share, were $0.69 for the three-month period ended March 31, 2008.
          In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of March 31, 2009, the Company had repurchased under this program 5.6 million of its common shares for an aggregate cost of $261.9 million at a weighted average cost of $46.66 per share. The Company has not repurchased any of its shares pursuant to this program in 2008 or 2009.
          During the three-month period ended March 31, 2009, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $2.5 million in deferred obligations. Also, in the first quarter of 2009, in accordance with the transition rules under Section 409A of the Internal Revenue Code, certain officers elected to have their deferrals distributed which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $1.8 million.
11. OTHER REVENUE
          Other revenue for the three-month periods ended March 31, 2009 and 2008, was comprised of the following (in millions):

	Three-Month Periods Ended
	March 31,
	2009	2008
Lease termination fees	$1.5	$3.3
Financing fees	0.3	—
Other	1.5	0.2

	$3.3	$3.5

12. IMPAIRMENT CHARGES
          During the three months ended March 31, 2009 the Company recorded impairment charges of $10.9 million on two consolidated real estate investments determined pursuant to the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The asset impairments were triggered primarily due to the Company’s marketing of these assets for sale during the three months ended March 31, 2009. These assets were not classified as held for sale as of March 31, 2009, due to outstanding contingencies. As of January 1, 2009, the Company was required to assess the value of its real estate investments (nonfinancial assets) in accordance with SFAS 157. The valuation of impaired real estate assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate. The fair value of real estate investments generally reflects estimated sale costs as required by SFAS 144, which may be incurred upon disposition of the real estate investments. Such costs are estimated to approximate 2% to 3% of the estimated sales price.
          For the two impaired shopping center properties the estimated fair value was determined based upon actual sale negotiations and bona fide purchase offers received from third parties.
          The following table presents information about the Company’s impairment charges that were measured on fair value basis for the three months ended March 31, 2009. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurement at
	March 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets held and used	$—	$11.3	$—	$11.3	($ 10.9)
          In accordance with the provisions of SFAS 144, long-lived assets held and used with a carrying amount of $22.2 million were written down to their fair value of $11.3 million, resulting in an impairment charge of $10.9 million, which was included in earnings for the period.
13. DISCONTINUED OPERATIONS
          Pursuant to the definition of a component of an entity in SFAS 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Included in discontinued operations for the three-month periods ended March 31, 2009 and 2008, are seven properties in 2009 (including one property considered as held for sale at March 31, 2009) aggregating 0.6 million square feet, and 22 shopping centers sold in 2008 (including one business center and one property held for sale at December 31, 2007) aggregating 1.3 million square feet. The balance sheet relating to the assets held for sale and the operating results relating to assets sold or designated as assets held for sale at March 31, 2009, are as follows (in thousands):

March 31, 2009
Land	$316
Building	1,208
Other real estate assets	11

1,535
Less: Accumulated depreciation	(93)

Total assets held for sale	$1,442

	Three-Month Periods Ended
	March 31,
	2009	2008
Revenues	$141	$5,919

Expenses:
Operating	212	1,999
Interest, net	62	1,075
Depreciation and amortization	138	1,745

Total expense	412	4,819

(Loss) income before gain (loss) on disposition of real estate	(271)	1,100
Gain (loss) on disposition of real estate	11,609	(191)

Net income	$11,338	$909

14. EARNINGS PER SHARE
          Earnings per share (“EPS”) have been computed pursuant to the provisions of SFAS 128, “Earnings Per Share.” Effective January 1, 2009, we adopted FSP EITF 03-6-1. The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods
	Ended March 31,
		2008
	2009	(As Adjusted)
Basic and Diluted Earnings
Income from continuing operations	$72,993	$39,249
Add: Gain on disposition of real estate	445	2,367
Less: Income attributable to non-controlling interests	2,625	(2,365)

Income from continuing operations attributable to DDR common shareholders	$76,063	$39,251
Less: Preferred share dividends	(10,567)	(10,567)

Income from continuing operations attributable to DDR common shareholders	$65,496	$28,684
Less: Earnings attributable to unvested shares and operating partnership units	(603)	(406)

Income from continuing operations — Basic	$64,893	$28,278
Add: Earnings and distributions attributable to unvested shares and operating partnership units	682	—

	$65,575	$28,278

Basic Earnings Per Share
Basic — Average shares outstanding	128,485	119,148

Income from continuing operations attributable to DDR common shareholders	$0.51	$0.24
Income from discontinued operations attributable to DDR common shareholders	0.08	0.01

Net income attributable to DDR common shareholders	$0.59	$0.25

Diluted Earnings Per Share
Basic — Average shares outstanding	128,485	119,148
Effect of dilutive securities:
Stock options	—	152
Restricted stock	800	—
Operating partnership units	399	—

Diluted — Average shares outstanding	129,684	119,300

Income from continuing operations attributable to DDR common shareholders	$0.51	$0.24
Income from discontinued operations attributable to DDR common shareholders	0.08	0.01

Net income attributable to DDR common shareholders	$0.59	$0.25

          Options to purchase 3.6 million and 2.3 million common shares were outstanding at March 31, 2009 and 2008, respectively, a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 3.6 million and 1.0 million common shares, respectively, were anti-dilutive at March 31, 2009 and 2008. Accordingly, the anti-dilutive options were excluded from the computations.
          The Company’s two issuances of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $64.23 and $74.56, respectively, were not included in the computation of diluted EPS for the three-month periods ended March 31, 2009 and 2008 as the Company’s stock price did not exceed the strike price of the conversion feature of the senior convertible notes in these periods. In addition, the purchased option related to the convertible notes will not be included in the computation of diluted EPS as the purchase option would always be anti-dilutive.
          The Company has excluded from its basic and diluted earnings per share approximately 8.3 million common shares relating to the stock dividend that was declared during the three months ended March 31, 2009, but issued in April 2009 upon determination of the number of shares that would be issued. Additionally, the Company has also excluded from its basic and diluted earnings per share approximately 30 million common shares and warrants to purchase 10,000,000 common shares relating to the Otto Transaction due to the contingencies that existed at March 31, 2009. These shares and warrants will be included, or considered for inclusion, as appropriate, for the period ending June 30, 2009.
15. SEGMENT INFORMATION
          The Company has two reportable segments, shopping centers and other investments, determined in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
          At March 31, 2009, the shopping center segment consisted of 694 shopping centers (including 327 owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At March 31, 2008, the shopping center segment consisted of 710 shopping centers (including 317 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At March 31, 2009 the Company also owned six business centers in four states and at March 31, 2008, the Company owned seven business centers in five states.

The table below presents information about the Company’s reportable segments for the three-month periods ended March 31, 2009 and 2008 (in thousands).

	Three-Month Period Ended March 31, 2009
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,523	$218,243		$219,766
Operating expenses	(539)	(75,734)		(76,273)

Net operating income	984	142,509		143,493
Unallocated expenses (1)			$(69,976)	(69,976)
Equity in net income of joint ventures and impairment of joint venture interests		(524)		(524)

Income from continuing operations				$72,993

Total real estate assets	$49,844	$9,039,844		$9,089,688

	Three-Month Period Ended March 31, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,402	$234,694		$236,096
Operating expenses	(504)	(62,189)		(62,693)

Net operating income	898	172,505		173,403
Unallocated expenses (1)			$(141,542)	(141,542)
Equity in net income of joint ventures		7,388		7,388

Income from continuing operations				$39,249

Total real estate assets	$103,160	$8,976,319		$9,079,479

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
The Otto Transaction
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30 million common shares for aggregate gross proceeds of approximately $112.5 million to the Otto Family. In addition, the Company will issue warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company will also issue additional common shares to the Otto Family in an amount equal to any dividend declared by the Company after February 23, 2009 and prior to the applicable closing. In April 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family. The transaction is expected to occur in two closings each consisting of 15 million common shares and warrants to purchase up to five million common shares, the first of which is expected to occur in May 2009, in each case subject to the satisfaction or waiver of the applicable closing conditions.

Secured Financing
          In May 2009, the Company completed a financing of a $85 million, 10-year loan collateralized by four assets in Puerto Rico with a fixed interest coupon rate of 7.59%. Also, in May 2009, the Company completed a $40 million, two-year collateralized loan with a one-year extension option. The loan has a floating interest rate of LIBOR plus 600 basis points with a LIBOR floor of 2.5%.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the current economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants’ to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes us vulnerable to changes in the business and financial condition of, or demand for our space, by such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the current economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability by the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms or at all;

•	Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common shares;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”), and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could default on the loans outside of the Company’s control. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock (“APB 18”)”;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that will develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws including tax laws and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.
Executive Summary
          The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing an international portfolio of shopping centers. As of March 31, 2009, the Company’s portfolio consisted of 694 shopping centers and six business centers (including 327 owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2009, the Company owned and/or managed approximately 148 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and one property owned by a third party. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At March 31, 2009, the aggregate occupancy of the Company’s shopping center portfolio was 88.3%, as compared to 94.5% at March 31, 2008. Excluding the impact of the Mervyns vacancy, the aggregate occupancy of the Company’s shopping center portfolio was 90.3% at March 31, 2009. The Company owned 710 shopping centers at March 31, 2008. The average annualized base rent per occupied square foot was $12.30 at March 31, 2009, as compared to $12.42 at March 31, 2008. The Company also owned seven business centers at March 31, 2008.

          Net income applicable to DDR common shareholders for the three-month period ended March 31, 2009, was $76.8 million, or $0.59 per share (diluted and basic), compared to adjusted net income applicable to DDR common shareholders of $29.6 million, or $0.25 per share (diluted and basic), for the prior-year period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended March 31, 2009, was $140.0 million compared to adjusted FFO of $96.3 million for the three-month period ended March 31, 2008, an increase of 45.4%. The increase in net income and FFO applicable to common shareholders for the three-month period ended March 31, 2009, is primarily related to the gains recorded on the repurchases of senior unsecured notes offset by non-cash impairment charges from consolidated and joint venture investments and a loss on disposition of a joint venture investment.
First quarter 2009 operating results
          In the first quarter of 2009, the Company continued to work on various de-leveraging initiatives. The Company made progress on initial steps of de-leveraging its balance sheet and improving liquidity by addressing operational items that are within its control. These initiatives include reducing the 2009 dividend payout, minimizing development spending in the near term, selling non-core assets and repurchasing near-term debt maturities at discounts. The Company’s top priorities include continuing with these initiatives along with the expected closing of the transaction (the “Otto Transaction”) with Mr. Alexander Otto and certain members of the Otto Family (the “Otto Family”), as discussed below, and raising new secured debt capital. The Company is also exploring numerous other capital raising activities to expand upon its current efforts such as selling core assets into joint ventures and other corporate capital raising initiatives.
          Despite the challenging financing environment for buyers, asset sales are still occurring and are an important part of the Company’s initiatives. In the first quarter of 2009, the Company sold seven assets for approximately $65.8 million. In the current environment, larger asset sales are not occurring as frequently, so the Company is also focusing on selling single tenant assets and smaller shopping centers. Buyers include well-capitalized retailers buying back their stores, local buyers with access to capital and those are who are completing 1031 tax exchanges. The Company is noticing that new buyers are returning to the market as capitalization rates appeared to have returned to the long-term average after years of historic lows.
          Another important initiative by the Company is strategically repurchasing senior unsecured notes at discounts to par. The Company repurchased $163.5 million aggregate principal of senior unsecured notes at a cash discount to par of $81.4 million. In the remainder of 2009, the Company will continue to use free cash flow and new capital from asset sales and equity and debt financings to repay debt, and focus on near-term maturities. There can be no assurances that the Company will be able to complete such transactions at favorable pricing.
          The Company closed on $125 million of new secured financing in May 2009. In addition, the Company expects to close on the first tranche of the equity component of the Otto Transaction in May 2009. The Company obtained a $60.0 million bridge loan from an affiliate of the Otto Family in March 2009 and the proceeds were used to repurchase senior unsecured notes at significant discounts to par, as discussed above. In May 2009, the Company closed on a $60 million, five-year secured term loan with the Otto Family to replace the bridge loan obtained in March. The interest rate is reduced from 10% on the bridge loan to 9% on the term loan.
          The Company believes that its recent capital markets activities substantially addressed its significant debt maturities through 2010 and to some extent 2011 and 2012. The Company is pleased with its progress through the first quarter of 2009 and expects to engage in additional activity in the balance of 2009 to proactively address the remaining maturities through 2012. The Company is actively pursuing capital raising initiatives through a broad range of potential opportunities and markets at both the asset and corporate level.
          At this time, the Company’s continued priority throughout 2009 and beyond is to focus on reducing leverage and enhancing financial flexibility to enable us to position ourselves to be able to capitalize on the numerous investment opportunities in the real estate markets. The Company is evaluating each option and pursuing what it believes to be viable. The Company believes that it will be able to meet its near-term debt maturities as a result of these initiatives, and emerge from this challenging cycle as a stronger, more focused and lower-leveraged company. There can be no assurances that such initiatives will be successful.
Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Base and percentage rental revenues	$147,955	$159,317	$(11,362)	(7.1)%
Recoveries from tenants	49,050	52,388	(3,338)	(6.4)
Ancillary and other property income	5,050	4,617	433	9.4
Management fees, development fees and other fee income	14,461	16,287	(1,826)	(11.2)
Other	3,250	3,487	(237)	(6.8)

Total revenues	$219,766	$236,096	$(16,330)	(6.9)%

          Base and percentage rental revenues of the core portfolio properties (shopping center properties owned as of January 1, 2008, but excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) decreased approximately $10.1 million, or 6.8%, for the three-month period ended March 31, 2009, as compared to the same period in 2008. The decrease in overall base and percentage rental revenues was due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$(10.1)
Straight-line rents	(1.3)

$(11.4)

          At March 31, 2009, the aggregate occupancy rate of the Company’s shopping center portfolio was 88.3%, as compared to 94.5% at March 31, 2008. The Company owned 694 shopping centers at March 31, 2009, as compared to 710 shopping centers at March 31, 2008. The average annualized base rent per occupied square foot was $12.30 at March 31, 2009, as compared to $12.42 at March 31, 2008.
          At March 31, 2009, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 90.5%, as compared to 92.7% at March 31, 2008. The Company had 332 wholly-owned shopping centers at March 31, 2009, as compared to 353 shopping centers at March 31, 2008. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.72 at March 31, 2009, as compared to $11.63 at March 31, 2008. The decrease in occupancy rate and revenues from operations includes the bankruptcies of Goody’s, Linens ‘N Things, Circuit City and Steve and Barry’s placing the Company at a historic low. The Company expects occupancy of its shopping center portfolio to remain around 90% for the next few quarters.
          At March 31, 2009, the aggregate occupancy rate of the Company’s joint venture shopping centers was 86.2%, as compared to 96.1% at March 31, 2008. The Company’s joint ventures owned 362 shopping centers including 35 consolidated centers primarily owned through a joint venture which owns sites previously occupied by Mervyns at March 31, 2009, as compared to 357 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at March 31, 2008. The average annualized base rent per occupied square foot was $12.83 at March 31, 2009, as compared to $13.12 at March 31, 2008. The decrease in occupancy rate is a result of the bankruptcies discussed above as well as the impact of the vacancy of the Mervyns sites in 2009.
          At March 31, 2009, the aggregate occupancy rate of the Company’s business centers was 72.4%, as compared to 70.5% at March 31, 2008. The increase in occupancy is primarily a result of the sale of the business center in Boston, Massachusetts in September 2008. The business centers consist of six assets in four states at March 31, 2009. The business centers consisted of seven assets in five states at March 31, 2008.
          Recoveries from tenants decreased $3.3 million, or 6.4%, for the three-month period ended March 31, 2009, as compared to the same period in 2008. Recoveries were approximately 75.0% and 83.6% of operating expenses and real estate taxes including bad debt expense for the three months ended March 31, 2009 and 2008, respectively. This decrease in recoveries from tenants was primarily a result of the decrease in occupancy of the Company’s portfolio as discussed above.
          The increase in ancillary and other property income is a result of pursuing additional revenue opportunities in the Core Portfolio Properties. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

          The decrease in management, development and other fee income for the three-month period ended March 31, 2009, is primarily due to the following (in millions):

Increase
(Decrease)
Development fee income	$(1.0)
Leasing commissions	(0.1)
Decrease in management fee income at various unconsolidated joint ventures	(0.7)

$(1.8)

          The decrease in development fee income was primarily the result of the reduced construction activity and the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund discussed below. In light of current market conditions, development fees may decline if development or redevelopment projects are delayed.
          Other revenue for the three-month periods ended March 31, 2009 and 2008, was comprised of the following (in millions):

	Three-Month Periods Ended
	March 31,
	2009	2008
Lease termination fees	$1.5	$3.3
Financing fees	0.3	—
Other	1.5	0.2

	$3.3	$3.5

Expenses from Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Operating and maintenance	$36,232	$35,708	$524	1.5%
Real estate taxes	29,136	26,985	2,151	8.0
Impairment charges	10,905	—	10,905	100.0
General and administrative	19,171	20,715	(1,544)	(7.5)
Depreciation and amortization	62,941	55,462	7,479	13.5

	$158,385	$138,870	$19,515	14.1%

          Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.3% and 1.4% of total revenues for the three-month periods ended March 31, 2009 and 2008, respectively (see Economic Conditions).

          The increase in rental operation expenses, excluding general and administrative, for the three-month period ended March 31, 2009, compared to 2008, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$0.4	$1.5	$5.4	(1)
Development/redevelopment of shopping center properties	0.6	0.7	2.0
Provision for bad debt expense	(0.5)	—	—
Personal property	—	—	0.1

	$0.5	$2.2	$7.5

(1)  Primarily relates to accelerated depreciation due to vacancies and additional assets placed in service.
          The Company recorded impairment charges of $10.9 million for the three-month period ended March 31, 2009 on two wholly-owned operating shopping centers being marketed for sale as the book basis of the assets was in excess of the estimated fair market value less costs to sell as determined pursuant to the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
          The decrease in general and administrative expenses is attributed to the termination of a supplemental equity award program in December 2008, lower headcount and a reduction in general corporate expenses. Total general and administrative expenses were approximately 4.3% of total revenues, including total revenues of unconsolidated joint ventures, for both of the three-month periods ended March 31, 2009 and 2008.
          The Otto Transaction was approved by the Company’s shareholders in April 2009 resulting in a “potential change in control” under the Company’s equity-based award plans. In addition, when the members of the Otto Family acquire 20% or more of the Company’s outstanding common shares as a result of the Otto Transaction as expected, a “change in control” will be deemed to have occurred under the Company’s equity deferred compensation plans. Accordingly, in accordance with the equity-based award plans, all unvested stock options would become fully exercisable and all restrictions on unvested restricted shares would lapse, and, in accordance with the equity deferred compensation plans, it is expected that all unvested deferred stock units will become vested and no longer subject to forfeiture. As such, in April 2009, the Company expects to record an accelerated non-cash charge in accordance with SFAS 123(R) of approximately $10.5 million related to these equity awards as a result of the Company’s shareholders approving a potential change in control, and expects to record a non-cash charge $4.7 million upon change in control later in 2009 upon the expected closing of the second tranche of shares issued in connection with the Otto Transaction.
          The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $3.3 million and $3.9 million for the three-months ended March 31, 2009 and 2008, respectively. The Company will cease the capitalization of these items as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized costs may be reduced. In connection with the anticipated reduced level of development spending, the Company has taken steps to reduce overhead costs, such as reducing head count, in this area.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Interest income	$3,029	$574	$2,455	427.7%
Interest expense	(60,834)	(64,405)	3,571	(5.5)
Gains on repurchases of senior notes	72,578	—	72,578	100.0
Other expense, net	(3,662)	(497)	(3,165)	636.8

	$11,111	$(64,328)	$75,439	(117.3)%

          Interest income increased primarily due to interest received from financing receivables which aggregated $124.0 million at March 31, 2009. There were no financing receivables at March 31, 2008.
          Interest expense decreased primarily due to the decrease in short-term interest rates. The weighted average debt outstanding and related weighted average interest rates are as follows (as adjusted):

	Three-Month Periods
	Ended March 31,
	2009	2008
Weighted average debt outstanding (billions)	$5.8	$5.7
Weighted average interest rate	4.4%	5.0%

	At March 31,
	2009	2008
Weighted average interest rate	4.2%	4.8%
          The reduction in weighted-average interest rates in 2009 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $5.8 million for the three-months ended March 31, 2009, compared to $9.1 million for the same period in 2008. The Company will cease the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized interest may be reduced in future periods.
          Gains on the repurchases of senior notes relates to the Company’s purchase of approximately $163.5 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par during the first quarter of 2009 resulting in net GAAP gains of $72.6 million.
          Other expense primarily relates to a litigation costs related to a potential liability associated with a legal verdict and the write-off of transaction costs and costs associated with abandoned development projects.

          Other items (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Equity in net income of joint ventures	$351	$7,388	$(7,037)	(95.2)%
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	1,025	(1,037)	2,062	(198.8)
          A summary of the decrease in equity in net income of joint ventures for the three-month period ended March 31, 2009, is composed of the following (in millions):

Increase
(Decrease)
Decrease in income from existing joint ventures, primarily due to lower occupancy levels and ceasing of capitalized interest on joint ventures under development due to a reduction in construction activity	$(1.3)
Joint ventures formed in 2008	0.1
Disposition of joint venture asset (see Off-Balance Sheet Arrangements)	(5.8)

$(7.0)

          Impairment of joint venture investments is a result of the Company’s determination that one of its unconsolidated joint venture investments suffered an “other than temporary impairment” in the first quarter of 2009 and recorded an impairment charge of approximately $0.9 million in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stock” (“APB 18”). The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than temporary decline must be recognized.
Discontinued Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
(Loss) income from discontinued operations	$(271)	$1,100	$(1,371)	(124.6)%
Gain (loss) on disposition of real estate, net of tax	11,609	(191)	11,800	(6,178.0)
          Included in discontinued operations for the three-month periods ended March 31, 2009 and 2008, are seven properties in 2009 (including one property considered as held for sale at March 31, 2009), aggregating 0.6 million square feet, and 22 shopping centers sold in 2008 (including one business center and one property classified as held for sale at December 31, 2007) aggregating 1.3 million square feet.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Gain on disposition of real estate, net of tax	$445	$2,367	$(1,922)	(81.2)%
          The Company recorded net gains on disposition of real estate and real estate investments for the three-month periods ended March 31, 2009 and 2008, as follows (in millions):

	Three-Month Periods Ended
	March 31,
	2009	2008
Land sales (1)	$—	$2.1
Previously deferred gains and other gains and losses on dispositions (2)	0.4	0.3

	$0.4	$2.4

(1)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(2)	These gains and losses are primarily attributable to the subsequent leasing of units subject to master leases and other obligations originally established on disposed properties, which are no longer required.
Non-controlling interests

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Non-controlling interests	$2,631	$(2,345)	$4,976	(212.2)%
          Non-controlling interests expense decreased for the three-month period ended March 31, 2009, primarily due to the following (in millions):

Increase
(Decrease)
Mervyns Joint Venture (owned approximately 50% by the Company)*	$(4.6)
Increase in net income from consolidated joint venture investments	0.1
Conversion of 0.5 million operating partnership units to common shares	(0.3)
Decrease in the quarterly distribution to operating partnership units investments	(0.2)

$(5.0)

*	Mervyns declared bankruptcy in 2008 and vacated all sites as of December 31, 2008.
Net Income (in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008	$ Change	% Change
Net income attributable to DDR	$87,401	$40,160	$47,241	117.6%

          Net income increased for the three-month period ended March 31, 2009 primarily due to the gains recorded on the repurchases of senior unsecured notes offset by non-cash impairment charges from consolidated and joint venture investments and a loss on disposition of a joint venture investment. A summary of changes in net income in the first quarter of 2009 as compared to the same period in 2008 is as follows (in millions):

Three-Month Period
Ended March 31,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(19.0)
Increase in impairment charges	(10.9)
Decrease in general and administrative expenses	1.5
Increase in depreciation expense	(7.5)
Increase in interest income	2.5
Decrease in interest expense	3.5
Increase in gains on repurchases of senior notes	72.6
Change in other expense	(3.2)
Decrease in equity in net income of joint ventures	(7.0)
Increase in impairment of joint ventures investment	(0.9)
Change in income tax benefit/expense	2.1
Decrease in income from discontinued operations	(1.4)

Increase in gain on disposition of real estate of discontinued operations properties	11.8
Decrease in gain on disposition of real estate	(1.9)
Decrease in non-controlling interest expense	5.0

Increase in net income attributable to DDR	$47.2

Funds From Operations
          The Company believes that FFO, which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income attributable to DDR as calculated in accordance with GAAP.
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
          For the three-month period ended March 31, 2009, FFO applicable to DDR common shareholders was $140.0 million, as compared to an adjusted FFO of $96.3 million for the same period in 2008. The increase in FFO, for the three-month period ended March 31, 2009, is primarily related to gains recorded on the repurchases of senior unsecured notes partially offset by non-cash impairment charges from consolidated and joint venture investments and a loss on disposition of a joint venture investment. The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2009	2008
Net income applicable to DDR common shareholders (1)	$76,834	$29,593
Depreciation and amortization of real estate investments	61,036	54,362
Equity in net income of joint ventures	(778)	(7,388)
Joint ventures’ FFO (2)	15,159	19,181
Non-controlling interests (OP Units)	79	595
Gain on disposition of depreciable real estate (3)	(12,334)	(19)

FFO applicable to DDR common shareholders	139,996	96,324
Preferred dividends	10,567	10,567

Total FFO	$150,563	$106,891

(1)	Includes straight-line rental revenues of approximately $1.0 million and $2.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2009	2008
Net (loss) income (a)	$(8,482)	$26,027
Gain on disposition of real estate, net	—	2
Depreciation and amortization of real estate investments	64,041	56,604

	$55,559	$82,633

DDR ownership interest (b)	$15,159	$19,181

(a)	Includes straight-line rental revenue of approximately $0.8 million and $2.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, of which the Company’s proportionate share was $0.3 million in 2008.

(b)	The Company’s share of joint venture net income has been reduced by $0.4 million and $0.1 million for the three-month periods ended March 31, 2009 and 2008, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At March 31, 2009 and 2008, the Company owned unconsolidated joint venture interests relating to 327 and 317 operating shopping center properties, respectively.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month period ended March 31, 2008, net gains resulting from residual land sales aggregated $2.1 million. For the three-month periods ended March 31, 2009 and 2008, merchant building gains, net of tax, aggregated $0.1 million.
Liquidity and Capital Resources
          The Company relies on capital to buy, develop and improve its shopping center properties, as well as repay our obligations as they become due. Events in 2008 and continuing into 2009, including recent failures and near failures of a number of large financial services companies, have made the capital markets increasingly volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company and anticipates utilizing a combination of these capital sources to achieve our goal of deleveraging.
          The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Company’s revolving credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These revolving credit facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with our financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the inability to obtain further funding and/or an acceleration of any outstanding borrowings.
          As of March 31, 2009, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond; however, the current dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or we are unable to successfully execute our plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing its financial flexibility.

          At March 31, 2009, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(1.251)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.005)

Amount Available	$0.061

          As of March 31, 2009, the Company had cash of $36.3 million. As of March 31, 2009, the Company also had 280 unencumbered consolidated operating properties generating $114.1 million, or 52.0% of the total revenue of the Company for the three-months ended March 31, 2009, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
          In 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Lehman Commercial Paper Inc. (“Lehman CPI”), a subsidiary of Lehman Holdings, also filed for protection under Chapter 11 of the United States Bankruptcy Code. Lehman CPI had a $20.0 million credit commitment under the Unsecured Credit Facility and, at the time of the filing of this quarterly report, approximately $7.6 million of Lehman CPI’s commitment was undrawn. The Company was notified that Lehman CPI’s commitment would not be assumed. As a result, the Company’s availability under the Unsecured Credit Facility was effectively reduced by approximately $7.6 million. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources.
          The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements.
          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants remain in relatively strong financial standing, especially the anchor tenants, the current recession has resulted in tenant bankruptcies affecting the Company’s real estate portfolio including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s revolving credit facilities as further described below. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Walmart at 5.3%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus toward value and convenience, which should enable many tenants to continue operating within this challenging economic environment. Furthermore, LIBOR rates, the rates upon which the Company’s variable-rate debt is based, are at historic lows and are expected to have a positive impact on the cash flows.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants in 2009 and beyond. As discussed below, we plan to raise additional equity and debt through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will strategically utilize proceeds from the above sources to repay outstanding borrowings on our credit facilities and strategically repurchase our publicly traded debt at a discount to par to further improve our leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company expects to fund a portion of its 2009 dividend through a combination of cash and common shares and has the flexibility to distribute up to 90% of dividends in shares which will be determined on a quarterly basis. The changes to the Company’s 2009 dividend policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage. This change in dividend payment is expected to save approximately $300 million of retained capital in 2009, relative to the Company’s 2008 dividend policy.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. The Company intends to continue to issue additional shares under the continuous equity program in 2009. The Company expects to close on the issuance of 15 million common shares as part of the Otto Transaction in May 2009, resulting in gross equity proceeds of approximately $52.5 million (See Strategic Transactions). The Company will issue approximately 1.1 million additional common shares at the first closing as a result of its first quarter 2009 dividend. The Company expects to close on the sale of the remaining 15 million common shares in the fourth quarter of 2009 for estimated gross proceeds of $60 million subject to certain closing conditions. The Company intends to use the total estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage.

•	Debt Financing and Refinancing — As of March 31, 2009, the Company had approximately $183.3 million of consolidated debt maturing in 2009, including regular principal amortization, excluding obligations where there is an extension option. These maturities are related to various loans secured by certain shopping centers. The Company plans to refinance approximately $60 million of this remaining indebtedness related to one asset. The Company is planning to either repay the remaining 2009 maturities with its Revolving Credit Facility or financings discussed below or seek extensions with the existing lender.

In March 2009, the Company entered into a secured bridge loan agreement with an affiliate of the Otto Family for $60.0 million (the “Bridge Loan”). The Bridge Loan bore interest at a rate of 10% per annum and was repaid on May 6, 2009 with the proceeds from a $60.0 million five-year secured loan, which bears interest at a 9.0% interest rate, and obtained from an affiliate of the Otto Family (See Strategic Transactions).

In May 2009, the Company closed on two secured loans for aggregate proceeds of approximately $125 million. The Company is also in active discussions with various life insurance companies and financial institutions regarding the financing of assets that are currently unencumbered. The loan-to-value ratio required by these lenders is expected to fall within the 45% to 55% range.

•	Asset Sales — During the first quarter of 2009, the Company and its consolidated and unconsolidated joint ventures sold seven assets generating in excess of $65.8 million in gross proceeds. The Company is also in various stages of discussions with third parties for the sale of additional assets with aggregate values in excess of $500 million.

•	Debt Repurchases — Given the current economic environment, the Company’s publicly traded debt securities have been trading at significant discounts to par. During the first quarter of 2009, the Company repurchased approximately $163.5 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $81.4 million. The debt with maturities in 2010 and beyond are trading at wide discounts. The Company intends to utilize the proceeds from retained capital, equity issuances, secured financing and asset sales, as discussed above, to repurchase its debt securities at a discount to par to further improve its leverage ratios.
          As further described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, the Company does not have binding agreements for all of the planned transactions discussed above, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants.
          Part of the Company’s overall strategy includes actively addressing debt maturing in years following 2009 and considering alternative courses of action in the event that the capital markets continue to be volatile. The Company has been very careful to balance the amount and timing of its debt maturities. Additionally, in the first quarter of 2009, the Company purchased an additional $163.5 million of aggregate principal amount of its outstanding senior unsecured notes at a discount to par. Following the repayment of $227.0 million of senior notes in January 2009, the Company has no major maturities until May 2010, providing time to address the larger maturities, including the Company’s credit facilities, which occur in 2010 through 2012. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that may materially impact its expected financial results as interest rates in the future will likely be at levels higher than the amounts it is presently incurring. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The approval process from the lenders has slowed, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms, in general, pricing spreads are higher and loan-to-values ratios are lower. Moreover, the Company continues to look beyond 2009 to ensure that the Company is prepared if the current credit market dislocation continues (See Contractual Obligations and Other Commitments).
          The Company’s 2010 debt maturities consist of: $478.9 million of unsecured notes, of which $194.6 million mature in May 2010 and $284.3 million mature in August 2010; $283.1 million of consolidated mortgage debt; $23.1 million of construction loans; $1.3 billion of unsecured revolving credit facilities and $1.6 billion of unconsolidated joint venture mortgage debt (of which the Company’s proportionate share is $0.4 million). The Company’s unsecured Revolving Credit Facilities allow for a one-year extension option at the option of the Company. Of the 2010 unconsolidated joint venture mortgage debt, the Company or the joint venture has the option to extend approximately $587.3 million at existing terms. In the first quarter of 2009, the Company repurchased approximately $19.2 million of the senior unsecured notes maturing in 2010 with proceeds from its Unsecured Credit Facilities. Also, in the first quarter of 2009, the Company repurchased approximately $55.6 million of senior unsecured notes maturing in 2011 and approximately $88.6 million of senior unsecured notes maturing in 2012 with proceeds from its Unsecured Revolving Credit Facilities. The Company may repurchase additional unsecured notes on the public market as operating cash and/or cash from equity and debt raises becomes available.
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
          The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2009	2008
Cash flow provided by operating activities	$69,657	$85,583
Cash flow used for investing activities	(22,903)	(90,247)
Cash flow (used for) provided by financing activities	(39,815)	24,352
          Operating Activities: The decrease in operating activities in the three-months ended March 31, 2009 as compared to the same period in 2008 is primarily due to a decrease in the level of distributions from the Company’s unconsolidated joint ventures and changes in accounts payable and accrued expenses.

          Investing Activities: The decrease in investing activities for the first quarter of 2009 was primarily due to a reduction in capital expenditures for the completion of redevelopment projects and ground-up development projects.
          Financing Activities: The change in cash provided by financing activities in the first quarter of 2009 as compared to 2008, is primarily due to a reduction in the dividends paid in 2009 and repurchases and repayments of senior notes offset by reduced proceeds from mortgage debt and revolving credit facilities.
          During 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through December 31, 2007, the Company had repurchased 5.6 million of its common shares under this program in open market transactions at an aggregate cost of approximately $261.9 million. The Company has not repurchased any of its common shares in 2008 or 2009.
          The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $36.4 million for the first quarter of 2009, as compared to a $93.2 million cash dividend for the same period in 2008. Accordingly, federal income taxes were not incurred at the corporate level for 2009. The Company’s common share dividend payout ratio for the first three months of 2009 was approximated 18.5% of its 2009 FFO, as compared to 83.6% for the same period in 2008.
          The Company declared a quarterly dividend of $0.20 per common share for the first quarter of 2009, payable in either cash or common shares at the election of shareholders, provided that the dividends payable in cash could not exceed 10% of the aggregate dividend. Based upon the Company’s current results of operations and debt maturities, the Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow, while still adhering to REIT payout requirements. This payout policy will result in a 2009 annual dividend at or near the minimum distribution required to maintain REIT status. The Company will continue to monitor the 2009 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders. The 2009 payout policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage (see Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments for further discussion of capital resources).
Current Strategies
Strategic Transactions
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30 million common shares for aggregate gross proceeds of approximately $112.5 million to the Otto Family. In addition, the Company will issue warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share to the Otto Family. Additionally, the Company will issue common shares in an amount equal to any dividends payable in commons shares declared by the Company after the date of the Stock Purchase Agreement and prior to the applicable closing. In April

2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family. The transaction is expected to occur in two closings each consisting of 15 million common shares and warrants to purchase up to five million common shares, the first of which is expected to occur in May 2009, in each case subject to the satisfaction or waiver of the applicable closing conditions.
          In March 2009, the Company entered into a secured bridge loan agreement with an affiliate of the Investor for $60 million (the “Bridge Loan”). The Bridge Loan bore interest at a rate of 10.0% per annum and was repaid in May 2009 with the proceeds from a $60.0 million five-year secured loan, which bears a 9.0% interest rate.
Dispositions
          The Company and its joint ventures sold seven properties, aggregating 0.7 million square feet in the first quarter of 2009 generating gross proceeds of $65.8 million. As part of the Company’s deleveraging strategy, the Company is actively marketing assets for sale. Opportunities for large portfolio asset sales are not occurring as frequently, therefore, the Company is also focusing on selling single tenant assets and smaller shopping centers. For certain real estate assets in which the Company has entered into agreements subject to contingencies that were executed subsequent to March 31, 2009, a loss of approximately $20 million could be recorded if all such sales were consummated on the terms currently being negotiated. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
          During the three-month period ended March 31, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $103.7 million ($49.4 million by the Company and $54.3 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
          The Company expects to significantly reduce its anticipated spending in 2009 for its developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria includes a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company will apply this revised strategy to both its consolidated and certain unconsolidated joint ventures which own assets under development as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
          The Company has removed five projects out of projects in progress as detailed below. Four of these were reclassified as land or construction projects on hold as the Company no longer expects near term commencement of vertical construction. The other project (Midtown Miami) has been moved to operating assets as the project is substantially complete and most major anchors have opened. Development funding will be little, if any, in the near term.

Development (Wholly-Owned and Consolidated Joint Ventures)
          The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected Net
		Cost
Location	Owned GLA	($ Millions)	Description
Miami (Homestead), Florida	272,610	$79.7	Community Center
Boise (Nampa), Idaho	431,689	126.7	Community Center
Boston (Norwood), Massachusetts	56,343	26.7	Community Center
Elmira (Horseheads), New York	350,987	56.0	Community Center
Raleigh (Apex), North Carolina (Promenade)	72,830	16.9	Community Center
Austin (Kyle), Texas *	443,092	77.2	Community Center

Total	1,627,551	$383.2

*	Consolidated 50% Joint Venture
          At March 31, 2009, approximately $287.0 million of costs were incurred in relation to the above development projects under construction.
          In addition to these current developments, several of which will be phased in, the Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available, including several international projects.
          The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of March 31, 2009, is as follows (in millions):

Funded as of March 31, 2009	$287.0
Projected net funding during 2009	32.0
Projected net funding thereafter	64.2

Total	$383.2

Development (Unconsolidated Joint Ventures)
          The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At March 31, 2009, approximately $303.2 million of costs had been incurred in relation to these development projects.

	DDR’s
	Effective		Expected Net	Initial
	Ownership	Owned	Cost	Anchor
Location	Percentage	GLA	($ Millions)	Opening	Description
Kansas City (Merriam), Kansas	20.0%	158,632	$43.7	TBD	Community Center
Dallas (Allen), Texas	10.0%	797,665	171.2	1H 08	Lifestyle Center
Manaus, Brazil	47.4%	502,529	114.0	1H 09	Enclosed Mall

Total		1,458,826	$328.9

          The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of March 31, 2009, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of March 31, 2009	$61.9	$103.9	$137.4	$303.2
Projected net funding during 2009	11.1	14.3	20.0	45.4
Projected net funding (reimbursements) thereafter	(6.3)	(13.4)	—	(19.7)

Total	$66.7	$104.8	$157.4	$328.9

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
          The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $106.9 million. At March 31, 2009, approximately $78.7 million of costs had been incurred in relation to these projects.

Property	Description

Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior tenants
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building
Redevelopments and Expansions (Unconsolidated Joint Ventures)
          The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $154.3 million, which includes original acquisition costs related to assets acquired for redevelopment. At March 31, 2009, approximately $117.5 million of costs had been incurred in relation to these projects.

	DDR’s
	Effective
	Ownership
Property	Percentage	Description

Buena Park, California	20%	Large-scale redevelopment of enclosed mall to open-air format
Los Angeles (Lancaster), California	21%	Relocate Walmart and redevelop former Walmart space
Benton Harbor, Michigan	20%	Construct 89,000 square feet of anchor space and retail shops
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

          The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

			Company-
	Effective		Owned
	Ownership		Square Feet	Total Debt
Unconsolidated Real Estate Ventures	Percentage (1)	Assets Owned	(Thousands)	(Millions)

Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,512	$69.4
Domestic Retail Fund	20.0	63 shopping center assets in several states	8,250	967.6
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets located in several states	2,375	226.2
DDRTC Core Retail Fund LLC	15.0	66 assets in several states	15,730	1,770.3
DDR Macquarie Fund	25.0	50 shopping centers in several states	11,694	1,102.6

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
          In December 2008, DDR’s partner in the DDR Macquarie Fund joint venture, MDT, announced that it was undergoing a strategic review. This strategic review could result in asset sales or bringing in a new capital partner. During December 2008, the Company and MDT modified certain terms of its investment that provide for the redemption of the Company’s interest with properties in the USLLC in lieu of cash or its shares. In 2009, the Company has exercised such redemption rights and is in negotiations to execute an asset swap for its interest in the USLLC. Such transaction will simplify the ownership structure of the joint venture and enhance flexibility for both DDR and MDT. In addition, in April 2009, the Company reduced its ownership of MDT’s units to below 10% but remains the trust’s largest unit holder. The Company incurred a $0.9 million loss on the security sale which is classified as an impairment of joint venture investment in the condensed consolidated statement of operations.
          In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $61.5 million at March 31, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
          The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $4.1 million at March 31, 2009, for which the Company’s joint venture partners have not funded their proportionate share. In addition to these loans, the Company has advanced $61.8 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points or 12% through February 28, 2009. As of March 1, 2009, the interest began accruing at the default rate of 16%, due to the joint venture’s default under a land loan as discussed below. The loan has an initial maturity date of July 2011. These entities are current on all debt service owed to DDR, with the exception of the default interest discussed above.
          The Coventry II Fund and the Company, through a joint venture, acquired 11 value-added retail properties and own 44 sites formerly occupied by Service Merchandise in the United States. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry II Fund, above a preferred return after return of capital to fund investors.

          As of March 31, 2009, the aggregate amount of the Company’s net investment in the Coventry II joint ventures is $68.6 million. As discussed above, the Company has also advanced $61.8 million of financing to one of the Coventry II joint ventures. In addition to its existing equity and note receivable, the Company has provided payment guaranties to third-party lenders in connection with the financing for seven of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $35.9 million.
          Although the Company will not acquire additional assets through the Coventry II Fund, additional funds are required to address ongoing operational needs and costs associated with those projects undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions, financings and additional investments by the existing investors. The Company remains consistent with its previous statements that DDR will not fund its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri being transferred to the lender in March 2009 as indicated below.
          Three of the Coventry II Fund’s third-party credit facilities have matured. For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008 and on February 24, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan). The above referenced $61.8 million Company loan relating to the Bloomfield Hills, Michigan project is cross defaulted with this third party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan. For the Kansas City, Missouri project, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II joint venture transferred its ownership of this property to the lender in a “friendly foreclosure” arrangement. The Company recorded a $5.8 million loss related to the write off of the book value of its equity investment. Pursuant to the agreement with the lender, the Company will manage the shopping center while the Coventry II Fund markets the property for sale. The joint venture has the ability to receive excess sale proceeds depending upon the timing and terms of a future sale arrangement. For the Merriam, Kansas project, a $17.0 million land loan matured on January 20, 2009, and on February 17, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $2.2 million with respect to such loan). The Coventry II Fund is exploring a variety of strategies to pay-down, extend or refinance the outstanding obligations.
          On April 8, 2009, the lender of the Service Merchandise portfolio sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided a payment guaranty in the amount of $1.8 million with respect to such loan. The Coventry II Fund is exploring a variety of strategies to pay-down the outstanding obligation and negotiating forbearance terms with the lender. On April 16, 2009, the lender for the Kirkland, Washington and Benton Harbor, Michigan projects sent to the borrower formal notices of default based on the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided payment guaranties in the amounts of $5.9 and $3.2, respectively, with respect to such loans. The Coventry II Fund is negotiating forbearance terms with the lender.
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
          The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.8 billion and $5.6 billion at March 31, 2009 and 2008, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company and its joint venture partners have agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture. The Company’s pro rata share of such amount aggregates $40.8 million at March 31, 2009.
          The Company entered into an unconsolidated joint venture that owns real estate assets in Brazil and has generally chosen not to hedge any of the residual foreign currency risk through the use of hedging instruments for this entity. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
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
          For the three-months ended March 31, 2009, $6.8 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
          The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total debt outstanding at March 31, 2009, was approximately $5.8 billion, as compared to approximately $5.6 billion at March 31, 2008 and $5.9 billion at December 31, 2008.
          In the first quarter of 2009, the Company purchased approximately $163.5 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par resulting in GAAP gains of approximately $72.6 million. These gains were reduced by approximately $7.5 million due to the adoption of FSP APB 14-1, “Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”), in the first quarter of 2009. This standard requires that debt issuers separately recognize the liability and equity components of convertible instruments that may be settled in cash upon conversion. As a result of the adoption, the initial debt proceeds from the offering of the Company’s $250 million 3.5% convertible notes, due in 2011, and $600 million 3.0% convertible notes, due in 2012, were required to be allocated between a liability and equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued traditional senior unsecured notes. Accordingly, the debt balances on the Company’s balance sheet relating to the convertible debt were reduced such that non-cash interest expense would be recognized with a corresponding increase to the convertible debt balance.
          As discussed under Strategic Transactions, the Company entered into a $60 million secured Bridge Loan with an affiliate of the Otto Family. This was repaid on May 6, 2009 with the proceeds of a $60 million secured loan also obtained from an affiliate of the Otto Family. We currently expect the first tranche of 15 million common shares to be sold to the Otto Family in May 2009. In May 2009, the Company closed on $125 million of new secured financings. The new secured debt financing is comprised of two loans. The first is an $85 million, 10-year loan secured by four assets in Puerto Rico with an interest rate of 7.59%. The second financing is a $40 million, two-year loan with a one-year extension option secured by a shopping center in New Jersey. The loan has a floating interest rate of LIBOR plus 600 basis points with a LIBOR floor of 2.5% and is pre-payable at any time.
Capitalization
          At March 31, 2009, the Company’s capitalization consisted of $5.8 billion of debt, $555 million of preferred shares, and $0.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 2009, of $2.13), resulting in a debt to total market capitalization ratio of 0.9 to 1.0. At March 31, 2009, the Company’s total debt consisted of $4.1 billion of fixed-rate debt and $1.7 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At March 31, 2008, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of variable-rate debt which was effectively swapped to a fixed rate.
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

Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively impact future ratings. In 2009, the Company’s rating agencies reduced the Company’s debt ratings. The interest spread over LIBOR on the Company’s Revolving Credit Facilities, term loans, letters of credit and certain construction debt are determined based upon the Company’s credit ratings. The Company’s interest rate on its Revolving Credit Facilities was increased from 60 basis points over LIBOR to 75 basis points over LIBOR and the facility fee increased from 15 basis points to 17.5 basis points. The Company’s interest rate on its term loans was increased from 70 basis points to 87.5 basis points.
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
Contractual Obligations and Other Commitments
          The Company’s maturities for the remainder of 2009 consist of $190.5 million in consolidated mortgage loans that are expected to be refinanced or repaid from operating cash flow, the Company’s Revolving Credit Facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
          At March 31, 2009, the Company had letters of credit outstanding of approximately $80.2 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
          In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $83.7 million with general contractors for its wholly-owned and consolidated joint venture properties at March 31, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
          The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At March 31, 2009, the Company had purchase order obligations, typically payable within one year, aggregating approximately $6.3 million related to the maintenance of its properties and general and administrative expenses.
          The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through March 31, 2009, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”

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
Economic Conditions
          The retail market in the United States significantly weakened in 2008 and continues to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2009. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages as well as a diversified tenant base with only one tenant exceeding 2.5% of total first quarter 2009 consolidated revenues (Walmart at 5.3%). Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized, and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing us with a stable ongoing revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities versus high priced discretionary luxury items with a focus towards value and convenience, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
          The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability pursuant to the provisions of SFAS 144, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

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
          Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. In the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although we experienced a decline in the first quarter of 2009 occupancy, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, remains healthy at 90.3% at March 31, 2009. Notwithstanding the recent decline in occupancy, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to trend positively, as new leases and renewals have historically. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. In 2008, the Company assembled an Anchor Store Redevelopment Department staffed with seasoned leasing professionals dedicated to releasing vacant anchor space created by recent bankruptcies and store closings. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees in the amount of $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company plans to pursue an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS 5, “Accounting for Contingencies.” The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has meritorious defenses, there can be no assurance that the Company will be successful in appealing the verdict.
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
New Accounting Standards Implemented
Business Combinations — SFAS 141(R)
          In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
          In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). A non-controlling interest, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted SFAS 160 on January 1, 2009. As required by SFAS 160, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statement of operations for three-month period ended March 31, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of SFAS 160, the Company also adopted the recent revisions to EITF Topic D-98 “Classification and Measurement of Redeemable Securities” (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s consolidated condensed balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except as follows. Due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements of D-98, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period. The Company will assess the impact of significant transactions involving changes in controlling interests, if any, as they are contemplated.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by SFAS 161 in this Form 10-Q.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
          In May 2008, the FASB issued the FSP APB 14-1 which prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          FSP APB 14-1 was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million 3.5% convertible notes, due in 2011, and $600 million 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. FSP APB 14-2 also amended the guidance under EITF D-98 “Classification and Measurement of Redeemable Securities” (“D-98”), whereas the equity component related to the convertible debt would need to be evaluated in accordance with D-98 if the convertible debt were currently redeemable at the balance sheet date. As the Company’s convertible debt are not currently redeemable no evaluation is required as of March 31, 2009.
          For the three months ended March 31, 2008, the Company adjusted the condensed statement of operations to reflect additional non-cash interest expense of $3.3 million, net of the impact of capitalized interest, pursuant to the provisions of FSP APB 14-1. The condensed consolidated statement of operations for the three months ended March 31, 2009, reflects additional non-cash interest expense of $3.9 million, net of capitalized interest. In addition, the Company’s gains on the repurchase of unsecured debt during the three months ending March 31, 2009 was reduced by approximately $7.5 million due to the reduction in the amount allocated to the senior unsecured notes as a result of the adoption of this FSP.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock —EITF 07-5
          In June 2008, the FASB issued the EITF, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on determining whether an equity-linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this EITF that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations. The Company is currently valuing the impact this EITF will have on prospective transactions involving the issuance of common shares and warrants.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP SFAS 140-3
          In February 2008, the FASB issued the FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). FSP SFAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP SFAS 140-3 includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP SFAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date. Early adoption was not permitted. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.
Determination of the Useful Life of Intangible Assets — FSP SFAS 142-3
          In April 2008, the FASB issued the FSP “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
          In June 2008, the FASB issued the FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Equity Method Investment Accounting Considerations — EITF 08-6
          In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 applies to all investments accounted for under the equity method. EITF 08-6 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
New Accounting Standards to Be Implemented
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — FSP SFAS 157-4
          In April 2009, the FASB issued the FSP “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS 157-4 should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of FSP SFAS 157-4 will have on its consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments — FSP SFAS 107-1 and APB Opinion 28-1
          In April 2009, the FASB issued FSP and APB “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP SFAS 107-1 and APB Opinion No. 28-1, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company will adopt FSP SFAS 107-1 and APB Opinion 28-1 in the second quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2009				December 31, 2008
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage of	Amount	Maturity	Interest	Percentage of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total

Fixed- Rate Debt (1)	$4,049.4	2.8	5.3%	70.4%	$4,426.2	3.0	5.1%	74.8%
Variable- Rate Debt (1)	$1,701.2	2.3	1.4%	29.6%	$1,491.2	2.7	1.7%	25.2%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed rate of 5.0% at March 31, 2009 and December 31, 2008. At March 31, 2009 and 2008, LIBOR was 0.50% and 0.43%, respectively.
          The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	March 31, 2009				December 31, 2008
	Joint	Company's	Weighted	Weighted	Joint	Company's	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate

Fixed- Rate Debt	$4,572.1	$980.5	5.1	5.5%	$4,581.6	$982.3	5.3	5.5%
Variable- Rate Debt	$1,188.2	$235.1	0.9	2.5%	$1,195.3	$233.8	1.2	2.2%
          The Company intends to utilize retained cash flow, including proceeds from asset sales, financing and variable-rate indebtedness available under its Revolving Credit Facilities, to repay indebtedness and capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
          The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2009 and December 31, 2008, the interest rate on the Company’s $600 million consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

          The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed rate at March 31, 2009 and December 31, 2008; and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and an estimate of the effect of a 100 basis point increase in market interest rates, is summarized as follows:

	March 31, 2009			December 31, 2008
			100 Basis Point			100 Basis Point
	Carrying		Increase in	Carrying		Increase in
	Value	Fair Value	Market Interest	Value	Fair Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates

Company’s fixed-rate debt	$4,049.4	$3,158.7 (1)	$3,100.6 (2)	$4,426.2	$3,384.8 (1)	$3,315.3 (2)
Company’s proportionate share of joint venture fixed-rate debt	$980.5	$917.8	$884.7	$982.3	$911.0	$878.8

(1)	Includes the fair value of interest rate swaps, which was a liability of $17.2 million and $21.7 million at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $9.4 million and $12.4 million at March 31, 2009 and December 31, 2008, respectively.
          The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
          Further, a 100 basis point increase in short-term market interest rates at March 31, 2009 and 2008, would result in an increase in interest expense of approximately $4.3 million and $2.8 million, respectively, for the Company and $0.6 million and $0.5 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
          The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2009, the Company had no other material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On June 26, 2007, the Board of Directors authorized a common share repurchase program, which was announced on June 28, 2007. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At September 30, 2008, the Company had repurchased under this program 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted-average price per share of $46.66. The Company made no repurchases during the quarter ended March 31, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
			of Publicly	Shares that May Yet
	(a) Total number of	(b) Average Price	Announced Plans	Be Purchased Under
	shares purchased (1)	Paid per Share	or Programs	the Plans or Programs
January 1 - 31, 2009	132,297	$6.02	—	—

February 1 - 28, 2009	5,519	2.63	—	—

March 1 - 31, 2009	9,557	1.89	—	—

Total	147,373	$5.62	—	—

(1)  Consists of common shares surrendered or deemed surrendered to the Company in connection with the Company’s equity-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

Exhibit No.			Filed Herewith or
Under Reg. S-K	Form 10-Q		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference
3	3.1	Amended and Restated Code of Regulations as amended April 9, 2009	Filed herewith

10	10.1	Stock Repurchase Agreement, dated as of February 23, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (filed with the SEC on February 23, 2009)

10	10.2	Form of Indemnification Agreement for directors of the Company	Current Report on Form 8-K (filed with the SEC on February 17, 2009)

10	10.3	Form of Indemnification Agreement for executive officers of the Company	Current Report on Form 8-K (filed with the SEC on February 17, 2009)

10	10.4	Form of Unrestricted Shares Agreement	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 8, 2009 (Date)	/s/ William H. Schafer William H. Schafer, Executive Vice President and
Chief Financial Officer (Duly Authorized Officer)

May 8, 2009 (Date)	/s/ Christa A. Vesy Christa A. Vesy, Senior Vice President and Chief
Accounting Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg. S-K	Form 10-Q		Incorporated Herein
Item 601	Exhibit No.	Description	by Reference
3	3.1	Amended and Restated Code of Regulations as amended April 9, 2009	Filed herewith

10	10.1	Stock Repurchase Agreement, dated as of February 23, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (filed with the SEC on February 23, 2009)

10	10.2	Form of Indemnification Agreement for directors of the Company	Current Report on Form 8-K (filed with the SEC on February 17, 2009)

10	10.3	Form of Indemnification Agreement for executive officers of the Company	Current Report on Form 8-K (filed with the SEC on February 17, 2009)

10	10.4	Form of Unrestricted Shares Agreement	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.