Form 10-Q
period 2009-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2009-08-07
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 3, 2009, the registrant had 161,349,653 outstanding common shares, $0.10 par value.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Operations for the Six-Month Periods Ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7
EX-3.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

		December 31, 2008
	June 30, 2009	(As Adjusted)
Assets
Real estate rental property:
Land	$2,013,216	$2,073,947
Buildings	5,623,674	5,890,332
Fixtures and tenant improvements	270,353	262,809

	7,907,243	8,227,088
Less: Accumulated depreciation	(1,282,375)	(1,208,903)

	6,624,868	7,018,185
Construction in progress and land under development	908,121	882,478
Real estate held for sale	51,781	—

	7,584,770	7,900,663
Investments in and advances to joint ventures	560,112	583,767
Cash and cash equivalents	28,745	29,494
Restricted cash	112,802	111,792
Notes receivable	74,691	75,781
Deferred charges, net	23,182	25,579
Other assets, net	267,688	293,146

	$8,651,990	$9,020,222

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,821,209	$2,402,032
Revolving credit facilities	1,169,503	1,027,183

	2,990,712	3,429,215
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,773,990	1,637,440

	2,573,990	2,437,440

Total indebtedness	5,564,702	5,866,655

Accounts payable and accrued expenses	143,298	169,014
Dividends payable	37,703	6,967
Other liabilities	137,341	112,165

	5,883,044	6,154,801

Redeemable operating partnership units	627	627

Commitments and contingencies
Developers Diversified Realty Corporation equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	170,000	170,000
Common shares, $0.10 par value; 300,000,000 shares authorized; 153,845,024 and 128,642,765 shares issued at June 30, 2009 and December 31, 2008, respectively	15,385	12,864
Paid-in-capital	2,973,140	2,849,364
Accumulated distributions in excess of net income	(852,168)	(635,239)
Deferred compensation obligation	15,045	13,882
Accumulated other comprehensive loss	(24,645)	(49,849)
Less: Common shares in treasury at cost: 451,092 and 224,063 shares at June 30, 2009 and December 31, 2008, respectively	(9,660)	(8,731)

Total DDR shareholders’ equity	2,672,097	2,737,291
Non-controlling interests	96,222	127,503

Total equity	2,768,319	2,864,794

	$8,651,990	$9,020,222

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

		2008
	2009	(As Adjusted)
Revenues from operations:
Minimum rents	$137,696	$151,743
Percentage and overage rents	1,038	1,145
Recoveries from tenants	44,829	46,162
Ancillary and other property income	4,974	6,256
Management fees, development fees and other fee income	14,040	15,637
Other	1,732	1,691

	204,309	222,634

Rental operation expenses:
Operating and maintenance	35,292	33,373
Real estate taxes	27,671	26,884
Impairment charges	107,014	—
General and administrative	28,412	21,333
Depreciation and amortization	58,641	55,886

	257,030	137,476

Other income (expense):
Interest income	3,228	547
Interest expense	(59,962)	(62,362)
Gain on repurchases of senior notes	45,901	200
Loss on equity derivative instruments	(80,025)	—
Other expense, net	(6,913)	(102)

	(97,771)	(61,717)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, tax expense of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(150,492)	23,441
Equity in net (loss) income of joint ventures	(9,153)	12,555
Impairment of joint venture investments	(40,266)	—

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(199,911)	35,996
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(920)	(286)

(Loss) income from continuing operations	(200,831)	35,710

Discontinued operations:
(Loss) income from discontinued operations	(24,798)	992
(Loss) gain on disposition of real estate, net of tax	(36,023)	1,078

	(60,821)	2,070

(Loss) income before gain on disposition of real estate, net of tax	(261,652)	37,780
Gain on disposition of real estate, net of tax	648	908

Net (loss) income	$(261,004)	$38,688

Non-controlling interests:
Loss (income) attributable to non-controlling interests	34,425	(2,005)
Income attributable to redeemable operating partnership units	(6)	(20)

	34,419	(2,025)

Net (loss) income attributable to DDR	$(226,585)	$36,663

Preferred dividends	10,567	10,567

Net (loss) income applicable to DDR common shareholders	$(237,152)	$26,096

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.22)	$0.20
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.42)	0.02

Net (loss) income attributable to DDR common shareholders	$(1.64)	$0.22

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.22)	$0.20
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.42)	0.02

Net (loss) income attributable to DDR common shareholders	$(1.64)	$0.22

Dividends declared per common share	$0.20	$0.69

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

		2008
	2009	(As Adjusted)
Revenues from operations:
Minimum rents	$278,692	$303,818
Percentage and overage rents	3,641	3,909
Recoveries from tenants	92,714	97,403
Ancillary and other property income	10,012	10,866
Management fees, development fees and other fee income	28,502	31,924
Other	4,982	4,728

	418,543	452,648

Rental operation expenses:
Operating and maintenance	70,805	68,289
Real estate taxes	56,112	53,205
Impairment charges	117,919	—
General and administrative	47,583	42,047
Depreciation and amortization	119,900	109,669

	412,319	273,210

Other income (expense):
Interest income	6,257	1,115
Interest expense	(119,219)	(125,612)
Gain on repurchases of senior notes	118,479	200
Loss on equity derivative instruments	(80,025)	—
Other expense, net	(10,575)	(600)

	(85,083)	(124,897)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(78,859)	54,541
Equity in net (loss) income of joint ventures	(8,801)	19,943
Impairment of joint venture investments	(41,140)	—

(Loss) income before tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(128,800)	74,484
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	110	(1,317)

(Loss) income from continuing operations	(128,690)	73,167

Discontinued operations:
(Loss) income from discontinued operations	(24,218)	3,891
(Loss) gain on disposition of real estate, net of tax	(24,416)	886

	(48,634)	4,777

(Loss) income before gain on disposition of real estate, net of tax	(177,324)	77,944
Gain on disposition of real estate, net of tax	1,096	3,275

Net (loss) income	$(176,228)	$81,219

Non-controlling interests:
Loss (income) attributable to non-controlling interests	37,056	(4,356)
Income attributable to redeemable operating partnership units	(12)	(40)

	37,044	(4,396)

Net (loss) income attributable to DDR	$(139,184)	$76,823

Preferred dividends	21,134	21,134

Net (loss) income applicable to DDR common shareholders	$(160,318)	$55,689

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.82)	$0.42
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.36)	0.04

Net (loss) income attributable to DDR common shareholders	$(1.18)	$0.46

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.82)	$0.42
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.36)	0.04

Net (loss) income attributable to DDR common shareholders	$(1.18)	$0.46

Dividends declared per common share	$0.40	$1.38

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

		2008
	2009	(As Adjusted)
Net cash flow provided by operating activities:	$139,879	$194,437

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(113,647)	(220,740)
Equity contributions to joint ventures	(8,915)	(43,889)
(Issuance) repayment of joint venture advances, net	(5,561)	1,544
Proceeds from sale and refinancing of joint venture interests	158	736
Return of investments in joint ventures	10,207	14,873
Issuance of notes receivable, net	(4,316)	(12,766)
(Increase) decrease in restricted cash	(1,011)	9,779
Proceeds from disposition of real estate	138,167	22,897

Net cash flow provided by (used for) investing activities	15,082	(227,566)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	135,952	165,976
Repayment of senior notes	(456,918)	(103,425)
Proceeds from mortgage and other secured debt	319,389	408,708
Principal payments on mortgage debt	(182,839)	(253,992)
Payment of deferred finance costs	(2,783)	(4,307)
Proceeds from issuance of common shares, net of issuance costs of $524	52,966	—
(Payment) proceeds from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(1,046)	994
Redemption of redeemable operating partnership units	—	(46)
Contributions from non-controlling interests	5,504	4,548
Return of investment non-controlling interest	(850)	(5,341)
Distributions to redeemable operating partnership units	(80)	(1,175)
Dividends paid	(23,914)	(182,658)

Net cash flow (used for) provided by financing activities	(154,619)	29,282

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	883	(3,847)
Effect of exchange rate changes on cash and cash equivalents	(1,091)	2,147
Cash and cash equivalents, beginning of period	29,494	49,547

Cash and cash equivalents, end of period	$28,745	$47,847

Supplemental disclosure of non-cash investing and financing activities:
          At June 30, 2009, other liabilities included approximately $21.5 million, which represents the fair value of the Company’s interest rate swaps. At June 30, 2009, dividends payable were $37.7 million of which $3.1 million will be paid in cash in July 2009. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2009.
          For the six-month period ended June 30, 2008, non-controlling interests with a book value of approximately $14.3 million were converted into approximately 0.5 million common shares of the Company. In addition, the Company received a note receivable of $9.1 million in connection with the sale of one asset in June 2008. Other liabilities included approximately $18.3 million, which represented the fair value of the Company’s interest rate swaps. At June 30, 2008, dividends payable were $90.0 million. In 2008, in accordance with the terms of the outperformance unit plans, the Company issued 107,879 of its common shares. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2008.
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
          Unaudited Interim Financial Statements
          These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
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

          Comprehensive (Loss) / Income
          Comprehensive (loss) / income is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Net (loss) income	$(261,004)	$38,688	$(176,228)	$81,219
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	(1,501)	16,935	3,222	(4,504)
Amortization of interest-rate contracts	(93)	(93)	(186)	(457)
Foreign currency translation	16,516	14,724	22,168	18,828

Total other comprehensive income	14,922	31,566	25,204	13,867

Comprehensive (loss) income	$(246,082)	$70,254	$(151,024)	$95,086
Comprehensive (loss) income attributable to non-controlling interests	2,586	1,276	1,268	1,276

Total comprehensive (loss) income	$(243,496)	$71,530	$(149,756)	$96,362

          New Accounting Standards Implemented
Business Combinations — SFAS 141(R)
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
          In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). A non-controlling interest, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted SFAS 160 on January 1, 2009. As required by SFAS 160, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statements of operations for the three-and six-month periods ended June 30, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of SFAS 160, the Company also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s condensed consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements of D-98, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.

Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instrument and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by SFAS 161 in the Company’s first quarter Form on 10-Q.
Subsequent Events — SFAS 165
          In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events through August 6, 2009, the date that the Company’s condensed consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
          In May 2008, the FASB issued the FSP, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          FSP APB 14-1 was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the

$250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with, FSP APB 14-1, the guidance under D-98, was also amended whereas the equity component related to the convertible debt would need to be evaluated in accordance with D-98 if the convertible debt were currently redeemable at the balance sheet date. As the Company’s convertible debt is not currently redeemable, no evaluation is required as of June 30, 2009.
          For the three- and six-month periods ended June 30, 2008, the Company adjusted the condensed consolidated statements of operations to reflect additional non-cash interest expense of $3.3 million and $6.5 million, respectively, net of the impact of capitalized interest, pursuant to the provisions of FSP APB 14-1. The condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009, reflects additional non-cash interest expense of $3.3 million and $7.1 million, respectively. In addition, the Company’s gain on the repurchase of unsecured debt during the three- and six-month periods ended June 30, 2009 was reduced by approximately $7.2 million and $14.7 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as a result of the adoption of this FSP.
Interim Disclosures about Fair Value of Financial Instruments — FSP SFAS 107-1 and APB Opinion 28-1
          In April 2009, the FASB issued FSP and APB “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP SFAS 107-1 and APB Opinion No. 28-1, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP SFAS 107-1 and APB Opinion 28-1 in the second quarter of 2009.

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
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — FSP SFAS 157-4
          In April 2009, the FASB issued the FSP “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS 157-4 should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s financial position and results of operations.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock — EITF 07-5
          In June 2008, the FASB issued the EITF, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on determining whether an equity—linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this EITF that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. Due to certain downward price protection provisions within the Otto Transaction, the impact of this EITF resulted in a charge to earnings of approximately $80 million, but did not have a material impact on the Company’s financial position or cash flow. Refer to the discussion of the Otto Transaction described further in Note 10.
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
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
          In June 2008, the FASB issued the FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
     New Accounting Standards to be Implemented
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 — SFAS 168
          In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the Codification to have a material impact on its financial position, results of operations or cash flows.

Amendments to FASB Interpretation No. 46(R) — SFAS 167
          In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS167”), which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. SFAS 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. SFAS 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Company is currently assessing the impact, if any, that the adoption of SFAS 167 will have on its consolidated financial statements.
2. EQUITY INVESTMENTS IN JOINT VENTURES
          At June 30, 2009 and December 31, 2008, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 324 shopping center properties and 329 shopping center properties.

          Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Combined Balance Sheets:
Land	$2,368,888	$2,378,033
Buildings	6,443,218	6,353,985
Fixtures and tenant improvements	153,654	131,622

	8,965,760	8,863,640
Less: Accumulated depreciation	(706,457)	(606,530)

	8,259,303	8,257,110
Construction in progress	309,156	412,357

	8,568,459	8,669,467
Receivables, net	150,797	136,410
Leasehold interests	12,035	12,615
Other assets	358,344	315,591

	$9,089,635	$9,134,083

Mortgage debt	$5,768,969	$5,776,897
Amounts payable to DDR	73,272	64,967
Other liabilities	252,800	237,363

	6,095,041	6,079,227
Accumulated equity	2,994,594	3,054,856

	$9,089,635	$9,134,083

Company’s share of accumulated equity (1)	$620,519	$622,569

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Combined Statements of Operations:
Revenues from operations	$216,639	$233,416	$445,205	$468,476

Expenses:
Rental operation (a)	101,196	78,631	188,274	158,627
Depreciation and amortization	62,402	59,126	125,788	115,008
Interest	83,511	71,360	153,820	148,018

	247,109	209,117	467,882	421,653

(Loss) income before income tax expense, other income, net and discontinued operations	(30,470)	24,299	(22,677)	46,823
Income tax expense	(2,562)	(2,865)	(4,552)	(6,645)
Other (expense) income, net	(2,241)	50,100	9,437	56,539

(Loss) income from continuing operations	(35,273)	71,534	(17,792)	96,717
Discontinued operations:
(Loss) income from discontinued operations (a)	(13,131)	826	(12,324)	1,332
(Loss) gain on disposition of real estate, net of tax (b)	(6,048)	—	(6,077)	340
Loss on disposition of real estate (2)	—	(11)	(26,741)	(13)

Net (loss) income	$(54,452)	$72,349	$(62,934)	$98,376

Company’s share of equity in net (loss) income of joint ventures (4)	$(11,876)	$12,740	$(11,073)	$20,214

(a)	The DDR Macquarie Fund reported impairment losses for the three- and six-month periods ended June 30, 2009, on three assets under contract to be sold of $33.9 million. Of this amount, approximately $20.2 million was reported as a component of operating expenses and $13.7 million was reported as a component of discontinued operations relating to the one asset classified as held for sale pursuant to SFAS No. 144.

(b)	In the second quarter of 2009 the loss on disposition of discontinued operations consists of the sale of four properties by two separate unconsolidated joint ventures resulting in a loss of $6.0 million of which the Company’s proportionate share was $1.4 million for the three- and six-month periods ended June 30, 2009. The results for the six-month period also include the sale of an additional property by an unconsolidated joint venture resulting in a nominal loss.

          Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30, 2009	December 31, 2008
Company’s share of accumulated equity	$620.5	$622.6
Basis differentials (3)	(36.4)	(4.6)
Deferred development fees, net of portion relating to the Company’s interest	(5.3)	(5.2)
Basis differential upon transfer of assets (3)	(93.3)	(95.4)
Notes receivable from investments	1.3	1.4
Amounts payable to DDR	73.3	65.0

Investments in and advances to joint ventures (1)	$560.1	$583.8

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, including deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the unconsolidated joint venture investments and amounts payable to DDR.

(2)	For the Kansas City, Missouri (Ward Parkway) project owned by the Coventry II joint venture in which the Company has a 20% interest, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II joint venture transferred its ownership of this property to the lender in a “friendly foreclosure” arrangement. The joint venture recorded a loss of $26.7 million on the transfer. The Company recorded a $5.8 million loss in March 2009 related to the write-off of the book value of its equity investment, which is included within equity in net (loss) income of joint ventures in the condensed consolidated statements of operations. Pursuant to the agreement with the lender, the Company initially managed the shopping center while DDR’s partner, the Coventry II Fund marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company terminated the property management agreement effective June 30, 2009. The joint venture has the ability to receive excess sale proceeds, if any, depending upon the timing and terms of a future sale arrangement.

(3)	Basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

(4)	Differences in income also occur when the Company acquires assets from unconsolidated joint ventures. The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain on sale of certain assets due to the basis differentials. For the three-month periods ended June 30, 2009 and 2008, the difference between the $11.9 million loss and $12.7 million income, respectively, of the Company’s share of equity in net (loss) income of joint ventures reflected above and the $9.2 million loss and $12.6 million income, respectively, of equity in net (loss) income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains (losses) on asset sales and impairments. The Company’s share of joint venture net loss was decreased by approximately $2.6 million and the equity in net income was decreased by approximately $0.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, to reflect additional basis depreciation and basis differences in assets sold. For the six-month periods ended June 30, 2009 and 2008, the difference between the $11.1 million loss and $20.2 million income, respectively, of the Company’s share of equity in net (loss) income of joint ventures reflected above and the $8.8 million loss and $19.9 million income, respectively, of equity in net (loss) income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains (losses) on asset sales and impairments. The Company’s share of joint venture net loss was decreased by approximately $2.2 million and the equity in net income was decreased by approximately $0.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.

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
          Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Management and other fees	$12.1	$12.6	$24.3	$25.5
Acquisition, financing, guarantee and other fees	0.2	0.1	0.6	0.1
Development fees and leasing commissions	1.7	2.9	3.7	6.1
Interest income	2.0	0.1	3.9	0.2
Impairment of Joint Venture Investments
          During the three- and six-month periods ended June 30, 2009, the Company recorded impairment charges of $40.3 million and $41.1 million, respectively, associated with several unconsolidated joint venture investments pursuant to the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than “temporary” decline must be recognized. The impairments recognized primarily related to the Company’s joint ventures with the Coventry Real Estate Fund II (“Coventry II Fund”). The estimated fair value of each investment was determined pursuant to the provisions of SFAS 157 (Note 12). In December 2008, the Company recorded $107.0 million of impairment charges associated with seven unconsolidated joint venture investments pursuant to the provisions of APB 18. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by a joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net income recorded by the Company over the estimated remaining useful lives of the underlying assets.
3. RESTRICTED CASH
Restricted Cash is comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
DDR MDT MV LLC (1)	$31,167	$31,806
DDR MDT MV LLC (2)	33,000	33,000
Bond fund (3)	46,006	46,986
Other	2,629	—

Total restricted cash	$112,802	$111,792

(1)	DDR MDT MV LLC (“MV LLC”), which is consolidated by the Company, owns 32 and 37 locations formerly occupied by Mervyns at June 30, 2009 and December 31, 2008, respectively. The terms of the original acquisition contained a contingent refundable purchase price adjustment secured by a letter of credit (“LOC”) from the seller of the real estate portfolio, which was owned in part by an affiliate of one of the members of the Company’s board of directors. In addition, MV LLC held a

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

(2)	In connection with MV LLC’s draw of the LOC, MV LLC was required under the loan agreement to provide an additional $33.0 million as collateral security for MV LLC’s mortgage loan. DDR and its partner funded the escrow requirement with proportionate capital contributions.

(3)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds were placed in a trust in connection with a Company development project in Mississippi. As construction is completed on the Company’s project in Mississippi, the Company receives disbursement of these funds.
4. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$17,586	$21,721
Tenant relations, net	12,350	15,299

Total intangible assets (1)	29,936	37,020
Other assets:
Accounts receivable, net (2)	149,452	164,356
Prepaids, deposits and other assets	88,300	91,770

Total other assets	$267,688	$293,146

(1)	The Company recorded amortization expense of $1.7 million and $2.7 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $3.6 million and $4.9 million for the six-month periods ended June 30, 2009 and 2008, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net, of $53.9 million and $53.8 million at June 30, 2009 and December 31, 2008, respectively.
5. REVOLVING CREDIT FACILITIES
          The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate less a specified spread (-0.125% at June 30, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at June 30, 2009). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at June 30, 2009. The facility also provides for an annual facility fee of 0.175% on the entire facility. At June 30, 2009, total borrowings under the Unsecured Credit Facility aggregated $1,169.5 million with a weighted average interest rate of 1.5%.
The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate less a specified spread (-0.125% at June 30, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at June 30, 2009). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2009. At June 30, 2009, there were no amounts outstanding under the National City Bank facility.
6. FIXED-RATE NOTES
          In March 2007, the Company issued $600 million aggregate principal amount of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). In August 2006, the Company issued $250 million aggregate principal amount of 3.5% senior convertible notes due in 2011 (the “2006 Senior Convertible Notes” and, together with the 2007 Senior Convertible Notes, the “Senior Convertible Notes”). The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. For further description of the Company’s Senior Convertible Notes see Note 8, “Fixed-Rate Debt” in the Company’s 2008 Annual Report. [Effective January 1, 2009, the Company retrospectively adopted the provisions of FSP APB 14-1 (Note 1).] Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option cost was recorded as a reduction of shareholders’ equity at issuance.
          The following table summarizes the information related to the Senior Convertible Notes (shares and dollars in millions):

			Maximum
	Conversion Price (1)	Option Price	Common Shares	Option Cost
2007 Senior Convertible Notes	$74.56	$82.71	1.1	$32.6
2006 Senior Convertible Notes	$64.23	$65.17	0.5	$10.3

(1)	At June 30, 2009 and December 31, 2008.

          The following tables reflects the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1 as adjusted to reflect the impact of discontinued operations in accordance with SFAS 144 (Note 13) (in thousands, except per share).

	Three-Month Periods Ended June 30, 2008			Six-Month Periods Ended June 30, 2008
	As Previously	As	Effect of	As Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
Condensed Consolidated Statements of Operations (Unaudited)
Income from continuing operations	$38,140 (1)	$35,710	$2,430	$79,459 (1)	$73,167	$6,292
Net income attributable to DDR	39,927	36,663	3,264	83,351	76,823	6,528
Net income attributable to DDR per share, basic and diluted	$0.25	$0.22	$0.03	$0.52	$0.46	$0.06

(1)	Adjusted to reflect the impact of discontinued operations in accordance with SFAS 144 (Note 13).

	December 31, 2008
	As Previously	As	Effect of
	Reported	Adjusted	Change
Condensed Consolidated Balance Sheets (Unaudited)
Construction in progress and land under development	$879,547	$882,478	$2,931
Deferred charges, net	26,613	25,579	(1,034)
Senior unsecured notes	2,452,741	2,402,032	50,709
Paid-in-capital	2,770,194	2,849,364	(79,170)
Accumulated distributions in excess of net income	(608,675)	(635,239)	26,564
          The effect of this accounting change on the carrying amounts of the Company’s debt and equity balances, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Carrying value of equity component	$53,689	$79,170

Stated principal amount of convertible debt	$564,903	$833,000
Remaining unamortized debt discount	(28,884)	(50,709)

Net carrying value of convertible debt	$536,019	$782,291

          As of June 30, 2009, the remaining amortization period for the debt discount was approximately 26 and 33 months for the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes, respectively.
          The adjusted effective interest rates for the liability components of the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes were 5.7% and 5.2%, respectively. The impact of this accounting change required the Company to adjust its interest expense and record a non-cash interest-related charge of $3.3 million and $6.5 million, net of capitalized interest, for the three- and six-month periods ended June 30, 2008, respectively. The Company recorded non-cash interest expense of approximately $3.3 million and $7.1 million for the three- and six-month periods ended June 30, 2009, respectively. The Company recorded contractual interest expense of approximately $5.1 million and

$11.6 million for the three- and six-month periods ended June 30, 2009, respectively, and $6.7 million and $13.4 million for the three- and six-month periods ended June 30, 2008, respectively.
          During the six months ended June 30, 2009, the Company purchased approximately $376.2 million aggregate principal amount of its outstanding senior unsecured notes (of which $268.1 million related to convertible notes) at a discount to par resulting in a net GAAP gain of approximately $118.5 million. As required by FSP APB 14-1, the Company allocated the consideration paid between the liability component and equity component based on the fair value of those components immediately prior to the purchases.
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
Notes receivable and advances to affiliates
          The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $139.8 million and $134.0 million at June 30, 2009 and December 31, 2008, respectively, as compared to the carrying amounts of $139.8 million and $134.0 million, respectively. The carrying value of the TIF Bonds (Note 4) approximated its fair value at June 30, 2009 and December 31, 2008. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
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

          Financial instruments at June 30, 2009 and December 31, 2008, with carrying values that are different than estimated fair values, based on the valuation method of SFAS 157 at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes	$1,821,209	$1,455,480	$2,402,032	$1,442,264
Revolving Credit Facilities and Term Debt	1,969,503	1,934,582	1,827,183	1,752,260
Mortgages payable and other indebtedness	1,773,990	1,668,204	1,637,440	1,570,877

	$5,564,702	$5,058,266	$5,866,655	$4,765,401

Measurement of Fair Value
          At June 30, 2009, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
          Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of all of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
          The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements that are included in other liabilities at June 30, 2009, measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurement at
	June 30, 2009
	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$—	$—	$21.5	$21.5

          The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3).

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2008	$(21.7)
Total unrealized gain included in other comprehensive (loss) income	0.2

Balance of Level 3 at June 30, 2009	$(21.5)

          The unrealized gain of $0.2 million above included in other comprehensive (loss) income is attributable to the change in unrealized gains or losses relating to derivative liabilities that are still held at June 30, 2009, none of which were reported in the Company’s condensed consolidated statements of operations as they are documented and qualify as hedging instruments pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
Accounting Policy for Derivative Instruments and Hedging Activities
          SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.
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
          The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company effectively uses non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages currency exposure related to the net assets of its Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements.
Cash Flow Hedges of Interest Rate Risk
          The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has six Swaps with notional amounts aggregating $600 million ($200 million of which expires in 2009, $300 million of which expires in 2010 and $100 million of which expires in 2012). Swaps aggregating $500 million effectively convert term loan floating rate debt into a fixed rate of approximately 5.7%. Swaps aggregating $100 million effectively convert Revolving Credit Facilities floating rate debt into a fixed rate of approximately 5.5%.
          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. All components of the interest rate swaps were included in the assessment of hedge effectiveness. During the six months ended June 30, 2009 and June 30, 2008, the amount of hedge ineffectiveness recorded was not material.
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects that within the next 12 months, it will reflect as an increase to interest expense (and a corresponding decrease to earnings) approximately $19.8 million. As of June 30, 2009, the

Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	(in Millions)
Interest rate swaps	Six	$600.0
          The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in millions):

Liability Derivatives
Derivatives designated as	June 30, 2009		December 31, 2008
hedging instruments under	Balance Sheet	Fair	Balance Sheet
SFAS 133	Location	Value	Location	Fair Value
Interest rate products	Other liabilities	$21.5	Other liabilities	$21.7
          The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Location of
					Gain (Loss)	Amount of Gain (Loss) Reclassified
	Amount of Gain (Loss) Recognized in				Reclassified	from Accumulated OCI into Income
	OCI on Derivative (Effective Portion)				from	(Effective Portion)
Derivatives	Three-Month		Six-Month		Accumulated	Three-Month		Six-Month
in SFAS 133	Periods Ended		Periods Ended		OCI into Income	Periods Ended		Periods Ended
Cash Flow	June 30		June 30		(Effective	June 30		June 30
Hedging	2009	2008	2009	2008	Portion)	2009	2008	2009	2008
Interest rate products	$(4.3)	$14.4	$0.2	$(0.5)	Interest expense	$0.1	$0.1	$0.2	$0.5
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
Credit-risk-related Contingent Features
          The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the

Company could also be declared in default on its derivative obligations resulting in an acceleration of payment.
Net Investment Hedges
          The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which exposes the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge to the net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
          The effect of the Company’s net investment hedge derivative instrument on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods		Six-Month Periods
Derivatives in SFAS 133 Net Investment Hedging	Ended June 30		Ended June 30
Relationships	2009	2008	2009	2008
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$(5.3)	$—	$(0.7)	$(4.0)

Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$(7.8)	$(1.2)	$(5.7)	$(1.4)

          See discussion of equity derivative instruments in Note 10.
8. COMMITMENTS AND CONTINGENCIES
Business Risks and Uncertainties
          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants (especially the anchor tenants) remain in relatively strong financial standing, the current has resulted in tenant bankruptcies affecting the Company’s real estate portfolio, including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s revolving credit facilities as further described below. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Walmart at 5.5%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which should enable many tenants to continue operating within this challenging economic environment.
          The Company’s Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These Revolving Credit Facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the inability to obtain further funding and/or an acceleration of any outstanding borrowings.
          As of June 30, 2009, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond; however, the current economic downturn along with the dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or the Company is unable to successfully execute its plans as further described below, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing its financial flexibility.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants in 2009 and beyond. As discussed below, the Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will continue to strategically utilize proceeds from the above sources to repay outstanding borrowings on its credit facilities and strategically repurchase publicly traded debt at a discount to par to further improve its leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company funded its first and second quarter 2009 dividends in a combination of 90% DDR common shares and 10% cash. Dividend distributions are expected to be determined on a quarterly basis. The changes to the Company’s 2009 dividends policy to date have resulted in additional free cash flow, which has been applied primarily to reduce leverage. This change in the Company’s quarterly dividend payments, including the elimination of a quarterly payment of a dividend in January 2009, is expected to save approximately $300 million of retained capital in 2009 relative to the Company’s 2008 dividend policy.
•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. In May 2009, the Company issued common shares as part of the transaction with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”), resulting in gross equity proceeds of approximately $52.5 million (Note 10). The Company expects to close on the sale of the remaining common shares no later than the fourth quarter of 2009 for estimated gross proceeds of approximately $60 million, subject to certain closing conditions. The Company intends to use the total estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage. The Company also intends to evaluate other alternatives to raise equity, including its ability to issue additional shares in 2009 under the continuous equity program.
•	Debt Financing and Refinancing — As of June 30, 2009, the Company had approximately $88.1 million of consolidated debt maturing during the remainder of 2009, including regular principal amortization, excluding obligations where the Company has an extension option. These maturities are related to various loans secured by certain shopping centers. The Company repaid approximately $45.7 million of this indebtedness in July 2009. The remaining $42.4 million is expected to be repaid through the use of retained cash flows from operations, the Company’s Revolving Credit Facilities, financings discussed below and/or extensions currently under negotiation with certain existing lenders.
In May 2009, the Company closed on two secured loans for aggregate proceeds of approximately $125 million. In addition, a $60 million six-month bridge loan funded by the Otto Family in March 2009 was converted in May 2009 into a five-year fixed-rate term loan with a 9% interest rate. In July 2009, the Company obtained $17 million of mortgage debt from a life insurance company on two shopping centers at a 6% interest rate and maturing in 2017.

•	Asset Sales — For the six months ended June 2009, the Company and both its consolidated and unconsolidated joint ventures sold numerous assets generating nearly $180 million in estimated total proceeds. In July 2009, an additional $55.2 million in estimated gross proceeds were generated. The Company and its joint ventures are also in various stages of discussions with third parties for the sale of additional assets.
•	Debt Repurchases — Because of the current economic environment, the Company’s publicly traded debt securities have been trading at discounts to par. During the first and second quarters of 2009, the Company repurchased approximately $376.2 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $135.5 million. Although the Company will evaluate all of its alternatives to optimize its use of cash generated from the sources above to achieve the strategic goal of de-leveraging, the Company expects that it will continue to opportunistically repurchase its debt securities at a discount to par to further improve its leverage ratios.
          As further described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants and repay the Company’s obligations as they become due.
Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company plans to pursue an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS 5, “Accounting for Contingencies.” The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the trial court verdict, there can be no assurance that the Company will be successful in appealing the verdict.
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
9. REDEEMABLE OPERATING PARTNERSHIP UNITS
          At June 30, 2009 and December 31, 2008, the Company had 29,524 operating partnership units (“OP Units”) outstanding, which are classified as redeemable operating partnership units on the condensed consolidated balance sheets. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. Redeemable OP Units are accounted for in accordance with D-98 and are presented at the greater of their carrying amount (June 30, 2009) or redemption value (June 30, 2008) at the end of each reporting period. Changes in the value from period to period are charged to paid in capital in the Company’s condensed consolidated balance sheets. Below is a table reflecting the activity of the redeemable OP units (in thousands):

June 30, 2008
Balance at December 31, 2007	$1,163
Net income	40
Distributions	(40)
Adjustment to redeemable operating partnership units	(91)

Balance at June 30, 2008	$1,072

June 30, 2009
Balance at December 31, 2008	$627
Net income	12
Distributions	(12)

Balance at June 30, 2009	$627

10. EQUITY
          The following table summarizes the changes in equity since December 31, 2007 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common		Accumulated
		Shares		Distributions		Accumulated	Treasury
	Preferred	($0.10	Paid-in	in Excess of	Deferred	Other	Stock	Non-Controlling
	Shares	Par Value)	Capital	Net Income	Obligation	Comprehensive Income	at Cost	Interests	Total
Balance, December 31, 2007	$555,000	$12,679	$3,107,809	$(272,428)	$22,862	$8,965	$(369,839)	$128,254	$3,193,302
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation		1	(2,138)				8,378		6,241
Contributions from non-controlling interests								30,710	30,710
Issuance of restricted stock			(5,177)				6,074		897
Vesting of restricted stock			7,436		2		(5,270)		2,168
Stock-based compensation			4,375						4,375
Redemption of 463,185 operating partnership units in exchange for common shares			(14,268)				23,327	(9,104)	(45)
Dividends declared—common shares				(165,623)					(165,623)
Dividends declared—preferred shares				(21,134)					(21,134)
Distributions to non-controlling interests								(7,461)	(7,461)
Adjustment to redeemable partnership units			91						91
Comprehensive income:
Net income				76,823				4,356	81,179
Other comprehensive income:
Change in fair value of interest rate contracts						(4,504)			(4,504)
Amortization of interest rate contracts						(457)			(457)
Foreign currency translation						18,828		1,276	20,104

Comprehensive income	—	—	—	76,823	—	13,867	—	5,632	96,322

Balance, June 30, 2008	$555,000	$12,680	$3,098,128	$(382,362)	$22,864	$22,832	$(337,330)	$148,031	$3,139,843

The following table summarizes the changes in equity since December 31, 2008 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common		Accumulated		Accumulated
		Shares		Distributions		Other	Treasury	Non-
	Preferred	($0.10 Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock at	Controlling
	Shares	Value)	Capital	Net Income	Obligation	Income	Cost	Interests	Total
Balance, December 31, 2008	$555,000	$12,864	$2,849,364	$(635,239)	$13,882	$(49,849)	$(8,731)	$127,503	$2,864,794
Issuance of common shares related to dividend reinvestment plan and director compensation			(76)				121		45
Issuance of common shares for cash offering		25	964						989
Otto Transaction		1,607	50,369						51,976
Equity derivative instruments			38,865						38,865
Contributions from non-controlling interests								5,504	5,504
Issuance of restricted stock		59	1,962		98		(629)		1,490
Vesting of restricted stock			2,126		1,065		(421)		2,770
Stock-based compensation			7,301						7,301
Dividends declared—common shares		830	22,265	(56,611)					(33,516)
Dividends declared—preferred shares				(21,134)					(21,134)
Distributions to non-controlling interests								(997)	(997)
Comprehensive income:
Net loss				(139,184)				(37,056)	(176,240)
Other comprehensive income:
Change in fair value of interest rate contracts						3,222			3,222
Amortization of interest rate contracts						(186)			(186)
Foreign currency translation	—	—	—	—	—	22,168	—	1,268	23,436

Comprehensive income	—	—	—	(139,184)	—	25,204	—	(35,788)	(149,768)

Balance, June 30, 2009	$555,000	$15,385	$2,973,140	$(852,168)	$15,045	$(24,645)	$(9,660)	$96,222	2,768,319

The Otto Transaction
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor to issue and sell 30 million common shares for aggregate gross proceeds of approximately $112.5 million to the members of the Otto Family. The agreement allows for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances are collectively referred to as the “Otto Transaction”. Under the terms of the Stock Purchase Agreement, the Company will also issue additional common shares to the Otto Family in an amount equal to any dividend declared by the Company after February 23, 2009 and prior to the applicable closing. The purchase price for the first 15 million common shares was $3.50 per share, and the purchase price for the second 15 million common shares is $4.00 per share. No separate consideration will be paid for the dividend shares. The purchase price for the common shares will be subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from February 23, 2009 until the applicable closing is less than $2.94 per share. The exercise price of the warrants is also subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term.
          On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction will occur in two closings. On May 11, 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. The stock purchase agreement provides that the second closing with the Otto Family is scheduled to close on or about October 9, 2009, subject to the satisfaction or waiver of certain closing conditions. The Company also issued 1,071,428 common shares as a result of the first quarter 2009 dividend to the Otto Family associated with the initial 15.0 million common shares. The Otto Family earned the right to receive an additional 1,787,304 common shares relating to the 2009 dividends upon second closing of 15.0 million common shares, should the second closing occur.
Equity Derivative Instruments — Otto Transaction
          The Downward Price Protection Provisions resulted in the equity forward commitments and warrants not qualifying for the scope exception under SFAS 133 as they were deemed to be not indexed to the Company’s own stock as defined in EITF 07-5. As a result, both instruments were required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration.
          These equity instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.
          The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the condensed consolidated balance sheet as follows (in millions):

Derivatives not designated as
hedging instruments under	June 30, 2009
SFAS 133	Balance Sheet Location	Fair Value
Equity forward — yet to be issued	Other liabilities	$21.7
Warrants	Other liabilities	19.5

		$41.2

          The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

Derivatives not designated as
hedging instruments under SFAS	Three-Month Period Ended June 30, 2009
133	Income Statement Location	Gain (Loss)
Equity forward — issued shares	Loss on equity derivative instruments	$(38.0)
Equity forward — yet to be issued	Loss on equity derivative instruments	(31.7)
Warrants	Loss on equity derivative instruments	(10.3)

		$(80.0)

          The loss above for these contracts was derived principally from the increase of the Company’s stock price from April 9, 2009, the shareholder approval date, to the market price on June 30, 2009.
Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis
          The valuation of these instruments is determined using a Bloomberg pricing model. The Company has determined that the significant inputs used to value its equity forwards fall within Level 2 of the fair value hierarchy. However, the Company has determined that the warrants fall within Level 3 of the fair value hierarchy due to the significance of the volatility and dividend yield assumptions in the overall valuation. The Company utilized historical volatility assumptions as it believes this better reflects the true valuation of the instruments. Although the Company considered using an implied volatility based upon certain short-term publicly traded options on its common stock, it instead utilized its historical share price volatility when determining an estimate of fair value of its five year warrants. The Company believes that the long-term historic volatility better represents long-term future volatility and is more consistent with how an investor would view the value of these securities. The Company will continually evaluate its significant assumptions to determine what it believes provides the most relevant measurements of fair value at each reporting date.

	Fair Value Measurement at
	June 30, 2009
	Level 1	Level 2	Level 3	Total
Equity Forward — yet to be issued	$—	$21.7	$—	$21.7
Warrants	$—	$—	$19.5	$19.5
          The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities as noted above having fair value measurements based on significant unobservable inputs (Level 3).

Equity Derivative
Instruments –
Asset (Liability)
Balance of Level 3 at March 31, 2009	$—
Initial Valuation	(9.2)
Unrealized loss	(10.3)

Balance of Level 3 at June 30, 2009	$(19.5)

Adoption of SFAS 160 and FSP APB 14-1
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
Stock-Based Compensation
          In May 2009, the Otto Transaction was approved by the Company’s shareholders in April 2009 resulting in a “potential change in control” under the Company’s equity-based award plans. In accordance with the equity-based award plans, all unvested stock options which were not subject to deferral elections became fully exercisable and all restrictions on unvested restricted shares lapsed. As such, in April 2009, the Company recorded an accelerated non-cash charge in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) of approximately $10.5 million related to these equity awards.
Dividends
          The Company declared a dividend in each of the first quarter and second quarter dividend on March 2, 2009 and May 28, 2009 respectively, on its common shares of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the first and second quarter dividends, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash. This new payout initiative is a part of the Company’s strategy to further enhance liquidity and maximize free cash flow while continuing to maintain its REIT status. Common share dividends declared, per share, were $0.69 and $1.38 for the three- and six-month periods ended June 30, 2008.
Share Repurchase Program
          In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of June 30, 2009, the Company had repurchased under this program 5.6 million of its common shares for an aggregate cost of $261.9 million at a weighted average cost of $46.66 per share. The Company has not repurchased any of its shares pursuant to this program in 2008 or 2009.
Deferred Obligations
          During the six-month period ended June 30, 2009, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $3.0 million in deferred obligations. Also, in the first quarter of 2009, in accordance with the transition rules under Section 409A of the Internal Revenue Code, certain officers elected to have their deferrals distributed, which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $1.8 million.
11. OTHER REVENUE
          Other revenue for the three- and six-month periods ended June 30, 2009 and 2008, was comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods Ended
	Ended June 30,		June 30,
	2009	2008	2009	2008
Lease termination fees	$1.1	$1.4	$2.6	$4.2
Financing fees	0.3	—	0.6	—
Other	0.3	0.3	1.8	0.5

	$1.7	$1.7	$5.0	$4.7

12. IMPAIRMENT CHARGES
          During the three- and six- month periods ended June 30, 2009, the Company recorded impairment charges of $107.0 million and $117.9 million, respectively, on its consolidated real estate investments determined pursuant to the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Of the aggregate amount, approximately $56.9 million in asset impairments were triggered primarily due to the Company’s marketing of these assets for sale combined with the overall economic downturn in the retail real estate environment during the six months ended June 30, 2009. These assets were not classified as held for sale as of June 30, 2009, due to outstanding contingencies. The remaining $61.0 million for the three and six months ended June 30, 2009 of impairment charges related to 13 assets formerly occupied by Mervyns, of which the Company’s proportionate share was $29.7 million after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture. An additional $25.1 million was reported for the three and six months ended June 30, 2009 as a component of discontinued operations relating to five assets classified as held for sale pursuant to SFAS 144 as of June 30, 2009.
          During the three- and six-month periods ended June 30, 2009, the Company recorded impairment charges of $40.3 million and $41.1 million, respectively, on several of its unconsolidated joint venture investments, primarily those investments with the Coventry II Fund, as these investments incurred an “other than temporary impairment.” The major factors contributing to the timing of the second quarter impairment charges were the communication by the Coventry II Fund investors indicating they would not contribute any additional capital for any of the projects and the Coventry II Fund’s inability, to date, to reach an agreement with the first mortgage lender as to the Bloomfield project and the related defaults under several loan obligations of the joint ventures. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. The Company believed the value of the investments in the current environment was other than temporarily impaired.

Measurement of Fair Value
          The Company is required to assess the value of both impaired consolidated assets and unconsolidated joint venture investments in accordance with SFAS 157. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.
Items Measured at Fair Value on a Non-Recurring Basis
          The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the six months ended June 30, 2009. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurement at June 30, 2009
					Total
	Level 1	Level 2	Level 3	Total	Losses
Long-lived assets held and used	$—	$—	$182.9	$182.9	$117.9
Unconsolidated joint venture investments	0.8	—	25.5	26.3	41.1
Assets held for sale pursuant to SFAS 144	—	—	51.8	51.8	25.1
13. DISCONTINUED OPERATIONS
          Pursuant to the definition of a component of an entity in SFAS 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Included in discontinued operations for the three- and six-month periods ended June 30, 2009 and 2008, are 21 properties in 2009 (including six properties considered as held for sale at June 30, 2009) aggregating 2.4 million square feet, and 22 shopping centers sold in 2008 (including one business center and one property held for sale at December 31, 2007) aggregating 1.3 million square feet. The balance sheet relating to the assets held for sale and the operating results relating to assets sold or designated as assets held for sale at June 30, 2009, are as follows (in thousands):

June 30, 2009
Land	$21,156
Building	40,881
Other real estate assets	2,991

65,028
Less: Accumulated depreciation	(13,247)

Total assets held for sale	$51,781

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$4,347	$10,426	$10,020	$22,428

Expenses:
Operating	1,116	3,222	2,748	6,677
Impairment charges	25,091	—	25,091	—
Interest, net	1,439	2,169	3,079	4,393
Depreciation and amortization	1,499	4,043	3,320	7,467

Total expense	29,145	9,434	34,238	18,537

(Loss) income before (loss) gain on disposition of real estate	(24,798)	992	(24,218)	3,891
(Loss) gain on disposition of real estate	(36,023)	1,078	(24,416)	886

Net (loss) income	$(60,821)	$2,070	$(48,634)	$4,777

14. EARNINGS PER SHARE
          Earnings per share (“EPS”) have been computed pursuant to the provisions of SFAS 128, “Earnings Per Share.” Effective January 1, 2009, the Company adopted FSP EITF 03-6-1. The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. Under the two-class method, EPS are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Basic and Diluted Earnings
(Loss) income from continuing operations	$(200,831)	$35,710	$(128,690)	$73,167
Add: Gain on disposition of real estate	648	908	1,096	3,275
Less: (loss) income attributable to non-controlling interests	34,419	(2,025)	37,044	(4,396)

(Loss) income from continuing operations attributable to DDR common shareholders	(165,764)	34,593	(90,550)	72,046
Less: Preferred share dividends	(10,567)	(10,567)	(21,134)	(21,134)

(Loss) income from continuing operations attributable to DDR common shareholders	(176,331)	24,026	(111,684)	50,912
Less: Earnings attributable to unvested shares and operating partnership units	(73)	(405)	(146)	(811)

(Loss) income from continuing operations — Basic	(176,404)	23,621	(111,830)	50,101

Basic Earnings Per Share
Basic — Average shares outstanding	144,227	119,390	136,514	119,269

(Loss) income from continuing operations attributable to DDR common shareholders	$(1.22)	$0.20	$(0.82)	$0.42
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.42)	0.02	(0.36)	0.04

Net (loss) income attributable to DDR common shareholders	$(1.64)	$0.22	$(1.18)	$0.46

Diluted Earnings Per Share
Basic — Average shares outstanding	144,227	119,390	136,514	119,269
Effect of dilutive securities:
Stock options	—	171	—	161
Operating partnership units	—	781	—	—

Diluted — Average shares outstanding	144,227	120,342	136,514	119,430

(Loss) income from continuing operations attributable to DDR common shareholders	$(1.22)	$0.20	$(0.82)	$0.42
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.42)	0.02	(0.36)	0.04

Net (loss) income attributable to DDR common shareholders	$(1.64)	$0.22	$(1.18)	$0.46

          Options to purchase 3.5 million and 2.3 million common shares were outstanding at June 30, 2009 and 2008, respectively, a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 3.5 million and 1.0 million common shares, respectively, were anti-dilutive at June 30, 2009 and 2008. Accordingly, the anti-dilutive options were excluded from the computations.
          The Company’s two issuances of Senior Convertible Notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at June 30, 2009 and $74.75 and $65.11 at June 30, 2008, were not included in the computation of diluted EPS for the three- and six-month periods ended June 30, 2009 and 2008 as the Company’s stock price did not exceed the conversion price of the conversion feature of the Senior Convertible Notes in these periods. In addition, the purchased option related to the convertible notes will not be included in the computation of diluted EPS as the purchase option is anti-dilutive.
          The Company has excluded from its basic and diluted EPS approximately 6.1 million common shares relating to the stock dividend that was declared during the three-month period ended June 30, 2009, but not issued until July 2009 as the determination of the number of common shares that would be issued had not occurred as of June 30, 2009. Additionally, the Company has also excluded from its basic and diluted EPS warrants to purchase 5.0 million common shares, issued in May 2009, as the average market price of the Company’s common stock did not exceed the exercise price of the warrants and according are anti-dilutive. Approximately 15.0 million common shares and warrants to purchase 5.0 million common shares relating to the Otto Transaction were also excluded due to the contingencies that existed at June 30, 2009. The 15.0 million common shares issued in May 2009 relating to the Otto Transaction were included in basic and diluted EPS from the date of issuance.
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
          At June 30, 2009, the shopping center segment consisted of 682 shopping centers (including 324 owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At June 30, 2008, the shopping center segment consisted of 708 shopping centers (including 318 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At June 30, 2009 the Company also owned six business centers in four states and at June 30, 2008, the Company owned seven business centers in five states.
          The table below presents information about the Company’s reportable segments for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands).

	Three-Month Period Ended June 30, 2009
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,285	$203,024		$204,309
Operating expenses	(894)	(169,083)		(169,977)

Net operating income	391	33,941		34,332
Unallocated expenses (1)			$(185,744)	(185,744)
Equity in net loss of joint ventures and impairment of joint venture interests		(49,419)		(49,419)

Loss from continuing operations				$(200,831)

	Three-Month Period Ended June 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,533	$221,101		$222,634
Operating expenses	(323)	(59,934)		(60,257)

Net operating income	1,210	161,167		162,377
Unallocated expenses (1)			$(139,222)	(139,222)
Equity in net income of joint ventures		12,555		12,555

Income from continuing operations				$35,710

	Six-Month Period Ended June 30, 2009
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,808	$415,735		$418,543
Operating expenses	(1,433)	(243,403)		(244,836)

Net operating income	1,375	172,332		173,707
Unallocated expenses (1)			$(252,456)	(252,456)
Equity in net loss of joint ventures and impairment of joint venture interests		(49,941)		(49,941)

Loss from continuing operations				$(128,690)

Total real estate assets	$49,485	$8,817,660		$8,867,145

	Six-Month Period Ended June 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,935	$449,713		$452,648
Operating expenses	(827)	(120,667)		(121,494)

Net operating income	2,108	329,046		331,154
Unallocated expenses (1)			$(277,930)	(277,930)
Equity in net income of joint ventures		19,943		19,943

Income from continuing operations				$73,167

Total real estate assets	$103,657	$9,114,079		$9,217,736

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the current economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;
•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;
•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores;
•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;
•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space, by such tenants;
•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;
•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;
•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;
•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the current economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability by the Company to obtain all necessary zoning and other required governmental permits and authorizations;
•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;
•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;
•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms or at all;
•	Recent disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of the Company’s common shares;
•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”), and would be adversely affected if it failed to qualify as a REIT;
•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;
•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could default on the loans outside of the Company’s control. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is an other than temporary decline pursuant to Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock (“APB 18”)”;
•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed for the purpose to develop and own properties in Canada, Russia and Ukraine;
•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;
•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws including tax laws and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.
Executive Summary
          The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing a portfolio of shopping centers. As of June 30, 2009, the Company’s portfolio consisted of 682 shopping centers and six business centers (including 324 owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2009, the Company owned and/or managed approximately 147 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and one property owned by a third party. The Company has assets in Canada and Russia at which the development was suspended at June 30, 2009. At June 30, 2009, the aggregate occupancy of the Company’s shopping center portfolio was 87.4%, as compared to 94.2% at June 30, 2008. Excluding the impact of the Mervyns vacancy, the aggregate occupancy of the Company’s shopping center portfolio was 89.4% at June 30, 2009. The Company owned 708 shopping centers and seven business centers at June 30, 2008. The average annualized base rent per occupied square foot was $12.52 at June 30, 2009, as compared to $12.47 at June 30, 2008.

          Net loss applicable to DDR common shareholders for the three-month period ended June 30, 2009 was $237.2 million, or $1.64 per share (diluted and basic), compared to revised net income applicable to DDR common shareholders of $26.1 million, or $0.22 per share (diluted and basic), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the six-month period ended June 30, 2009 was $160.3 million, or $1.18 per share (diluted and basic), as compared to revised net income applicable to DDR commons shareholders of $55.7 million, or $0.46 per share (diluted and basic), for the prior-year period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended June 30, 2009 was a loss of $166.5 million compared to revised FFO income of $95.9 million for the three-month period ended June 30, 2008. FFO applicable to DDR common shareholders for the six-month period ended June 30, 2009 was a loss of $26.5 million as compared to revised FFO income of $192.2 million for the six-month period ended June 30, 2008. The decrease in net income and reported loss as well as FFO applicable to common shareholders for the three- and six-month periods ended June 30, 2009 is primarily related to impairment charges, loss on sale of assets, a potential change in control charge and equity derivative related charges, partially offset by gains on debt repurchases in addition to several major tenant bankruptcies in late 2008 and early 2009.
Second quarter 2009 operating results
          The Company’s second quarter operating results were consistent with management’s expectations based on the current operating metrics of the Company’s portfolio. The second quarter’s leasing levels were significant with approximately three million square feet of space leased consisting of approximately 2.1 million of renewal and 0.9 million of new deals. While the Company recorded several non-cash charges during the quarter and given the challenges of the current operating environment, the Company is generally pleased with the overall performance of the portfolio.
          The Company has progressed on its de-leveraging plan and intends to continue to move in this direction. The Company is accessing a wide variety of capital sources, including retained free cash flow, asset sales, new financing proceeds and newly issued equity to achieve its objectives. As the Company considers various asset sales, the Company must determine which assets it wants to retain and which assets it is willing to sell or even considering for sale. Given the underlying opportunities that the current environment creates, the Company has reviewed the existing portfolio to create a list of its prime assets (those assets that the Company intends to hold for a long term and not offer for sale to a third party). As the Company continues to focus on its prime portfolio of properties, to align itself with the optimum strategic partners in the industry and to operate the Company with a lower leverage, the Company believes it will continue to enhance its position within the retail shopping center sector.
          In the second quarter of 2009, the Company repurchased $212.7 million aggregate principal amount of its senior unsecured notes at a gross discount of $54.1 million. In addition, the Company sold nine properties generating gross proceeds of $82.4 million in the second quarter of 2009. The Company recorded an aggregate loss on sale of approximately $36.3 million related to these assets. During this same period, the Company’s unconsolidated joint ventures also sold four properties, generating gross proceeds of $30.8 million of which the Company’s proportionate share was $5.0 million. From July 1st through August 4, 2009, the Company sold four assets, bringing the Company’s total asset sales, including its joint ventures, for 2009 to over $230 million. Several of these sales are generating accounting losses, but the Company believes that selling these non-prime assets is the appropriate strategy to achieve the Company’s goal of deleveraging. The Company also believes that the Company’s historic accounting cost basis should not be a driver or deterrent to appropriate transactional activity, particularly in the current economic environment.
          The Company has substantially addressed all of its consolidated debt maturities in 2009. As the Company intends to raise capital from a variety of sources, although no assurances can be made that it will be successful, the Company believes it has an achievable plan that if successfully executed will address its 2010, 2011 and 2012 debt maturities. Additionally, the Company continues to make progress on several new debt capital transactions. Leverage and liquidity continue to be a primary focus.
          The Company’s cash and capacity on its unsecured revolving credit facilities at June 30, 2009 was approximately $170 million. The Company has intentionally and temporarily chosen to operate with reduced availability on these facilities in order to take advantage of repurchasing its near term unsecured debt maturities at a discount to par. The Company anticipates that in the fourth quarter of 2009, the Company will utilize proceeds generated from its recent and anticipated capital initiatives to reduce borrowings under its unsecured revolving credit facilities.
          Despite a strong volume of leasing transaction results and tenant feedback, the Company is still experiencing the effects of the retail bankruptcies that occurred in late 2008 and early 2009 as well as the general retail fallout that has and will likely continue to flow through the system. The Company has made significant leasing progress and continues to creatively re-tenant the Company’s portfolio; however, the Company does not discount the challenges of the current operating environment. Leasing deals are challenging, retailers and landlords alike are under pressure, and the consumer continues to lack confidence resulting in a reduction in consumer spending. However, this change in spending pattern can provide for a benefit to several of the Company’s tenants which typically provide value, convenience and day-to-day necessities. The Company continues to monitor weaker retailers, meet with key retailers, and stay apprised of industry-wide issues that may potentially cause systemic risks and disrupt retailer operations. Despite the challenges of backfilling space formerly occupied by bankrupt retailers, the expansion of certain retailers presents some opportunity. While the Company is aware of the fact that many retailers are facing unprecedented sales declines, there continues to be several retailers considering expanding store count to capture market share from their current and former competitors.
          For the remainder of 2009, the Company intends to focus its efforts on enhancing its liquidity, strengthen the balance sheet, and increase the long-term growth profile of the portfolio.

Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Base and percentage rental revenues	$138,734	$152,888	$(14,154)	(9.3)%
Recoveries from tenants	44,829	46,162	(1,333)	(2.9)
Ancillary and other property income	4,974	6,256	(1,282)	(20.5)
Management fees, development fees and other fee income	14,040	15,637	(1,597)	(10.2)
Other	1,732	1,691	41	2.4

Total revenues	$204,309	$222,634	$(18,325)	(8.2)%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Base and percentage rental revenues	$282,333	$307,727	$(25,394)	(8.3)%
Recoveries from tenants	92,714	97,403	(4,689)	(4.4)
Ancillary and other property income	10,012	10,866	(854)	(7.9)
Management fees, development fees and other fee income	28,502	31,924	(3,422)	(10.7)
Other	4,982	4,728	254	5.4

Total revenues	$418,543	$452,648	$(34,105)	(7.5)%

          Base and percentage rental revenues of the core portfolio properties (shopping center properties owned as of January 1, 2008, but excluding properties under development/redevelopment and those classified in discontinued operations) (“Core Portfolio Properties”) decreased approximately $21.9 million, or 7.8%, for the six-month period ended June 30, 2009, as compared to the same period in 2008. The decrease in overall base and percentage rental revenues was due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$(21.9)
Development/redevelopment of shopping center properties	(0.4)
Business center properties	(0.2)
Straight-line rents	(2.9)

$(25.4)

          At June 30, 2009, the aggregate occupancy rate of the Company’s shopping center portfolio was 87.4%, as compared to 94.2% at June 30, 2008. The Company owned 682 shopping centers at June 30, 2009, as compared to 708 shopping centers at June 30, 2008. The average annualized base rent per occupied square foot was $12.52 at June 30, 2009, as compared to $12.47 at June 30, 2008.

The base and percentage rental revenue decrease within the Core Portfolio is due almost exclusively to the impact of the major tenant bankruptcies including Mervyns, Goody’s, Linens ‘N Things, Circuit City and Steve and Barry’s. These bankruptcies have also driven the Company’s current historically low occupancy level.
          At June 30, 2009, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 90.0%, as compared to 93.2% at June 30, 2008. The Company had 323 wholly-owned shopping centers at June 30, 2009, as compared to 350 shopping centers at June 30, 2008. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.74 at June 30, 2009, as compared to $11.63 at June 30, 2008. The decrease in occupancy rate is primarily a result of the bankruptcies discussed above, excluding Mervyns.
          At June 30, 2009, the aggregate occupancy rate of the Company’s joint venture shopping centers was 85.2%, as compared to 95.0% at June 30, 2008. The Company’s joint ventures owned 359 shopping centers including 35 consolidated centers primarily owned through a joint venture which owns sites previously occupied by Mervyns at June 30, 2009, as compared to 358 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at June 30, 2008. The average annualized base rent per occupied square foot was $13.22 at June 30, 2009, as compared to $13.20 at June 30, 2008. The decrease in the occupancy rate is primarily a result of the bankruptcies discussed above as well as the impact of the vacancy of the Mervyns sites in 2009.
          At June 30, 2009, the aggregate occupancy rate of the Company’s business centers was 71.6%, as compared to 71.2% at June 30, 2008. The business center portfolio includes six assets in four states at June 30, 2009. The business center portfolio consisted of seven assets in five states at June 30, 2008.
          Recoveries from tenants decreased $4.7 million, or 4.8%, for the six-month period ended June 30, 2009, as compared to the same period in 2008. Recoveries were approximately 73.1% and 80.2% of operating expenses and real estate taxes including bad debt expense for the six-months ended June 30, 2009 and 2008, respectively. This decrease in recoveries from tenants was primarily a result of the decrease in occupancy of the Company’s portfolio as discussed above due to major tenant bankruptcies.
          The decrease in ancillary and other property income is primarily attributable to a $1.0 million nonrecurring fee recognized in 2008. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

          The decrease in management, development and other fee income for the six-month period ended June 30, 2009, is primarily due to the following (in millions):

Increase
(Decrease)
Development fee income	$(1.9)
Leasing commissions	(0.4)
Decrease in property and asset management fee income at various unconsolidated joint ventures	(1.1)

$(3.4)

          The decrease in development fee income was primarily the result of the reduced construction activity and the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund discussed below. In light of current market conditions, development fees may continue to decline if development or redevelopment projects are delayed and/or cancelled. The reduction in management fess was primarily attributed to tenant bankruptcies previously discussed and joint venture asset sales and disposals.
          Other revenue was comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Lease termination fees	$1.1	$1.4	$2.6	$4.2
Financing fees	0.3	—	0.6	—
Other	0.3	0.3	1.8	0.5

	$1.7	$1.7	$5.0	$4.7

Expenses from Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Operating and maintenance	$35,292	$33,373	$1,919	5.8%
Real estate taxes	27,671	26,884	787	2.9
Impairment charges	107,014	—	107,014	100.0
General and administrative	28,412	21,333	7,079	33.2
Depreciation and amortization	58,641	55,886	2,755	4.9

	$257,030	$137,476	$119,554	87.0%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Operating and maintenance	$70,805	$68,289	$2,516	3.7%
Real estate taxes	56,112	53,205	2,907	5.5
Impairment charges	117,919	—	117,919	100.0
General and administrative	47,583	42,047	5,536	13.2
Depreciation and amortization	119,900	109,669	10,231	9.3

	$412,319	$273,210	$139,109	50.9%

          Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.4% of total revenues for the six-month periods ended June 30, 2009 and 2008 (see Economic Conditions).
          The increase in rental operation expenses, excluding general and administrative and impairment charges, for the six-month period ended June 30, 2009 compared to 2008, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$1.9	$1.3	$4.7	(1)
Development/redevelopment of shopping center properties	1.0	1.6	5.2
Provision for bad debt expense	(0.5)	—	—
Business center properties	0.1		—
Personal property	—	—	0.3

	$2.5	$2.9	$10.2

(1)	Primarily relates to accelerated depreciation due to changes in estimate regarding asset useful lives and additional assets placed in service.
          The majority of the increase in operating expenses is related to increased landlord expenses primarily relating to the vacancies as a result of tenant bankruptcies, particular the sites formerly occupied by Mervyns which were generally triple net leased space. The Company is in the process of appealing numerous real estate tax charges given the current economic environment and increased vacancy resulting from these tenant bankruptcies.
          The Company recorded impairment charges of $117.9 million for the six-month period ended June 30, 2009 on various of its consolidated real estate investments determined pursuant to the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Of the aggregate amount, approximately $56.9 million in asset impairments were triggered primarily due to the Company’s marketing of these assets for sale combined with the overall economic downturn in the retail real estate environment during the six-months ended June 30, 2009. The remaining $61.0 million of impairment charges related to 13 assets formerly occupied by Mervyns, of which the Company’s proportionate share was $29.7 million after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture.
          The increase in general and administrative expenses is primarily attributable to the “potential change in control” charge discussed below, partially offset by the termination of a supplemental equity award program in December 2008, lower headcount and a reduction in general corporate expenses. Total general and administrative expenses were approximately 5.4% and 4.4% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the six-month periods ended June 30, 2009 and 2008, respectively.
          In May 2009, the Company issued common shares as part of the transaction with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The share issuances and forward commitment, together with the warrants, are collectively referred to as the “Otto Transaction” was approved by the Company’s shareholders in April 2009 resulting in a “potential change in control” under the Company’s equity-based award plans. In addition, when the members of the Otto Family beneficially own 20% or more of the Company’s outstanding common shares as a result of the second closing of the Otto Transaction as expected, a “change in control” will be deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options are fully exercisable and all restrictions on unvested restricted shares lapsed, and in accordance with the equity deferred compensation plans, it is expected that all unvested deferred stock units will become vested and no longer subject to forfeiture at the second closing of the Otto Transaction, as expected on or before October 9, 2009. As such, in April 2009, the Company recorded an accelerated non-cash charge in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) of approximately $10.5 million related to these equity awards as a result of the Company’s shareholders approving a potential change in control. The Company expects to record a non-cash charge $4.7 million upon change in control later in 2009 upon the second closing and the issuance of additional common shares in connection with the Otto Transaction should the transaction occur.
          The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $6.0 million and $7.9 million for the six months ended June 30, 2009 and 2008, respectively. The Company will cease the capitalization of these items as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized costs will be reduced. In connection with the anticipated reduced level of development spending, the Company has taken steps to reduce overhead costs, such as reducing head count, in this area.
Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Interest income	$3,228	$547	$2,681	490.1%
Interest expense	(59,962)	(62,362)	2,400	(3.8)
Gain on repurchases of senior notes	45,901	200	45,701	22,850.5
Loss on equity derivative instruments	(80,025)	—	(80,025)	100.0
Other expense, net	(6,913)	(102)	(6,811)	6,677.5

	$(97,771)	$(61,717)	$(36,054)	58.4%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Interest income	$6,257	$1,115	$5,142	461.2%
Interest expense	(119,219)	(125,612)	6,393	(5.1)
Gain on repurchases of senior notes	118,479	200	118,279	59,139.5
Loss on equity derivative instruments	(80,025)	—	(80,025)	100.0
Other expense, net	(10,575)	(600)	(9,975)	1,662.5

	$(85,083)	$(124,897)	$39,814	(31.9)%

          Interest income increased primarily due to interest earned from financing receivables which aggregated $121.0 million at June 30, 2009. There were no financing receivables at June 30, 2008.
          Interest expense decreased primarily due to the decrease in short-term interest rates partially offset by a decline in capitalized interest. The weighted-average debt outstanding and related weighted-average interest rates are as follows (as adjusted):

	Six-Month Periods
	Ended June 30,
	2009	2008
Weighted average debt outstanding (billions)	$5.7	$5.7
Weighted average interest rate	4.5%	5.1%

	At June 30,
	2009	2008
Weighted average interest rate	4.2%	4.7%
          The reduction in weighted-average interest rates in 2009 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $5.8 million and $11.6 million for the three- and six-month periods ended June 30, 2009, respectively, as compared to $9.8 million and $19.4 million for the same periods in 2008. The Company will cease the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized interest may be reduced in future periods.
          Gains on the repurchases of senior notes relates to the Company’s purchase of approximately $376.2 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par during the six-months ended June 30, 2009, resulting in a net GAAP gain of $118.5 million.
          Other expense primarily related to a reserve associated with a mezzanine note receivable of $5.4 million as well as litigation-related expenditures, the write-off of costs associated with abandoned development projects and costs incurred for transactions that are not expected to close.

Other items (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Equity in net (loss) income of joint ventures	$(9,153)	$12,555	$(21,708)	(172.9)%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(920)	(286)	(634)	221.7

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Equity in net (loss) income of joint ventures	$(8,801)	$19,943	$(28,744)	(144.1)%
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	110	(1,317)	1,427	(108.4)
          A summary of the change in equity in net (loss) income of joint ventures for the six-month period ended June 30, 2009, is composed of the following (in millions):

Increase
(Decrease)
Decrease in income from existing joint ventures, primarily due to lower occupancy levels and ceasing of capitalized interest on joint ventures under development due to a reduction in construction activity	$(10.0)
Decrease in income at certain joint ventures primarily attributable to loss on sale or impairment charges on unconsolidated assets	(12.6)
Disposition of joint venture assets (see Off-Balance Sheet Arrangements)	(6.1)

$(28.7)

          Impairment of joint venture investments is a result of the Company’s determination that several of the Company’s unconsolidated joint venture investments suffered an “other than temporary impairment.” For the three and six months ended June 30, 2009, the Company recorded impairment charges of approximately $40.3 million and $41.1 million, respectively, primarily related to the Company’s investments with Coventry Real Estate Fund II, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stock” (“APB 18”). The provisions of this opinion require that a loss in value of an investment under the equity method of accounting that is an other than temporary decline must be recognized. The major factors contributing to the timing of the second quarter impairment charges were the communication by Coventry II Fund investors indicating they would not contribute any additional capital for any of the projects.
Discontinued Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
(Loss) income from discontinued operations	$(24,798)	$992	$(25,790)	(2,599.8)%
(Loss) gain on disposition of real estate, net of tax	(36,023)	1,078	(37,101)	(3,441.7)

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
(Loss) income from discontinued operations	$(24,218)	$3,891	$(28,109)	(722.4)%
(Loss) gain on disposition of real estate, net of tax	(24,416)	886	(25,302)	(2,855.8)
          Included in discontinued operations for the three- and six-month periods ended June 30, 2009 and 2008, are 21 properties in 2009 (including six properties classified as held for sale at June 30, 2009), aggregating 2.4 million square feet, and 22 shopping centers sold in 2008 (including one business center and one property classified as held for sale at December 31, 2007) aggregating 1.3 million square feet. In addition, included in the reported loss for both the three- and six-month periods ended June 30, 2009 is $25.1 million of impairment charges associated with assets held for sale pursuant to SFAS 144.
Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Gain on disposition of real estate, net of tax	$648	$908	$(260)	(28.6)%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Gain on disposition of real estate, net of tax	$1,096	$3,275	$(2,179)	(66.5)%
          The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Land sales (1)	$—	$0.6	$—	$2.7
Previously deferred gains and other gains and losses on dispositions (2)	0.6	0.3	1.1	0.6

	$0.6	$0.9	$1.1	$3.3

(1)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(2)	These gains and losses are primarily attributable to the subsequent leasing of units subject to master leases and other obligations originally established on disposed properties, which are no longer required.

Non-controlling interests (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Non-controlling interests	$34,419	$(2,025)	$36,444	(1,799.7)%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Non-controlling interests	$37,044	$(4,396)	$41,440	(942.7)%
          Non-controlling interests expense decreased for the six-month period ended June 30, 2009, primarily due to the following (in millions):

Increase
(Decrease)
DDR MDT MV LLC (owned approximately 50% by the Company) (1)	$(40.6)
Net loss from consolidated joint venture investments	(0.1)
Conversion of 0.5 million operating partnership units to common shares	(0.3)
Decrease in the quarterly distribution to operating partnership units investments	(0.4)

$(41.4)

(1)	The joint venture owns 32 locations formerly occupied by Mervyns, who declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. This amount is a result of the $61.0 million in impairment charges recorded on 13 of the assets during the three- and six-month periods ended June 30, 2009.
Net Income (in thousands)

	Three-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Net (loss) income attributable to DDR	$(226,585)	$36,663	$(263,248)	(718.0)%

	Six-Month Periods Ended
	June 30,
	2009	2008	$ Change	% Change
Net (loss) income attributable to DDR	$(139,184)	$76,823	$(216,007)	(281.2)%

          The decrease in net (loss) income for the three- and six-month periods ended June 30, 2009 is primarily related to impairment charges, loss on sale of assets, a potential change in control charge and equity derivative related charges, partially offset by gains on debt repurchases in addition to several major tenant bankruptcies in late 2008 and early 2009. A summary of changes in 2009 as compared to 2008 is as follows (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(21.0)	$(39.5)
Increase in impairment charges	(107.0)	(117.9)
Increase in general and administrative expenses	(7.1)	(5.5)
Increase in depreciation expense	(2.7)	(10.2)
Increase in interest income	2.7	5.1
Decrease in interest expense	2.4	6.4
Increase in gain on repurchases of senior notes	45.7	118.3
Change in equity derivative instruments	(80.0)	(80.0)
Change in other expense	(6.8)	(10.0)
Decrease in equity in net income of joint ventures	(21.7)	(28.7)
Increase in impairment of joint ventures investments	(40.3)	(41.2)
Change in income tax benefit/expense	(0.6)	1.4
Decrease in income from discontinued operations	(25.8)	(28.1)
Decrease in gain on disposition of real estate of discontinued operations properties	(37.1)	(25.3)
Decrease in gain on disposition of real estate	(0.3)	(2.2)
Decrease in non-controlling interest expense	36.4	41.4

Increase in net loss attributable to DDR	$(263.2)	$(216.0)

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
          For the three-month period ended June 30, 2009, FFO applicable to DDR common shareholders was a loss of $166.5 million, as compared to an adjusted FFO income of $95.9 million for the same period in 2008. For the six-month period ended June 30, 2009, FFO applicable to DDR common shareholders was a loss of $26.5 million, as compared to an adjusted FFO income of $192.2 million for the same period in 2008. The decrease in FFO, for the six-month period ended June 30, 2009, is primarily related to impairment charges, loss on sale of assets, a potential change in control charge and equity derivative related charges, partially offset by gains on debt repurchases in addition to several major tenant bankruptcies in late 2008 and early 2009. The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income applicable to DDR common shareholders (1)	$(237,152)	$26,096	$(160,318)	$55,689
Depreciation and amortization of real estate investments	57,565	57,279	118,601	111,641
Equity in net loss (income) of joint ventures	9,153	(12,555)	8,374	(19,943)
Joint ventures’ FFO (2)	3,809	25,908	18,968	45,088
Non-controlling interests (OP Units)	80	290	159	884
Loss (gain) on disposition of depreciable real estate (3)	60	(1,133)	(12,274)	(1,151)

FFO applicable to DDR common shareholders	(166,485)	95,885	(26,490)	192,208
Preferred dividends	10,567	10,567	21,134	21,134

Total FFO	$(155,918)	$106,452	$(5,356)	$213,342

(1)	Includes straight-line rental revenues of approximately $0.4 million and $2.1 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $1.4 million and $4.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income (a)	$(54,452)	$72,349	$(62,934)	$98,376
Gain on disposition of real estate, net	—	11	—	13
Depreciation and amortization of real estate investments	62,947	59,845	127,037	116,449

	$8,495	$132,205	$64,103	$214,838

DDR ownership interest (b)	$3,809	$25,908	$18,968	$45,088

(a)	Includes straight-line rental revenue of approximately $0.9 million and $1.8 million for the three-month periods ended June 30, 2009 and 2008, respectively, of which the Company’s proportionate share was $0.1 million and $0.3 million, respectively. For the six-month periods ended June 30, 3009 and 2008, includes straight-line rental revenue of approximately $1.7 million and $4.1 million, respectively, of which the Company’s proportionate share was $0.1 million and $0.5 million respectively.

(b)	The Company’s share of joint venture net income (loss) has been reduced by $2.6 million and $0.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, and $2.2 million and $0.3 million for the six-month periods ended June 30, 2009 and 2008, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At June 30, 2009 and 2008, the Company owned unconsolidated joint venture interests relating to 324 and 318 operating shopping center properties, respectively.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three- and six-month periods ended June 30, 2008, net gains resulting from residual land sales aggregated $0.6 million and $2.7 million, respectively. For the three-month periods ended June 30, 2009 and 2008, merchant building gains, net of tax, aggregated $0.7 million and $0.2 million, respectively. For the six-month periods ended June 30, 2009 and 2008, merchant building gains, net of tax, aggregated $0.8 million and $0.3 million, respectively.
Liquidity and Capital Resources
          The Company relies on capital to buy, develop and improve its shopping center properties, as well as repay its obligations as they become due. Events in 2008 and continuing into 2009, including recent failures and near failures of a number of large financial services companies, have made the capital markets volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company and anticipates utilizing a combination of these capital sources to achieve its goal of deleveraging.

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
          The Company’s Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued, contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. The Revolving Credit Facilities and indentures also contain customary default provisions including the failure to timely pay principal and interest issued thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the inability to obtain further funding and/or an acceleration of any outstanding borrowings.
          As of June 30, 2009, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2009 and beyond; however, the current economic downturn along with the dislocation in the global credit markets has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or the Company is unable to successfully execute its plans as further described below, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing its financial flexibility.

          At June 30, 2009, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(1.170)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.005)

Amount Available	$0.142

          As of June 30, 2009, the Company had cash of $28.7 million. As of June 30, 2009, the Company also had 264 unencumbered consolidated operating properties generating $210.3 million, or 49.0%, of the total revenue of the Company for the six months ended June 30, 2009, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
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
          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants (especially the anchor tenants) remain in relatively strong financial standing, the current environment has resulted in tenant bankruptcies affecting the Company’s real estate portfolio, including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 projected operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s revolving credit facilities as further described above. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated revenues, Walmart at 5.5%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which should enable many tenants to continue operating within this challenging economic environment.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants in 2009 and beyond. As discussed below, the Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will continue to strategically utilize proceeds from the above sources to repay outstanding borrowings on the Company’s credit facilities and strategically repurchase the Company’s publicly traded debt at a discount to par to further improve leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company funded its first and second quarter 2009 dividends in a combination of 90% DDR common shares and 10% cash. Dividend distributions are expected to be determined on a quarterly basis. The changes to the Company’s 2009 dividends policy to date have resulted in additional free cash flow, which has been applied primarily to reduce leverage. This change in the Company’s quarterly dividend payments; including the elimination of a quarterly of a dividend in January 2009, is expected to save approximately $300 million of retained capital in 2009 relative to the Company’s 2008 dividend policy.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. In May 2009, the Company issued common shares as part of the Otto Transaction resulting in gross equity proceeds of approximately $52.5 million. The Company expects to close on the sale of the remaining common shares no later than the fourth quarter of 2009 for estimated gross proceeds of approximately $60 million, subject to certain closing conditions. The Company intends to use the total estimated $112.5 million in gross proceeds received from this strategic investment in 2009 to reduce leverage. The Company also intends to evaluate other alternatives to raise equity, including its ability to issue additional common shares in 2009 under the continuous equity program.

•	Debt Financing and Refinancing — As of June 30, 2009, the Company had approximately $88.1 million of consolidated debt maturing during the remainder of 2009, including regular principal amortization, excluding obligations where the Company has an extension option. These maturities are related to various loans secured by certain shopping centers. The Company repaid approximately $45.7 million of this indebtedness in July 2009. The remaining $42.4 million is expected to be repaid through the use of retained cash flows from operations, the Company’s Revolving Credit Facilities, financings discussed below and/or extensions currently under negotiation with certain existing lenders.

In May 2009, the Company closed on two secured loans for aggregate proceeds of approximately $125 million. In addition, a $60 million six-month bridge loan funded by the Otto Family in March 2009 was converted in May 2009 into a five-year fixed-rate term loan with a 9% interest rate. In July 2009, the Company obtained $17 million of mortgage debt from a life insurance company on two shopping centers at a 6% interest rate and maturing in 2017.

•	Asset Sales — For the six months ended June 2009, the Company and its consolidated and unconsolidated joint ventures sold numerous assets generating nearly $180 million in estimated total proceeds. In July 2009, an additional $55.2 million in estimated gross proceeds was generated. The Company and its joint ventures are also in various stages of discussions with third parties for the sale of additional assets.

•	Debt Repurchases — Because of the current economic environment, the Company’s publicly traded debt securities have been trading at discounts to par. During the first and second quarters of 2009, the Company repurchased approximately $376.2 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $135.5 million. Although the Company will evaluate all of its alternatives to optimize its use of cash generated from the sources above to achieve the strategic goal of de-leveraging, the Company expects that it will continue to opportunistically repurchase its debt securities at a discount to par to further improve its leverage ratios.
          As further described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all, and therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants and repay the Company’s obligations as they become due.
          Part of the Company’s overall strategy includes actively addressing debt maturing after 2009, and considering alternative courses of action in the event that the capital markets continue to be volatile. The Company has been very careful to balance the amount and timing of its debt maturities. In the first six months of 2009, the Company purchased an additional $376.2 million of aggregate principal amount of its outstanding senior unsecured notes at a discount to par. Following the repayment of $227.0 million of senior notes in January 2009, the Company has no major maturities until May 2010, providing time to address the larger maturities (including the Company’s credit facilities) which occur in 2010 through 2012. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that may materially impact its expected financial results as interest rates in the future will likely be at levels higher than the amounts it is presently incurring. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks, some international lenders and the United States Term Asset — Backed Securities Loan Facility program. The approval process from the lenders has slowed, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms pricing spreads, in general, are higher and loan-to-values ratios are lower. Moreover, the Company continues to look beyond 2009 to ensure that the Company is prepared if the current credit market dislocation continues (See Contractual Obligations and Other Commitments).
          The Company’s 2010 debt maturities consist of: $454.2 million of unsecured notes, of which $193.5 million mature in May 2010 and $260.7 million mature in August 2010; $643.8 million of consolidated mortgage debt; $23.1 million of construction loans; $1.2 billion of unsecured revolving credit facilities and $1.6 billion of unconsolidated joint venture mortgage debt (of which the Company’s proportionate share is $0.4 billion). The Company’s unsecured Revolving Credit Facilities allow for a one-year extension option at the option of the Company to June 2011. Of the 2010 unconsolidated joint venture mortgage debt, the Company or the joint venture has the option to extend approximately $585.5 million at existing terms. In the first six months of 2009, the Company repurchased approximately $43.8 million of the senior unsecured notes maturing in 2010 with proceeds from its Unsecured Credit Facilities. Also, in the first six months of 2009, the Company repurchased approximately $151.5 million aggregate principal amount of senior unsecured notes maturing in 2011 and approximately $180.9 million aggregate principal amount of senior unsecured notes maturing in 2012 with proceeds from its Unsecured Revolving Credit Facilities. The Company may repurchase additional unsecured notes as operating cash and/or cash from equity and debt financings becomes available.
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
          The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended
	June 30,
	2009	2008
Cash flow provided by operating activities	$139,879	$194,437
Cash flow provided by (used for) investing activities	15,082	(227,566)
Cash flow (used for) provided by financing activities	(154,619)	29,282
          Operating Activities: The decrease in operating activities in the six-months ended June 30, 2009 as compared to the same period in 2008, was primarily due to a decrease in the level of distributions from the Company’s unconsolidated joint ventures and the impact from the previously discussed bankruptcies.
          Investing Activities: The change in investing activities for the six months ended June 30, 2009 as compared to the same period in 2008, was primarily due to a reduction in capital expenditure spending for the completion of redevelopment and ground-up development projects as well as more asset dispositions.
          Financing Activities: The change in cash used for financing activities for the six months ended June 30, 2009 as compared to the same period in 2008, is primarily due to debt repurchases partially offset by a reduction in the cash dividends paid in 2009 and increased proceeds from the issuance of stock.
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
          The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $77.7 million for the second quarter of 2009, as compared to $186.8 million of cash dividends for the same period in 2008. Accordingly, federal income taxes have not been incurred at the corporate level for 2009.
          The Company declared a quarterly dividend of $0.20 per common share for the first and second quarters of 2009, payable in either cash or common shares at the election of shareholders, provided that the dividends payable in cash could not exceed 10% of the aggregate dividend. Based upon the Company’s current results of operations and debt maturities, the Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow, while still adhering to REIT payout requirements. This payout policy will result in a 2009 annual dividend at or near the minimum distribution required to maintain REIT status. The Company will continue to monitor the 2009 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders. The 2009 payout policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage (see Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments for further discussion of capital resources).

Current Strategies
Strategic Transactions
Otto Transaction
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor to issue and sell 30 million common shares to the members of the Otto Family for aggregate gross proceeds of approximately $112.5 million. In addition, the Company will issue warrants to purchase up to 10 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company will also issue additional common shares to the Otto Family in an amount equal to any dividends declared by the Company after February 23, 2009 and prior to the applicable closing of the stock purchase to the extent payable in common shares which the dividend is payable to all shareholders all or in part with Company stock.
          On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction will occur in two closings. On May 11, 2009, the Company issued and sold 15.0 million shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. The second closing with the Otto Family is expected to occur on or before October 9, 2009, subject to the satisfaction or waiver of certain closing conditions. The Company also issued an additional 1,071,428 common shares as a result of the first quarter 2009 dividend to the member of the Otto Family associated with the initial 15.0 million common shares. The Otto Family earned the right to receive an additional 1,787,304 common shares relating to the 2009 dividends upon the second closing of 15.0 million common shares.
          The shareholders’ approval of the Otto Transaction in April 2009 resulted in a “potential change in control” under the Company’s equity-based award plans. In addition, when the Otto Family acquires beneficial ownership of 20% or more of the Company’s outstanding common shares upon the second closing as expected, a “change in control” will be deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options became fully exercisable and all restrictions on unvested shares lapsed upon the shareholder approval of the Otto Transaction, and, in accordance with the equity deferred compensation plans, it is expected that all unvested deferred stock units will become vested and no longer subject to forfeiture upon the second closing of the Otto Transaction which is expected to close on or before October 9, 2009. As such, in April 2009, the Company recorded an accelerated non-cash charge of approximately $10.5 million in accordance with SFAS 123(R) related to these equity awards. The Company expects to record an additional non-cash charge of $4.7 million upon the occurrence of the change in control later in 2009 upon the second closing and the issuance of additional common shares in connection with the Otto Transaction should the transaction occur.
          The equity forward commitments and warrants are considered derivatives pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). However, the equity forward commitments and warrants did not qualify for equity treatment pursuant to EITF 07-5,

“Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, due to the existence of downward price protection provisions. As a result, both instruments were required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-marked through earnings as of each balance sheet date thereafter until exercise or expiration. Accordingly, the Company reported an aggregate non-cash loss of $80.0 million, relating to the valuation adjustments associated with these instruments in the second quarter of 2009.
          In March 2009, the Company entered into a secured bridge loan agreement with an affiliate of the Investor for $60 million (the “Bridge Loan”). The Bridge Loan bore interest at a rate of 10.0% per annum and was repaid in May 2009 with the proceeds from a $60.0 million five-year secured loan, also provided by an affiliate of the Investor, which bears a 9.0% interest rate.
Dispositions
          The Company and its joint ventures sold seven properties, aggregating 0.7 million square feet, in the first quarter of 2009 generating gross proceeds of $65.8 million. The Company sold nine properties, aggregating 1.0 million square feet, in the second quarter of 2009, generating gross proceeds of $82.4 million. For the six months ended June 30, 2009, the Company recorded an aggregate loss on sale of approximately $24.4 million related to these consolidated assets. The Company’s joint ventures sold four properties, aggregating 0.4 million square feet in the second quarter of 2009, generating gross proceeds of $30.8 million.
          As part of the Company’s deleveraging strategy, the Company is actively marketing assets for sale. Opportunities for large portfolio asset sales are not occurring as frequently; therefore, the Company is also focusing on selling single tenant assets and smaller shopping centers. For certain real estate assets in which the Company has entered into agreements that the contingencies were released subsequent to June 30, 2009, a loss of approximately $10 million could be recorded if all such sales were consummated on the terms currently being negotiated. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
          During the six-month period ended June 30, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $252.0 million ($106.1 million by the Company and $145.9 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
          The Company expects to significantly reduce its anticipated spending in 2009 for its developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria includes a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures which own assets under development as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
Development (Wholly-Owned and Consolidated Joint Ventures)
          The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
		Remaining
		Cost
Location	Owned GLA	($ Millions)	Description
Miami (Homestead), Florida (1)	272,610	$(3.1)	Community Center
Boise (Nampa), Idaho	431,689	37.4	Community Center
Boston (Norwood), Massachusetts	56,343	7.9	Community Center
Elmira (Horseheads), New York	350,987	10.9	Community Center
Raleigh (Apex), North Carolina (Promenade)	72,830	5.3	Community Center
Austin (Kyle), Texas (2)	443,092	25.4	Community Center

Total	1,627,551	$83.8

(1)	Includes a reduction in costs from future land sales

(2)	Consolidated 50% Joint Venture
          In addition to these current developments, several of which will be developed in phases, the Company and its joint venture partners intend to commence construction on various other developments, including several international projects, only after substantial tenant leasing has occurred and acceptable construction financing is available.
          The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of June 30, 2009, is as follows (in millions):

Funded as of June 30, 2009	$300.0
Projected net funding during 2009	17.3
Projected net funding thereafter	66.5

Total	$383.8

Development (Unconsolidated Joint Ventures)
The Company’s unconsolidated joint ventures have the following shopping center projects under construction.

			Expected
	DDR’s		Remaining
	Effective		Capital
	Ownership	Owned	Cost
Location	Percentage	GLA	($ Millions)	Description
Kansas City (Merriam), Kansas (1)	20.0%	158,632	$(1.8)	Community Center
Dallas (Allen), Texas (1)	10.0%	797,665	(0.3)	Lifestyle Center
Manaus, Brazil	47.4%	502,529	13.4	Enclosed Mall

Total		1,458,826	$11.3

(1)	Includes a reduction in costs from future land sales
          The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of June 30, 2009, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of June 30, 2009	$57.8	$100.2	$202.1	$360.1
Projected net funding during 2009	7.2	8.8	4.2	20.2
Projected net funding (reimbursements) thereafter	0.6	2.4	(11.9)	(8.9)

Total	$65.6	$111.4	$194.4	$371.4

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
          The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $109.4 million. At June 30, 2009, approximately $82.4 million of costs had been incurred in relation to these projects.

Property	Description
Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior tenants
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building
Redevelopments and Expansions (Unconsolidated Joint Ventures)
          The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $154.3 million, which includes original acquisition costs related to assets acquired for redevelopment. At June 30, 2009, approximately $118.9 million of costs had been incurred in relation to these projects.

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
          The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

			Company-
	Effective		Owned
	Ownership		Square Feet	Total Debt
Unconsolidated Real Estate Ventures	Percentage (1)	Assets Owned	(Thousands)	(Millions)

Sonae Sierra Brazil BV Sarl	47.4%	Ten shopping centers and a management company in Brazil	3,717	$102.9
Domestic Retail Fund	20.0	63 shopping center assets in several states	8,255	967.4
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets located in several states	2,375	226.2
DDRTC Core Retail Fund LLC	15.0	66 assets in several states	15,746	1,769.6
DDR Macquarie Fund	25.0	47 shopping centers in several states	11,468	1,081.6

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
DDR Macquarie Fund
          In December 2008, MDT, DDR’s partner in the DDR Macquarie Fund joint venture, announced that it was undergoing a strategic review. This strategic review could result in asset sales, bringing in a new capital partner or other strategic initiative. During December 2008, the Company and MDT modified certain terms of its investment that provide for the redemption of the Company’s interest with properties in the US LLC in lieu of cash or MDT shares. On July 9, 2009, the Company entered into an agreement with MDT to redeem the Company’s interest in the US LLC in exchange for certain high quality assets. The Company believes this transaction will simplify the ownership structure of the joint venture and enhance flexibility for both DDR and MDT and lower the Company’s leverage. The Company expects to close on the redemption later in 2009, subject to the satisfaction of certain closing conditions. The Company expects that it will continue to receive fees for leasing and managing all the remaining assets owned by MDT and the DDR Macquarie Fund joint venture.
          In addition, in April 2009, the Company reduced its direct ownership of MDT’s units to below 10% but remains the trust’s largest unit holder. The Company incurred a $0.8 million loss on the security sale, which is classified as an impairment of joint venture investment in the condensed consolidated statement of operations for the six months ended June 30, 2009.
Funding for Joint Ventures
          In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund its pro rate share of the required capital associated with approved development projects aggregating approximately $63.1 million at June 30, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

          The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $4.2 million at June 30, 2009, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. In addition to these loans, the Company has advanced $63.5 million of financing to one of its unconsolidated joint ventures with Coventry II (the “Bloomfield Loan”), which accrued interest at the greater of LIBOR plus 700 basis points or 12% through February 28, 2009. As of March 1, 2009, the interest in the Bloomfield Loan began accruing at the default rate of 16%, due to the joint venture’s default under a third party secured land loan on the project as discussed below. The loan has an initial maturity date of July 2011.
Coventry II
          The Coventry II Fund and the Company, through a series of joint ventures, acquired 11 value-added retail properties and own 43 sites formerly occupied by Service Merchandise in the United States. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry II Fund, above a preferred return after return of capital to fund investors.
          As of June 30, 2009, the aggregate amount of the Company’s net investment in the Coventry II joint ventures is $25.5 million. As discussed above, the Company has also advanced $63.5 million of financing to one of the Coventry II joint ventures. In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for seven of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $36.7 million.
          Although the Company will not acquire additional assets through the Coventry II joint ventures, additional funds may be required to address ongoing operational needs and costs associated with the five joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri being transferred to the lender in March 2009 as indicated below.
          Four of the Coventry II joint ventures third-party credit facilities have matured. For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008 and on February 24, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan and on July 8, 2009, paid such guaranty in full in exchange for a complete release from the lender). The above referenced $63.5 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan project is cross defaulted with this third party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan. For the Kansas City, Missouri project, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II joint venture transferred its ownership of this property to the lender. The Company recorded a $5.8 million loss related to the write off of the book value of its equity investment. Pursuant to the agreement with the lender, the Company initially managed the shopping center while the Coventry II Fund marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company elected to terminate it’s management agreement for the shopping center, effective on June 30, 2009. The joint venture has the ability to receive excess sale proceeds depending upon the timing and terms of a future sale arrangement. For the Merriam, Kansas project, a $17.0 million land loan matured on January 20, 2009, and on February 17, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $2.2 million with respect to such loan). On July 21, 2009, the Company closed on a three-party transaction with the lender and the Coventry II Fund, pursuant to which the Coventry II Fund transferred to the Company its entire interest in the project, the lender released the Coventry II Fund from its payment guaranty and the lender extended the loan. As a result, the Merriam, Kansas project now is wholly owned by DDR, and the debt matures May 31, 2011. For the San Antonio, Texas project, a $20.9 million loan matured on July 7, 2009. The Company and the Coventry II Fund have received from the lender (and are reviewing) a proposed term sheet outlining the terms required by the lender in order to extend the loan through July 7, 2011. The Company did not provide a payment guaranty with respect to such loan.
          On April 8, 2009, the lender of the Service Merchandise portfolio sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided a payment guaranty in the amount of $1.8 million with respect to such loan. The Coventry II Fund is exploring a variety of strategies to pay-down the outstanding obligation and the current violation and negotiating forbearance terms with the lender. On April 16, 2009, the lender for the Kirkland, Washington and Benton Harbor, Michigan projects sent to the borrower formal notices of default based on the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided payment guaranties in the amounts of $5.9 million and $3.2 million, respectively, with respect to such loans. The Coventry II Fund is negotiating forbearance terms with the lender for both loans.
Other Joint Ventures
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
          The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.8 billion and $5.7 billion at June 30, 2009 and 2008, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company and its joint venture partners have agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $41.5 million at June 30, 2009.

          The Company entered into an unconsolidated joint venture that owns real estate assets in Brazil. The Company has generally chosen not to hedge any of the residual foreign currency risk through the use of hedging instruments for this entity. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
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
          For the six-months ended June 30, 2009, $6.4 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
          The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding at June 30, 2009, was approximately $5.6 billion, as compared to approximately $5.8 billion at June 30, 2008 and $5.9 billion at December 31, 2008.
          In the first six months of 2009, the Company purchased approximately $376.2 million aggregate principal amount of its outstanding senior unsecured notes (of which $268.1 million related to convertible notes) at a discount to par resulting in GAAP gains of approximately $118.5 million. These gains were reduced by approximately $14.7 million due to the adoption of FSP APB 14-1, “Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”), in the first quarter of 2009. This standard requires that debt issuers separately recognize the liability and equity components of convertible instruments that may be settled in cash upon conversion. As a result of the adoption, the initial debt proceeds from the offering of the Company’s $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability and equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued traditional senior unsecured notes. Accordingly, the debt balances on the Company’s balance sheet relating to the convertible debt were reduced such that non-cash interest expense would be recognized with a corresponding increase to the convertible debt balance.

          As discussed under Strategic Transactions, the Company entered into a $60 million secured Bridge Loan with an affiliate of the Otto Family. This was repaid on May 6, 2009 with the proceeds of a $60 million secured loan also obtained from an affiliate of the Otto Family. In May 2009, the first tranche of common shares were sold to the members of the Otto Family. In May 2009, the Company closed on $125 million of new secured financings comprised of two loans. The first is an $85 million, 10-year loan secured by four assets in Puerto Rico with an interest rate of 7.59%. The second financing is a $40 million, two-year loan with a one-year extension option secured by a shopping center in New Jersey. The loan has a floating interest rate of LIBOR plus 600 basis points with a LIBOR floor of 2.5% which increases to 3.0% in January 2010 and is pre-payable at any time.
Capitalization
          At June 30, 2009, the Company’s capitalization consisted of $5.6 billion of debt, $555 million of preferred shares, and $0.8 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 2009, of $4.88), resulting in a debt to total market capitalization ratio of 0.8 to 1.0. At June 30, 2009, the Company’s total debt consisted of $3.9 billion of fixed-rate debt and $1.7 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At June 30, 2008, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.3 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate.
          It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy. In 2009, the Company’s rating agencies, Moody’s Investors Service and Standard and Poor’s, reduced the Company’s debt ratings. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively impact future ratings. The interest spread over LIBOR on the Company’s Revolving Credit Facilities, term loans, letters of credit and certain construction debt are determined based upon the Company’s credit ratings. The Company’s interest rate on its Revolving Credit Facilities was increased from 60 basis points over LIBOR to 75 basis points over LIBOR and the facility fee increased from 15 basis points to 17.5 basis points. The Company’s interest rate on its term loans was increased from 70 basis points to 87.5 basis points.
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
Contractual Obligations and Other Commitments
          The Company’s maturities for the remainder of 2009 consist of $88.5 million in consolidated mortgage loans, of which $45.7 million was repaid in July 2009 and the remaining $42.8 million is expected to be refinanced or repaid from operating cash flow, the Company’s Revolving Credit Facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
          At June 30, 2009, the Company had letters of credit outstanding of approximately $87.8 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
          In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $70.7 million with general contractors for its wholly-owned and consolidated joint venture properties at June 30, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
          The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At June 30, 2009, the Company had purchase order obligations, typically payable within one year, aggregating approximately $10.5 million related to the maintenance of its properties and general and administrative expenses.
          The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through June 30, 2009, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”
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

Economic Conditions
          The retail market in the United States significantly weakened in 2008 and continues to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2009. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages as well as a diversified tenant base with only one tenant exceeding 2.5% of total second quarter 2009 consolidated revenues (Walmart at 5.5%). Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized, and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing us with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus towards value and convenience versus high priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
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
          The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall gross leasable area and therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Risk Factors).
          Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. In the past the

Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a decline in the second quarter of 2009 occupancy, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, is at 89.4% at June 30, 2009. Notwithstanding the recent decline in occupancy, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to trend positively, as new leases and renewals have historically. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. In 2008, the Company assembled an Anchor Store Redevelopment Department staffed with seasoned leasing professionals dedicated to releasing vacant anchor space created by recent bankruptcies and store closings. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company plans to pursue an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS 5, “Accounting for Contingencies.” The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the trial court verdict, there can be no assurance that the Company will be successful in appealing the verdict.
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
          New Accounting Standards Implemented
Business Combinations — SFAS 141(R)
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted SFAS 141(R) on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
          In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). A non-controlling interest, sometimes referred to as minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted SFAS 160 on January 1, 2009. As required by SFAS 160, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statement of operations for three- and six-month periods ended June 30, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of SFAS 160, the Company also adopted the recent revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“D-98”). As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s condensed consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements of D-98, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by SFAS 161 in the Company’s first quarter Form on 10-Q.
Subsequent Events — SFAS 165
          In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events through August 6, 2009, the date that the Company’s condensed consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
          In May 2008, the FASB issued the FSP, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          FSP APB 14-1 was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with, FSP APB 14-1, the guidance under D-98 was also amended, whereas the equity component related to the convertible debt would need to be evaluated in accordance with D-98 if the convertible debt were currently redeemable at the balance sheet date. As the Company’s convertible debt is not currently redeemable no evaluation is required as of June 30, 2009.
          For the three- and six-month periods ended June 30, 2008, the Company adjusted the condensed consolidated statements of operations to reflect additional non-cash interest expense of $3.3 million and $6.5 million, respectively, net of the impact of capitalized interest, pursuant to the provisions of FSP APB 14-1. The condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2009, reflects additional non-cash interest expense of $3.3 million and $7.1 million, respectively. In addition, the Company’s gains on the repurchase of unsecured debt during the three- and six-month periods ending June 30, 2009 was reduced by approximately $7.2 million and $14.7 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as a result of the adoption of this FSP.
Interim Disclosures about Fair Value of Financial Instruments — FSP SFAS 107-1 and APB Opinion 28-1
          In April 2009, the FASB issued FSP and APB “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS 107-1 and APB Opinion 28-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP SFAS 107-1 and APB Opinion No. 28-1, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted FSP SFAS 107-1 and APB Opinion 28-1 in the second quarter of 2009.
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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — FSP SFAS 157-4
          In April 2009, the FASB issued the FSP “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS 157-4 should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock — EITF 07-5
          In June 2008, the FASB issued the EITF, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on determining whether an equity—linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this EITF that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. Due to certain downward price protection provisions within the Otto Transaction, the impact of this EITF resulted in a charge to earnings of approximately $80 million, but did not have a material impact on the Company’s financial position or cash flow. The Company evaluated this EITF in connection with the transactions involving the issuance of common shares and warrants (See Strategic Transactions).
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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
          In June 2008, the FASB issued the FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in FASB Statement No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
     New Accounting Standards to be Implemented
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 — SFAS 168
          In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the Codification to have a material impact on its financial position, results of operations or cash flows.
Amendments to FASB Interpretation No. 46(R) — SFAS 167
          In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS167”), which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. SFAS 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. SFAS 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Company is currently assessing the impact, if any, that the adoption of SFAS 167 will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2009				December 31, 2008
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage of	Amount	Maturity	Interest	Percentage of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total

Fixed-Rate Debt (1)	$3,899.7	3.0	5.4%	70.1%	$4,375.4	3.0	5.1%	74.6%
Variable-Rate Debt (1)	$1,665.0	2.1	1.4%	29.9%	$1,491.2	2.7	1.7%	25.2%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 5.0% at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, LIBOR was 0.31% and 0.43%, respectively.
          The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	June 30, 2009				December 31, 2008
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate

Fixed-Rate Debt	$4,552.0	$968.8	5.0	5.5%	$4,581.6	$982.3	5.3	5.5%
Variable-Rate Debt	$1,217.0	$241.1	0.7	2.5%	$1,195.3	$233.8	1.2	2.2%
          The Company intends to utilize retained cash flow, proceeds from asset sales, financing and variable-rate indebtedness available under its Revolving Credit Facilities, to repay indebtedness and fund capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
          The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2009 and December 31, 2008, the interest rate on $600 million of the Company’s consolidated variable-rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with a diversified group of major financial institutions.
          The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed-rate at June 30, 2009 and December 31, 2008; and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and an estimate of the effect of a 100 basis point increase in market interest rates, is summarized as follows:

	June 30, 2009			December 31, 2008
			100 Basis Point			100 Basis Point
	Carrying		Increase in	Carrying		Increase in
	Value	Fair Value	Market Interest	Value	Fair Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates

Company’s fixed-rate debt	$3,899.7	$3,519.8 (1)	$3,467.9 (2)	$4,375.4	$3,439.0 (1)	$3,381.3 (2)
Company’s proportionate share of joint venture fixed-rate debt	$968.8	$901.5	$870.8	$982.3	$911.0	$878.8

(1)	Includes the fair value of interest rate swaps, which was a liability of $21.5 million and $21.7 million at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $15.2 million and $12.4 million at June 30, 2009 and December 31, 2008, respectively.
          The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
          Further, a 100 basis point increase in short-term market interest rates at June 30, 2009 and 2008, would result in an increase in interest expense of approximately $8.3 million and $6.4 million, respectively, for the Company and $1.2 million and $1.1 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month and year end periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
          The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2009, the Company had no other material exposure to market risk.

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
          During the three-month period ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On June 26, 2007, the Board of Directors authorized a common share repurchase program, which was announced on June 28, 2007. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At September 30, 2008, the Company had repurchased under this program 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted-average price per share of $46.66. The Company made no repurchases during the quarter ended June 30, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
			of Publicly	Shares that May Yet
	(a) Total number of	(b) Average Price	Announced Plans	Be Purchased Under
	shares purchased (1)	Paid per Share	or Programs	the Plans or Programs
April 1 — 30, 2009	71,148	$3.11	—	—
May 1 — 31, 2009	—	—	—	—
June 1 — 30, 2009	—	—	—	—

Total	71,148	$3.11	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans and the payment of the first quarter dividend in common shares by the Company in the second quarter of 2009 with respect to outstanding shares of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On April 9, 2009, the Company held a special meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:
1. The issuance of common shares and warrants pursuant to the terms and conditions of the stock purchase agreement, dated as of February 23, 2009, between Mr. Alexander Otto and the Company was approved by the following vote;

For	Against	Abstain
87,967,075	3,463,538	163,903
2. An amendment to the Company’s Second Amended and Restated Articles of Incorporation, required as conditions precedent to the completion of the transaction contemplated by the stock purchase agreement dated as of February 23, 2009, between Mr. Alexander Otto and the Company was approved by the following vote;

For	Against	Abstain
87,844,192	3,469,910	280,414
3. An amendment to the Company’s Second Amended and Restated Articles of Incorporation, to update the transfer restriction and excess share provisions was approved by the following vote;

For	Against	Abstain
98,473,173	5,674,035	496,254
4. An amendment to the Company’s Amended and Restated Code of Regulations to grant the Board of Directors the authority to fix the number of members of the Board of Directors was approved by the following vote;

For	Against	Abstain
86,407,990	17,950,680	284,792
5. To approve adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes at the time of the Special Meeting or any adjournment thereof to approve the proposal;

For	Against	Abstain
94,094,677	10,313,903	234,886
          On June 25, 2009, the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:
1. Eleven directors, each to serve until the next annual meeting of shareholders and until a successor has been duly elected and qualified, were elected the following vote;

	For	Withheld
Dean S. Adler	99,855,305	11,389,502
Terrance R. Ahern	100,475,100	10,769,707
Robert H. Gidel	100,578,368	10,666,439
Daniel B. Hurwitz	98,858,910	12,385,897
Volker Kraft	100,172,805	11,072,002
Victor B. MacFarlane	100,374,587	10,870,220
Craig Macnab	97,101,491	14,143,316
Scott D. Roulston	96,130,880	15,113,927
Barry A. Sholem	100,327,536	10,917,271
William B. Summers, Jr.	96,025,128	15,219,679
Scott A. Wolstein	99,146,337	12,098,470
2. An amendment to the Company’s Amended and Restated Articles of Incorporation, as Amended to increase the number of authorized common shares from 300,000,000 to 500,000,000 was approved the following vote;

For	Against	Abstain
97,272,240	13,559,735	412,824
3. An amendment and restatement to the Company’s 2008 Developers Diversified Realty Corporation Equity-Based Award Plan was approved by the following vote;

For	Against	Abstain
83,510,104	11,025,151	284,861
4. The ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the Company’s fiscal year ending December 31, 2009 was approved by the following vote;

For	Against	Abstain
105,239,875	5,772,916	232,015
ITEM 5. OTHER INFORMATION
          None

ITEM 6. EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation of Developers Diversified Realty Corporation, as amended as of May 8, 2009

10.1	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan

10.02	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan

10.3	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)

10.4	Form Restricted Shares Agreement

10.5	Form Stock Option Agreement for Incentive stock option grants to executive officers

10.6	Form Stock Option Agreement for non-qualified stock option grants to executive officers

10.7	Investors’ Right Agreement, dated as of May 11, 2009, by and between Developers Diversified Realty Corporation and Alexander Otto

10.8	Waiver Agreement, dated as of May 11, 2009, by and between Developers Diversified Realty Corporation and Alexander Otto

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act pf 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 6, 2009 (Date)	/s/ William H. Schafer William H. Schafer, Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

August 6, 2009 (Date)	/s/ Christa A. Vesy Christa A. Vesy, Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg. S-K	Form 10-Q		Incorporated Herein
Item 601	Exhibit No.	Description	by Reference
3	3.1	Second Amended and Restated Articles of Incorporation of Developers Diversified Realty Corporation, as amended as of May 8, 2009	Filed herewith

10	10.1	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan	Filed herewith

10	10.02	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan	Filed herewith

10	10.3	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)	Filed herewith

10	10.4	Form Restricted Shares Agreement	Filed herewith

10	10.5	Form Stock Option Agreement for Incentive stock option grants to executive officers	Filed herewith

10	10.6	Form Stock Option Agreement for non-qualified stock option grants to executive officers	Filed herewith

10	10.7	Investors’ Right Agreement, dated as of May 11, 2009, by and between Developers Diversified Realty Corporation and Alexander Otto	Current Report on Form 8-K (filed with the SEC on May 11, 2009)

10	10.8	Waiver Agreement, dated as of May 11, 2009, by and between Developers Diversified Realty Corporation and Alexander Otto	Current Report on Form 8-K (filed with the SEC on May 11, 2009)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith