Form 10-Q
period 2009-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2009-11-06
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of October 30, 2009, the registrant had 196,570,089 outstanding common shares, $0.10 par value.

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Operations for the Nine-Month Periods Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31, 2008
	2009	(As Adjusted)
Assets
Real estate rental property:
Land	$1,968,142	$2,073,947
Buildings	5,574,306	5,890,332
Fixtures and tenant improvements	277,153	262,809

	7,819,601	8,227,088
Less: Accumulated depreciation	(1,317,117)	(1,208,903)

	6,502,484	7,018,185
Construction in progress and land under development	957,298	882,478

	7,459,782	7,900,663
Investments in and advances to joint ventures	521,161	583,767
Cash and cash equivalents	26,415	29,494
Restricted cash	102,716	111,792
Notes receivable	75,547	75,781
Deferred charges, net	22,547	25,579
Other assets, net	270,801	293,146

	$8,478,969	$9,020,222

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,825,834	$2,402,032
Revolving credit facilities	826,262	1,027,183

	2,652,096	3,429,215
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,712,991	1,637,440

	2,512,991	2,437,440

Total indebtedness	5,165,087	5,866,655

Accounts payable and accrued expenses	158,677	169,014
Dividends payable	10,899	6,967
Other liabilities	150,510	112,165

	5,485,173	6,154,801

Redeemable operating partnership units	627	627

Commitments and contingencies
Developers Diversified Realty Corporation equity:
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	170,000	170,000
Common shares, $0.10 par value; 500,000,000 and 300,000,000 shares authorized; 196,654,601 and 128,642,765 shares issued at September 30, 2009 and December 31, 2008, respectively	19,665	12,864
Paid-in-capital	3,318,798	2,849,364
Accumulated distributions in excess of net income	(1,004,512)	(635,239)
Deferred compensation obligation	16,977	13,882
Accumulated other comprehensive income (loss)	2,288	(49,849)
Less: Common shares in treasury at cost: 515,641 and 224,063 shares at September 30, 2009 and December 31, 2008, respectively	(10,022)	(8,731)

	2,898,194	2,737,291
Non-controlling interests	94,975	127,503

Total equity	2,993,169	2,864,794

	$8,478,969	$9,020,222

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

		2008
	2009	(As Adjusted)
Revenues from operations:
Minimum rents	$135,481	$149,335
Percentage and overage rents	1,441	1,054
Recoveries from tenants	43,758	49,548
Ancillary and other property income	5,698	4,889
Management fees, development fees and other fee income	14,693	15,378
Other	1,193	2,656

	202,264	222,860

Rental operation expenses:
Operating and maintenance	36,952	34,572
Real estate taxes	27,965	26,872
Impairment charges	2,653	—
General and administrative	25,886	19,560
Depreciation and amortization	53,621	60,031

	147,077	141,035

Other income (expense):
Interest income	3,289	1,660
Interest expense	(57,268)	(61,713)
Gain on repurchases of senior notes	23,881	—
Loss on equity derivative instruments	(118,174)	—
Other income (expense), net	2,203	(6,859)

	(146,069)	(66,912)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(90,882)	14,913
Equity in net (loss) income of joint ventures	(183)	1,981
Impairment of joint venture investments	(61,200)	—

(Loss) income before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(152,265)	16,894
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(639)	16,426

(Loss) income from continuing operations	(152,904)	33,320

Discontinued operations:
Income from discontinued operations	678	3,133
Gain (loss) on disposition of real estate, net of tax	4,448	(2,717)

	5,126	416

(Loss) income before gain on disposition of real estate, net of tax	(147,778)	33,736
Gain on disposition of real estate, net of tax	7,128	3,093

Net (loss) income	$(140,650)	$36,829

Non-controlling interests:
Loss (income) attributable to non-controlling interests	2,804	(1,558)
Income attributable to redeemable operating partnership units	—	(21)

	2,804	(1,579)

Net (loss) income attributable to DDR	$(137,846)	$35,250

Preferred dividends	10,567	10,567

Net (loss) income applicable to DDR common shareholders	$(148,413)	$24,683

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.93)	$0.20
Income from discontinued operations attributable to DDR common shareholders	0.03	—

Net (loss) income attributable to DDR common shareholders	$(0.90)	$0.20

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.93)	$0.20
Income from discontinued operations attributable to DDR common shareholders	0.03	—

Net (loss) income attributable to DDR common shareholders	$(0.90)	$0.20

Dividends declared per common share	$0.02	$0.69

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

		2008
	2009	(As Adjusted)
Revenues from operations:
Minimum rents	$408,623	$448,511
Percentage and overage rents	5,075	4,947
Recoveries from tenants	135,181	145,801
Ancillary and other property income	15,696	15,748
Management fees, development fees and other fee income	43,194	47,302
Other	6,173	7,383

	613,942	669,692

Rental operation expenses:
Operating and maintenance	107,155	102,206
Real estate taxes	83,076	79,128
Impairment charges	80,167	—
General and administrative	73,469	61,607
Depreciation and amortization	171,552	167,769

	515,419	410,710

Other income (expense):
Interest income	9,546	2,775
Interest expense	(175,165)	(185,977)
Gain on repurchases of senior notes	142,360	200
Loss on equity derivative instruments	(198,199)	—
Other expense, net	(9,123)	(7,459)

	(230,581)	(190,461)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(132,058)	68,521
Equity in net (loss) income of joint ventures	(8,984)	21,924
Impairment of joint venture investments	(101,571)	—

(Loss) income before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(242,613)	90,445
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(527)	15,111

(Loss) income from continuing operations	(243,140)	105,556

Discontinued operations:
(Loss) income from discontinued operations	(61,994)	7,955
Loss on disposition of real estate, net of tax	(19,965)	(1,830)

	(81,959)	6,125

(Loss) income before gain on disposition of real estate, net of tax	(325,099)	111,681
Gain on disposition of real estate, net of tax	8,222	6,368

Net (loss) income	$(316,877)	$118,049

Non-controlling interests:
Loss (income) attributable to non-controlling interests	39,860	(5,914)
Income attributable to redeemable operating partnership units	(12)	(61)

	39,848	(5,975)

Net (loss) income attributable to DDR	$(277,029)	$112,074

Preferred dividends	31,702	31,702

Net (loss) income applicable to DDR common shareholders	$(308,731)	$80,372

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.55)	$0.61
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.56)	0.05

Net (loss) income attributable to DDR common shareholders	$(2.11)	$0.66

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.55)	$0.61
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.56)	0.05

Net (loss) income attributable to DDR common shareholders	$(2.11)	$0.66

Dividends declared per common share	$0.42	$2.07

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

		2008
	2009	(As Adjusted)
Net cash flow provided by operating activities:	$216,651	$304,155

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(168,669)	(315,637)
Equity contributions to joint ventures	(18,817)	(80,471)
Issuance of joint venture advances, net	(7,335)	(24,376)
Distributions of proceeds from sale and refinancing of joint venture interests	7,442	2,416
Return of investments in joint ventures	15,314	24,653
Issuance of notes receivable, net	(5,173)	(38,274)
Decrease (increase) in restricted cash	9,076	(47,433)
Proceeds from disposition of real estate	304,490	95,459

Net cash flow provided by (used for) investing activities	136,328	(383,663)

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(217,448)	252,850
Repayment of senior notes	(725,131)	(103,425)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $200	294,685	—
Proceeds from mortgage and other secured debt	343,369	449,423
Principal payments on mortgage debt	(278,818)	(274,231)
Payment of deferred finance costs	(3,590)	(5,353)
Proceeds from issuance of common shares, net of issuance costs of $524	267,457	—
(Payment) proceeds from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(1,576)	1,260
Redemption of non-controlling interest	—	(46)
Contributions from non-controlling interests	5,640	25,552
Distributions to non-controlling interest and redeemable operating partnership units	(1,454)	(10,006)
Dividends paid	(37,838)	(276,209)

Net cash flow (used for) provided by financing activities	(354,704)	59,815

Cash and cash equivalents
Decrease in cash and cash equivalents	(1,725)	(19,693)
Effect of exchange rate changes on cash and cash equivalents	(1,354)	317
Cash and cash equivalents, beginning of period	29,494	49,547

Cash and cash equivalents, end of period	$26,415	$30,171

Supplemental disclosure of non-cash investing and financing activities:
          At September 30, 2009, other liabilities included approximately $19.9 million, which represents the fair value of the Company’s interest rate swaps. At September 30, 2009, dividends payable were $10.9 million. In connection with the acquisition of a joint venture interest, the Company acquired real estate of approximately $22.0 million and assumed mortgage debt of $17.0 million. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2009.
          For the nine-month period ended September 30, 2008, non-controlling interests with a book value of approximately $14.3 million were converted into approximately 0.5 million common shares of the Company. In addition in June 2008, the Company received a note receivable of $9.1 million in connection with the sale of one asset. Other liabilities included approximately $17.1 million, which represented the fair value of the Company’s interest rate swaps. At September 30, 2008, dividends payable were $90.0 million. In 2008, in accordance with the terms of the outperformance unit plans, the Company issued 107,879 of its common shares. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2008.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

Notes to Condensed Consolidated Financial Statements
1.	NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
          Developers Diversified Realty Corporation and its related consolidated real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) and its unconsolidated real estate joint ventures own, manage and develop an international portfolio of shopping centers.
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
          Unaudited Interim Financial Statements
          These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated and filed on August 10, 2009 (which financial statements reflect the impact of property sales as discontinued operations) for the year ended December 31, 2008.
          The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not VIEs in which it has effective control. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary or does not have effective control, but can exercise significant influence over the entity with respect to its operations and major decisions.

          Comprehensive (Loss) / Income
          Comprehensive (loss) / income is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Net (loss) income	$(140,650)	$36,829	$(316,877)	$118,049
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	4,093	(122)	7,315	(4,626)
Amortization of interest-rate contracts	(93)	(93)	(279)	(550)
Foreign currency translation	24,806	(29,703)	48,243	(9,598)

Total other comprehensive income	28,806	(29,918)	55,279	(14,774)

Comprehensive (loss) income	$(111,844)	$6,911	$(261,598)	$103,275
Comprehensive income (loss) attributable to non-controlling interests	930	305	36,706	(5,368)

Total comprehensive (loss) income attributable to DDR	$(110,914)	$7,216	$(224,892)	$97,907

          New Accounting Standards
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Statement made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. Its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.
          New Accounting Standards Implemented with Retrospective Application
          The following accounting standards were implemented on January 1, 2009 with retrospective application as appropriate. As a result, the financial statements as of and for the three- and nine-month periods ended September 30, 2008 have been adjusted as required by the provisions of these standards.

Non-Controlling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued Non-Controlling Interests in Consolidated Financial Statements. A non-controlling interest, sometimes referred to as a minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This guidance was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. As required by the standard, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of this standard, the Company also adopted the recent revisions to Classification and Measurement of Redeemable Securities. As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s condensed consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except that due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
          In May 2008, the FASB issued Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The standard prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of this standard and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This standard must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          This standard was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with this standard, the guidance under Classification and Measurement of Redeemable Securities was also amended, whereas the equity component related to the convertible debt would need to be evaluated if the convertible debt were currently redeemable at the balance sheet date. Because the Company’s convertible debt is not currently redeemable, no evaluation is required as of September 30, 2009.
          For the three- and nine-month periods ended September 30, 2008, the Company adjusted the condensed consolidated statements of operations to reflect additional non-cash interest expense of $3.3 million and $9.8 million, respectively, net of the impact of capitalized interest, pursuant to the provisions of this standard. The condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009, reflects additional non-cash interest expense of $2.7 million and $9.8 million, respectively. In addition, the Company’s gains on the repurchase of unsecured debt during the three- and nine-month periods ending September 30, 2009 was reduced by $2.4 million and $17.0 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as required by the provisions of this standard.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
          In June 2008, the FASB issued Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Earnings per Share. Under the guidance in this standard, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or earnings per share calculations.
          New Accounting Standards Implemented
Business Combinations
          In December 2007, the FASB issued Business Combinations. The objective of this standard is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this standard establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.
Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by this standard in the Company’s Quarterly Report on Form on 10-Q for the quarterly period ended March 31, 2009.
Subsequent Events
          In May 2009, the FASB issued Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events through November 6, 2009, the date that the Company’s condensed consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
Interim Disclosures about Fair Value of Financial Instruments
          In April 2009, the FASB issued Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of this standard, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this standard, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. This standard will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this standard in the second quarter of 2009.
Determination of the Useful Life of Intangible Assets
          In April 2008, the FASB issued Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of an intangible asset determined under Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under Business Combinations and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this standard shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this standard shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
          In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This standard also reaffirms the objective of fair value measurement, as stated in Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This standard should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
          In June 2008, the FASB issued Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This standard provides guidance on determining whether an equity–linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this standard that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. This standard is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. Due to certain downward price protection provisions within the Otto Transaction (Note 10), the impact of this standard resulted in a charge to earnings of $118.2 million and $198.2 million for the three- and nine-month periods ended September 2009, respectively, but did not have a material impact on the Company’s financial position or cash flow. Refer to the discussion of the Otto Transaction described further in Note 10.
Equity Method Investment Accounting Considerations
          In November 2008, the FASB issued Equity Method Investment Accounting Considerations. This standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard applies to all investments accounted for under the equity method. This standard is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
          New Accounting Standards To Be Implemented
Amendments to Consolidation of Variable Interest Entities
          In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Company is currently assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements.
2. EQUITY INVESTMENTS IN JOINT VENTURES
          At September 30, 2009 and December 31, 2008, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 318 and 329 shopping center properties, respectively.
          Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Combined Balance Sheets:
Land	$2,316,638	$2,378,033
Buildings	6,418,500	6,353,985
Fixtures and tenant improvements	159,375	131,622

	8,894,513	8,863,640
Less: Accumulated depreciation	(748,754)	(606,530)

	8,145,759	8,257,110
Construction in progress	295,222	412,357

	8,440,981	8,669,467
Receivables, net	156,567	136,410
Leasehold interests	11,746	12,615
Other assets	408,901	315,591

	$9,018,195	$9,134,083

Mortgage debt	$5,619,195	$5,776,897
Amounts payable to DDR	73,746	64,967
Other liabilities	258,518	237,363

	5,951,459	6,079,227
Accumulated equity	3,066,736	3,054,856

	$9,018,195	$9,134,083

Company’s share of accumulated equity (1)	$619,715	$622,569

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Combined Statements of Operations:
Revenues from operations (a)	$221,437	$234,804	$662,265	$698,925

Expenses:
Rental operation	87,084	85,416	253,670	241,245
Depreciation and amortization	62,103	58,058	186,856	172,081
Interest (b)	84,896	74,718	237,959	221,958

	234,083	218,192	678,485	635,284

(Loss) income before income tax expense, other (expense) income, net and discontinued operations	(12,646)	16,612	(16,220)	63,641
Income tax expense	(2,513)	(4,011)	(7,065)	(11,994)
Other (expense) income, net (c)	(3,602)	(36,728)	5,833	19,811

(Loss) income from continuing operations	(18,761)	(24,127)	(17,452)	71,458
Discontinued operations:
Income (loss) from discontinued operations (d)	358	1,334	(31,060)	4,138
Loss on disposition of real estate, net of tax (e)	(13,767)	—	(19,852)	—
Loss on disposition of real estate (2)	(74)	—	(26,815)	(13)

Net (loss) income	$(32,244)	$(22,793)	$(95,179)	$75,583

Company’s share of equity in net (loss) income of joint ventures (3)	$(1,302)	$2,603	$(12,375)	$22,816

(a)	Revenues from operations for the nine-month period ended September 30, 2009, as compared to the prior-year comparable period, decreased primarily due to store closings related to four major tenant bankruptcies.

(b)	Interest expense includes charges related to ineffective derivative instruments at the DDR Macquarie Fund of $3.6 million and $5.1 million for the three- and nine-month periods ended September 30, 2009, respectively, and $0.2 million and $0.7 million for the three- and nine-month periods ended September 30, 2008, respectively.

(c)	Includes the effects of certain derivative instruments that are marked-to-market through earnings from the Company’s equity investment in Macquarie DDR Trust aggregating approximately $2.3 million of loss and $7.2 million of income through the Company’s ownership period in the units for the three- and nine-month periods ended September 30, 2009, respectively, and $37.7 million of loss and $16.5 million of income for the three- and nine-month periods ended September 30, 2008, respectively.

(d)	The DDR Macquarie Fund reported impairment losses of $33.9 million on three assets under contract to be sold as of June 30, 2009 that were subsequently sold in the third quarter of 2009. The Company’s share of these impairment losses was reduced by the impact of the impairment recorded on this investment in the fourth quarter of 2008.

(e)	The results for the nine-month period ended September 30, 2009 also include the sale of 12 properties by three separate unconsolidated joint ventures resulting in a loss of $13.8 million and $19.9 million for the three- and nine-month periods ended September 30, 2009, respectively.

          Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2009	December 31, 2008
Company’s share of accumulated equity	$619.7	$622.6
Basis differentials (4)	(75.7)	(4.6)
Deferred development fees, net of portion relating to the Company’s interest	(5.2)	(5.2)
Basis differential upon transfer of assets (4)	(92.5)	(95.4)
Notes receivable from investments	1.2	1.4
Amounts payable to DDR	73.7	65.0

Investments in and advances to joint ventures (1)	$521.2	$583.8

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, including deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the unconsolidated joint venture investments and amounts payable to DDR.

(2)	For the Kansas City, Missouri (Ward Parkway) project owned by the Coventry II Fund in which the Company had a 20% interest, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default the Company did not provide a payment guaranty with respect to such loan. On March 26, 2009, the Coventry II Fund transferred its ownership of this property to the lender. The joint venture recorded a loss of $26.7 million on the transfer. The Company recorded a $5.8 million loss in March 2009 related to the write-off of the book value of its equity investment, which is included within equity in net (loss) income of joint ventures in the condensed consolidated statements of operations. Pursuant to the agreement with the lender, the Company initially managed the shopping center while DDR’s partner, the Coventry II Fund, marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company terminated the property management agreement effective June 30, 2009. The joint venture has the ability to receive excess sale proceeds, if any, depending upon the timing and terms of a future sale arrangement.

(3)	The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. For the three-month periods ended September 30, 2009 and 2008, the difference between the $1.3 million loss and $2.6 million income, respectively, of the Company’s share of equity in net (loss) income of joint ventures reflected above and the $0.2 million loss and $2.0 million income, respectively, of equity in net (loss) income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains (losses) on asset sales and impairments. The Company’s share of joint venture net loss was decreased by approximately $1.2 million and the equity in net income was decreased by approximately $0.6 million for the three-month periods ended September 30, 2009 and 2008, respectively, to reflect additional basis depreciation and basis differences in assets sold. For the nine-month periods ended September 30, 2009 and 2008, the difference between the $12.4 million loss and $22.8 million income, respectively, of the Company’s share of equity in net (loss) income of joint ventures reflected above and the $9.0 million loss and $21.9 million income, respectively, of equity in net (loss) income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains (losses) on asset sales and impairments. The Company’s share of joint venture net loss was decreased by approximately $3.4 million and the equity in net income was decreased by approximately $0.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, to reflect additional basis depreciation and basis differences in assets sold. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value.

(4)	Basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

          Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Management and other fees	$12.2	$12.4	$36.6	$37.9
Acquisition, financing, guarantee and other fees	0.4	1.2	1.0	1.3
Development fees and leasing commissions	2.1	2.9	5.8	9.0
Interest income	2.1	0.1	5.9	0.3
Macquarie DDR Trust
          In the third quarter of 2009, the Company liquidated its investment in Macquarie DDR Trust (ASX: MDT) for aggregate proceeds of $6.4 million. The Company recorded a gain on sale of these units of approximately $3.5 million for the three months ended September 30, 2009, which is included in other income on the consolidated statements of operations. For the nine months ended September 30, 2009, the gain on sale was reduced to $2.7 million, which is net of the $0.8 million loss incurred on the sale units in Macquarie DDR Trust in the second quarter of 2009. During 2008, the Company recognized an other than temporary impairment charge of approximately $31.7 million on this investment.
Coventry II DDR Merriam Village LLC
          In the third quarter of 2009, the Company acquired its partner’s 80% interest in Merriam Village through the assumption and guarantee of $17.0 million face value of debt, of which the Company had previously guaranteed 20%. The Company did not expend any funds for this interest, which was consolidated at the acquisition date. In connection with the Company’s assumption of the remaining 80% guarantee, the lender agreed to modify and extend this secured mortgage.
Impairment of Joint Venture Investments
          During the three- and nine- month periods ended September 30, 2009, the Company recorded impairment charges of $61.2 million and $101.6 million, respectively, associated with several unconsolidated joint venture investments as management believes these investments realized a loss in value that was an other than “temporary” decline. The impairments recognized during the nine-month period ended September 30, 2009 related to the DDRTC Core Retail Fund LLC ($55.0 million), DDR-SAU Retail Fund LLC ($6.2 million) and the Company’s joint ventures with the Coventry Real Estate Fund II (“Coventry II Fund”) ($40.4 million). In December 2008, the Company recorded $107.0 million of other than temporary impairment charges associated with seven unconsolidated joint venture investments. When the underlying assets of the entities are not required to be impaired, these impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by a joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets. If the unconsolidated joint venture reflects an impairment charge on the underlying real estate, where appropriate, the Company reduces the charge in equity in net income (loss) of joint ventures to the extent that any basis difference was allocated to the real estate.
3. RESTRICTED CASH
Restricted cash is comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
DDR MDT MV LLC (1)	$24,236	$31,806
DDR MDT MV LLC (2)	33,060	33,000
Bond fund (3)	45,420	46,986

Total restricted cash	$102,716	$111,792

(1)	DDR MDT MV LLC (“MV LLC”), which is consolidated by the Company, owns 32 and 37 locations formerly occupied by Mervyns at September 30, 2009 and December 31, 2008, respectively. The terms of the original acquisition contained a contingent refundable purchase price adjustment secured by a letter of credit (“LOC”) from the seller of the real estate portfolio, which was owned in part by an affiliate of one of the former members of the Company’s board of directors. In addition, MV LLC held a Security Deposit Letter of Credit (“SD LOC”) from Mervyns. These LOCs were drawn in full in 2008 due to Mervyns filing for protection under Chapter 11 of the United States Bankruptcy Code. Although the funds are required to be placed in escrow with MV LLC’s lender to secure MV LLC’s mortgage loan, these funds are available for re-tenanting expenses or to fund debt service. Certain of the funds will be released as the related properties are either sold or released.

(2)	In connection with MV LLC’s draw of the LOC, MV LLC was required under the loan agreement to provide an additional $33.0 million as collateral security for MV LLC’s mortgage loan. DDR and its partner funded the escrow requirement with proportionate capital contributions.

(3)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds were placed in a trust in connection with a development project in Mississippi. As construction is completed on the Company’s project in Mississippi, the Company receives disbursement of these funds.
4. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$14,861	$21,721
Tenant relations, net	11,086	15,299

Total intangible assets (1)	25,947	37,020
Other assets:
Accounts receivable, net (2)	148,184	164,356
Prepaids, deposits and other assets	96,670	91,770

Total other assets	$270,801	$293,146

(1)	The Company recorded amortization expense of $1.7 million and $2.3 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $5.3 million and $7.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net, of $53.8 million both at September 30, 2009 and December 31, 2008.

5. REVOLVING CREDIT FACILITIES
          The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.125% at September 30, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at September 30, 2009). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at September 30, 2009. The Unsecured Credit Facility also provides for an annual facility fee of 0.25% on the entire facility. At September 30, 2009, total borrowings under the Unsecured Credit Facility aggregated $822.5 million with a weighted average interest rate of 1.6%.
          The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate plus a specified spread (0.125% at September 30, 2009), as defined in the facility or (ii) LIBOR, plus a specified spread (0.75% at September 30, 2009). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2009. At September 30, 2009, total borrowings under the National City Bank facility aggregated $3.8 million with a weighted average interest rate of 1.2%.
6. FIXED-RATE NOTES
          In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to investors at 99.42% of par with a yield to maturity of 9.75%.

          In March 2007, the Company issued $600 million aggregate principal amount of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). In August 2006, the Company issued $250 million aggregate principal amount of 3.5% senior convertible notes due in 2011 (the “2006 Senior Convertible Notes” and, together with the 2007 Senior Convertible Notes, the “Senior Convertible Notes”). The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. For further description of the Company’s Senior Convertible Notes see Note 8, “Fixed-Rate Debt,” in the Company’s Current Report on Form 8-K filed August 10, 2009. Effective January 1, 2009, the Company retrospectively adopted the provisions of the standard, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Note 1). Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the notes to a specified option price (“Option Price”). This purchase option, which has the same term as the underlying debt, allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option cost was recorded as a reduction of shareholders’ equity at issuance.
          The following table summarizes the information related to the Senior Convertible Notes (shares and dollars in millions):

			Maximum
	Conversion Price (1)	Option Price	Common Shares	Option Cost
2007 Senior Convertible Notes	$74.56	$82.71	1.1	$32.6
2006 Senior Convertible Notes	$64.23	$65.17	0.5	$10.3

(1)	At September 30, 2009 and December 31, 2008.
          The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by the standard, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion, and as adjusted to reflect the impact of discontinued operations (Note 13) (in thousands, except per share).

	Three-Month Period Ended September 30, 2008			Nine-Month Period Ended September 30, 2008
	As			As
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
Condensed Consolidated Statements of Operations:
Income from continuing operations	$37,681 (1)	$33,320	$(4,361)	$117,789 (1)	$105,556	$(12,233)
Net income attributable to DDR	38,515	35,250	(3,265)	121,866	112,074	(9,792)
Net income attributable to DDR per share, basic and diluted	$0.23	$0.20	$(0.03)	$0.75	$0.66	$(0.09)

(1)	Adjusted to reflect the impact of discontinued operations (Note 13).

	December 31, 2008
	As Previously	As	Effect of
	Reported	Adjusted	Change
Condensed Consolidated Balance Sheets:
Construction in progress and land under development	$879,547	$882,478	$2,931
Deferred charges, net	26,613	25,579	(1,034)
Senior unsecured notes	(2,452,741)	(2,402,032)	50,709
Paid-in-capital	(2,770,194)	(2,849,364)	(79,170)
Accumulated distributions in excess of net income	608,675	635,239	26,564
          The effects of this accounting change on the carrying amounts of the Company’s debt and equity balances are as follows (in thousands):

	September 30, 2009	December 31, 2008
Carrying value of equity component	$(48,684)	$(77,587)

Stated principal amount of convertible debt	$522,683	$833,000
Remaining unamortized debt discount	(23,875)	(50,709)

Net carrying value of convertible debt	$498,808	$782,291

          As of September 30, 2009, the remaining amortization period for the debt discount was approximately 23 and 30 months for the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes, respectively.
          The adjusted effective interest rates for the liability components of the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes were 5.7% and 5.2%, respectively. The impact of this accounting change required the Company to adjust its interest expense and record a non-cash interest-related charge of $2.7 million and $9.8 million, net of capitalized interest, for the three- and nine-month periods ended September 30, 2009, respectively. The Company recorded non-cash interest expense of approximately $3.3 million and $9.8 million for the three- and nine-month periods ended September 30, 2008, respectively. The Company recorded contractual interest expense associated with the Senior Convertible Notes of approximately $4.3 million and $15.9 million for the three- and nine-month periods ended September 30, 2009, respectively, and $6.7 million and $20.1 million for the three- and nine-month periods September 30, 2008, respectively.
          During the nine months ended September 30, 2009, the Company purchased approximately $673.6 million aggregate principal amount of its outstanding senior unsecured notes (of which $310.3 million related to the Senior Convertible Notes) at a discount to par resulting in a net GAAP gain of approximately $142.4 million. The Company allocated the consideration paid for the convertible notes between the liability component and equity component based on the fair value of those components immediately prior to the purchases and reflected a gain based on the difference on the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount.

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
Notes receivable and advances to affiliates
          The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $141.4 million and $134.0 million at September 30, 2009 and December 31, 2008, respectively, as compared to the carrying amounts of $136.6 million and $134.0 million, respectively. The carrying value of the tax increment financing bonds approximated its fair value at September 30, 2009 and December 31, 2008. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
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
          Financial instruments at September 30, 2009 and December 31, 2008, with carrying values that are different than estimated fair values, based on the valuation methods outlined in the standard, Fair Value Measurements, at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,825,834	$1,780,821	$2,402,032	$1,442,264
Revolving Credit Facilities and Term Debt	1,626,262	1,584,412	1,827,183	1,752,260
Mortgages payable and other indebtedness	1,712,991	1,651,132	1,637,440	1,570,877

	$5,165,087	$5,016,365	$5,866,655	$4,765,401

Measurement of Fair Value
          At September 30, 2009, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

          Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of all of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
          The following table presents information about the Company’s financial assets and liabilities which consist of interest rate swap agreements that are included in other liabilities at September 30, 2009, measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurement at
	September 30, 2009
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$—	$19.9	$19.9
          The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2008	$(21.7)
Total unrealized gain included in other comprehensive (loss) income	1.8

Balance of Level 3 at September 30, 2009	$(19.9)

          The unrealized gain of $1.8 million above included in other comprehensive (loss) income is attributable to the change in unrealized gains or losses relating to derivative liabilities that are still held at September 30, 2009, none of which were reported in the Company’s condensed consolidated statements of operations as they are documented and qualify as hedging instruments.
Accounting Policy for Derivative Instruments and Hedging Activities
          The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the

Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Risk Management Objective of Using Derivatives
          The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and, from time to time, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
          The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages currency exposure related to the net assets of its Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements.
Cash Flow Hedges of Interest Rate Risk
          The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has six Swaps with notional amounts aggregating $600 million ($200 million of which expires in 2009, $300 million of which expires in 2010 and $100 million of which expires in 2012) which effectively converts variable-rate debt to a fixed-rate of 6.2% at September 30, 2009.

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. All components of the interest rate swaps were included in the assessment of hedge effectiveness. During the nine months ended September 30, 2009 and September 30, 2008, the amount of hedge ineffectiveness recorded was not material.
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects that within the next 12 months, it will reflect as an increase to interest expense (and a corresponding decrease to earnings) approximately $16.0 million. As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	(in Millions)
Interest rate swaps	Six	$600.0
          The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as follows (in millions):

Liability Derivatives
	September 30, 2009		December 31, 2008
Derivatives designated as	Balance Sheet	Fair	Balance Sheet
hedging instruments	Location	Value	Location	Fair Value
Interest rate products	Other liabilities	$19.9	Other liabilities	$21.7
          The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Location of Gain
					(Loss)	Amount of Loss Reclassified from
	Amount of Loss Recognized in OCI				Reclassified	Accumulated OCI into Earnings
	on Derivative (Effective Portion)				from	(Effective Portion)
Derivatives	Three-Month		Nine-Month		Accumulated	Three-Month		Nine-Month
in Cash	Periods Ended		Periods Ended		OCI into Income	Periods Ended		Periods Ended
Flow	September 30		September 30		(Effective	September 30		September 30
Hedging	2009	2008	2009	2008	Portion)	2009	2008	2009	2008
Interest rate products	$1.6	$1.2	$1.8	$0.7	Interest expense	$0.1	$0.1	$0.3	$0.5
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
Credit-risk-related Contingent Features
          The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations which could result in an acceleration of payment.
Net Investment Hedges
          The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which exposes the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge to the net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in other comprehensive income (“OCI”). As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
          The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods		Nine-Month Periods
	Ended September 30		Ended September 30
Derivatives in Net Investment Hedging Relationships	2009	2008	2009	2008
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$(3.4)	$(5.7)	$(4.1)	$(1.8)

Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$(6.7)	$(3.2)	$(12.4)	$(4.6)

          See discussion of equity derivative instruments in Note 10.

8. COMMITMENTS AND CONTINGENCIES
Business Risks and Uncertainties
          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants (in particular the anchor tenants) remain in relatively strong financial standing, the current economic environment has resulted in tenant bankruptcies affecting the Company’s real estate portfolio, including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s Revolving Credit Facilities as further described below. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.0% of total consolidated revenues, which is Walmart at 5.3%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable revenue base for the foreseeable future given the long-term nature of their leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which should enable many tenants to continue operating within this challenging economic environment.
          The Company’s Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These Revolving Credit Facilities and indentures also contain customary default provisions, including the failure to timely pay principal and interest issued thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the inability to obtain further funding and/or an acceleration of all outstanding borrowings.
          As of September 30, 2009, the Company was in compliance with all of its financial covenants under its Revolving Credit Facilities term debt and senior notes. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants for the remainder of 2009 and beyond. However, the current economic downturn, along with the dislocation in the global credit markets, has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or the Company is unable to successfully execute its plans as further described below, the Company could violate these financial covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness, would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage and increasing its financial flexibility and improve its liquidity.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants for the remainder of 2009 and beyond. As discussed below, the Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will continue to strategically utilize proceeds from the above sources to repay outstanding borrowings on its credit facilities and strategically repurchase its publicly traded debt at a discount to par to further improve its leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 because it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company funded its first and second quarter 2009 dividends in a combination of 90% common shares and 10% cash. After it was determined that the Company would be able to meet the minimum payout required to maintain its REIT status for 2009, the Company’s Board of Directors approved the continuation of the cash portion of the prior two quarters’ dividend in order to retain additional capital and enhance financial flexibility, while remaining committed to distributing cash flow to the Company’s investors. As a result, the Company declared an all cash dividend of $0.02 per common share in the third quarter of 2009. The changes to the Company’s 2009 dividend policy to date have resulted in additional free cash flow, which has been applied primarily to reduce leverage. This change in the Company’s quarterly dividend payments, including the elimination of a quarterly payment of a dividend in January 2009, is expected to result in approximately $300 million of retained capital in 2009 relative to the Company’s 2008 dividend policy.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. In May and September 2009, the Company issued common shares as part of the transaction with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”), resulting in aggregate gross equity proceeds of approximately $112.5 million (Note 10). The Company used the total gross proceeds to reduce leverage. The Company also raised $157.6 million through the issuance of 18.6 million common shares at a weighted average price of $8.46 per

\

share in the nine months ended September 30, 2009, under the continuous equity program. The Company expects to commence a new common equity program pursuant to which the Company can sell equity into the open market from time to time at its discretion at other than fixed prices.

•	Debt Financing and Refinancing — The Company does not have any remaining 2009 maturities for wholly-owned debt. As a result, the Company is currently focused on extending or refinancing 2010 maturities, all but six of the Company’s wholly-owned 2010 mortgage maturities aggregating approximately $59 million have been addressed.

In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to investors at 99.42% of par with a yield to maturity of 9.75%. In July 2009, the Company obtained $17 million of mortgage debt from a life insurance company on two shopping centers at a 6% interest rate and maturing in 2017.

In October 2009, the Company obtained a $400 million, five-year loan secured by a portfolio of 28 stabilized shopping centers from Goldman Sachs Commercial Mortgage Capital, L.P., an affiliate of Goldman, Sachs & Co.

•	Asset Sales — For the nine months ended September 2009, the Company and both its consolidated and unconsolidated joint ventures sold numerous assets generating nearly $450 million in estimated total proceeds (of which approximately $309 million related to consolidated assets and $141 million related to unconsolidated joint venture assets). The Company and its joint ventures are also in various stages of discussions with third parties for the sale of additional non-prime assets.

•	Debt Repurchases — Because of the current economic environment, the Company’s publicly traded debt securities have been trading at discounts to par. During the first nine months of 2009, the Company repurchased approximately $673.6 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $164.3 million. Although the Company will evaluate all of its alternatives to optimize its use of cash generated from the sources above to achieve the strategic goal of de-leveraging, the Company expects that it will continue to opportunistically repurchase its debt securities at a discount to par to further improve its leverage ratios.
          As described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage, improving liquidity and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations, including its ability to remain compliant with its covenants and repay the Company’s obligations as they become due.

Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company is pursuing an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the jury verdict, there can be no assurance that the Company will be successful in its appeal.
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
9. REDEEMABLE OPERATING PARTNERSHIP UNITS
          At September 30, 2009 and December 31, 2008, the Company had 29,524 operating partnership units (“OP Units”) outstanding, which are classified as redeemable operating partnership units on the condensed consolidated balance sheets. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. Redeemable OP Units are presented at the greater of their carrying amount (September 30, 2009) or redemption value (September 30, 2008) at the end of each reporting period. Changes in the value from period to period are charged to paid in capital in the Company’s condensed consolidated balance sheets. Below is a table reflecting the activity of the redeemable OP units (in thousands):

September 30, 2008
Balance at December 31, 2007	$1,163
Net income	61
Distributions	(61)
Adjustment to redeemable operating partnership units	(215)

Balance at September 30, 2008	$948

September 30, 2009
Balance at December 31, 2008	$627
Net income	12
Distributions	(12)

Balance at September 30, 2009	$627

10. EQUITY
     The following table summarizes the changes in equity since December 31, 2007 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury	Non-
	Preferred	Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock at	Controlling
	Shares	Value)	Capital	Net Income	Obligation	(Loss) Income	Cost	Interests	Total

Balance, December 31, 2007	$555,000	$12,679	$3,107,809	$(272,428)	$22,862	$8,965	$(369,839)	$128,254	$3,193,302
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation		1	(2,190)				8,759		6,570
Contributions from non-controlling interests								51,714	51,714
Issuance of restricted stock			(5,177)				6,074		897
Vesting of restricted stock			7,436		194		(5,462)		2,168
Stock-based compensation			6,386						6,386
Redemption of 463,185 operating partnership units in exchange for common shares			(14,268)				23,327	(9,104)	(45)
Dividends declared common shares				(248,612)					(248,612)
Dividends declared— preferred shares				(31,702)					(31,702)
Distributions to non-controlling interests								(30,222)	(30,222)
Adjustment to redeemable partnership units			215						215
Comprehensive income:
Net income				112,074				5,914	117,988
Other comprehensive income:
Change in fair value of interest rate contracts						(4,626)			(4,626)
Amortization of interest rate contracts						(550)			(550)
Foreign currency translation						(8,991)		(607)	(9,598)

Comprehensive income	—	—	—	112,074	—	(14,167)	—	5,307	103,214

Balance, September 30, 2008	$555,000	$12,680	$3,100,211	$(440,668)	$23,056	$(5,202)	$(337,141)	$145,949	$3,053,885

          The following table summarizes the changes in equity since December 31, 2008 as adjusted (in thousands):

	Developers Diversified Realty Corporation Equity
		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury	Non-
	Preferred	Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock at	Controlling
	Shares	Value)	Capital	Net Income	Obligation	(Loss) Income	Cost	Interests	Total

Balance, December 31, 2008	$555,000	$12,864	$2,849,364	$(635,239)	$13,882	$(49,849)	$(8,731)	$127,503	$2,864,794
Issuance of common shares related to dividend reinvestment plan and director compensation		13	601				222		836
Issuance of common shares for cash offering		1,864	154,179						156,043
Otto Transaction		3,286	108,128						111,414
Equity derivative instruments			143,716						143,716
Contributions from non-controlling interests								5,641	5,641
Issuance of restricted stock		194	1,069		98		(629)		732
Vesting of restricted stock			396		2,997		(884)		2,509
Stock-based compensation			12,315						12,315
Dividends declared—common shares		1,444	49,030	(60,542)					(10,068)
Dividends declared—preferred shares				(31,702)					(31,702)
Distributions to non-controlling interests								(1,451)	(1,451)
Comprehensive income:
Net loss				(277,029)				(39,860)	(316,889)
Other comprehensive income:
Change in fair value of interest rate contracts						7,315			7,315
Amortization of interest rate contracts						(279)			(279)
Foreign currency translation						45,101		3,142	48,243

Comprehensive income				(277,029)		52,137		(36,718)	(261,610)

Balance, September 30, 2009	$555,000	$19,665	$3,318,798	$(1,004,512)	$16,977	$2,288	$(10,022)	$94,975	$2,993,169

     Common Shares Issued
          During the nine months ended September 30, 2009, the Company issued 18.6 million common shares at a weighted-average price of $8.46 per share through its continuous equity program and received aggregate net proceeds of approximately $156.1 million. The net cash proceeds received from these issuances were used to repurchase senior notes and to repay amounts outstanding under the Company’s Revolving Credit Facilities.

The Otto Transaction
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor to issue and sell 30.0 million common shares for aggregate gross proceeds of approximately $112.5 million to the members of the Otto Family. The agreement also provides for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances are collectively referred to as the “Otto Transaction”. Under the terms of the Stock Purchase Agreement, the Company also issued additional common shares to the Otto Family in an amount equal to any dividend payable in shares declared by the Company after February 23, 2009 and prior to the applicable closing. The exercise price of the warrants is also subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term.
          On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family in connection with the Otto Transaction. The transaction was completed in two closings, May 2009 and one in September 2009. In May 2009, the Company issued and sold 15.0 million shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. The Company also issued an additional 1,071,428, shares as a result of the first quarter 2009 dividend to the Otto Family associated with the initial 15.0 million, shares. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,787,304 common shares as a result of the first and second quarter 2009 dividends to the Otto Family associated with the second 15.0 million shares. In total, the Company issued 32,858,732 million common shares to the Otto Family.
Equity Derivative Instruments – Otto Transaction
          The Downward Price Protection Provisions described above resulted in the equity forward commitments and warrants required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration.
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

          The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the condensed consolidated balance sheet as follows (in millions):

	September 30, 2009
Derivatives not designated as
hedging instruments	Balance Sheet Location	Fair Value
Warrants	Other liabilities	$54.5
          The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Three-Month	Nine-Month
		Period Ended	Period Ended
		September 30,	September 30,
		2009	2009
Derivatives not designated	Income Statement
as hedging instruments	Location	Gain (Loss)	Gain (Loss)
Equity forward – issued shares	Loss on equity derivative instruments	$(83.2)	$(152.8)
Warrants	Loss on equity derivative instruments	(35.0)	(45.4)

		$(118.2)	$(198.2)

          The loss above for these contracts was derived principally from the increase of the Company’s stock price from April 9, 2009, the shareholder approval date, to the market price on the date of the second closing, September 18, 2009, related to the equity issued, or September 30, 2009, related to the warrants.
Measurement of Fair Value – Equity Derivative Instruments Valued on a Recurring Basis
          The valuation of these instruments is determined using a Bloomberg pricing model. The Company has determined that the significant inputs used to value its equity forwards fall within Level 2 of the fair value hierarchy. However, the Company has determined that the warrants fall within Level 3 of the fair value hierarchy due to the significance of the volatility and dividend yield assumptions in the overall valuation. The Company utilized historical volatility assumptions as it believes this better reflects the true valuation of the instruments. Although the Company considered using an implied volatility based upon certain short-term publicly traded options on its common shares, it instead utilized its historical share price volatility when determining an estimate of fair value of its five year warrants. The Company believes that the long-term historic volatility better represents long- term future volatility and is more consistent with how an investor would view the value of these securities. The Company will continually evaluate its significant assumptions to determine what it believes provides the most relevant measurements of fair value at each reporting date.

	Fair Value Measurement at
	September 30, 2009 (in millions)
	Level 1	Level 2	Level 3	Total
Warrants	$—	$—	$54.5	$54.5
          The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities as noted above having fair value measurements based on significant unobservable inputs (Level 3).

Equity Derivative
Instruments –
Liability
Balance of Level 3 at March 31, 2009 (1)	$—
Initial Valuation	(9.2)
Unrealized loss	(45.3)

Balance of Level 3 at September 30, 2009	$(54.5)

(1)	As described above, the instruments were not valued until the shareholder approval, which occurred on April 9, 2009.
Stock-Based Compensation
          In April 2009, the Otto Transaction was approved by the Company’s shareholders resulting in a “potential change in control” under the Company’s equity-based award plans. In addition, in September 2009 as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options which were not subject to deferral elections became fully exercisable and all restrictions on unvested restricted shares lapsed and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, the Company recorded an accelerated non-cash charge of approximately $4.7 million and $15.2 million for the three- and nine-month periods ended September 30, 2009, respectively, related to these equity awards.
Value Sharing Equity Program
          In July 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “VSEP”) and the grant of awards to certain of the Company’s officers. The VSEP is designed to allow the Company to reward participants with a portion of “Value Created” (as described below).
          On six specified measurement dates, the Company will measure the Value Created during the period between the start of the VSEP and the applicable measurement date. Value Created is measured as the increase in the Company’s market capitalization (i.e., the product of the Company’s share price and the number of shares outstanding as of the measurement date), as adjusted for any equity issuances or equity repurchases, between the start of the VSEP and the applicable measurement date.

          Each participant will be assigned a “percentage share” of the Value Created. After the first measurement date, each participant will receive a number of Company shares with an aggregate value equal to two-sevenths of the participant’s percentage share of the Value Created. After each of the next four measurement dates, each participant will receive a number of Company shares with an aggregate value equal to three-sevenths, then four-sevenths, then five-sevenths, and then six-sevenths, respectively, of the participant’s percentage share of the Value Created. After the final measurement date, each participant will receive a number of Company shares with an aggregate value equal to the participant’s full percentage share of the Value Created. For each measurement date, however, the number of Company shares awarded to a participant will be reduced by the number of Company shares previously earned by the participant as of prior measurement dates. This will keep the participants from benefiting more than once for increases in the Company’s share price that occurred during earlier measurement periods.
          The Company shares granted to a participant will then be subject to an additional time-based vesting period. During this period, Company shares will generally vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant.
          The fair value of each outperformance unit grant for the share price metrics was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	1.9%
Average dividend yield	6.2%
Expected life	3.4 years
Expected volatility	88%
          As of September 30, 2009, $11.9 million of total unrecognized compensation costs were related to the two market metric components associated with the awards granted under the VSEP and expected to be recognized over the seven year term, which includes, the vesting period.
Adoption of Non-Controlling Interests and Accounting for Convertible Debt Instruments That May Be Settled for Cash upon Conversion (including Partial Cash Settlement)
          The Company’s balance sheet was adjusted as of December 31, 2008 to include $127.5 million in non-controlling interests as a component of equity. In addition, paid-in capital as of December 31, 2008 was increased by $52.6 million relating to the allocated value of the equity component of certain of the Company’s senior convertible unsecured notes (Note 1).
Dividends
          The Company declared a dividend in the first and second quarters on March 2, 2009 and May 28, 2009, respectively, on its common shares of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the first and second quarter dividends, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash.
          The Company declared an all-cash dividend of $0.02 per common share in the third quarter of 2009.
          Common share dividends declared, per share, were $0.02 and $0.42 for the three- and nine-month periods ended September 30, 2009. Common share dividends declared, per share, were $0.69 and $2.07 for the three- and nine-month periods ended September 30, 2008.

Deferred Obligations
          During the nine-month period ended September 30, 2009, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $5.9 million in deferred obligations. Also, in accordance with the transition rules under Section 409A of the Internal Revenue Code and the change in control that occurred in September 2009, certain officers and directors elected to have their deferrals distributed, which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $2.8 million.
11. OTHER REVENUE
          Other revenue for the three- and nine-month periods ended September 30, 2009 and 2008, was comprised of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Lease termination fees	$0.8	$0.8	$3.4	$5.0
Financing fees	0.2	1.9	0.9	1.9
Other	0.2	—	1.9	0.5

	$1.2	$2.7	$6.2	$7.4

12. IMPAIRMENT CHARGES
          During the three- and nine-month periods ended September 30, 2009, the Company recorded impairment charges of $2.7 million and $145.7 million, respectively, on its consolidated real estate investments. For the nine months ended September 30, 2009, impairment charges of $65.5 million are reflected in discontinued operations (Note 13). Of the aggregate amount, approximately $84.7 million in asset impairments were triggered primarily due to the Company’s marketing of these assets for sale during the nine months ended September 30, 2009. The remaining $61.0 million of impairment charges for the nine months ended September 30, 2009, related to 13 assets formerly occupied by Mervyns, of which the Company’s proportionate share was $29.7 million for the nine months ended September 30, 2009 after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture.
          During the three- and nine-month periods ended September 30, 2009, the Company recorded impairment charges of $61.2 million and $101.6 million, respectively, on several of its unconsolidated joint venture investments. The impairments recognized related to the DDRTC Core Retail Fund LLC ($55.0 million), DDR-SAU Retail Fund LLC ($6.2 million) and the Company’s joint ventures with the Coventry II Fund ($40.4 million), as these investments incurred an “other than temporary impairment.” The major factors contributing to the timing of the second quarter impairment charges were the communication by the Coventry II Fund investors indicating they would not contribute any additional capital for any of the projects and the Coventry II Fund’s inability, to date, to reach an agreement with the first mortgage lender as to the Bloomfield project, combined with the overall economic downturn in the retail real estate environment. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. The Company believed the value of these investments in the current environment was other than temporarily impaired.
Measurement of Fair Value
          The Company is required to assess the value of both impaired consolidated assets and unconsolidated joint venture investments. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.
Items Measured at Fair Value on a Non-Recurring Basis
          The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the nine months ended September 30, 2009. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurement at September 30, 2009
					Total
	Level 1	Level 2	Level 3	Total	Losses
Long-lived assets held and used	$—	$—	$238.5	$238.5	$145.7
Unconsolidated joint venture investments	—	—	104.4	104.4	101.6
13. DISCONTINUED OPERATIONS
          All earnings of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008. The Company did not have any assets considered held for sale at September 30, 2009 or December 31, 2008. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three- and nine-month periods ended September 30, 2009 and 2008, are 27 properties sold in 2009 aggregating 3.2 million square feet, and 22 shopping centers sold in 2008 (including one business center and one property held for sale at December 31, 2007) aggregating 1.3 million square feet. The operating results relating to assets sold as of September 30, 2009, are as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$2,202	$13,232	$19,086	$41,476

Expenses:
Operating	652	3,617	5,005	11,899
Impairment charges	—	—	65,496	—
Interest, net	328	2,571	4,747	8,312
Depreciation and amortization	544	3,911	5,832	13,310

Total expense	1,524	10,099	81,080	33,521

Income (loss) before gain (loss) on disposition of real estate	678	3,133	(61,994)	7,955
Gain (loss) on disposition of real estate	4,448	(2,717)	(19,965)	(1,830)

Net income (loss)	$5,126	$416	$(81,959)	$6,125

14. EARNINGS PER SHARE
          Effective January 1, 2009, the Company adopted Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Basic and Diluted Earnings
(Loss) income from continuing operations	$(152,904)	$33,320	$(243,140)	$105,556
Add: Gain on disposition of real estate	7,128	3,093	8,222	6,368
Less: Loss (income) attributable to non-controlling interests	2,804	(1,579)	39,848	(5,975)

(Loss) income from continuing operations attributable to DDR common shareholders	(142,972)	34,834	(195,070)	105,949
Less: Preferred share dividends	(10,567)	(10,567)	(31,702)	(31,702)

(Loss) income from continuing operations attributable to DDR common shareholders	(153,539)	24,267	(226,772)	74,247
Less: Earnings attributable to unvested shares and operating partnership units	(30)	(401)	(236)	(1,211)

(Loss) income from continuing operations — Basic	(153,569)	23,866	(227,008)	73,036

Basic Earnings Per Share
Basic – Average shares outstanding	165,073	119,795	146,151	119,447

(Loss) income from continuing operations attributable to DDR common shareholders	$(0.93)	$0.20	$(1.55)	$0.61
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	—	(0.56)	0.05

Net (loss) income attributable to DDR common shareholders	$(0.90)	$0.20	$(2.11)	$0.66

Diluted Earnings Per Share
Basic – Average shares outstanding	165,073	119,795	146,151	119,447
Effect of dilutive securities:
Stock options	—	87	—	136

Diluted – Average shares outstanding	165,073	119,882	146,151	119,583

(Loss) income from continuing operations attributable to DDR common shareholders	$(0.93)	$0.20	$(1.55)	$0.61
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	—	(0.56)	0.05

Net (loss) income attributable to DDR common shareholders	$(0.90)	$0.20	$(2.11)	$0.66

          Options to purchase 3.4 million and 2.2 million common shares were outstanding at September 30, 2009 and 2008, respectively, a portion of which has been reflected above in the diluted per share amounts. Options aggregating 3.4 million and 2.0 million common shares, respectively, were anti-dilutive at September 30, 2009 and 2008. Accordingly, the anti-dilutive options were excluded from the computations.
          Shares subject to issuance under the Company’s VSEP plan are not considered in the three- and nine-month periods ended September 30, 2009, as the shares were considered anti-dilutive.
          The Company’s two issuances of Senior Convertible Notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at September 30, 2009 and 2008, were not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2009 and 2008 as the Company’s stock price did not exceed the conversion price of the conversion feature of the Senior Convertible Notes in these periods and would therefore be anti-dilutive. In addition, the purchased option related to the Senior Convertible Notes will not be included in the computation of diluted EPS as the purchase option is anti-dilutive.
          The Company has excluded from its basic and diluted EPS warrants to purchase 5.0 million common shares, issued in May 2009 and warrants to purchase 5.0 million common shares issued in September 2009, because the average market price of the Company’s common stock did not exceed the exercise price of the warrants and accordingly are anti-dilutive. The 15.0 million common shares issued in May 2009 and the 15.0 million common shares issued in September 2009 relating to the Otto Transaction were included in basic and diluted EPS from the date of issuance.
15. SEGMENT INFORMATION
          The Company has two reportable segments, shopping centers and other investments. Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.
          At September 30, 2009, the shopping center segment consisted of 664 shopping centers (including 318 properties owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company) in 44 states, Puerto Rico and Brazil. At September 30, 2008, the shopping center segment consisted of 713 shopping centers (including 329 properties owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At September 30, 2009 and 2008, the Company also owned six business centers in four states, which are included in other investments.
          The table below presents information about the Company’s reportable segments for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands).

	Three-Month Period Ended September 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,327	$200,937			$202,264
Operating expenses	(457)	(67,113	) (1)		(67,570)

Net operating income	870	133,824			134,694
Unallocated expenses (2)				$(226,215)	(226,215)
Equity in net loss of joint ventures and impairment of joint venture interests		(61,383)			(61,383)

Loss from continuing operations					$(152,904)

	Three-Month Period Ended September 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,028	$220,832		$222,860
Operating expenses	(692)	(60,752)		(61,444)

Net operating income	1,336	160,080		161,416
Unallocated expenses (2)			$(130,077)	(130,077)
Equity in net loss of joint ventures and impairment of joint venture interests		1,981		1,981

Loss from continuing operations				$33,320

	Nine-Month Period Ended September 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$4,134	$609,808			$613,942
Operating expenses	(1,898)	(268,500	) (1)		(270,398)

Net operating income	2,236	341,308			343,544
Unallocated expenses (2)				$(476,129)	(476,129)
Equity in net loss of joint ventures and impairment of joint venture interests		(110,555)			(110,555)

Loss from continuing operations					$(243,140)

Total real estate assets	$49,469	$8,727,430			$8,776,899

	Nine-Month Period Ended September 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$4,786	$664,906		$669,692
Operating expenses	(1,519)	(179,815)		(181,334)

Net operating income	3,267	485,091		488,358
Unallocated expenses (2)			$(404,726)	(404,726)
Equity in net loss of joint ventures and impairment of joint venture interests		21,924		21,924

Loss from continuing operations				$105,556

Total real estate assets	$49,825	$9,136,355		$9,186,180

(1)	Includes impairment charges of $2.7 million and $80.2 million for the three- and nine- month periods ended September 30, 2009.

(2)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.

16. SUBSEQUENT EVENTS
          In October 2009, the Company obtained a $400 million, five-year loan secured by a portfolio of 28 stabilized shopping centers from Goldman Sachs Commercial Mortgage Capital, L.P., an affiliate of Goldman, Sachs & Co.
          In October 2009, the Macquarie DDR Trust unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership stake, mortgages assumed of $65.3 million and a cash payment of $1.6 million made to the DDR Macquarie Fund. The Company remains the joint manager for the Macquarie DDR Trust and continues to lease and manage the remaining assets in the DDR Macquarie Fund and to earn fees for those services.

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
          Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the current economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space, by such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the current economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability by the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms or at all;

•	Recent disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”), and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could default on the loans outside of the Company’s control. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is an other than temporary;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely effect the Company’s results of operations and financial condition.

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed for the purpose to develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
o	Adverse effects of changes in exchange rates for foreign currencies;

o	Changes in foreign political or economic environments;

o	Challenges of complying with a wide variety of foreign laws including tax laws and addressing different practices and customs relating to corporate governance, operations and litigation;

o	Different lending practices;

o	Cultural and consumer differences;

o	Changes in applicable laws and regulations in the United States that affect foreign operations;

o	Difficulties in managing international operations and

o	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.
Executive Summary
          The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing a portfolio of shopping centers. As of September 30, 2009, the Company’s portfolio consisted of 664 shopping centers and six business centers (including 318 owned through unconsolidated joint ventures and 35 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2009, the Company owned and/or managed approximately 143.5 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and one property owned by a third party. The Company owns land in Canada and Russia at which the development was deferred. At September 30, 2009, the aggregate occupancy of the Company’s shopping center portfolio was 87.1%, as compared to 94.5% at September 30, 2008. Excluding the impact of the Mervyns vacancy, the aggregate occupancy of the Company’s shopping center portfolio was 89.1% at September 30, 2009. The Company owned 713 shopping centers and six business centers at September 30, 2008. The average annualized base rent per occupied square foot was $12.59 at September 30, 2009, as compared to $12.47 at September 30, 2008.
          Net loss applicable to DDR common shareholders for the three-month period ended September 30, 2009 was $148.4 million, or $0.90 per share (diluted and basic), compared to revised net income applicable to DDR common shareholders of $24.7 million, or $0.20 per share (diluted and basic), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the nine-month period ended September 30, 2009 was $308.7 million, or $2.11 per share (diluted and basic), as compared to revised net income applicable to DDR commons shareholders of $80.4 million, or $0.66 per share (diluted and basic), for the prior-year period. Funds from operations (“FFO”) applicable to

DDR common shareholders for the three-month period ended September 30, 2009 was a loss of $90.1 million compared to revised FFO income of $96.7 million for the three-month period ended September 30, 2008. FFO applicable to DDR common shareholders for the nine-month period ended September 30, 2009 was a loss of $116.6 million as compared to revised FFO income of $288.9 million for the nine-month period ended September 30, 2008. The decrease in net income and reported loss as well as FFO applicable to common shareholders for the three- and nine-month periods ended September 30, 2009 is primarily related to non-operating activity consisting of impairment charges, loss on sale of assets and equity derivative related charges in addition to several major tenant bankruptcies in late 2008 and early 2009, offset by gains on debt repurchases as well as lower interest rates on variable rate debt. Also contributing to the decrease was a release of an approximately $16 million deferred tax allowance in 2008 as well as the impact of asset sales associated with the Company’s deleveraging efforts.
Third quarter 2009 operating results
                The Company’s 2009 goals included improving liquidity and lowering leverage. In the third quarter of 2009, the Company made great strides towards achievement of these goals as evidenced by the capital raised, which was applied to lower leverage, enhance liquidity and extend debt maturities.
•	The Company reduced its consolidated debt by more than $700 million in the nine months ended September 30, 2009. On December 31, 2008, the Company had $5.9 billion of consolidated debt as compared to $5.2 billion at September 30, 2009. Additionally, the Company reduced its share of unconsolidated joint venture debt by approximately $140 million in the same period. In October 2009, the Company further reduced its proportionate share of unconsolidated joint venture debt by approximately $80 million with the redemption of its interest in the MDT US LLC joint venture, as discussed below.

•	The Company took advantage of the opportunity that arose in the unsecured debt market by raising $300 million in new senior unsecured notes maturing in 2016. This offering of long-term debt to repay short-term debt extended the duration of the Company’s overall debt maturities. The interest rate was higher than historic rates and, as such, the Company remains focused on executing upon the balance sheet improvements that should lower this cost over time.

•	The Company has improved its debt maturity schedule by decreasing debt and by extending debt maturities. The Company does not have any remaining 2009 wholly-owned debt maturities, and all but six of the Company’s wholly-owned 2010 mortgage maturities, aggregating approximately $59 million, have been addressed.

•	The Company closed approximately $600 million in new mortgage loans.

•	Through September 30, 2009, the Company purchased $250.1 million aggregate principal amount of unsecured senior notes through a tender offer, and an additional $423.5 million aggregate principal amount of unsecured senior notes through open market purchases, for a total cash discount to par of approximately $164.3 million. The tender offer achieved the Company’s goal of retiring unsecured notes, especially those with near-dated maturities.

•	The Company sold assets aggregating approximately $450 million in gross proceeds, of which the Company’s share was more than $300 million. Almost all of these sales were non-prime assets (prime assets are considered those assets that the Company intends to hold for a long term and not offer for sale to a third party), and the sales contributed to the de-leveraging and liquidity enhancing efforts by reducing secured mortgage debt and unsecured note and revolver balances.

•	The Company raised $157.6 million through the issuance of 18.6 million common shares at a weighted average price of nearly $8.50 per share in the nine months ended September 30, 2009 and, in addition, raised $112.5 million of cash as part of the transaction with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”).
               As a result of the transactions listed above and the Company’s operating performance during the nine months of the year, the Company has significantly enhanced its liquidity position and remains in compliance with its debt covenants under its Revolving Credit Facilities, term debt and senior notes. The Company’s continued execution on various de-leveraging initiatives, including asset sales, equity issuances and retained capital, is expected to continue to improve these ratios over time. In addition, as the Company continues to increase the portfolio occupancy, these ratios are expected to improve further.
               In addition to the liquidity initiatives described above, the Company has had success in the execution of the following initiatives:
•	The Company simplified its structure by redeeming its interest in the MDT US LLC joint venture in October 2009. This redemption eliminated approximately $1.0 billion of unconsolidated debt and the Company assumed debt of approximately $65.3 million. This simplified structure reduced the Company’s proportionate share of unconsolidated joint venture debt by approximately $146 million offset by the assumption of debt by the Company of approximately $65.3 million resulting in an overall reduced leverage by approximately $80 million. In exchange for its interest, the Company owns three wholly-owned prime assets.

•	The Company focused on the re-tenanting of space formerly occupied by bankrupt retailers. Activity was generated on a majority of the space in the form of signed leases, sales, leases pending signature or letters of intent, and, importantly, the Company remains focused on pursuing the retailers that are anticipating 2010 and 2011 openings. The Company continues to be prudent in evaluating deal terms and, while rents have moderated, the Company is pursuing economically efficient deals with lower than average capital expenditures.

•	Maximizing rent spreads remains challenging, yet the Company achieved marginal improvement in blended rental rate spreads over the second quarter of 2009.

•	The Company remains focused on tenant relationships and has strategically invested in human capital by reassigning responsibilities communicating with its tenants, conducting portfolio reviews, and discussing new store opportunities.

The Company continues to focus on its current strategy and various other initiatives, including the following:
•	The Company intends to sell non-prime assets to third parties. However, due to the amount of the Company’s capital raising initiatives completed thus far this year, the Company is not intending to sell its assets at significant discounts in order to raise capital. The Company continues to have non-prime assets under contract for sale or subject to letters of intent. The Company will continue to look at asset sales as an available source of capital only when pricing is acceptable and those assets do not fit the Company’s focus on prime properties.

•	The Company intends to continue to repurchase its unsecured notes if discounts continue to be available.

•	The Company expects to commence a new common equity program pursuant to which the Company can sell equity into the open market from time to time at its discretion at other than fixed prices.

•	The Company may complete several other secured financings at its discretion by year end. The Company does not believe that these transactions are required to be completed in order to meet its near-term maturities, but remain part of the Company’s long-term strategy to provide for more liquidity.

•	The Company is focused on improving its debt to EBITDA ratio (Earnings before interest, taxes, depreciation and amortization).
               Despite the high level of transactional activity this year, the Company has not lost sight of the operational side of the business. Although the Company is pleased with its ability to execute on its strategic plan thus far, it acknowledges it has more to complete. The Company continues to prepare for a prudent strategy for 2010 and beyond.
Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Base and percentage rental revenues	$136,922	$150,389	$(13,467)	(9.0)%
Recoveries from tenants	43,758	49,548	(5,790)	(11.7)
Ancillary and other property income	5,698	4,889	809	16.6
Management fees, development fees and other fee income	14,693	15,378	(685)	(4.5)
Other	1,193	2,656	(1,463)	(55.1)

Total revenues	$202,264	$222,860	$(20,596)	(9.2)%

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Base and percentage rental revenues	$413,698	$453,458	$(39,760)	(8.8)%
Recoveries from tenants	135,181	145,801	(10,620)	(7.3)
Ancillary and other property income	15,696	15,748	(52)	(0.3)
Management fees, development fees and other fee income	43,194	47,302	(4,108)	(8.7)
Other	6,173	7,383	(1,210)	(16.4)

Total revenues	$613,942	$669,692	$(55,750)	(8.3)%

          Base and percentage rental revenues of the core portfolio properties (shopping center properties owned as of January 1, 2008, but excluding properties under development/redevelopment and those classified in discontinued operations) (“Core Portfolio”) decreased approximately $34.1 million, or 8.2%, for the nine-month period ended September 30, 2009, as compared to the same period in 2008. The decrease in overall base and percentage rental revenues was due to the following (in millions):

Decrease
Core Portfolio Properties	$(34.1)
Development/redevelopment of shopping center properties	(1.6)
Business center properties	(0.3)
Straight-line rents	(3.8)

$(39.8)

          At September 30, 2009, the aggregate occupancy rate of the Company’s shopping center portfolio was 87.1%, as compared to 94.5% at September 30, 2008. The Company owned 664 shopping centers at September 30, 2009, as compared to 713 shopping centers at September 30, 2008. The average annualized base rent per occupied square foot was $12.59 at September 30, 2009, as compared to $12.47 at September 30, 2008. The base and percentage rental revenue decrease within the Core Portfolio is due almost exclusively to the impact of the major tenant bankruptcies including Mervyns, Goody’s, Linens ‘N Things, Circuit City and Steve and Barry’s. These bankruptcies have also driven the Company’s current lower occupancy level as compared to the Company’s historical levels.
          At September 30, 2009, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 89.8%, as compared to 93.3% at September 30, 2008. The Company had 311 wholly-owned shopping centers at September 30, 2009, as compared to 344 shopping centers at September 30, 2008. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.73 at September 30, 2009, as compared to $11.68 at September 30, 2008. The decrease in occupancy rate is primarily a result of the bankruptcies discussed above, excluding Mervyns.
          At September 30, 2009, the aggregate occupancy rate of the Company’s joint venture shopping centers was 84.8%, as compared to 94.0% at September 30, 2008. The Company’s joint ventures owned 353 shopping centers including 35 consolidated centers primarily owned through a joint venture which owns sites previously occupied by Mervyns at September 30, 2009, as compared to 369 shopping centers including 40 consolidated centers primarily owned through a joint venture which owns sites previously occupied by Mervyns at September 30, 2008. The average annualized base rent per occupied square foot was $13.36 at September 30, 2009, as compared to $13.15 at September 30, 2008. The decrease in the occupancy rate and annualized base rent is primarily a result of the bankruptcies discussed above as well as the impact of the vacancy of the Mervyns sites in 2009.
          At September 30, 2009, the aggregate occupancy rate of the Company’s business centers was 71.4%, as compared to 80.9% at September 30, 2008. The business center portfolio includes six assets in four states at September 30, 2009 and 2008.
          Recoveries from tenants decreased $10.6 million, or 7.3%, for the nine-month period ended September 30, 2009, as compared to the same period in 2008. Recoveries were approximately 71.1%

and 80.4% of operating expenses and real estate taxes including bad debt expense for the nine-months ended September 30, 2009 and 2008, respectively. The decrease in recoveries from tenants was primarily a result of the decrease in occupancy of the Company’s portfolio as discussed above due to major tenant bankruptcies.
          Ancillary revenue opportunities have historically included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.
          The decrease in management, development and other fee income for the nine-month period ended September 30, 2009, is primarily due to the following (in millions):

Decrease
Development fee income	$(2.9)
Leasing commissions	(0.1)
Decrease in property and asset management fee income at various unconsolidated joint ventures	(1.1)

$(4.1)

          The decrease in development fee income was primarily the result of the reduced construction activity and the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry Real Estate Fund II (“Coventry II Fund”) discussed below. In light of current market conditions, development fees may continue to decline if development or redevelopment projects are delayed and/or cancelled. The reduction in management fees was primarily attributed to tenant bankruptcies previously discussed and joint venture asset dispositions.
          Other revenue was comprised of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Lease termination fees	$0.8	$0.8	$3.4	$5.0
Financing fees	0.2	1.9	0.9	1.9
Other	0.2	—	1.9	0.5

	$1.2	$2.7	$6.2	$7.4

Expenses from Operations (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Operating and maintenance	$36,952	$34,572	$2,380	6.9%
Real estate taxes	27,965	26,872	1,093	4.1
Impairment charges	2,653	—	2,653	100.0
General and administrative	25,886	19,560	6,326	32.3
Depreciation and amortization	53,621	60,031	(6,410)	(10.7)

	$147,077	$141,035	$6,042	4.3%

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Operating and maintenance	$107,155	$102,206	$4,949	4.8%
Real estate taxes	83,076	79,128	3,948	5.0
Impairment charges	80,167	—	80,167	100.0
General and administrative	73,469	61,607	11,862	19.3
Depreciation and amortization	171,552	167,769	3,783	2.3

	$515,419	$410,710	$104,709	25.5%

          Operating and maintenance expenses include the Company’s provision for bad debt expense, disclosed below, which approximated 1.7% and 1.4% of total revenues for the nine-month periods ended September 30, 2009 and 2008, respectively (see Economic Conditions). Also included in operating and maintenance are the following:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Bad debt expense (a)	$4.8	$3.5	$10.8	$10.2
Ground Rent Expense (a) (b)	1.3	1.0	3.5	3.1

(a)	Includes discontinued operations.

(b)	Includes expense for the three-month periods ended September 30, 2009 and 2008 of approximately $0.6 million and $0.4 million, respectively, and for the nine-month periods ended September 30, 2009 and 2008 of approximately $1.4 million and $1.3 million, respectively, related to the straight-line of ground leases.
          The increase in rental operation expenses, excluding general and administrative and impairment charges, for the nine-month period ended September 30, 2009 compared to 2008, is due to the following (in millions):

	Operating and	Real Estate	Depreciation and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$3.0	$2.0	$1.4	(a)
Development/redevelopment of shopping center properties	0.9	2.0	1.6
Provision for bad debt expense	1.0	—	—
Business center properties	—	(0.1)	(0.1)
Personal property	—	—	0.9

	$4.9	$3.9	$3.8

(a)	Primarily relates to accelerated depreciation due to changes in estimate regarding asset useful lives and additional assets placed in service.
          The majority of the increase in operating and maintenance expenses is related to increased landlord expenses primarily relating to the tenant vacancies, in particular the sites formerly occupied by Mervyns, which were generally triple net leased space. The Company is in the process of appealing numerous real estate tax charges given the current economic environment and increased vacancy resulting from these tenant bankruptcies.

          The Company recorded impairment charges of $145.7 million for the nine-month period ended September 30, 2009 on various of its consolidated real estate investments of which $65.5 million is reflected in discontinued operations. Of the aggregate amount, approximately $84.7 million in asset impairments were triggered primarily due to the Company’s marketing of assets for sale combined with the overall economic downturn in the retail real estate environment during the nine-months ended September 30, 2009. The remaining $61.0 million of impairment charges related to 13 assets formerly occupied by Mervyns, of which the Company’s proportionate share of the charge was $29.7 million after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture.
          The increase in general and administrative expenses is primarily attributable to the “change in control” charge discussed below and payments required under newly executed compensation agreements, partially offset by a reduction in 2009 expense as a result of the termination of a supplemental equity award program in December 2008, lower headcount in 2009 as compared to 2008 and a reduction in general corporate expenses. Total general and administrative expenses were approximately 5.6% and 4.3% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the nine-month periods ended September 30, 2009 and 2008, respectively.
          In May 2009 and September 2009, the Company issued common shares as part of the transaction with the Otto Family. The Otto Transaction was approved by the Company’s shareholders in April 2009 resulting in a “potential change in control” under the Company’s equity-based award plans. In September 2009, as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” occurred under the Company’s equity deferred compensation plans. All unvested stock options became fully exercisable and all restrictions on unvested restricted shares lapsed, and in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, in April 2009 and September 2009, the Company recorded an accelerated non-cash charge of approximately $10.5 million and $4.9 million, respectively, related to these equity awards. The total non-cash change in control charge recorded for the nine-month period ended September 30, 2009 was $15.4 million.
          The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $8.6 million and $11.8 million for the nine months ended September 30, 2009 and 2008, respectively. The Company will cease the capitalization of these items as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized costs has been reduced in 2009. In connection with the anticipated reduced level of development spending, the Company has taken steps to reduce overhead costs, such as reducing head count, in this area.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Interest income	$3,289	$1,660	$1,629	98.1%
Interest expense	(57,268)	(61,713)	4,445	(7.2)
Gain on repurchases of senior notes	23,881	—	23,881	100.0
Loss on equity derivative instruments	(118,174)	—	(118,174)	100.0
Other income (expense), net	2,203	(6,859)	9,062	(132.1)

	$(146,069)	$(66,912)	$(79,157)	118.3%

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Interest income	$9,546	$2,775	$6,771	244.0%
Interest expense	(175,165)	(185,977)	10,812	(5.8)
Gain on repurchases of senior notes	142,360	200	142,160	71,080.0
Loss on equity derivative instruments	(198,199)	—	(198,199)	100.0
Other expense, net	(9,123)	(7,459)	(1,664)	22.3

	$(230,581)	$(190,461)	$(40,120)	21.1%

          Interest income increased primarily due to interest earned from financing receivables which aggregated $123.7 million at September 30, 2009 as compared to $38.3 million at September 30, 2008.
          Interest expense decreased primarily due to a reduction in outstanding debt and a decrease in short-term interest rates, partially offset by a decline in capitalized interest. The weighted-average debt outstanding and related weighted-average interest rates are as follows (as adjusted):

	Nine-Month Periods
	Ended September 30,
	2009	2008
Weighted average debt outstanding (billions)	$5.6	$5.8
Weighted average interest rate	4.5%	5.0%

	At September 30,
	2009	2008
Weighted average interest rate	4.7%	4.9%
          The reduction in weighted-average interest rates in 2009 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $5.7 million and $17.3 million for the three- and nine-month periods ended September 30, 2009, respectively, as compared to $10.4 million and $29.8 million for the same periods in 2008. The Company will cease the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized interest has decreased in 2009.

          Gains on the repurchase of senior notes relates to the Company’s purchase of approximately $673.6 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par during the nine months ended September 30, 2009, resulting in a net GAAP gain of $142.4 million. A portion of the $673.6 million occurred in September 2009 where the Company purchased approximately $250.1 million face amount of its outstanding senior unsecured notes through a cash tender offer.
          Other income (expenses) for the third quarter of 2009 primarily related to a $3.5 million gain on the sale of Macquarie DDR Trust units offset by litigation-related expenditures, the write off of costs related to abandoned development projects, costs incurred for transactions that are not expected to close and debt extinguishment costs. Other expenses for the nine months ended September 30, 2009 also included a reserve associated with a mezzanine note receivable of $5.4 million and an $0.8 million loss on Macquarie DDR Trust units sold in the second quarter of 2009.
Other items (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Equity in net (loss) income of joint ventures	$(183)	$1,981	$(2,164)	(109.2)%
Impairment of joint venture investments	(61,200)	—	(61,200)	100.0
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(639)	16,426	(17,065)	(103.9)

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Equity in net (loss) income of joint ventures	$(8,984)	$21,924	$(30,908)	(141.0)%
Impairment of joint venture investments	(101,571)	—	(101,571)	100.0
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(527)	15,111	(15,638)	(103.5)
          A summary of the change in equity in net (loss) income of joint ventures for the nine-month period ended September 30, 2009, is composed of the following (in millions):

Decrease
Decrease in income from existing joint ventures, primarily due to lower occupancy levels and ceasing of capitalizing interest and real estate taxes on joint ventures previously under development due to a reduction and/or cessation in construction activity	$(12.5)
Decrease in income at certain joint ventures primarily attributable to loss on sale or impairment charges on unconsolidated assets	(9.8)
Disposition of joint venture assets (see Off-Balance Sheet Arrangements)	(8.6)

$(30.9)

          Impairment of joint venture investments is a result of the Company’s determination that several of the Company’s unconsolidated joint venture investments suffered an “other than temporary impairment.” For the three and nine months ended September 30, 2009, the Company recorded impairment charges of approximately $61.2 million and $101.6 million, respectively, primarily related to the Company’s investments in the DDRTC Core Retail Fund LLC ($55.0 million) and DDR-SAU Retail Fund LLC ($6.2 million) as well as investments with the Coventry II Fund ($40.4 million). A loss in value of an investment under the equity method of accounting that is an other than temporary decline must be recognized. The major factor contributing to the timing of the charges recorded in the second quarter of 2009 on the Coventry II Fund investments was the communication by Coventry II Fund investors indicating they would not contribute any additional capital for any of the projects.
          In the third quarter of 2008, the Company recognized a $16.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be able to be utilized.
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
          Therefore, based on the Company’s evaluation of the current facts and circumstances, the Company determined during the third quarter of 2008 that the valuation allowance should be released as it was more likely than not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income which is projected to be recognized within the Company’s TRS.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended September 30,
	2009	2008	$ Change	% Change
Income from discontinued operations	$678	$3,133	$(2,455)	(78.4)%
Gain (loss) on disposition of real estate, net of tax	4,448	(2,717)	7,165	(263.7)

	Nine-Month Periods
	Ended September 30,
	2009	2008	$ Change	% Change
(Loss) income from discontinued operations	$(61,994)	$7,955	$(69,949)	(879.3)%
Loss on disposition of real estate, net of tax	(19,965)	(1,830)	(18,135)	991.0
          Included in discontinued operations for the three- and nine-month periods ended September 30, 2009 and 2008, are 27 properties sold in 2009 aggregating 3.2 million square feet, and 22 properties sold in 2008 (including one business center and one property classified as held for sale at December 31, 2007) aggregating 1.3 million square feet. In addition, included in the reported loss for the nine- month period ended September 30, 2009 is $65.5 million of impairment charges on assets sold in 2009.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	September 30,			%
	2009	2008	$ Change	Change
Gain on disposition of real estate, net of tax	$7,128	$3,093	$4,035	130.5%

	Nine-Month Periods Ended
	September 30,			%
	2009	2008	$ Change	Change
Gain on disposition of real estate, net of tax	$8,222	$6,368	$1,854	29.1%
          The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Land sales (a)	$7.3	$3.0	$7.3	$5.7
Previously deferred gains and other gains and losses on dispositions (b)	(0.2)	0.1	0.9	0.7

	$7.1	$3.1	$8.2	$6.4

(a)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(b)	These gains and losses are primarily attributable to the subsequent leasing of units subject to master leases and other obligations originally established on disposed properties, which are no longer required.
Non-controlling interests (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Non-controlling interests — loss (income)	$2,804	$(1,579)	$4,383	(277.6)%

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Non-controlling interests — loss (income)	$39,848	$(5,975)	$45,823	(766.9)%

          Non-controlling interests decreased for the nine-month period ended September 30, 2009, primarily due to the following (in millions):

Increase
(Decrease)
DDR MDT MV LLC (owned approximately 50% by the Company) (a)	$(44.3)
Net loss from consolidated joint venture investments	(0.5)
Conversion of 0.5 million operating partnership units to common shares	(0.3)
Decrease in the quarterly distribution to operating partnership units investments	(0.7)

$(45.8)

(a)	The joint venture owns 32 locations formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. This amount is primarily the result of the $61.0 million in impairment charges recorded on 13 of the assets during the nine-month period ended September 30, 2009.
Net Income (in thousands)

	Three-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Net (loss) income attributable to DDR	$(137,846)	$35,250	$(173,096)	(491.1)%

	Nine-Month Periods Ended
	September 30,
	2009	2008	$ Change	% Change
Net (loss) income attributable to DDR	$(277,029)	$112,074	$(389,103)	(347.2)%

          The decrease in net (loss) income attributable to DDR for the three- and nine-month periods ended September 30, 2009 is primarily related to non-operating activity consisting of impairment charges, loss on sale of assets and equity derivative related charges in addition to several major tenant bankruptcies in late 2008 and early 2009, offset by gains on debt repurchases, as well as lower interest rates on variable rate debt. Also contributing to the decrease was a release of an approximately $16 million deferred tax allowance in 2008 as well as the impact of asset sales associated with the Company’s deleveraging efforts. A summary of changes in 2009 as compared to 2008 is as follows (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(24.0)	$(64.7)
Increase in impairment charges	(2.7)	(80.2)
Increase in general and administrative expenses	(6.3)	(11.9)
Decrease (increase) in depreciation expense	6.4	(3.8)
Increase in interest income	1.6	6.8
Decrease in interest expense	4.4	10.8
Increase in gain on repurchases of senior notes	23.9	142.2
Change in equity derivative instruments	(118.2)	(198.2)
Change in other expense	9.1	(1.7)
Decrease in equity in net income of joint ventures	(2.2)	(30.9)
Increase in impairment of joint ventures investments	(61.2)	(101.6)
Change in income tax benefit/expense	(17.1)	(15.6)
Decrease in income from discontinued operations	(2.4)	(69.9)
Increase (decrease) in gain on disposition of real estate of discontinued operations properties	7.2	(18.1)
Increase in gain on disposition of real estate	4.0	1.9
Decrease in non-controlling interest expense	4.4	45.8

Increase in net loss attributable to DDR	$(173.1)	$(389.1)

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
          FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.

          For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.
          This measure of performance is used by the Company for several business purposes and by other REITs. The Company uses FFO in part (i) as a measure of a real estate asset’s performance, (ii) to shape acquisition, disposition and capital investment strategies and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.
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
          For the three-month period ended September 30, 2009, FFO applicable to DDR common shareholders was a loss of $90.1 million, as compared to adjusted FFO income of $96.7 million for the same period in 2008. For the nine-month period ended September 30, 2009, FFO applicable to DDR common shareholders was a loss of $116.6 million, as compared to adjusted FFO income of $288.9 million for the same period in 2008. The decrease in FFO applicable to common shareholders for the three- and nine-month periods ended September 30, 2009 is primarily related to non-operating activity including impairment charges, loss on sale of assets and equity derivative related charges, in addition to several major tenant bankruptcies in late 2008 and early 2009, offset by gains on debt repurchases as well as lower interest rates on variable rate debt. Also contributing to the decrease was a release of an approximately $16 million deferred tax allowance in 2008 as well as the impact of asset sales associated with the Company’s deleveraging efforts.

          The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income applicable to DDR common shareholders (1)	$(148,413)	$24,683	$(308,731)	$80,372
Depreciation and amortization of real estate investments	51,635	61,099	170,236	172,740
Equity in net loss (income) of joint ventures	183	(1,981)	8,557	(21,924)
Joint ventures’ FFO (2)	13,584	15,833	32,553	60,922
Non-controlling interests (OP Units)	8	261	167	1,145
Gain on disposition of depreciable real estate (3)	(7,130)	(3,170)	(19,405)	(4,321)

FFO applicable to DDR common shareholders	(90,133)	96,725	(116,623)	288,934
Preferred dividends	10,567	10,567	31,702	31,702

Total FFO	$(79,566)	$107,292	$(84,921)	$320,636

(1)	Includes straight-line rental revenues of approximately $1.1 million and $2.3 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $2.5 million and $7.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income (a)	$(32,244)	$(22,793)	$(95,179)	$75,583
Gain on disposition of real estate, net	—	—	—	13
Depreciation and amortization of real estate investments	62,434	59,274	189,472	175,723

	$30,190	$36,481	$94,293	$251,319

DDR ownership interest (b)	$13,584	$15,883	$32,553	$60,922

(a)	Includes straight-line rental revenue of approximately $1.4 million and $1.5 million for the three-month periods ended September 30, 2009 and 2008, respectively, of which the Company’s proportionate share was $0.2 million for both periods. For the nine-month periods ended September 30, 3009 and 2008, includes straight-line rental revenue of approximately $3.0 million and $5.7 million, respectively, of which the Company’s proportionate share was $0.3 million and $0.7 million, respectively.

(b)	The Company’s share of joint venture net loss was decreased by $1.2 million and the equity in net income was decreased by $0.6 million for the three-month periods ended September 30, 2009 and 2008, respectively. The Company’s share of joint venture net loss was decreased by $3.4 million and the equity in net income was decreased by $0.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At September 30, 2009 and 2008, the Company owned unconsolidated joint venture interests relating to 318 and 329 operating shopping center properties, respectively.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month periods ended September 30, 2009 and 2008, net gains resulting from residual land sales aggregated $7.3 million and $3.0 million, respectively. For the nine-month periods ended September 30, 2009 and 2008, net gains resulting from residual land sales aggregated $7.3 million and $5.7 million, respectively.
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
          The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company. The Company also maintains a $75 million unsecured revolving credit facility with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions.
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
          As of September 30, 2009, the Company was in compliance with all of its financial covenants under its Unsecured Credit Facilities, term debt and senior notes. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants for the remainder of 2009 and beyond. However, the current economic downturn, along with the dislocation in the global credit markets, has significantly impacted the projected cash flows, financial position and effective leverage of the Company. If there is a continued decline in the retail and real estate industries and/or the Company is unable to successfully execute its plans as further described below, the Company could violate these financial covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness, would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage, increasing its financial flexibility and improving its liquidity.
          At September 30, 2009, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(0.826)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.005)

Amount Available	$0.486

          As of September 30, 2009, the Company had cash and line of credit availability aggregating $0.5 billion. As of September 30, 2009, the Company also had 257 unencumbered consolidated operating properties generating $302.4 million, or 47.9%, of the total revenue of the Company for the nine months ended September 30, 2009, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
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

          The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending. Although a majority of the Company’s tenants (in particular the anchor tenants) remain in relatively strong financial standing, the current economic environment has resulted in tenant bankruptcies affecting the Company’s real estate portfolio, including Mervyns, Linens ‘N Things, Steve and Barry’s, Goody’s and Circuit City, which occurred primarily in the second half of 2008. In addition, certain other tenants may be experiencing financial difficulties. The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on the Company’s 2009 operating results. The reduced occupancy will likely have a negative impact on the Company’s consolidated cash flows, results of operations, financial position and financial ratios that are integral to the continued compliance with the covenants on the Company’s revolving credit facilities as further described above. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historical averages, as well as a diversified tenant base with only one tenant exceeding 2.0% of total consolidated revenues, Walmart at 5.3%. Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings. Management believes these tenants should continue providing the Company with a stable revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which should enable many tenants to continue operating within this challenging economic environment.
          The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants for the remainder of 2009 and beyond. As discussed below, the Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales. In addition, the Company will continue to strategically utilize proceeds from the above sources to repay outstanding borrowings on its credit facilities and strategically repurchase its publicly traded debt at a discount to par to further improve its leverage ratios.
•	Retained Equity — With regard to retained capital, the Company has adjusted its dividend policy to the minimum required to maintain its REIT status. The Company did not pay a dividend in January 2009 as it had already distributed sufficient funds to comply with its 2008 tax requirements. Moreover, the Company funded its first and second quarter 2009 dividends in a combination of 90% DDR common shares and 10% cash. After it was determined that the Company would be able to meet the minimum payout required to maintain its REIT status for 2009, the Company’s Board of Directors approved the continuation of the cash portion of the prior two quarters’ dividend in order to retain additional capital and enhance financial flexibility, while remaining committed to distributing cash flow to the Company’s investors. As a result, the Company declared an all cash dividend of $0.02 per common share in the third quarter of 2009. The changes to the Company’s 2009 dividend policy to date have resulted in additional free cash flow, which has been applied primarily to reduce leverage. This change in the Company’s quarterly dividend payments, including the elimination of a quarterly payment of a dividend in January 2009, is expected to result in approximately $300 million of retained capital in 2009 relative to the Company’s 2008 dividend policy.

•	Issuance of Common Shares — The Company has several alternatives to raise equity through the sale of its common shares. In May and September 2009, the Company issued common shares as part of the transaction with the Otto Family, resulting in aggregate gross equity proceeds of approximately $112.5 million (See Strategic Transactions). The Company used the total gross proceeds to reduce leverage. The Company also raised $157.6 million through the issuance of 18.6 million common shares at a weighted average price of $8.46 per share during the nine months ended September 30, 2009, under the continuous equity program. The Company expects to commence a new common equity program pursuant to which the Company can sell equity into the open market from time to time at its discretion at other than fixed prices.

•	Debt Financing and Refinancing — The Company does not have any remaining 2009 maturities for wholly-owned debt. As a result, the Company is currently focused on extending or refinancing 2010 maturities, all but six of the Company’s wholly-owned 2010 mortgage maturities aggregating approximately $59 million have been addressed.

In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to investors at 99.42% of par with a yield to maturity of 9.75%. The net proceeds were utilized to repay debt with shorter term maturities and to reduce balances on the Company’s revolving credit facilities. In July 2009, the Company obtained $17 million of mortgage debt from a life insurance company on two shopping centers at a 6% interest rate and maturing in 2017.

In October 2009, the Company obtained a $400 million, five-year loan secured by a portfolio of 28 stabilized shopping centers from Goldman Sachs Commercial Mortgage Capital, L.P., an affiliate of Goldman, Sachs & Co.

•	Asset Sales — For the nine months ended September 2009, the Company and both its consolidated and unconsolidated joint ventures sold numerous assets generating nearly $450 million in estimated total proceeds. The Company and its joint ventures are also in various stages of discussions with third parties for the sale of additional non-prime assets.

•	Debt Repurchases — Because of the current economic environment, the Company’s publicly traded debt securities have been trading at discounts to par. During the first nine months of 2009, the Company repurchased approximately $673.6 million aggregate principal amount of its outstanding senior unsecured notes at a cash discount to par aggregating $164.3 million. Although the Company will evaluate all of its alternatives to optimize its use of cash generated from the sources above to achieve the strategic goal of de-leveraging, the Company expects that it will continue to opportunistically repurchase its debt securities at a discount to par to further improve its leverage ratios.
          As described above, although the Company believes it has made considerable progress in implementing the steps to address its objectives of reducing leverage and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations, including its ability to remain compliant with its covenants and repay the Company’s obligations as they become due.
          As discussed above, part of the Company’s overall strategy includes actively addressing debt maturing after 2009, and considering alternative courses of action in the event that the capital markets continue to be volatile. The Company has been very careful to balance the amount and timing of its debt maturities. For the nine months ended September 30, 2009, the Company purchased $673.6 million of aggregate principal amount of its outstanding senior unsecured notes at a discount to par. The Company has no major maturities until May 2010, providing time to address the larger maturities (including the Company’s credit facilities) which occur in 2010 through 2012. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that may materially impact its expected financial results as interest rates in the future will likely be at levels higher than the amounts it is presently incurring. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks, some international lenders and the United States Term Asset — Backed Securities Loan Facility (“TALF”) program. The approval process from the lenders has slowed, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms pricing spreads, in general, are higher and loan-to-values ratios are lower. Moreover, the Company continues to look beyond 2009 to ensure that the Company is prepared if the current credit market dislocation continues (See Contractual Obligations and Other Commitments).
          At September 30, 2009, the Company’s 2010 debt maturities consist of: $375.2 million of unsecured notes, of which $151.2 million mature in May 2010 and $224.0 million mature in August 2010; $384.1 million of consolidated mortgage debt; $63.8 million of construction loans; $826.3 million of Unsecured Revolving Credit Facilities (subject to extension as described above) and $1.7 billion of unconsolidated joint venture mortgage debt (of which the Company’s proportionate share is $0.4 billion). The Company’s Unsecured Revolving Credit Facilities allow for a one-year extension option at the option of the Company to June 2011. The Company repaid approximately $112.8 million of the 2010 mortgage debt maturities in October 2009. At September 30, 2009, unconsolidated joint venture mortgage debt of $220.7 million maturing in 2009 (of which the Company’s proportionate share is $70.8 million) consists of $111.1 million of debt attributable to the DDR Macquarie Fund (see Off Balance Sheet Arrangements) and $105.5 million of debt attributable to the Coventry II Fund assets (see Coventry II Fund discussion above). The Company’s proportionate share consists off $55.6 million of debt attributable to the DDR Macquarie Fund and $13.2 million of debt attributable to Coventry II assets. At September 30, 2009, the Company’s unconsolidated joint venture mortgage debt of maturing in 2010 aggregated $1.7 billion, of which the Company’s proportionate share is $372.5 million. Of the 2010 unconsolidated joint venture mortgage debt, the Company or the joint venture has the option to extend approximately $584.7 million at existing terms. The Company’s share of unconsolidated joint venture mortgage debt maturing in 2010 was reduced by $67.9 million in October 2009 in connection with the redemption of its interest in the MDT US LLC joint venture (See Off-Balance Sheet Arrangements).
          In the first nine months of 2009, the Company repurchased approximately $122.8 million aggregate principal amount of the senior unsecured notes maturing in 2010, approximately $166.2 million aggregate principal amount of senior unsecured notes maturing in 2011 and approximately

$336.5 million aggregate principal amount of the senior unsecured notes maturing in 2012 with proceeds from its Unsecured Credit Facilities. The Company may repurchase additional unsecured notes in the public market as operating cash and/or cash from equity and debt financings becomes available.
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
          The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended
	September 30,
	2009	2008
Cash flow provided by operating activities	$216,651	$304,155
Cash flow provided by (used for) investing activities	136,328	(383,663)
Cash flow (used for) provided by financing activities	(354,704)	59,815
          Operating Activities: The decrease in cash flow from operating activities in the nine months ended September 30, 2009 as compared to the same period in 2008, was primarily due to a decrease in the level of distributions from the Company’s unconsolidated joint ventures and the impact from the previously discussed bankruptcies and asset dispositions.
          Investing Activities: The change in cash flow from investing activities for the nine months ended September 30, 2009 as compared to the same period in 2008, was primarily due to a reduction in capital expenditure spending for redevelopment and ground-up development projects as well as an increase in the level of proceeds generated from asset dispositions.
          Financing Activities: The change in cash used for financing activities for the nine months ended September 30, 2009 as compared to the same period in 2008, is primarily due to debt repurchases partially offset by a reduction in the cash dividends paid in 2009 and increased proceeds from the issuance of common shares and senior notes.
          The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $92.2 million for the first three quarters of 2009, as compared to prior year $280.3 million of cash dividends for the same period in 2008. Accordingly, federal income taxes have not been incurred within the REIT for 2009.

          The Company declared a quarterly dividend of $0.20 per common share for the first and second quarters of 2009, payable in either cash or common shares at the election of shareholders, provided that the dividends payable in cash could not exceed 10% of the aggregate dividend. The Company declared a third quarter dividend of $0.02 per common share in September 2009, payable entirely in cash. Based upon the Company’s current results of operations and debt maturities, the Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow, while still adhering to REIT payout requirements. This payout policy will result in a 2009 annual dividend at or near the minimum distribution required to maintain REIT status. The Company will continue to monitor the 2009 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders. The 2009 payout policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage (see Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments for further discussion of capital resources).
Current Strategies
Strategic Transactions
Otto Transaction
          On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor to issue and sell 30.0 million common shares to the members of the Otto Family for aggregate gross proceeds of approximately $112.5 million. In addition, the Company issued warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company issued additional common shares to the Otto Family in an amount equal to any dividends payable in shares declared by the Company after February 23, 2009 and prior to the applicable closing of the stock purchase to the extent payable in common shares which the dividend is payable to all shareholders all or in part with Company stock.
          On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction occurred in two closings. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,071,428 common shares as a result of the first quarter 2009 dividend to the Otto Family associated with the initial 15.0 million common shares and 1,787,304 common shares as a result of the first and second quarter 2009 dividends to the Otto Family associated with the second 15.0 million common shares. As a result, the Company issued 32.8 million common shares and warrants to purchase 10.0 million common shares to the Otto Family in 2009.
          The shareholders’ approval of the Otto Transaction in April 2009 resulted in a “potential change in control” under the Company’s equity-based award plans. In addition, in September 2009 as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options became fully exercisable and all restrictions on unvested shares lapsed, and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, in September 2009, the Company recorded an additional accelerated non-cash charge of approximately $4.9 million related to these equity awards. The total non-cash change in control charge recorded for the nine-month period ended September 30, 2009 was $15.4 million.
          The equity forward commitments and warrants are considered derivatives. However, the equity forward commitments and warrants did not qualify for equity treatment due to the existence of downward price protection provisions. As a result, both instruments were required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration. Accordingly, the Company reported an aggregate non-cash loss of $118.2 million and $198.2 million relating to the valuation adjustments associated with these instruments for the three- and nine-month periods ending September 30, 2009, respectively.
Dispositions
          The Company sold 27 properties, aggregating 3.2 million square feet, in the nine months ended September 30, 2009, generating an aggregate loss on disposition of approximately $20.0 million related to these consolidated assets. The Company’s unconsolidated joint ventures sold 12 properties, aggregating 2.1 million square feet in the nine months ended September 2009, generating gross proceeds of $141.0 million and an aggregate loss on disposition of approximately $19.9 million.
          As part of the Company’s deleveraging strategy, the Company is actively marketing non-prime assets for sale. Opportunities for large portfolio asset sales are not occurring as frequently; therefore, the Company is also focusing on selling single tenant assets and smaller shopping centers. For certain real estate assets in which the Company has entered into agreements and are subject to contingencies subsequent to September 30, 2009, a loss of approximately $27 million could be recorded if all such sales were consummated on the terms currently being negotiated. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
          During the nine-month period ended September 30, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $423.9 million ($190.1 million by the Company and $233.8 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.

          The Company expects to continue to reduce its anticipated spending in 2009 for its developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria includes a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures which own assets under development as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
Development (Wholly-Owned and Consolidated Joint Ventures)
          The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
		Remaining
		Cost
Location	Owned GLA	($ Millions)	Description
Boise (Nampa), Idaho	431,689	$29.3	Community Center
Boston (Norwood), Massachusetts	56,343	7.8	Community Center
Elmira (Horseheads), New York	350,987	10.0	Community Center
Austin (Kyle), Texas (1)	443,092	20.5	Community Center

Total	1,282,111	$67.6

(1)	Consolidated 50% Joint Venture
          In addition to these current developments, several of which will be developed in phases, the Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available, including several international projects.
          The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of September 30, 2009, is as follows (in millions):

Funded as of September 30, 2009	$315.0
Projected net funding 4Q 2009	6.1
Projected net funding thereafter	62.7

Total	$383.8

Development (Unconsolidated Joint Ventures)
          One of the Company’s unconsolidated joint ventures has the following shopping center project under construction.

			Expected
	DDR’s		Remaining
	Effective		Capital
	Ownership	Owned	Cost
Location	Percentage	GLA	($ Millions)	Description
Dallas (Allen), Texas (1)	10.0%	797,665	(4.6)	Lifestyle Center

Total		797,665	$(4.6)

(1)	Includes a reduction in costs from future land sales
          The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of September 30, 2009, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2009	$61.2	$91.7	$192.9	$345.8
Projected net funding 4Q 2009	1.6	1.8	5.3	8.7
Projected net funding (reimbursements) thereafter	1.2	5.0	(16.2)	(10.0)

Total	$64.0	$98.5	$182.0	$344.5

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
          The Company is currently expanding/redeveloping the following wholly-owned shopping center at a projected aggregate net cost of approximately $89.1 million. At September 30, 2009, approximately $73.5 million of costs had been incurred in relation to this projects.

Property	Description
Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior anchor tenants
Redevelopments and Expansions (Unconsolidated Joint Ventures)
          One of the Company’s unconsolidated joint ventures is currently expanding/redeveloping the following shopping center at a projected net cost of $90.3 million, which includes original acquisition costs related to this asset which was acquired for redevelopment. At September 30, 2009, approximately $76.5 million of costs had been incurred in relation to this project.

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
          The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

			Company-
	Effective		Owned
Unconsolidated Real Estate	Ownership		Square Feet	Total Debt
Ventures	Percentage (1)	Assets Owned	(Thousands)	(Millions)
Sonae Sierra Brazil BV Sarl	50.0%	Ten shopping centers and a management company in Brazil	3,770	$104.9
Domestic Retail Fund	20.0	63 shopping center assets in several states	8,275	967.2
DDR — SAU Retail Fund	20.0	29 shopping center assets in several states	2,376	226.2
DDRTC Core Retail Fund LLC	15.0	66 assets in several states	15,746	1,768.8
DDR Macquarie Fund (2)	14.5	44 shopping centers in several states	10,327	1,092.7

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

(2)	See discussion below regarding redemption in October 2009.
          DDR Macquarie Fund and Macquarie DDR Trust
          In December 2008, MDT, DDR’s partner in the DDR Macquarie Fund joint venture, announced that it was undergoing a strategic review. This strategic review could result in asset sales, bringing in a new capital partner or other strategic initiative. During December 2008, the Company and MDT modified certain terms of its investment that provide for the redemption of the Company’s interest with properties in the MDT US LLC in lieu of cash or MDT shares. In October 2009, the Macquarie DDR Trust unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership stake, assumption of $65.3 million of non-recourse debt and a cash payment of $1.6 million was made to the DDR Macquarie Fund. The Company remains the joint manager for the Macquarie DDR Trust and continues to lease and manage the remaining assets in the DDR Macquarie Fund and to earn fees for those services.
          The Company believes this transaction will simplify the ownership structure of the joint venture and enhance flexibility for both DDR and MDT and lower the Company’s leverage. The Company expects that it will continue to receive fees for leasing and managing all the remaining assets owned by MDT and the DDR Macquarie Fund joint venture. As a result of this transaction, the Company’s proportionate share of unconsolidated joint venture debt was reduced by approximately $146 million offset by the assumption of debt by the Company of approximately $65.3 million resulting in an overall reduced leverage by approximately $80 million.

          In the third quarter of 2009, the Company liquidated its investment in Macquarie DDR Trust (ASX: MDT) for aggregate proceeds of $6.4 million. The Company recorded a gain on sale of these units of approximately $3.5 million for the three months ended September 30, 2009. The Company also incurred an $0.8 million loss on Macquarie DDR Trust units sold in the second quarter of 2009. During 2008, the Company recognized an other than temporary impairment charge on this investment of approximately $31.7 million.
Coventry II DDR Merriam Village LLC
          In the third quarter of 2009, the Company acquired its partner’s 80% interest in Merriam Village through the assumption and guarantee of $17.0 million face value of debt, of which the Company had previously guaranteed 20%. DDR did not expend any funds for this interest. In connection with DDR’s assumption of the remaining 80% guarantee, the lender agreed to modify and extend this secured mortgage (See Coventry II Fund discussion below).
Funding for Joint Ventures
          In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund its pro rate share of the required capital associated with approved development projects aggregating approximately $52.2 million at September 30, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
          The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $4.1 million at September 30, 2009, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. In addition to these loans, the Company has advanced $65.5 million of financing to one of its unconsolidated joint ventures with Coventry II (the “Bloomfield Loan”), which accrued interest at the greater of LIBOR plus 700 basis points or 12% through February 28, 2009. As of March 1, 2009, the interest in the Bloomfield Loan began accruing at the default rate of 16%, due to the joint venture’s default under a third party secured land loan on the project as discussed below. The loan has an initial maturity date of July 2011.
Coventry II Fund
          The Coventry II Fund and the Company, through a series of joint ventures, acquired 11 value-added retail properties and own 42 sites formerly occupied by Service Merchandise in the United States. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry II Fund, above a preferred return after return of capital to fund investors.
          As of September 30, 2009, the aggregate amount of the Company’s net investment in the Coventry II joint ventures is $29.1 million. As discussed above, the Company has also advanced $65.5 million of financing to one of the Coventry II joint ventures. In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $25.3 million.
          Although the Company will not acquire additional assets through the Coventry II Fund joint ventures, additional funds maybe required to address ongoing operational needs and costs associated with the one joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri being transferred to the lender in March 2009 as indicated below.
          Six of the Coventry II Fund joint ventures’ third-party credit facilities have matured. For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008 and on February 24, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan and on July 8, 2009, paid such guaranty in full in exchange for a complete release from the lender). The above referenced $65.5 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan project is cross defaulted with this third-party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan.
          For the Kansas City, Missouri project, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II Fund joint venture transferred its ownership of this property to the lender. The Company recorded a $5.8 million loss related to the write off of the book value of its equity investment. Pursuant to the agreement with the lender, the Company initially managed the shopping center while the Coventry II Fund marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company elected to terminate its management agreement for the shopping center, effective on June 30, 2009. The joint venture has the ability to receive excess sale proceeds depending upon the timing and terms of a future sale arrangement.
          For the Merriam, Kansas project, a $17.0 million land loan matured on January 20, 2009, and on February 17, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $2.2 million with respect to such loan). On July 21, 2009, the Company closed on a three-party transaction with the lender and the Coventry II Fund, pursuant to which the Coventry II Fund transferred to the Company its entire interest in the project, the lender released the Coventry II Fund from its payment guaranty and the lender extended the loan. As a result, the Merriam, Kansas project now is wholly owned by DDR, and the debt matures on May 31, 2011.
          For the San Antonio, Texas project, a $20.9 million loan matured on July 7, 2009. The Company and the Coventry II Fund have received from the lender (and are reviewing) a proposed term sheet outlining the terms required by the lender in order to extend the loan through July 7, 2011. The Company did not provide a payment guaranty with respect to such loan.

          For the Kirkland, Washington project and Benton Harbor, Michigan projects the loans in the amounts of $29.5 million and $16.0 million, respectively, matured on September 30, 2009. The Company provided payment guarantees in the amount of $5.9 million and $3.2 million, respectively, with respect to such loans. The Coventry II Fund and the Company are in negotiations with the lender, to extend such loans.
          On April 8, 2009, the lender of the Service Merchandise portfolio sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided a payment guaranty in the amount of $1.8 million with respect to such loan. The Coventry II Fund is exploring a variety of strategies to pay down the outstanding obligation and the current violation and negotiating forbearance terms with the lender. On September 22, 2009, the lender on the Orlando Park, Illinois project sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company did not provide a payment guaranty with respect to such loan.
          On August 13, 2009, the senior and mezzanine lenders in the Cincinnati, Ohio project sent to the borrowers a formal notice of default, based upon the borrowers’ inability to fund mezzanine loan payments and protective advances. The Company did not provide a payment guaranty with respect to such loan. The Coventry II Fund is exploring restructuring strategies with the lenders.
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
          The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.6 billion and $5.8 billion at September 30, 2009 and 2008, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company and its joint venture partners have agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $31.8 million at September 30, 2009.
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

          For the nine months ended September 30, 2009, $16.5 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
          The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding at September 30, 2009, was approximately $5.2 billion, as compared to approximately $5.9 billion at September 30, 2008 and $5.9 billion at December 31, 2008.
          In the first nine months of 2009, the Company purchased approximately $673.6 million aggregate principal amount of its outstanding senior unsecured notes (of which $310.3 million related to convertible notes) at a discount to par resulting in GAAP gains of approximately $142.4 million. These gains were reduced by approximately $17.0 million due to the adoption of the standard Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion, in the first quarter of 2009. This standard requires that debt issuers separately recognize the liability and equity components of convertible instruments that may be settled in cash upon conversion. As a result of the adoption, the initial debt proceeds from the offering of the Company’s $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability and equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued traditional senior unsecured notes. Accordingly, the debt balances on the Company’s balance sheet relating to the convertible debt were reduced such that non-cash interest expense would be recognized with a corresponding increase to the convertible debt balance.
          In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to the investors at 99.42% of par with a yield to maturity of 9.75%. Proceeds from the offering were used to repay debt with shorter term maturities and to reduce amounts outstanding on the Company’s Unsecured Revolving Credit Facilities.
          In October 2009, the Company obtained a $400 million, five-year loan secured by a portfolio of 28 stabilized shopping centers.
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

The first is an $85 million, 10-year loan secured by four assets in Puerto Rico with an interest rate of 7.59%. The second financing is a $40 million, two-year loan with a one-year extension option secured by a shopping center in New Jersey, which was repaid in October 2009 with proceeds obtained from the $400 million financing discussed above.
Capitalization
          At September 30, 2009, the Company’s capitalization consisted of $5.2 billion of debt, $555 million of preferred shares, and $1.8 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 2009, of $9.24), resulting in a debt to total market capitalization ratio of 0.7 to 1.0. At September 30, 2009, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At September 30, 2008, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate.
          It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy. In 2009, the Company’s rating agencies, Moody’s Investors Service and Standard and Poor’s, reduced the Company’s debt ratings. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively impact future ratings. The interest spread over LIBOR on the Company’s Revolving Credit Facilities, term loans, letters of credit and certain construction debt are determined based upon the Company’s credit ratings. The Company’s interest rate on its Revolving Credit Facilities was increased from 60 basis points over LIBOR at December 31, 2008 to 75 basis points over LIBOR at September 30, 2009 and the facility fee increased from 15 basis points to 17.5 basis points, for the same periods. The Company’s interest rate on its term loans was increased from 70 basis points at December 31, 2008 to 120 basis points at September 30, 2009.
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

Contractual Obligations and Other Commitments
          The Company does not have any remaining 2009 wholly-owned debt maturities. At September 30, 2009, the Company had letters of credit outstanding of approximately $88.1 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
          In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $59.9 million with general contractors for its wholly-owned and consolidated joint venture properties at September 30, 2009. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
          The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At September 30, 2009, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.1 million related to the maintenance of its properties and general and administrative expenses.
          The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through September 30, 2009, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”
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
Economic Conditions
          The retail market in the United States significantly weakened in 2008 and continues to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely continue to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2009. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages as well as a diversified tenant base with only one tenant exceeding 2.0% of total third quarter 2009 consolidated revenues (which is Walmart at 5.3%). Other significant tenants include Target, Lowe’s Home Improvement, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized, and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing us with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus towards value and convenience versus high priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
          The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.
          The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall gross leasable area and therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008).
          Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. In the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a decline in 2009 occupancy, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, is at 89.1% at September 30, 2009. Notwithstanding the decline in occupancy, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to stabilize, as new leases and renewals have historically. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. In 2008, the Company assembled an Anchor Store Redevelopment Department staffed with seasoned leasing professionals dedicated to releasing vacant anchor space created by recent bankruptcies and store closings. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
Legal Matters
          The Company is a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company is pursuing an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheet is a provision which represents management’s best estimate of loss based upon a range of liability. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the jury verdict, there can be no assurance that the Company will be successful its appeal.
          The Company is a party to various joint ventures with Coventry Real Estate Fund II L.L.C. through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. All properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of these properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages.
          The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. Although this lawsuit is subject to the uncertainties inherent in the litigation process and the Company cannot provide assurances as to its ultimate outcome, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
          New Accounting Standards
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards — The FASB Accounting Standards Codification and the Hierarchy

of Generally Accepted Accounting Principles. This Statement made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. Its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate
          New Accounting Standards Implemented with Retrospective Application
          The following accounting standards were implemented on January 1, 2009 with retrospective application as appropriate. As a result, the financial statements as of and for the three- and nine-month periods ended September 30, 2008 have been adjusted as required by the provisions of these standards.
Non-Controlling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued Non-Controlling Interests in Consolidated Financial Statements. A non-controlling interest, sometimes referred to as a minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This guidance was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. As required by the standard, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2008. The Company’s condensed consolidated balance sheets no longer have a line item referred to as Minority Interests. Equity at December 31, 2008 was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of this standard, the Company also adopted the recent revisions to Classification and Measurement of Redeemable Securities. As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s condensed consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except that due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements, the measurement of the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)
          In May 2008, the FASB issued Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The standard prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of this standard and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This standard must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
          This standard was adopted by the Company as of January 1, 2009 with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s condensed consolidated balance sheet at December 31, 2008 was adjusted to reflect a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with this standard, the guidance under

Classification and Measurement of Redeemable Securities was also amended, whereas the equity component related to the convertible debt would need to be evaluated if the convertible debt were currently redeemable at the balance sheet date. Because the Company’s convertible debt is not currently redeemable, no evaluation is required as of September 30, 2009.
          For the three- and nine-month periods ended September 30, 2008, the Company adjusted the condensed consolidated statements of operations to reflect additional non-cash interest expense of $3.3 million and $9.8 million, respectively, net of the impact of capitalized interest, pursuant to the provisions of this standard. The condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009, reflects additional non-cash interest expense of $2.7 million and $9.8 million, respectively. In addition, the Company’s gains on the repurchase of unsecured debt during the three- and nine-month periods ending September 30, 2009 was reduced by $2.4 million and $17.0 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as required by the provisions of this standard.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
          In June 2008, the FASB issued Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Earnings per Share. Under the guidance in this standard, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented was adjusted retrospectively. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or earnings per share calculations.
          New Accounting Standards Implemented
Business Combinations
          In December 2007, the FASB issued Business Combinations. The objective of this standard is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this standard establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on

January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company will assess the impact of significant transactions, if any, as they are contemplated.
Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosures required by this standard in the Company’s Quarterly Report on Form on 10-Q for the quarterly period ended March 31, 2009.
Subsequent Events
          In May 2009, the FASB issued Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events through November 6, 2009, the date that the Company’s condensed consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
Interim Disclosures about Fair Value of Financial Instruments
          In April 2009, the FASB issued Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of this standard, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this standard, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. This standard will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this standard in the second quarter of 2009.

Determination of the Useful Life of Intangible Assets
          In April 2008, the FASB issued Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of an intangible asset determined under Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under Business Combinations and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this standard shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this standard shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
          In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This standard also reaffirms the objective of fair value measurement, as stated in Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This standard should be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
          In June 2008, the FASB issued Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This standard provides guidance on determining whether an equity—linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this standard that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. This standard is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. Due to certain downward price protection provisions within the Otto Transaction, the impact of this standard resulted in a charge to earnings of $118.2 million and $198.2 million for the three- and nine-month periods ended September 2009, respectively, but did not have a material impact on the Company’s financial position or cash flow. Refer to the discussion of the Otto Transaction described further in Strategic Transactions.

Equity Method Investment Accounting Considerations
          In November 2008, the FASB issued Equity Method Investment Accounting Considerations. This standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard applies to all investments accounted for under the equity method. This standard is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
          New Accounting Standards To Be Implemented
Amendments to Consolidation of Variable Interest Entities
          In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Company is currently assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2009				December 31, 2008
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage of	Amount	Maturity	Interest	Percentage of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed- Rate Debt (1)	$3,827.2	3.1	5.8%	74.1%	$4,375.5	3.0	5.1%	74.6%
Variable- Rate Debt (1)	$1,337.9	2.2	1.6%	25.9%	$1,491.2	2.7	1.7%	25.4%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 6.2% and 5.0% at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, 30-Day LIBOR was 0.25% and 0.43%, respectively.
          The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	September 30, 2009				December 31, 2008
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed- Rate Debt	$4,476.8	$881.9	4.7	5.5%	$4,581.6	$982.3	5.3	5.5%
Variable- Rate Debt	$1,142.4	$194.8	0.5	2.3%	$1,195.3	$233.8	1.2	2.2%
          The Company intends to utilize retained cash flow, proceeds from asset sales, financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
          The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2009 and December 31, 2008, the interest rate on $600 million of the Company’s consolidated variable rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with a diversified group of major financial institutions.

          The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed-rate at September 30, 2009 and December 31, 2008; and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and an estimate of the effect of a 100 basis point increase in market interest rates, is summarized as follows:

	September 30, 2009			December 31, 2008
			100 Basis			100 Basis
	Carrying		Point Increase	Carrying		Point Increase
	Value	Fair Value	in Market	Value	Fair Value	in Market
	(Millions)	(Millions)	Interest Rates	(Millions)	(Millions)	Interest Rates
Company’s fixed-rate debt	$3,827.2	$3,756.5 (1)	$3,678.2 (2)	$4,375.5	$3,439.0 (1)	$3,381.3 (2)
Company’s proportionate share of joint venture fixed-rate debt	$881.9	$798.8	$772.8	$982.3	$911.0	$878.8

(1)	Includes the fair value of interest rate swaps, which was a liability of $19.9 million and $21.7 million at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $16.5 million and $12.4 million at September 30, 2009 and December 31, 2008, respectively.
          The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
          Further, a 100 basis point increase in short-term market interest rates at September 30, 2009 and 2008, would result in an increase in interest expense of approximately $10.0 million and $10.5 million, respectively, for the Company and $1.5 million and $1.9 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month and year end periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
          The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2009, the Company had no other material exposure to market risk.

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
          During the three-month period ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
          None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
			of Publicly	Shares that May Yet
	(a) Total number of	(b) Average Price	Announced Plans	Be Purchased Under
	shares purchased (1)	Paid per Share	or Programs	the Plans or Programs
July 1 – 31, 2009	952	$4.49	—	—
August 1 – 31, 2009	—	—	—	—
September 1 – 30, 2009	124,271	9.82	—	—

Total	125,223	$9.78	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans with respect to outstanding shares of restricted stock in September 2009 and the payment of the second quarter dividend in common shares by the Company in July 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.	OTHER INFORMATION
          None

ITEM 6.	EXHIBITS
3.1	Second Amended and Restated Articles of Incorporation, as amended effective July 10, 2009 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 10, 2009, Commission File No. 1-11690)

10.1	Separation Agreement and Release, dated July 28, 2009, by and between Developers Diversified Realty Corporation and Timothy J. Bruce

10.2	Amended and Restated Employment Agreement, dated July 29, 2009, by and between Developers Diversified Realty Corporation and Scott A. Wolstein

10.3	Amended and Restated Employment Agreement, dated July 29, 2009, by and between Developers Diversified Realty Corporation and Daniel B. Hurwitz

10.4	Form 2009 Retention Award Agreement

10.5	Developers Diversified Realty Corporation Value Sharing Equity Program

10.6	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between Developers Diversified Realty Corporation and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-3 filed on October 13, 2009 (File No. 333-162451))

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act pf 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 6, 2009	/s/ William H. Schafer

(Date)	William H. Schafer, Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

November 6, 2009	/s/ Christa A. Vesy

(Date)	Christa A. Vesy, Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

EXHIBIT INDEX

			Filed Herewith or
Exhibit No.			Incorporated
Under Reg.	Form 10-Q		Herein by
S-K Item 601	Exhibit No.	Description	Reference
3.1	3.1	Second Amended and Restated Articles of Incorporation, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; Commission File No. 1-11690)

10.1	10.1	Separation Agreement and Release, dated July 28, 2009, by and between Developers Diversified Realty Corporation and Timothy J. Bruce	Filed herewith

10.2	10.2	Amended and Restated Employment Agreement, dated July 29, 2009, by and between Developers Diversified Realty Corporation and Scott A. Wolstein	Filed herewith

10.3	10.3	Amended and Restated Employment Agreement, dated July 29, 2009, by and between Developers Diversified Realty Corporation and Daniel B. Hurwitz	Filed herewith

10.4	10.4	Form 2009 Retention Award Agreement	Filed herewith

10.5	10.5	Developers Diversified Realty Corporation Value Sharing Equity Program	Filed herewith

10.6	10.6	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between Developers Diversified Realty Corporation and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed with the SEC on October 13, 2009)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith