Form 10-K
period 2009-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2010-02-26
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

(216) 755-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Shares, Par Value $0.10 Per Share	New York Stock Exchange
Depositary Shares, each representing 1/10 of a share of 8% Class G Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 7.375% Class H Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 7.5% Class I Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was $604.3 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

249,653,399 common shares outstanding as of February 16, 2010

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

		Report
Item No.		Page

PART I
1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	16
2.	Properties	16
3.	Legal Proceedings	68
4.	Submission of Matters to a Vote of Security Holders	69

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	72
6.	Selected Financial Data	74
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	77
7A.	Quantitative and Qualitative Disclosures about Market Risk	131
8.	Financial Statements and Supplementary Data	134
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
9A.	Controls and Procedures	134
9B.	Other Information	134

PART III
10.	Directors, Executive Officers and Corporate Governance	135
11.	Executive Compensation	135
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	136
13.	Certain Relationships and Related Transactions and Director Independence	136
14.	Principal Accounting Fees and Services	136

PART IV
15.	Exhibits, Financial Statement Schedules	137
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-4.7
EX-10.9
EX-10.10
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-99.3

PART I

Item 1.	BUSINESS

General Development of Business

Developers Diversified Realty Corporation, an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, business centers. Unless otherwise provided, references herein to the Company or DDR include Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

From January 1, 2005, to February 12, 2010, the Company acquired 404 shopping center properties. The Company has not acquired any properties from January 1, 2010, through February 12, 2010. The Company acquired four properties in 2009, all of which were acquired through unconsolidated joint ventures, 11 properties in 2008, all of which were acquired through unconsolidated joint ventures, 317 properties in 2007 (including 315 shopping centers acquired through the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), of which 66 were held by an unconsolidated joint venture of IRRETI and two additional shopping centers acquired through unconsolidated joint ventures), 20 properties in 2006 (including 15 acquired through joint ventures and four by acquiring the Company’s unconsolidated joint venture partners’ interests) and 52 properties in 2005 (including 36 acquired through a consolidated joint venture and one by acquiring its unconsolidated joint venture partner’s interest). Of the 15 properties acquired through unconsolidated joint ventures in 2006, nine properties are located in Brazil.

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

The Company’s corporate office is located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at www.ddr.com. The Company uses its Investor Relations website, ir.ddr.com as a channel for routine distribution of important information, including news releases, analyst and investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; the Company’s proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is not incorporated by reference into this Form 10-K unless expressly noted.

Financial Information About Industry Segments

The Company is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, business centers. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference.

Narrative Description of Business

The Company’s portfolio as of February 12, 2010, consisted of 615 shopping centers and six business centers (including 274 centers owned through unconsolidated joint ventures and 34 centers that are otherwise consolidated by the Company) and almost 2,000 acres of undeveloped land (of which approximately 700 acres are owned through unconsolidated joint ventures) (collectively, the “Portfolio Properties”). The shopping center properties consist of shopping centers, enclosed malls and lifestyle centers. From January 1, 2007, to February 12, 2010, the Company acquired 332 shopping centers (including 79 properties owned through unconsolidated joint ventures) containing an aggregate of approximately 37.4 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $8.3 billion.

As of December 31, 2009, the Company was expanding one wholly-owned property and the Company had three wholly-owned shopping centers under development and redevelopment.

At December 31, 2009, the aggregate occupancy of the Company’s shopping center portfolio was 86.9%, as compared to 92.1% at December 31, 2008. The Company owned 618 shopping centers at December 31, 2009, as compared to 702 shopping centers at December 31, 2008. The average annualized base rent per occupied square foot was $12.75 at December 31, 2009, as compared to $12.33 at December 31, 2008. The decrease in occupancy is due almost exclusively to the impact of major tenant bankruptcies including Mervyns, Goody’s, Linens ‘N Things, Circuit City and Steve and Barry’s.

At December 31, 2009, the aggregate occupancy of the Company’s wholly-owned shopping centers was 89.6%, as compared to 90.7% at December 31, 2008. The Company owned 310 wholly-owned shopping centers at December 31, 2009, as compared to 333 shopping centers at December 31, 2008. The average annualized base rent per leased square foot was $11.79 at December 31, 2009, as compared to $11.74 at December 31, 2008. The decrease in occupancy rate is primarily a result of the bankruptcies discussed above, excluding Mervyns.

At December 31, 2009, the aggregate occupancy rate of the Company’s joint venture shopping centers was 83.9%, as compared to 93.4% at December 31, 2008. The Company’s joint ventures owned 274 shopping centers, including 34 consolidated centers, which primarily owns assets formally occupied by Mervyns, at December 31, 2009, as compared to 369 shopping centers, including 40 consolidated centers, at December 31, 2008. The average annualized base rent per leased square foot was $13.83 at December 31, 2009, as compared to $12.85 at December 31, 2008. The decrease in the occupancy rate is a result of the deteriorating economic environment and increased tenant bankruptcies discussed above.

At December 31, 2009, the aggregate occupancy of the Company’s business centers was 71.4%, as compared to 72.4% at December 31, 2008. The business centers consist of six assets in four states at December 31, 2009 and 2008.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages substantially all of the Portfolio Properties. At December 31, 2009, the Company owned and/or managed more than 111.7 million square feet of Company-owned GLA, which included all of the Portfolio Properties and 42 properties owned by a third party (aggregating 10.2 million square feet of GLA).

Strategy and Philosophy

The Company’s mission is to enhance shareholder value by exceeding the expectations of its tenants, innovating to create new growth opportunities and fostering the talents of its employees while rewarding their successes. The Company’s vision is to be the most admired provider of retail destinations and the first consideration for tenants, investors, partners and employees.

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties. In addition, the Company may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments or for other corporate purposes. The Company’s real estate strategy and philosophy has been to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. In response to the unprecedented events that have taken place within the economic environment and in the capital markets, the Company refined its strategies in order to mitigate risk and focus on core operating results, liquidity enhancement and leverage reduction at the end of 2008. These strategies are, as described below, to highlight the quality of the core portfolio and dispose of those properties that are not likely to generate superior growth, to reduce leverage by utilizing strategic financial measures, and to protect the Company’s long-term financial strength.

The Company’s refined strategies are summarized as follows:

•	Increase cash flows and property values through strategic leasing, re-tenanting, redevelopment and expansion of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers;

•	Address its capital requirements through asset sales, including sales to joint ventures, retained capital, reduce dividend payments to just above the amount required to meet minimum REIT requirements, pursue extension of existing loan facilities and enter into new financings, and, to the extent deemed appropriate, minimize further capital expenditures;

•	Access equity capital through the public and private markets and other viable alternatives;

•	Access new long-term debt capital through public markets;

•	Repurchase debt at par or discount to par in open market or through negotiation with lender;

•	Reduce total consolidated debt and pursue deleveraging goals while extending the duration of the Company’s debt;

•	Reduce expected spending within the Company’s development and redevelopment portfolios by phasing construction until sufficient pre-leasing is attained and financing is in place;

•	Selectively pursue new investment opportunities only after significant equity and debt financings are identified and underwritten expected returns sufficiently exceed the Company’s current cost of capital;

•	Pursue only those projects that meet the Company’s pre-leasing thresholds or other thresholds necessary to secure third-party construction financing and/or attain the Company’s return thresholds;

•	Continue its leasing strategy of growing tenant relationships at an executive level through its national account program and increasing occupancy with high-quality tenants;

•	Extend tenants’ lease terms and accelerate the execution of tenants’ leases;

•	Dedicate Company resources to monitor tenant bankruptcies, identify potential space recapture and focus on marketing and re-tenanting those spaces;

•	Increase per share cash flows through the strategic disposition of non-prime assets and utilize the proceeds to repay debt and invest in other higher growth real estate assets and developments;

•	Selectively develop or sell the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements;

•	Continue to manage and develop the properties of third parties to generate fee income, subject to restrictions imposed by federal income tax laws and

•	Explore international markets and selectively invest where the greatest returns and value creation opportunities exist.

At December 31, 2009, the Company’s capitalization, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures that aggregated $0.9 billion, consisted of $5.2 billion of debt, $555.0 million of preferred shares and $1.9 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by $9.26, the closing price of the common shares on the New York Stock Exchange at December 31, 2009), resulted in a debt to total market capitalization ratio of

0.68 to 1.0, as compared to the ratios of 0.83 to 1.0 and 0.52 to 1.0 at December 31, 2008 and 2007, respectively. The economic environment over the past year and constraints in the capital markets and the related impact on the Company’s common shares, have caused this ratio to fluctuate. During 2009, the Company focused on improving this ratio through its deleveraging efforts. As a result, at December 31, 2009, the Company’s total debt, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $3.7 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $400 million of variable-rate debt that had been effectively swapped to a fixed rate. At December 31, 2008, the Company’s total debt, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $4.4 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate at December 31, 2008.

The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities including its growth, debt capitalization, distributions, status as a REIT and operating policies, are determined by the Board of Directors. The Board of Directors may vote to amend or revise its policies from time to time, without a vote of the Company’s shareholders, in response to current market conditions.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009, for information on certain recent developments for the Company, which is incorporated herein.

Competition

As one of the nation’s largest owners and developers of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in shopping centers to tenants. In addition, tenants have been more selective in new store openings, which reduced the demand for new space.

Employees

As of February 12, 2010, the Company employed 722 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

As of December 31, 2009, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

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

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

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

The Company’s properties consist primarily of community shopping centers; therefore, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on its ability to collect rent from tenants. The Company’s income and funds for distribution would be negatively affected if a significant number of its tenants, or any of its major tenants, were to:

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

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2009, the annualized base rental revenues of the Company’s tenants that represent at least 1.5% of the Company’s aggregate annualized shopping center base rental percentage of revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

% of Annualized Base
Tenant	Rental Revenues

Walmart/Sam’s Club	4.4%
T.J. Maxx/Marshalls/A.J.Wright/Homegoods	1.9%
PetSmart	1.8%
Bed Bath & Beyond	1.6%
Lowe’s	1.5%
Kohl’s	1.5%
Rite Aid	1.5%

The retail shopping sector has been affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. For example, since the fourth quarter of 2008, certain retailers filed for bankruptcy protection and other retailers announced store closings even though they did not file for bankruptcy protection.

As information becomes available regarding the status of the Company’s leases with tenants in financial distress or the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants do not renew their leases as they expire.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties only to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as:

•	The Company’s projections on expected occupancy and rental rates may differ from actual conditions;

•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	The Company may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;

•	The properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property;

•	The Company may be unable to successfully integrate new properties into its existing operations or

•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy being achieved.

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment who may have greater financial resources inflexibility than the Company. The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve its anticipated return on investment, which could have an adverse effect on its results of operations.

The Company’s Articles of Incorporation Contain Limitations on Acquisitions and Changes in Control

In order to maintain the Company’s status as a REIT, its Articles of Incorporation prohibit any person, except for certain shareholders as set forth in the Company’s Articles of Incorporation, from owning more than 5% of the Company’s outstanding common shares. This restriction is likely to discourage third parties from acquiring control of the Company without consent of its Board of Directors, even if a change in control were in the best interests of shareholders.

The Company Has a Number of Shareholders Who Beneficially Own a Significant Portion of Its Outstanding Common Shares, and Their Interests May Differ from the Interests of Other Shareholders.

The Company’s significant shareholders are in a position to influence any matters that are brought to a vote of the holders of the Company’s common shares, including, among others, the election of the Company’s Board of Directors and any amendments to its Articles of Incorporation and code of regulations. Without the support of the Company’s significant shareholders, certain transactions, such as mergers, tender offers, sales of assets and business combinations, that could give shareholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate. The interests of the Company’s significant shareholders may differ from the interests of other shareholders. If the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market, the trading price of the Company’s common shares could decline significantly.

Real Estate Property Investments Are Illiquid; Therefore, the Company May Not Be Able to Dispose of Properties When Appropriate or on Favorable Terms

Real estate investments generally cannot be disposed of quickly. In addition, the federal income tax code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties. Therefore, the Company may not be able to diversify its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur losses and reduce its cash flows and adversely affect distributions to shareholders.

The Company’s Development and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and construction of retail properties in accordance with its development underwriting policies. As opportunities arise, the Company expects to delay construction until sufficient pre-leasing is reached and financing is in place. The Company’s development and construction activities include risks that:

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

Additionally, the time frame required for development, construction and lease-up of these properties means that the Company may not realize a significant cash return for several years. If any of the above events occur, the development of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

Possible Environmental Liabilities Could Adversely Affect the Company’s Ability To Lease or Sell Its Properties or Use Its Properties as Collateral

Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the Company knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial. In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the Company’s ability to sell or lease affected properties or to borrow money using affected real property as collateral.

Some of the Company’s Properties Are Subject to Potential Natural or Other Disasters

A number of the Company’s properties are located in areas that are subject to natural disasters. Certain of the Company’s properties are located in California or in other areas with higher risk of earthquakes. In addition, many of the Company’s properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company Has Variable-Rate Debt and Is Subject to Interest Rate Risk

The Company has mortgage debt with interest rates that vary depending upon the market index. In addition, the Company has revolving credit facilities that bear interest at a variable rate on any amounts drawn on the facilities. The Company may incur additional variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2009, the Company had outstanding debt of approximately $5.2 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.9 billion). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares, the liquidation preference on any preferred shares outstanding and its total indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Disruptions in the Financial Markets Could Affect the Company’s Ability To Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions over the past year, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases resulting in the unavailability of certain types of financing. Continued uncertainty in the equity and credit markets may negatively impact the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain construction financing or execute dispositions and make acquisitions. These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

A prolonged downturn in the equity or credit markets may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly. In addition, these factors may make it more difficult for the Company to sell properties or may adversely affect the price it receives for properties that it does sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for the Company to raise capital through the issuance of its common shares,bonds or mortgages. These disruptions in the financial markets also may have a material adverse effect on the market value of the Company’s common shares and other adverse effects on the Company or the economy in general. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Changes in the Company’s Credit Ratings or the Debt Markets, as well as Market Conditions in the Credit Markets, Could Adversely Affect the Company’s Publicly Traded Debt and Revolving Credit Facilities

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. The U.S. credit markets have experienced severe dislocations and liquidity disruptions. There has been a substantial widening of yield spreads generally, as buyers demand greater compensation for credit risk. In addition, there has been a reduction in the availability of capital for some issuers of debt due to the decrease in the number of available lenders and decreased willingness of lenders to offer capital at cost-efficient rates. Furthermore, market conditions can be exacerbated by leverage. The continuation of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

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

If a property is mortgaged to secure payment of indebtedness and the Company cannot make the mortgage payments, it may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property that may also adversely impact the Company’s credit ratings. Any of these risks can place strains on the Company’s cash flows, reduce its ability to grow and adversely affect its results of operations.

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios and certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets, and engage in mergers and consolidations and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments on principal and interest issued thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

The Company’s Ability to Continue to Obtain Permanent Financing Cannot Be Assured

In the past, the Company has financed certain acquisition and development activities in part with proceeds from its credit facilities or offerings of its debt or equity securities. These financings have been, and may continue to be, replaced by other financings. However, the Company may not be able to obtain permanent financing for future acquisitions or development activities on acceptable terms. If market interest rates were to increase or other unfavorable market conditions were to exist at a time when amounts were outstanding under the Company’s credit facilities, or if other variable-rate debt was outstanding, the Company’s interest costs would increase, causing potentially adverse effects on its financial condition and results of operations.

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

•	The Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and

•	Unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for distribution to its shareholders; therefore; would be reduced for each of the years in which the Company does not qualify as a REIT.

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

Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its shareholders and the ownership of its shares. The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures.

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of properties at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax.

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2010). Unlike dividends received from a corporation that is not a REIT, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if the constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered to be an other than temporary decline. As of December 31, 2009, the Company had approximately $420.5 million of investments in and advances to unconsolidated joint ventures holding 274 operating shopping centers.

The Company’s Real Estate Assets May Be Subject to Future Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties, including land held for development and construction in progress, may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of cash flows, it considers factors such as expected future operating income, development spending and the timing there of, leasing trends and prospects, the effects of demand, competition and other factors. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company’s Inability to Realize Anticipated Returns from Its Retail Real Estate Investments Outside the United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of transactions outside the United States, as the Company may not have any prior experience with the local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. The Company could be adversely affected by violations of the Foreign Corrupt Practices Act as there can be no assurance that the Company’s internal controls and procedures will always protect the Company from reckless or criminal acts committed by the Company’s employees or agents. The Company could also be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. In addition, financing may not be available at acceptable rates, and equity requirements may be different than the Company’s strategy in the United States. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely impact the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares. For a further discussion of litigation risks, see “Legal Matters” in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations

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

Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unplanned Expenditures That Adversely Impact the Company’s Cash Flows

All of the Company’s properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and its ability to make distributions to shareholders.

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

The Company May Issue Additional Securities Without Shareholder Approval

The Company can issue preferred shares and common shares and hybrid securities that can convert into common shares or preferred shares without shareholder approval subject to certain limitations in the Company’s Articles of Incorporation. Holders of preferred shares have priority over holders of common shares, and the issuance of additional shares reduces the interest of existing holders in the Company.

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

At December 31, 2009, the Portfolio Properties included 618 shopping centers (including 274 centers owned through unconsolidated joint ventures and 34 that are otherwise consolidated by the Company) and six business centers. The shopping centers consist of 595 community shopping centers, 15 enclosed malls and eight lifestyle centers. The Portfolio Properties also include more than 2,000 undeveloped acres, development sites and parcels located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 101.5 million square feet of Company-owned GLA (approximately 128.9 million square feet of total GLA) and are located in 44 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia and New York. The Company owns land in Canada and Russia at which the development was deferred. The business centers aggregate 0.5 million square feet of Company-owned GLA and are located in four states, primarily in Maryland.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Walmart, Kohl’s or Target). The properties often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors or tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

Open-air community shopping centers make up the largest portion of the Company’s shopping center portfolio, constituting 89.8 million square feet (88.5%) of Company-owned GLA. Enclosed malls account for 8.6 million square feet (8.5%) of Company-owned GLA, and lifestyle centers account for 3.1 million square feet (3.0%) of Company-owned GLA. At December 31, 2009, the average annualized base rent per square foot of Company-owned GLA of the Company’s 310 wholly-owned shopping centers was $11.79. For the 308 shopping centers owned through joint ventures, 34 of which are consolidated, annualized base rent per square foot was $13.83. The average annualized base rent per square foot of the Company’s business centers was $12.35.

Information as to the Company’s ten largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2009, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2009. In addition, as of December 31, 2009, unless otherwise indicated, with respect to the 618 shopping centers:

•	145 of these properties are anchored by a Walmart, Kohl’s or Target store;

•	These properties range in size from 6,500 square feet to approximately 1,500,000 square feet of total GLA (with 82 properties exceeding 400,000 square feet of total GLA and 250 properties exceeding 200,000 square feet of total GLA);

•	Approximately 63.4% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, approximately 13.6% is leased to regional tenants and approximately 9.9% is leased to local tenants;

•	Approximately 86.9% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2009. With respect to the properties owned by the Company, or its unconsolidated joint ventures, as of December 31 of each of the last five years beginning with 2005, between 86.9% and 95.3% of the aggregate Company-owned GLA of these properties was occupied;

•	One wholly-owned property is currently being expanded by the Company and

•	Three wholly-owned properties are currently being developed by the Company.

Tenant Lease Expirations and Renewals

The following table shows tenant lease expirations for the next ten years at the Company’s 310 wholly-owned shopping centers and six business centers, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Sq.	Sq. Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2010	614	2,783	$39,437	$14.17	5.3%	7.4%
2011	782	4,760	64,710	$13.59	9.1%	12.2%
2012	662	5,374	64,981	$12.09	10.3%	12.2%
2013	563	4,812	56,730	$11.79	9.2%	10.7%
2014	489	4,892	57,974	$11.85	9.4%	10.9%
2015	232	3,930	40,873	$10.40	7.6%	7.7%
2016	151	2,272	29,427	$12.95	4.4%	5.5%
2017	146	2,740	31,869	$11.63	5.3%	6.0%
2018	146	1,915	24,677	$12.88	3.7%	4.6%
2019	106	2,483	29,266	$11.79	4.8%	5.5%

Total	3,891	35,961	$439,944	$12.23	69.1%	82.7%

The following table shows tenant lease expirations for the next ten years at the Company’s 308 unconsolidated joint venture shopping centers, including 34 consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Sq.	Sq. Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2010	992	3,144	$57,497	$18.29	6.3%	10.2%
2011	975	4,203	70,744	$16.23	8.4	12.5%
2012	1008	4,876	83,371	$17.10	9.8	14.7%
2013	858	4,192	66,427	$15.85	8.4	11.7%
2014	838	4,775	68,836	$14.42	9.6	12.2%
2015	185	2,602	30,799	$11.84	5.2	5.4%
2016	118	2,412	26,675	$11.06	4.8	4.7%
2017	104	2,033	26,135	$12.86	4.1	4.6%
2018	99	1,587	20,997	$13.23	3.2	3.7%
2019	95	2,015	24,779	$12.30	4.0	4.4%

Total	5,272	31,839	$476,260	$14.96	63.8%	84.1%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if the leases are not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Alabama
1	Birmingham, AL	Brook Highland Plaza 5291 Highway, 280 South	35242	SC	Fee	1994/2003	1994	100%	424,360	$4,151,498	$10.37	83%	Dick’s Sporting Goods (2017), Lowe’s (2023), Stein Mart (2011), Office Max (2011), Michaels (2014), Homegoods (2016), Books-A-Million (2013), Ross Dress For Less (2014)
2	Birmingham, AL	Eastwood Festival Centre 7001 Crestwood Boulevard	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,010,745	$6.77	49.7%	Dollar Tree (2013), Burlington Coat Factory (2013), Western Supermarkets (Not Owned), Home Depot (Not Owned)
3	Birmingham, AL	River Ridge U.S. Highway 280	35242	SC	Fee (3)	2001	2007	15%	172,304	$2,047,443	$16.52	71.9%	Staples (2016), Best Buy (2017), Super Target (Not Owned)
4	Dothan, AL	2821 Montgomery Highway	36303	SC	Fee	2004	2007	100%	33,906	$0	$0.00	0%
5	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007	100%	149,085	$1,578,389	$11.34	93.4%	Old Navy (2010), T.J. Maxx (2015), Office Max (2016)
6	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007	15%	173,989	$1,529,933	$11.59	75.8%	Best Buy (2017), Michaels (2011), Dick’s Sporting Goods (2017), Target (Not Owned)
7	Huntsville, AL	Westside Centre 6275 University Drive	35806	SC	Fee (3)	2002	2007	15%	476,146	$4,419,033	$11.87	78.2%	Babies “R” Us (2012), Marshalls (2011), Bed Bath & Beyond (2012), Michaels (2011), Dick’s Sporting Goods (2017), Stein Mart (2011), Ross Dress For Less (2013), Target (Not Owned)
8	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway	36801	SC	Fee	1995	2003	100%	306,224	$514,947	$7.34	22.9%
9	Scottsboro, AL	Scottsboro Marketplace 24833 John P. Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$235,560	$13.09	44.4%	Walmart Supercenter (Not Owned)
10	Tuscaloosa, AL	McFarland Plaza 2600 McFarland Building East	35404	SC	Fee (3)	1999	2007	15%	229,296	$1,073,767	$7.30	64.1%	Stein Mart (2014), Office Max (2015), Toys “R” Us (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Arizona
11	Ahwatukee, AZ	Foothills Towne Center (II) 4711 East Ray Road	85044	SC	Fee (3)	1996	1999	50%	647,883	$9,941,066	$15.66	94.3%	Jo-Ann Stores (2015),
Best Buy (2014), AMC
Theatres (2021), Bassett
Furniture (2019), Ashley
Furniture Homestore
(2016), Barnes & Noble
(2012), Babies “R” Us
(2012), Stein Mart (2011),
Ross Dress For Less
													(2012), Office Max (2012)
12	Chandler, AZ	2992 North Alma School Road	85224	MV	Fee	1985	2005	50%	74,862	$0	$0.00	0%
13	Mesa, AZ	Superstition Springs Center 6505 East Southern Avenue	85206	MV	Fee	1990	2005	50%	86,858	$0	$0.00	0%
14	Phoenix, AZ	Deer Valley 4255 West Thunderbird Road	85053	MV	Fee	1979	2005	50%	81,009	$0	$0.00	0%
15	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee (3)	1995	1996	50%	346,428	$3,035,841	$12.02	72.9%	Staples (2014), Homegoods (2013), Mac Frugal’s (2011), Barnes & Noble (2011), T.J. Maxx (2011), DSW Shoe Warehouse (2017), Bassett Furniture (2010), Fry’s (Not Owned)
16	Phoenix, AZ	Silver Creek Plaza 4710 East Ray Road	85044	MV	Fee	1994	2005	50%	76,006	$589,047	$7.75	100%	Hobby Lobby (2019)
17	Phoenix, AZ	Phoenix Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL (3)	1961	2004	20%	452,865	$7,340,430	$11.96	94.8%	Walmart Supercenter (2023), Costco Wholesale (2020), Ross Dress For Less (2013), PetSmart (2019), J.C. Penney (2037), Harkins Theatre (2022), Target (Not Owned)
18	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999	100%	194,009	$3,368,384	$16.95	100%	Ross Dress For Less (2014), Office Max (2013), PetSmart (2014), Michaels (2014), AMC Theatres (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

19	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Boulevards	85028	SC	Fee	1997/2004	2003	67%	223,658	$4,502,847	$18.80	95.9%	Bed Bath & Beyond (2011), Ross Dress For Less (2012), PetSmart (2015), Staples (2015), Albertson’s (2016)
20	Tucson, AZ	Santa Cruz Plaza 3660 South 16th Avenue	85713	MV	Fee	1982	2005	50%	76,126	$0	$0.00	0%
	Arkansas
21	North Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994	100%	295,013	$1,612,018	$6.84	79.8%	Bed Bath & Beyond (2013), T.J. Maxx (2012), Cinemark (2011), Burlington Coat Factory (2014), Michaels (2014)
22	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994	100%	266,539	$1,449,521	$6.54	83.2%	Hobby Lobby (2016), J.C. Penney (2012), Belk (2021)
	Brazil
23	Brasilia	Patio Brasil Shopping Scs Quadra 07 Bl A	70307-902	MM	Fee (3)	1997/2001	2006	5%	332,436	$16,485,975	$51.17	96.9%	Otoch (2010), Riachuelo (2017), Renner (2011), Centauro (2018), Lojas Americanos (Not Owned)
24	Campinas	Parque Dom Pedro Avenue Guilherme Campos, 500	01387-001	MM	Fee (3)	2001	2006	37.33%	1,250,647	$30,834,916	$25.28	97.5%	Lojas Americanas (2014), Casas Bahia (2011), Centauro (2012), Pet Center Marginal (2010), Marisa (2016), Star Bowling (2014), Walmart Supercenter (2017), Etna (2015), Alpini Veiculos (2012), Pernambucanas (2012), Formula Academia (2014), Riachuelo (2012), Zara (2014), Renner (2014), Fnac (2012), Multiplex P.D.Pedro (2012)
25	Franca	Franca Shopping Avenue Rio Negro, 1100	14406-901	MM	Fee (3)	1993	2006	32.25%	177,450	$2,383,757	$15.74	85.4%	C&A (2016), Casas Bahia (2014), Magazine Luiza (2010), Lojas Americanas (2014), C&C (2011)
26	Manaura	Manaura Shopping Calderro Filho Avenue	69057-002	MM	Fee (3)	2007	2007	47.83%	503,621	$12,998,800	$27.89	92.5%	Marisa (2024), Centauro (2019), Saraiva Mega Store (2014), Hitech Imports (2014), C&A (2019), Lojas Renner (2019), Riachuelo (2019), Bemol (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

27	Sao Bernardo Do Campo	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee (3)	1980/95/97	2006	47.83%	213,129	$9,695,197	$48.10	94.6%	Renner (2010), Lojas Americanas (2018), Marisa (2012)
28	Sao Paulo Boavista	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee (3)	2004	2006	47.83%	280,245	$3,386,243	$12.92	93.5%	C&A (2014), Marisa & Familia (2014), Americanas Express (2017), Sonda (Not Owned)
29	Sao Paulo Campo Limpo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee (3)	2005	2006	9.57%	214,445	$4,326,121	$20.50	98.4%	C&A (2016), Marisa (2016), Compre Bem (2012), Casas Bahia (2011)
30	Sao Paulo Penha	Shopping Penha Rua Drive Joao Ribeiro, 304	03634-010	MM	Fee (3)	1992/2004	2006	35%	323,713	$8,265,248	$26.54	96.2%	Marisa (2017), Magazine Luiza (2013), Sonda (2014), Lojas Americanas (2013), Kalunga (2010), C&A (2014)
31	Sao Paulo Plaza	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee (3)	1994	2006	14.35%	248,606	$11,196,571	$45.33	99.4%	Lojas Americanas (2011), Luigi Bertolli (2013), Camicado (2010), Monday Academia (2010), Renner (2010)
32	Sao Paulo Tivoli	Tivoli Shopping Avenue Santa Barbara, 777	13456-080	MM	Fee (3)	1993/2006	2006	14.35%	238,593	$4,347,675	$18.27	99.7%	Lojas Americanas (2014), Unimed (2010), Magazine Luiza (2013), C&A (2016), C&C (2011), Paulistao (2016)
	California
33	Anaheim, CA	Anaheim Hills Festival 8100 East Santa Canyon Road	92808	MV	Fee	1992	2005	50%	77,883	$0	$0.00	0%
34	Antioch, CA	Somersville Towne Center 2602 Somersville Road	94509	MV	Fee	1970	2005	50%	75,339	$0	$0.00	0%
35	Buena Park, CA	Buena Park Downtown Entertainment 100 Buena Park	90620	SC	Fee (3)	1965	2004	20%	734,757	$9,032,733	$16.85	71.8%	DSW Shoe Warehouse (2013), Ross Dress For Less (2015), Bed Bath & Beyond (2011), 24 Hour Fitness (2022), Kohl’s (2024), Krikorian Theatres (2023), Michaels (2014), John’s Incredible Pizza Company (2024), Sears (Not Owned), Walmart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

36	Burbank, CA	Burbank Town Center 245 East Magnolia Boulevard	91502	MV	GL	1991	2005	50%	89,182	$0	$0.00	0%
37	Chino, CA	Chino Town Square Shopping 5517 Philadelphia	91710	MV	Fee	1986	2005	50%	81,282	$0	$0.00	0%
38	Clovis, CA	Sierra Vista Mall 1000 Shaw Avenue	93612	MV	GL	1988	2005	50%	75,088	$0	$0.00	0%
39	Culver City, CA	5660 Sepulveda Boulevard	90230	SC	Fee	1998	2007	100%	32,873	$756,080	$23.00	100%	Sprouts (2019)
40	El Cajon, CA	Westfield Parkway 565 Fletcher Parkway	92020	MV	GL	1989	2005	50%	85,744	$0	$0.00	0%
41	Fairfield, CA	Westfield Solano 1451 Gateway Boulevard	94533	MV	Fee	1981	2005	50%	89,223	$0	$0.00	0%
42	Folsom, CA	Folsom Square 1010 East Bidwell Street	95630	MV	Fee	2003	2005	50%	79,080	$0	$0.00	0%
43	Foothill Ranch, CA	Foothill Ranch Towne Center 26732 Portola Parkway	92610	MV	Fee	1993	2005	50%	77,934	$0	$0.00	0%
44	Garden Grove, CA	Garden Grove Center 13092 Harbor Boulevard	92843	MV	Fee	1982	2005	50%	83,746	$0	$0.00	0%
45	Lancaster, CA	Valley Central - Discount 44707-44765 Valley Central Way	93536	SC	Fee (3)	1990	2001	21%	351,022	$2,882,026	$14.23	57.7%	Marshalls (2012), Staples (2013), Cinemark (2017), 99 Cents Only (2014), Michaels (2018), Costco (Not Owned), Walmart Supercenter (Not Owned)
46	Lompac, CA	Mission Plaza 1600 North H Street	93436	MV	Fee	1992	2005	50%	62,523	$0	$0.00	0%
47	Long Beach, CA	The Pike at Rainbow Harbor 95 South Pine Avenue	90802	SC	GL	2005	1 *	100%	288,283	$5,873,127	$19.78	94%	Cinemark (2017), Borders (2016), Gameworks (2017)
48	Madera, CA	1467 Country Club Drive	93638	MV	Fee	1990	2005	50%	59,720	$0	$0.00	0%
49	North Fullerton, CA	North Fullerton 200 Imperial Highway	92835	MV	Fee	1991	2005	50%	76,360	$0	$0.00	0%
50	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000	100%	79,884	$1,406,552	$17.61	100%	Regal Cinemas (2014)
51	Palmdale, CA	Antelope Valley Mall 1305 West Rancho Vista Boulevard	93551	MV	Fee	1992	2005	50%	76,550	$688,500	$8.99	100%	Forever 21 (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

52	Pasadena, CA	Paseo Colorado 280 East Colorado Boulevard	91101	LC	Fee	2001	2003	100%	556,271	$11,213,707	$21.84	92.3%	Gelson’s Market (2021), Loehmann’s (2015), Equinox (2017), Macy’s (2015), Pacific Theatres Exhibit Corporation (2016), DSW Shoe Warehouse (2011)
53	Pleasant Hill, CA	Downtown Pleasant Hill 55 Crescent Drive	94523	SC	Fee (3)	1999/2000	2001	21%	345,761	$6,404,233	$20.30	91.2%	Lucky Supermarket (2020), Michaels (2010), Borders (2015), Ross Dress For Less (2015), Bed Bath & Beyond (2020), Century Theatre (2016)
54	Redding, CA	Shasta Center 1755 Hilltop Drive	96002	MV	Fee	1984	2005	50%	61,363	$0	$0.00	0%
55	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee (3)	1996/2000	2002	20%	245,774	$2,969,942	$14.57	82.9%	99 Cents Only Stores (2011), PetSmart (2012), Ross Dress For Less (2013), Century Theatre (2016)
56	San Diego, CA	Southland Plaza Shopping Center 575 Saturn Boulevard	92154	MV	Fee	1982	2005	50%	75,207	$0	$0.00	0%
57	San Francisco, CA	Van Ness Plaza 1000 Van Ness Avenue	94109	SC	Fee	1998	2002	100%	123,755	$3,370,747	$44.88	60.7%	AMC Theatres (2030)
58	Santa Maria, CA	Town Center West 201 Town Center West	93458	MV	Fee	1988	2005	50%	84,886	$0	$0.00	0%
59	Santa Rosa, CA	Santa Rosa Plaza 600 Santa Rosa Plaza	95401	MV	Fee	1981	2005	50%	90,348	$0	$0.00	0%
60	Slatten Ranch, CA	Slatten Ranch Shopping Center 5849 Lone Tree Way	94531	MV	Fee	2002	2005	50%	78,819	$0	$0.00	0%
61	Sonora, CA	Sonora Crossroad 1151 Sanguinetti Road	95370	MV	Fee	1993	2005	50%	62,214	$0	$0.00	0%
62	Tulare, CA	Arbor Faire Shopping Center 1675 Hillman Street	93274	MV	Fee	1991	2005	50%	62,947	$0	$0.00	0%
63	Valencia, CA	River Oaks Shopping Center 24235 Magic Mountain Parkway	91355	SC	GL	1986	2006	100%	75,590	$0	$0.00	40%
64	West Covina, CA	Westfield Eastland Shopping Center 2753 East Eastland Center Drive	91791	MV	GL	1979	2005	50%	79,800	$0	$0.00	0%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Colorado
65	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee	2001	2003	100%	252,035	$3,675,863	$20.22	72.1%	Nordstrom Rack (2011), Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned)
66	Denver, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997	100%	408,337	$6,799,962	$17.34	96%	Golfsmith Golf Center (2012), Soundtrack (2017), Ross Dress For Less (2013), Office Max (2012),
Michaels (2012),
Toys “R” Us (2011),
Loehmann’s (2012),
Recreational Equipment
(Not Owned), Home
													Depot (Not Owned)
67	Denver, CO	Tamarac Square 7777 East Hampden	80231	SC	Fee	1976	2001	100%	183,611	$1,704,139	$13.54	62.7%	Regency Theatres Tamarac Sqaure (2010)
68	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003	100%	244,383	$3,836,349	$18.10	86.7%	Pier 1 Imports (2014), Office Max (2012), 24 Hour Fitness (2021), King Soopers (2017)
69	Fort Collins, CO	Mulberry and Lemay Crossing	80525	SC	Fee	2004	2003	100%	18,988	$403,916	$24.50	86.8%	Home Depot (Not Owned), Walmart Supercenter
		Mulberry Street & South Lemay Avenue											(Not Owned)
70	Highland Ranch, CO	Circuit City 8575 South Quebec Street	80130	SC	Fee	1998	2007	100%	43,480	$0	$0.00	0%
71	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1 *	100%	232,488	$6,031,290	$28.02	87%
72	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL(3)	2003	2003	0.01%	116,644	$1,992,935	$15.10	96.2%	Bed Bath & Beyond (2014), Gart Sports (2014), Michaels (2013), Kohl’s (Not Owned)
	Connecticut
73	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007	15%	231,584	$3,774,020	$17.36	82.9%	Walmart (2027), Bob’s Stores (2017), Stop & Shop (2021), Staples (2018)
74	Windsor, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007	100%	78,480	$1,397,409	$17.81	100%	Stop & Shop (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Delaware
75	Dover, DE	Kmart Shopping Center 515 North Dupont Highway	19901-3960	SC	Fee (3)	1973	2008	25.25%	84,180	$301,000	$2.86	100%	Kmart (2014)
	Florida
76	Bayonet Point, FL	Point Plaza U.S. 19 & State Route 52	34667	SC	Fee	1985/2003	1/2 *	100%	209,714	$1,332,212	$6.35	100%	Publix Super Markets (2010), Beall’s (2014), T.J. Maxx (2011)
77	Boynton Beach, FL	Meadows Square Hypoluxo Road North Congress Avenue	33461	SC	Fee (3)	1986	2004	20%	106,224	$1,094,117	$13.30	77.4%	Publix Super Markets (2011)
78	Boynton Beach, FL	Boynton Commons 333-399 Congress Avenue	33426	SC	Fee (3)	1998	2007	15%	210,488	$3,071,169	$14.96	97.5%	Barnes & Noble (2013), PetSmart (2014), Sports Authority (2013), Bed Bath & Beyond (2014)
79	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Boulevard	33426	SC	Fee (3)	1990	2007	20%	70,555	$653,733	$9.96	93%	Publix Super Markets (2010)
80	Boynton Beach, FL	Village Square at Golf 3775 WestWoolbright Road	33436	SC	Fee (3)	1983/2002	2007	20%	131,466	$1,446,598	$13.33	78.3%	Publix Super Markets (2013)
81	Bradenton, FL	Lakewood Ranch Plaza 1755 Lakewood Ranch Boulevard	34211	SC	Fee (3)	2001	2007	20%	69,484	$981,287	$12.45	98.5%	Publix Super Markets (2021)
82	Bradenton, FL	Cortez Plaza Cortez Road West & U.S. Highway 41	34207	SC	Fee	1966/1988	2007	100%	288,540	$2,730,450	$10.12	93.5%	Publix Super Markets (2010), Burlington Coat Factory (2013), PetSmart (2012), hhgregg (2019)
83	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007	20%	189,120	$1,834,222	$10.09	86.7%	Beall’s (2016), Beall’s Outlet (2014), Lifestyle Family Fitness (2018), Macy’s Furniture & Mattress Clearance Center (2012)
84	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/ 2003	2	100%	161,900	$804,125	$3.67	100%	Kmart (2012), Kane Furniture (2022)
85	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2003	100%	148,267	$1,951,211	$12.08	100%	CompUSA (2017), Jo-Ann Stores (2017), Babies “R” Us (2013), Publix Super Markets (2019)
86	Casselberry, FL	Casselberry Commons 1455 South Semoran Boulevard	32707	SC	Fee (3)	1973/1998	2007	20%	242,367	$1,945,821	$9.28	75.8%	Publix Super Markets (2012), Ross Dress For Less (2018), Stein Mart (2015)
87	Clearwater, FL	Clearwater Collection 21688-21800 U.S. Highway 19 North	33765	SC	Fee	1995/2005	2007	100%	132,023	$1,447,273	$12.26	89.4%	L.A. Fitness International (2022), Floor & Decor (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

88	Crystal River, FL	Crystal Springs 6760 West Gulf to Lake	34429	SC	Fee (3)	2001	2007	20%	66,986	$691,117	$11.09	90%	Publix Super Markets (2021)
89	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1/2 *	100%	169,101	$874,080	$7.74	66.8%	Beall’s (2012), Beall’s Outlet (2011)
90	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007	100%	165,000	$1,600,000	$9.70	100%	Bass Pro Outdoor World (2014)
91	Dania, FL	Sheridan Square 401-435 East Sheridan Street	33004	SC	Fee (3)	1991	2007	20%	67,475	$649,309	$10.41	92.4%	Publix Super Markets (2015)
92	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007	20%	74,493	$1,006,461	$15.67	86.2%	Publix Super Markets (2023)
93	Daytona Beach, FL	Volusia Point Shopping Center 1808 West International Speedway	32114	SC	Fee	1984	2001	100%	76,087	$811,620	$13.57	78.6%	Marshalls (2011)
94	Deerfield Beach, FL	Hillsboro Square Hillsboro Boulevard & Highway One	33441	SC	Fee (3)	1978/2002	2007	15%	145,385	$2,108,673	$16.28	89.1%	Publix Super Markets (2022), Office Depot (2023)
95	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004	100%	46,835	$438,067	$10.06	93%	Sweetbay (2011)
96	Fort Myers, FL	Market Square 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007	15%	107,179	$1,734,414	$14.69	100%	American Signature (2014), Total Wine & More (2016), DSW Shoe Warehouse (2016), Target (Not Owned)
97	Fort Myers, FL	Cypress Trace Cypress Lake Drive & U.S. 41	33907	SC	Fee (3)	2004	2007	15%	276,288	$2,506,706	$9.65	94%	Beall’s (2015), Stein Mart (2013), Beall’s Outlet (2010), Ross Dress For Less (2012)
98	Fort Walton Beach, FL	Shoppes at Paradise Pointe U.S. Highway 98 & Perry Avenue	32548	SC	Fee (3)	1987/2000	2007	20%	83,936	$927,480	$13.05	84.7%	Publix Super Markets (2021)
99	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%	29,827	$446,060	$17.14	87.3%	Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
100	Hernando, FL	Shoppes of Citrus Hills 2601 Forest Ridge Boulevard	34442	SC	Fee (3)	1994/2003	2007	20%	68,927	$689,613	$10.47	95.6%	Publix Super Markets (2014)
101	Hialeah, FL	Paraiso Plaza 3300-3350 West 80th Street	33018	SC	Fee (3)	1997	2007	20%	60,712	$876,978	$14.44	100%	Publix Super Markets (2017)
102	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995	100%	219,735	$1,177,073	$6.54	81.9%	J.C. Penney (2012), Winn Dixie Stores (2014)
103	Jacksonville, FL	Arlington Plaza 926 Arlington Road	32211	SC	Fee	1990/1999	2004	100%	182,098	$638,787	$7.07	49.6%	Food Lion (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

104	Lake Mary, FL	Shoppes of Lake Mary 4155 West Lake Mary Boulevard	32746	SC	Fee (3)	2001	2007	15%	73,343	$1,451,045	$21.01	93.2%	Staples (2015)
105	Lake Wales, FL	Shoppes on the Ridge Highway 27 & Chalet Suzanne Road	33859	SC	Fee (3)	2003	2007	20%	115,578	$1,028,742	$11.81	75.3%	Publix Super Markets (2023)
106	Lakeland, FL	Lakeland Marketplace Florida Lakeland	33803	SC	Fee	2006	2003	100%	77,582	$581,865	$7.50	100%
107	Lakeland, FL	Highlands Plaza 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004	100%	102,572	$793,394	$8.74	88.5%	Winn Dixie Stores (2017)
108	Largo, FL	Bardmoor Promenade 10801 Starkey Road	33777	SC	Fee (3)	1991	2007	20%	152,667	$1,887,829	$12.58	96.9%	Publix Super Markets (2011)
109	Largo, FL	Kmart Shopping Center 1000 Missouri Avenue	33770-1814	SC	Fee (3)	1969	2008	25.25%	116,805	$214,921	$1.84	100%	Kmart (2012)
110	Lauderhill, FL	Universal Plaza 7730 West Commercial	33351	SC	Fee (3)	2002	2007	15%	49,505	$976,575	$22.42	88%	Target (Not Owned)
111	Melbourne, FL	Melbourne Shopping Center 1301-1441 South Babcock	32901	SC	Fee (3)	1960/1999	2007	20%	204,202	$1,331,562	$6.91	91.5%	Big Lots (2014), Publix Super Markets (2019)
112	Miami, FL	The Shops at Midtown Miami 3401 North Miami Avenue	33127	SC	Fee	2006	1 *	100%	253,341	$2,648,454	$10.49	81%	Loehmann’s (2018), Marshalls (2017), Ross Dress For Less (2018), Target (2027), West Elm (2019)
113	Miami, FL	Plaza Del Paraiso 12100 Southwest 127th Avenue	33186	SC	Fee (3)	2003	2007	20%	82,441	$1,175,673	$13.55	93.4%	Publix Super Markets (2023)
114	Miramar, FL	River Run Miramar Parkway & Palm Avenue	33025	SC	Fee (3)	1989	2007	20%	93,643	$979,483	$11.35	92.1%	Publix Super Markets (2014)
115	Naples, FL	Countryside Shoppes 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007	20%	73,986	$863,272	$11.67	100%	Sweetbay Supermarkets (2017)
116	Newport Richey, FL	Shoppes at Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007	20%	130,643	$1,076,693	$13.65	60.4%	Publix Super Markets (2022)
117	Ocala, FL	Heather Island 7878 Southeast Maricamp	34472	SC	Fee (3)	2005	2007	20%	70,970	$720,742	$10.51	96.6%	Publix Super Markets (2020)
118	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007	100%	92,180	$848,328	$9.23	95.1%	Publix Super Markets (2013)
119	Ocala, FL	Ocala West 2400 Southwest College Road	32674	SC	Fee	1991	2003	100%	105,276	$812,261	$8.11	95.1%	Sports Authority (2012), Hobby Lobby (2016)
120	Ocoee, FL	West Oaks Town Center 9537-49 West Colonial	34761	SC	Fee (3)	2000	2007	20%	66,539	$1,096,259	$18.15	90.8%	Michaels (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

121	Orlando, FL	Chickasaw Trail 2300 South Chickasaw Trail	32825	SC	Fee (3)	1994	2007	20%	75,492	$820,517	$11.60	93.7%	Publix Super Markets (2014)
122	Orlando, FL	West Colonial Center Good Homes Road & Colonial Drive	32818	SC	Fee (3)	1999	2007	15%	78,625	$125,355	$4.14	38.5%	Staples (2015)
123	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007	20%	117,723	$852,006	$9.21	78.5%	Publix Super Markets (2019)
124	Orlando, FL	Sand Lake Corners 8111-8481 John Young Parkway	32819	SC	Fee (3)	1998/2000	2007	15%	197,716	$1,788,884	$16.00	56.6%	PetSmart (2014), Staples (2014), Walmart (Not Owned), Lowe’s (Not Owned)
125	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007	20%	281,260	$2,030,935	$8.79	82.1%	Publix Super Markets (2013), Office Depot (2014), Kmart (2014)
126	Oviedo, FL	Oviedo Park Crossing Route 417 & Red Bug Lake Road	32765	SC	Fee (3)	1999	1 *	20%	186,177	$1,639,615	$10.54	83.5%	Office Max (2014), Ross Dress For Less (2015), Michaels (2014), T.J. Maxx (2010), Lowe’s (Not Owned)
127	Palm Beach Garden, FL	Northlake Commons Northlake Boulevard	33403	SC	Fee (3)	1987/2003	2007	20%	146,825	$1,705,497	$15.09	77%	Ross Dress For Less (2014), Home Depot (Not Owned)
128	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lakeroad	34685	SC	Fee	1990	1995	100%	52,395	$906,759	$19.68	87.9%	Publix (Not Owned), Target (Not Owned)
129	Palm Harbor, FL	Brooker Creek 36301 East Lakeroad	34685	SC	Fee (3)	1994	2007	20%	77,596	$1,005,467	$12.96	100%	Publix Super Markets (2014)
130	Pembroke Pines, FL	Flamingo Falls 2000-2216 North Flamingo Road	33028	SC	Fee (3)	2001	2007	20%	108,565	$2,048,094	$21.51	87.7%
131	Plantation, FL	The Fountains 801 South University Drive	33324	SC	Fee	1989	2007	100%	224,735	$2,980,765	$15.77	70.2%	Marshalls (2014), Kohl’s (2030)
132	Plantation, FL	Vision Works 801 South University Drive	33324	SC	Fee	1989	2007	100%	6,891	$159,170	$23.10	100%
133	Santa Rosa Beach, FL	Watercolor Crossing 110 Watercolor Way	32459	SC	Fee (3)	2003	2007	20%	43,207	$533,555	$14.34	86.1%	Publix Super Markets (2024)
134	Sarasota, FL	Sarasota Pavilion 6511 Tamaimi Trail	34231	SC	Fee (3)	1999	2007	15%	324,985	$3,781,322	$11.89	96%	Stein Mart (2014), Publix Super Markets (2020), Michaels (2014), Old Navy (2010), Marshalls (2013), Bed Bath & Beyond (2015), Ross Dress For Less (2012), Books-A-Million (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

135	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee	1988/1997	1/2	*	100%	188,347	$1,491,074	$8.43	90.5%	Beall’s (2011), Ross Dress For Less (2014), Walmart (Not Owned)
136	St. Petersburg, FL	Kmart Plaza 3951 34th Street South	33711-4360	SC	Fee (3)	1973	2008		25.25%	94,500	$277,400	$2.94	100%
137	St. Petersburg, FL	Gateway Mall 7751-8299 9th Street North	33702	SC	Fee (3)	2000	2007		15%	231,106	$2,055,710	$9.35	95.1%	T.J. Maxx (2014), Publix Super Markets (2019), Beall’s (2021), PetSmart (2013), Office Depot (2014), Target (Not Owned)
138	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	83,551	$638,597	$8.16	93.7%	Beall’s Outlet (2014), Office Depot (2017), Walmart Supercenter (Not Owned)
139	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee (3)	1980	2007		20%	95,229	$948,217	$10.29	96.8%	Publix Super Markets (2011)
140	Tallahassee, FL	Southwood Village NWC Capital Circle & Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$699,802	$12.25	90.9%	Publix Super Markets (2023)
141	Tamarac, FL	Midway Plaza University Drive & Commercial Boulevard	33321	SC	Fee (3)	1985	2007		20%	227,209	$2,375,640	$12.63	82.8%	Ross Dress For Less (2013), Publix Super Markets (2011)
142	Tampa, FL	New Tampa Commons Bruce B. Downs & Donna Michelle	33647	SC	Fee	2005	2007		100%	10,000	$343,345	$34.33	100%
143	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1/2	*	20%	104,460	$1,174,386	$12.66	88.8%	Publix Super Markets (2015), Walmart (Not Owned)
144	Tampa, FL	Walk at Highwood Preserve I 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	169,081	$1,995,841	$22.38	52.7%	Michaels (2012)
145	Tampa, FL	Town N’ Country Promenade 7021-7091 West Waters Avenue	33634	SC	Fee	1990	1/2	*	100%	134,463	$1,118,019	$9.21	90.3%	Sweetbay (2010), Beall’s Outlet (2014), Walmart (Not Owned)
146	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee	1974/1998	1/2	*	100%	198,797	$954,823	$9.32	48.5%	Big Lots (2012), Staples (2013)
147	Tequesta, FL	Tequesta Shoppes 105 North U.S. Highway 1	33469	SC	Fee	1986	2007		100%	109,760	$1,131,214	$11.01	93.6%	Stein Mart (2017)
148	Valrico, FL	Brandon Boulevard Shoppes 1930 State Route 60 East	33594	SC	Fee	1994	2007		100%	85,377	$879,687	$11.09	92.9%	Publix Super Markets (2014)
149	Valrico, FL	Shoppes at Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007		20%	71,430	$979,693	$15.30	89.7%	Publix Super Markets (2023)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

150	Venice, FL	Jacaranda Plaza 1687 South Bypass	34293	SC	Fee (3)	1974	2008	25.25%	84,180	$0	$0.00	0%
151	Vero Beach, FL	6560 20th Street	32966	SC	Fee	2001	2007	100%	33,243	$0	$0.00	0%
152	Wesley Chapel, FL	The Shoppes at New Tampa 1920 County Road 581	33543	SC	Fee (3)	2002	2007	20%	158,582	$1,805,256	$12.50	91.1%	Publix Super Markets (2022), Beall’s (2017)
153	West Palm Beach, FL	Paradise Place 4075 North Haverhill Road	33417	SC	Fee (3)	2003	2007	15%	89,120	$967,834	$11.37	95.5%	Publix Super Markets (2023)
	Georgia
154	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee	2000	2003	100%	24,000	$350,640	$14.61	100%	Walmart Supercenter (Not Owned)
155	Atlanta, GA	Abernathy Square 6500 Roswell Road	30328	SC	Fee	1983/1994	2007	100%	127,615	$2,325,649	$20.06	87.3%	Publix Super Markets (2014)
156	Atlanta, GA	Cascade Crossing 3695 Cascade Road Souhtwest	30331	SC	Fee (3)	1994	2007	20%	63,346	$608,405	$9.60	100%	Publix Super Markets (2014)
157	Atlanta, GA	Brookhaven Plaza 3974 Peachtree Road Northeast	30319	SC	Fee (3)	1993	2007	20%	65,320	$1,190,460	$17.00	100%	Kroger (2018)
158	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee (3)	1993	2007	20%	66,844	$488,029	$7.30	100%	Kroger (2020)
159	Atlanta, GA	Perimeter Pointe 1155 Mount Vernon Highway	30136	SC	Fee	1995/2002	1995	100%	343,155	$5,480,759	$15.17	100%	Stein Mart (2010), Babies “R” Us (2012), Sports Authority (2012), L.A. Fitness (2016), Office Depot (2012), United Artists Theatre (2015)
160	Atlanta, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$759,891	$11.21	68.5%	Walmart (Not Owned)
161	Augusta, GA	2360 Georgetown Road	30906	SC	Fee (3)	1999	2007	15%	22,560	$0	$0.00	0%	Walmart Supercenter (Not Owned)
162	Austell, GA	Burlington Plaza 3753-3823 Austell Road Southwest	30106	SC	Fee (3)	1973	2008	25.25%	146,950	$485,557	$3.38	97.8%	Burlington Coat Factory (2014)
163	Buford, GA	Marketplace at Millcreek I Mall of Georgia Boulevard	30519	SC	Fee (3)	2003	2007	15%	402,941	$4,450,069	$12.79	86.3%	Toys “R” Us (2015), R.E.I. (2013), Borders (2020), Office Max (2014), PetSmart (2015), Michaels (2015), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012)
164	Canton, GA	Hickory Flat Village 6175 Hickory Flat Highway	30115	SC	Fee (3)	2000	2007	20%	74,020	$971,467	$13.44	97.6%	Publix Super Markets (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

165	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007	20%	302,131	$3,203,008	$11.59	88.4%	Michaels (2012), Ross Dress For Less (2012), Belk (2017), Publix Super Markets (2018)
166	Cartersville, GA	Bartow Marketplace 215 Marketplace Boulevard	30121	SC	Fee (3)	1995	2007	15%	375,067	$2,470,245	$6.61	99.6%	Walmart Supercenter (2015), Lowe’s (2015)
167	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003	100%	147,016	$590,412	$11.80	34%
168	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee	1999	2003	100%	119,786	$975,817	$12.46	65.4%	PetSmart (2015), Michaels (2014), Target (Not Owned)
169	Cumming, GA	Sharon Greens 1595 Peachtree Parkway	30041	SC	Fee (3)	2001	2007	20%	98,301	$1,032,516	$12.08	87%	Kroger (2021)
170	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	316,557	$3,485,429	$11.35	95.3%	Lowe’s (2019), Michaels (2010), Office Max (2013), Walmart Supercenter (Not Owned), Home Depot (Not Owned)
171	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Road	30034	SC	Fee (3)	1994	2007	20%	69,699	$715,401	$10.26	100%	Publix Super Markets (2013)
172	Decatur, GA	Hairston Crossing 2075 South Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$709,369	$12.26	100%	Publix Super Markets (2022)
173	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	86,158	$1,376,757	$10.05	96.7%	Best Buy (2015), Babies “R” Us (2011), Lowe’s (Not Owned)
174	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	121,766	$1,401,737	$11.93	92%	Office Depot (2013)
175	Douglasville, GA	Douglasville Pavilion 2900 Chapel Hill Road	30135	SC	Fee (3)	1998	2007	15%	267,010	$2,312,283	$12.51	69.2%	PetSmart (2014), Office Max (2013), Marshalls (2014), Ross Dress For Less (2012)
176	Duluth, GA	So Good Beauty & Bridal 3480 Steve Reynolds Boulevard	30096	SC	Fee	2004	2007	100%	20,000	$0	$0.00	0%
177	Duluth, GA	Venture Pointe I 2050 West Liddell Road	30096	SC	Fee (3)	1996	2007	15%	335,420	$2,402,914	$8.37	85.6%	Hobby Lobby (2010), Babies “R” Us (2014), Ashley Furniture Homestore (2012), Golfsmith Golf Center (2012), Kohl’s (2022), Costco (Not Owned), Super Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

178	Duluth, GA	Pleasant Hill Square 2205 Pleasant Hill	30096	SC	Fee (3)	1997/2000	2007	15%	282,137	$3,311,649	$12.09	97.1%	Barnes & Noble (2012), Toys “R” Us (2013), Jo-Ann Stores (2019), Staples (2014), J.C. Penney (2012), Old Navy (2009)
179	Ellenwood, GA	Paradise Shoppes of Ellenwood East Atlanta Road & Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$732,538	$12.80	84.5%	Publix Super Markets (2023)
180	Fayetteville, GA	Fayette Pavilion I New Hope Road & Georgia Highway 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,279,810	$10,832,234	$9.58	88.3%	hhgregg (2018), Walmart (2016), Bed Bath & Beyond (2013), Sports Authority (2012), T.J. Maxx (2011), Publix Super Markets (2016), Belk (2015), Best Buy (2013), Old Navy (2010),
Ross Dress For Less
(2012), Toys “R” Us
(2010), Cinemark (2018),
Marshalls (2011),
PetSmart (2016), Kohl’s
(2022), Jo-Ann Stores
(2012), Dick’s Sporting Goods (2016), Home Depot (Not Owned), Target
													(Not Owned), Walmart Supercenter (Not Owned)
181	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$977,028	$12.42	86.9%	Kroger (2023)
182	Gainesville, GA	Rite Aid 599 South Enota Drive	30501	SC	Fee	1997	2007	100%	10,594	$178,016	$16.80	100%
183	Hiram, GA	Hiram Pavilion I 5220 Jimmy Lee Smith Parkway	30141	SC	Fee (3)	2002	2007	15%	363,695	$2,675,473	$9.42	78.1%	Ross Dress For Less (2012), Michaels (2012), Marshalls (2011), Kohl’s (2022), Target (Not Owned)
184	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,108	$943,607	$15.02	87.1%	J.C. Penney (2013), Dick’s Sporting Goods (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

185	Kennesaw, GA	Barrett Pavilion I 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	439,784	$6,920,538	$15.70	96.1%	AMC Theatres (2019), Homegoods (2013), The School Box (2010), Golfsmith Golf Center (2013), hhgregg (2018), Hobby Lobby (2019),
													Jo-Ann Stores (2011), Total Wine & More (2017), R.E.I. (2018), Old Navy (2010), Target (Not Owned)
186	Lawrenceville, GA	Springfield Park 665 Duluth Highway	30045	SC	Fee	1992/2000	2007	100%	105,321	$859,375	$9.44	73.6%	Hobby Lobby (2011)
187	Lawrenceville, GA	Rite Aid 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$184,328	$19.39	100%
188	Lithonia, GA	Stonecrest Marketplace Turner Hill Road & Mall Parkway	30038	SC	Fee (3)	2002	2007	15%	264,584	$3,009,483	$12.15	93.6%	Staples (2017), Babies “R” Us (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012), A.J. Wright (2019)
189	Lithonia, GA	Shops at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2004	2003	0.01%	113,675	$1,452,779	$13.37	89.6%	Best Buy (2018), Bed Bath & Beyond (2013), Toys “R” Us (2012), Sam’s Club (Not Owned)
190	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$988,063	$11.28	96.1%	Kroger (2016)
191	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	55,505	$641,878	$12.04	96%	hhgregg (2036), PetSmart (2017)
192	Macon, GA	Kmart 1901 Paul Walsh Drive	31206	SC	Fee	2000	2007	100%	102,098	$0	$0.00	0%
193	Macon, GA	David’s Bridal Center 4685 Presidential Parkway	31206	SC	Fee (3)	2004	2007	15%	14,000	$247,665	$19.42	91.1%
194	Macon, GA	Eisenhower Crossing I 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	400,653	$4,408,500	$11.93	90.2%	Kroger (2022), Staples (2016), Michaels (2011), Ross Dress For Less (2013), Bed Bath & Beyond (2012), Old Navy (2011), Marshalls (2011), Dick’s Sporting Goods (2017), Target (Not Owned), Best Buy (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

195	Marietta, GA	Blockbuster 1748 Powder Springs	30064	SC	Fee (3)	1994	2007	20%	6,500	$128,960	$19.84	100%
196	Marietta, GA	Towne Center Prado 2609 Bells Ferry Road	30066	SC	Fee (3)	1995/2002	1995	100%	316,786	$3,229,944	$12.54	80.4%	Stein Mart (2012), Ross Dress For Less (2013), Publix Super Markets (2015)
197	Marietta, GA	Rite Aid 731 Whitlock Avenue	30064	SC	Fee	1997	2007	100%	10,880	$183,507	$16.87	100%
198	Mcdonough, GA	Shoppes at Lake Dow 900-938 Highway 81 East	30252	SC	Fee (3)	2002	2007	20%	72,727	$901,303	$13.07	94.8%	Publix Super Markets (2022)
199	Morrow, GA	Southlake Pavilion 1912 Mount Zion Road	30260	SC	Fee (3)	1996/2001	2007	15%	527,866	$4,395,199	$12.42	66.4%	Ross Dress For Less (2012), Barnes & Noble (2013), Ashley Furniture Homestore (2012), L.A. Fitness (2017), Staples (2015), Old Navy (2011), hhgregg (2018), Sears (2012), Target (Not Owned)
200	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,266,951	$8.32	97.3%	Lowe’s (2015), Walmart (Not Owned)
201	Newnan, GA	Newnan Pavilion 1074 Bullsboro Drive	30265	SC	Fee (3)	1998	2007	15%	263,635	$2,649,198	$11.66	79.7%	Office Max (2013), PetSmart (2015), Home Depot (2019), Ross Dress For Less (2012), Kohl’s (2022)
202	Norcross, GA	Jones Bridge Square 5075 Peachtree Parkway	30092	SC	Fee	1999	2007	100%	83,363	$836,163	$10.25	97.9%	Ingles (2019)
203	Rome, GA	2700 Martha Berry Highway Northeast	30165	SC	Fee	2001	2007	100%	33,056	$0	$0.00	0%
204	Roswell, GA	Sandy Plains Village I Georgia Highway 92 & Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	177,529	$1,150,779	$11.38	56.9%	Kroger (2010)
205	Roswell, GA	Stonebridge Square 610-20 Crossville Road	30075	SC	Fee (3)	2002	2007	15%	160,104	$1,714,137	$14.15	75.7%	Kohl’s (2022)
206	Smyrna, GA	Heritage Pavilion 2540 Cumberland Boulevard	30080	SC	Fee (3)	1995	2007	15%	262,971	$3,230,431	$12.62	97.3%	PetSmart (2016), Ross Dress For Less (2016), American Signature (2018), T.J. Maxx (2010), Marshalls (2011)
207	Snellville, GA	Presidential Commons 1630-1708 Scenic Highway	30078	SC	Fee	2000	2007	100%	371,586	$3,858,334	$11.01	91.5%	Jo-Ann Stores (2014), Kroger (2018), Stein Mart (2013), Home Depot (2023)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

208	Snellville, GA	Rite Aid 3295 Centerville Highway	30039	SC	Fee	1997	2007	100%	10,594	$199,601	$18.84	100%
209	Stone Mountain, GA	Deshon Plaza 380 North Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$711,624	$11.11	100%	Publix Super Markets (2014)
210	Suwanee, GA	Johns Creek Town Center 3630 Peachtree Parkway Suwanee	30024	SC	Fee	2001/2004	2003	100%	285,336	$3,683,071	$13.51	95.5%	Borders (2021), PetSmart (2020), Kohl’s (2022), Michaels (2011), Staples (2016), Shoe Gallery (2014)
211	Suwanee, GA	Shops at Johns Creek 4090 Johns Creek Parkway	30024	SC	Fee (3)	1997	2007	20%	18,200	$254,075	$20.16	69.2%
212	Suwanee, GA	Suwanee Crossroads Lawrenceville Road & Satellite Boulevard	30024	SC	Fee (3)	2002	2007	15%	69,600	$612,535	$16.23	54.2%	Walmart Supercenter (Not Owned)
213	Sylvania, GA	BI-LO -Sylvania 1129 West Ogeechee Street	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	100%	BI-LO (2023)
214	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee (3)	1998/2003	2003	20%	130,832	$798,331	$7.90	71.4%	Kroger (2019), Walmart (Not Owned)
215	Tyrone, GA	Southampton Village NWC of Highway 74 & Swanson Road	30290	SC	Fee (3)	2003	2007	20%	77,956	$875,937	$12.46	90.2%	Publix Super Markets (2023)
216	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee	1986	2003	100%	100,002	$551,875	$7.62	72.4%
217	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	107,941	$1,290,018	$11.85	94.4%	T.J. Maxx (2015), Staples (2016), Walmart Supercenter (Not Owned), Lowe’s (Not Owned)
218	Warner Robins, GA	City Crossing Watson Boulevard & Carl Vinson Parkway	31093	SC	Fee (3)	2001	2007	15%	190,433	$1,621,273	$11.31	75.3%	Michaels (2011), Ross Dress For Less (2012), Home Depot (Not Owned)
219	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	Fee	1995	2003	100%	44,691	$416,452	$11.82	78.9%
220	Woodstock, GA	Woodstock Square 120-142 Woodstock Sqaure	30189	SC	Fee (3)	2001	2007	15%	218,859	$2,892,338	$13.22	100%	Office Max (2017), Old Navy (2012), Kohl’s (2022), Super Target (Not Owned)
	Idaho
221	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/1992/ 1997	1998	100%	138,495	$605,445	$8.64	50.6%	Office Max (2011), Fred Meyer, Inc. (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

222	Meridian, ID	Meridian Crossroads Eagle & Fairview Road	83642	SC	Fee	1999/2001/ 2002/2003	1*	100%	461,023	$6,427,591	$12.80	98%	Bed Bath & Beyond (2011), Old Navy (2010), Shopko (2020), Office Depot (2010), Ross Dress For Less (2012), Marshalls (2012), Sportsman’s Warehouse (2015), Babies “R” Us (2014), Craft Warehouse (2013), Walmart Supercenter (Not Owned)
223	Nampa, ID	Nampa Gateway Center 1200 North Happy Valley Road	83687	SC	Fee	2008	1*	100%	172,819	$854,912	$4.05	100%	Idaho Athletic Club (2019), Sports Authority (2020), Macy’s (2030), J.C. Penney (2027)
	Illinois
224	Deer Park, IL	Deer Park Town Center 20530 North Rand Road, Suite 133	60010	LC	Fee (3)	2000/2004	1*	25.75%	302,039	$8,984,828	$29.96	92.2%	Gap (2010), Crate & Barrel (2018), Century Theatre (2019), Barnes & Noble (Not Owned)
225	Mchenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1*	100%	226,552	$2,154,350	$11.25	80.6%	Dick’s Sporting Goods (2018), PetSmart (2017), Bed Bath & Beyond (2017), Best Buy (2018)
226	Mount Vernon, IL	Times Square Mall 42nd & Broadway	62864	MM	Fee	1974/1998/ 2000	1993	100%	269,328	$822,944	$3.97	71.9%	Sears (2013), J.C. Penney (2012)
227	Orland Park, IL	Marley Creek Square 179th Street & Wolf Road	60467	SC	Fee (3)	2006	2006	20%	57,499	$810,513	$19.02	74.1%
228	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004	100%	149,498	$1,471,963	$10.49	93.8%	Home Depot (2012)
229	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee (3)	1994	2007	20%	125,712	$990,831	$9.39	83.9%	Kroger (2020)
230	Skokie, IL	Village Crossing 5507 West Touhy Avenue	60077	SC	Fee (3)	1989	2007	15%	437,249	$7,700,534	$18.82	92.1%	Michaels (2013), Bed Bath & Beyond (2013), Office Max (2015), Best Buy (2014), Crown Theatres (2021), Barnes & Noble (2012)
	Indiana
231	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	100%	223,431	$948,439	$5.81	73%	Kmart (2018), J.C. Penney (2013)
232	Evansville, IN	East Lloyd Commons 6300 East Lloyd Expressway	47715	SC	Fee	2005	2007	100%	159,682	$2,125,109	$13.43	99.1%	Gordman’s (2015), Michaels (2015), Best Buy (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

233	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee (3)	1995/2001	1996	20%	312,546	$2,904,726	$11.25	82.6%	Marshalls (2011), Kohl’s (2016), Office Max (2012), Dick’s Sporting Goods (Not Owned), Best Buy (Not Owned), Border’s (Not Owned), Target (Not Owned)
234	Indianapolis, IN	Glenlake Plaza 2629 East 65th Street	46220	SC	Fee (3)	1980	2007	20%	102,549	$758,370	$9.03	81.9%	Kroger (2020)
235	Lafayette, IN	Park East Marketplace 4205 - 4315 Commerce Drive	47905	SC	Fee	2000	2003	100%	35,100	$191,557	$15.31	35.7%	Walmart Supercenter (Not Owned)
236	South Bend, IN	Broadmoor Plaza 1217 East Ireland Road	46614	SC	Fee (3)	1987	2007	20%	114,968	$1,227,654	$11.69	91.3%	Kroger (2020)
	Iowa
237	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, Northeast	52404	SC	Fee	1984	1998	100%	187,068	$1,900,409	$10.16	100%	T.J. Maxx (2015), Office Max (2015), Barnes & Noble (2015), Kohl’s (2021)
238	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee	1990/1999/ 2002	1/2 *	100%	241,427	$1,141,130	$7.08	66.8%	Herberger’s (2015), J. C. Penney (2015), Target (Not Owned)
	Kansas
239	Leawood, KS	Town Center Plaza 5000 West 119th Street	66209	LC	Fee	1996/2002	1998	100%	309,500	$8,349,043	$29.94	91.9%	Barnes & Noble (2016), Macy’s (Not Owned)
240	Overland Park, KS	Overland Pointe Marketplace Intersection 135 & Antioch Road	66213	SC	Fee (3)	2001/2004	2003	0.01%	42,632	$857,986	$17.31	97.1%	Babies “R” Us (2015), Home Depot (Not Owned), Sam’s Club (Not Owned)
	Kentucky
241	Lexington, KY	South Farm Marketplace Man-O-War Boulevard & Nichol	40503	SC	Fee	1998	2003	100%	19,609	$311,844	$22.64	64.5%	Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
242	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/ 1998	2004	100%	120,777	$615,078	$6.05	84.1%	Valu Discount (2014)
243	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee	1992	2003	100%	134,823	$676,050	$5.46	91.8%	Office Depot (2016), Hobby Lobby (2018), Dunham’s Sporting Goods (2015), Ballard’s (Not Owned)
	Louisiana
244	Covington, LA	Covington Corners 782 North Highway 190	70433	SC	Fee	1999	2007	100%	15,590	$249,440	$16.00	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Maine
245	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997	100%	301,853	$2,094,721	$7.75	85.2%	Hoyts Cinemas (2010), Big Lots (2013), T.J. Maxx (2015), Sears (2012)
	Maryland
246	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007	100%	88,022	$1,408,172	$16.69	95.8%
247	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee (3)	1999	2007	20%	217,619	$2,616,223	$12.31	97.6%	A & P (2019), A.J. Wright (2014), Burlington Coat Factory (2018)
248	Hagerstown, MD	Valley Park Commons 1520 Wesel Boulevard	21740	SC	Fee	1993/2006	2007	100%	88,893	$1,029,079	$12.61	91.8%
249	Salisbury, MD	The Commons East North Point Drive	21801	SC	Fee	2000	2006	100%	126,135	$1,834,109	$13.92	100%	Best Buy (2014), Michaels (2014), Home Depot (Not Owned), Target (Not Owned)
250	Upper Marlboro, MD	Largo Towne Center 950 Largo Center Drive	20774	SC	Fee (3)	1991	2007	20%	260,797	$3,840,764	$12.55	98.6%	Shoppers Food Warehouse (2016), Marshalls (2011), Regency Furniture (2017)
251	White Marsh, MD	Costco Plaza 9919 Pulaski Highway	21220	SC	Fee (3)	1987/1992	2007	15%	187,331	$1,619,739	$7.94	100%	Costco Wholesale (2011), PetSmart (2015), Pep Boys (2012), Sports Authority (2011), Home Depot (Not Owned)
	Massachusetts
252	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1 *	100%	222,236	$4,760,812	$17.19	100%	Home Depot (2031),Bed Bath & Beyond (2011), Old Navy (2011), Office Max (2020), Babies “R” Us (2013), Michaels (2012), Costco (Not Owned), Target (Not Owned)
253	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee (3)	1985/2003	2007	20%	273,532	$3,376,974	$13.06	94.5%	Kohl’s (2024), Stop & Shop (2016)
254	Worcester, MA	Sam’s Club 301 Barber Avenue	01606	SC	Fee	1998	2007	100%	107,929	$1,116,581	$10.35	100%	Sam’s Club (2013)
	Michigan
255	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee	1991	1993	100%	63,415	$144,425	$8.86	25.7%	Walmart (Not Owned)
256	Benton Harbor, MI	Fairplain Plaza 1000 Napier Avenue	49022	SC	Fee (3)	1998	2006	20%	280,216	$2,159,997	$10.69	72.1%	Office Depot (2010), T.J. Maxx (2014), Kohl’s (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

257	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee	1988	1994	100%	70,076	$249,764	$4.23	84.2%	Kmart (2015)
258	Dearborn Heights, MI	Walgreens 8706 North Telegraph Road	48127	SC	Fee	1998/1999	2007	100%	13,905	$385,510	$27.72	100%
259	Detroit, MI	Bel Air Centre 8400 East Eight Mile Road	48234	SC	GL	1989/2002	1998	100%	445,349	$1,397,115	$8.47	37%	Forman Mills (2012), Theater Group (2014)
260	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee	1991/2004	1993	100%	188,386	$587,352	$4.55	68.6%	Dunham’s Sporting Goods (2011), Big Lots (2015), Bosman’s Mercantile (2018)
261	Grand Rapids, MI	Green Ridge Square 3390-B Alpine Avenue Northwest	49504	SC	Fee	1989	1995	100%	133,538	$1,500,783	$11.96	94%	T.J. Maxx (2011), Office Depot (2011), Target (Not Owned), Toys “R” Us (Not Owned)
262	Grand Rapids, MI	Green Ridge Square 3410 Alpine Avenue	49504	SC	Fee	1991/1995	2004	100%	85,254	$464,421	$11.96	45.5%	Bed Bath & Beyond (2015)
263	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee	1981/1999	1/2 *	100%	257,863	$327,525	$3.58	35.4%	J. C. Penney (2015), Office Max (2014)
264	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993	100%	214,501	$1,374,613	$7.25	88.4%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011), Office Max (2017), T.J. Maxx (2017)
265	Lansing, MI	Marketplace at Delta Township 8305 West Saginaw Highway 196 Ramp	48917	SC	Fee	2000/2001	2003	100%	135,697	$1,462,464	$11.06	97.4%	Michaels (2011), Gander Mountain (2015), Staples (2016), PetSmart (2016), Walmart Supercenter (Not Owned), Lowe’s (Not Owned)
266	Livonia, MI	Walgreens 29200 6 Mile Road	48152	SC	Fee	1998/1999	2007	100%	13,905	$269,061	$19.35	100%
267	Milan, MI	Milan Plaza 531 West Main Street	48160	SC	Fee (3)	1955	2007	20%	65,764	$295,049	$4.60	97.5%	Kroger (2020)
268	Mt. Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990	2	100%	249,680	$712,897	$6.97	40.9%	T.J. Maxx (2014), Kroger (2011)
269	Port Huron, MI	Walgreens NWC 10th Street & Oak Street	48060	SC	Fee	2000	2007	100%	15,120	$359,856	$23.80	100%
270	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994	100%	270,761	$1,696,694	$6.45	97.1%	Walmart (2012), J.C. Penney (2013), Dunham’s Sporting Goods (2011), Glen’s Market (2013)
271	Westland, MI	Walgreens 7210 North Middlebelt	48185	SC	Fee	2005	2007	100%	13,905	$285,053	$20.50	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Minnesota
272	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee	1977/1998	2		100%	297,803	$1,661,688	$5.72	97.6%	Kmart (2012), Herberger’s (2015), J.C. Penney (2013)
273	Brainerd, MN	Westgate Mall 1200 Highway	56401	MM	Fee	1985/1998	1/2	*	100%	260,319	$1,169,173	$7.13	63%	Herberger’s (2013), Movies 10 (2011)
274	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee (3)	1997/2001	1997		50%	278,211	$3,802,600	$13.67	100%	Byerly’s (2016), PetSmart (2018), Barnes & Noble (2012), Office Max (2013), T.J. Maxx (2013), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
275	Maple Grove, MN	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee (3)	1995/2002	1996		50%	265,957	$3,059,883	$11.51	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels (2012), Bed Bath & Beyond (2012), Cub Foods (Not Owned)
	Mississippi
276	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	423,507	$4,967,609	$11.33	90.6%	Academy Sports (2015), Bed Bath & Beyond (2014), Ross Dress For Less (2015), T.J. Maxx (2014), Cinemark (2019), Office Depot (2014), Belk (2024), Barnes & Noble (2015)
277	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003		100%	107,780	$1,222,874	$11.35	100%	PetSmart (2012), Office Depot (2016), Target (Not Owned), Home Depot (Not Owned)
278	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee (3)	2000	2003		20%	13,200	$330,428	$14.87	98.3%	Kroger (2020)
279	Starkville, MS	Starkville Crossings 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$940,087	$7.03	100%	J.C. Penney (2010), Kroger (2012), Lowe’s (Not Owned)
280	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994		100%	348,236	$1,868,199	$5.88	91.2%	Sam’s Club (2012), Walmart Supercenter (2012)
	Missouri
281	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee (3)	2002	1	*	50%	42,091	$523,978	$14.52	85.7%	Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

282	Brentwood,MO	The Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998	100%	299,584	$4,307,411	$14.38	100%	Target (2023), Bed Bath & Beyond (2014), PetSmart (2014), Micro Center (2013)
283	Des Peres, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998	100%	92,372	$1,457,079	$16.68	94.6%	T.J. Maxx (2011)
284	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee	1970/1997	1/2 *	100%	93,420	$976,635	$11.33	91.1%
285	High Ridge, MO	Gravois Village Plaza 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998	100%	114,992	$542,912	$5.36	88.1%	Kmart (2013)
286	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee (3)	1995/1999	1995	15%	386,066	$5,122,907	$13.49	98.3%	Kohl’s (2016), Bed Bath & Beyond (2012), Marshalls (2012), Best Buy (2016), Barnes & Noble (2011), AMC Theatres (2015)
287	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998	100%	56,033	$548,416	$10.43	93.9%	Toys “R” Us (2013)
288	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003	100%	89,110	$1,081,542	$11.95	95.5%	Shop ’N Save (2022)
289	St. Louis, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998	100%	415,435	$5,428,745	$12.59	94.1%	Toys “R” Us (2013), Bed Bath & Beyond (2012), Marshalls (2012), Home Depot (2023), PetSmart (2012), Borders (2011)
290	St. Louis, MO	Southtowne Centre Kings Highway & Chippewa	63109	SC	Fee	2004	1998	100%	86,764	$1,367,966	$16.37	96.3%
	Nevada
291	Carson City, NV	Eagle Station 3871 South Carson Street	89701	MV	Fee	1983	2005	50%	60,494	$0	$0.00	0%
292	Las Vegas, NV	Loma Vista Shopping Center 4700 Meadows Lane	89107	MV	Fee	1979	2005	50%	75,687	$0	$0.00	0%
293	Reno, NV	Sierra Town Center 6895 Sierra Center Parkway	89511	MV	Fee	2002	2005	50%	79,239	$0	$0.00	0%
294	Reno, NV	Reno Riverside East First Street & Sierra	89505	SC	Fee	2000	2000	100%	52,474	$746,274	$14.33	99.2%	Century Theatre (2014)
	New Jersey
295	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007	100%	97,500	$1,825,097	$18.72	100%	Branch Brook Pool & Patio (2017), Sports Authority (2012)
296	East Hanover, NJ	Loew’s Theatre Complex 145 State Route 10	07936	SC	Fee	1993	2007	100%	20,737	$1,094,698	$20.96	100%	Loew’s East Hanover Cinemas (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

297	Edgewater, NJ	Edgewater Towne Center 905 River Road	07020	LC	Fee	2000	2007		100%	77,508	$1,758,167	$22.68	100%	Whole Foods (2020)
298	Freehold, NJ	Freehold Marketplace NJ Highway 33 & West Main Street Route 537	07728	SC	Fee	2005	1	*	100%	7,619	$430,000	$0.00	63.3%	Walmart (Not Owned)
299	Hamilton, NJ	Hamilton Marketplace NJ State Highway 130 & Klockner Road	08691	SC	Fee	2004	2003	100%	468,236	$8,278,824	$15.47	97.4%	Staples (2015), Kohl’s (2023), Bed Bath & Beyond (2020),
Michaels (2014), Ross
Dress For Less (2014),
														Shoprite (2028), Barnes & Noble (2014), Walmart (Not Owned), BJ’s Wholesale (Not Owned), Lowe’s (Not Owned)
300	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee (3)	2003	2007		20%	89,627	$1,627,542	$18.16	100%	Shoprite (2024), Lowe’s (Not Owned)
301	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee (3)	1998	2007		20%	78,097	$1,693,751	$22.80	95.1%	Stop & Shop (2020)
302	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004		100%	398,910	$5,578,479	$15.91	87.9%	Regal Cinemas (2021), Ross Dress For Less (2012), Bed Bath & Beyond (2017), Marshalls (2012), Sports Authority (2015)
303	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%	841,433	$9,565,550	$11.99	94.8%	Borders (2017), Best Buy (2017), Kohl’s (2018), Staples (2012), Babies “R” Us (2013), BJ’s Wholesale
Club (2016), Dick’s Sporting Goods (2013), Michaels (2013),
														Target (2023), PetSmart (2013), Just Cabinets (2019)
304	Mount Laurel, NJ	Centerton Square Centerton Road & Marter Avenue	08054	SC	Fee (3)	2005	1	*	10%	280,067	$6,795,408	$18.97	100%	Wegman’s Food Markets (2024), Bed Bath & Beyond (2015), PetSmart (2015), DSW Shoe Warehouse (2015), Jo-Ann Stores (2015), T.J. Maxx (2015), Sports Authority (2016), Costco (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

305	Princeton, NJ	Nassau Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee	1995	1997	100%	289,375	$4,807,169	$18.96	87.6%	Borders (2011), Best Buy (2012), PetSmart (2011), Homegoods (2019), Babies “R” Us (2016), Target (Not Owned), Home Depot (Not Owned), Sam’s Club (Not Owned), Walmart (Not Owned)
306	Princeton, NJ	Nassau Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee	1999/2004	1 *	100%	202,622	$4,116,366	$16.03	98.7%	Dick’s Sporting Goods (2015), Michaels (2014), Wegman’s Food Markets (2024), Kohl’s (2019)
307	Union, NJ	Route 22 Retail Center 2700 U.S. Highway 22 East	07083	SC	Fee	1997	2007	100%	107,348	$1,122,268	$19.03	54.9%	Babies “R” Us (2018), Target (Not Owned)
308	West Long Branch, NJ	Consumer Centre 310 State Highway #36	07764	SC	Fee	1993	2004	100%	292,999	$4,169,028	$14.29	99.6%	Sports Authority (2012), PetSmart (2014), Home Depot (2013)
309	West Paterson, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee (3)	1995	2007	20%	81,261	$1,917,571	$21.75	100%	A & P (2021)
	New York
310	Amherst, NY	Rite Aid 2545 Millersport Highway	14068	SC	Fee	2000	2007	100%	10,908	$250,489	$22.96	100%
311	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004	100%	199,504	$2,151,813	$11.01	97%	Burlington Coat Factory (2014), Jo-Ann Stores (2014)
312	Amherst, NY	Tops Plaza - Amherst 3035 Niagara Falls Boulevard	14226	SC	Fee (3)	1986	2004	20%	145,642	$1,164,964	$8.43	94.8%	Tops Markets (2010)
313	Arcade, NY	Tops Plaza - Arcade Route 39	14009	SC	Fee (3)	1995	2004	10%	65,915	$642,404	$10.21	95.4%	Tops Markets (2015)
314	Avon, NY	Tops Plaza - Avon 270 East Main Street	14414	SC	Fee (3)	1997/2002	2004	10%	63,288	$462,689	$8.25	88.7%	Tops Markets (2017)
315	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004	100%	641,264	$5,258,049	$8.71	94.2%	Sam’s Club (2013), Tops Markets (2013), Bed Bath & Beyond (2014), Michaels (2015), Old Navy (2011), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2013), Hobby Lobby (2019)
316	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004	100%	238,531	$2,032,358	$9.03	94.3%	A.J. Wright (2012), Office Max (2012), Target (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

317	Buffalo, NY	Elmwood Regal Center 1951 - 2023 Elmwood Avenue	14207	SC	Fee	1997	2004	100%	133,940	$1,678,061	$14.80	84.6%	Regal Cinemas (2017), Office Depot (2012)
318	Buffalo, NY	Rite Aid 1625 Broadway Street	14212	SC	Fee	2000	2007	100%	12,739	$280,861	$22.05	100%
319	Cheektowaga, NY	Rite Aid 2401 Gennesee Street	14225	SC	Fee	2000	2007	100%	10,908	$335,592	$30.77	100%
320	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1997	2004	100%	374,962	$2,854,650	$7.61	100%	Walmart (2017), Movieland 8 Theatres (2019), Tops Markets (2019), A.J. Wright (2015), Value City Furniture (2014), M & T Bank (2017), Home Depot (Not Owned)
321	Cheektowaga, NY	Tops Plaza 3825-3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,554,586	$12.16	84.5%
322	Chili, NY	Kmart Plaza 800 Paul Road	14606	SC	Fee	1998	2004	100%	116,868	$758,123	$6.06	100%	Sears (2019)
323	Dansville, NY	Tops Plaza 23-65 Franklin Street	14437	SC	Fee	2001	2004	100%	71,040	$665,719	$10.08	93%	Tops Markets (2021)
324	Dewitt, NY	Michaels 3133 Erie Boulevard	13214	SC	Fee	2002	2004	100%	38,413	$448,543	$11.68	100%	Michaels (2015)
325	Dunkirk, NY	Rite Aid 1166 Central Avenue	14048	SC	GL	2000	2007	100%	10,908	$210,569	$19.30	100%
326	Elmira, NY	Tops Plaza - Elmira Hudson Street	14904	SC	Fee (3)	1997	2004	10%	98,330	$1,116,990	$11.36	100%	Tops Markets (2017)
327	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004	100%	330,312	$3,253,187	$9.94	99.1%	Walmart Supercenter (2021), Staples (2015)
328	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004	100%	75,916	$821,165	$10.82	100%	PetSmart (2010), Jo-Ann Stores (2015)
329	Hamburg, NY	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL	1990/1997	2004	100%	175,965	$1,722,877	$10.25	95.5%	Office Max (2015), BJ’s Wholesale Club (2010)
330	Hamburg, NY	McKinley Mall 3701 McKinley Parkway	14075	SC	Fee	1990/2001	2004	100%	128,944	$1,539,257	$11.94	100%	Dick’s Sporting Goods (2011), Rosa’s Home Store (2014)
331	Hamburg, NY	McKinley Milestrip - Hamburg 4405 Milestrip Road	14219	SC	GL	1999/2000	2004	100%	139,413	$1,426,028	$10.23	100%	Home Depot (2012)
332	Hamburg, NY	McKinley Milestrip 3540 McKinley Parkway	14075	SC	Fee	1999	2004	100%	106,774	$1,263,979	$12.81	92.4%	Old Navy (2010), Jo-Ann Stores (2015)
333	Hamlin, NY	Tops Plaza Hamlin 1800 Lake Road	14464	SC	Fee (3)	1997	2004	10%	60,488	$431,055	$8.37	85.2%	Tops Markets (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

334	Horseheads, NY	Southern Tier Crossing Ann Page Road & I86	14845	SC	Fee	2008	1 *	100%	131,558	$1,548,066	$12.42	94.8%	Dick’s Sporting Goods (2019), Jo-Ann Stores (2020), Walmart Supercenter (Not Owned), Kohl’s (Not Owned)
335	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/ 1997	2004	20%	226,768	$2,236,048	$11.43	86.3%	Regal Cinemas (2022), A.J. Wright (2014)
336	Ithaca, NY	Tops Plaza Ithaca 614 - 722 South Meadow	14850	SC	Fee	1990/1999/ 2003	2004	100%	229,320	$3,617,036	$16.72	94.3%	Office Depot (2014), Tops Markets (2022), Michaels (2013), Barnes & Noble (2018)
337	Jamestown, NY	Tops Plaza - Jametown 75 Washington Street	14702	SC	Fee (3)	1997	2004	20%	98,001	$928,300	$11.77	80.5%	Tops Markets (2018)
338	Leroy, NY	Tops Plaza - Leroy 128 West Main Street	14482	SC	Fee (3)	1997	2004	20%	62,747	$560,730	$9.54	93.6%	Tops Markets (2017)
339	Lockport, NY	Tops Plaza 5789 & 5839 Transit Road & Hamm	14094	SC	GL	1993	2004	100%	296,582	$2,720,561	$9.33	98.4%	Walmart (2015), Tops Markets (2021), Sears (2011)
340	N. Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	2004	2004	100%	219,972	$2,446,456	$11.46	97%	Tops Markets (2024)
341	New Hartford, NY	Hannaford Plaza 40 Kellogg Road	13413	SC	Fee	1998	2004	100%	110,732	$1,071,530	$12.86	75.3%	Hannaford Brothers (2018)
342	Niagara Falls, NY	Regal Cinemas 720 & 750 Builders Way	14304	SC	Fee	1994/2000	2004	100%	43,170	$618,194	$14.32	100%	Regal Cinemas (2019)
343	Niskayuna, NY	Mohawk Commons 402 - 442 Balltown Road	12121	SC	Fee	2002	2004	100%	399,901	$4,791,591	$11.78	100%	Price Chopper (2022), Lowe’s (2022), Marshalls (2012), Barnes & Noble (2014), Bed Bath & Beyond (2019), Target (Not Owned)
344	Norwich, NY	P & C Plaza 54 East Main Street	13815	SC	GL(3)	1997	2004	10%	85,453	$1,080,490	$13.60	93%	Tops Markets (2018)
345	Olean, NY	Walmart Plaza 3142 West State Street	14760	SC	Fee	1993/2004	2004	100%	353,326	$2,347,036	$6.69	99.3%	Walmart Supercenter (2023), Eastwynn Theatres (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
346	Ontario, NY	Tops Plaza 6254-6272 Furnace Road	14519	SC	Fee (3)	1998	2004	20%	77,040	$664,807	$10.07	85.7%	Tops Markets (2019)
347	Orchard Park, NY	Crossroads Centre 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004	20%	167,805	$1,749,184	$11.53	90.4%	Tops Markets (2022), Stein Mart (2012)
348	Penfield, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/ 1972/1980	2004	20%	279,219	$3,176,875	$13.18	86.3%	Tops Markets (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

349	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001	2004		100%	194,467	$1,318,712	$6.51	100%	Staples (2015), J. C. Penney (2017), Tops Markets (2021), Marshalls (2016)
350	Tonawanda, NY	Youngmann Plaza 750 Young Street	14150	SC	Fee (3)	1985/2003	2004		10%	306,421	$2,398,950	$7.61	97.5%	BJ’s Wholesale Club (2015), Big Lots (2012), Gander Mountain (2015), Tops Markets (2021)
351	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/ 1996	2004		100%	121,846	$1,011,980	$10.60	78.4%	Best Fitness (2025), Office Depot (2011)
352	Tonawanda, NY	Tops Plaza - Niagara Street 150 Niagara Street	14150	SC	Fee (3)	1997	2004		10%	97,014	$1,062,347	$12.09	90.6%	Tops Markets (2017)
353	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004		100%	56,134	$500,776	$15.52	57.5%
354	Warsaw, NY	Tops Plaza - Warsaw 2382 Route 19	14569	SC	Fee (3)	1998	2004		20%	74,105	$540,116	$8.63	84.5%	Tops Markets (2015)
355	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004		100%	139,453	$1,299,637	$10.18	91.6%	Home Depot (2016)
356	West Seneca, NY	Seneca Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004		100%	62,403	$119,110	$3.33	57.3%
357	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004		100%	102,917	$1,279,852	$15.03	82.7%
	North Carolina
358	Apex, NC	Beaver Creek Crossings South 1335 West Williams Street	27502	SC	Fee	2006	1	*	100%	285,292	$4,146,363	$14.93	92.3%	Dick’s Sporting Goods (2017), Consolidated Theatres (2026), T.J. Maxx (2016), Borders (2022)
359	Apex, NC	Beaver Creek Commons 1335 West Williams Street	27502	SC	Fee (3)	2005	1	*	10%	107,743	$2,543,396	$17.02	98.7%	Office Max (2014), A.C. Moore (2020), Lowe’s (Not Owned)
360	Asheville, NC	Oakley Plaza Fairview Road at Interstate 240	28801	SC	Fee (3)	1988	2007		100%	118,699	$926,328	$8.49	91.9%	Babies “R” Us (2011), BI-LO (2016)
361	Cary, NC	hhgregg 1401 Piney Plains Road	27511	SC	Fee	2000	2007		100%	29,235	$292,350	$10.00	100%	hhgregg (2019)
362	Cary, NC	Mill Pond Village 3434-3490 Kildaire Farm Road	27512	SC	Fee	2004	2007		100%	84,364	$1,121,248	$14.99	84.2%	Lowe’s Foods (2021)
363	Chapel Hill, NC	Meadowmont Village West Barbee Chapel Road	27517	SC	Fee (3)	2002	2007		20%	132,745	$2,343,220	$20.47	86.2%	Harris Teeter Supermarkets (2022)
364	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007		100%	69,857	$892,943	$13.08	97.7%	BI-LO (2014)
365	Clayton, NC	Clayton Corners U.S. Highway 70 West	27520	SC	Fee (3)	1999	2007		20%	125,653	$1,346,040	$11.60	92.4%	Lowe’s Foods (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

366	Concord, NC	Rite Aid Highway #29 at Pitts School	28027	SC	Fee	2002	2007	100%	10,908	$227,814	$20.89	100%
367	Cornelius, NC	The Shops at The Fresh Market 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007	100%	131,242	$881,283	$10.04	66.9%	Stein Mart (2013), Fresh Market (2018)
368	Durham, NC	Patterson Place 3616 Witherspoon Boulevard	27707	SC	Fee (3)	2004	2007	20%	160,942	$2,188,370	$15.04	90.4%	DSW Shoe Warehouse (2016), A.C. Moore (2014), Bed Bath & Beyond (2020), Target (Not Owned), Home Depot (Not Owned), Kohl’s (Not Owned), Kroger (Not Owned)
369	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2 *	100%	208,014	$1,430,081	$6.93	99.3%	Food Lion (2010), Burlington Coat Factory (2012), Walmart (Not Owned)
370	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee (3)	2005	2007	20%	107,812	$1,636,504	$15.09	97.2%	Office Depot (2010), Ross Dress For Less (2015), Super Target (Not Owned), Sam’s Club (Not Owned)
371	Fayetteville, NC	Cross Pointe Center 5075 Morganton Road	28314	SC	Fee	1985/2003	2003	100%	121,934	$1,918,568	$13.20	100%	T.J. Maxx (2011), Bed Bath & Beyond (2014)
372	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee (3)	1998/2001	2007	20%	273,969	$2,811,076	$11.76	87.2%	Dick’s Sporting Goods (2017), PetSmart (2016), Creative Basket Expressions (2020), Marshalls (2014), Michaels (2014), Food Lion (Not Owned)
373	Fuquay Varina, NC	Sexton Commons 1420 North Main Street	27526	SC	Fee (3)	2002	2007	20%	49,097	$760,159	$15.92	97.2%	Harris Teeter Supermarkets (2021)
374	Greensboro, NC	Adam’s Farm 5710 High Point Road	27407	SC	Fee	2004	2007	100%	112,010	$953,254	$10.81	78.7%	Harris Teeter Supermarkets (2013)
375	Greensboro, NC	Golden Gate East Cornwallis Drive	27405	SC	Fee	1962/2002	2007	100%	153,113	$1,147,810	$8.59	87.2%	Harris Teeter Supermarkets (2011), Staples (2016), Food Lion (2012)
376	Greensboro, NC	Wendover Village I 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007	100%	35,895	$936,183	$26.08	100%	Costco (Not Owned)
377	Greensboro, NC	Wendover Village II West Wendover Avenue	27407	SC	Fee (3)	2004	2007	20%	135,004	$1,367,228	$15.01	67.5%	A.C. Moore (2014), Klaussner Furniture (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

378	Huntersville, NC	Birkdale Village LLC 8712 Lindholm Drive, Suite 206	28078	LC	Fee (3)	2003	2007	15%	302,392	$6,170,482	$24.83	82.2%	Barnes & Noble (2013), Dick’s Sporting Goods (2018), Regal Cinemas (Not Owned)
379	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Drive	28078	SC	Fee (3)	2000	2007	20%	119,197	$1,702,977	$16.12	88.6%	Harris Teeter Supermarkets (2020)
380	Indian Trail, NC	Union Town Center Independence & Faith Church Road	28079	SC	Fee	1999	2004	100%	96,160	$731,070	$9.09	83.7%	Food Lion (2020)
381	Jacksonville, NC	Gateway Plaza - Jacksonville SEC Western Boulevard and Gateway South	28546	SC	Fee (3)	2001	2007	15%	101,413	$1,276,268	$11.41	100%	Bed Bath & Beyond (2013), Ross Dress For Less (2013), Target (Not Owned), Lowe’s (Not Owned)
382	Matthews, NC	Sycamore Commons Matthews Township Parkway & Northeast Parkway	28105	SC	Fee (3)	2002	2007	15%	265,535	$3,678,156	$16.80	82.5%	Michaels (2012), Bed Bath & Beyond (2012), Dick’s Sporting Goods (2017), Old Navy (2011), Costco (Not Owned), Lowe’s (Not Owned)
383	Mooresville, NC	Mooresville Consumer Square I 355 West Plaza Drive	28117	SC	Fee	1999	2004	100%	472,182	$3,453,753	$8.19	89.4%	Walmart Supercenter (2019), Gander Mountain (2021)
384	Mooresville, NC	Winslow Bay Commons Bluefield Road & Highway 150	28117	SC	Fee (3)	2003	2007	15%	255,798	$3,288,609	$13.68	88.8%	Ross Dress For Less (2014), Dick’s Sporting Goods (2019), T.J. Maxx (2013), Michaels (2013), Super Target (Not Owned)
385	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1/2 *	100%	68,130	$237,876	$6.26	55.7%	Walmart Supercenter (Not Owned)
386	Raleigh, NC	Alexander Place Glenwood Avenue & Brier Creek Parkway	27617	SC	Fee (3)	2004	2007	15%	188,254	$2,601,188	$14.38	96.1%	Kohl’s (2025), hhgregg (2022), Walmart Supercenter (Not Owned)
387	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007	100%	83,248	$913,920	$10.98	99.9%	Lowe’s Foods (2015), Staples (2011)
388	Raleigh, NC	Rite Aid U.S. Highway 401 & Perry Creek Road	27616	SC	Fee	2003	2007	100%	10,908	$284,571	$26.09	100%
389	Raleigh, NC	Wakefield Crossing Wakefield Pines Drive & New Falls of Neuse	27614	SC	Fee	2001	2007	100%	75,927	$829,475	$12.84	85.1%	Food Lion (2022)
390	Salisbury, NC	Alexander Pointe 850 Jake Alexander Boulevard	28144	SC	Fee (3)	1997	2007	20%	57,710	$665,594	$11.53	100%	Harris Teeter Supermarkets (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

391	Siler City, NC	Chatham Crossing U.S. Highway 64 West	27344	SC	Fee (3)	2002	2007		15%	31,979	$406,848	$13.57	93.7%	Walmart Supercenter (Not Owned)
392	Southern Pines, NC	Southern Pines Marketplace U.S. Highway 15-501	28387	SC	Fee (3)	2002	2007		15%	57,404	$516,759	$10.25	87.8%	Stein Mart (2016)
393	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee (3)	2004	2007		15%	46,793	$573,740	$14.06	87.2%	Super Target (Not Owned), Home Depot (Not Owned)
394	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,269	$387,607	$8.09	59.7%	Office Depot (2014), Walmart Supercenter (Not Owned)
395	Wilmington, NC	University Centre South College Road & New Centre Drive	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$2,847,516	$9.16	75.4%	Lowe’s (2014), Old Navy (2011), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Sam’s (Not Owned)
396	Wilmington, NC	Oleander Shopping Center 3804 Oleander Drive	28401	SC	GL	1989	2007		100%	51,888	$578,641	$11.15	100%	Lowe’s Foods (2015)
397	Wilson, NC	Forest Hills Centre 1700 Raleigh Road Northwest	27896	SC	Fee	1989	2007		100%	73,020	$599,875	$9.21	89.2%	Harris Teeter Supermarkets (2010)
398	Winston Salem, NC	Harper Hill Commons 5049 Country Club Road	27104	SC	Fee (3)	2004	2007		20%	55,394	$948,571	$19.48	73.3%	Harris Teeter Supermarkets (2024)
399	Winston Salem, NC	Oak Summit East Hanes Mill Road	27105	SC	Fee (3)	2003	2007		15%	142,394	$1,427,456	$13.29	75.4%	Staples (2016), PetSmart (2020), Walmart Supercenter (Not Owned)
400	Winston Salem, NC	Shops at Oliver Crossing Peters Creek Parkway Oliver Crossing	27127	SC	Fee (3)	2003	2007		20%	76,512	$822,500	$12.55	85.6%	Lowe’s Foods (2023)
401	Winston Salem, NC	Walmart Supercenter 4550 Kester Mill Road	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	100%	Walmart Supercenter (2017)
	North Dakota
402	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee	1978	1/2	*	100%	267,506	$1,025,950	$4.55	84.3%	Kmart (2013), Herberger’s (2015), J.C. Penney (2013)
	Ohio
403	Alliance, OH	Walmart Supercenter 2700 West State Street	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	100%	Walmart Supercenter (2017)
404	Ashtabula, OH	Ashtabula Commons 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$854,920	$15.99	92.4%	Tops Markets (2021)
405	Aurora, OH	Barrington Town Center 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	102,683	$1,129,456	$11.16	95.4%	Cinemark (2011), Heinen’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

406	Boardman, OH	Southland Crossings I-680 & U.S. Route 224	44514	SC	Fee	1997	1	*	100%	506,254	$4,288,742	$8.45	98.9%	Lowe’s (2016), Babies “R” Us (2014), Staples (2012), Dick’s Sporting Goods (2012), Walmart (2017), PetSmart (2013), Giant Eagle (2018)
407	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	GL(3)	1974/1998	1/2	*	20%	106,262	$1,106,630	$10.41	100%	Kroger (2041), Office Max (2013)
408	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	Fee	1998	1981		100%	130,497	$822,132	$6.30	100%	Lowe’s (2015)
409	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee	1990	1993		100%	235,433	$1,281,566	$11.12	49%	Michaels (2011)
410	Cincinnati, OH	Kroger 6401 Colerain Avenue	45239	SC	Fee	1998	2007		100%	56,634	$556,486	$9.83	100%	Kroger (2015)
411	Cincinnati, OH	Tri-County Mall 11700 Princeton Pike	45246	SC	Fee (3)	1960/1990/ 1992	2005		20%	758,031	$10,780,898	$17.70	85.6%	Dillard’s (2018), Sears (2019), Macy’s (Not Owned)
412	Cleveland, OH	Kmart Plaza 14901-14651 Lorain Avenue	44111-3196	SC	Fee (3)	1982	2008		25.25%	109,350	$742,100	$7.34	92.4%	Kmart (2012)
413	Columbus, OH	Consumer Square West 3630 Soldano Boulevard	43228	SC	Fee	1989/2003	2004		100%	356,515	$2,014,487	$6.89	82%	Kroger (2014), Target (2011)
414	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998		100%	506,883	$6,200,105	$12.80	95.6%	Staples (2013), PetSmart (2014), Golfsmith Golf Center (2013), Michaels (2013), Dick’s Sporting Goods (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond (2014), T.J. Maxx (2014), Buy Buy Baby (2020)
415	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998		50%	352,913	$3,631,126	$10.29	100%	Target (2016), Barnes & Noble (2012), Staples (2011), AMC Theatre (2021)
416	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee (3)	1995	1998		79.45%	315,828	$3,745,290	$12.08	98.2%	Babies “R” Us (2011), Michaels (2013), Ashley Furniture Homestore (2012), Stein Mart (2012), Whole Foods (2016), Staples (2010)
417	Columbus, OH	Hilliard Rome Commons 1710-60 Hilliard Rome Road	43026	SC	Fee (3)	2001	2007		20%	110,871	$1,457,078	$13.62	96.5%	Giant Eagle (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

418	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998		100%	137,556	$1,494,739	$11.57	93.9%	Giant Eagle (2014)
419	Elyria, OH	Elyria Shopping Center 841 Cleveland	44035	SC	Fee	1977	2		100%	92,125	$708,195	$7.69	100%	Giant Eagle (2010)
420	Grove City, OH	Derby Square 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998		20%	128,250	$1,166,138	$9.86	92.2%	Giant Eagle (2016)
421	Huber Heights, OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	182,749	$1,627,103	$12.53	71.1%	hhgregg (2023), Walmart (Not Owned)
422	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee	1990/2002	1993		100%	17,000	$0	$0.00	0%	Erb Lumber (Not Owned), Walmart (Not Owned)
423	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee (3)	1994	1994		50%	236,556	$3,127,041	$12.23	99.1%	Tops Markets (2019), Kohl’s (2016), Walmart (Not Owned)
424	Macedonia, OH	Macedonia Commons Phase II 8210 Macedonia Commons	44056	SC	Fee	1999	1/2	*	100%	57,658	$915,609	$15.88	100%	Cinemark (2019)
425	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,946,667	$16.43	97.9%	Mustard Seed Market & Cafe (2019), Bed Bath & Beyond (2014), Borders (2019)
426	Solon, OH	Sears Solon 6221 Som Center	44139-2912	SC	Fee (3)	1977	2008		25.25%	84,180	$299,819	$3.56	100%	Kmart (2013)
427	Steubenville, OH	Lowe’s Home Improvement 4115 Mall Drive	43952	SC	Fee	1998	2007		100%	130,497	$871,236	$6.68	100%	Lowe’s (2016)
428	Stow, OH	Stow Community Center Kent Road	44224	SC	Fee	1997/2000	2		100%	371,057	$3,722,793	$10.21	98.3%	Bed Bath & Beyond (2011), Giant Eagle (2017), Kohl’s (2019), Office Max (2011), Target (Not Owned)
429	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1/2	*	100%	170,868	$530,341	$5.25	59.2%	Cinemark (2011), J. C. Penney (2013)
430	Toledo, OH	Springfield Commons South Holland-Sylvania Road	43528	SC	Fee (3)	1999	1	*	20%	241,129	$2,827,761	$11.35	98.3%	Kohl’s (2019), Gander Mountain (2014), Bed Bath & Beyond (2011), Old Navy (2010)
431	Toledo, OH	North Towne Commons 851 West Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	100.0%	Dick’s Sporting Goods (2016)
432	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/ 2000	1/2	*	100%	162,330	$1,334,340	$8.42	97.6%	Marc’s (2009), Kmart (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

433	Willoughby Hills, OH	Shoppes at Willoughby Hills Chardon Road	44092	SC	Fee (3)	1985	2007		15%	376,977	$3,196,943	$9.01	94.1%	Giant Eagle (2019), Cinemark (2010), A.J. Wright (2011), Office Max (2014), National College (2019)
434	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994/1997/ 2001	1	*	100%	112,361	$534,672	$7.71	61.7%	Kroger (2019), Walmart (Not Owned)
435	Zanesville, OH	Kmart Shopping Center 3515 North Maple Avenue	43701-7001	SC	Fee (3)	1973	2008		25.25%	84,180	$223,160	$2.65	100%	Kmart (2014)
	Oklahoma
436	Enid, OK	Kmart Plaza 4010 West Owen Garriot Road	73703-4899	SC	Fee (3)	1983	2008		25.25%	84,000	$187,881	$2.24	100%	Kmart (2013), United Supermarkets (Not Owned)
437	Oklahoma City, OK	CVS Pharmacy 2323 North Martin Luther King Boulevard	73102	SC	Fee	1997	2007		100%	9,504	$159,358	$16.77	100%
	Oregon
438	Portland, OR	Tanasbourne Town Center Northwest Evergreen Parkway & Northwest Ring Road	97006	SC	Fee (3)	1995/2001	1996		50%	309,617	$4,593,737	$17.69	83.8%	Ross Dress For Less (2013), Michaels (2014), Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Nordstrom (Not Owned), Target (Not Owned)
	Pennsylvania
439	Allentown, PA	BJ’s Wholesale Club 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$863,266	$7.69	100%	BJ’s Wholesale Club (2011)
440	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,239	$2,636,479	$10.29	98.8%	Walmart Supercenter (2021)
441	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$288,000	$10.03	45.6%	Michaels (2013)
442	Carlisle, PA	Carlisle Commons Shopping Center Ridge Street & Noble Boulevard	17013	SC	Fee (3)	2001	2007		15%	393,033	$3,332,111	$8.90	95.2%	Walmart Supercenter (2022), T.J. Maxx (2012), Ross Dress For Less (2014), Regal Cinemas (2010)
443	Cheswick, PA	Rite Aid 1200 Pittsburgh Street	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79	100%
444	Connellsville, PA	Rite Aid 100 Memorial Boulevard	15425	SC	Fee	1999	2007		100%	10,908	$312,181	$28.62	100%
445	E. Norriton, PA	Dekalb Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	173,876	$1,051,722	$6.14	91.1%	Big Lots (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

446	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003	1	*	100%	557,769	$4,412,213	$8.31	89.9%	Lowe’s (2015), PetSmart (2015), Kohl’s (2016), Walmart (2015), Cinemark (2011), Home Depot (Not Owned)
447	Erie, PA	Rite Aid 4145 Buffalo Road	16510	SC	Fee	1999	2007		100%	10,908	$235,940	$21.63	100%
448	Erie, PA	Rite Aid 404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$260,047	$23.84	100%
449	Erie, PA	Rite Aid 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47	100%
450	Erie, PA	Rite Aid 5440 Peach Street	16508	SC	Fee	2000	2007		100%	10,908	$354,691	$32.52	100%
451	Erie, PA	Rite Aid 2923 West 26th Street	16506	SC	Fee	1999	2007		100%	10,908	$332,311	$30.46	100%
452	Erie, PA	Rite Aid 2184 West 12th Street	16505	SC	Fee	1999	2007		100%	10,908	$373,661	$34.26	100%
453	Homestead, PA	Waterfront Market Amity 149 West Bridge Street	15120	LC	Fee (3)	2003	2007		15%	764,824	$10,988,486	$15.63	91.9%	Dick’s Sporting Goods (2012), Loew’s Cinema (2020), Best Buy (2014), Michaels (2011), Office Depot (2017), T.J. Maxx (2011), Old Navy (2011), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2011), Marshalls (2010), Barnes & Noble (2012), Dave & Buster’s (2020), Target (Not Owned), Macy’s (Not Owned)
454	Irwin, PA	Rite Aid 3550 Route 130	15642	SC	Fee	1999	2007		100%	10,908	$262,741	$24.09	100%
455	King of Prussia, PA	Overlook at King of Prussia 301 Goddard Boulevard	19046	SC	Fee (3)	2002	2007		15%	105,615	$4,855,050	$25.82	100%	United Artists Theatre (2025), Nordstrom Rack (2012), Best Buy (2017)
456	Monroeville, PA		15146	SC	Fee	1998	2007		100%	12,738	$484,028	$38.00	100%
457	Monroeville, PA	Rite Aid 2604 Monroeville Boulevard	15146	SC	Fee	1999	2007		100%	10,908	$295,339	$27.08	100%
458	Mt. Nebo, PA	Mount Nebo Pointe Mount Nebo Road & Lowries Run Road	15237	SC	Fee (3)	2005	1	*	10%	99,447	$690,845	$16.77	37%	Target (Not Owned), Sam’s Club (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

459	New Castle, PA	Rite Aid 31 North Jefferson Street	16101	SC	Fee	1999	2007	100%	10,908	$267,194	$24.50	100%
460	Pittsburgh, PA	Rite Aid 1804 Golden Mile Highway	15239	SC	Fee	1999	2007	100%	10,908	$326,940	$29.97	100%
461	Pittsburgh, PA	Rite Aid 2501 Saw Mill Run Boulevard	15227	SC	Fee	1999	2007	100%	10,908	$342,233	$31.37	100%
462	Pottstown, PA	Kmart Shopping Center 2200 East High Street	19464-3216	SC	Fee (3)	1973	2008	25.25%	84,180	$275,000	$3.27	100%	Kmart (2014)
463	Willow Grove, PA	Kmart Shopping Center 2620 Moreland Road	19090-4001	SC	Fee (3)	1973	2008	25.25%	94,500	$341,125	$3.61	100%	Kmart (2014)
	Puerto Rico
464	Arecibo, PR	Plaza Del Atlantico PR # Km 80.3	00612	MM	Fee	1980/1993	2005	100%	215,391	$3,064,880	$14.63	88.8%	Kmart (2013), Capri Del Atlantico (2019)
465	Bayamon, PR	Plaza Del Sol Road PR #29 & PR #167, Hato Tejas	00961	MM	Fee	1998/2003/ 2004	2005	100%	524,433	$17,256,448	$33.46	93.9%	Walmart (2022), Old Navy (2011), Science Park Cinema (2019), Bed Bath & Beyond (2017), Home Depot (Not Owned)
466	Bayamon, PR	Rexville Plaza PR #167, Km 18.8	00961	SC	Fee	1980/2002	2005	100%	126,023	$1,624,809	$11.68	96.6%	Pueblo Xtra (2019), Tiendas Capri (2013)
467	Bayamon, PR	Plaza Rio Hondo PR #22, PR #167	00936	MM	Fee	1982/2001	2005	100%	484,651	$13,282,635	$26.48	95.6%	Tiendas Capri (2011), Best Buy (2021), Kmart (2013), Pueblo Xtra (2012), Rio Hondo Cinemas (2023), Marshalls (2015)
468	Carolina, PR	Plaza Escorial Carretera #3, Km 6.1	00987	SC	Fee	1997	2005	100%	420,470	$7,722,030	$14.46	98.9%	Office Max (2015), Walmart Supercenter (2024), Plaza Escorial Cinemas (2019), Borders (2017), Old Navy (2014), Sam’s Club (2024), Home Depot (Not Owned)
469	Cayey, PR	Plaza Cayey State Road #1 & PR #735	00736	SC	Fee	1999/2004	2005	100%	261,126	$2,912,309	$8.42	96.4%	Walmart Supercenter (2021), Cayey Cinema Corp. (Not Owned)
470	Fajardo, PR	Plaza Fajardo Road PR #3 Int PR #940	00738	SC	Fee	1992	2005	100%	245,319	$4,205,901	$16.79	100%	Walmart (2012), Pueblo Xtra (2012)
471	Guayama, PR	Plaza Walmart Road PR #3 Km 135.0	00784	SC	Fee	1994	2005	100%	163,598	$1,724,113	$10.91	96.6%	Walmart (2018)
472	Hatillo, PR	Plaza Del Norte Road#2 Km 81.9	00659	MM	Fee	1992	2005	100%	511,027	$10,283,451	$25.88	79.4%	Sears (2014), Toys “R” Us (2018), J.C. Penney (2012), Office Max (2019), Walmart (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

473	Humacao, PR	Plaza Palma Real State Road #3, Km 78.20	00791	SC	Fee	1995	2005	100%	345,489	$6,982,654	$19.29	93.1%	Pep Boys (2015), J.C. Penney (2019), Capri Stores (2011), Marshalls (2019), Walmart (2020), Office Max (2018)
474	Isabela, PR	Plaza Isabela State Road #2 & # 454	00662	SC	Fee	1994	2005	100%	238,410	$3,775,415	$14.81	98.7%	Walmart (2019)
475	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005	100%	0	$339,950	$0.00	100%	Pep Boys (2015)
476	San German, PR	Plaza Del Oeste Road PR #2 Int PR #122	00683	SC	Fee	1991	2005	100%	174,172	$2,426,011	$12.59	99.4%	Kmart (2016), Econo San German (2011)
477	San Juan, PR	Senorial Plaza PR #53 & PR #177	00926	MM	Fee	1978/ Mutiple	2005	100%	157,508	$2,448,696	$16.20	88.4%	Kmart (2010), Pueblo Xtra (2015)
478	Vega Baja, PR	Plaza Vega Baja Road PR #2 Int PR #155	00693	SC	Fee	1990	2005	100%	180,488	$1,877,015	$10.34	96.9%	Kmart (2015), Pueblo Xtra (2010)
	Rhode Island
479	Middletown, RI		02842	SC	Fee	2003	2007	100%	98,161	$1,030,248	$14.68	71.5%	Barnes & Noble (2019), Michaels (2018)
480	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007	15%	159,958	$2,171,965	$17.78	76.4%	Dick’s Sporting Goods (2019), Barnes & Noble (2018), DSW Shoe Warehouse (2014)
	South Carolina
481	Aiken, SC	Aiken Exchange Whiskey Road & Brook Haven Drive	29803	SC	Fee (3)	2004	2007	15%	101,558	$387,596	$8.64	44.2%	PetSmart (2019), Target (Not Owned)
482	Anderson, SC	Anderson Central 651 Highway 28 Bypass	29624	SC	Fee (3)	1999	2007	15%	223,211	$1,367,785	$6.42	95.5%	Walmart Supercenter (2019)
483	Anderson, SC	North Hill Commons 3521 Clemson Boulevard	29621	SC	Fee (3)	2000	2007	15%	43,149	$441,619	$10.23	100%	Michaels (2013), Target (Not Owned)
484	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$882,223	$7.24	67.7%	Belk (2015), Walmart Super Center (Not Owned)
485	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$681,350	$11.36	29.4%	Food Lion (2011)
486	Columbia, SC	Columbiana Station OEA Harbison Boulevard & Bower Parkway	29212	SC	Fee (3)	2003	2007	15%	375,905	$2,951,595	$12.95	60.6%	Dick’s Sporting Goods (2016), Michaels (2015), PetSmart (2015), hhgregg (2015)
487	Columbia, SC	Target Center 10204 Two Notch Road	29229	SC	Fee (3)	2002	2007	15%	83,400	$137,275	$4.92	33.5%	Michaels (2012), Target (Not Owned)
488	Conway, SC	Gateway Plaza 2701 Church Street	29526	SC	Fee	2002	2007	100%	62,428	$438,311	$11.73	59.9%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

489	Easley, SC	Center Pointe Plaza II Calhoun Memorial Highway & Brushy Creek Road	29642	SC	GL(3)	2004	2007	20%	72,287	$676,107	$11.34	82.5%	Publix Super Markets (2023), Home Depot (Not Owned)
490	Fort Mill, SC	Rite Aid 2907 West Highway 160	29708	SC	Fee	2002	2007	100%	13,824	$309,853	$22.41	100%
491	Gaffney, SC	Rite Aid 1320 West Floyd Baker Boulevard	29341	SC	Fee	2003	2007	100%	13,818	$291,984	$21.13	100%
492	Greenville, SC	Rite Aid 3679 Augusta Road	29605	SC	Fee	2001	2007	100%	10,908	$283,423	$25.98	100%
493	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007	20%	104,641	$1,164,685	$17.79	62.6%	Whole Foods (2026)
494	Greenville, SC	Walmart Supercenter 1451 Woodruff Road	29607	SC	Fee	1998	2007	100%	200,084	$1,272,534	$6.36	100%	Walmart Supercenter (2018)
495	Greenwood, SC	BI-LO - Northside Plaza U.S. Highway 25 & Northside Drive	29649	SC	Fee	1999	2007	100%	41,581	$334,437	$8.04	100%	BI-LO (2019)
496	Lexington, SC	Lexington Place U.S. Highway 378 & Old Cherokee Road	29072	SC	Fee	2003	2007	100%	83,167	$833,789	$10.22	98.1%	Ross Dress For Less (2014), T.J. Maxx (2013), Publix (Not Owned), Kohl’s (Not Owned)
497	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995	100%	209,810	$2,134,728	$11.61	87.6%	Office Depot (2010), T.J. Maxx (2013), Marshalls (2011), Walmart (Not Owned)
498	Mt. Pleasant, SC	BI-LO at Shelmore 672 Highway 17 By-Pass	29464	SC	Fee	2002	2007	100%	64,368	$920,894	$14.31	100%	BI-LO (2023)
499	Myrtle Beach, SC	The Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007	20%	116,657	$1,451,578	$13.13	85%	Kroger (2019)
500	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2	100%	294,471	$2,087,782	$7.09	100%	Walmart Supercenter (2014), Office Max (2014)
501	N. Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004	100%	236,437	$1,274,874	$7.23	74.6%	Northern Tool (2016), Big Lots (2011), Home Decor Liquidators (2012)
502	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994/1999	1995	100%	50,760	$374,650	$13.29	55.6%	Walmart Supercenter (Not Owned)
503	Piedmont, SC	Rite Aid 915 Anderson Street	29601	SC	Fee	2000	2007	100%	10,908	$181,052	$16.60	100%
504	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994	100%	142,086	$870,854	$6.23	98.3%	Ingles (2011), Kohl’s (2015)
505	Spartanburg, SC	Rite Aid - Blackstock 1510 W.O. Ezell Boulevard	29301	SC	Fee	2001	2007	100%	10,908	$271,599	$24.90	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

506	Spartanburg, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007	100%	102,252	$553,998	$6.84	75.9%	Ingles (2021)
507	Spartanburg, SC	Rite Aid - Spartanburg 780 North Pine Street	29301	SC	Fee	2002	2007	100%	10,908	$283,656	$26.00	100%
508	Taylors, SC	North Hampton Market 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007	20%	114,935	$1,203,260	$11.17	93.7%	Hobby Lobby (2019), Target (Not Owned)
509	Taylors, SC	Hampton Point 3033 Wade Hampton Boulevard	29687	SC	Fee	1993	2007	100%	58,316	$435,042	$7.94	94%	BI-LO (2018)
510	Woodruff, SC	Rite Aid 121 North Main Street	29388	SC	Fee	2002	2007	100%	13,824	$288,178	$20.85	100%
	South Dakota
511	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	1/2 *	100%	240,262	$1,301,672	$6.48	83.6%	Dunham’s Sporting Goods (2011), Herberger’s (2014), J.C. Penney (2013), Hy Vee Supermarket (Not Owned)
	Tennessee
512	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003	100%	213,105	$1,934,215	$9.08	100%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
513	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee (3)	1993	2003	10%	68,948	$411,521	$7.21	82.8%	Kroger (2022)
514	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee (3)	1991	2003	10%	71,311	$470,214	$7.59	86.9%
515	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003	20%	84,441	$657,411	$8.66	89.9%	Kroger (2012)
516	Hendersonville, TN	Lowe’s Home Improvement Hendersonville	37075	SC	Fee	1999	2003	100%	133,144	$1,230,689	$9.24	100%	Lowe’s (2019)
517	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007	20%	62,925	$524,528	$8.84	94.3%	Kroger (2020)
518	Johnson City, TN	Johnson City Marketplace Franklin & Knob Creek Roads	37604	SC	GL	2005	2003	100%	112,968	$531,918	$15.23	100%	Kohl’s (2026), Lowe’s (Not Owned)
519	Knoxville, TN	Pavilion of Turkey Creek I 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007	15%	280,776	$2,490,212	$12.83	69.2%	Ross Dress For Less (2014), Office Max (2017), Old Navy (2011), Target (Not Owned), Walmart Supercenter (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

520	Knoxville, TN	Town & Country North Peters Road & Town & Country Circle	37923	SC	Fee (3)	1985/1997	2007	15%	638,334	$5,665,378	$10.59	83.8%	Jo-Ann Stores (2013), Staples (2019), Best Buy (2019), Food City (2026), Lowe’s (2017), Carmike Cinemas (2020), Dick’s Sporting Goods (2017)
521	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007	20%	121,222	$777,147	$7.91	81.1%	Kroger (2020)
522	Morristown, TN	Crossroads Square 130 Terrace Lane	37816	SC	Fee (3)	2004	2007	20%	68,500	$638,000	$9.67	96.4%	T.J. Maxx (2014)
523	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007	20%	93,600	$755,155	$8.95	90.2%	Kroger (2029)
524	Nashville, TN	Bellevue Place 7625 Highway 70 South	37221	SC	Fee (3)	2003	2007	15%	77,180	$862,590	$12.19	91.7%	Michaels (2012), Bed Bath & Beyond (2012), Home Depot (Not Owned)
525	Oakland, TN	Oakland Market Place 7265 U.S. Highway 64	38060	SC	Fee (3)	2004	2007	20%	64,600	$384,167	$6.67	89.2%	Kroger (2028)
	Texas
526	Allen, TX	Watters Creek Bethany Road	75013	LC	Fee (3)	2008	1 *	10%	354,110	$5,529,373	$19.39	77.8%	United Market Street (2028)
527	Austin, TX	The Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee (3)	2003	2003	25.75%	282,845	$3,379,345	$14.14	83.3%	Ross Dress For Less (2014), Toys “R” Us (2014), Hobby Lobby (2018), Best Buy (2017), Super Target (Not Owned)
528	Fort Worth, TX	CVS Pharmacy 2706 Jacksboro Highway	76114	SC	Fee	1997	2007	100%	10,908	$239,784	$21.98	100%
529	Fort Worth, TX	CVS Pharmacy 4551 Sycamore School Road	76133	SC	Fee	1997	2007	100%	9,504	$149,248	$15.70	100%
530	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee (3)	2003	2003	0.01%	20,959	$684,702	$20.72	96.6%	Kohl’s (2023)
531	Garland, TX	Garland Plaza 3265 Broadway Boulevard	75043	SC	Fee	1994	2007	100%	70,576	$0	$0.00	0%
532	Grand Prairie, TX	Kroger 2525 West Interstate 20	75052	SC	Fee	1998	2007	100%	60,835	$433,615	$7.13	100%	Kroger (2018)
533	Houston, TX	Lowe’s Home Improvement 19935 Katy Freeway	77094	SC	Fee	1998	2007	100%	131,644	$917,000	$6.97	100%	Lowe’s (2017)
534	McKinney, TX	McKinney Marketplace U.S. Highway 75 & El Dorado Parkway	75070	SC	Fee (3)	2000	2003	0.01%	118,967	$1,221,665	$10.76	95.5%	Kohl’s (2021), Albertson’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
										Company-		Average
										Owned		Base
				Type of	Ownership	Year			DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

535	Mesquite, TX	Marketplace at Towne Center Southbound Frontage Road I 635	75150	SC	Fee (3)	2001	2003		0.01%	170,645	$1,891,881	$12.34	82.2%	PetSmart (2017), Michaels (2012), Ross Dress For Less (2013), Home Depot (Not Owned), Kohl’s (Not Owned)
536	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007		20%	81,161	$456,848	$6.30	89.4%	Kroger (2020)
537	Richardson, TX	CVS Pharmacy 2090 Arapahoe Boulevard	75081	SC	Fee	1997	2007		100%	10,560	$206,585	$19.56	100%
538	Rowlett, TX	Rowlett Plaza 8800 Lakeview Parkway	75088	SC	Fee	1995/2001	2007		100%	63,117	$0	$0.00	0%
539	San Antonio, TX	Ingram Park 6157 Northwest Loop 410	78238	MV	Fee	1985	2005		50%	76,597	$0	$0.00	0%
540	San Antonio, TX	Bandera Pointe North State Loop 1604 Bandera Road	78227	SC	Fee	2001/2002	1	*	100%	278,815	$3,625,101	$13.76	89.8%	Lowe’s (2020), T.J. Maxx (2011), Old Navy (2011), Ross Dress For Less (2012), Barnes & Noble (2011), Hobby Lobby (2022), Kohl’s (Not Owned), Racquetball & Fitness (Not Owned), Chuck E. Cheese (Not Owned), Kohl’s (Not Owned), Credit Union (Not Owned), Target (Not Owned)
541	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North, Suite 211	78258	SC	Fee	2007	1	*	100%	357,322	$5,317,471	$15.89	90.8%
542	San Antonio, TX	Westover Marketplace State Highway 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	20%	218,257	$2,524,535	$15.29	73.7%	PetSmart (2016), Office Depot (2016), Ross Dress For Less (2016), Target (Not Owned), Lowe’s (Not Owned)
543	San Antonio, TX	Terrell Plaza 1201 Austin Highway, Suite 139	78209	SC	Fee (3)	1958/1986	2007		50%	171,083	$943,476	$7.15	77.1%	Big Lots (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

	Utah
544	Midvale, UT	Family Center at Fort Union 50 900 East Fort Union Boulevard	84047	SC	Fee	1973		100%	647,491	$8,238,735	$13.96	91.2%	Babies “R” Us (2014), Office Max (2012), Smith’s Food & Drug (2024), F.Y.P. (2016), Bed Bath & Beyond (2014), Walmart (2015), Ross Dress For Less (2016), Michaels (2017)
545	Ogden, UT	Family Center at Ogden 5-Points 21-129 Harrisville Road	84404	SC	Fee	1977	1998	100%	162,316	$839,895	$5.99	86.3%	Harmons (2012)
546	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998	100%	150,667	$1,307,217	$11.17	77.6%	Babies “R” Us (2016), F.Y.P. (2015), Jo-Ann Stores (2012), R.C. Willey (Not Owned), Toys “R” Us (Not Owned)
547	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998	100%	593,398	$4,111,259	$7.72	88.1%	Office Max (2010), Gart Sports (2012), Sportsman’s Warehouse (2014), Target (2017), F.Y.P. (2010)
548	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	2005	1 *	100%	46,597	$476,421	$10.22	100%	Jo-Ann Stores (2015), Walmart Supercenter (Not Owned), Sam’s Club (Not Owned)
549	Salt Lake City, UT	The Family Place at 3300 South 3300 South Street	84115	SC	Fee	1978	1998	100%	34,209	$248,329	$9.17	79.2%
550	Taylorsville, UT	Family Center at Taylorsville 5600 South Redwood	84123	SC	Fee	1982/2003	1998	100%	697,630	$6,220,583	$10.73	82.3%	Shopko (2014), Jo-Ann Stores (2015), Gart Sports (2017), 24 Hour Fitness (2017), PetSmart (2018), Bed Bath & Beyond (2015), Ross Dress For Less (2014), F.Y.P. (2015), Harmons Superstore (Not Owned)
	Vermont
551	Berlin, VT	Berlin Mall 282 Berlin Mall Road, Unit #28	05602	MM	Fee	1986/1999	2	100%	174,624	$1,500,254	$9.67	88.8%	Walmart (2014), J.C. Penney (2014)
	Virginia
552	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003	100%	114,589	$1,458,928	$13.39	91.3%	Ukrop’s (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

553	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007	15%	266,308	$2,820,351	$12.37	85.6%	Barnes & Noble (2011), Bed Bath & Beyond (2012), Michaels (2011), Dick’s Sporting Goods (2017)
554	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee	1990	2003	100%	270,765	$1,957,157	$9.00	80.2%	Cinemark (2015), Staples (2013), T.J. Maxx (2011), Ollie’s Bargain Outlet (2014)
555	Lynchburg, VA	Ward’s Crossing Wards Road & Wards Ferry Road	24502	SC	Fee (3)	2001	2007	15%	80,937	$1,163,346	$14.94	96.2%	Bed Bath & Beyond (2013), Michaels (2011), Target (Not Owned), Best Buy (Not Owned), PetSmart (Not Owned), Barnes & Noble (Not Owned)
556	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee (3)	1989/1997	1/2 *	50%	434,417	$2,471,417	$6.89	80.9%	Belk (2012), J.C. Penney (2014), Sears (2014), Office Max (2012), Kroger (2017)
557	Midlothian, VA	Chesterfield Crossings Highway 360 & Warbro Road	23112	SC	Fee (3)	2000	2007	15%	79,802	$1,128,297	$14.17	87.6%	Ben Franklin Crafts (2015), Walmart Supercenter (Not Owned)
558	Midlothian, VA	Commonwealth Center 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007	15%	165,413	$2,178,591	$13.67	96.4%	Stein Mart (2011), Michaels (2011), Barnes & Noble (2012)
559	Newport News, VA	Denbigh Village Warwick Boulevard & Denbigh Boulevard	23608	SC	Fee	1998/2006	2007	100%	324,450	$2,366,768	$8.00	84.2%	Burlington Coat Factory (2013), World Fresh Market (2017)
560	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007	15%	47,341	$792,687	$16.74	100%	Fresh Market (2019), Costco (Not Owned)
561	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007	100%	126,055	$2,519,759	$21.46	93.1%	Barnes & Noble (2011), Regal Cinemas (2021)
562	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007	100%	120,742	$2,181,922	$20.29	100%	Barnes & Noble (2015), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2015)
563	Springfield, VA	Spring Mall Center 6717 Spring Mall Road	22150	SC	Fee	1995/2001	2007	100%	56,511	$998,611	$17.67	100%	Michaels (2010)
564	Sterling, VA	Park Place at Cascades Marketplace NEC of Cascades Parkway & Route 7	20165	SC	Fee	1998	2007	100%	101,606	$1,496,515	$14.99	98.2%	Staples (2013), Sports Authority (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2009
									Company-		Average
									Owned		Base
				Type of	Ownership	Year		DDR	Gross	Total	Rent
			Zip	Property	Interest	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent	Anchor Tenants (Lease
	Location	Center/Property	Code	(1)	(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Expiration)

565	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007	20%	63,324	$241,688	$3.82	100%	Kroger (2020)
566	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Boulevard	22980	SC	Fee (3)	1993	2007	20%	52,415	$454,920	$8.68	100%	Kroger (2018)
567	Winchester, VA	Apple Blossom Corners 2190 South Pleasant Valley	22601	SC	Fee (3)	1990/1997	2	20%	240,560	$2,482,174	$10.31	98.5%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books-A-Million (2013)
568	Wytheville, VA	Wytheville Commons 215-295 Commonwealth Drive	24382	SC	Fee (3)	2004	2007	15%	90,239	$868,538	$13.31	72.3%	Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
	Washington
569	Kirkland, WA	Totem Lake Malls Totem Lakes Boulevard	98034	SC	Fee (3)	1999/2004	2004	20%	253,867	$2,265,719	$16.93	53.1%	Guitar Center (2012), Ross Dress For Less (2015)
570	Olympia, WA	2815 Capital Mall Drive Southwest	98502	SC	Fee	1998	2007	100%	35,776	$0	$0.00	0%
	West Virginia
571	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998	100%	70,900	$184,950	$4.19	62.3%	Discount Emporium (2016), Hobby Lobby (Not Owned)
572	Morgantown, WV	Glenmark Center Interstate 68 and Pierpont Road	26508	SC	Fee	1999/2000	2007	100%	111,278	$1,257,925	$10.22	100%	Shop ’N Save (2014), Michaels (2011)
573	Weirton, WV	Rite Aid 1360 Cove Road	26062	SC	Fee	2000	2007	100%	10,908	$221,870	$20.34	100%
	Wisconsin
574	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$707,569	$4.41	100%	Kohl’s (2012), Pick ’N Save (2012)
575	Racine, WI	Village Center Outlot Washington Avenue Village Center Drive	53406	SC	Fee (3)	2003	2007	20%	227,887	$2,397,336	$10.72	98.1%	Jewel (2022), Kohl’s (2023)
576	West Allis, WI	West Allis Center West Cleveland Avenue & South 108	53214	SC	Fee	1968	2003	100%	246,081	$1,492,671	$5.76	100%	Kohl’s (2018), Marshalls Mega Store (2014), Pick ’N Save (2013)

1*	Property developed by the Company.
2*	Original IPO Property.
(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, “MM” indicates an enclosed Mall, and “MV” indicates a site formerly occupied by Mervyns.
(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2009.
(3)	One of the two hundred seventy-four (274) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $4.5 billion (of which the Company’s proportionate share is $917.0 million) as of December 31, 2009, and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2009
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent	Anchor Tenants (Lease
Location	Center/Property	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Expiration)

Alabama
1 Huntsville, AL	930 A Old Monrovia Road	35806	SC	Fee	1984	2002	20%	54,200	$406,500	$7.50	100%	hhgregg(2014)
Arizona
2 Mesa, AZ	6233 East Southern Boulevard	85206	SC	Fee	1991	2002	20%	53,312	$802,013	$15.04	100%	Ashley Furniture Homestore (2013)
Connecticut
3 Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	20%	51,750	$555,677	$10.74	100%	Homegoods (2012), Namco Pool Supplies (2012)
4 Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	20%	49,905	$523,144	$10.48	100%	Michaels (2014), PetSmart (2014)
Delaware
5 Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	20%	50,001	$352,047	$7.04	100%	hhgregg (2019), PetSmart (2011)
Florida
6 Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	20%	53,638	$330,870	$6.17	100%	Bed Bath & Beyond (2018), Michaels (2014)
7 Jensen Beach, FL	3257 Northwest Federal Highway	34957	SC	GL	1989	2002	20%	50,000	$195,368	$7.31	53.5%	Office Depot (2011)
8 Ocala, FL	2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	20%	54,816	$314,140	$5.73	100%	Kimco Ocala 665 (2012), Beall’s Outlet (2012)
9 Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2005	20%	51,550	$0	$0.00	0%
10 Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2004	20%	64,053	$800,663	$12.50	100%	American Water Works (2015)
Illinois
11 Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	20%	27,213	$162,000	$11.73	50.8%
12 Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	20%	50,092	$335,300	$8.02	83.4%	Big Lots (2012)
13 Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	20%	35,943	$0	$0.00	0%
14 Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	20%	51,177	$410,164	$8.64	92.7%	Pay/Half (2017)
Indiana
15 Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	20%	60,000	$440,575	$9.44	77.8%	Bed Bath & Beyond (2014)
Kentucky
16 Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	20%	60,000	$397,683	$6.63	100%	Homegoods (2014), Tile Shop, The (2013)

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2009
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent	Anchor Tenants (Lease
Location	Center/Property	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Expiration)

17 Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	20%	49,410	$321,201	$6.50	100%	PetSmart (2018), A.J.Wright (2014)
18 Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	20%	52,500	$0	$0.00	0%
Louisiana
19 Baton Rouge, LA	9501 Cortana Mall	70815	SC	Fee	1997	2004	20%	90,000	$148,900	$1.65	100%	Flor-Line Associates (2013)
20 Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2003	20%	58,500	$0	$0.00	0%
21 Houma, LA	1636 Martin Luther King Boulevard	70360	SC	Fee	1992	2002	20%	49,721	$335,534	$8.39	80.4%	Best Buy (2015), Bed Bath & Beyond (2018)
Massachusetts
22 Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	20%	70,800	$1,018,666	$14.39	100%	E & A Northeast (2014), Off Broadway Shoes (2014)
23 Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	20%	49,980	$307,380	$6.15	100%	PriceRite Supermarket (2016)
Michigan
24 Westland, MI	7638 Nankin Road	48185	SC	Fee	1980	2002	20%	50,000	$0	$0.00	0%
Mississippi
25 Hattiesburg, MS	1000 Turtle Creek Drive	39402	SC	Fee	1995	2002	20%	50,809	$0	$0.00	0%
Nevada
26 Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2004	20%	24,975	$174,825	$7.00	100%	Michaels (2011)
New Hampshire
27 Salem, NH	271 South Broadway	03079	SC	Lease	1985	2003	20%	50,110	$604,779	$12.07	100%	Bed Bath & Beyond (2011), A.C. Moore (2016)
New Jersey
28 Paramus, NJ	651 Route 17 East	06117	SC	Lease	1978	2003	20%	54,850	$958,740	$19.52	89.6%	Homegoods (2013)
29 Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	20%	49,157	$797,714	$16.23	100%	Homegoods (2015), PetSmart (2015)
New York
30 Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	20%	50,144	$430,608	$8.59	100%	Homegoods (2015), PetSmart (2010)
North Carolina
31 Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	20%	50,000	$470,589	$9.41	100%	A.C. Moore (2010), K & G Menswear (2014)
Oklahoma
32 Warr Acres, OK	5537 Northwest Expressway	73132	SC	Fee	1985	2002	20%	50,000	$0	$0.00	0%

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2009
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent	Anchor Tenants (Lease
Location	Center/Property	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Expiration)

South Carolina
33 N. Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	20%	50,000	$333,612	$6.67	100%	Dollar Tree (2013)
Tennessee
34 Antioch, TN	5301 Hickory Hollow Parkway	37013	SC	Fee	1984	2002	20%	59,319	$566,927	$9.56	100%	Office Depot (2010), Bed Bath & Beyond (2018)
35 Franklin, TN	1735 Galleria Boulevard	37064	SC	Fee	1992	2002	20%	60,000	$736,010	$12.27	100%	hhgregg(2010), Whole Foods Market (2014)
36 Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	20%	50,092	$262,983	$5.25	100%	Hobby Lobby (2010)
Texas
37 Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	20%	52,288	$0	$0.00	0%
38 Longview, TX	3520 McCann Road	75605	SC	Fee	1978	2004	20%	40,524	$324,192	$8.00	100%	Stage (2015)
39 Mcallen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	20%	63,445	$530,664	$8.36	100%	Michaels (2012), Bed Bath & Beyond (2018)
40 Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	20%	62,463	$487,400	$7.80	100%	Staples (2011), Conn’s Appliance (2014)
41 Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	20%	50,000	$350,000	$7.00	100%	Conn’s Appliance (2018)
Virginia
42 Chesapeake, VA	4300 Portsmouth Boulevard	23321	SC	GL	1990	2002	20%	50,062	$407,783	$8.15	100%	PetSmart (2016), Michaels (2011)

(1)	SC indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2009.

(3)	See footnote 3 of the Shopping Center Property List on page (63) describing indebtedness.

Developers Diversified Realty Corporation
Business Center Property List at December 31, 2009
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased

	Maryland
1	Silver Springs, MD(I)	Tech Center 29(I) 2120-2162 Tech Road	20904	IND	Fee	1970	2001		100%	175,410	$1,567,103	$9.66	79.3%
2	Silver Springs, MD(II)	Tech Center 29 (II) 2180 Industrial Parkway	20904	IND	Fee	1991	2001		100%	58,280	$254,464	$14.29	17.9%
3	Silver Springs, MD(III)	Tech Center 29 (III) 12200 Tech Road	20904	OFF	Fee	1988	2001		100%	55,422	$1,257,275	$24.40	42.5%
	Ohio
4	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	2	*	100%	35,866	$98,297	$8.43	32.5%
	Pennsylvania
5	Erie, PA	West 38Th Street Plaza 2301 West 38th Street	16506	IND	Fee	1973	2	*	100%	96,000	$328,650	$6.02	56.9%
	Utah
6	Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	IND	Fee	1985	1998		100%	53,476	$674,400	$16.59	76.0%

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2009.

Item 3.	LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not currently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

The Company is a party to various joint ventures with Coventry Real Estate Fund II L.L.C. through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements, and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. The court has not yet ruled on the Company’s motion.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures, since the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction currently is scheduled for April 6, 2010. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

(a) The executive officers of the Company are as follows:

Name	Age	Position and Office With the Company

Scott A. Wolstein	57	Executive Chairman of the Board
Daniel B. Hurwitz	45	President and Chief Executive Officer
David J. Oakes	31	Senior Executive Vice President and Chief Financial Officer
Paul Freddo	54	Senior Executive Vice President of Leasing and Development
Joan U. Allgood	57	Executive Vice President — Corporate Transactions and Governance
Richard E. Brown	58	Executive Vice President — International
John S. Kokinchak	50	Executive Vice President of Property Management
Robin R. Walker-Gibbons	53	Executive Vice President of Leasing
Christa A. Vesy	39	Senior Vice President and Chief Accounting Officer

Scott A. Wolstein was appointed Executive Chairman of the Board in January 2010. Prior to January 2010, he served as the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein was Chairman of the Board of Directors of the Company from May 1997 to December 2009. Prior to the organization of the Company, Mr. Wolstein was a principal and an executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein graduated cum laude from both the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson, Hine & Flory. Mr. Wolstein is currently a member of the Board of Governors and Executive Committee of the National Association of Real Estate Investment Trusts (“NAREIT”); Board of Directors of the Real Estate Roundtable; a director of Macquarie DDR Trust (ASX:MDT), Board of Trustees of Hathaway Brown School; Board of Trustees for Case Western Reserve University; Board of Directors for United Way of Greater Cleveland; Board Member of the Greater Cleveland Partnership; Board Member of the Cleveland Development Advisors; and member of the Executive Committee and Board of Trustees of the Samuel Zell and Robert Lurie Real Estate Center at The Wharton School, University of Pennsylvania. He is also a current member of the Urban Land Institute (“ULI”), Pension Real Estate Association, and the World Presidents’ Organization. He has also served as Chairman of the State of Israel Bonds — Ohio Chapter; a Trustee of the International Council of Shopping Centers (“ICSC”); a member of the Board of Directors of University Hospitals Health Systems; President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland; Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross; Board Member of the Cleveland Chapter of the Anti Defamation League and a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention & Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award. In 2007, he received the Malden Mills Corporate Kindness Award from Project Love.

Daniel B. Hurwitz was appointed President and Chief Executive Officer of the Company in January 2010. Mr. Hurwitz served as the President and Chief Operating Officer of the Company from May 2007 to January 2010, as Senior Executive Vice President and Chief Investment Officer from May 2005 to May 2007 and as Executive Vice President of the Company from June 1999 to April 2005. He was a member of the Company’s Board of Directors from May 2002 to May 2004. Prior to joining the Company, Mr. Hurwitz served as Senior Vice President and Director of Real Estate and Corporate Development for Boscov’s Department Stores, Inc. Prior to Boscov’s, Mr. Hurwitz served as Development Director for the Shopco Group, a New York City-based developer and acquirer of regional and super regional shopping malls. Mr. Hurwitz is a graduate of Colgate University and the Wharton

School of Business Executive Management Program at the University of Pennsylvania. Mr. Hurwitz is a member of the Board of Trustees of U-Store-It Trust (NYSE: YSI), where he serves on the audit committee and as chair of the executive compensation committee; a director of Macquarie DDR Trust (ASX:MDT); a member of the Developers Diversified/Sonae Sierra Brasil advisory committee that oversees all of the Company’s joint venture activities in Brazil; a member of ICSC, a member of the ICSC Board of Trustees, co-chair of ICSC’s open-air centers committee and a member of the ICSC Political Action Committee. He is also a member of ULI and serves as Vice Chairman of the CRC Blue Council. In addition, Mr. Hurwitz is a member of The Samuel Zell and Robert Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he serves in the Career Mentor Program. Additionally, Mr. Hurwitz is a member of the Colgate University Board of Trustees; a member of the Board of Trustees of Hawken School; and a member of the Leadership Board for the Neurological Institute at the Cleveland Clinic. He also previously served as a member of the Board of Regents for the University System of Ohio and the Board of Directors of the Colgate University Alumni Corporation, Colgate University Maroon Council, Boscov’s Department Store, Inc., The Network, Applewood Centers and the Cleveland Children’s Museum.

David J. Oakes was appointed Senior Executive Vice President and Chief Financial Officer of the Company in February 2010. Mr. Oakes served as Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and as Executive Vice President of Finance and Chief Investment Officer from April 2007 to December 2008. Prior to joining the Company, Mr. Oakes served as Senior Vice President and portfolio manager at Cohen & Steers Capital Management from April 2002 through March 2007. Previously, he worked as a research analyst in global investment research at Goldman Sachs, where he covered U.S. REITs from June 1999 through April 2002. Mr. Oakes earned his bachelor’s degree at Washington University of St. Louis and is a Chartered Financial Analyst. He is a member of ICSC and NAREIT.

Paul Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008. Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008. Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for JCPenney from January 2004 through August 2008. Mr. Freddo earned his bachelor’s degree at Adelphi University. He is a member of the Board of Trustees of ICSC, a former trustee for the Plano Economic Development Board and a member of the Board of Directors of The Network.

Joan U. Allgood was appointed Executive Vice President — Corporate Transactions and Governance of the Company in October 2005. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was the Senior Vice President — Corporate Affairs and Governance from 2002 to October 2005, the Company’s Senior Vice President and General Counsel from May 1999 to 2002, the Company’s Vice President and General Counsel from 1992, when the Company was organized as a public company, until May 1999, and General Counsel of its predecessor entities from 1987 to 1992. Mrs. Allgood is a member of ICSC, the American College of Real Estate Lawyers and the American, Ohio and Cleveland bar associations. She received her B.A. from Denison University and her J.D. from Case Western Reserve University School of Law. Mrs. Allgood serves on the Board of the YWCA, Cleveland Chapter and the Cleveland Food Bank.

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

John Kokinchak was appointed Executive Vice President of Property Management of the Company in March 2008. Mr. Kokinchak was the Senior Vice President of Property Management from March 2006 to March 2008 and Vice President of Property Management, Special Centers from March 2006 to August 2004. Prior to joining the Company in August 2004, Mr. Kokinchak served as Vice President of Property Management from Prism Asset Management Company from June 2001 to August 2004. Mr. Kokinchak is a member of ICSC’s management and marketing conference planning committee, as well as the certified leasing specialist test committee and the certified shopping center manager committee. During 2008 and 2009, he served as the Dean for the ICSC University of Shopping Centers-School of Open Air Centers. Mr. Kokinchak serves on the advisory board of Specialty Retail Report, an industry publication.

Robin Walker-Gibbons was appointed Executive Vice President of Leasing of the Company in October 2005. Ms. Walker-Gibbons was the Senior Vice President of Leasing for the Southeast Region from March 2005 to October 2005, Vice President of Leasing from November 1995 to March 2005 and a Leasing Manager from April 1995 to November 1995. Prior to joining the Company, Ms. Walker-Gibbons was President of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker-Gibbons is a graduate of the University of Alabama and is a member of ICSC.

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2009:
First	$8.38	$1.38	$0.20
Second	5.81	1.99	0.20
Third	10.47	4.09	0.02
Fourth	10.66	7.71	0.02
2008:
First	$44.31	$32.20	$0.69
Second	45.66	34.44	0.69
Third	38.76	27.60	0.69
Fourth	31.50	2.40	—

As of February 12, 2010, there were 9,312 record holders and approximately 39,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2010 dividend policy that will maximize the Company’s retained capital while still adhering to REIT payout requirements. It is expected that this payout policy will result in a 2010 annual dividend near the minimum distribution required to maintain REIT status, which will be determined on a quarterly basis by the Board of Directors. The additional retained capital is expected to be applied primarily to reduce leverage.

The Company intends to continue to declare quarterly dividends on its common shares. However, no assurances can be made as to the amounts of future dividends. In addition, the decision to declare and pay dividends on the Company’s common shares in 2010, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Directors considers relevant. The Company is required by the Code, to distribute at least 90% of its REIT taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent that the Company were to fund such items out of cash flow from operations. While the statement concerning the 2010 dividends reflects the Company’s current expectations, the actual dividends paid will be declared by the Company’s Board of Directors based upon the circumstances at the time of declaration, and the actual dividends payable may vary from such expected amounts.

A recent Internal Revenue Service revenue procedure allows the Company to satisfy 2010 REIT distribution requirements by distributing up to 90% of the aggregate dividends with the Company’s common shares in lieu of cash. The Company paid a portion of the 2009 common share dividends through the issuance of the Company’s common shares. The Company does not currently intend to distribute common shares as payment for any dividends that may be declared in 2010.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

(c)
			Total	(d)
			Number	Maximum Number
	(a)		of Shares	(or Approximate Dollar
	Total	(b)	Purchased as	Value) of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased(1)	per Share	or Programs	Programs (in Millions)

October 1 — 31, 2009	—	$—	—	$—
November 1 — 30, 2009	—	—	—	—
December 1 — 31, 2009	105,251	$9.26	—	—

Total	105,251	$9.26	—	$—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting of awards under the Company’s equity-based compensation plans with respect to outstanding shares of restricted stock in December 2009.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All consolidated financial data has been presented in accordance with the standard Property, Plant and Equipment Subsequent Measurement, which requires long-lived assets that were sold or classified as held for sale as a result of disposal activities be classified as discontinued operations for all periods presented.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
		(As Adjusted)
	2009(A)	2008(A)	2007(A)	2006(A)	2005(A)

Operating Data:
Revenues	$819,307	$881,768	$885,025	$734,069	$641,878

Expenses:
Rental operations	254,469	243,819	226,846	185,651	162,103
General and administrative	94,365	97,719	81,244	60,679	54,048
Impairment charges	80,641	75,263	—	—	—
Depreciation & amortization	227,185	228,619	196,964	163,398	142,627

	656,660	645,420	505,054	409,728	358,778

Interest income	12,109	5,458	8,728	8,988	9,971
Interest expense	(237,943)	(245,368)	(257,387)	(199,833)	(164,292)
Gain on repurchase of senior notes	145,050	10,455	—	—	—
Loss on equity derivative instruments	(199,797)	—	—	—	—
Other expense, net	(29,412)	(28,251)	(3,019)	(446)	(2,533)

	(309,993)	(257,706)	(251,678)	(191,291)	(156,854)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, gain on redemption of joint venture interests, tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate	(147,346)	(21,358)	128,293	133,050	126,246
Equity in net (loss) income of joint ventures	(9,733)	17,719	43,229	30,337	34,873
Impairment of joint venture investments	(184,584)	(106,957)	—	—	—
Gain on redemption of joint venture interests	23,865	—	—	—	—
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	691	17,501	14,715	2,526	(261)

(Loss) income from continuing operations	(317,107)	(93,095)	186,237	165,913	160,858

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

	For the Years Ended December 31,
		(As Adjusted)
	2009(A)	2008(A)	2007(A)	2006(A)	2005(A)

Discontinued operations:
(Loss) income from discontinued operations	(71,620)	7,955	15,379	11,424	24,926
(Loss) gain on disposition of real estate, net of tax	(24,027)	(4,830)	12,259	11,051	16,667

	(95,647)	3,125	27,638	22,475	41,593

(Loss) income before gain on disposition of real estate	(412,754)	(89,970)	213,875	188,388	202,451
Gain on disposition of real estate	9,127	6,962	68,851	72,023	88,140

Net (loss) income	(403,627)	(83,008)	282,726	260,411	290,591

Loss (income) attributable to non-controlling interests	47,034	11,078	(17,784)	(8,453)	(7,948)

Net (loss) income attributable to DDR	$(356,593)	$(71,930)	$264,942	$251,958	$282,643

(Loss) earnings per share data — Basic:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.53	$1.59	$1.71
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23	0.21	0.38

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.76	$1.80	$2.09

Weighted average number of common shares	158,816	119,843	120,879	109,002	108,310
(Loss) earnings per share data — Diluted:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.52	$1.58	$1.70
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23	0.21	0.38

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.75	$1.79	$2.08

Weighted average number of common shares	158,816	119,843	121,335	109,548	108,987
Dividends declared(B)	$0.44	$2.07	$2.64	$2.36	$2.16

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

	For the Years Ended December 31,
		(As Adjusted)
	2009(A)	2008(A)	2007(A)	2006(A)	2005(A)

Balance Sheet Data:
Real estate (at cost)	$8,823,719	$9,109,566	$8,985,749	$7,447,459	$7,029,337
Real estate, net of accumulated depreciation	7,490,403	7,900,663	7,961,701	6,586,193	6,336,514
Investments in and advances to joint ventures	420,541	583,767	638,111	291,685	275,136
Total assets	8,426,606	9,020,222	9,089,514	7,179,278	6,862,977
Total debt	5,178,663	5,866,655	5,523,953	4,227,096	3,891,001
Equity	2,952,336	2,864,794	3,193,302	2,636,838	2,698,320

	For the Years Ended December 31,
		(As Adjusted)
	2009(A)	2008(A)	2007(A)	2006(A)	2005(A)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$228,948	$392,002	$420,745	$348,630	$357,632
Investing activities	150,884	(468,572)	(1,162,287)	(203,047)	(339,428)
Financing activities	(381,361)	56,235	763,333	(147,860)	(37,420)
Other Data:
Funds from operations(C):
Net (loss) income attributable to DDR common shareholders	$(398,862)	$(114,199)	$214,008	$196,789	$227,474
Depreciation and amortization of real estate investments	224,207	236,344	214,396	185,449	169,117
Equity in net loss (income) from joint ventures	9,306	(17,719)	(43,229)	(30,337)	(34,873)
Joint ventures’ funds from operations(C):	43,665	68,355	84,423	44,473	49,302
Non-controlling interests (OP Units)	175	1,145	2,275	2,116	2,916
Gain on disposition of depreciable real estate investments, net	(23,123)	(4,244)	(17,956)	(21,987)	(58,834)

Funds from operations attributable to DDR common shareholders(C):	(144,632)	169,682	453,917	376,503	355,102
Preferred share dividends	42,269	42,269	50,934	55,169	55,169

	$(102,363)	$211,951	$504,851	$431,672	$410,271

Weighted average shares and OP Units (Diluted)(D):	160,130	121,030	122,716	110,826	110,700

(A)	As described in the consolidated financial statements, the Company and its unconsolidated joint ventures completed the following property acquisitions and dispositions for the periods presented:

	Property Acquisitions		Property Dispositions
		Unconsolidated		Unconsolidated
Year	Consolidated	Joint Ventures	Consolidated	Joint Ventures

2009	4	—	34	12
2008	—	11	22	—
2007	249	68	67	7
2006	5	15	6	9
2005	16	36	35	12

(B)	Amount declared in 2009 includes $0.36 per share declared in the form of the Company’s common shares.

(C)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income attributable to DDR common shareholders as calculated in accordance with GAAP. FFO applicable to common shareholders is generally defined and calculated by the Company as net income attributable to DDR common shareholders, adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, and (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.

(D)	Represents weighted average shares and operating partnership units (“OP Units”) at the end of the respective period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space, by such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all, and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs, and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default, and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms or at all;

•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could default on the loans outside of the Company’s control. Furthermore, if the constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely effect the Company’s results of operations and financial condition;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of cash;

•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.

Executive Summary

The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing a portfolio of shopping centers. As of December 31, 2009, the Company’s portfolio consisted of 618 shopping centers and six business centers (including 274 properties owned through unconsolidated joint ventures and 34 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At December 31, 2009, the Company owned and/or managed approximately 146.9 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 42 properties owned by a third party. The Company also owns land in Canada and Russia at which the development has been postponed. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At December 31, 2009, the aggregate occupancy of the Company’s shopping center portfolio was 86.9%, as compared to 92.1% at December 31, 2008. Excluding the vacancy impact of the portfolio of assets formerly occupied by Mervyns, the aggregate occupancy of the Company’s shopping center portfolio was 89.0% at December 31, 2009. The Company owned 618 shopping centers at December 31, 2009. The average annualized base rent per occupied square foot was $12.75 at December 31, 2009, as compared to $12.33 at December 31, 2008.

Current Strategy

The Company has taken many important steps to address its liquidity needs due to the ongoing financial market dislocation and will continue to do so. The Company seeks to continue to lower its leverage and improve liquidity. This will be achieved through asset sales, retained capital, the creation of joint ventures and fund structures, new equity and debt financings, or other means, with the goal of preserving capital and benefiting from the unique investment opportunities created by the challenging economic environment.

The Company’s portfolio and asset class continues to generate relatively consistent cash flows. The following unique set of core competencies is expected to continue to be utilized by the Company to maintain solid fundamentals:

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•	The recent creation of the Company’s internal retail partnerships group to optimize portfolio management by enhancing communication between retailers, the Company’s internal leasing department and other areas of the Company;

•	An internal anchor store redevelopment department solely dedicated to aggressively identifying opportunities to re-tenant vacant anchor space created by retailer bankruptcies and store closings;

•	Diverse banking relationships to allow access to secured, unsecured, public and private capital;

•	An experienced funds management team dedicated to generating relatively consistent returns for institutional partners;

•	A focused asset transaction team dedicated to finding buyers for non-core assets and sourcing potential acquisition opportunities;

•	Right-sized development and redevelopment departments equipped with disciplined standards for development and

•	An ancillary income department to creatively generate revenue at a low cost of investment and create cash flow streams from empty or underutilized space.

Balance Sheet and Capital Activities

The Company took the following proactive steps in 2009 to reduce leverage and enhance financial flexibility:

•	Eliminated the common shares dividend for the fourth quarter of 2008 and reduced the 2009 common shares dividend to a level near the expected minimum required to maintain REIT status;

•	Sold consolidated and joint venture assets in 2009 that generated $310.8 million and $181.2 million, respectively, of gross proceeds;

•	Maintained a significant pool of unencumbered assets;

•	Sold approximately $112.5 million of common equity to the Otto Family;

•	Raised $207.6 million through the sale of common shares through the Company’s continuous equity program;

•	Purchased $816.2 aggregate principal amount of the Company’s outstanding senior unsecured notes at a gross discount to par of $172.2 million through a tender offer and open market purchases;

•	Issued $300 million aggregate principal amount of 9.625%, seven-year senior unsecured notes; and

•	Raised over $600 million in new mortgage capital.

Through these activities, plus retained cash flow from operations, the Company reduced its share of total consolidated debt to $5.2 billion, a $688.0 million reduction from year-end 2008. The Company also increased the availability of funds on its revolving credit facilities to $520 million at December 31, 2009, as compared to $280 million at December 31, 2008.

Despite existing market conditions, asset sales are occurring, new capital is available and mortgages are being extended or re-financed at acceptable terms. The Company believes it is well equipped to address all near-term debt maturities.

Retail Environment

The retail market in the United States continued to be challenged throughout 2009, a condition fueled by high unemployment, lagging consumer confidence and sluggish consumer spending. While retail sales improved in 2009, they are compared to an especially weak 2008. Most retailers remain selective in their store opening plans.

While the retail environment has generally been troubled, many tenants remain relatively healthy. Those that specialize in low-cost necessity goods and services are taking market share from high-end discretionary retailers that typically dominate the mall portfolios. The Company’s largest tenants, including Walmart, Sam’s Club, Target, and Kohl’s, appeal to value-oriented consumers, remain well-capitalized, and have outperformed other retail categories on a relative basis.

Additionally, several retailers have been able to access capital this year through IPOs and debt offerings, which was positive news for the retail industry.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2009:

		% of Total
		Shopping Center	% of Company-
		Base Rental	Owned Shopping
Tenant		Revenues	Center GLA

1.	Walmart/Sam’s Club	4.4%	7.2%
2.	T.J. Maxx/Marshalls/A.J.Wright/Homegoods	1.9%	2.3%
3.	PetSmart	1.8%	1.5%
4.	Bed Bath & Beyond	1.6%	1.4%
5.	Lowe’s	1.5%	2.6%
6.	Kohl’s	1.5%	2.2%
7.	Rite Aid	1.5%	0.7%
8.	Michaels	1.4%	1.3%
9.	OfficeMax	1.2%	1.0%
10.	Tops Markets	1.2%	1.0%

The following table lists the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s unconsolidated joint venture properties as of December 31, 2009:

	Wholly-Owned Properties		Joint Venture Properties
	% of	% of	% of	% of
	Shopping	Company-	Shopping	Company-
	Center Base	Owned	Center Base	Owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Walmart/Sam’s Club	5.2%	8.3%	1.5%	2.7%
T.J. Maxx/Marshalls/A.J.Wright/Homegoods	2.0%	2.4%	1.8%	2.3%
Lowe’s	1.9%	3.0%	0.3%	0.5%
Rite Aid	1.9%	0.8%	0.1%	0.1%
PetSmart	1.8%	1.5%	2.2%	2.0%
Bed Bath & Beyond	1.6%	1.3%	1.7%	1.9%
Kohl’s	1.5%	2.1%	2.0%	3.2%
Michaels	1.4%	1.3%	1.7%	1.9%
OfficeMax	1.3%	1.1%	0.7%	0.8%
Regal Cinemas	1.2%	0.8%	0.5%	0.3%
Publix Supermarkets	0.5%	0.6%	3.2%	4.3%
Ross Dress for Less	0.9%	0.9%	1.9%	2.1%
Tops Markets	1.2%	0.9%	1.8%	1.9%
Krogers	1.0%	1.2%	1.7%	2.7%

The Company’s tenants offer value and convenience to consumers who are focused on buying low-cost necessity goods. The following chart illustrates the merchandise mix of the Company’s tenants based upon total GLA:

Merchandise Mix by Percentage of Total GLA

The Company has shown relatively consistent occupancy historically. Occupancy declined from early 2008 through the first quarter of 2009, stabilized in the second quarter, and increased in the third and fourth quarters. The Company believes that occupancy troughed in the second quarter of 2009. With year-end occupancy at 89.0%, excluding the vacant Mervyns’ assets, overall portfolio occupancy remains healthy.

The Company continues to sign a large number of new leases. Leasing spreads for the combined portfolio declined approximately 3.4% in 2009, primarily the result of re-leasing space that has been vacant by bankrupt retailers for less than 12 months. This space was previously occupied by bankrupt retailers that paid rents in excess of current market levels. Renewal spreads continue to trend slightly positive.

The Company’s long-term performance shows consistently strong rent growth and occupancy stability throughout multiple economic cycles. The following graph depicts the historical occupancy rate of the Company’s wholly-owned and joint venture properties.

The Company’s innovative ancillary income platform produces value and mitigates risk. This program seeks to create cash flow streams from empty or underutilized space with a low cost of investment for the Company.

Ancillary Income Generates over $35 Million of Annual Revenue in
Consolidated and Unconsolidated Portfolio

The Company’s value-oriented shopping center format is ideal for keeping maintenance costs and capital expenditures low while maintaining an attractive, high-quality retail environment. The Company believes its capital expenditures as a percentage of net operating income are among the lowest in its industry.

Year in Review — 2009

For the year ended December 31, 2009, the Company recorded a net loss attributable to DDR of approximately $356.6 million, or $2.51 per share (diluted), compared to net loss attributable to DDR of $71.9 million, or $0.96 per share (diluted), for the prior year. Funds From Operations (“FFO”) applicable to common shareholders for the year ended December 31, 2009, was a loss of $144.6 million, compared to income of $169.7 million for the year ended December 31, 2008. The reported loss, as well as the decrease in FFO applicable to common shareholders for the year ended December 31, 2009, is primarily the result of non-cash impairment charges on both consolidated and joint venture investments, as well as non-cash losses on equity derivative instruments, in addition to several major tenant bankruptcies, the release of an approximate $16 million deferred tax valuation allowance in 2008 and the impact of asset sales associated with the Company’s deleveraging efforts.

The Company operated in 2009 and will continue to operate in 2010 focusing on raising capital from a broad array of capital sources, including asset sales, new debt capital, new equity capital and retained earnings. As a result, in 2009 the Company reduced total consolidated debt to approximately $5.2 billion at December 31, 2009, a $688.0 million reduction from the prior year-end. In addition, the Company significantly improved its liquidity position. At December 31, 2009, there was $520 million available on the Company’s revolving credit facilities.

The Company also improved its covenant metrics as a result of the deleveraging and operating activities. At December 31, 2009, the Company was compliant with all of its financial covenants and expects to remain compliant in 2010.

As part of these deleveraging goals, in February 2010 the Company issued 42.9 million common shares in an underwritten offering. The net proceeds of approximately $338.1 million were utilized to reduce the outstanding balance on the Company’s revolving credit facilities in anticipation of repaying two series of unsecured notes that mature in May and August of this year and additional secured and unsecured debt that matures in the near future. In 2010, the Company also used its continuous equity program to sell approximately 5.0 million common shares, generating an additional $46.1 million in net proceeds that were also primarily used to repay debt. In addition, in February 2010, the Company announced the commencement of a cash tender offer for any and all of its outstanding 5.00% senior notes due 2010, any and all of its 4.625% senior notes due 2010 and any and all of its outstanding 5.25% senior notes due 2011. The Company expects to utilize its availability under the revolving credit facilities to fund the tender. The Company may issue long-term debt to repay all or a portion of the borrowings drawn on its revolving credit facilities.

The Company continues to actively analyze at other sources of capital to lower leverage and improve liquidity. The Company will continue to focus on asset sales as a source of capital. In addition to the liquidity that these sales generate, the sale of non-prime assets also has the strategic benefit of improving the Company’s portfolio quality. The Company also expects to generate additional retained capital in 2010, helped by an expected low cash dividend. The Board will continue to assess the dividend policy on a quarterly basis, and expects that the dividend will be paid near the minimum level required to maintain REIT status. In addition, the Company continues to identify alternatives to retire debt, particularly near-term maturities, at a discount to par through negotiated transactions and/or select open market repurchases.

The Company continues to evaluate other capital sources and take advantage of any opportunistic transactions that may be presented. The availability of new capital at terms that enhance the Company’s balance sheet and its debt maturity profile has improved dramatically from 2008. The Company continues to evaluate all of its options to improve liquidity, extend its average debt duration and delever its balance sheet while remaining focused on lowering the Company’s long-term cost of capital.

The retail environment, which is still challenged, is showing signs of improvement. The 2009 holiday season resulted in better than expected top-and-bottom-line performance for many retailers, providing positive momentum going into 2010. Retailers have shown they can operate in the current environment, improving margins through inventory and expense control. While the Company continues to see retailers maintain many of the defensive strategies adopted in the past 18 months, the Company believes that based on discussions with its tenants and prospective tenants, many retailers view 2010 as an important year for gaining market share. While retailers remain cautious, the improved environment is providing them with more visibility over their sales and growth plans. The value-oriented retailers that constitute the majority of the Company’s portfolio, continue to perform as their value-oriented strategy became even more relevant to their core customers and to a new segment of consumers who are looking to trade down in price, but not in value.

As the Company focuses on 2010 and beyond, it does not anticipate growing through large portfolio acquisitions, but rather is focused first on developing and growing its prime portfolio through prudent and strategic transactions. In addition, the Company will remain focused on balance sheet strategy. This includes a disciplined approach to structuring the Company’s debt maturity schedule such that refinancing risk is mitigated and accessing a variety of financing sources are accessed such that the Company’s capital structure is healthy. With this initiative, the Company intends to strive toward maintaining investment grade credit ratings. The Company will evaluate all investment opportunities utilizing several metrics that include assessing the effects on operations, cash flow, the balance sheet and overall business strategy. Lastly, the Company’s international portfolio, specifically Brazil and Puerto Rico, will continue to be a source of what the Company believes will be above-average growth and portfolio diversification.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space and upon which the Company has no further obligation to the tenant. Acquisition and financing fees are earned and recognized at the completion of the respective transaction in accordance with the underlying agreements. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

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

Real Estate and Long-Lived Assets

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including construction in progress and land held for development, may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, development spending and the timing thereof, leasing trends and prospects, the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions, including the decision to not proceed with development or dispose of the asset, could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over its fair value.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.

The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. The Company is required to make subjective estimates in connection with these valuations and allocations. These intangible assets are reviewed as part of the overall carrying basis of an asset for impairment.

Off-Balance Sheet Arrangements

The Company has a number of off-balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates entities in which it owns less than a 100% equity interest if it is deemed to have a controlling interest or is the primary beneficiary in a variable interest entity, or is the controlling general partner.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. An impairment charge is recorded only if such difference is deemed to be other than temporary. To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Measurement of Fair Value

Real Estate and Unconsolidated Joint Venture Investments

The Company is required to assess the value of both impaired consolidated and unconsolidated joint venture investments. The fair value of real estate investments utilized in the Company’s impairment calculations is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques used by the Company. The decline in liquidity and prices of real estate and real estate-related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values utilized, and the differences could be material.

The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. For projects under development, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization, and the exit capitalization rate. For investments in unconsolidated joint ventures, the Company also considers the valuation of any underlying joint venture debt. Valuation adjustments are calculated based on market conditions and assumptions made by management at the time the valuation adjustments are recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

Equity Derivative Instruments — Forward Commitments and Warrants

The Company’s equity derivative instruments are recognized in the financial statements based on their fair value. The fair value is estimated at the end of each period based on a pricing model that includes the following input assumptions: expected volatility, expected term from the date of issue, dividend yield and risk-free interest rate. These assumptions are subjective and generally require significant analysis and judgment to develop.

Real Estate Held for Sale

Pursuant to the definition of a component of an entity, assuming no significant continuing involvement, the sale of a property is considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance. Accordingly, the results of operations of operating properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected in the current period and retrospectively as discontinued operations.

Stock-Based Employee Compensation

Stock-based compensation requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under the Company’s stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, affect the fair value estimate. Further, the forfeiture rate affects the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with share-based payment arrangements. The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

The risk-free interest rate is based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the option. The expected life of an award is derived by referring to actual exercise experience. The expected volatility of the stock is derived by referring to changes in the Company’s historical share prices over a time frame similar to the expected life of the award.

Accrued Liabilities

The Company makes certain estimates for accrued liabilities, including accrued professional fees, interest, real estate taxes, insurance and litigation reserves. These estimates are subjective and based on historical payments, executed agreements, anticipated trends and representations from service providers. These estimates are prepared based on information available at each balance sheet date and are reevaluated upon the receipt of any additional information. Many of these estimates are for payments that occur in one year. These estimates have a direct impact on the Company’s net income because a higher accrual will result in less net income.

The Company has made estimates in assessing the impact of the uncertainty of income taxes. Accounting standards prescribe a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company makes certain estimates in the determination on the use of valuation reserves recorded for deferred tax assets. These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision could alter the Company’s net income.

Comparison of 2009 to 2008 Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2008, but excluding properties under development/redevelopment and those classified in discontinued operations, are considered the “Core Portfolio Properties.”

Revenues from Operations (in thousands)

	2009	2008	$ Change	% Change

Base and percentage rental revenues(A)	$551,972	$598,725	$(46,753)	(7.8)%
Recoveries from tenants(B)	179,181	189,650	(10,469)	(5.5)
Ancillary and other property income(C)	23,103	21,760	1,343	6.2
Management fees, development fees and other fee income(D)	57,684	62,890	(5,206)	(8.3)
Other(E)	7,367	8,743	(1,376)	(15.7)

Total revenues	$819,307	$881,768	$(62,461)	(7.1)%

(A)	Core portfolio properties decreased approximately $45.0 million, or 8.2%, for the year ended December 31, 2009, as compared to the same period in 2008. This decrease is due almost exclusively to the impact of the major tenant bankruptcies including Mervyns, Goody’s, Linens ’N Things, Circuit City and Steve and Barry’s.

These bankruptcies have also driven the current lower occupancy level as compared to the Company’s historical levels. The decrease was due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(45.0)
Acquisition of real estate assets	2.1
Development/redevelopment of shopping center properties	(1.1)
Business center properties	(0.3)
Straight-line rents(1)	(2.5)

$(46.8)

(1)	In 2009, the Company recognized less straight-line rent as a result of the vacancy at the assets previously occupied by the Mervyns portfolio.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, business center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Business Center
	Portfolio		Portfolio
	December 31,		December 31,
	2009	2008	2009	2008

Centers owned	618	702	6	6
Aggregate occupancy rate(1)	86.9%	92.1%	71.4%	72.4%
Average annualized base rent per occupied square foot	$12.75	$12.33	$12.35	$12.28

(1)	The decrease in occupancy is primarily a result of the tenant bankruptcies discussed above.

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	December 31,		December 31,
	2009	2008	2009	2008

Centers owned	310	333	274	329
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	34	40
Aggregate occupancy rate(2)	89.6%	90.7%	83.9%	93.4%
Average annualized base rent per occupied square foot	$11.79	$11.74	$13.83	$12.85

(2)	The decrease in occupancy and annualized base rent is primarily a result of the tenant bankruptcies discussed above. The joint venture shopping center portfolio was also affected by the vacancy of the Mervyns sites in 2009.

(B)	Recoveries were approximately 70.4% and 77.8% of operating expenses and real estate taxes including bad debt expense for the years ended December 31, 2009 and 2008, respectively. The decrease in recoveries from tenants was primarily a result of the decrease in occupancy of the Company’s portfolio as discussed above due to major tenant bankruptcies.

(C)	Ancillary revenue opportunities have historically included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

(D)	Decreased primarily due to the following (in millions):

Increase
(Decrease)

Development fee income(1)	$(3.3)
Leasing commissions	0.5
Property and asset management fee income at various unconsolidated joint ventures(2)	(2.4)

$(5.2)

(1)	Decreased primarily as a result of the reduced construction activity and redevelopment of joint venture assets that are owned through the Company’s investments with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”) (see Off-Balance Sheet Arrangements). Development fees may continue to decline if development or redevelopment projects are delayed and/or canceled.

(2)	The reduction in management fees was primarily attributed to tenant bankruptcies previously discussed and joint venture asset dispositions.

(E)	Composed of the following (in millions):

	Year Ended December 31,
	2009	2008

Lease terminations	$4.1	$5.8
Acquisition and financing fees	1.1	2.0
Other	2.2	1.0

	$7.4	$8.8

Expenses from Operations (in thousands)

	2009	2008	$ Change	% Change

Operating and maintenance(A)	$144,842	$139,665	$5,177	3.7%
Real estate taxes(A)	109,627	104,154	5,473	5.3
Impairment charges(B)	80,641	75,263	5,378	7.1
General and administrative(C)	94,365	97,719	(3,354)	(3.4)
Depreciation and amortization(A)	227,185	228,619	(1,434)	(0.6)

	$656,660	$645,420	$11,240	1.7%

(A)	The changes for the year ended December 31, 2009 compared to 2008, are due to the following (in millions):

	Operating and		Real Estate
	Maintenance		Taxes	Depreciation

Core Portfolio Properties	$4.9	(1)	$1.9(2)	$(2.5	)(3)
Acquisitions of real estate assets	0.3		0.6	0.3
Development/redevelopment of shopping center properties	2.0		3.0	(0.7	)(3)
Provision for bad debt expense	(2.0)		—	—
Personal property	—		—	1.5

	$5.2		$5.5	$(1.4)

(1)	The majority of the increase in operating and maintenance expenses is related to increased landlord expenses primarily relating to the tenant vacancies, in particular the sites formerly occupied by Mervyns, which were generally triple-net-leased space.

(2)	The Company is in the process of appealing numerous real estate tax charges given the current economic environment and increased vacancy resulting from these tenant bankruptcies.

(3)	Primarily relates to accelerated depreciation due to changes in estimates regarding asset useful lives.

(B)	The Company recorded impairment charges of $154.7 million for the year ended December 31, 2009, on several consolidated real estate investments, of which $80.6 million is reflected in consolidated operating expenses and $74.1 million is reflected in discontinued operations. Of the aggregate amount, approximately $86.0 million in asset impairments was triggered primarily due to the Company’s marketing of these assets for sale, combined with the overall economic downturn in the retail real estate environment. The remaining $68.7 million of impairment charges related to 14 assets formerly occupied by Mervyns, of which the Company’s proportionate share of the charge was $33.6 million after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture.

(C)	The change is primarily attributable to the “change in control” charge triggered by the Otto Transaction in 2009 (see Strategic Transactions) as well as payments required under newly executed compensation agreements, offset by a reduction in 2009 expense as a result of the termination of a supplemental equity award program in December 2008, lower headcount in 2009 as compared to 2008 and a reduction in general corporate expenses. Total general and administrative expenses were approximately 5.4% and 5.2% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the years ended December 31, 2009 and 2008, respectively. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2009	2008	$ Change	% Change

Interest income(A)	$12,109	$5,458	$6,651	121.9%
Interest expense(B)	(237,943)	(245,368)	7,425	(3.0)
Gain on repurchase of senior notes(C)	145,050	10,455	134,595	1,287.4
Loss on equity derivative instruments(D)	(199,797)	—	(199,797)	(100.0)
Other income expense, net(E)	(29,412)	(28,251)	(1,161)	4.1

	$(309,993)	$(257,706)	$(52,287)	20.3%

(A)	Increased primarily due to interest earned from financing receivables, which aggregated $125.6 million and $115.4 million at December 31, 2009 and 2008, respectively. As a result of management’s determination that principal and interest on a note receivable issued to the Bloomfield Hills project was uncollectible at December 31, 2009, the Company does not anticipate recording any interest income in the future on this note.

(B)	The weighted-average debt outstanding and related weighted-average interest rates are as follows (as adjusted):

	Year Ended December 31,
	2009	2008

Weighted-average debt outstanding (billions)	$5.5	$5.8
Weighted-average interest rate	4.6%	5.0%

	At December 31,
	2009	2008

Weighted-average interest rate	4.5%	5.2%

The decrease in 2009 expense is primarily due to a reduction in outstanding debt and a decrease in short-term interest rates, partially offset by a decline in capitalized interest. The reduction in weighted-average interest rates in 2009 is primarily related to the decline in short-term interest rates. The Company will cease or suspend the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $21.8 million for the year ended December 31, 2009, as compared to $41.1 million for the same period in 2008. Because the Company has suspended certain construction activities, the amount of capitalized interest has decreased in 2009.

(C)	Relates to the Company’s purchase of approximately $816.2 million and $66.9 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par during the years ended December 31, 2009 and 2008, respectively, resulting in a net gain of approximately $145.1 million and $10.5 million, respectively. Approximately $250.1 million aggregate principal amount of the senior unsecured notes repurchased in 2009 occurred in September through a cash tender offer.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the Otto Transaction (see Strategic Transactions). The magnitude of the charge recognized primarily relates to the difference between the closing trading value of the Company’s common shares on April 9, 2009, the shareholder approval date, through the actual exercise date or December 31, 2009, as appropriate.

(E)	For the year ended 2009, primarily relates to the write-off of costs related to abandoned development projects, costs incurred for transactions, litigation-related expenditures and debt extinguishment costs of $21.3 million. Other expenses for the year ended December 31, 2009, also included a reserve associated with a mezzanine note receivable of $5.4 million offset by a $2.8 million gain on the sale of Macquarie DDR Trust units.

Other (in thousands)

	2009	2008	$ Change	% Change

Equity in net (loss) income of joint ventures(A)	$(9,733)	$17,719	$(27,452)	(154.9)%
Impairment of joint venture investments(B)	(184,584)	(106,957)	(77,627)	72.6
Gain on redemption of joint venture interests(C)	23,865	—	23,865	100.0
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes(D)	691	17,501	(16,810)	(96.1)

(A)	A summary of the decrease in equity in net (loss) income of joint ventures for the year ended December 31, 2009, is composed of the following (in millions):

(Decrease)
Increase

Decrease in income from existing joint ventures(1)	$(14.6)
Decrease in income at certain joint ventures primarily attributable to loss on sales and impairment charges on unconsolidated assets	(3.4)
Newly acquired joint venture assets	1.1
Disposition of joint venture assets (see Off-Balance Sheet Arrangements)	(10.6)

$(27.5)

(1)	Primarily due to lower occupancy levels and ceasing the capitalization of interest and real estate taxes on joint ventures previously under development due to a reduction and/or cessation in construction activity.

(B)	The Company determined that various of its unconsolidated joint venture investments in 2009 and 2008 had suffered an “other than temporary impairment” due to the deteriorating real estate fundamentals, the market dislocation in the U.S. capital markets, the general lack of liquidity and the related impact on the real estate market and retail industry, which accelerated in the fourth quarter of 2008 and continued through 2009. A summary of the impairment charges by joint venture investment is as follows (in millions):

	Year Ended
	December 31,
	2009	2008

Various Coventry II Fund joint ventures	$119.3	$14.1
DDRTC Core Retail Fund	55.0	47.3
Macquarie DDR Trust	—	31.7
DDR-SAU Retail Fund	6.2	9.0
DPG Realty Holdings	3.6	1.7
Central Park Solon/RO & SW Realty	0.5	3.2

Total impairments of joint venture investments	$184.6	$107.0

(C)	In October 2009, the Macquarie DDR Trust unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and an initial cash payment of $1.6 million. The redemption transaction was effectively considered a step acquisition/business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s investment basis in the joint venture.

(D)	Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. During 2008, the Company recognized a $17.5 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable. Based on the Company’s evaluation of the then-current facts and circumstances, the Company determined during 2008 that the valuation allowance should be released as it was more likely than not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income that is projected to be recognized and other tax actions within the Company’s taxable REIT subsidiary (“TRS”). As of both December 31, 2009 and 2008, the Company has no valuation allowances recorded against its net deferred tax assets of $51.9 million and $45.2 million at December 31, 2009 and 2008, respectively.

Discontinued Operations (in thousands)

	2009	2008	$ Change	% Change

(Loss) income from discontinued operations(A)	$(71,620)	$7,955	$(79,575)	(1,000.3)%
Loss on disposition of real estate, net of tax	(24,027)	(4,830)	(19,197)	397.5

	$(95,647)	$3,125	$(98,772)	(3,160.7)%

(A)	Included in discontinued operations for the years ended December 31, 2009 and 2008, are 34 properties in 2009 (including two properties classified as held for sale at December 31, 2009), aggregating 3.9 million square feet, and 22 properties sold in 2008 (including one business center and one property held for sale at December 31, 2007), aggregating 1.3 million square feet. In addition, included in the reported loss for the years ended December 31, 2009 and 2008, is $74.1 million and $4.6 million, respectively, of impairment charges. In September 2008, the Company sold its approximate 56% interest in one of its business centers to its partner for $20.7 million and recorded an aggregate loss of $5.8 million.

Gain on Disposition of Real Estate, net (in thousands)

	2009	2008	$ Change	% Change

Gain on disposition of real estate, net(A)	$9,127	$6,962	$2,165	31.1%

(A)	Includes the following (in millions):

	Year Ended December 31,
	2009	2008

Land sales, net(1)	$4.8	$6.2
Previously deferred gains and other gains and losses on dispositions(2)	4.3	0.8

	$9.1	$7.0

(1)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(2)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

Non-controlling interests (in thousands)

	For the Year Ended
	December 31,
	2009	2008	$ Change	% Change

Non-controlling interests — loss(A)	$47,034	$11,078	$35,956	324.6%

(A)	Includes the following (in millions):

(Decrease)
Increase

DDR MDT MV (owned approximately 50% by the Company)(1)	$35.8
Net loss from consolidated joint venture investments	(0.9)
Conversion of 0.5 million operating partnership units (“OP Units”) to common shares	0.3
Decrease in the quarterly distribution to operating partnership unit investments	0.7

$35.9

(1)	The consolidated joint venture owns real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. As a result, there was a significant decrease in rental revenues reported by this joint venture in 2009. In addition, during the years ended December 31, 2009 and 2008, the joint venture recorded gross impairment charges of $70.3 million and $31.9 million, respectively, of which $35.1 million and $15.9 million in loss was allocated to non-controlling interests, respectively.

Net Loss attributable to DDR (in thousands)

	2009	2008	$ Change	% Change

Net loss attributable to DDR	$(356,593)	$(71,930)	$(284,663)	395.8%

The increase in net loss attributable to DDR for the year ended December 31, 2009, is primarily the result of impairment charges, loss on sales of assets and equity derivative-related charges, in addition to several major tenant bankruptcies in late 2008 and early 2009, offset by gains on debt repurchases. Also contributing to the decrease was a release of an approximate $16.0 million deferred tax valuation allowance in 2008 and the impact of asset sales associated with the Company’s deleveraging efforts. A summary of changes in 2009 as compared to 2008 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(73.1)
Increase in consolidated impairment charges	(5.4)
Decrease in general and administrative expenses(A)	3.4
Decrease in depreciation expense	1.4
Increase in interest income	6.6
Decrease in interest expense	7.4
Increase in gain on repurchase of senior notes	134.6
Loss on equity derivative instruments	(199.8)
Change in other expense	(1.2)
Decrease in equity in net income of joint ventures	(27.5)
Increase in impairment of joint ventures investments	(77.6)
Gain on redemption of join venture interests	23.9
Decrease in income tax benefit	(16.8)
Decrease in income from discontinued operations	(79.6)
Decrease in net gain on disposition of real estate of discontinued operations properties	(19.2)
Increase in net gain on disposition of real estate	2.2
Decrease in non-controlling interest expense	36.0

Decrease in net income attributable to DDR	$(284.7)

(A)	Includes noncash change in control charge of $15.4 million triggered by the Otto Transaction.

Comparison of 2008 to 2007 Results of Operations

Shopping center properties owned as of January 1, 2007, and since March 1, 2007, with regard to Inland Retail Real Estate Trust, Inc. (“IRRETI”) assets, but excluding properties under development/redevelopment and those classified in discontinued operations, are considered the “Core Portfolio Properties.”

Continuing Operations

Revenues from Operations (in thousands)

	2008	2007	$ Change	% Change

Base and percentage rental revenues(A)	$598,725	$606,975	$(8,250)	(1.4)%
Recoveries from tenants(B)	189,650	194,308	(4,658)	(2.4)
Ancillary and other property income(C)	21,760	19,207	2,553	13.3
Management, development and other fee income(D)	62,890	50,840	12,050	23.7
Other(E)	8,743	13,695	(4,952)	(36.2)

Total revenues	$881,768	$885,025	$(3,257)	(0.4)%

(A)	Decreased by approximately $8.3 million, in the aggregate; however, the Core Portfolio Properties increased approximately $3.4 million, or 0.7%, for the year ended December 31, 2008, as compared to the same period in 2007. The decrease in overall base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$3.4
IRRETI merger and acquisition of real estate assets	16.6
Development/redevelopment of shopping center properties	4.1
Disposition of shopping center properties in 2007	(29.0)
Business center properties	0.4
Straight-line rents(1)	(3.8)

$(8.3)

(1)	Decrease due in part to a decrease in straight-line rent recognized on the Mervyns portfolio in the fourth quarter of 2008.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, business center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Business Centers
	Portfolio		Portfolio
	December 31,		December 31,
	2008	2007	2008	2007

Centers owned	702	710	6	7
Aggregate occupancy rate(1)	92.1%	94.9%	72.4%	70.0%
Average annualized base rent per occupied square foot	$12.33	$12.24	$12.28	$11.09

(1)	The decrease in occupancy of the combined shopping center portfolio is primarily a result of increased tenant bankruptcies.

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	December 31,		December 31,
	2008	2007	2008	2007

Centers owned	333	353	329	317
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	40	40
Aggregate occupancy rate(2)	90.7%	93.9%	93.4%	95.9%
Average annualized base rent per occupied square foot	$11.74	$11.53	$12.85	$12.86

(2)	The decrease in occupancy of the shopping center portfolios is primarily the result of increased tenant bankruptcies.

(B)	This decrease is primarily due to the transfer of assets to joint ventures in 2007. Recoveries decreased in the aggregate despite an increase in operating and maintenance expenses, due in part to the significant increase in bad debt expense discussed below. Recoveries were approximately 77.8% and 85.7% of operating expenses and real estate taxes, including bad debt expense, for the years ended December 31, 2008 and 2007, respectively. The decrease in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

IRRETI merger and acquisition of real estate assets	$5.2
Development/redevelopment of shopping center properties in 2008 and 2007	2.8
Transfer of assets to unconsolidated joint ventures in 2007	(10.7)
Net increase in operating expenses at the remaining shopping center and business center properties	(2.0)

$(4.7)

(C)	A result of pursuing additional revenue opportunities in the Core Portfolio Properties. The increase in ancillary and other property income is offset by the conversion of operating arrangements at one of the Company’s shopping centers into a long-term lease agreement. This conversion resulted in a decrease in ancillary and other property income of $4.5 million and a corresponding increase in base rent.

(D)	Increased primarily due to the following (in millions):

Increase
(Decrease)

Newly formed unconsolidated joint venture interests	$7.0
Development fee income(1)	(1.3)
Other income	2.7
Sale of several of the Company’s unconsolidated joint venture properties	(0.4)
Leasing commissions	3.6
Management fee income at various unconsolidated joint ventures	0.5

$12.1

(1)	Primarily earned through the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund discussed below.

(E)	Composed of the following (in millions):

	Year Ended December 31,
	2008	2007

Lease terminations and bankruptcy settlements	$5.8	$5.0
Acquisition and financing fees(1)	2.0	7.9
Other	1.0	0.8

	$8.8	$13.7

(1)	2007 results include acquisition fees of $6.3 million earned from the formation of the DDRTC Core Retail Fund in February 2007, excluding the Company’s retained ownership interest. The Company’s fee was earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and are based upon the amount of the financing transaction by the joint venture.

Expenses from Operations (in thousands)

	2008	2007	$ Change	% Change

Operating and maintenance(A)	$139,665	$125,592	$14,073	11.2%
Real estate taxes(A)	104,154	101,254	2,900	2.9
Impairment charges(B)	75,263	—	75,263	100.0
General and administrative(C)	97,719	81,244	16,475	20.3
Depreciation and amortization(A)	228,619	196,964	31,655	16.1

	$645,420	$505,054	$140,366	27.8%

(A)	The changes for the year ended December 31, 2008, compared to 2007, are due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$5.6	$2.1	$10.8
IRRETI merger	2.8	3.3	10.0
Acquisition and development/redevelopment of shopping center properties	2.3	2.3	10.7
Transfer of assets to unconsolidated joint ventures in 2007	(6.6)	(4.8)	(1.3)
Business center properties	0.1	—	0.2
Provision for bad debt expense(1)	9.9	—	—
Personal property	—	—	1.3

	$14.1	$2.9	$31.7

(1)	Represents the Company’s provision for bad debt expense, which approximated 2.0% and 0.9% of total revenues, including discontinued operations, for the years ended December 31, 2008 and 2007, respectively. In 2008, bad debt expense included the write-off of $6.6 million of straight-line rents, of which $5.0 million primarily related to leases entered into with Mervyns, of which 50% is allocable to non-controlling interests and $1.6 million relates primarily to other major tenant bankruptcies (see Economic Conditions).

(B)	The Company recorded impairment charges of $79.9 million for the year ended December 31, 2008, on various of its consolidated real estate investments, of which $75.3 million is reflected in consolidated operating expenses and $4.6 million is reflected in discontinued operations. Of the aggregate amount, approximately $35.0 million in asset impairments were triggered primarily due to the Company’s marketing of these assets for sale, combined with the overall economic downturn in the retail real estate environment. In addition, $31.9 million related to 10 assets formerly occupied by Mervyns, of which the Company’s proportionate share of the charge was $16.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture.

(C)	Includes increased expenses primarily attributable to the merger with IRRETI and additional stock-based compensation expense. Total general and administrative expenses were approximately 5.2% and 4.5% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the years ended December 31, 2008 and 2007, respectively. In December 2008, an equity award plan was terminated because it was determined that the program no longer provided any motivational or retention value, and therefore would not help achieve the goals for which it was created. In connection with the award termination, as the Compensation Committee of the Board of Directors and the participants agreed to cancel the awards for no consideration and the termination was not accompanied by a concurrent grant of (or offer to grant) replacement awards or other valuable consideration, the Company recorded a non-cash charge of approximately $15.8 million of previously unrecognized compensation cost associated with these awards.

The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2008	2007	$ Change	% Change

Interest income(A)	$5,458	$8,728	$(3,270)	(37.5)%
Interest expense(B)	(245,368)	(257,387)	12,019	(4.7)
Gain on repurchase of senior notes(C)	10,455	—	10,455	100.0
Other expense, net(D)	(28,251)	(3,019)	(25,232)	(835.8)

	$(257,706)	$(251,678)	$(6,028)	2.4%

(A)	Decreased primarily due to excess cash held by the Company immediately following the closing of the IRRETI merger in February 2007.

(B)	Decreased primarily due to the sale of approximately $1.4 billion of assets in the second and third quarters of 2007. In addition, interest expense was lower due to a decrease in short-term interest rates in 2008, offset by additional interest expense as development assets became operational. The weighted-average debt outstanding and related weighted-average interest rates are as follows:

	Year Ended, December 31,
	2008	2007

Weighted-average debt outstanding (billions)	$5.8	$5.4
Weighted-average interest rate	5.0%	5.6%

	At December 31,
	2008	2007

Weighted-average interest rate	5.2%	5.2%

The reduction in weighted-average interest rates in 2008 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $41.1 million for the year ended December 31, 2008, compared to $28.0 million for the same period in 2007.

(C)	Related to the Company’s purchase of approximately $66.9 million face amount of its outstanding senior notes at a discount to par, resulting in a gain.

(D)	Primarily related to a $5.4 million loan loss reserve associated with a note receivable as well as litigation costs related to a potential liability associated with a legal verdict.

Other (in thousands)

	2008	2007	$ Change	% Change

Equity in net income of joint ventures(A)	$17,719	$43,229	$(25,510)	(59.0)%
Impairment of joint venture investments(B)	(106,957)	—	(106,957)	100.0
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes(C)	17,501	14,715	2,786	18.9

(A)	A summary of the decrease in equity in net income of joint ventures for the year ended December 31, 2008, is composed of the following (in millions):

(Decrease)

Decrease in gains from sale transactions and related income as compared to 2007(1)	$(9.4)
Acquisition of assets in 2007 by unconsolidated joint ventures	(16.1)

$(25.5)

(1)	The decrease in equity in net income of joint ventures is primarily due to promoted income of $14.3 million earned in 2007, related to the sale of certain joint venture assets. Additional losses aggregating $2.9 million were recorded in 2008 related to impairment charges recorded by the Company’s joint ventures. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $96.9 million, of which the Company’s proportionate share was $20.8 million. However, $18.0 million of such amount was deferred due to the Company’s continuing involvement in certain assets.

Included in equity in net income of joint ventures is the effect of certain derivative instruments that are marked to market through earnings from the Company’s equity investment in Macquarie DDR Trust aggregating approximately $29.4 million of loss for the year ended December 31, 2008, of which the Company’s proportionate share was $1.7 million.

In addition to the sale of the DDR Markaz joint venture assets in June 2007, the Company’s unconsolidated joint ventures sold one 25.5% effectively owned shopping center and six sites formerly occupied by Service Merchandise.

(B)	The Company determined that various of its unconsolidated joint venture investments in 2008 had suffered an “other than temporary impairment” due to the then-continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, which accelerated in the fourth quarter of 2008. A summary of the impairment charges by joint venture investment is as follows for the year ended December 31, 2008 (in millions):

Various Coventry II Fund joint ventures	$14.1
DDRTC Core Retail Fund	47.3
Macquarie DDR Trust	31.7
DDR-SAU Retail Fund	9.0
DPG Realty Holdings	1.7
Central Park Solon/RO & SW Realty	3.2

$107.0

(C)	Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is warranted. During 2008, the Company recognized a $17.5 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable. Based on the Company’s evaluation of the then-current facts and circumstances, the Company determined that the valuation allowance should be released as it was more likely than not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate-related income that is projected to be recognized and other tax actions within the Company’s TRS. As of December 31, 2008, the Company had no valuation allowances recorded against its deferred tax assets.

In 2007, the Company recognized an aggregate income tax benefit of approximately $14.7 million. In the first quarter, the Company recognized $15.4 million of the benefit as a result of the reversal of a previously established valuation allowance against deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s TRS in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors included the merger of various TRS’ and the anticipated profit levels of the Company’s TRS’, which would facilitate the realization of the deferred tax assets. Based upon these factors, management determined that it was more likely than not that the deferred tax assets would be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets was no longer required.

Discontinued Operations (in thousands)

	2008	2007	$ Change	% Change

Income from discontinued operations(A)	$7,955	$15,379	$(7,424)	(48.3)%
(Loss) gain on disposition of real estate, net of tax	(4,830)	12,259	(17,089)	(139.4)

	$3,125	$27,638	$(24,513)	(88.7)%

(A)	Included in discontinued operations for the years ended December 31, 2008 and 2007, are 34 properties sold in 2009 (including two properties classified as held for sale at December 31, 2009), aggregating 3.9 million square feet, and 22 properties sold in 2008 (including one business center and one property held for sale at December 31, 2007), aggregating 1.3 million square feet; 67 properties sold in 2007 (including one property held for sale at December 31, 2006; and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet. In addition, included in discontinued operations for the year ended 2008 is $4.6 million in impairment charges.

In September 2008, the Company sold its approximate 56% interest in one of its business centers to its partner for $20.7 million and recorded an aggregate loss of $5.8 million. The Company’s partner exercised its buy-sell rights provided under the joint venture agreement in July 2008, and the Company elected to sell its interest pursuant to the terms of the buy-sell right in mid-August 2008.

Gain on Disposition of Real Estate, net (in thousands)

	2008	2007	$ Change	% Change

Gain on disposition of real estate, net(A)	$6,962	$68,851	$(61,889)	(89.9)%

(A)	Includes the following (in millions):

	Year Ended
	December 31,
	2008	2007

Transfer of assets to Domestic Retail Fund(1)(2)	$—	$1.8
Transfer of assets to TRT DDR Venture I(1)(3)	—	50.3
Land sales(4)	6.2	14.0
Previously deferred gains and other gains and losses on dispositions(5)	0.8	2.8

	$7.0	$68.9

(1)	These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets and 54 assets acquired through the merger with IRRETI. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired.

(3)	The Company transferred three recently developed assets.

(4)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(5)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

Non-controlling interests

	For the Years Ended
	December 31,
	2008	2007	$ Change	% Change

Non-controlling interests(A)	$11,078	$(17,784)	$28,862	(162.3)%

(A)	Includes the following (in millions):

Decrease

Preferred operating partnership units(1)	$9.7
DDR MDT MV (owned approximately 50% by the Company)(2)	17.0
Conversion of 0.5 million OP Units to common shares	0.9
Net decrease in net income from consolidated joint venture investments	1.3

$28.9

(1)	Preferred operating partnership units (“Preferred OP Units”) were issued in February 2007 as part of the financing of the IRRETI merger. These units were redeemed in June 2007.

(2)	Primarily as a result of the write-off of straight-line rent and impairment charges on the assets of this joint venture. See discussion above.

Net (Loss) Income attributable to DDR (in thousands)

	2008	2007	$ Change	% Change

Net (loss) income attributable to DDR	$(71,930)	$264,942	$(336,872)	(127.1)%

The decrease in net income attributable to DDR for the year ended December 31, 2008, is primarily the result of non-cash impairment charges recorded relating to the Company’s consolidated real estate assets including discontinued operations as well as its unconsolidated joint venture investments aggregating $169.2 million, net of amounts applicable to non-controlling interests, a non-cash charge of $15.8 million related to the termination of an equity award plan, and costs incurred of $28.3 million related to abandoned projects, transaction costs and other expenses partially offset by a gain on the repurchase of the Company’s senior notes of $10.5 million and lower transactional income earned during the same period in 2007 relating to the transfer of 62 assets to unconsolidated joint venture interests and the sale of 67 assets to third parties in 2007. A summary of the changes in net income attributable to DDR in 2008 compared to 2007 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)(A)	$(20.2)
Increase in consolidated impairment charges	(75.3)
Increase in general and administrative expenses(B)	(16.5)
Increase in depreciation expense	(31.7)
Decrease in interest income(C)	(3.3)
Decrease in interest expense	12.0
Increase in gain on repurchase of senior notes	10.5
Change in other expense	(25.2)
Decrease in equity in net income of joint ventures(D)	(25.5)
Increase in impairment of joint ventures investments	(107.0)
Increase in income tax benefit	2.8
Decrease in income from discontinued operations	(7.4)
Decrease in gain on disposition of real estate of discontinued operations properties	(17.1)
Decrease in gain on disposition of real estate	(61.9)
Decrease in non-controlling interest expense	28.9

Decrease in net income attributable to DDR	$(336.9)

(A)	Decrease primarily related to assets sold to joint ventures in 2007 and increased level of bad debt expense.

(B)	Includes non-cash charge of $15.8 million relating to the termination of an equity award plan.

(C)	Increase primarily related to the IRRETI merger.

(D)	Decrease primarily due to a reduction of promoted income associated with 2007 joint venture asset sales and impairment charges at two unconsolidated joint ventures in 2008.

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

FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those properties sold through the Company’s merchant building program, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.

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

In 2009, FFO attributable to DDR common shareholders was a loss of $144.6 million, as compared to income of $169.7 million in 2008 and $453.9 million in 2007. The net loss for the year ended December 31, 2009, is primarily the result of $442.8 million of net non-operating charges, as detailed below, in addition to several major tenant bankruptcies, the release of an approximate $16 million deferred tax allowance in 2008 and the impact of asset sales associated with the Company’s deleveraging efforts.

	For the Years Ended
	2009	2008	2007

Net (loss) income attributable to DDR common shareholders(A)	$(398,862)	$(114,199)	$214,008
Depreciation and amortization of real estate investments	224,207	236,344	214,396
Equity in net loss (income) of joint ventures	9,306	(17,719)	(43,229)
Joint ventures’ FFO(B)	43,665	68,355	84,423
Non-controlling interests (OP Units)	175	1,145	2,275
Gain on disposition of depreciable real estate(C)	(23,123)	(4,244)	(17,956)

FFO attributable to DDR common shareholders	(144,632)	169,682	453,917
Preferred share dividends	42,269	42,269	50,934

Total FFO	$(102,363)	$211,951	$504,851

(A)	Includes straight-line rental revenues of approximately $4.3 million, $8.0 million and $12.1 million in 2009, 2008 and 2007, respectively (including discontinued operations). In addition, includes straight-line ground rent expense of approximately $1.9 million, $1.8 million and $1.7 million in 2009, 2008 and 2007, respectively (including discontinued operations).

(B)	Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended
	2009	2008	2007

Net (loss) income(1)	$(494,955)	$24,951	$169,195
Depreciation and amortization of real estate investments	245,000	241,651	193,437
Gain on disposition of real estate, net	(843)	(7,350)	(91,111)

	$(250,798)	$259,252	$271,521

DDR ownership interest(2)	$43,665	$68,355	$84,423

(1)	Includes straight-line rental revenues of $2.7 million, $6.3 million and $9.3 million in 2009, 2008 and 2007, respectively. The Company’s proportionate share of straight-line rental revenues was $0.2 million, $0.8 million and $1.4 million in 2009, 2008 and 2007, respectively. These amounts include discontinued operations.

(2)	The Company’s share of joint venture equity in net loss was decreased by $24.8 million for the year ended December 31, 2009. The Company’s share of joint venture equity in net income was increased by $0.4 million and reduced by $1.2 million for the years ended December 31, 2008 and 2007, respectively. These amounts are related to basis differences in depreciation and adjustments to gain on sales. During the year ended December 31, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from DDR Markaz to the Domestic Retail Fund, which is included in the Company’s proportionate share of net income and FFO.

At December 31, 2009, 2008 and 2007, the Company owned unconsolidated joint venture interests relating to 274, 329 and 317 operating shopping center properties, respectively.

(C)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These dispositions are included in the Company’s FFO and, therefore, are not reflected as an adjustment to FFO. For the years ended December 31, 2009, 2008 and 2007, net gains resulting from residual land sales aggregated $4.8 million, $6.2 million and $14.0 million, respectively. For the years ended December 31, 2009, 2008 and 2007, merchant building gains, net of tax, aggregated $0.5 million, $0.4 million and $49.1 million, respectively.

The Company incurred the following net non-operating charges for the years ended December 31, 2009 and 2008, aggregating $442.8 million and $217.8 million, respectively, summarized as follows (in millions):

	For the Years Ended
	2009	2008

Loss on equity derivative instruments related to Otto investment	$199.8	$—
Impairment charges — consolidated and equity method investments	265.2	182.2
Consolidated impairment charges and loss on sales included in discontinued operations	117.6	15.3
Less portion of impairment charges and losses allocated to non-controlling interests (primarily DDR MDT MV)	(35.2)	(18.7)
Change in control and termination of an equity award plan compensation charges	15.4	15.8
Debt extinguishment costs, net loan loss reserve and other expenses offset by gain on sale of MDT units	30.0	27.1
Impairment charges, derivative (gains)/losses and losses on asset sales — equity method investments	19.0	6.6
Gain on redemption of joint venture interests	(23.9)	—
Gain on repurchase of unsecured notes	(145.1)	(10.5)

Total non-operating items	$442.8	$217.8
FFO attributable to DDR common shareholders	(144.6)	169.7

Operating FFO	$298.2	$387.5

FFO excluding the net non-operating charges detailed above, or Operating FFO, is useful to investors as the Company removes these net charges to analyze the results of its operations and assess performance of the core operating real estate portfolio. The Company did not report any significant net non-operating charges in 2007, and, as a result, Operating FFO approximated FFO.

During 2008, due to the volatility and volume of significant and unusual accounting charges and gains recorded in the Company’s operating results, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net loss determined in accordance with GAAP and FFO. The Company believes that FFO excluding the net non-operating charges and gains detailed above, or Operating FFO, along with reported GAAP measures, enables management to analyze the results of its operations and asset performance of its operating real estate and also may be useful to investors. Prior to 2008, the Company did not determine Operating FFO as its Operating FFO generally approximated FFO due to the greater stability and consistency in its operations. The Company will continue to evaluate the usefulness and relevance of the reported Non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring, and could be reasonably expected to recur in its future results of operations.

Operating FFO is a non-GAAP financial measure, and as described above, its use combined with the required primary GAAP presentations, has been beneficial to management in improving the understanding of its operating results among the investing public and making comparisons of other REITs operating results to the Company’s more meaningful. The adjustments above may not be comparable to what others REITs or real estate companies may do to their results of operations, and differs from NAREIT’s definition of FFO.

Operating FFO has the same limitations as FFO as described above and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. Operating FFO does not represent cash generated from operating activities determined in accordance with GAAP, and is not a measure of liquidity or an indicator of our ability to make cash distributions. The Company believes that to further understand its performance, Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on capital to buy, develop and improve its shopping center properties. Events in 2008 and early 2009, including failures and near-failures of a number of large financial services companies, have made the capital markets increasingly volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. In the event our lenders declare a default, as defined in the applicable loan documentation, this could result in our inability to obtain further funding and/or an acceleration of any outstanding borrowings.

As of December 31, 2009, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2010 and beyond. If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or the Company is unable to successfully execute its plans, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.

At December 31, 2009, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(0.775)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.020)

Amount available	$0.522

As of December 31, 2009, the Company had cash and line of credit availability aggregating $0.6 billion. As of December 31, 2009, the Company also had 242 unencumbered consolidated operating properties generating

$368.7 million, or 43.9%, of the total revenue of the Company for the year ended December 31, 2009, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements.

The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2010 and beyond. The Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing, and asset sales.

Although the Company has made considerable progress during 2009 in implementing the steps to address its objectives of reducing leverage, improving liquidity, and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations, including its ability to remain compliant with its covenants.

Part of the Company’s overall strategy includes addressing debt maturing in 2010 and years following. As part of this strategy, in February 2010, the Company issued and sold 42.9 million common shares in an underwritten offering. Net proceeds from the sale of the common shares of approximately $338.1 million were utilized to repay debt. In January and February 2010, the Company used its continuous equity program to sell approximately 5.0 million common shares generating an additional $46.1 million in net proceeds that were also used to repay debt. In February 2010, the Company announced the commencement of a cash tender offer for any and all of its outstanding 5.00% senior notes due 2010, any and all of its 4.625% senior notes due 2010 and any and all of its outstanding 5.25% senior notes due 2011. The Company expects to utilize its availability under the revolving credit facilities to fund the tender. The Company may issue long-term debt to repay all or a portion of the borrowings drawn on its revolving credit facilities.

The Company has been very careful to balance the amount and timing of its debt maturities. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that may materially affect its expected financial results as interest rates in the future will likely be higher than current rates. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The approval process from the lenders has slowed, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms, in general, pricing spreads have declined and loan-to-values ratios are lower than historic norms but better than the past year. Moreover, the Company continues to look beyond 2010 to ensure that the Company is prepared if the current credit market dislocation continues (see Contractual Obligations and Other Commitments).

At December 31, 2009, the Company’s 2010 debt maturities consist of $328.7 million of unsecured notes, of which $151.3 million mature in May 2010 and $177.4 million mature in August 2010; $327.5 million of consolidated mortgage debt; $26.2 million of construction loans; $775.0 million of Unsecured Revolving Credit Facilities (subject to extension as described above); and $842.8 million of unconsolidated joint venture mortgage debt (of which the Company’s proportionate share is $240.9 million). The Company’s Unsecured Revolving Credit Facilities allow for a one-year extension option at the option of the Company to June 2011. The Company repaid approximately $10.0 million of the 2010 mortgage debt maturities in February 2010. At December 31, 2009, the Company’s unconsolidated joint venture mortgage debt, attributable to the Coventry II Fund assets (see Coventry II Fund discussion above) that matured in 2009 and is maturing in 2010 aggregated $84.7 million and $310.7 million, respectively (of which the Company’s proportionate share is $9.1 million and $47.7 million, respectively). At December 31, 2009, the remainder of the Company’s unconsolidated joint venture mortgage debt maturing in 2010 aggregated $532.1 million, of which the Company’s proportionate share is approximately $193.2 million.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Cash flow provided by operating activities	$228,948	$392,002	$420,745
Cash flow provided by (used for) investing activities	150,884	(468,572)	(1,162,287)
Cash flow (used for) provided by financing activities	(381,361)	56,235	763,333

Operating Activities:  The decrease in cash flow from operating activities in 2009 as compared to 2008 is primarily due to a decrease in the level of distributions from the Company’s unconsolidated joint ventures and the impact from the previously discussed bankruptcies and asset dispositions.

Investing Activities:  The change in cash flow from investing activities in 2009 as compared to 2008 is primarily due to a reduction in spending for redevelopment and ground-up development projects, as well as an increase in the level of proceeds generated from asset dispositions.

Financing Activities:  The change in cash flow from financing activities in 2009 as compared to 2008 is primarily due to debt repurchases partially offset by a reduction in the cash dividends paid in 2009 and increased proceeds from the issuance of common shares and senior notes.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $106.8 million in 2009, as compared to $290.9 million and $371.0 million of cash dividends in 2008 and 2007, respectively. Accordingly, federal income taxes have not been incurred within the REIT for 2009.

The Company declared a quarterly dividend of $0.20 per common share for the first and second quarters of 2009, payable in either cash or common shares at the election of shareholders, provided that the dividends payable in cash could not exceed 10% of the aggregate dividend. The Company paid a third and fourth quarter dividend of $0.02 per common share payable entirely in cash. The Company will continue to monitor the 2010 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders, to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2009 Activity

Strategic Transactions

Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30.0 million common shares to the Investor and certain members of the Otto family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of approximately $112.5 million. In addition, the Company issued warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company issued additional common shares to the Otto Family in an amount equal to dividends payable in shares declared by the Company after February 23, 2009 and prior to the applicable closing of the stock purchase to the extent payable in common shares which the dividend is payable to all shareholders all or in part with Company stock. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.”

On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction occurred in two closings. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,071,428 common shares as a result of the first quarter 2009 dividend to the Otto Family, associated with the initial 15.0 million common shares, and 1,787,304 common shares, as a result of the first and second quarter 2009 dividends to the Otto Family associated with the second 15.0 million common shares. As a result, the Company issued 32.8 million common shares and warrants to purchase 10.0 million common shares to the Otto Family in 2009.

The shareholders’ approval of the Otto Transaction in April 2009 resulted in a “potential change in control” under the Company’s equity-based award plans. In addition, in September 2009 as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options became fully exercisable and all restrictions on unvested shares lapsed, and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, the Company recorded charges for the year ended December 31, 2009, of $15.4 million.

The equity forward commitments and warrants are considered derivatives. However, the equity forward commitments and warrants did not qualify for equity treatment due to the existence of downward price protection provisions. As a result, both instruments were required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration. Accordingly, the Company reported an aggregate non-cash loss of $199.8 million relating to the valuation adjustments associated with these instruments for the year ended December 31, 2009.

DDR Macquarie Fund

In 2003, the Company entered into a joint venture with Macquarie DDR Trust (ASX: MDT) (“MDT”), which is managed by an affiliate of Macquarie Group Limited (ASX: MQG), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund”). MDT is governed by a board of directors that includes three members selected by DDR, three members selected by MQG and three independent members. The Company has been engaged to provide day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel dispositions) and financing.

During December 2008, the Company and MDT modified certain terms of their investment that provided for the redemption of the Company’s interest with properties in the MDT US LLC in lieu of cash or MDT shares. In October 2009, the MDT unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and, assumption of $65.3 million of non-recourse debt, and an initial cash payment of $1.6 million was made to the DDR Macquarie Fund. The redemption transaction was effectively considered a business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s then-investment basis in the joint venture. The Company remains the joint manager for MDT and continues to lease and manage the remaining assets in the DDR Macquarie Fund and earn fees for those services.

The Company believes this transaction will simplify the ownership structure of the joint venture and enhance flexibility for both DDR and MDT and lower the Company’s leverage. As a result of this transaction, the Company’s proportionate share of unconsolidated joint venture debt was reduced by approximately $146 million, offset by the assumption of debt by the Company of approximately $65.3 million resulting in an overall reduced leverage of approximately $80 million.

Macquarie DDR Trust

In the third quarter of 2009, the Company liquidated its investment in MDT for aggregate proceeds of $6.4 million. The Company recorded a gain on sale of these units of approximately $2.7 million for the year ended December 31, 2009, which is included in other income on the consolidated statement of operations. During 2008, the Company recognized an other than temporary impairment charge of approximately $31.7 million on this investment.

Dispositions

As part of the Company’s deleveraging and portfolio management strategy, the Company is actively marketing non-prime assets for sale. The Company considers prime assets as those assets that the Company intends to hold for a long term and not offer for sale to a third party. Opportunities for large portfolio asset sales are not occurring as frequently; therefore, the Company is focusing on selling single-tenant assets and smaller shopping centers. For certain real estate assets, both wholly-owned and unconsolidated, in which the Company has entered into agreements and are subject to contingencies subsequent to December 31, 2009, a loss of approximately $5.7 million could be recorded by the Company if all such sales were consummated on the terms currently being negotiated. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.

In 2009, the Company sold the following properties:

	Company-Owned	Sales
	Square Feet	Price	Net (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties(A)	3,871	$332.7	$(24.5)

(A)	The Company sold 34 shopping center properties in various states. The net loss excludes the impact of $74.1 million in related impairment charges.

In 2009, the Company’s unconsolidated joint ventures sold the following properties, excluding those purchased by other unconsolidated joint venture interests:

	Company’s	Company-		Company’s
	Effective	Owned Square	Sales	Proportionate
	Ownership	Feet	Price	Share of Loss
Location	Percentage	(Thousands)	(Millions)	(Millions) (A)

DPG Realty Holding (2 assets)	10.0%	163.0	$10.1	$(0.3)
DDR Macquarie Fund (8 assets)	14.5%	1,750.5	118.3	(0.7)
Service Holdings (2 assets)	20.0%	136.9	12.7	(0.5)
Coventry II DDR Ward Parkway	20.0%	388.4	—	(5.8)

		2,438.8	$141.1	$(7.3)

(A)	The Company’s proportionate share of loss was reduced by the impairment charges recorded against the Company’s investment in such joint venture.

Acquisitions, Developments, Redevelopments and Expansions

During the year ended December 31, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $635.9 million ($331.8 million by the Company, (which includes the acquisition of assets that were generally in exchange for a partnership interest and did not involve the use of cash), and $304.1 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties. The Company’s development, redevelopment and expansion activity is summarized below.

The Company expects to continue to reduce its spending in 2010 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2010. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria include a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures which own assets under development as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.

Development (Wholly-Owned and Consolidated Joint Ventures)

At December 31, 2009, approximately $323.7 million of costs were incurred in relation to the Company’s three wholly-owned and consolidated joint venture development projects substantially completed and three projects under construction. The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	($ Millions)	Description

Boise (Nampa), Idaho	431,689	$25.3	Community Center
Boston (Norwood), Massachusetts	56,343	4.1	Community Center
Austin (Kyle), Texas(A)	443,092	16.5	Community Center

Total	931,124	$45.9

(A)	Consolidated 50% joint venture.

In addition to these current developments, several of which will be phased in, the Company and its joint venture partners intend to commence construction on various other developments, including several international projects, only after substantial tenant leasing has occurred, acceptable construction financing is available and equity capital contributions can be funded.

The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of December 31, 2009, is as follows (in millions):

Funded as of December 31, 2009	$323.7
Projected net funding during 2010	28.1
Projected net funding thereafter	23.5

Total	$375.3

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)

The Company is currently expanding/redeveloping a wholly-owned shopping center in Miami (Plantation), Florida, at a projected aggregate net cost of approximately $89.4 million. At December 31, 2009, approximately $78.2 million of costs had been incurred in relation to the redevelopment of this project.

2008 Activity

Strategic Real Estate Transactions

DDR MDT Trust

In February 2008, the Company began purchasing units of MDT, its joint venture partner in the DDR Macquarie Fund. Through the combination of its purchase of the units in MDT (8.3% ownership on a weighted-average basis for the year ended December 31, 2008, and 12.3% ownership as of December 31, 2008) and its 14.5% direct and indirect ownership of the DDR Macquarie Fund, DDR had an approximate 25.0% effective economic interest in the DDR Macquarie Fund as of December 31, 2008. Through December 31, 2008, as described in filings with the Australian Securities Exchange (“ASX Limited”), the Company had purchased an aggregate 115.7 million units of MDT in open market transactions at an aggregate cost of approximately $43.4 million. As the Company’s direct and indirect investments in MDT and the DDR Macquarie Fund gave it the ability to exercise significant influence over operating and financial policies, the Company accounted for its interest in both MDT and the DDR Macquarie Fund using the equity method of accounting.

At December 31, 2008, the market price of the MDT shares as traded on the ASX Limited was $0.04 per share, as compared to $0.25 per share at September 30, 2008. This represented a decline of over 80% in value in the fourth quarter of 2008. Due to the significant decline in the unit value of this investment, as well as the then continued deterioration of the global capital markets and the related impact on the real estate market and retail industry, the Company determined that the loss in value was other than temporary. Accordingly, the Company recorded an impairment charge of approximately $31.7 million related to this investment reducing its investment in MDT to $4.8 million at December 31, 2008. This investment was liquidated in 2009 for a gain of $2.7 million (see 2009 Strategic Transactions).

Dispositions

In 2008, the Company sold the following properties:

	Company-Owned	Sales
	Square Feet	Price	Net Gain/(Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties(A)	981	$111.8	$1,330
Business Center Properties(B)	291	20.7	(5,819)

	1,272	$132.5	$(4,489)

(A)	The Company sold 21 shopping center properties in various states.

(B)	Represents the sale of a consolidated joint venture asset. The Company’s ownership was 55.84% and the amount reflected above represents the proceeds received by the Company.

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

The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate related assets of approximately $3.1 billion were recorded by the Company, and approximately $3.0 billion were recorded by the joint venture with TIAA-CREF (“DDRTC Core Retail Fund”). The IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single-tenant/net leased retail properties, comprising approximately 35.2 million square feet of total GLA, of which 66 shopping centers comprising approximately 15.6 million square feet of total GLA are in the joint venture with TIAA-CREF. The Company sold 78 assets acquired from IRRETI to third parties throughout 2007.

DDR Macquarie Fund

During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet, to DDR Macquarie Fund. The aggregate purchase price for the properties was $49.8 million. The assets were acquired by the Company as part of its acquisition of IRRETI in 2007, and, as a result, the Company did not record a gain on the transaction.

Domestic Retail Fund

In June 2007, the Company formed Domestic Retail Fund, a Company-sponsored, fully-seeded commingled fund. The Domestic Retail Fund acquired 63 shopping center assets aggregating 8.3 million square feet from the Company and a joint venture of the Company for approximately $1.5 billion. The Domestic Retail Fund is composed of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the sale of assets to the Domestic Retail Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz Joint Venture recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. The Company has been engaged by the Domestic Retail Fund to perform day-to-day operations of the properties and receives ongoing fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz Joint Venture to the Domestic Retail Fund, the Company recognized promoted income of approximately $13.6 million, which was included in equity in net income of joint ventures and FFO during 2007.

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

ECE Projektmanagement Joint Venture

In May 2007, ECE Projektmanagement G.m.b.H & Co. KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the Company formed a new joint venture (“ECE Joint Venture”) to fund investments in retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE, of which the Investor is currently the Chairman of the Executive Board. This joint venture is consolidated by the Company. The Company intends to commence construction on the various developments only after substantial tenant leasing has occurred and construction financing is available. While there are no assurances any of these proposed development projects will be undertaken, they provide a source of potential development projects over the next several years.

Acquisitions

In 2007, the Company acquired the following shopping center assets:

	Company-	Gross
	Owned Square	Purchase
	Feet	Price
Location	(Thousands)	(Millions)

IRRETI merger (see 2007 Strategic Real Estate Transactions)	17,273	$3,054.4
Coventry I(A)	—	13.8
San Antonio, Texas(B)	207	16.9

	17,480	$3,085.1

(A)	Reflects the Company’s purchase price associated with the acquisition of its partner’s approximate 25% ownership interest.

(B)	The Company purchased a 50% equity interest through its investment in this joint venture. This asset is consolidated by the Company.

In 2007, the Company’s unconsolidated joint ventures acquired the following shopping center properties, excluding those assets purchased from the Company or its unconsolidated joint ventures:

	Company-Owned
	Square Feet	Gross Purchase
Location	(Thousands)	Price (Millions)

DDR — SAU Retail Fund(A)	2,277	$30.4
DDRTC Core Retail Fund(B)	15,638	2,998.6
Homestead, Pennsylvania(C)	99	5.4
Lyndhurst, New Jersey(D)	78	20.9
Sao Bernardo Do Campo, Brazil(E)	—	24.6

	18,092	$3,079.9

(A)	The Company acquired a 20% equity interest in this joint venture, consisting of 28 properties in nine states. The Company’s equity interest in these properties was acquired as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(B)	The Company purchased a 15% equity interest in this joint venture, consisting of 66 properties in 14 states. This investment was formed as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(C)	The DDRTC Core Retail Fund joint venture acquired one shopping center asset.

(D)	The DDR — SAU Retail Fund joint venture acquired one shopping center asset.

(E)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 73% ownership interest.

Development, Redevelopment and Expansions

As of December 31, 2007, the Company had substantially completed the construction of the Chicago (McHenry), IL, and San Antonio (Stone Oak), TX, shopping centers at an aggregate net cost of $151.2 million.

During the year ended December 31, 2007, the Company completed expansions and redevelopment projects located in Hamilton, NJ, and Ft. Union, UT, at an aggregate net cost of $32.7 million. During the year ended December 31, 2007, the Company’s unconsolidated joint ventures completed an expansion and redevelopment project located in Phoenix, AZ, at an aggregate net cost of $21.9 million.

Dispositions

In 2007, the Company sold the following properties:

	Company-
	Owned	Sales
	Square Feet	Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Core Portfolio Properties(A)	6,301	$589.4	$12.3
Transfer to Unconsolidated Joint Venture Interests
Domestic Retail Fund(B)	8,342	1,201.3	1.8
TRT DDR Venture I(C)	682	161.5	50.3
DDR Macquarie Fund(D)	515	49.8	—

	15,840	$2,002.0	$64.4

(A)	The Company sold 67 shopping center properties in various states.

(B)	The Company contributed 54 assets acquired through the acquisition of IRRETI and two assets from the Company’s wholly-owned portfolio to the joint venture. The Company retained a 20% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 20% ownership interest (see 2007 Strategic Real Estate Transactions).

(C)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 10% ownership interest in these assets. The amount includes 100% of the selling price; the Company deferred the portion of the gain associated with its 10% ownership interest (see 2007 Strategic Real Estate Transactions).

(D)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 14.5% ownership interest in these assets. The amount includes 100% of the selling price. The Company did not record a gain on the contribution of these assets, as they had been recently acquired through the merger with IRRETI.

In 2007, the Company’s unconsolidated joint ventures sold the following properties, excluding those purchased by other unconsolidated joint venture interests:

	Company’s	Company-		Company’s
	Effective	Owned Square	Sales	Proportionate
	Ownership	Feet	Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Overland Park, Kansas	25.5%	61.0	$8.2	$0.3
Service Holdings (6 assets)	20.0%	356.4	27.2	1.3

		417.4	$35.4	$1.6

In addition to the gains reflected above, in 2007 the Company received $13.6 million of promoted income relating to the sale of assets from DDR Markaz to Domestic Retail Fund, which is included in the Company’s proportionate share of net income.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and two management and development companies. Such arrangements are generally with institutional investors and various developers throughout the United States.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

	Effective		Company-Owned	Total
	Ownership		Square Feet	Debt
Unconsolidated Real Estate Ventures	Percentage(A)	Assets shopping centers Owned	(Thousands)	(Millions)

DDRTC Core Retail Fund	15.0%	66 shopping centers in several states	15,748	$1,718.4
Domestic Retail Fund	20.0	63 shopping centers in several states	8,278	967.0
Sonae Sierra Brazil BV Sarl	42.5	Ten shopping centers and a management company in Brazil	3,783	97.7
DDR — SAU Retail Fund	20.0	29 shopping centers in several states	2,376	226.2

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Funding for Joint Ventures

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $4.8 million at December 31, 2009. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $70.9 million at December 31, 2009, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company has advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrues interest at the greater of LIBOR plus 700 basis points or 12% and a default rate of 16%, and has an initial maturity of July 2011. The Company reserved this entire advance in 2009 (see Coventry II Fund discussion below). In addition, the Company guaranteed base rental income from one to three years at certain centers held through Service Holdings, aggregating $2.2 million at December 31, 2009. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guaranty.

Coventry II Fund

At December 31, 2009, the Coventry II Fund and the Company, through a series of joint ventures, owned nine value-added retail properties and 42 sites formerly occupied by Service Merchandise. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry II Fund, above a preferred return after return of capital to fund investors (see Legal Matters).

As of December 31, 2009, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.6 million. This basis reflects impairment charges aggregating $52.4 million and $14.1 million for the years ended December 31, 2009 and 2008, respectively. As discussed above, the Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to the development of the project in Bloomfield Hills, Michigan, (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $25.7 million at December 31, 2009.

Although the Company will not acquire additional assets through the Coventry II Fund joint ventures, additional funds may be required to address ongoing operational needs and costs associated with the joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri, being transferred to the lender in March 2009 as discussed below.

For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008, and on February 24, 2009, the lender for the land loan sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan and in July 2009, paid such guaranty in full in exchange for a complete release from the lender). The above referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan project is cross-defaulted with this third-party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan. The lender for the land loan subsequently filed a foreclosure action and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. During the fourth quarter, the Company determined that, due to the current status of the existing lender foreclosure action and other litigation related to the project as well as current market and economic conditions, management of the joint venture has not definitively or formally made a determination as to whether development of the project would be resumed. Consequently, the Company determined that the fair value of the joint venture assets, consisting of land and development costs, was insufficient to repay the Company’s note receivable. As a result, in December 2009, the Company recorded a charge of $66.9 million on the carrying value of the note receivable, including accrued interest, based upon the estimated fair value of the land and its improvements. This charge is reflected in the impairment of the joint venture investments line item in the consolidated statement of operations for the year ended December 31, 2009.

Five of the remaining Coventry II Fund joint ventures also have third-party credit facilities that matured.

For the Kansas City, Missouri project, a $35.0 million loan matured on January 2, 2009, and on January 6, 2009, the lender sent to the borrower a formal notice of default (the Company did not provide a payment guaranty with respect to such loan). On March 26, 2009, the Coventry II Fund joint venture transferred its ownership of this property to the lender. The Company recorded a $5.8 million loss related to the write-off of the book value of its equity investment. Pursuant to the agreement with the lender, the Company initially managed the shopping center while the Coventry II Fund marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company elected to terminate its management agreement for the shopping center, effective on June 30, 2009. The joint venture has the ability to receive excess sale proceeds depending upon the timing and terms of a future sale arrangement.

For the Merriam, Kansas project, a $17.0 million land loan matured on January 20, 2009, and on February 17, 2009, the lender sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $2.2 million with respect to such loan). On July 21, 2009, the Company closed on a three-party transaction with the lender and the Coventry II Fund, pursuant to which the Coventry II Fund transferred to the Company its entire interest in the project, the lender released the Coventry II Fund from its payment guaranty, and the lender extended the loan. As a result, the Merriam, Kansas project now is wholly owned by the Company, and the debt matures on May 31, 2011.

For the San Antonio, Texas project, a $20.9 million loan matured on July 7, 2009. On November 9, 2009, the Company, the Coventry II Fund and the lender executed a modification agreement extending the term of the loan to November 9, 2011. The Company did not provide a payment guaranty with respect to such loan.

For the Kirkland, Washington project and Benton Harbor, Michigan project, loans in the amounts of $29.5 million and $16.0 million, respectively, matured on September 30, 2009. The Company provided payment guaranties in the amount of $5.9 million and $3.2 million, respectively, with respect to such loans. The Coventry II Fund and the Company are in negotiations with the lender to extend such loans.

On April 8, 2009, the lender of the Service Merchandise portfolio sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company provided a payment guaranty in the amount of $1.8 million with respect to such loan. The Coventry II Fund is exploring a variety of strategies to pay down the outstanding obligation and is negotiating forbearance terms with the lender.

On August 13, 2009, the senior and mezzanine lenders in the Cincinnati, Ohio, project sent to the borrowers a formal notice of default, based upon the borrowers’ inability to fund mezzanine loan payments and protective advances. The Company did not provide a payment guaranty with respect to such loan. The Coventry II Fund is exploring restructuring strategies with the lenders.

On September 22, 2009, the lender on the Orland Park, Illinois project sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. The Company did not provide a payment guaranty with respect to such loan.

Coventry II DDR Merriam Village

As indicated above, in the third quarter of 2009, the Company acquired its partner’s 80% interest in Merriam Village project in Merriam, Kansas through the assumption and guaranty of $17.0 million face value of debt, of which the Company had previously guaranteed 20%. DDR did not expend any funds for this interest. In connection with DDR’s assumption of the remaining 80% guaranty, the lender agreed to modify and extend this secured mortgage.

Other Joint Ventures

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR-SAU Retail Fund pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guaranty to the third party lending institution(s) providing construction financing.

The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $4.5 billion and $5.8 billion at December 31, 2009 and 2008, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $30.4 million at December 31, 2009.

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

For the year ended December 31, 2009, $18.5 million of net losses related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total debt outstanding at December 31, 2009, was approximately $5.2 billion, as compared to approximately $5.9 billion and $5.5 billion at December 31, 2008 and 2007, respectively.

For the year ended 2009, the Company purchased approximately $816.2 million aggregate principal amount of its outstanding senior unsecured notes (of which $404.8 million related to convertible notes) at a discount to par resulting in gains of approximately $145.1 million. These gains were reduced by approximately $20.9 million due to the adoption of the standard Accounting for Convertible Debt That May Be Settled in Cash Upon Conversion in the first quarter of 2009. This standard requires that debt issuers separately recognize the liability and equity components of convertible instruments that may be settled in cash upon conversion. As a result of the adoption, the initial debt proceeds from the offering of the Company’s $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability and equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued traditional senior unsecured notes. Accordingly, the debt balances on the Company’s balance sheet relating to the convertible debt were reduced such that non-cash interest expense would be recognized with a corresponding increase to the convertible debt balance.

The volatility in the debt markets during 2009 has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet would allow the Company to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost financing available.

Financings aggregated $5.8 billion during the three years ended December 31, 2009, and are summarized as follows (in millions):

	2009		2008		2007

Equity:
Common shares	$317.0	(A)	$41.9	(A)	$1,140.8	(D)
Preferred OP Units	—		—		484.2	(E)

Total equity	317.0		41.9		1,625.0
Debt:
Unsecured notes	300.0	(B)	—		—
Construction	24.2		116.9		104.3
Permanent financing	561.9	(C)	350.0		30.0
Mortgage debt assumed	65.4		17.5		446.5
Convertible notes	—		—		657.8	(F)
Unsecured term loan	—		—		750.0	(G)
Secured term loan	—		—		400.0	(H)

Total debt	951.5		484.4		2,388.6

	$1,268.5		$526.3		$4,013.6

(A)	The Company issued 56.3 million shares and 8.3 million shares in 2009 and 2008, respectively.

(B)	In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to investors at 99.42% of par with a yield to maturity of 9.75%.

(C)	In November 2009, the Company closed the securitization of a $400 million, five-year loan that was originated in October 2009. The blended interest rate on the loan is 4.225% and is secured by a pool of 28 assets. The triple-A rated portion of the certification in the securitization constituted “eligible collateral” under the Term Asset-Backed Securities Loan Facility (“TALF”), provided by the Federal Reserve Bank of New York.

(D)	Approximately 5.7 million common shares, aggregating $394.2 million, were issued to IRRETI shareholders in February 2007. The Company issued 11.6 million common shares in February 2007 for approximately $746.6 million upon the settlement of the forward sale agreements entered into in December 2006.

(E)	Issuance of 20 million preferred OP Units (units issued by one of the Company’s partnerships) with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary in February 2007. In accordance with the terms of the agreement, the preferred OP Units were redeemed at 97.0% of par in June 2007.

(F)	Issuance of 3.00% convertible senior unsecured notes due 2012 (“2007 Senior Convertible Notes”). Included in the $657.8 million disclosed above is $57.8 million of debt accretion. The notes have an initial conversion rate of approximately 13.3783 common shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $74.75 per common share and a conversion premium of approximately 20.0% based on the last reported sale price of $62.29 per common share on March 7, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $117.0 million of its common shares. In connection with the offering, the Company entered into an option agreement, settled in the Company’s common shares, with an investment bank that had the economic impact of effectively increasing the initial conversion price of the notes to $87.21 per common share, which represents a 40% premium based on the March 7, 2007 closing price of $62.29 per common share. The cost of this arrangement was approximately $32.6 million and was recorded as an equity transaction in the Company’s consolidated balance sheet. The Company repurchased $274.8 million and $17.0 million of the 2007 Senior Convertible Notes during the years ended December 31, 2009 and 2008, respectively.

(G)	This facility bore interest at LIBOR plus 0.75% and was repaid in June 2007.

(H)	This facility bears interest at LIBOR plus 1.20% and matures in February 2011. This facility allows for a one-year extension option.

CAPITALIZATION

At December 31, 2009, the Company’s capitalization consisted of $5.2 billion of debt, $555 million of preferred shares and $1.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $9.26, the closing price of the common shares on the New York Stock Exchange at December 31, 2009), resulting in a debt to total market capitalization ratio of 0.68 to 1.0, as compared to the ratios of 0.83 to 1.0 and 0.52 to 1.0 at December 31, 2008 and 2007, respectively. The closing price of the common shares on the New York Stock Exchange was $4.88 and $38.29 at December 31, 2008 and 2007, respectively. At December 31, 2009, the Company’s total debt consisted of $3.7 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $400 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At December 31, 2008, the Company’s total debt consisted of $4.4 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.

It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain an investment grade rating with Moody’s Investors Service and re-establish an investment grade rating with Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings. In August 2009, one of the Company’s rating agencies reduced the Company’s debt rating to below investment grade.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 27 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt(A)	Leases

2010	$1,457,396	$5,098
2011	1,404,243	4,981
2012	634,076	4,884
2013	457,809	4,446
2014	446,170	3,975
Thereafter	778,969	149,548

	$5,178,663	$172,932

(A)	Included in principal payments are $775.0 million in 2010 and $800.0 million in 2011 associated with the maturing of the Revolving Credit Facilities and the Term Loan, respectively, both of which have a one-year extension option, subject to certain requirements.

As of December 31, 2009 and 2008, the Company had seven loans, with total commitments of up to $77.7 million in each period, of which approximately $69.5 million and $62.7 million, respectively, had been funded.

At December 31, 2009, the Company had letters of credit outstanding of approximately $85.9 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $48.6 million with general contractors for its wholly-owned and consolidated joint venture properties at December 31, 2009. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

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

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. As of December 31, 2009, the remaining debt service obligation guaranteed by the Company was $10.1 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guaranties. To date, tax revenues have exceeded the debt service payments for these bonds.

The Company routinely enters into contracts for the maintenance of its properties, which typically can be canceled upon 30 to 60 days notice without penalty. At December 31, 2009, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.5 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, reimbursement of various expenses, and health and welfare benefits, and may also provide for certain perquisites (which may include insurance coverage, country or social club expenses, or reimbursement for certain business expenses). The contracts for the Company’s Executive Chairman of the Board and President and Chief Executive Officer extend through December 31, 2012. The contracts for the other executive officers contain a one-year “evergreen” term and are subject to cancellation without cause upon at least 90 days notice.

The Company continually monitors its obligations and commitments. There have been no material items entered into by the Company since December 31, 2003, through December 31, 2009, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”

INFLATION

Most of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, permitting the Company to seek increased rents at market rates upon renewal. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ECONOMIC CONDITIONS

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and, as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely continue to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2010. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.0% of total 2009 consolidated revenues (Walmart at 5.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized, and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The Company monitors potential credit issues of its tenants and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility of outstanding accounts receivable, the Company evaluates the related real estate for recoverability, as well as any tenant-related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions that have led to stronger retailers out-positioning some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall gross leasable area, and, therefore, the Company does not expect these closings to have a material adverse effect on the Company’s long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns with the exception of the last two years. In the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, and it has very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96%. Although the Company experienced a decline in occupancy beginning in the fourth quarter of 2008, at December 31, 2009, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, is at 89.0%. Notwithstanding the decline in occupancy, the Company continues to sign a large number of new leases as well as renewals. While leasing spreads continue to be a challenge, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The Company has an Anchor Store Redevelopment Department staffed with seasoned leasing professionals dedicated to re-leasing vacant anchor space created by recent bankruptcies and store closings. While tenants may come and go over time, shopping centers that are well located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

LEGAL MATTERS

The Company is a party to various joint ventures with the Coventry II Fund through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements, and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. The court has not yet ruled on the Company’s motion.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures, since the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction currently is scheduled for April 6, 2010. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company is pursuing an appeal of the verdict. Included in other liabilities on the consolidated balance sheet is a provision that represents management’s best estimate of loss based upon a range of liability. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the jury verdict, there can be no assurance that the Company will be successful in its appeal.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. Its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

New Accounting Standards Implemented with Retrospective Application

The following accounting standards were implemented on January 1, 2009, with retrospective application as appropriate. As a result, the consolidated financial statements presented herein have been adjusted as required by the provisions of these standards.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Non-Controlling Interests in Consolidated Financial Statements. A non-controlling interest, sometimes referred to as a minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment); and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This guidance was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. As required by the standard, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the consolidated balance sheet, as of December 31, 2008, and the consolidated statements of operations for all periods presented. The Company’s consolidated balance sheets no longer have a line item referred to as minority interests. Equity at December 31, 2008, was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of this standard, the Company also adopted the recent revisions to Classification and Measurement of Redeemable Securities. As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except that, due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million at December 31, 2008, are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unitholder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements, the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The standard prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of this standard and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. This standard must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

This standard was adopted by the Company as of January 1, 2009, with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s consolidated balance sheet at December 31, 2008, was adjusted to show a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest, and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with this standard, the guidance under Classification and Measurement of Redeemable Securities was also amended, whereas the equity component related to the convertible debt would need to be evaluated if the convertible debt were currently redeemable at the balance sheet date. Because the Company’s convertible debt was not redeemable at December 31, 2008, no evaluation is required as of December 31, 2009.

For the year ended December 31, 2008, the Company adjusted the consolidated statement of operations to reflect additional non-cash interest expense of $13.1 million net of the impact of capitalized interest, pursuant to the provisions of this standard. The consolidated statement of operations for the year ended December 31, 2009, reflects additional non-cash interest expense of $12.2 million. In addition, the Company’s gain on the repurchases of senior unsecured notes during the years ended December 31, 2009 and 2008, were reduced by $20.9 million and $1.1 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as required by the provisions of this standard.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Earnings per Share. Under the guidance in this standard, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data is required to be adjusted retrospectively. As a result, the Company’s earnings per share calculations for all periods presented have been adjusted retrospectively to reflect the provisions of this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or earnings per share calculations.

New Accounting Standards Implemented

Fair Value Measurements

In September 2006, the FASB issued Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. This standard establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The standard applies whenever other standards require assets or liabilities to be measured at fair value. This standard also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The

Company adopted this standard for its disclosure requirements and its financial assets and liabilities on January 1, 2008. For nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (i.e., real estate and other long-lived assets), the Company adopted this standard on January 1, 2009. The adoption of this standard affected the valuation of the Company’s impairment charges on joint venture investments (i.e., financial assets) of $184.6 million and $107.0 million for the years ended December 31, 2009 and 2008, respectively, and the impairment charges on consolidated real estate assets (i.e., nonfinancial assets) of $154.7 million recorded for the year ended December 31, 2009.

Business Combinations

In December 2007, the FASB issued Business Combinations. The objective of this standard is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this standard establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations, depending on the size of a transaction and the amount of costs incurred. The impact of this standard resulted in a gain on redemption of joint venture interests of $23.9 million.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of an intangible asset determined under Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under Business Combinations and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this standard applies prospectively to intangible assets acquired after the effective date. The disclosure requirements in this standard apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This standard provides guidance on determining whether an equity-linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this standard that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. This standard is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. Due to certain downward price protection provisions provided for in the equity and warrant issuances completed with the Otto Family. The recording of these issuances to market value resulted in a charge to earnings of $199.8 million for the year ended December 31, 2009, but did not have a material impact on the Company’s financial position or cash flow.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued Equity Method Investment Accounting Considerations. This standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard applies to all investments accounted for under the equity method. This standard is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosure requirements of this standard beginning in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value. Prior to the issuance of this standard, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this standard, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. This standard is effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted the financial statement disclosure requirements of this standard beginning in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This standard also reaffirms the objective of fair value measurement, as stated in Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This standard applies prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard on July 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting for Distributions to Shareholders with Components of Stock and Cash to address diversity in practice related to the accounting for a distribution to shareholders that offers shareholders the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (“EPS”) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this standard clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance, thus eliminating the diversity in practice. The guidance is effective for interim and annual periods ending on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

New Accounting Standards to Be Implemented

Amendments to Consolidation of Variable Interest Entities

In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities, which is effective for fiscal years beginning after November 15, 2009, and introduces a more qualitative approach to evaluating VIEs for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The guidance in this standard is effective for the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company does not believe the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2009				December 31, 2008
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed-Rate Debt(A)	$3,684.0	3.3	5.7%	71.1%	$4,375.5	3.0	5.1%	74.6%
Variable-Rate Debt(A)	$1,494.7	2.0	1.5%	28.9%	$1,491.2	2.7	1.7%	25.4%

(A)	Adjusted to reflect the $400 million and $600 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 5.0% for each of the years ended December 31, 2009 and 2008.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	December 31, 2009				December 31, 2008
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted-	Weighted-
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate

Fixed-Rate Debt	$3,807.2	$785.4	4.8	5.6%	$4,581.6	$982.3	5.3	5.5%
Variable-Rate Debt	$740.5	$131.6	0.6	3.0%	$1,195.3	$233.8	1.2	2.2%

The Company intends to utilize retained cash flow, including proceeds from asset sales, debt and equity financing, including variable-rate indebtedness available under its Revolving Credit Facilities, to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly affect the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2009 and 2008, the interest rate on the Company’s $400 million and $600 million consolidated floating rate debt, respectively, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

A joint venture in which the Company had an ownership interest at December 31, 2008, DDR Macquarie Fund (see 2009 Strategic Transactions), entered into fixed-rate interest swaps that carried notional amounts of $377.3 million, of which the Company’s proportionate share was $94.3 million at December 31, 2008. These swaps converted variable-rate LIBOR to a weighted-average fixed rate of 5.1%. These derivatives were marked to market with the adjustments flowing through its income statement. The fair value adjustment at December 31, 2008, was not significant. The fair value of the swaps referred to above was calculated based upon expected changes in future benchmark interest rates.

The fair value of the Company’s fixed-rate debt is adjusted to (i) include the $400 million and $600 million that were swapped to a fixed rate at December 31, 2009 and 2008, respectively, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at December 31, 2009, is summarized as follows (in millions):

December 31, 2009	December 31, 2008
100-Basis-	100-Basis-
Point-	Point-
Increase in	Increase in
Market	Market
Carrying	Interest	Carrying	Interest
Value	Fair Value	Rates	Value	Fair Value	Rates

Company’s fixed-rate debt	$3,684.0	$3,672.1	(A)	$3,579.4	(B)	$4,375.5	$3,439.0	(A)	$3,381.3	(B)
Company’s proportionate share of joint venture fixed-rate debt	$785.4	$703.1	$681.0	$982.3	$911.0	$878.8

(A)	Includes the fair value of interest rate swaps, which was a liability of $15.4 million and $21.7 million at December 31, 2009 and 2008, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $12.2 million and $12.4 million at December 31, 2009 and 2008, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates at December 31, 2009 and 2008, would result in an increase in interest expense of approximately $14.9 million in each period for the Company and

$1.3 million and $2.3 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the twelve-month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of unsecured notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2009, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2009, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2009, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers may be disclosed on the Company’s website); and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance.”

Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 2010, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 2010. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2009, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Securities to be			Number of Securities
	Issued upon			Remaining Available for
	Exercise of		Weighted-Average	Future Issuance Under
	Outstanding		Exercise Price of	Equity Compensation Plans
	Options,		Outstanding	(excluding securities
	Warrants and		Options, Warrants	reflected
	Rights		and Rights	in column)
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	3,330,313	(2)	$29.08	4,986,319
Equity compensation plans not approved by security holders(3)	21,666		$19.79	N/A

Total	3,351,979		$29.02	4,986,319

(1)	Includes information related to the Company’s 1992 Employees’ Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan, 2004 Equity Based Award Plan and 2008 Equity Based Award Plan.

(2)	Does not include 1,143,000 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and are fully vested.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.) 1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the three years ended December 31, 2009.

Consolidated Statements of Equity for the three years ended December 31, 2009.

Consolidated Statements of Cash Flows for the three years ended December 31, 2009.

Notes to the Consolidated Financial Statements.

 2. Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2009.

III — Real Estate and Accumulated Depreciation at December 31, 2009.

IV — Mortgage Loans on Real Estate at December 31, 2009.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRTC Core Retail Fund, LLC, Macquarie DDR Trust and Coventry II DDR Bloomfield LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

b)	Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

2	2.1	Agreement and Plan of Merger, dated October 20, 2006, by and among the Company, Inland Retail Real Estate Trust, Inc. and DDR IRR Acquisition LLC	Current Report on Form 8-K (Filed with the SEC on October 23, 2006; File No. 001-11690)
2	2.2	Purchase and Sale Agreement, dated July 9, 2008, by and between the Company and Wolstein Business Enterprises, L.P.	Current Report on Form 8-K (Filed with the SEC on July 15, 2008; File No. 001-11690)
3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; File No. 001-11690)
3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.1	Specimen Certificate for Common Shares	Filed herewith
4	4.2	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Filed herewith
4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 8.0% Class G Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Filed herewith
4	4.4	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Filed herewith
4	4.5	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Filed herewith
4	4.6	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Filed herewith
4	4.7	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7.50% Class I Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Filed herewith
4	4.8	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplemental Indenture, dated as of May 10 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.13	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.14	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4	4.15	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4	4.16	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
4	4.17	Eighth Supplemental Indenture, dated as of June 29, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.18	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)
4	4.19	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.20	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.21	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.22	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.23	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.24	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
4	4.25	Seventh Amended and Restated Credit Agreement, dated June 29, 2006, by and among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.26	First Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated March 30, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on February 26, 2007; File No. 001-116907)
4	4.27	Second Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 7, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007; File No. 001-11690)
4	4.28	Third Amendment to the Seventh Amended and Restated Revolving Credit Agreement, dated December 26, 2007, by and among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 28, 2007; File No. 001-11690)
4	4.29	First Amended and Restated Secured Term Loan Agreement, dated June 29, 2006, by and among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006; File No. 001-11690)
4	4.30	Second Amendment to the First Amended and Restated Secured Term Loan Agreement, dated March 30, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2007; File No. 001-11690)
4	4.31	Third Amendment to the First Amended and Restated Secured Term Loan Agreement, dated December 10, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007; File No. 001-11690)
4	4.32	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.33	Registration Rights Agreement, dated August 28, 2006, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
10	10.1	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.2	Amended and Restated Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.6	Developers Diversified Realty Corporation 2005 Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.7	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.8	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.9	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Filed herewith
10	10.10	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Filed herewith
10	10.11	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.12	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005; File No. 001-11690)
10	10.13	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.14	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.15	Form of Unrestricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.16	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.17	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.18	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.19	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.20	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.21	Form Stock Options Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.22	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.23	Form 2009 Retention Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.24	Developers Diversified Realty Corporation Value Sharing Equity Program	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.25	Performance Units Agreement, dated March 1, 2000, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002; File No. 001-11690)
10	10.26	Performance Units Agreement, dated January 2, 2002, by and between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002; File No. 001-11690)
10	10.27	Performance Units Agreement, dated January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002; File No. 001-11690)
10	10.28	Performance Units Agreement, dated January 2, 2002, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002; File No. 001-11690)
10	10.29	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Joan U. Allgood*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.30	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Richard E. Brown*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.31	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Timothy J. Bruce*	Annual Report on form 10-K (Filed with the SEC on February 27, 200; File No. 001-116909)
10	10.32	Separation Agreement and Release, dated July 28, 2009, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.33	Employment Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008; File No. 001-11690)
10	10.34	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.35	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.36	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David J. Oakes*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.37	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and William H. Schafer*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.38	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Robin R. Walker-Gibbons*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.39	Employment Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008; File No. 001-11690)
10	10.40	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.41	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and John S. Kokinchak*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.42	Employment Agreement, dated December 29, 2008, by and between the Company and Paul Freddo*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.43	Change in Control Agreement, dated October 15, 2008, by and between the Company and Scott A. Wolstein*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008; File No. 001-11690)
10	10.44	Change in Control Agreement, dated October 15, 2008, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on October 21, 2008; File No. 001-11690)
10	10.45	Amended and Restated Change in Control Agreement, dated December 29, 2008, by and between the Company and David M. Jacobstein*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.46	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.47	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.48	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.49	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.50	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.51	Outperformance Long-Term Incentive Plan Agreement, dated February 23, 2006, by and between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.52	Form of Indemnification Agreement for directors of the Company	Current Report on Form 8-K (Filed with the SEC on April 7, 2009; File No. 001-11690)
10	10.53	Form of Indemnification Agreement for executive officers of the Company	Current Report on Form 8-K (Filed with the SEC on April 7, 2009; File No. 001-11690)
10	10.54	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.55	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.56	Stock Purchase Agreement, dated as of February 23, 2009, between Developers Diversified Realty Corporation and Alexander Otto (including the forms of Warrant, Investor Rights Agreement, Waiver Agreement, Tax Agreement and Voting Agreement)	Current Report on Form 8-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.57	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.58	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.2	Consent of PricewaterhouseCoopers LLP (DDRTC Core Retail Fund, LLC)	Filed herewith
23	23.3	Consent of PricewaterhouseCoopers LLP (Coventry II DDR Bloomfield LLC)	Filed herewith
23	23.4	Consent of PricewaterhouseCoopers (Macquarie DDR Trust)	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	DDRTC Core Retail Fund, LLC Consolidated Financial Statements	Filed herewith
99	99.2	Coventry II DDR Bloomfield LLC Consolidated Financial Statements	Filed herewith
99	99.3	Macquarie DDR Trust Consolidated Financial Statements	Filed herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRTC Core Retail Fund LLC, Macquarie DDR Trust and Coventry II DDR Bloomfield LLC have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

To The Board of Directors and Shareholders of Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries at December 31, 2009, and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion, for business combinations and non-controlling interests in 2009.

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

/s/  PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 26, 2010

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
		(As Adjusted)
	2009	2008

Assets
Land	$1,971,782	$2,073,947
Buildings	5,694,659	5,890,332
Fixtures and tenant improvements	287,143	262,809

	7,953,584	8,227,088
Less: Accumulated depreciation	(1,332,534)	(1,208,903)

	6,621,050	7,018,185
Construction in progress and land held for development	858,900	882,478
Real estate held for sale	10,453	—

	7,490,403	7,900,663
Investments in and advances to joint ventures	420,541	583,767
Cash and cash equivalents	26,172	29,494
Restricted cash	95,673	111,792
Accounts receivable, net	146,809	164,356
Notes receivable	74,997	75,781
Deferred charges, net	33,162	25,579
Other assets, net	138,849	128,790

	$8,426,606	$9,020,222

Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,689,841	$2,402,032
Revolving credit facility	775,028	1,027,183

	2,464,869	3,429,215
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,913,794	1,637,440

	2,713,794	2,437,440

Total indebtedness	5,178,663	5,866,655
Accounts payable and accrued expenses	130,404	169,014
Dividends payable	10,985	6,967
Other liabilities	153,591	112,165

	5,473,643	6,154,801

Redeemable operating partnership units	627	627
Commitments and contingencies (Note 11)
Developers Diversified Realty Corporation Equity:
Preferred shares (Note 12)	555,000	555,000
Common shares, with par value, $0.10 stated value; 500,000,000 and 300,000,000 shares authorized; 201,742,589 and 128,642,765 shares issued at December 31, 2009 and 2008, respectively	20,174	12,864
Paid-in-capital	3,374,528	2,849,364
Accumulated distributions in excess of net income	(1,098,661)	(635,239)
Deferred compensation obligation	17,838	13,882
Accumulated other comprehensive income (loss)	9,549	(49,849)
Less: Common shares in treasury at cost: 657,012 and 224,063 shares at December 31, 2009 and 2008, respectively	(15,866)	(8,731)

Total DDR shareholders’ equity	2,862,562	2,737,291
Non-controlling interests	89,774	127,503

Total equity	2,952,336	2,864,794

	$8,426,606	$9,020,222

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
		(As Adjusted)
	2009	2008	2007

Revenues from operations:
Minimum rents	$543,911	$589,775	$596,899
Percentage and overage rents	8,061	8,950	10,076
Recoveries from tenants	179,181	189,650	194,308
Ancillary and other property income	23,103	21,760	19,207
Management fees, development fees and other fee income	57,684	62,890	50,840
Other	7,367	8,743	13,695

	819,307	881,768	885,025

Rental operation expenses:
Operating and maintenance	144,842	139,665	125,592
Real estate taxes	109,627	104,154	101,254
Impairment charges	80,641	75,263	—
General and administrative	94,365	97,719	81,244
Depreciation and amortization	227,185	228,619	196,964

	656,660	645,420	505,054

Other income (expense):
Interest income	12,109	5,458	8,728
Interest expense	(237,943)	(245,368)	(257,387)
Gain on repurchase of senior notes	145,050	10,455	—
Loss on equity derivative instruments	(199,797)	—	—
Other expense, net	(29,412)	(28,251)	(3,019)

	(309,993)	(257,706)	(251,678)

(Loss) income before equity in net (loss) income of joint ventures, impairment of joint venture investments, gain on redemption of joint venture interests, tax benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate, net of tax	(147,346)	(21,358)	128,293
Equity in net (loss) income of joint ventures	(9,733)	17,719	43,229
Impairment of joint venture investments	(184,584)	(106,957)	—
Gain on redemption of joint venture interests	23,865	—	—

(Loss) income before tax benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and gain on disposition of real estate	(317,798)	(110,596)	171,522
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes	691	17,501	14,715

(Loss) income from continuing operations	(317,107)	(93,095)	186,237

Discontinued operations:
(Loss) income from discontinued operations	(71,620)	7,955	15,379
(Loss) gain on disposition of real estate, net of tax	(24,027)	(4,830)	12,259

	(95,647)	3,125	27,638

(Loss) income before gain on disposition of real estate	(412,754)	(89,970)	213,875
Gain on disposition of real estate, net of tax	9,127	6,962	68,851

Net (loss) income	(403,627)	(83,008)	282,726

Non-controlling interests:
Loss (income) attributable to non-controlling interests	47,047	11,139	(8,016)
Preferred operating partnership interest	—	—	(9,690)
Loss attributable to redeemable operating partnership units	(13)	(61)	(78)

	47,034	11,078	(17,784)

Net (loss) income attributable to DDR	$(356,593)	$(71,930)	$264,942

Preferred dividends	42,269	42,269	50,934

Net (loss) income attributable to DDR common shareholders	$(398,862)	$(114,199)	$214,008

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.53
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.76

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.52
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.75

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total

Balance, December 31, 2006 (As Adjusted)	$705,000	$10,974	$1,980,506	$(160,921)	$12,386	$7,829	$(40,020)	$121,084	$2,636,838
Issuance of 69,964 common shares related to the exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	—	(28,326)	—	3,739	—	33,059	—	8,472
Issuance of 11,599,134 common shares for cash-underwritten offering	—	1,160	745,485	—	—	—	—	—	746,645
Issuance of 5,385,324 common shares associated with the IRRETI merger	—	539	378,580	—	—	—	15,041	—	394,160
Repurchase of common shares	—	—	—	—	—	—	(378,942)	—	(378,942)
Issuance of restricted stock	—	6	(674)	—	487	—	1,459	—	1,278
Vesting of restricted stock	—	—	(3,567)	—	6,250	—	(436)	—	2,247
Purchased option arrangement on common shares	—	—	(32,580)	—	—	—	—	—	(32,580)
Redemption of preferred shares	(150,000)	—	5,405	(5,405)	—	—	—	—	(150,000)
Stock-based compensation	—	—	5,224	—	—	—	—	—	5,224
Contributions from non-controlling interests	—	—	—	—	—	—	—	17,771	17,771
Distributions to non-controlling interests	—	—	—	—	—	—	—	(26,080)	(26,080)
Investment in non-controlling interest	—	—	—	—	—	—	—	(2,227)	(2,227)
Adjustment to redeemable operating partnership units	—	—	1,134	—	—	—	—	—	1,134
Retrospective adoption of accounting guidance for convertible debt instruments	—	—	56,622	—	—	—	—	—	56,622
Dividends declared-common shares	—	—	—	(324,906)	—	—	—	—	(324,906)
Dividends declared-preferred shares	—	—	—	(46,138)	—	—	—	—	(46,138)
Comprehensive income (Note 16):
Allocation of net income	—	—	—	264,942	—	—	—	17,706	282,648
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(20,126)	—	—	(20,126)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	22,716	—	—	22,716

Comprehensive income	—	—	—	264,942	—	1,136	—	17,706	283,784

Balance, December 31, 2007 (As Adjusted)	555,000	12,679	3,107,809	(272,428)	22,862	8,965	(369,839)	128,254	3,193,302
Issuance of 8,142 common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	1	(2,671)	—	702	—	8,711	—	6,743
Issuance of 1,840,939 common shares for cash-underwritten offering	—	184	(286,220)	—	—	—	327,387	—	41,351
Issuance of restricted stock	—	—	(5,681)	—	4,289	—	6,578	—	5,186
Vesting of restricted stock	—	—	16,745	—	(13,971)	—	(4,895)	—	(2,121)
Stock-based compensation	—	—	24,018	—	—	—		—	24,018
Redemption of 463,185 operating partnership units in exchange for common shares	—	—	(5,172)	—	—	—	23,327	(9,104)	9,051
Contributions from non-controlling interests	—	—	—	—	—	—	—	55,039	55,039
Distributions to non-controlling interests	—	—	—	—	—	—	—	(11,162)	(11,162)
(Gain) loss on sale of non-controlling interest	—	—	—	—	—	—	—	(20,562)	(20,562)
Adjustment to redeemable operating partnership units	—	—	536	—	—	—	—	—	536
Dividends declared-common shares	—	—	—	(248,612)	—	—	—	—	(248,612)
Dividends declared-preferred shares		—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 16):
Allocation of net loss	—	—	—	(71,930)	—	—	—	(11,139)	(83,069)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(13,293)	—	—	(13,293)
Amortization of interest rate contracts	—	—	—	—	—	(643)	—	—	(643)
Foreign currency translation	—	—	—	—	—	(44,878)	—	(3,823)	(48,701)

Comprehensive loss	—	—	—	(71,930)	—	(58,814)	—	(14,962)	(145,706)

Balance, December 31, 2008 (As Adjusted)	555,000	12,864	2,849,364	(635,239)	13,882	(49,849)	(8,731)	127,503	2,864,794
Issuance of 261,580 common shares related to the exercise of stock options, dividend reinvestment plan and director compensation	—	16	795	—	—	—	362	—	1,173
Issuance of 56,630,606 common shares for cash	—	5,656	311,140	—	—	—	709	—	317,505
Equity derivative instruments	—	—	143,716	—	—	—	—	—	143,716
Issuance of restricted stock	—	194	1,069	—	3,045	—	(629)	—	3,679
Vesting of restricted stock	—	—	6,554	—	911	—	(7,577)	—	(112)
Stock-based compensation	—	—	12,813	—	—	—	—	—	12,813
Contributions from non-controlling interests	—	—	—	—	—	—	—	8,271	8,271
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,992)	(1,992)
Dividends declared-common shares	—	1,444	49,077	(64,560)	—	—	—	—	(14,039)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 16):
Allocation of net loss	—	—	—	(356,593)	—	—	—	(47,047)	(403,640)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	15,664	—	—	15,664
Amortization of interest rate contracts	—	—	—	—	—	(373)	—	—	(373)
Foreign currency translation	—	—	—	—	—	44,107	—	3,039	47,146

Comprehensive loss	—	—	—	(356,593)	—	59,398	—	(44,008)	(341,203)

Balance, December 31, 2009	$555,000	$20,174	$3,374,528	$(1,098,661)	$17,838	$9,549	$(15,866)	$89,774	$2,952,336

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31
		(As Adjusted)
	2009	2008	2007

Cash flow from operating activities:
Net (loss) income	$(403,627)	$(83,008)	$282,726
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	233,967	246,374	224,375
Stock-based compensation	20,398	27,970	5,224
Amortization of deferred finance costs and settled interest rate protection agreements	10,894	9,946	9,474
Accretion of convertible debt discount	12,238	15,255	12,459
Gain on repurchase of senior notes	(145,050)	(10,455)	—
Loss on equity derivative instruments	199,797	—	—
Settlement of accreted debt discount on repurchase of convertible senior notes	(17,560)	(541)	—
Net cash paid from interest rate hedging contracts	—	(5,410)	—
Equity in net loss (income) of joint ventures	9,733	(17,719)	(43,229)
Impairment of joint venture investments	184,584	106,957	—
Gain on redemption of joint venture interests	(23,865)	—	—
Gain on sale of joint venture stock	(2,824)	—	—
Cash distributions from joint ventures	10,889	24,427	33,362
(Loss) gain on disposition of real estate	14,900	(2,132)	(81,110)
Impairment charges	160,112	85,264	—
Change in notes receivable interest reserve	(9,683)	—	—
Net change in accounts receivable	13,902	(1,520)	(47,999)
Net change in accounts payable and accrued expenses	(11,691)	18,783	(11,955)
Net change in other operating assets and liabilities	(28,166)	(22,189)	37,418

Total adjustments	632,575	475,010	138,019

Net cash flow provided by operating activities	228,948	392,002	420,745

Cash flow from investing activities:
Proceeds from disposition of real estate	348,176	133,546	606,546
Real estate developed or acquired, net of liabilities assumed	(208,768)	(398,563)	(2,803,102)
Equity contributions to joint ventures	(28,115)	(98,113)	(247,882)
(Advances to) repayment of joint venture advances, net	(1,650)	(56,926)	1,913
Distribution of proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	—	—	1,274,679
Distributions of proceeds from sale and refinancing of joint venture interests	7,442	12,154	43,041
Return on investments in joint ventures	19,565	28,211	20,462
(Issuance) repayment of notes receivable, net	(1,885)	(36,047)	1,014
Decrease (increase) in restricted cash	16,119	(52,834)	(58,958)

Net cash flow provided by (used for) investing activities	150,884	(468,572)	(1,162,287)

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(270,692)	343,201	412,436
Proceeds from term loan borrowings, mortgages and other secured debt	699,221	466,936	1,284,300
Repayment on term loans and mortgage debt	(497,632)	(306,309)	(1,151,697)
Repayment and repurchase of senior notes	(854,720)	(158,239)	(197,000)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $200 and $267 in 2009 and 2007, respectively	294,685	—	587,733
Payment of debt issuance costs	(20,634)	(5,522)	(5,337)
(Loss) proceeds from the issuance of common shares in conjunction with exercise of stock options and dividend reinvestment plan	(3,079)	1,371	11,998
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $459 and $208 in 2009 and 2007, respectively	317,505	41,352	746,645
Purchased option arrangement for common shares	—	—	(32,580)
Repurchase of common shares	—	—	(378,942)
Redemption of preferred shares	—	—	(150,000)
Proceeds from issuance of preferred operating partnership interest, net of expenses	—	—	484,204
Redemption of preferred operating partnership interest	—	—	(484,204)
Contributions from non-controlling interests	8,271	55,039	17,771
Purchase of redeemable operating partnership units	—	(46)	(683)
Distributions to preferred, non-controlling interest and redeemable operating partnership units	(1,997)	(11,783)	(26,097)
Net cash received from foreign currency hedge contract	—	—	1,250
Dividends paid	(52,289)	(369,765)	(356,464)

Net cash (used for) provided by financing activities	(381,361)	56,235	763,333

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(1,529)	(20,335)	21,791
Effect of exchange rate changes on cash and cash equivalents	(1,793)	282	(622)
Cash and cash equivalents, beginning of year	29,494	49,547	28,378

Cash and cash equivalents, end of year	$26,172	$29,494	$49,547

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

Consolidated revenues derived from the Company’s largest tenant, Walmart, aggregated 4.9%, 4.3% and 4.7% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The total percentage of Company-owned gross leasable area (“GLA”) (all references are unaudited) attributed to Walmart was 8.3% at December 31, 2009. The Company’s 10 largest tenants constituted 18.1%, 18.5% and 17.7% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of the location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company’s ability to attract or retain tenants. During the three years ended December 31, 2009, 2008 and 2007, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws.

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

At December 31, 2009, the Company’s joint venture with Macquarie DDR Trust (Note 2), DDR MDT MV, owned the underlying real estate of 31 assets formerly occupied by Mervyns. DDR provides management, financing, expansion, re-tenanting and oversight services for this real estate investment. The Company holds a 50% economic interest in MV, which is considered a VIE. The Company was determined to be the primary beneficiary due to related party considerations, as well as being the member determined to have a greater exposure to variability in expected losses as DDR is entitled to earn certain fees from the joint venture. DDR earned aggregate fees of $0.1 million, $1.4 million and $1.3 million during 2009, 2008 and 2007, respectively. All fees earned from the joint venture are eliminated in consolidation. The Company’s consolidated balance sheets includes the following relating to DDR MDT MV (in millions):

	December 31,
	2009	2008

Real estate, net	$218.7	$325.1
Restricted cash	50.5	64.8
Mortgage debt	225.4	258.5
Non-controlling interests	22.4	70.2

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$136.6	$—	$14.4
Redemption of interest in joint venture	(27.9)	—	—
Mortgages assumed of previously unconsolidated joint ventures	82.4	17.5	446.5
Liabilities assumed of previously unconsolidated joint ventures	0.4	—	32.5
Dividends declared, not paid	11.0	7.0	85.9
Dividends paid in common shares	50.8	—	—
Fair value of interest rate swaps	15.4	21.7	20.1
Share issuance for operating partnership unit redemption	—	9.1	—

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

Real Estate

Real estate assets held for investment, which includes construction in progress and land held for development, are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows, including estimated proceeds from disposition.

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

Construction in progress includes land held for future development, shopping center developments and significant expansions and redevelopments. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs of $11.7 million, $14.6 million and $12.8 million in 2009, 2008 and 2007, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and, if determined to be material, identifies intangible assets generally consisting of the fair value of (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above- and below-market lease values for acquired properties are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market, fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial term plus the terms of any below-market, fixed-rate renewal options of the respective leases. At December 31, 2009 and 2008, below-market leases aggregated $25.9 million and $28.8 million, respectively. At December 31, 2009 and 2008, above-market leases aggregated $8.7 million and $9.1 million, respectively.

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

The value of in-place leases, including origination costs, is amortized to expense over the estimated weighted average remaining initial term of the acquired lease portfolio. The value of tenant relationship intangibles is amortized to expense over the estimated initial and renewal terms of the lease portfolio; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

Intangible assets associated with property acquisitions are included in other assets and other liabilities, with respect to the above- and below-market leases, respectively, in the Company’s consolidated balance sheets. In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off, as appropriate.

Real Estate Impairment Assessment

The Company reviews its real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, as well as projected losses on expected future sales. Impairment indicators for pre-development projects, which typically include costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, projected revenues or cash flows, development costs, market factors and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. Estimates of future cash flows used to assess the recoverability of construction in progress and land held for development is based upon the expected service potential of the asset when development is substantially complete and includes all cash flows associated with all future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of its cost. The determination of undiscounted cash flows requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges of approximately $154.7 million and $79.9 million and $0 (Notes 14 & 15) relating to consolidated real estate investments during the years ended December 31, 2009, 2008, and 2007, respectively.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. If the Company is not expected to have any significant continuing involvement following the sale, the results of operations are reflected in the current period and retrospectively as discontinued operations.

Disposition of Real Estate and Real Estate Investments

Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met. If the criteria for sale recognition or gain recognition are not met because of a form of continuing involvement, the accounting for such transactions is dependent on the nature of the continuing involvement. In some case, a sale might not be recognized and in others, all or a portion of the gain might be deferred.

Pursuant to the definition of a component of an entity and, assuming no significant continuing involvement, the sale of a retail or industrial operating property is considered discontinued operations. Interest expense, which is specifically identifiable to the property, is included in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations based on the proportion of net assets disposed.

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities. The Company will cease the capitalization of these expenses when construction activities are substantially completed and the property is available for occupancy by tenants, or when construction activities are temporarily ceased. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest, insurance and taxes until activities are resumed.

Interest paid during the years ended December 31, 2009, 2008 and 2007, aggregated $249.3 million, $281.4 million and $296.6 million, respectively, of which $21.8 million, $41.1 million and $28.0 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company contributes assets to an unconsolidated joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net (loss) income of the joint venture. The Company recognizes gains on the contribution of real estate to unconsolidated joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. The Company recorded aggregate impairment charges of approximately $184.6 million, $107.0 million and $0 (Note 14) relating to its investments in unconsolidated joint ventures during the years ended December 31, 2009, 2008, and 2007, respectively. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net (loss) income recorded by the Company over the estimated remaining useful lives of the underlying assets.

Goodwill is included in the consolidated balance sheet caption Investments in and Advances to Joint Ventures in the amount of $5.4 million as of December 31, 2009 and 2008. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill, including such assets associated with unconsolidated joint ventures acquired in past business combinations, is not amortized. The Company evaluated the goodwill related to its unconsolidated joint venture investments for impairment and determined that it was not impaired as of December 31, 2009, 2008, or 2007.

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

Restricted Cash

Restricted Cash is composed of the following (in thousands):

	December 31,
	2009	2008

DDR MDT MV(A)	$50,477	$64,806
Bond fund(B)	45,196	46,986

Total restricted cash	$95,673	$111,792

(A)	DDR MDT MV, which is consolidated by the Company, has funds that are required to be held in escrow with the lender as collateral security for DDR MDT MV mortgage loan. These funds are available to fund operating expenses, re-tenanting costs and debt service, pursuant to the terms of the loan agreement. Certain of the funds can be applied to the repayment of principal as the related properties are either sold or released.

(B)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds are held in a trust in connection with a Company development project in Mississippi. As construction is completed on the project, the Company receives disbursements of these funds.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $29.4 million and $30.3 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, straight-line rents receivable, net of a provision for uncollectible amounts of $3.5 million and $3.3 million, respectively, aggregated $54.9 million and $53.8 million, respectively.

Notes Receivables

Notes receivables include certain loans issued relating to real estate investments. Loan receivables are recorded at stated principal amounts. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is generally recognized on a cash basis.

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

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

Compensation cost relating to share-based payment transactions is recognized in the financial statements based upon the grant date fair value. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.

The compensation cost recognized was $17.4 million (which includes a charge of $15.4 million related to a change in control as defined in the equity award plans), $29.0 million (which includes a charge of $15.8 million related to the termination of an equity award plan) and $11.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized $0.1 million, $0.4 million and $0.3 million of stock-based compensation, respectively.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as Amended (the “Code”) and continues to satisfy certain other requirements.

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

Treasury Stock

The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuances of the Company’s treasury stock at an amount below cost are recorded as a charge to paid in capital due to the Company’s cumulative distributions in excess of net income (loss).

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure. Its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the

Codification. In the description of Accounting Standards Updates that follows, references in italics relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

New Accounting Standards Implemented with Retrospective Application

The following accounting standards were implemented on January 1, 2009, with retrospective application as appropriate. As a result, the consolidated financial statements presented herein have been adjusted as required by the provisions of these standards.

Non-Controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Non-Controlling Interests in Consolidated Financial Statements. A non-controlling interest, sometimes referred to as a minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this guidance is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment); and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This guidance was effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and applied on a prospective basis, except for the presentation and disclosure requirements, which have been applied on a retrospective basis. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. As required by the standard, the Company adjusted the presentation of non-controlling interests, as appropriate, in both the consolidated balance sheet as of December 31, 2008, and the consolidated statements of operations for all periods presented. The Company’s consolidated balance sheets no longer have a line item referred to as minority interests. Equity at December 31, 2008, was adjusted to include $127.5 million attributable to non-controlling interests, and the Company reflected approximately $0.6 million as redeemable operating partnership units. In connection with the Company’s adoption of this standard, the Company also adopted the recent revisions to Classification and Measurement of Redeemable Securities. As a result of the Company’s adoption of these standards, amounts previously reported as minority equity interests and operating partnership minority interests on the Company’s consolidated balance sheets are now presented as non-controlling interests within equity. There has been no change in the measurement of these line items from amounts previously reported except that, due to certain redemption features, certain operating partnership minority interests in the amount of approximately $0.6 million at December 31, 2008, are reflected as redeemable operating partnership units in the temporary equity section (between liabilities and equity). These units are exchangeable, at the election of the operating partnership unitholder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Based on the requirements, the redeemable operating partnership units are now presented at the greater of their carrying amount or redemption value at the end of each reporting period.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The standard prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of this standard and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. This standard must be applied retrospectively to issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

This standard was adopted by the Company as of January 1, 2009, with retrospective application to prior periods. As a result of the adoption, the initial debt proceeds from the $250 million aggregate principal amount of 3.5% convertible notes, due in 2011, and $600 million aggregate principal amount of 3.0% convertible notes, due in 2012, were required to be allocated between a liability component and an equity component. This allocation was based upon what the assumed interest rate would have been if the Company had issued similar nonconvertible debt. Accordingly, the Company’s consolidated balance sheet at December 31, 2008, was adjusted to show a decrease in unsecured debt of approximately $50.7 million, reflecting the unamortized discount. In addition, at December 31, 2008, real estate assets increased by $2.9 million relating to the impact of capitalized interest, and deferred charges decreased by $1.0 million relating to the reallocation of original issuance costs to reflect such amounts as a reduction of proceeds from the reclassification of the equity component. In connection with this standard, the guidance under Classification and Measurement of Redeemable Securities was also amended, whereas the equity component related to the convertible debt would need to be evaluated if the convertible debt were currently redeemable at the balance sheet date. Because the Company’s convertible debt was not redeemable at December 31, 2008, no evaluation is required as of December 31, 2009.

For the year ended December 31, 2008, the Company adjusted the consolidated statement of operations to reflect additional non-cash interest expense of $13.1 million net of the impact of capitalized interest, pursuant to the provisions of this standard. The consolidated statement of operations for the year ended December 31, 2009, reflects additional non-cash interest expense of $12.2 million. In addition, the Company’s gain on the repurchases of senior unsecured notes during the years ended December 31, 2009 and 2008, were reduced by $20.9 million and $1.1 million, respectively, due to the reduction in the amount allocated to the senior unsecured notes as required by the provisions of this standard.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by the adoption of the standard and as adjusted to reflect the impact of discontinued operations (Note 15) (in thousands, except per share):

	Year Ended December 31, 2008				Year Ended December 31, 2007
	As				As
	Previously	As		Effect of	Previously	As		Effect of
	Reported	Adjusted		Change	Reported	Adjusted		Change

Consolidated statements of operations
(Loss) income from continuing operations	$(61,317)	$(93,095	)(A)	$(31,778)	$185,894	$186,237	(A)	$343
Net (loss) income attributable to DDR	(57,776)	(71,930)		(14,154)	276,047	264,942		(11,105)
Net (loss) income attributable to DDR per share, basic	(0.83)	(0.96)		(0.13)	1.86	1.76		(0.10)
Net (loss) income attributable to DDR per share, diluted	(0.83)	(0.96)		(0.13)	1.85	1.75		(0.10)

(A)	Adjusted to reflect the impact of discontinued operations activity in 2009 (Note 15).

	December 31, 2008
	As Previously
	Reported	As Adjusted	Effect of Change

Consolidated balance sheet
Construction in progress and land under development	$879,547	$882,478	$2,931
Deferred charges, net	26,613	25,579	(1,034)
Senior unsecured notes	(2,452,741)	(2,402,032)	50,709
Paid-in capital	(2,770,194)	(2,849,364)	(79,170)
Accumulated distributions in excess of net income	608,675	635,239	26,564

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Earnings per Share. Under the guidance in this standard, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data is required to be adjusted retrospectively. As a result, the Company’s earnings per share calculations for all periods presented have been adjusted retrospectively to reflect the provisions of this standard. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or earnings per share calculations.

New Accounting Standards Implemented

Fair Value Measurements

In September 2006, the FASB issued Fair Value Measurements. This standard provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. This standard establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The standard applies whenever other standards require assets or liabilities to be measured at fair value. This standard also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this standard for its disclosure requirements and its financial assets and liabilities on January 1, 2008. For nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (i.e., real estate and other long-lived assets), the Company adopted this standard on January 1, 2009. The adoption of this standard affected the valuation of the Company’s impairment charges on joint venture investments (i.e., financial assets) of $184.6 million and $107.0 million for the years ended December 31, 2009 and 2008, respectively, and the impairment charges on consolidated real estate assets (i.e., nonfinancial assets) of $154.7 million recorded for the year ended December 31, 2009, as disclosed in Note 14.

Business Combinations

In December 2007, the FASB issued Business Combinations. The objective of this standard is to improve the relevance, representative faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this standard establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and

(iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. To the extent that the Company enters into acquisitions that qualify as businesses, this standard will require that acquisition costs and certain fees, which were previously capitalized and allocated to the basis of the acquired assets, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations, depending on the size of a transaction and the amount of costs incurred. The impact of this standard resulted in a gain on redemption of joint venture interests of $23.9 million.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of an intangible asset determined under Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under Business Combinations and other U.S. Generally Accepted Accounting Principles. The guidance for determining the useful life of a recognized intangible asset in this standard applies prospectively to intangible assets acquired after the effective date. The disclosure requirements in this standard apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This standard provides guidance on determining whether an equity-linked financial instrument (or embedded feature) can be considered indexed to an entity’s own stock, which is a key criterion for determining if the instrument may be classified as equity. There is a provision in this standard that provides new guidance regarding how to account for certain “anti-dilution” provisions that provide downside price protection to an investor. This standard is effective for fiscal years beginning after December 15, 2008. Early adoption was not permitted. The Company adopted this standard on January 1, 2009. Due to certain downward price protection provisions provided for in the equity and warrant issuances completed with the Otto Family. The recording of these issuances to market value resulted in a charge to earnings of $199.8 million for the year ended December 31, 2009, but did not have a material impact on the Company’s financial position or cash flow. Refer to the disclosure of the equity issuance with the Otto Family described further in Note 12.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued Equity Method Investment Accounting Considerations. This standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard applies to all investments accounted for under the equity method. This standard is effective for fiscal years and interim periods beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities, which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the financial statement disclosure requirements of this standard beginning in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures for financial instruments that are not reflected in the Consolidated Balance Sheets at fair value. Prior to the issuance of this standard, the fair values of those assets and liabilities were only disclosed annually. With the issuance of this standard, the Company will be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. This standard is effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted the financial statement disclosure requirements of this standard beginning in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This standard also reaffirms the objective of fair value measurement, as stated in Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This standard applies prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard on July 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

Accounting for Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting for Distributions to Shareholders with Components of Stock and Cash to address diversity in practice related to the accounting for a distribution to shareholders that offers shareholders the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (“EPS”) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this standard clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance, thus eliminating the diversity in practice. The guidance is effective for interim and annual periods ending on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

New Accounting Standards to Be Implemented

Amendments to Consolidation of Variable Interest Entities

In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities, which is effective for fiscal years beginning after November 15, 2009, and introduces a more qualitative approach to evaluating VIEs for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The guidance in this standard is effective for the first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company does not believe the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

2.	Investments in and Advances to Joint Ventures

The Company’s significant unconsolidated joint ventures at December 31, 2009, are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Ventures	Percentage(A)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
DDRA Community Centers Five LP	50.0	Five shopping centers in several states
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
Sansone Group/DDRC LLC	50.0	A management and development company
Sonae Sierra Brazil BV Sarl	50.0	Ten shopping centers and a management company in Brazil
Retail Value Investment Program IIIB LP	25.75	A shopping center in Deer Park, Illinois
Retail Value Investment Program VIII LP	25.75	A shopping center in Austin, Texas
RO & SW Realty LLC	25.25	11 retail sites in several states
Retail Value Investment Program VII LLC	21.0	Two shopping centers in California
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Fairplain LLC	20.0	A shopping center in Benton Harbor, Michigan
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
DDR Domestic Retail Fund I	20.0	63 grocery-anchored retail properties in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail properties in several states
DDR — SAU Retail Fund LLC	20.0	29 grocery-anchored retail properties in several states
Service Holdings LLC	20.0	42 retail sites in several states
Coventry II DDR Westover LLC	20.0	A shopping center in San Antonio, Texas
Coventry II DDR Tri-County LLC	20.0	A shopping center in Cincinnati, Ohio
DDRTC Core Retail Fund LLC	15.0	66 shopping centers in several states
Cole MT Independence Missouri JV LLC	14.5	A shopping center in Independence, Missouri
Coventry II DDR Bloomfield LLC	10.0	A shopping center under development in Bloomfield Hills, Michigan
Coventry II DDR Marley Creek Square LLC	10.0	A shopping center in Orland Park, Illinois
Coventry II DDR Montgomery Farm LLC	10.0	A shopping center in Allen, Texas
DPG Realty Holdings LLC	10.0	Nine neighborhood grocery-anchored retail properties in several states
TRT DDR Venture I	10.0	Three shopping centers in several states
DDR MDT PS LLC	0.0	Six shopping centers in several states

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

Combined condensed unconsolidated financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2009	2008

Combined balance sheets
Land	$1,782,431	$2,378,033
Buildings	5,207,234	6,353,985
Fixtures and tenant improvements	146,716	131,622

	7,136,381	8,863,640
Less: Accumulated depreciation	(636,897)	(606,530)

	6,499,484	8,257,110
Construction in progress and land held for development	130,410	412,357

Real estate, net	6,629,894	8,669,467
Receivables, net	113,630	136,410
Leasehold interests	11,455	12,615
Other assets	342,192	315,591

	$7,097,171	$9,134,083

Mortgage debt	$4,547,711	$5,776,897
Amounts payable to DDR	73,477	64,967
Other liabilities	194,065	237,363

	4,815,253	6,079,227
Accumulated equity	2,281,918	3,054,856

	$7,097,171	$9,134,083

Company’s share of accumulated equity	$473,738	$622,569

	For the Year Ended December 31,
	2009	2008	2007

Combined statements of operations
Revenues from operations	$852,710	$925,358	$791,260

Operating expenses	328,080	322,103	265,688
Impairment charges(A)	389,412	—	—
Depreciation and amortization	242,384	236,748	188,267
Interest expense	308,368	303,532	264,574

	1,268,244	862,383	718,529

(Loss) income before income tax expense, other income (expense), (loss) gain on disposition of real estate and discontinued operations	(415,534)	62,975	72,731
Income tax expense (primarily Sonae Sierra Brazil), net	(10,013)	(15,479)	(4,839)
Other income (expense), net	7,153	(31,318)	—
(Loss) gain on disposition of real estate, net	(25,973)	(67)	94,386

(Loss) income from continuing operations	(444,367)	16,111	162,278

Discontinued operations:
(Loss) income from discontinued operations(B)	(31,140)	1,476	4,401
(Loss) gain on disposition of real estate, net of tax	(19,448)	7,364	2,516

	(50,588)	8,840	6,917

Net (loss) income	$(494,955)	$24,951	$169,195

Company’s share of equity in net (loss) income of joint ventures(C)	$(34,522)	$17,335	$44,537

(A)	Impairment charges of $145.0 million and $25.9 million were recorded by the DDRTC Core Retail Fund and DPG Realty Holdings joint ventures, respectively, for the year ended December 31, 2009, related to a combined 22 shopping centers that were under contract to be sold as of December 31, 2009. The Company’s proportionate share of each charge was $0.9 million and $1.7 million, respectively, and was reduced by the impact of the other than temporary impairments recorded on these investments as discussed below. In addition, the Coventry II DDR Bloomfield recorded an impairment charge of $218.5 million related to the development project that is currently suspended. The Company recorded an aggregate impairment charge of $16.5 million on its Coventry II DDR Bloomfield investment during the year ended December 31, 2009.

(B)	Includes $33.9 million of impairment charges relating to three assets in the DDR Macquarie Fund joint venture that were sold in 2009. The Company’s proportionate share of these impairment charges aggregated $5.5 million and was reduced by the impact of the other than temporary impairment recorded on this investment in 2008 as discussed below.

(C)	The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of the basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net loss was decreased by $24.8 million, net income was increased by $0.4 million, and net income was decreased by $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, to reflect adjustments due to impairments, additional basis depreciation and basis differences in assets sold.

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended December 31,
	2009	2008

Company’s share of accumulated equity	$473.7	$622.6
Basis differential upon transfer of assets(A)	(92.1)	(95.4)
Basis differentials(A)	(31.4)	(4.6)
Deferred development fees, net of portion relating to the Company’s interest	(4.4)	(5.2)
Notes receivable from investments	1.2	1.4
Amounts payable to DDR	73.5	65.0

Investments in and advances to joint ventures	$420.5	$583.8

(A)	Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset.

The Company has made advances to several joint ventures in the form of notes receivable and fixed-rate loans that accrue annual interest at rates ranging from 10.5% to 12.0%. Maturity dates range from payment on demand to July 2011. Included in the Company’s accounts receivables are approximately $3.0 million and $8.2 million at December 31, 2009 and 2008, respectively, due from affiliates related to construction receivables.

Service fees earned by the Company through management, leasing, development and financing activities related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007

Management and other fees	$47.0	$50.3	$40.4
Acquisition, financing, guaranty and other fees(A)	1.0	1.6	8.5
Development fees and leasing commissions	9.2	12.0	9.6
Interest income	7.4	0.8	0.5

(A)	Acquisition fees of $6.3 million were earned from the formation of the DDRTC Core Retail Fund in 2007, excluding the Company’s retained ownership. Financing fees were earned from several unconsolidated joint venture interests, excluding the Company’s retained ownership. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets and financings and re-financings of unconsolidated joint ventures.

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

Unconsolidated Joint Venture Interests

DDR Macquarie Fund

The Company entered into a joint venture with Macquarie DDR Trust (ASX:MDT) (“MDT”), an Australian Real Estate Investment Trust that is managed by an affiliate of Macquarie Group Limited (ASX: MQG), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund”). DDR Macquarie Fund is in the business of expanding, owning and operating shopping centers. DDR provides management, financing, expansion, re-tenanting and oversight services for these real estate investments. The DDR Macquarie Fund included a joint venture, the MDT US LLC, that owned 44 shopping center properties as of September 30, 2009, in which the Company held an approximate 14.5% interest.

In October 2009, the MDT unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest, mortgages assumed of $65.3 million and an initial cash payment of $1.6 million. The results of operations for the MDT US LLC joint venture through the date of redemption are included in the combined statement of operations disclosed above.

The total consideration for this redemption was composed of (in millions):

Fair value of assets acquired	$113.3
Cash consideration paid	(2.1)
Mortgage debt assumed	(65.3)
Working capital adjustments	1.3
Less: Carrying value of equity method investment	(23.7)

Gain on redemption of joint venture interests	$23.5

The redemption of the Company’s equity method investment in the MDT US LLC joint venture in exchange for the three real estate assets was effectively considered a step acquisition/business combination pursuant to the standard Business Combinations. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s then current investment basis in the joint venture. The gain is reflected in the gain on redemption of joint venture interests line item in the consolidated statement of operations for the year ended

December 31, 2009. The Company remains the joint manager for MDT and continues to lease and manage the remaining assets in the DDR Macquarie Fund and to earn fees for those services.

DDR Macquarie Fund was a VIE at December 31, 2008, and through the date of the redemption transaction. However, the Company was not designated as the primary beneficiary because MDT was the entity that absorbed the majority of the VIE’s “expected losses.” The following is the summary financial information as of December 31, 2008, regarding DDR Macquarie Fund and the Company’s investment (in millions):

December 31, 2008

Real estate assets	$1,759.2
Non-recourse debt	1,150.7
DDR direct ownership interest	14.5%
DDR maximum exposure to loss:
Investment in DDR Macquarie Fund	26.5
Annual asset management and performance fees	10.4

The financial statements of DDR Macquarie Fund are included as part of the combined unconsolidated joint ventures financial statements disclosed above. The Company did not provide any additional financial or other support to DDR Macquarie Fund or MDT during 2008 and 2009 and did not have any contractual commitments or disproportionate obligations to provide additional financial support. The Company had assessed its risk of a loss equal to the maximum exposure to be remote and accordingly did not recognize an obligation associated with any portion of the maximum exposure to loss.

Macquarie DDR Trust

In February 2008, the Company began purchasing units of MDT. Through December 31, 2008, the Company purchased an aggregate of 115.7 million units of MDT at an aggregate purchase price of $43.4 million. Through the combination of its purchase of the units in MDT (8.3% on a weighted-average basis for the year ended December 31, 2008, and 12.3% as of December 31, 2008) and its then 14.5% direct and indirect ownership of the DDR Macquarie Fund discussed above, DDR was entitled to an approximate 25.0% effective economic interest in the DDR Macquarie Fund as of December 31, 2008. Because of the Company’s direct and indirect influence over operating and financial policies, the Company accounted for its interest in MDT using the equity method of accounting.

At December 31, 2008, the market price of the MDT shares as traded on the ASX was $0.04 per share, as compared to the Company’s then carrying value of approximately $0.25 per share which represented a decline of over 80% in value. Due to the significant decline in the unit value of this investment, as well as the then-continued deterioration of the global capital markets and the related impact on the real estate market and retail industry, the Company determined that the loss in value was other than temporary. Accordingly, the Company recorded an impairment charge of $31.7 million, reducing its investment in MDT to $4.8 million at December 31, 2008 (Note 14). In addition, MDT was considered a significant equity method investment pursuant to applicable Regulation S-X rules at December 31, 2008, due to the significance of the impairment charge recorded.

In 2009, the Company liquidated its investment in MDT for aggregate proceeds of $6.4 million. The Company recorded a gain on the sale of these units of $2.7 million during the year ended December 31, 2009, which is included in other income/expense on the consolidated statement of operations.

Sonae Sierra Brazil BV Sarl

The Company has a joint venture interest in Sonae Sierra Brazil BV Sarl (“Sonae Sierra Brazil”), a fully integrated retail real estate company based in Sao Paulo, Brazil. The Company’s partner in Sonae Sierra Brazil is Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil is the managing partner and majority owner of a partnership that owns direct and indirect interests in 10 retail assets aggregating 3.8 million square feet of Company-owned GLA and a property management company in Sao Paulo, Brazil that oversees the leasing and management operations of the portfolio and the development of new shopping centers. In 2009, additional equity was issued to outside investors relating to the ownership of one of the assets, reducing the Company’s effective joint venture interest to 42.5%. Net proceeds of approximately $93 million were generated from the equity issuance that will be utilized to fund the joint venture’s development pipeline and shopping center expansion.

DDR Domestic Retail Fund I

In June 2007, the Company formed DDR Domestic Retail Fund I (the “Domestic Retail Fund”), a Company-sponsored, fully-seeded commingled fund. The Domestic Retail Fund acquired 63 shopping center assets aggregating 8.3 million square feet of Company-owned GLA (“Portfolio”) from the Company and a joint venture for approximately $1.5 billion. The Portfolio is composed of 54 assets acquired by the Company through its acquisition of Inland Retail Real Estate Trust, Inc. (“IRRETI”) (Note 3), seven assets formerly held in an unconsolidated joint venture, in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s consolidated statement of operations for the year ended December 31, 2007. In conjunction with the sale of assets to the Domestic Retail Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third-party consulting firm and recognized this amount as a reduction of the gain on disposition of real estate. The unconsolidated joint venture recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. As the Company does not have economic or effective control, the Domestic Retail Fund is accounted for using the equity method of accounting. The Company has been engaged by the Domestic Retail Fund to perform day-to-day operations of the properties and receives fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the unconsolidated joint venture to the Domestic Retail Fund, the Company recognized promoted income of approximately $13.6 million, which is included in the equity in net income of joint ventures for the year ended December 31, 2007.

DDRTC Core Retail Fund

In February 2007, the Company formed a joint venture (“DDRTC Core Retail Fund”) with TIAA-CREF, which acquired 66 shopping center assets from IRRETI comprising approximately 15.6 million square feet of Company-owned GLA. DDRTC Core Retail Fund is owned 85% by TIAA-CREF and 15% by the Company. Because the Company does not have economic or effective control, DDRTC Core Retail Fund is accounted for using the equity method of accounting. At December 31, 2009 and 2008, this joint venture was considered a significant equity method investment pursuant to applicable Regulation S-X rules due to the significance of the impairment charges recorded in both periods as discussed below.

Coventry II Fund

The Company and Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”) to invest in a variety of retail properties that presented opportunities for value creation, such as re-tenanting, market repositioning, resale, redevelopment or expansion. The Coventry II Fund was formed with several institutional investors and CREA as the investment manager.

At December 31, 2009, the Coventry II Fund and the Company, through a series of joint ventures, owned nine retail properties and 42 sites formerly occupied by Service Merchandise. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

At December 31, 2009, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.6 million. This basis reflects the impact of impairment charges, as discussed below, recorded during the years ended December 31, 2009 and 2008, aggregating $52.4 million and $14.1 million, respectively. The Company also advanced $66.9 million, which includes accrued interest of

$8.8 million, of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to the development of the Bloomfield Hills, Michigan. This loan accrues interest at a base rate of the greater of LIBOR plus 700 basis points or 12% and a default rate of 16% and has an initial maturity of July 2011 (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company provided payment guaranties to third-party lenders in connection with the financing for seven of the projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties was approximately $25.7 million at December 31, 2009.

For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008, and on February 24, 2009, the lender for the land loan sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan, and in July 2009 paid such guaranty in full in exchange for a complete release from the lender). The above referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan project is cross-defaulted with this third-party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan. The lender for the land loan subsequently filed a foreclosure action and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. During the fourth quarter, the Company determined that, due to the current status of the existing lender foreclosure action and other litigation related to the project as well as current market and economic conditions, management of the joint venture has not definitively or formally made a determination as to whether development of the project would be resumed. Consequently, the Company determined that the fair value of the joint venture assets, consisting of land and development costs, was insufficient to repay the Company’s note receivable. As a result, in December 2009, the Company recorded a charge of $66.9 million on the carrying value of the note receivable, including accrued interest, based upon the estimated fair value of the land and its improvements. This charge is reflected in the impairment of joint venture investments line item in the consolidated statement of operations for the year ended December 31, 2009. The Company recorded an impairment charge on this investment in both the years ended December 31, 2009 and 2008. At December 31, 2009, the Coventry II DDR Bloomfield joint venture was considered a significant equity method investment pursuant to applicable Regulation S-X rules due to the significance of the impairment charge recorded.

In March 2009, the Coventry II Fund joint venture transferred its interest in the Kansas City, Missouri project (Ward Parkway) to the lender. The joint venture recorded a loss of $26.7 million on the transfer, which is included in (loss) gain on disposition of real estate in the joint venture combined statement of operations for the year ended December 31, 2009. The Company recorded a $5.8 million loss in March 2009 related to the write-off of the book value of its equity investment, which is included within equity in net (loss) income of joint ventures in the consolidated statement of operations. Pursuant to the agreement with the lender, the Company initially managed the shopping center while DDR’s partner, the Coventry II Fund, marketed the property for sale. Although the Coventry II Fund continues to market the property, the Company terminated the property management agreement effective June 30, 2009. The joint venture has the ability to receive excess sale proceeds, if any, depending upon the timing and terms of a future sale arrangement.

In July 2009, the Company acquired its partner’s 80% interest in Coventry II DDR Merriam Village through the assumption and guaranty of $17.0 million aggregate principal amount of debt, of which the Company had previously guaranteed 20%. The Company did not expend any funds for this interest, which was consolidated at the acquisition date. In connection with the Company’s assumption of the remaining 80% guaranty, the lender agreed to modify and extend this secured mortgage.

See discussion of legal matters surrounding the Coventry II Fund (Note 11).

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the unconsolidated joint ventures are the following properties sold subsequent to December 31, 2006:

•	An interest in seven shopping centers owned through the DDR Macquarie Fund, sold in 2009;

•	A 20.0% interest in Service Merchandise sites, six sold in 2007 and two sold in 2009;

•	A 25.5% interest in a shopping center in Kansas City, Kansas, sold in 2007;

•	A 10.0% interest in two shopping centers in Lilburn, Georgia, and Lawrenceville, Georgia, sold in 2009.

In addition, a 50%-owned joint venture sold its interest in vacant land parcels in 2009 and 2007. These dispositions did not meet the discontinued operations disclosure requirement.

Impairment of Joint Venture Investments

Due to the deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry, the Company determined that several of its unconsolidated joint venture investments incurred an “other than temporary impairment” in 2009 and 2008. A loss in value of an investment under the equity method of accounting that is an other than “temporary” decline must be recognized based upon an estimated fair value (Note 14). The Company recorded impairment charges aggregating $184.6 million and $107.0 million on the following unconsolidated joint venture investments during the years ended December 31, 2009 and 2008, respectively, (in millions):

	For the Year Ended December 31,
	2009	2008

Various Coventry II Fund joint ventures	$119.3	$14.1
DDRTC Core Retail Fund	55.0	47.3
Macquarie DDR Trust	—	31.7
DDR-SAU Retail Fund	6.2	9.0
DPG Realty Holdings	3.6	1.7
Central Park Solon /RO & SW Realty (Note 17)	0.5	3.2

Total impairments of joint venture investments	$184.6	$107.0

3.	Acquisitions and Pro Forma Financial Information

Acquisitions

On February 22, 2007, the shareholders of IRRETI approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. Pursuant to the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The other assets allocation of $34.2 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $7.5 million for above-market leases and $8.4 million for below-market leases. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets, among other reasons.

The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion were recorded by the Company, and approximately $3.0 billion was recorded by the DDRTC Core Retail Fund joint venture. The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net-leased retail properties, totaling approximately 35.2 million square feet of Company-owned GLA and five development properties. In connection with the merger, the DDRTC Core Retail Fund joint venture acquired 66 of these shopping centers, totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company sold or transferred 78 of the assets, valued at approximately $1.2 billion, acquired in the merger with IRRETI, 21 of which were sold to independent buyers with the remaining 57 contributed to unconsolidated joint ventures.

Pro Forma Financial Information

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2007, as if the IRRETI merger and the formation of the DDRTC Core Retail Fund joint venture had occurred at beginning of the period presented. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the year ended 2007, including severance, a substantial portion of which management believes to be non-recurring.

Acquisitions are accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase. The supplemental pro forma operating data below does not present the sale of assets for the year ended December 31, 2007, or the formation of a joint venture that owns three assets.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated; nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

For the Year Ended
December 31,
(Unaudited)
2007

Pro forma revenues	$877,919

Pro forma income from continuing operations attributable to DDR common shareholders	$136,210

Pro forma income from discontinued operations attributable to DDR common shareholders	$27,638

Pro forma net income attributable to DDR common shareholders	$173,804

Per share data:
Basic earnings per share data:
Income from continuing operations attributable to DDR common shareholders	$1.17
Income from discontinued operations	0.22

Net income attributable to DDR common shareholders	$1.39

Diluted earning per share data:
Income from continuing operations attributable to DDR common shareholders	$1.17
Income from discontinued operations	0.22

Net income attributable to DDR common shareholders	$1.39

4.	Notes Receivable

The Company has notes receivables aggregating $75.0 million and $75.8 million, including accrued interest, at December 31, 2009 and 2008, respectively. The notes are secured by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets. Also included in notes receivable are other financing receivables that consist of loans acquired.

Notes receivable consists of the following (in millions):

	December 31,
	2009	2008	Maturity Date	Interest Rate

Tax Increment Financing Bonds (“TIF Bonds”)(A):
Town of Plainville, Connecticut	$6.5	$6.8	April 2021	7.13%
City of Merriam, Kansas	3.6	4.8	February 2016	6.9%
City of St. Louis, Missouri	3.0	2.8	July 2026	7.1% - 8.5%
Chemung County Industrial Development Agency	2.1	2.0	April 2014 and April 2018	5.5%

	15.2	16.4
Other notes	1.1	2.1
Financing receivables(B)	58.7	57.3	December 2010 to September 2017	6.0% - 12.0%

	$75.0	$75.8

(A)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

(B)	Amounts exclude the Bloomfield Loan.

The following table reconciles the financing receivables on real estate from January 1, 2008, to December 31, 2009 (in thousands):

	2009	2008

Balance at January 1	$57,329	$—
Additions:
New mortgage loans	6,796	62,729
Deductions:
Loan loss reserve(A)	(5,406)	(5,400)

Balance at December 31	$58,719	$57,329

(A)	Amount classified in other expense, net in the consolidated statements of operations for the years ended December 31, 2009 and 2008.

As of December 31, 2009 and 2008, the Company had seven loans with total remaining non-discretionary commitments of $11.3 million and $26.8 million, respectively. The Company identified a financing receivable with a carrying value of $10.8 million that was impaired at December 31, 2009 and 2008, resulting in a specific loan loss reserve of approximately $10.8 million and $5.4 million, respectively, which was driven by the deterioration of the economy and the dislocation of the credit markets. In addition to this receivable, the Company has one financing receivable in the amount of $19.0 million that was considered non-performing at December 31, 2009 and 2008. This financing receivable was considered non-performing when it was acquired by the Company.

5.	Deferred Charges

Deferred charges consist of the following (in thousands):

	December 31,
	2009	2008

Deferred financing costs	$68,107	$55,133
Less: Accumulated amortization	(34,945)	(29,554)

	$33,162	$25,579

The Company incurred deferred financing costs aggregating $25.7 million and $5.7 million in 2009 and 2008, respectively. Deferred financing costs paid in 2009 primarily relate to mortgages payable and the Company’s issuance of senior unsecured notes in September 2009. Deferred financing costs paid in 2008 primarily relate to mortgages payable (Note 9). Amortization of deferred financing costs was $10.7 million, $10.1 million and $10.1 million for the years ended December 2009, 2008 and 2007, respectively.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2009	2008

Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$15,556	$21,721
Tenant relations, net	11,318	15,299

Total intangible assets	26,874	37,020
Other assets:
Prepaids, deposits and other assets	111,975	91,770

Total other assets	$138,849	$128,790

The Company recorded amortization expense of approximately $7.1 million, $8.8 million and $8.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated amortization expense associated with the Company’s intangible assets is $6.5 million, $5.6 million, $5.5 million, $5.0 million and $2.9 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses.

7.	Revolving Credit Facilities and Term Loans

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (-0.125% at December 31, 2009), as defined in the facility, or (ii) LIBOR, plus a specified spread (0.75% at December 31, 2009). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at December 31, 2009. The Unsecured Credit Facility also provides for an annual facility fee of 0.175% on the entire facility. At December 31, 2009 and 2008, total borrowings under the Unsecured Credit Facility aggregated $775.0 million and $975.4 million, respectively, with a weighted average interest rate of 1.6% and 2.2%, respectively.

The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”) (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and the PNC facility reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate plus a specified spread (0.125% at December 31, 2009), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.0% at December 31, 2009). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2009. At December 31, 2009 there were no borrowings under the PNC facility. At December 31, 2008, total borrowings aggregated $51.8 million with a weighted average interest rate of 1.1%.

Additionally, the Company maintains an $800 million collateralized term loan with a syndicate of financial institutions, for which KeyBank, NA serves as the administrative agent (the “Term Loan”). The Term Loan matures in February 2011, with a one-year extension option at the option of the Company subject to certain customary closing conditions. Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s current credit rating (1.20% at December 31, 2009). The collateral for this Term Loan is assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. The Company is required to comply with similar covenants as agreed upon in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2009. At December 31, 2009 and 2008, total borrowings under this facility aggregated $800.0 million with a weighted average interest rate of 3.2% and 4.0%, respectively.

In February 2007, the Company entered into a $750 million unsecured bridge facility (the “Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. The Bridge Facility was repaid in June 2007. Following the repayment, the Company did not have the right to draw on the Bridge Facility.

Total fees paid by the Company on the Revolving Credit Facilities and Term Loan in 2009, 2008 and 2007 aggregated approximately $2.3 million, $2.1 million and $1.9 million, respectively. At December 31, 2009 and 2008, the Company was in compliance with its financial and other covenant requirements.

8.	Senior Notes

The Company had outstanding unsecured fixed-rate notes in the aggregate principal amount of approximately $1.7 billion and $2.4 billion at December 31, 2009 and 2008, respectively. Several of the notes were issued at a discount aggregating $4.1 million and $1.9 million at December 31, 2009 and 2008, respectively. The effective interest rates of the unsecured notes range from 3.4% to 9.8% per annum.

In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016. The notes were offered to investors at 99.42% of par with a yield to maturity of 9.75%.

In March 2007, the Company issued $600 million aggregate principal amount of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). In August 2006, the Company issued $250 million aggregate principal amount of senior convertible notes due in 2011 (the “2006 Senior Convertible Notes” and, together with the 2007 Senior Convertible Notes, the “Senior Convertible Notes”). The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company.

Effective January 1, 2009, the Company retrospectively adopted the provisions of the standard Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Note 1). Concurrent with the issuance of each of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the Senior Convertible Notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the number of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option was recorded as a reduction of shareholders’ equity at issuance.

The Senior Convertible Notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly stock dividend. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the Senior Convertible Notes.

The following table summarizes the information related to the Senior Convertible Notes at December 31, 2009 and 2008 (shares and dollars in millions):

			Maximum Common
	Conversion Price	Option Price	Shares	Option Cost

2007 Senior Convertible Notes	$74.56	$82.71	1.1	$32.6
2006 Senior Convertible Notes	$64.23	$65.17	0.5	$10.3

The effects of this accounting change on the carrying amounts of the Company’s debt and equity balances are as follows (in thousands):

	December 31, 2009	December 31, 2008

Carrying value of equity component	$(39,887)	$(77,587)

Principal amount of convertible debt	$428,243	$833,000
Remaining unamortized debt discount	(17,571)	(50,709)

Net carrying value of convertible debt	$410,672	$782,291

As of December 31, 2009, the remaining amortization periods for the debt discount were approximately 20 months and 27 months for the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes, respectively.

The adjusted effective interest rates for the liability components of the 2006 Senior Convertible Notes and the 2007 Senior Convertible Notes were 5.7% and 5.2%, respectively. The impact of this accounting change required the Company to adjust its interest expense and record non-cash interest-related charges of $12.2 million, $14.2 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded contractual interest expense of $19.6 million, $26.8 million and $23.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, relating to the Senior Convertible Notes.

During the years ended December 31, 2009 and 2008, the Company purchased approximately $816.2 million and $66.9 million, respectively, aggregate principal amount of its outstanding senior unsecured notes (of which $404.8 million and $17.0 million related to the Senior Convertible Notes, respectively) at a discount to par resulting in net GAAP gains of approximately $145.1 million and $10.5 million, respectively. The Company allocated the consideration paid for the Senior Convertible Notes between the liability component and equity component based on the fair value of those components immediately prior to the purchases and reflected a gain based on the difference in the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount. The net GAAP gain for the year ended December 31, 2008, reflects a decrease of approximately $1.1 million due to the adoption of the standard Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Note 1), in 2009. No purchases of outstanding senior unsecured notes were made during 2007.

The Company’s various fixed-rate notes have maturities ranging from May 2010 to July 2018. Interest coupon rates range from approximately 3.0% to 9.6% (averaging 5.6% and 4.4% at December 31, 2009 and 2008, respectively). Notes issued prior to December 31, 2001, aggregating $82.2 million, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes issued subsequent to 2001, aggregating $1.0 billion at December 31, 2009, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 (aggregating $223.5 million) are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium is required.

The Senior Convertible Notes, with outstanding aggregate principal amounts of $428.2 million and $833.0 million at December 31, 2009 and 2008, respectively, may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, common shares of the Company’s stock. The fixed-rate senior notes and Senior Convertible

Notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears.

At December 31, 2009 and 2008, the Company was in compliance with all of the financial and other covenant requirements.

9.	Mortgages Payable and Scheduled Principal Repayments

Mortgages Payable

At December 31, 2009, mortgages payable, collateralized by investments and real estate with a net book value of approximately $3.3 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2037. Fixed-rate debt obligations included in mortgages payable at December 31, 2009 and 2008, aggregated approximately $1,584.1 million and $1,373.4 million, respectively. Fixed interest rates on mortgage payables ranged from approximately 4.2% to 10.2% (averaging 5.7% and 6.0% at December 31, 2009 and 2008, respectively). Variable-rate debt obligations totaled approximately $259.6 million and $264.0 million at December 31, 2009 and 2008, respectively. Interest rates on the variable-rate mortgage debt averaged 3.1% and 1.9% at December 31, 2009 and 2008, respectively.

Included in mortgages payable are $70.0 million and $71.5 million of tax-exempt certificates with a weighted average fixed interest rate of 1.3% and 1.9% at December 31, 2009 and 2008, respectively.

Scheduled Principal Repayments

As of December 31, 2009, the scheduled principal payments of the Revolving Credit Facilities, Term Loan, fixed-rate senior notes and mortgages payable excluding extension options for the next five years and thereafter are as follows (in thousands):

Year	Amount

2010	$1,457,396
2011	1,404,243
2012	634,076
2013	457,809
2014	446,170
Thereafter	778,969

$5,178,663

Included in principal payments are $775.0 million in 2010 and $800.0 million in 2011 associated with the maturing of the Revolving Credit Facilities and the Term Loan, respectively, both of which have a one-year extension option, subject to certain requirements (Note 7).

For the year ended December 31, 2009, the Company incurred debt extinguishment costs of $14.4 million, which are reflected in other expense in the Company’s consolidated statement of operations.

10.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Fair Value Hierarchy

The standard Fair Value Measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

• Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
• Level 2	Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals; and
• Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Measurement of Fair Value

At December 31, 2009, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

Although the Company has determined that certain inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. During the second half of 2008, the credit spreads on the Company and certain of its counterparties widened significantly and, as a result, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are significant to the overall valuation of all of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. These inputs reflect the Company’s assumptions.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements and securities included in the Company’s Elective Deferred Compensation Plan (Note 18) that are included in other liabilities at December 31, 2009, measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

December 31, 2009
Derivative Financial Instruments	$—	$—	$15.4	$15.4
Marketable Securities	$2.4	$—	$—	$2.4
December 31, 2008
Derivative Financial Instruments	$—	$—	$21.7	$21.7
Marketable Securities	$3.3	$—	$—	$3.3

The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3). As described above, the Company transferred its derivatives into Level 3 from Level 2 during the fourth quarter of 2008 due to changes in the significance of its derivative’s valuation as a result of changes in non-performance risk associated with its credit standing.

Derivative Financial
Instruments

Balance of Level 3 at December 31, 2007	$—
Transfers into Level 3	(17.1)
Total losses included in other comprehensive (loss) income	(4.6)

Balance of Level 3 at December 31, 2008	$(21.7)
Total losses included in other comprehensive (loss) income	6.3

Balance of Level 3 at December 31, 2009	$(15.4)

The unrealized gain of $6.3 million above included in other comprehensive (loss) income is attributable to the change in unrealized gains or losses relating to derivative liabilities that are still outstanding at December 31, 2009 — none of which were reported in the Company’s consolidated statements of operations because they are documented and qualify as hedging instruments.

The Company calculates the fair value of its interest rate swaps, based upon the amount of the expected future cash flows paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception, and the cash flows on the floating leg of a swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve that is constructed using LIBOR fixings, Eurodollar futures and swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting its derivative values, the Company incorporates the non-performance risk for both the Company and its counterparties to these contracts based upon either credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accruals and Other Liabilities

The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $74.6 million and $134.0 million at December 31, 2009 and 2008, respectively, as compared to the carrying amounts of $76.2 million and $134.0 million, respectively. The carrying value of the TIF Bonds (Note 4) approximated its fair value at December 31, 2009 and 2008. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of debt is determined using the trading price of public debt, or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non performance risk.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Financial instruments at December 31, 2009 and 2008, with carrying values that are different than estimated fair values, based on the valuation methods outlined in the standard Fair Value Measurements at December 31, 2009 and 2008 are summarized as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$1,689,841	$1,691,445	$2,402,032	$1,496,474
Revolving Credit Facilities and Term Debt	1,575,028	1,544,481	1,827,183	1,752,260
Mortgages payable and other indebtedness	1,913,794	1,875,187	1,637,440	1,570,877

	$5,178,663	$5,111,113	$5,866,655	$4,819,611

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2009 and 2008, the aggregate fair value of the Company’s $400 million and $600 million of Swaps was a liability of $15.4 million and

$21.7 million, respectively, which is included in other liabilities in the consolidated balance sheet. The following table discloses certain information regarding the Swaps:

Aggregate Notional Amount	LIBOR
(in millions)	Fixed Rate	Maturity Date

$200.0	4.9%	October 2009(A)
$200.0	5.1%	June 2010
$100.0	4.9%	September 2010
$100.0	4.8%	February 2012

(A)	Expired at maturity

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as an increase to interest expense (and a corresponding decrease to earnings) of approximately $12.4 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. During the three years ended December 31, 2009, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

		Notional
Interest Rate Derivative	Number of Instruments	(in millions)

Interest rate swaps	Three	$400.0

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and 2008 (in millions):

Liability Derivatives
Derivatives	December 31, 2009		December 31, 2008
designated as hedging	Balance Sheet		Balance Sheet
instruments	Location	Fair Value	Location	Fair Value

Interest rate products	Other liabilities	$15.4	Other liabilities	$21.7

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

				Location of
				Gain (Loss)
				Reclassified
				from
	Amount of Gain (Loss)			Accumulated	Amount of Gain Reclassified
	Recognized in OCI on Derivative			OCI into	from Accumulated OCI into Income
	(Effective Portion)			Income	(Effective Portion)
Derivatives in Cash	Year Ended December 31,			(Effective	Year Ended December 31,
Flow Hedging	2009	2008	2007	Portion)	2009	2008	2007

Interest rate products	$6.3	$(1.7)	$(19.0)	Interest expense	$0.4	$0.6	$1.5

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. In addition, the Company continually assesses its ability to obtain funds through additional equity and/or debt offerings, including the issuance of unsecured notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment under those derivative obligations.

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2009	2008	2007

Euro denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$2.2	$(22.2)	$(0.2)
Canadian-dollar-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	16.3	(3.3)	(0.3)

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of fair value considerations in Note 14 and a discussion of equity derivative instruments in Note 12.

11.	Commitments and Contingencies

Business Risks and Uncertainties

The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending.

As discussed in Notes 7 and 8, the Revolving Credit Facilities, Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These Revolving Credit Facilities, Term Loan and indentures also contain customary default provisions, including the failure to make timely payments on principal and interest issued thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of certain specified levels. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the Company’s inability to obtain further funding and/or an acceleration of all of the Company’s outstanding borrowings.

As of December 31, 2009, the Company was in compliance with all of its financial and operating covenants under the Revolving Credit Facilities, term debt and senior notes. The Company’s current business plans indicate that it will be able to operate in compliance with these covenants in 2010 and beyond. If there is a continued decline in the retail and real estate industries and/or the Company is unable to successfully execute its plans, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of debt issued thereunder in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts and an inability to predict future economic conditions have encouraged the Company to adopt a strict focus on lowering leverage, increasing its financial flexibility and improving its liquidity.

The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize its liquidity, repay its outstanding borrowings as they mature and comply with its financial covenants in 2010 and beyond. The Company has already implemented several steps integral to the successful execution of its plans to raise additional equity and debt capital through a combination of retained capital, the issuance of common shares, debt financing and refinancing, and asset sales.

Although the Company has made considerable progress during 2009 in implementing the steps to address its objectives of reducing leverage, improving liquidity and continuing to comply with its covenants and repay obligations as they become due, certain transactions may not close as anticipated, or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations including its ability to remain compliant with its covenants and repay the Company’s obligations as they become due.

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. The court has not yet ruled on the Company’s motion.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures since the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction currently is scheduled for April 6, 2010. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company is pursuing an appeal of the verdict. Included in other liabilities on the consolidated balance sheet is a provision that represents management’s best estimate of loss based upon a range of liability. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the jury verdict, there can be no assurance that the Company will be successful in its appeal.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $48.6 million as of December 31, 2009.

At December 31, 2009, the Company had outstanding letters of credit of approximately $85.9 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with certain unconsolidated joint venture agreements, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects, composed principally of outstanding construction contracts aggregating approximately $4.8 million as of December 31, 2009. The Company and/or its equity affiliates are entitled to receive a priority return on these capital advances at rates ranging from 10.5% to 12.0%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $30.4 million at December 31, 2009.

In connection with Service Holdings, the Company guaranteed the base rental income from one to three years for various affiliates of Service Holdings in the aggregate amount of $2.2 million. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guaranty.

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR-SAU Retail Fund pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate, except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or the date when the city’s parking garage bonds are repaid. No assets of the Company are currently held as collateral related to these obligations. The Company has not recorded a liability for the guaranty.

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. As of December 31, 2009, the remaining debt service obligation guaranteed by the Company was $10.1 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guaranties. To date, tax revenues have exceeded the debt service payments for these bonds.

The Company continually monitors obligations and commitments entered into on its behalf. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2009, other than as described above.

Leases

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2010	$532,112
2011	479,323
2012	412,644
2013	351,849
2014	291,067
Thereafter	1,206,265

$3,273,260

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2010	$5,098
2011	4,981
2012	4,884
2013	4,446
2014	3,975
Thereafter	149,548

$172,932

12.	Non-Controlling Interests, Redeemable Operating Partnership Units, Preferred Shares, Common Shares, Common Shares in Treasury and Deferred Compensation Obligations

Equity

The Company’s balance sheet was adjusted as of December 31, 2008, to reclassify $127.5 million in non-controlling interests as a component of equity pursuant to the provisions of the standard Non-Controlling Interests in Consolidated Financial Statements. In addition, paid-in capital was increased by $79.2 million relating to the retrospective adoption of the standard Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) relating to the allocated value of the equity component of certain of the Senior Convertible Notes (Note 1).

Transfers from Non-controlling Interest

	December 31,
	2009	2008	2007

Net (loss) income attributable to DDR	$(356,593)	$(71,930)	$264,942
Purchase of OP Units	—	(5,172)	—

Change from net (loss) income attributable to DDR and decrease from the non-controlling interest	$(356,593)	$(77,102)	$264,942

Non-Controlling Interests

Non-controlling interests consist of the following (in millions):

	December 31,
	2009	2008

MV	$22.5	$70.2
Shopping centers and development parcels in Arizona, Missouri, Utah and Wisconsin	15.9	15.4
Consolidated joint venture interests primarily outside the United States	44.8	34.5
Operating partnership units	6.6	7.4

	$89.8	$127.5

At December 31, 2009 and 2008, the Company had 369,176 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s balance sheet either as redeemable operating partnership units or non-controlling interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.

In 2008, 0.5 million of OP Units were converted into an equal number of common shares of the Company. In 2007, the Company purchased 10,480 OP Units for cash of $0.7 million. These transactions were treated as a purchase of a non-controlling interest.

Redeemable Operating Partnership Units

At December 31, 2009 and 2008, the Company had 29,525 redeemable OP Units outstanding. Redeemable OP Units are presented at the greater of their carrying amount (at December 31, 2009 and 2008) or redemption value (at December 31, 2007) at the end of each reporting period. Changes in the value from period to period are recorded to paid in capital in the Company’s consolidated balance sheets. Below is a table reflecting the activity of the redeemable OP Units (in thousands):

Balance at December 31, 2007	$1,163
Net income	61
Distributions	(61)
Adjustment to redeemable operating partnership units	(536)

Balance at December 31, 2008	627
Net income	13
Distributions	(13)

Balance at December 31, 2009	$627

Preferred Operating Partnership Units

In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”) 20 million preferred units (the “Preferred OP Units”), with a liquidation preference of $25 per unit, aggregating $500 million, secured by the net assets of one of the Company’s consolidated subsidiaries. In accordance with terms of the agreement, the Preferred OP Units were redeemed at 97.0% of par in June 2007.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2009	2008

Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2009 and 2008	$180,000	$180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2009 and 2008	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2009 and 2008	170,000	170,000

	$555,000	$555,000

In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company recorded a charge to net income attributable to DDR common shareholders of $5.4 million relating to the write-off of the original issuance costs.

The Class G depositary shares represent 1/10 of a preferred share and have a stated value of $250 per share. The Class H and I depositary shares represent 1/20 of a Class H and Class I preferred share, and have a stated value of $500 per share. The Class G, Class H and Class I depositary shares are redeemable by the Company, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 Class A Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class B Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class C Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class D Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class E Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class F Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class G Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class H Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class I Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class J Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value

•	750,000 Non-Cumulative Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value. Dividends declared per share of common stock were $0.44, $2.07 and $2.64 for 2009, 2008 and 2007, respectively.

The Company declared a dividend on March 2, 2009 and May 28, 2009, on its common shares of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the dividends in the first and second quarter of 2009, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash. The Company declared an all-cash dividend of $0.02 per common share in each of the third and fourth quarters of 2009.

The Company issued common shares through open market sales through its continuous equity programs for the years ended December 31, 2009 and 2008, as follows (amounts in millions except per share):

	Number of	Average Price
	Shares Sold	Per Share	Net Proceeds

2009	23.5	$8.78	$204.5
2008	8.3	$4.92	$41.9

The Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30.0 million common shares for aggregate gross proceeds of approximately $112.5 million to the Investor and certain members of the Otto family (collectively with the Investor, the ‘‘Otto Family”). The Stock Purchase Agreement also provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.” Under the terms of the Stock Purchase Agreement, the Company also issued additional common shares to the Otto Family in an amount equal to any dividend payable in shares declared by the

Company after February 23, 2009 and prior to the applicable closing. The exercise price of the warrants is also subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term.

On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family in connection with the Otto Transaction. The transaction was completed in two closings, May 2009 and September 2009. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. The Company also issued an additional 1,071,428 common shares to the Otto Family as a result of the first quarter 2009 dividend associated with the initial 15.0 million common shares. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,787,304 common shares to the Otto Family as a result of the first and second quarter 2009 dividends associated with the second 15.0 million shares. In total, the Company issued 32,858,732 common shares to the Otto Family.

In December 2006, the Company entered into forward-sale agreements in anticipation of the merger with IRRETI (Note 3). In February 2007, the Company settled this contract and issued an aggregate of 11.6 million of its common shares for approximately $750 million. In February 2007, the Company issued an additional 5.7 million of its common shares as part of the consideration to the IRRETI shareholders.

Equity Derivative Instruments — Otto Transaction

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

The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the consolidated balance sheet as follows (in millions):

	December 31, 2009
Derivatives not Designated as Hedging Instruments	Balance Sheet Location	Fair Value

Warrants	Other liabilities	$56.1

The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Year Ended
		December 31,
		2009
Derivatives not Designated as Hedging Instruments	Income Statement Location	Gain (Loss)

Equity forward — issued shares	Loss on equity derivative instruments	$(152.9)
Warrants	Loss on equity derivative instruments	(46.9)

		$(199.8)

The loss above for these contracts was derived principally from the increase of the Company’s stock price from April 9, 2009, the shareholder approval date, to the market price on the date of the respective closings, related to the equity issued, or December 31, 2009, related to the warrants.

Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments is determined using a Bloomberg pricing model. The Company has determined that the significant inputs used to value its equity forwards fall within Level 2 of the fair value hierarchy. However, the Company has determined that the warrants fall within Level 3 of the fair value hierarchy due to the significance of the volatility and dividend yield assumptions in the overall valuation. The Company utilized historical volatility assumptions as it believes this better reflects the true valuation of the instruments. Although the Company considered using an implied volatility based upon certain short-term publicly traded options on its common shares, it instead utilized its historical share price volatility when determining an estimate of fair value of its five-year warrants. The Company believes that the historic volatility better represents long-term future volatility and is more consistent with how an investor would view the value of these securities. The Company will continually evaluate its significant assumptions to determine what it believes provides the most relevant measurements of fair value at each reporting date.

	Fair Value Measurement at
	December 31, 2009
	(in millions)
	Level 1	Level 2	Level 3	Total

Warrants	$—	$—	$56.1	$56.1

The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities, as noted above, having fair value measurements based on significant unobservable inputs (Level 3).

Equity
Derivative
Instruments
Liability

Balance of Level 3 at January 1, 2009	$—
Initial Valuation	(9.2)
Unrealized loss	(46.9)

Balance of Level 3 at December 31, 2009	$(56.1)

Deferred Compensation Obligations

Vesting of restricted stock grants approximating 0.2 million, 0.1 million and 0.1 million common shares in 2009, 2008 and 2007, respectively, was deferred through the Company’s non-qualified deferred compensation plans. The Company recorded $6.7 million, $4.3 million and $6.7 million in 2009, 2008 and 2007, respectively, in shareholders’ equity as deferred compensation obligations for the vested restricted stock deferred into the Company’s non-qualified deferred compensation plans. Also, in accordance with the transition rules under Section 409A of the Internal Revenue Code and the change in control that occurred in September 2009, certain officers and directors elected to have their deferrals distributed, which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $2.8 million.

In 2008, deferred obligations aggregating $14.0 million were distributed from the Equity Deferred Compensation Plan (Note 18) to the current Executive Chairman of the Board of the Company resulting in a reduction of the deferred obligation and corresponding increase in paid-in capital.

Common Shares in Treasury

In March 2007, the Company’s Board of Directors authorized the Company to repurchase 1,878,311 common shares at a cost of $62.29 per share in connection with the issuance of the 2007 Senior Convertible Notes in 2007 (Note 8). In June 2007, the Company’s Board of Directors authorized a common share repurchase program. The Company had repurchased 5.6 million common shares under this program at a weighted-average cost of $46.66 per share in 2007.

13.	Other Revenue

Other revenue from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Lease termination fees	$4,066	$5,791	$4,961
Acquisition and financing fees(A)	1,050	1,991	7,881
Other	2,251	961	853

Total other revenue	$7,367	$8,743	$13,695

(A)	The year ended December 31, 2007, included acquisition fees of $6.3 million earned from the formation of the DDRTC Core Retail Fund in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and are based upon the amount of the financing transaction by the joint venture.

14.	Impairment Charges and Impairment of Joint Venture Investments

In 2009 and 2008, due to the continued deterioration of the U.S. capital markets, the lack of liquidity and the related impact on the real estate market and retail industry that accelerated during the fourth quarter of 2008, the Company determined that certain of its consolidated real estate investments and unconsolidated joint venture investments were impaired. As a result, the Company recorded aggregate impairment charges of approximately $154.7 million and $79.9 million in 2009 and 2008, respectively, on several consolidated real estate investments, including operating shopping centers and land under development. For the years ended December 31, 2009 and 2008, impairment charges of $74.1 million and $4.6 million, respectively, are reflected in discontinued operations (Note 15). Of the aggregate impairment charges recorded in 2009, approximately $86.0 million were triggered primarily due to the Company’s decision to market these assets for sale. The remaining $68.7 million of impairment charges for the year ended December 31, 2009, related to 14 assets formerly occupied by Mervyns, of which the Company’s proportionate share was $33.6 million after adjusting for the allocation of the loss to the non-controlling interest in this consolidated joint venture.

In addition, in 2009 and 2008, as discussed in Note 2, the Company recorded impairment charges and reserves on several investments in unconsolidated joint ventures aggregating $184.6 million and $107.0 million, respectively. The impairments were recognized because these investments incurred an “other than temporary impairment.” The Company’s investments in unconsolidated joint ventures are considered “financial assets.”

Measurement of Fair Value

The Company is required to assess the value of both impaired consolidated and unconsolidated joint venture investments. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income and hold period. For projects under development, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate. For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt. These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

When a loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the fair value of the underlying collateral.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the year ended December 31, 2009, and for financial assets only for the year ended December 31, 2008 (in millions). The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges

December 31, 2009
Long-lived assets held and used	$—	$—	$241.1	$241.1	$150.2
Unconsolidated joint venture investments	—	—	96.6	96.6	184.6
Assets held for sale	—	—	10.5	10.5	4.5
December 31, 2008
Unconsolidated joint venture investments	4.8	—	174.5	179.3	107.0

15.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2009, the Company sold 34 properties that were classified as discontinued operations for the years ended December 31, 2009, 2008 and 2007, aggregating 3.9 million square feet of Company-owned GLA. The Company had two properties considered held for sale at December 31, 2009. Included in discontinued operations for the three years ended December 31, 2009, are 123 properties aggregating 11.4 million square feet of Company-owned GLA. Of these properties, 122 were previously included in the shopping center segment, and one of these properties was previously included in the business center segment (Note 21). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, 2009, included herein.

There were two assets designated as held for sale as of December 31, 2009. The balance sheet relating to the two assets held for sale and the operating results relating to assets sold or designated as assets held for sale at December 31, 2009, are as follows (in thousands):

December 31,
2009

Land	$8,386
Buildings	2,849

11,235
Less: Accumulated depreciation	(782)

Total assets held for sale	$10,453

	For the Year Ended December 31,
	2009	2008	2007

Revenues	$24,002	$61,885	$88,665

Expenses:
Operating	7,279	17,356	23,745
Impairment charges	74,077	4,601	—
Interest, net	7,484	14,218	22,131
Depreciation and amortization	6,782	17,755	27,410

	95,622	53,930	73,286

(Loss) income from discontinued operations	(71,620)	7,955	15,379
(Loss) gain on disposition of real estate, net of tax	(24,027)	(4,830)	12,260

	$(95,647)	$3,125	$27,639

Disposition of Real Estate and Real Estate Investments

The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	For the Year Ended December 31
	2009	2008	2007

Land sales(A)	$4.8	$6.2	$14.0
Previously deferred gains on dispositions(B)	4.3	0.8	2.8
Transfer of assets to DDR Domestic Retail Fund I(C)(D)	—	—	1.8
Transfer of assets to TRT DDR Venture I(C)(E)	—	—	50.3

	$9.1	$7.0	$68.9

(A)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(B)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required. The Company did not record a gain on the contribution of three assets in 2007, as these assets were recently acquired through the merger with IRRETI.

(C)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(D)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, because these assets were recently acquired through the merger with IRRETI.

(E)	The Company transferred three recently developed assets.

16.	Comprehensive (Loss) Income

Comprehensive (loss) income attributable to DDR is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Net (loss) income	$(403,627)	$(83,008)	$282,726
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	15,664	(13,293)	(20,126)
Amortization of interest-rate contracts	(373)	(643)	(1,454)
Foreign currency translation	47,146	(48,701)	22,716

Other comprehensive income (loss)	62,437	(62,637)	1,136

Comprehensive income (loss) attributable to the non-controlling interests	43,995	14,901	(17,706)

Total comprehensive (loss) income attributable to DDR	$(297,195)	$(130,744)	$266,156

17.	Transactions with Related Parties

In 2009, the Company completed the Otto Transaction (Note 12). Mr. Otto is currently the Chairman of the Executive Board of ECE Projektmanagement G.m.b.H. & Co. KG, or ECE, which is a fully integrated international developer, owner and manager of shopping centers. In May 2007, DDR and ECE formed a joint venture to fund investments in new retail developments to be located in western Russia and Ukraine. DDR contributed 75% of the equity of the joint venture, and ECE contributed the remaining 25% of the equity. The Company consolidates this entity. In addition, two of the Company’s directors are directors of ECE Projektmanagement International G.m.b.H., one of the limited partners in the ECE/DDR joint venture, and one of these directors is also a Managing Director of ECE Investment International G.m.b.H, an affiliate of ECE.

In April 2009, the Company entered into a $60 million secured bridge loan with an affiliate of the Otto Family. The bridge loan was repaid in May 2009 with the proceeds of a $60 million secured loan also obtained from an affiliate of the Otto Family, which is included in Mortgage and other secured indebtedness on the Consolidated Balance Sheets. The loan has an interest rate of 9%, matures in 2014 and is collateralized by a shopping center. The Company paid interest of approximately $3.9 million on these loans for the year ended December 31, 2009.

In July 2008, the Company purchased a 25.2525% membership interest in RO & SW Realty (“ROSW”), a Delaware limited liability company, from Wolstein Business Enterprises, L.P. (“WBE”), a limited partnership established for the benefit of the children of Scott A. Wolstein, the Company’s Executive Chairman of the Board of Directors, and a 50% membership interest in Central Park Solon, an Ohio limited liability company (“Central Park”), from Mr. Wolstein, for $10.0 million. The acquired interests in both ROSW and Central Park are referred to herein as the “Membership Interests.” ROSW is a real estate company that owns 11 properties (the “Properties”). Central Park is a real estate company that owns the development rights relating to a large-scale mixed use project in Solon, Ohio (the “Project”). The Company had identified a number of development projects located near the Properties as well as several value-add opportunities relating to the Properties, including the Project. In October 2008, the Company assumed Mr. Wolstein’s obligation under a promissory note that funded the pre-development expenses of the Project. Mr. Wolstein and his 50% partner, who also holds the remaining membership interest in each of Central Park and ROSW, were jointly and severally liable for the obligations under the promissory note, and they agreed to indemnify each other for 50% of such obligations. The promissory note was repaid by the Company in 2009.

The purchase of the Membership Interests by the Company, including the assumption of the promissory note obligations, was approved by a special committee of disinterested directors of the Company who were appointed and authorized by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to review and approve the terms of the acquisition and assumption.

The Company accounts for its interest in ROSW and Central Park under the equity method of accounting and recorded the aggregate $11.3 million acquisition of the Membership Interests as Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet. In the fourth quarter of 2008, due to deteriorating market conditions, the Company and its partner in Central Park decided not to pursue the Project. As a result, the Company recorded a charge of approximately $3.2 million, representing a write-off of the purchase price allocated to the Project and the 50% interest in Central Park. In addition, it was determined that approximately $1.9 million of the pre-development costs, assumed upon acquisition and subsequently incurred, should be written off as “dead-deal” costs, of which the Company has a 50% interest.

The Company has a lease for office space owned by Mr. Wolstein’s mother. General and administrative rental expense associated with this office space aggregated $0.5 million for the year ended December 31, 2009, and $0.6 million for each of the years ended December 31, 2008 and 2007. This office lease expired on December 31, 2009. The Company periodically utilizes a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, Mr. Wolstein’s father, and one of the Company’s principal shareholders, for Company-sponsored events and meetings. The Company paid $0.2 million in 2008 and 2007 for the use of this facility.

Transactions with the Company’s equity affiliates are described in Note 2.

18.	Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant approximated $5.0 million common shares at December 31, 2009. Options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain employees, within five years thereof). Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

In previous years, the Company granted options to its directors. Options are no longer granted to the Company’s directors. Such options were granted at the fair market value on the date of grant. All of the options granted to the directors are currently exercisable.

The fair values for stock-based awards granted in 2009, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2009	2008	2007

Weighted-average fair value of grants	$2.21	$3.39	$9.76
Risk-free interest rate (range)	1.1% - 2.7%	2.0% - 2.9%	4.1% - 4.8%
Dividend yield (range)	8.6% - 24.9%	6.9% - 9.0%	4.0% - 4.9%
Expected life (range)	3 - 6 years	3 - 5 years	3 - 5 years
Expected volatility (range)	58.0% - 93.8%	22.3% - 36.3%	19.2% - 20.3%

The risk-free rate was based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the award. The expected life of the award was derived by referring to actual exercise experience. The expected volatility of the stock was derived by referring to changes in the Company’s historical stock prices over a time frame similar to the expected life of the award.

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual	Aggregate
	Number of Options		Exercise	Term	Intrinsic
	Employees	Directors	Price	(years)	Value
	(thousands)

Balance December 31, 2006	1,485	42	$37.28
Granted	341	—	65.54
Exercised	(148)	—	32.22
Forfeited	(25)	—	47.21

Balance December 31, 2007	1,653	42	$43.37
Granted	665	—	37.43
Exercised	(51)	(10)	27.01
Forfeited	(82)	—	45.31

Balance December 31, 2008	2,185	32	$41.97
Granted	1,415	—	6.00
Exercised	(149)	—	5.83
Forfeited	(121)	(10)	25.10

Balance December 31, 2009	3,330	22	$29.02	6.8	$3,951

Options exercisable at December 31,
2009	3,329	22	$29.02	6.8	$3,947
2008	1,268	32	40.06	5.3	—
2007	1,003	42	35.67	5.7	5,706

The following table summarizes the characteristics of the options outstanding at December 31, 2009 (in thousands):

Options Outstanding
		Weighted-
		Average		Options Exercisable
	Outstanding	Remaining	Weighted-		Weighted-
Range of	as of	Contractual Life	Average	Exercisable as of	Average
Exercise Prices	12/31/09	(years)	Exercise Price	12/31/09	Exercise price

$0.00-$9.50	1,218	9.0	$6.02	1,217	$6.02
$9.51-$29.50	232	2.0	22.30	232	22.30
$29.51-$49.50	1,330	5.9	38.32	1,330	38.32
$49.51-$69.50	572	6.2	59.05	572	59.05

	3,352	6.8	$29.02	3,351	$29.02

The following table reflects the activity for unvested stock option awards for the year ended (in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value

Unvested at December 31, 2008	917	$5.03
Granted	1,415	0.78
Vested	(2,300)	2.47
Forfeited	(31)	1.70

Unvested at December 31, 2009	1	$2.21

As of December 31, 2009, total unrecognized stock option compensation cost of share-based compensation arrangements was not material.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2009, was approximately $0.5 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2009, was approximately $0.9 million. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2009, 2008 and 2007, the Board of Directors approved grants of 2,109,798; 132,394 and 89,172 restricted common shares, respectively, to certain executives of the Company. The restricted stock grants vest in equal annual amounts over a four-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $5.08 to $66.75, which was equal to the market value of the Company’s common shares at the date of grant. In 2009, 2008 and 2007, grants of 111,181; 16,978 and 5,172 common shares, respectively, were issued as compensation to the Company’s outside directors. These grants were issued equal to the market value of the Company’s stock at the date of grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2009 (awards in thousands):

		Weighted-
		Average
		Grant Date
	Awards	Fair Value

Unvested at December 31, 2008	193	$46.50
Granted	2,110	5.34
Vested	(1,160)	12.44
Forfeited	—	—

Unvested at December 31, 2009	1,143	$5.08

As of December 31, 2009, total unrecognized compensation of restricted stock award arrangements granted under the plans was $5.8 million and expected to be recognized over a three-year term.

Value Sharing Equity Program

In July 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “VSEP”) and the grant of awards to certain of the Company’s officers. The VSEP is designed to allow the Company to reward participants with a portion of “Value Created” (as described below).

On six specified measurement dates, (July 31, 2010; January 31, 2011; July 31, 2011; January 31, 2012; July 31, 2012 and December 31, 2012), the Company will measure the Value Created during the period between the start of the VSEP and the applicable measurement date. Value Created is measured as the increase in the Company’s market capitalization (i.e., the product of the Company’s share price and the number of shares outstanding as of the measurement date), as adjusted for any equity issuances or equity repurchases between the start of the VSEP and the applicable measurement date.

Each participant was assigned a “percentage share” of the Value Created. After the first measurement date, each participant will receive a number of Company shares with an aggregate value equal to two-sevenths of the participant’s percentage share of the Value Created. After each of the next four measurement dates, each participant will receive a number of Company shares with an aggregate value equal to three-sevenths, then four-sevenths, then five-sevenths, and then six-sevenths, respectively, of the participant’s percentage share of the Value Created. After the final measurement date, each participant will receive a number of Company shares with an aggregate value equal to the participant’s full percentage share of the Value Created. For each measurement date, however, the number of Company shares awarded to a participant will be reduced by the number of Company shares previously earned by the participant as of prior measurement dates. This will keep the participants from benefiting more than once for increases in the Company’s share price that occurred during earlier measurement periods.

The Company shares granted to a participant will then be subject to an additional time-based vesting period. During this period, Company shares will generally vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant.

The fair value of the VSEP grants were estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	1.9%
Dividend yield	6.2%
Expected life	3.4 years
Expected volatility	88%

As of December 31, 2009, $11.4 million of total unrecognized compensation costs were related to the two market metric components associated with the awards granted under the VSEP and expected to be recognized over the seven-year term, which includes the vesting period.

Performance Units

The Board of Directors approved a grant of performance units (“Performance Units”) to the Company’s current Executive Chairman of the Board (in 2000 and 2002), former President (in 2002) and current Chief Executive Officer (“CEO”) and President (in 2002). Pursuant to the provisions of the Performance Units, through 2006 the Performance Units were converted to an aggregate 666,666 restricted common shares based on the annualized total shareholders’ return for the five years then ended. Each of these restricted share grants vests over a five-year period.

The fair value of each Performance Unit grant was estimated on the date of grant using a simulation approach based on the following assumptions:

Range

Risk-free interest rate	4.4% - 6.4%
Dividend yield	7.8% - 10.9%
Expected life	10 years
Expected volatility	20% - 23%

The following table reflects the activity for the unvested awards for the year ended December 31, 2009 (in thousands):

Awards

Unvested at December 31, 2008	294
Vested	(294)

Unvested at December 31, 2009	—

Outperformance Awards

In December 2005 and August 2006, the Company entered into outperformance long-term incentive plan agreements (“Outperformance Awards”) with certain executive officers. The Outperformance Awards provide for awards of the Company’s common shares, or an equivalent amount in cash, at the Company’s option, to certain officers of the Company if stated performance metrics are achieved.

The measurement period for the Company’s current Executive Chairman of the Board and current CEO and President (the “Senior Executive Officers”) ended on December 31, 2007. At the end of this measurement period, the Company achieved the FFO Target (a specified level of growth in the Company’s funds from operations), and the Executive Compensation Committee of the Board of Directors (the “Committee”) determined that the Senior Executive Officers attained a discretionary metric (non-financial performance criteria established by the Committee) based on effective development of executives and the successful transition of management responsibilities and duties following the former president of the Company’s departure as an executive officer. The Company, however, did not achieve either metric (based on a total return to the Company’s shareholders target (the “TRS Target”) and a total return to the Company’s shareholders target relative to that of the total return to shareholders of companies included in a specified peer group (the “Comparative TRS Target,” together with the TRS Target, the “TRS Metrics”). Thus, the Committee granted outperformance awards that were converted into 107,879 common shares to the Senior Executive Officers in 2008.

With respect to eight additional executive officers (the “Officers”), the performance metrics were as follows: (a) the FFO Target and (b) the TRS Metrics (together with the FFO Target and the TRS Target, the “Officer Targets”). The measurement period for the Officer Targets ended December 31, 2009. At the end of this measurement period, the Company did not achieve the Officer Targets. As such, no common shares will be issued in 2010 pursuant to the Outperformance Awards.

The fair value of each outperformance unit grant for the share price metrics was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	4.4% - 5.0%
Dividend yield	4.4% - 4.5%
Expected life	3-5 years
Expected volatility	19% - 21%

2007 Supplemental Equity Program

In December 2007, the Board of Directors approved the 2007 Supplemental Equity Program (“2007 Program”) for certain executive officers. The 2007 Program provided for an award pool payable in common shares, or an equivalent amount in cash, at the Company’s option, to certain executive officers of the Company if the actual total return on the common shares during the relevant measurement period exceeds the minimum return.

In December 2008, the Committee decided to terminate the 2007 Program because it determined that the program no longer provided any motivational or retention value, and therefore would not help achieve the two goals for which it was created. In connection with the termination of the 2007 Program, as the Committee and the participants agreed to cancel the awards for no consideration and the termination was not accompanied by a concurrent grant of (or offer to grant) replacement awards or other valuable consideration, the Company recorded a non-cash charge in 2008 of approximately $15.8 million of previously unrecognized compensation cost associated with these awards. The termination was considered a settlement for no consideration. As a result, in 2008, the Company recorded a charge of $15.8 million representing the unrecorded compensation expense based upon the grant date fair value relating to the remaining four years under the 2007 Program relating to its termination. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

Stock-Based Compensation

In April 2009, the Otto Transaction was approved by the Company’s shareholders, resulting in a “potential change in control” under the Company’s equity-based award plans. In addition, in September 2009, as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options that were not subject to deferral elections became fully exercisable, all restrictions on unvested restricted shares lapsed, and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, the Company recorded accelerated non-cash charges of approximately

$15.4 million for the year ended December 31, 2009, related to these equity awards. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

During 2009, 2008 and 2007, approximately $17.4 million, $29.0 million and $11.0 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to stock grants, restricted stock, VSEP Plan, Performance Units, Outperformance Awards and 2007 Supplemental Equity Program. In addition, the Company recorded approximately $0.9 million of stock-based compensation, related to the former President’s resignation as an executive officer of the Company, effective May 2007. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2009, 2008 and 2007, were $1.0 million, $1.0 million and $0.8 million, respectively. The 401(k) plan is fully funded at December 31, 2009.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively (not material in 2009). At December 31, 2009, 2008 and 2007, deferred compensation under this plan aggregated approximately $2.4 million, $3.3 million and $15.6 million, respectively. The plan is fully funded at December 31, 2009.

Equity Deferred Compensation Plan

The Company maintains the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares (see Note 12 regarding the deferral of stock to this Plan). At December 31, 2009 and 2008, there were 0.3 million and 0.2 million common shares, respectively, of the Company in the Plan valued at $3.0 million and $1.2 million, respectively. The Plan is fully funded at December 31, 2009.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. At December 31, 2009 and 2008, there were 0.2 million and 0.1 million common shares, respectively, of the Company in the Plan valued at $1.9 million and $0.6 million, respectively. The Plan is fully funded at December 31, 2009.

19.	Earnings and Dividends Per Share

Effective January 1, 2009, the Company adopted Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Company’s unvested restricted share units contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS. Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of commons shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
Basic and Diluted Earnings	2009	2008	2007

(Loss) income from continuing operations	$(317,107)	$(93,095)	$186,237
Plus: Gain on disposition of real estate and real estate investments	9,127	6,962	68,851
Less: Loss (income) attributable to non-controlling interests	47,034	11,078	(17,784)

(Loss) income from continuing operations attributable to DDR	(260,946)	(75,055)	237,304
Less: Preferred share dividends	(42,269)	(42,269)	(50,934)

Basic and Diluted — (Loss) income from continuing operations attributable to DDR common shareholders	$(303,215)	$(117,324)	$186,370
Less: Earnings attributable to unvested shares and operating partnership units	(259)	(1,211)	(1,730)

Basic and Diluted — (Loss) income from continuing operations	(303,474)	(118,535)	184,640

Basic earnings per share:
Basic — Average shares outstanding
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.53
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.76

Number of Shares
Basic — Average shares outstanding	158,816	119,843	120,879
Effect of dilutive securities:
Stock options	—	—	456

Diluted — Average shares outstanding	158,816	119,843	121,335

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(1.91)	$(0.99)	$1.52
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.60)	0.03	0.23

Net (loss) income attributable to DDR common shareholders	$(2.51)	$(0.96)	$1.75

	2009	2008	2007

Amounts attributable to DDR’s common shareholders:
(Loss) income from continuing operations, net of tax	$(261,086)	$(74,951)	$235,602
Discontinued operations, net of tax	(95,507)	3,021	29,340

Net (loss) income attributable to DDR	$(356,593)	$(71,930)	$264,942

Preferred dividends	42,269	42,269	50,934

Net (loss) income attributable to DDR common shareholders	$(398,862)	$(114,119)	$214,008

Options to purchase 3.4 million, 2.2 million and 1.7 million common shares were outstanding at December 31, 2009, 2008 and 2007, respectively (Note 18), a portion of which has been reflected above in diluted per share amounts using the treasury stock method in 2007. Options aggregating 3.4 million, 2.2 million and 0.6 million common shares, respectively, were considered as anti-dilutive in the calculations at December 31, 2009, 2008 and 2007. Accordingly, the anti-dilutive options were excluded from the computations.

Shares subject to issuance under the Company’s VSEP plan (Note 18) are not considered in the year ended December 31, 2009, because the shares were considered anti-dilutive due to the Company’s net loss from continuing operations. These were not outstanding in 2008 and 2007.

Basic average shares outstanding do not include restricted shares totaling 1,143,000; 192,984 and 145,980 that were not vested at December 31, 2009, 2008 and 2007, respectively, or Performance Units totaling 294,667 and 385,333 that were not vested at December 31, 2008 and 2007, respectively.

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2009, 2008 or 2007 because the effect of assuming conversion was anti-dilutive (Note 12).

The Company’s two issuances of Senior Convertible Notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at December 31, 2009, were not included in the computation of diluted EPS for 2009, 2008 and 2007, because the Company’s stock price did not exceed the conversion price of the conversion feature (Note 8) of the Senior Convertible Notes in these periods and would therefore be anti-dilutive. In addition, the purchased option related to the Senior Convertible Notes will not be included in the computation of diluted EPS as the purchase option is anti-dilutive.

The Company has excluded from its basic and diluted EPS warrants to purchase 5.0 million common shares issued in May 2009, and warrants to purchase 5.0 million common shares issued in September 2009 because the warrants were considered anti-dilutive due to the Company’s net loss from continuing operations. The 15.0 million common shares issued in May 2009 and the 15.0 million common shares issued in September 2009 relating to the Otto Transaction were included in basic and diluted EPS from the date of issuance (Note 12).

20.	Federal Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2009, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2009, the Company has taxable REIT subsidiaries that generate taxable income from non-REIT activities and is subject to federal, state and local income taxes.

At December 31, 2009, 2008 and 2007, the tax cost basis of assets was approximately $9.0 billion, $9.2 billion and $8.8 billion, respectively.

The following represents the combined activity of the Company’s taxable REIT subsidiary (“TRS”) (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Book (loss) income before income taxes	$(19,104)	$(11,605)	$47,315

Components of income tax (benefit) expense are as follows:
Current:
Federal	(1,614)	1,611	1,188
State and local	—	237	1,759

	(1,614)	1,848	2,947

Deferred:
Federal	(5,810)	(18,747)	(12,962)
State and local	(855)	(2,757)	(1,939)

	(6,665)	(21,504)	(14,901)

Total benefit	$(8,279)	$(19,656)	$(11,954)

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its Taxable REIT Subsidiary to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate-related income within its TRS.

Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. During 2008, the Company recognized a $16.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable. Based on the Company’s evaluation of the facts and circumstances, the Company determined during the third quarter of 2008 that the valuation allowance should be released, as it was more-likely-than-not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate-related income that is projected to be recognized and other tax actions within the Company’s TRS. As of December 31, 2009 and 2008, the Company had no valuation allowances recorded against its deferred tax assets.

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

At December 31, 2009, the Company has recorded net deferred tax assets of $51.9 million reflecting the benefit of $19.7 million in loss carryforwards, which expire in varying amounts between the years 2022-2029. Realization is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized and will continue to execute various tax actions as needed including but not limited to the transfer of management contracts into the taxable REIT subsidiaries. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future income during the carryforward period are reduced. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008		2007

Statutory rate of 34% applied to pre-tax (loss) income	$(6,495)	$(3,946)		$16,087
Effect of state and local income taxes, net of federal tax benefit	(955)	(580)		2,366
Valuation allowance decrease	—	(17,410)		(22,180)
Other	(829)	2,280		(8,227)

Total benefit	$(8,279)	$(19,656)		$(11,954)

Effective tax rate	43.34%	169.37	%(A)	(25.27)%

(A)	The 2008 effective tax rate includes the discrete impact from the release of the valuation allowance in the third quarter 2008. Without this discrete impact, the effective tax rate is approximately 33.97%.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Deferred tax assets(1)	$52,671	$45,960	$41,825
Deferred tax liabilities	(775)	(729)	(688)
Valuation allowance(1)	—	—	(17,410)

Net deferred tax asset	$51,896	$45,231	$23,727

(1)	The majority of the deferred tax assets and valuation allowance is attributable to net operating loss carryforward, interest expense, subject to limitations, and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net (loss) income attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

GAAP net (loss) income attributable to DDR	$(356,593)	$(71,930)	$264,942
Plus: Book depreciation and amortization(A)	221,119	179,015	112,202
Less: Tax depreciation and amortization(A)	(171,684)	(147,606)	(99,894)
Book/tax differences on gains/losses from capital transactions(B)	(131,909)	1,598	12,384
Joint venture equity in earnings, net(A)	60,206	68,856	(4,321)
Dividends from subsidiary REIT investments	2,833	3,640	32,281
Deferred income	(2,734)	13,212	9,471
Compensation expense	19,122	6,892	8,818
Impairment charges	274,903	186,821	—
Otto shares and warrant valuation	199,797	—	—
Convertible debt interest expense	12,238	14,154	11,105
Miscellaneous book/tax differences, net	(24,838)	(2,923)	(20,950)

Taxable income before adjustments	102,460	251,729	326,038
Less: Capital gains	—	(1,388)	(116,108)

Taxable income subject to the 90% dividend requirement	$102,460	$250,341	$209,930

(A)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

(B)	Includes the tax deferral of gains recognized from the repurchase of debt.

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Dividends paid(A)	$102,460	$366,049	$353,094
Less: Dividends designated to prior year	(6,967)	(6,967)	(6,967)
Plus: Dividends designated from the following year	6,967	6,967	6,967
Less: Portion designated capital gain distribution	—	(1,388)	(116,108)
Less: Return of capital	—	(114,320)	(27,056)

Dividends paid deduction	$102,460	$250,341	$209,930

(A)	Dividends paid in 2009 in a combination of cash and the Company’s common shares (Note 12) under IRS Revenue Procedure 2009-15.

Characterization of distributions is as follows (per share):

	For the Year Ended December 31,
	2009	2008	2007

Ordinary income	$0.4200	$1.7563	$1.5089
Capital gains	0.0000	0.0098	0.8345
Return of capital	0.0000	0.9639	0.2266

	$0.4200	$2.7300	$2.5700

The fourth quarter dividends for each of the years ended December 31, 2009 and 2007, have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2009, 2008 and 2007, are summarized as follows:

		Gross
2009	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

1st quarter	04/21/09	$0.2000	—	—	$0.2000
2nd quarter	07/21/09	$0.2000	—	—	0.2000
3rd quarter	10/15/09	$0.0200	—	—	0.0200
4th quarter	01/06/10	—	—	—	—

		$0.4200	—	—	$0.4200

		Gross
2008	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2007	01/08/08	$0.4246	$0.0023	$0.2331	$0.6600
1st quarter	04/08/08	0.4439	0.0025	0.2436	0.6900
2nd quarter	07/08/08	0.4439	0.0025	0.2436	0.6900
3rd quarter	10/07/08	0.4439	0.0025	0.2436	0.6900

		$1.7563	$0.0098	$0.9639	$2.7300

		Gross
2007	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2006	01/08/07	$0.3464	$0.1916	$0.0520	$0.5900
1st quarter	04/09/07	0.3875	0.2143	0.0582	0.6600
2nd quarter	07/03/07	0.3875	0.2143	0.0582	0.6600
3rd quarter	10/02/07	0.3875	0.2143	0.0582	0.6600
4th quarter	01/08/08	—	—	—	—

		$1.5089	$0.8345	$0.2266	$2.5700

The Company did not pay a dividend in the fourth quarter of 2008.

21.	Segment Information

The Company had two reportable business segments, shopping centers and other investments. Each shopping center is considered a separate operating segment, and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The following table summarizes the Company’s shopping and business centers:

	December 31
	2009	2008	2007

Shopping centers owned	618	702	710
Unconsolidated joint ventures	274	329	317
Consolidated joint ventures	34	40	40
States(A)	44	45	45
Business centers	6	6	7
States	4	4	5

(A)	Includes Puerto Rico and Brazil.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2009, 2008 and 2007, reflecting the impact of discontinued operations (Note 15) (in thousands):

	2009
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$5,478	$813,829		$819,307
Operating expenses(A)	(2,425)	(332,685)		(335,110)

Net operating income	3,053	481,144		484,197
Unallocated expenses(B)			$(606,987)	(606,987)
Equity in net loss of joint ventures and impairment of joint venture interests(C)		(194,317)		(194,317)

Loss from continuing operations				$(317,107)

Total real estate assets	$49,637	$8,773,300		$8,822,937

	2008
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$6,060	$875,708		$881,768
Operating expenses(A)	(2,036)	(317,046)		(319,082)

Net operating income	4,024	558,662		562,686
Unallocated expenses(B)			$(566,543)	(566,543)
Equity in net loss of joint ventures and impairment of joint venture interests(C)		(89,238)		(89,238)

Loss from continuing operations				$(93,095)

Total real estate assets	$49,707	$9,059,859		$9,109,566

	2007
	Other	Shopping
	Investments	Centers	Other	Total

Total revenues	$5,198	$879,827		$885,025
Operating expenses	(2,077)	(224,769)		(226,846)

Net operating income	3,121	665,058		658,179
Unallocated expenses(B)			$(515,171)	(515,171)
Equity in net income of joint ventures and impairment of joint venture interests		43,229		43,229

Income from continuing operations				$186,237

Total real estate assets	$101,989	$8,883,760		$8,985,749

(A)	Includes impairment charges of $80.6 million and $75.3 million for the years ended December 31, 2009 and 2008, respectively.

(B)	Unallocated expenses consist of general and administrative, interest income, interest expense, other income/expense, tax benefit/expense and depreciation and amortization as listed in the consolidated statements of operations.

(C)	Includes impairment charges $184.6 million and $107.0 million of joint venture investments for the years ended December 31, 2009 and 2008, respectively.

22.	Subsequent Events

In February 2010, the Company issued 42.9 million common shares in an underwritten offering. Net proceeds from the sale of the common shares of approximately $338.1 million were utilized to repay debt.

In January and February 2010, the Company used its continuous equity program to sell approximately 5.0 million common shares generating an additional $46.1 million in net proceeds, which were also used to repay debt.

In February 2010, the Company announced the commencement of a cash tender offer for any and all of its outstanding 5.00% Senior Notes due 2010, any and all of its outstanding 4.625% Senior Notes due 2010 and any and all of its outstanding 5.25% Senior Notes due 2011.

23.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	First	Second	Third	Fourth		Total

2009
Revenues	$209,427	$199,544	$200,816	$209,520		$819,307
Net income (loss) attributable to DDR	87,401	(226,585)	(137,846)	(79,563	)(A)	(356,593)
Net income (loss) attributable to DDR common shareholders	76,834	(237,152)	(148,413)	(90,131	)(A)	(398,862)
Basic:
Net income (loss) per common share attributable to DDR common shareholders	$0.59	$(1.64)	$(0.90)	$(0.46)		$(2.51)
Weighted average number of shares	128,485	144,227	165,073	196,399		158,816
Diluted:
Net income (loss) per common share attributable to DDR common shareholders	$0.59	$(1.64)	$(0.90)	$(0.46)		$(2.51)
Weighted average number of shares	129,684	144,227	165,073	196,399		158,816
2008 (as adjusted)
Revenues	$224,836	$217,732	$220,677	$218,523		$881,768
Net income (loss) attributable to DDR	40,160	36,663	35,250	(184,003	)(A)	(71,930)
Net income (loss) attributable to DDR common shareholders	29,593	26,096	24,682	(194,570	)(A)	(114,199)
Basic:
Net income (loss) per common share attributable to DDR common shareholders	$0.25	$0.22	$0.20	$(1.61)		$(0.96)
Weighted average number of shares	119,148	119,390	119,795	121,019		119,843
Diluted:
Net income (loss) per common share attributable to DDR common shareholders	$0.24	$0.21	$0.20	$(1.61)		$(0.96)
Weighted average number of shares	119,300	119,561	119,882	121,019		119,843

(A)	Includes impairment charges of $92.1 million and $186.8 million for the three-months ended December 31, 2009 and 2008, respectively.

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	Balance at	Charged to
	Beginning of	(Income)				Balance at
	Year	Expense		Deductions		End of Year

Year ended December 31, 2009
Allowance for uncollectible accounts	$39,008	$21,218	(A)	$16,463		$43,763

Year ended December 31, 2008
Allowance for uncollectible accounts	$34,163	$24,343	(A)	$19,498		$39,008

Valuation allowance for a deferred tax asset	$17,410	$(17,410)		$—		$—

Year ended December 31, 2007
Allowance for uncollectible accounts	$18,024	$9,133		$(7,006	)(B)	$34,163

Valuation allowance for a deferred tax asset	$36,037	$(22,180)		$(3,553)		$17,410

(A)	Includes loan loss reserves of approximately $5.4 million for each of the years ended December 31, 2009 and 2008. This amount excludes the impairment charge of $66.9 million on the Bloomfield Loan.

(B)	Includes reserves associated with the IRRETI merger.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2009
(In thousands)

								Total			Date
								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Brandon, FL	$0	$4,111	$0	$0	$6,365	$6,365	$5,013	$1,352	$0	S/L 30.0	1972(C)
Stow, OH	1,036	9,028	0	993	34,357	35,350	11,570	23,780	0	S/L 30.0	1969(C)
Westlake, OH	424	3,803	203	424	10,045	10,469	5,767	4,702	0	S/L30.0	1974(C)
E. Norrition, PA	80	4,698	233	70	8,759	8,829	6,369	2,460	0	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,161	5,298	1,977	3,321	0	S/L 31.5	1995(A)
Tarpon Springs, FL	248	7,382	81	244	11,812	12,056	9,217	2,839	0	S/L 30.0	1974(C)
Bayonet Pt., FL	2,113	8,181	128	1,806	11,636	13,442	7,639	5,803	0	S/L 30.0	1985(C)
McHenry, IL	963	3,949	0	10,936	41,493	52,429	3,212	49,217	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	26,743	92,318	119,061	7,535	111,526	0	S/L 31.5	2006(C)
San Antonio, TX (Village)	3,370	21,033	0	2,505	25,874	28,379	1,636	26,743	0	S/L 31.5	2007(C)
Starkville, MS	1,271	8,209	0	703	6,684	7,387	2,893	4,494	0	S/L 31.5	1994(A)
Gulfport, MS	8,795	36,370	0	0	50,257	50,257	10,702	39,555	26,320	S/L 31.5	2003(A)
Tupelo, MS	2,282	14,979	0	2,213	17,552	19,765	8,029	11,736	0	S/L 31.5	1994(A)
Jacksonville, FL	3,005	9,425	0	3,028	10,027	13,055	4,735	8,320	0	S/L 31.5	1995(A)
Long Beach, CA (Pike)	0	111,512	0	0	138,113	138,113	23,599	114,514	0	S/L 31.5	2005(C)
Brunswick, MA	3,836	15,459	0	3,796	19,489	23,285	7,564	15,721	0	S/L 30.0	1973(C)
Oceanside, CA	0	10,643	0	0	14,447	14,447	4,068	10,379	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,699	5,831	774	5,057	3,169	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,462	51,069	60,531	13,370	47,161	0	S/L 31.5	2001(C)
Pasadena, CA	47,215	101,475	2,053	47,360	105,776	153,136	14,248	138,888	79,100	S/L 31.5	2003(A)
Salisbury, MD	2,070	12,495	278	2,071	13,018	15,089	3,622	11,467	9,341	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	10,345	10,820	5,156	5,664	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,854	11,044	1,584	9,460	0	S/L 31.5	2003(A)
Freehold, NJ	2,460	2,475	0	2,460	2,486	4,946	112	4,834	0	S/L 31.5	1994(A)
Opelika, AL	3,183	11,666	0	2,415	8,567	10,982	4,824	6,158	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	2,920	3,708	652	3,056	0	S/L 31.5	2003(A)
Gulf Breeze, FL	2,485	2,214	0	2,485	2,224	4,709	520	4,189	0	S/L 31.5	2003(A)
Apex, NC (South)	9,576	43,619	0	10,521	53,200	63,721	5,219	58,502	0	S/L 31.5	2006(C)
Ocala, FL	1,916	3,893	0	1,916	5,990	7,906	1,143	6,763	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	7,111	8,992	1,256	7,736	0	S/L 31.5	2003(A)
Chamblee, GA	5,862	5,971	0	5,862	6,343	12,205	1,594	10,611	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	14,255	23,653	0	14,249	24,006	38,255	5,460	32,795	0	S/L 31.5	2003(A)
Douglasville, GA	3,856	9,625	0	3,540	9,723	13,263	2,265	10,998	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Athens, GA	1,649	2,084	0	1,477	2,160	3,637	496	3,141	0	S/L 31.5	2003(A)
Griffin, GA	138	2,638	0	138	2,693	2,831	600	2,231	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	8,293	12,513	1,904	10,609	0	S/L 31.5	2003(A)
Newnan, GA	2,632	11,063	0	2,620	11,531	14,151	2,572	11,579	0	S/L 31.5	2003(A)
Union City, GA	2,288	6,246	0	2,288	7,149	9,437	1,852	7,585	0	S/L 31.5	2003(A)
Warner Robins, GA	5,977	7,459	0	5,729	7,621	13,350	1,782	11,568	7,277	S/L 31.5	2003(A)
Woodstock, GA	2,022	8,440	0	1,486	2,657	4,143	1,711	2,432	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	14,374	22,898	2,726	20,172	10,631	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	10,040	13,519	6,648	6,871	0	S/L 31.5	2003(A)
Denver, CO (University)	20,733	22,818	0	20,804	23,665	44,469	5,478	38,991	25,846	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	16,260	18,105	3,771	14,334	10,657	S/L 31.5	2003(A)
Hendersonville, TN	3,743	9,268	0	3,607	9,356	12,963	2,113	10,850	7,194	S/L 31.5	2003(A)
Johnson City, TN	124	521	0	0	2,121	2,121	290	1,831	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	6,656	17,436	1,464	15,972	7,999	S/L 31.5	2003(A)
Lynchburg,VA	5,447	11,194	0	5,447	12,341	17,788	2,859	14,929	0	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	2,875	3,463	263	3,200	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,800	9,327	965	8,362	0	S/L 31.5	2003(A)
Lexington, KY (South)	3,344	2,805	0	1,652	2,842	4,494	656	3,838	0	S/L 31.5	2003(A)
Richmond, KY	1,870	5,661	0	1,870	8,452	10,322	1,807	8,515	0	S/L 31.5	2003(A)
Allentown, PA	5,882	20,060	0	5,882	22,729	28,611	4,727	23,884	15,079	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	8,045	10,872	1,700	9,172	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,719	42,198	6,505	35,693	0	S/L 31.5	2003(A)
West Allis, WI	2,452	10,982	0	2,452	11,515	13,967	2,531	11,436	0	S/L 31.5	2003(A)
Chesterfield, MI	566	2,324	0	382	2,327	2,709	283	2,426	0	S/L 31.5	2006(A)
Ft. Collins, CO	2,767	2,054	0	1,129	4,506	5,635	914	4,721	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,705	3,922	628	3,294	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,774	79,733	91,507	14,478	77,029	44,383	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,657	13,458	2,144	11,314	7,122	S/L 31.5	2003(A)
Erie, PA (Peach)	10,880	19,201	0	6,373	45,036	51,409	18,318	33,091	24,098	S/L 31.5	1995(C)
Erie, PA (Hills)	0	2,564	13	723	3,842	4,565	3,211	1,354	0	S/L 30.0	1973(C)
Bedford, IN	706	8,425	6	1,067	10,576	11,643	5,136	6,507	0	S/L 31.5	1993(A)
San Francisco, CA	15,332	35,803	0	10,464	24,442	34,906	4,237	30,669	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	1,976	3,560	4,593	S/L 30.0	1974(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Phoenix, AZ	18,701	18,811	118	18,701	19,493	38,194	2,306	35,888	18,837	S/L 30.0	1999(A)
Martinsville, VA	3,163	28,819	0	3,163	29,646	32,809	17,380	15,429	18,677	S/L 30.0	1989(C)
Tampa, FL (Waters)	4,105	6,640	324	3,905	8,378	12,283	5,105	7,178	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	4,392	10,885	0	2,315	7,014	9,329	2,407	6,922	0	S/L 31.5	1998(C)
Huber Hts, OH	757	14,469	1	757	25,161	25,918	8,908	17,010	0	S/L 31.5	1993(A)
Lebanon, OH	651	911	31	812	1,429	2,241	491	1,750	0	S/L 31.5	1993(A)
Xenia, OH	948	3,938	0	673	6,040	6,713	2,816	3,897	0	S/L 31.5	1994(A)
Boardman, OH	9,025	27,983	0	8,152	28,233	36,385	11,097	25,288	22,429	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,685	27,905	7,360	20,545	0	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	13,881	16,280	7,243	9,037	0	S/L 31.5	1993(A)
Watertown, SD	63	6,443	442	63	12,594	12,657	8,880	3,777	0	S/L 30.0	1977(C)
St. Louis, MO (Sunset)	12,791	38,404	0	13,403	44,416	57,819	17,151	40,668	29,933	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,401	42,419	11,988	30,431	21,605	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	14,003	18,222	5,232	12,990	8,151	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	10,322	13,097	4,289	8,808	0	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,926	6,451	1,848	4,603	0	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	2,048	0	0	2,523	2,523	851	1,672	0	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	7,874	13,277	1,424	11,853	0	S/L 31.5	2004(C)
Aurora, OHzx	832	7,560	0	1,592	14,107	15,699	5,364	10,335	0	S/L 31.5	1995(C)
Nampa, ID	1,395	8,563	0	2,120	42,669	44,789	947	43,842	0	S/L 31.5	2007(A)
Idaho Falls, ID (DDRC)	1,302	5,703	0	1,418	6,453	7,871	2,722	5,149	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	15,470	17,259	7,178	10,081	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,607	8,037	5,360	2,677	0	S/L 30.0	1983(A)
Simpsonville, SC	431	6,563	0	417	6,810	7,227	3,525	3,702	0	S/L 31.5	1994(A)
Cambden, SC	627	7,519	7	1,021	10,334	11,355	5,153	6,202	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	1	1,081	16,871	17,952	8,705	9,247	11,715	S/L 31.5	1993(A)
Orangeburg, SC	318	1,693	0	318	3,449	3,767	1,411	2,356	0	S/L 31.5	1995(A)
MT. Pleasant, SC	2,584	10,470	0	2,430	19,312	21,742	6,883	14,859	12,825	S/L 31.5	1995(A)
Sault ST. Marie, MI	1,826	13,710	0	1,826	15,384	17,210	7,319	9,891	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	4,131	4,258	2,095	2,163	0	S/L 31.5	1993(A)
Walker, MI (Grand Rapids)	1,926	8,039	0	1,926	8,975	10,901	3,998	6,903	0	S/L 31.5	1995(A)
Detroit, MI	6,738	26,988	27	600	17,321	17,921	17,311	610	0	S/L 31.5	1998(A)
Houghton, MI	440	7,301	1,821	413	13,227	13,640	10,912	2,728	0	S/L 30.0	1980(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Bad Axe, MI	184	3,647	0	184	4,585	4,769	2,163	2,606	0	S/L 31.5	1993(A)
Gaylord, MI	270	8,728	2	251	10,821	11,072	5,350	5,722	0	S/L 31.5	1993(A)
Howell, MI	332	11,938	1	332	16,233	16,565	7,495	9,070	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	1,142	13,762	14,904	7,271	7,633	0	S/L 31.5	1993(A)
Elyria, OH	352	5,693	0	352	8,471	8,823	4,947	3,876	0	S/L 30.0	1977(C)
Meridian, ID	24,591	31,779	0	24,841	60,985	85,826	12,692	73,134	37,200	S/L 31.5	2001(C)
Midvale, UT (FT. Union I, II, III, Wingers)	25,662	56,759	0	28,393	80,312	108,705	22,751	85,954	0	S/L 31.5	1998(A)
Taylorsville, UT (North)	24,327	53,686	0	31,368	76,936	108,304	25,222	83,082	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,260	18,688	4,899	13,789	0	S/L 31.5	1998(A)
Salt Lake City, UT (33rd)	986	2,132	0	986	2,285	3,271	849	2,422	0	S/L 31.5	1998(A)
Riverdale, UT (North)	15,845	36,479	0	15,845	43,313	59,158	15,879	43,279	0	S/L 31.5	1998(A)
Bemidji, MN	442	8,229	500	442	11,674	12,116	8,748	3,368	0	S/L 30.0	1977(C)
Salt Lake City, UT (Hermes Bl)	2,801	5,997	0	2,801	7,067	9,868	2,675	7,193	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	3,620	8,414	12,034	3,153	8,881	0	S/L 31.5	1998(A)
Birmingham, AL Eastwood)	3,726	13,974	0	3,726	17,140	20,866	10,353	10,513	0	S/L 31.5	1994(A)
Birmingham, Al (Brookhighland)	10,573	26,002	0	11,434	51,691	63,125	18,629	44,496	26,372	S/L 31.5	1995(A)
Antioch, CA	3,066	12,220	0	3,066	1,687	4,753	1,075	3,678	0	S/L 40.0	2005(A)
Santa Rosa, CA	3,783	15,964	0	3,783	8,753	12,536	1,569	10,967	0	S/L 40.0	2005(A)
Las Vegas, NV	6,458	3,488	0	6,458	714	7,172	317	6,855	0	S/L 40.0	2005(A)
West Covina, CA	0	20,456	0	0	10,995	10,995	2,038	8,957	0	S/L 40.0	2005(A)
Phoenix, AZ	2,443	6,221	0	2,443	5,633	8,076	637	7,439	0	S/L 40.0	2005(A)
Fairfield, CA	9,140	11,514	0	9,140	(1,159)	7,981	1,044	6,937	0	S/L 40.0	2005(A)
Garden Grove, CA	4,955	5,392	0	4,955	4,853	9,808	550	9,258	0	S/L 40.0	2005(A)
San Diego, CA	5,508	8,294	0	5,508	3,394	8,902	748	8,154	0	S/L 40.0	2005(A)
Carson City, NV	1,928	4,841	0	1,928	2,135	4,063	466	3,597	0	S/L 40.0	2005(A)
Tucson, AZ	1,938	4,151	0	1,938	3,785	5,723	424	5,299	0	S/L 40.0	2005(A)
Redding, CA	1,978	5,831	0	1,978	1,986	3,964	554	3,410	0	S/L 40.0	2005(A)
San Antonio, TX	2,403	2,697	0	2,403	2,387	4,790	272	4,518	0	S/L 40.0	2005(A)
Chandler, AZ	2,136	5,831	0	2,136	5,349	7,485	599	6,886	0	S/L 40.0	2005(A)
Chino, CA	4,974	7,052	0	4,974	2,948	7,922	637	7,285	0	S/L 40.0	2005(A)
Clovis, CA	0	9,057	0	0	4,073	4,073	870	3,203	0	S/L 40.0	2005(A)
Santa Maria, CA	1,117	8,736	0	1,117	8,185	9,302	905	8,397	0	S/L 40.0	2005(A)
El Cajon, CA	0	15,648	0	0	7,952	7,952	1,533	6,419	0	S/L 40.0	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Madera, CA	1,770	746	0	1,770	603	2,373	71	2,302	0	S/L 40.0	2005(A)
Mesa, AZ	2,551	11,951	0	2,551	5,643	8,194	1,161	7,033	0	S/L 40.0	2005(A)
Burbank, CA	0	20,834	0	0	13,811	13,811	2,045	11,766	0	S/L 40.0	2005(A)
North Fullerton, CA	4,163	5,980	0	4,163	5,427	9,590	612	8,978	0	S/L 40.0	2005(A)
Tulare, CA	2,868	4,200	0	2,868	3,793	6,661	429	6,232	0	S/L 40.0	2005(A)
Lompac, CA	2,275	2,074	0	2,275	1,821	4,096	208	3,888	0	S/L 40.0	2005(A)
Palmdale, CA	4,589	6,544	0	4,589	5,964	10,553	672	9,881	0	S/L 40.0	2005(A)
Anaheim, CA	8,900	11,925	0	4,098	4,584	8,682	1,116	7,566	0	S/L 40.0	2005(A)
Sonora, CA	1,889	6,860	0	1,889	5,100	6,989	677	6,312	0	S/L 40.0	2005(A)
Phoenix, AZ	2,334	8,453	0	2,334	8,639	10,973	890	10,083	0	S/L 40.0	2005(A)
Foot Hill Ranch, CA	5,409	9,383	0	5,409	2,631	8,040	817	7,223	0	S/L 40.0	2005(A)
Reno, NV	2,695	5,078	0	2,695	4,630	7,325	520	6,805	0	S/L 40.0	2005(A)
Folsom, CA	3,461	11,036	0	3,461	4,620	8,081	1,062	7,019	0	S/L 40.0	2005(A)
Slatten Ranch, CA	5,439	11,728	0	5,439	8,379	13,818	1,150	12,668	0	S/L 40.0	2005(A)
West Seneca, NY	2,929	12,926	0	2,929	12,985	15,914	2,372	13,542	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,878	21,291	0	5,823	22,277	28,100	4,302	23,798	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	23,226	29,099	4,290	24,809	0	S/L 31.5	2004(A)
Ithaca, NY (Tops)	9,198	42,969	0	9,198	43,153	52,351	7,799	44,552	14,635	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,766	20,069	3,265	16,804	0	S/L 31.5	2004(A)
West Seneca, NY	2,576	2,590	0	2,576	3,530	6,106	653	5,453	0	S/L 31.5	2004(A)
Orland Park, IL	10,430	13,081	0	10,430	13,101	23,531	2,429	21,102	7,174	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,954	22,025	3,257	18,768	0	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	7,779	10,840	1,439	9,401	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,661	26,813	4,076	22,737	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	23,374	33,202	4,432	28,770	11,976	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	4,180	747	0	4,288	1,863	6,151	254	5,897	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,834	31,520	40,354	6,045	34,309	0	S/L 31.5	2004(A)
N. Charleston, SC (N Charl Ctr)	5,146	5,990	0	5,146	9,070	14,216	1,605	12,611	9,785	S/L 31.5	2004(A)
Jacsonville, FL (Arlington Road)	4,672	5,085	0	1,672	2,535	4,207	1,488	2,719	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	53,868	67,999	9,696	58,303	7,811	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I, II, III, IV)	22,229	52,579	0	22,279	56,751	79,030	12,093	66,937	0	S/L 31.5	2004(A)
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	910	8,205	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	109,523	158,556	20,129	138,427	40,894	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Williamsville, NY	5,021	6,768	0	5,021	8,698	13,719	1,598	12,121	0	S/L 31.5	2004(A)
Niagara Falls, NY	4,956	11,370	0	1,973	3,191	5,164	599	4,565	0	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,923	8,824	915	7,909	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,232	25,242	3,539	21,703	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,426	8,538	833	7,705	0	S/L 31.5	2004(A)
Lockport, NY	9,253	23,829	0	9,253	24,123	33,376	4,444	28,932	9,017	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	3,568	29,001	0	3,620	29,587	33,207	5,287	27,920	10,941	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	27,068	42,539	5,450	37,089	3,713	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	11,892	13,346	2,908	10,438	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	747	4,530	0	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,736	15,015	2,534	12,481	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	59,536	95,760	11,026	84,734	9,886	S/L 31.5	2004(A)
Gates, NY (Walmart)	9,369	40,672	0	9,369	42,115	51,484	7,758	43,726	23,407	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,565	5,078	0	4,565	9,244	13,809	1,503	12,306	3,228	S/L 31.5	2004(A)
Englewood, FL	2,172	2,983	0	2,172	3,195	5,367	530	4,837	1,087	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,887	17,414	2,894	14,520	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	0	14,369	44,283	58,652	7,570	51,082	19,456	S/L 31.5	2004(A)
Indian Trail, NC	3,172	7,075	0	3,172	7,267	10,439	1,382	9,057	6,525	S/L 31.5	2004(A)
Dewitt, NY	1,140	6,756	0	881	5,686	6,567	1,029	5,538	0	S/L 31.5	2004(A)
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	1,505	8,747	0	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	0	4,682	19,513	24,195	893	23,302	31,149	S/L 31.5	2007(A)
Ashtabula, OH	1,444	9,912	0	1,444	9,917	11,361	1,793	9,568	6,431	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	51,925	72,222	9,932	62,290	19,218	S/L 31.5	2004(A)
Dansville, NY	2,806	4,905	0	2,806	5,041	7,847	954	6,893	0	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,730	9,104	1,196	7,908	6,184	S/L 31.5	2004(A)
Wilmington, NC	4,785	16,852	1,183	4,287	33,445	37,732	16,108	21,624	24,500	S/L 31.5	1989(C)
Berlin, VT	859	10,948	24	866	15,583	16,449	9,363	7,086	0	S/L 30.0	1986(C)
Brainerd, MN	703	9,104	272	1,182	15,946	17,128	8,022	9,106	0	S/L 31.5	1991(A)
Spring Hill, FL	1,084	4,816	266	2,096	11,009	13,105	5,582	7,523	4,271	S/L 30.0	1988(C)
Tiffin, OH	432	5,908	435	432	7,910	8,342	6,116	2,226	0	S/L 30.0	1980(C)
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,707	42,997	56,704	8,572	48,132	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	7,833	35,550	0	8,082	56,827	64,909	19,942	44,967	32,402	S/L 31.5	1997(C)
Dickinson, ND	57	6,864	355	51	7,806	7,857	7,610	247	0	S/L 30.0	1978(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

New Bern, NC	780	8,204	72	441	5,327	5,768	2,889	2,879	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,759	155,687	288,446	24,466	263,980	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,601	77,875	106,476	12,374	94,102	57,500	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	80,817	97,203	12,431	84,772	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	42,533	50,708	6,790	43,918	23,395	S/L 31.5	2005(A)
San German, PR (Camino Real)	3,215	24	0	3,223	33	3,256	17	3,239	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	19,214	25,584	0	18,629	26,233	44,862	4,267	40,595	22,151	S/L 31.5	2005(A)
Bayamon, PR (Rio Hondo)	91,645	98,007	0	91,898	102,459	194,357	15,883	178,474	109,500	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,238	27,010	37,248	3,932	33,316	0	S/L 31.5	2005(A)
Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	12,238	16,532	1,996	14,536	0	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	7,965	29,898	0	8,094	30,937	39,031	4,981	34,050	0	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	113,463	214,682	17,294	197,388	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,728	25,804	3,026	22,778	0	S/L 31.5	2005(A)
Guyama, PR (Plaza Wal-Mart)	1,960	18,721	0	1,960	18,922	20,882	3,037	17,845	12,445	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,517	45,893	6,606	39,287	26,631	S/L 31.5	2005(A)
San German, PR (Del Oeste)	6,470	20,751	0	6,470	21,132	27,602	3,417	24,185	0	S/L 31.5	2005(A)
Princeton, NJ	7,121	29,783	0	7,121	36,099	43,220	12,753	30,467	39,600	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	6,327	44,466	0	7,343	55,782	63,125	14,494	48,631	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,456	41,808	9,862	31,946	30,000	S/L 31.5	2000(C)
Russellville, AR	624	13,391	0	624	14,862	15,486	6,827	8,659	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	19,709	20,616	7,589	13,027	0	S/L 31.5	1994(A)
Ottumwa, IA	338	8,564	103	317	15,588	15,905	7,514	8,391	0	S/L 31.5	1990(C)
Washington, NC	991	3,118	34	878	5,813	6,691	2,414	4,277	0	S/L 31.5	1990(C)
Leawood, KS	13,002	69,086	0	11,297	81,020	92,317	17,420	74,897	54,188	S/L 31.5	1998(A)
Littleton, CO	12,249	50,709	0	12,621	54,081	66,702	12,776	53,926	42,200	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	14,107	16,317	8,415	7,902	0	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475	38,004	41,479	9,147	32,332	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	9,831	11,050	5,288	5,762	0	S/L 31.5	1986(C)
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,701	15,310	4,408	10,902	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	603	1,510	0	S/L 31.5	1998(A)
Barboursville, WV	431	1,417	2	0	1,959	1,959	710	1,249	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,087	44,494	0	12,243	51,343	63,586	17,763	45,823	0	S/L 31.5	1998(A)
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	14,013	17,000	5,662	11,338	0	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	4,993	8,827	1,399	7,428	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,780	2,034	490	1,544	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	25,322	32,798	7,485	25,313	0	S/L 31.5	2001(A)
San Antonio, TX (Center)	1,232	7,881	0	1,014	7,257	8,271	535	7,736	0	S/L 31.5	2007(C)
San Antonio, TX (Lifestyle)	1,613	10,791	0	5,427	54,050	59,477	2,732	56,745	0	S/L 31.5	2007(C)
McHenry, IL	332	1,302	0	2,246	8,442	10,688	331	10,357	0	S/L 31.5	2006(C)
San Antonio, TX (Terrell)	4,980	11,880	0	4,757	11,732	16,489	750	15,739	12,467	S/L 31.5	2007(A)
Kyle, TX (Kyle Crossing)	2,548	7,349	0	2,548	7,349	9,897	16	9,881	26,935	S/L 40.0	2009(C)
Brandon, FL	4,775	13,117	0	4,775	13,117	17,892	57	17,835	0	S/L 40.0	2009(A)
Atlanta, GA	14,078	42,130	0	14,078	42,130	56,208	168	56,040	28,321	S/L 40.0	2009(A)
Marietta, GA	9,745	27,737	0	9,745	27,737	37,482	116	37,366	19,865	S/L 40.0	2009(A)
Macon, GA	2,940	5,192	0	2,940	5,482	8,422	502	7,920	0	S/L 31.5	2007(A)
Snellville, GA (Commons)	10,185	51,815	0	10,318	52,505	62,823	4,840	57,983	20,400	S/L 31.5	2007(A)
Union, NJ	7,659	15,689	0	7,650	19,358	27,008	1,457	25,551	0	S/L 31.5	2007(A)
Spartanburg, SC (Northpoint)	1,015	8,992	0	1,015	4,456	5,471	781	4,690	0	S/L 31.5	2007(A)
Taylors, SC (Hampton)	1,732	4,506	0	1,732	4,506	6,238	420	5,818	0	S/L 31.5	2007(A)
Dothan, AL (Shops)	2,065	20,972	0	2,065	20,980	23,045	1,931	21,114	11,235	S/L 31.5	2007(A)
Bradenton, FL (Cortez)	10,766	31,203	0	10,766	32,785	43,551	3,025	40,526	11,687	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	0	5,579	16,279	21,858	1,579	20,279	7,638	S/L 31.5	2007(A)
New Tampa, FL	1,707	3,338	0	1,707	3,344	5,051	321	4,730	0	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	0	2,108	8,300	10,408	933	9,475	0	S/L 31.5	2007(A)
Kennesaw, GA (Town)	6,175	9,028	0	6,175	9,030	15,205	823	14,382	0	S/L 31.5	2007(A)
Lawrenceville, GA (Springfield)	3,049	10,890	0	3,049	10,879	13,928	992	12,936	0	S/L 31.5	2007(A)
Roswell, GA (Village)	6,566	15,005	0	6,566	15,207	21,773	1,399	20,374	0	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	0	2,440	10,260	12,700	1,074	11,626	0	S/L 31.5	2007(A)
Greensboro, NC (Golden)	5,012	11,162	0	5,012	11,163	16,175	1,048	15,127	0	S/L 31.5	2007(A)
Greensboro, NC (Wendover)	3,153	9,455	0	3,153	9,544	12,697	885	11,812	5,135	S/L 31.5	2007(A)
East Hanover, NJ (Plaza)	3,847	23,798	0	3,847	23,998	27,845	2,229	25,616	0	S/L 31.5	2007(A)
East Hanover, NJ (Sony)	6,861	11,165	0	6,861	11,662	18,523	1,040	17,483	0	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	0	1,631	8,402	10,033	781	9,252	0	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	0	3,804	16,807	20,611	1,561	19,050	10,000	S/L 31.5	2007(A)
Conway, SC	1,217	7,038	0	1,217	7,084	8,301	718	7,583	0	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	0	1,795	9,956	11,751	913	10,838	4,619	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Newport News, VA (Denbigh)	10,064	21,272	0	10,064	21,525	31,589	2,058	29,531	0	S/L 31.5	2007(A)
Richmond, VA (Downtown)	12,002	34,736	0	11,879	35,036	46,915	3,217	43,698	13,418	S/L 31.5	2007(A)
Springfield, VA (Loisdale)	12,627	30,572	0	12,627	30,639	43,266	2,785	40,481	11,870	S/L 31.5	2007(A)
Springfield, VA (Spring Mall)	4,389	9,466	0	4,389	10,145	14,534	995	13,539	0	S/L 31.5	2007(A)
Sterling, VA	8,426	18,651	0	8,426	18,652	27,078	1,712	25,366	0	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	0	6,090	11,749	17,839	1,083	16,756	7,793	S/L 31.5	2007(A)
Ocala, FL	2,877	9,407	0	2,877	9,413	12,290	876	11,414	0	S/L 31.5	2007(A)
Brandon, FL	3,571	12,190	0	3,282	12,191	15,473	1,109	14,364	0	S/L 31.5	2007(A)
Atlanta, GA (Abernathy)	11,634	31,341	0	11,120	31,071	42,191	2,820	39,371	12,954	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	0	3,007	8,507	11,514	785	10,729	0	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	0	5,739	14,341	20,080	1,343	18,737	8,201	S/L 31.5	2007(A)
Ashville, NC (Oakley)	2,651	8,908	0	2,651	8,937	11,588	923	10,665	0	S/L 31.5	2007(A)
Cary, NC (Mill Pond)	6,913	17,301	0	6,913	17,339	24,252	1,601	22,651	8,500	S/L 31.5	2007(A)
Charlotte, NC (Camfield)	2,842	9,807	0	2,842	9,844	12,686	919	11,767	0	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	0	4,382	17,545	21,927	1,637	20,290	0	S/L 31.5	2007(A)
Greensboro, NC (Capital)	3,070	13,386	0	1,682	7,559	9,241	1,061	8,180	6,700	S/L 31.5	2007(A)
Raleigh, NC (Capital)	2,728	10,665	0	2,728	10,814	13,542	991	12,551	0	S/L 31.5	2007(A)
Raleigh, NC (Wakefield)	3,345	11,482	0	3,345	11,500	14,845	1,076	13,769	0	S/L 31.5	2007(A)
Wilmington, NC (Oleander)	2,270	4,812	0	2,270	4,964	7,234	504	6,730	0	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	0	1,598	8,259	9,857	797	9,060	0	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	0	4,645	10,343	14,988	1,039	13,949	0	S/L 31.5	2007(A)
Greenwood, SC	607	4,094	0	607	4,094	4,701	389	4,312	0	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	0	7,714	30,611	38,325	2,793	35,532	0	S/L 31.5	2007(A)
Dothan, AL	1,293	6,005	0	1,293	5,931	7,224	534	6,690	0	S/L 31.5	2007(A)
Culver City, CA	4,239	4,824	0	4,239	4,856	9,095	431	8,664	0	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,739	0	1,380	4,682	6,062	422	5,640	0	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	0	9,593	17,687	27,280	1,660	25,620	0	S/L 31.5	2007(A)
Plantation, FL (Vision)	1,032	580	0	1,032	580	1,612	54	1,558	0	S/L 31.5	2007(A)
Vero Beach, FL	2,653	4,667	0	2,653	4,609	7,262	415	6,847	0	S/L 31.5	2007(A)
Duluth, GA (Sofa)	815	2,692	0	815	2,669	3,484	239	3,245	0	S/L 31.5	2007(A)
Gainesville, GA	1,073	1,586	0	1,073	1,586	2,659	147	2,512	0	S/L 31.5	2007(A)
Lawrenceville, GA (Eckerd)	1,457	1,057	0	1,457	1,057	2,514	99	2,415	0	S/L 31.5	2007(A)
Macon, GA (K-Mart)	1,397	1,142	0	1,397	1,142	2,539	103	2,436	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Marietta, GA (Eckerd)	1,622	1,050	0	1,622	1,050	2,672	98	2,574	0	S/L 31.5	2007(A)
Rome, GA	1,523	4,065	0	1,523	4,007	5,530	361	5,169	0	S/L 31.5	2007(A)
Snellville, GA (Eckerd)	1,303	1,494	0	1,303	1,494	2,797	139	2,658	0	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	0	431	3,774	4,205	366	3,839	0	S/L 31.5	2007(A)
Covington, LA	1,054	1,394	0	1,054	1,423	2,477	141	2,336	0	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	0	5,395	10,938	16,333	1,013	15,320	5,780	S/L 31.5	2007(A)
Dearborn Heights, MI	2,463	2,946	0	2,463	2,946	5,409	275	5,134	3,550	S/L 31.5	2007(A)
Livonia, MI	1,411	2,727	0	1,411	2,727	4,138	255	3,883	2,477	S/L 31.5	2007(A)
Port Huron, MI	1,662	3,270	0	1,662	3,270	4,932	305	4,627	0	S/L 31.5	2007(A)
Westland, MI	1,400	2,531	0	1,400	2,531	3,931	239	3,692	2,625	S/L 31.5	2007(A)
Cary, NC	2,264	4,581	0	2,264	5,281	7,545	427	7,118	0	S/L 31.5	2007(A)
Concord, NC (Eckerd)	885	2,119	0	885	2,119	3,004	197	2,807	0	S/L 31.5	2007(A)
Raleigh, NC (Eckerd)	1,249	2,127	0	1,249	2,127	3,376	198	3,178	0	S/L 31.5	2007(A)
Winston-Salem, NC (Wal-Mart)	7,156	15,010	0	7,156	15,010	22,166	1,437	20,729	8,430	S/L 31.5	2007(A)
Buffalo, NY (Eckerd)	1,229	2,428	0	1,229	2,428	3,657	226	3,431	0	S/L 31.5	2007(A)
Cheektowaga, NY (Eckerd)	1,740	2,417	0	1,740	2,417	4,157	224	3,933	0	S/L 31.5	2007(A)
Dunkirk, NY	0	1,487	0	0	1,487	1,487	140	1,347	0	S/L 31.5	2007(A)
Amherst, NY (Eckerd)	1,483	1,917	0	1,483	1,917	3,400	179	3,221	0	S/L 31.5	2007(A)
Alliance, OH	812	16,244	0	812	16,244	17,056	1,547	15,509	7,690	S/L 31.5	2007(A)
Cincinnati, OH (Kroger)	2,805	5,028	0	2,805	5,028	7,833	469	7,364	2,787	S/L 31.5	2007(A)
Steubenville, OH	3,324	10,423	0	3,324	10,423	13,747	986	12,761	0	S/L 31.5	2007(A)
Oklahoma City, OK	395	1,697	0	395	1,697	2,092	156	1,936	0	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	0	863	2,225	3,088	206	2,882	0	S/L 31.5	2007(A)
Connelsville, PA	1,356	2,524	0	1,356	2,524	3,880	233	3,647	0	S/L 31.5	2007(A)
Harborcreek, PA	1,062	2,124	0	1,062	2,124	3,186	197	2,989	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	958	2,223	0	958	2,223	3,181	206	2,975	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	1,525	2,416	0	1,525	2,416	3,941	223	3,718	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	0	1,486	0	0	1,486	1,486	139	1,347	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,578	2,721	0	1,578	2,721	4,299	251	4,048	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,641	2,015	0	1,641	2,015	3,656	187	3,469	0	S/L 31.5	2007(A)
Penn, PA	852	2,418	0	852	2,418	3,270	224	3,046	0	S/L 31.5	2007(A)
Monroeville, PA	2,863	2,935	0	2,863	2,935	5,798	271	5,527	0	S/L 31.5	2007(A)
Monroeville, PA (Eckerd)	1,431	2,024	0	1,431	2,024	3,455	188	3,267	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2009								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost(B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

New Castle, PA	1,331	2,016	0	1,331	2,016	3,347	187	3,160	0	S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	0	1,771	2,523	4,294	233	4,061	0	S/L 31.5	2007(A)
Plum Borough, PA	1,671	2,424	0	1,671	2,424	4,095	224	3,871	0	S/L 31.5	2007(A)
Taega Cay, SC	1,387	2,451	0	1,387	2,451	3,838	229	3,609	0	S/L 31.5	2007(A)
Gaffney, SC	1,189	2,363	0	1,189	2,363	3,552	222	3,330	0	S/L 31.5	2007(A)
Greenville, SC (Eckerd)	1,452	1,909	0	1,452	1,909	3,361	178	3,183	0	S/L 31.5	2007(A)
Greenville, SC (Wal-Mart)	5,659	14,411	0	5,659	14,411	20,070	1,384	18,686	7,942	S/L 31.5	2007(A)
Mt. Pleasant, SC (Bi-Lo)	2,420	7,979	0	2,420	7,979	10,399	760	9,639	0	S/L 31.5	2007(A)
Piedmont, SC	589	1,687	0	589	1,687	2,276	158	2,118	0	S/L 31.5	2007(A)
Spartanburg, SC (Blackstock)	1,223	2,128	0	1,223	2,128	3,351	198	3,153	0	S/L 31.5	2007(A)
Spartanburg, SC (Eckerd)	1,255	2,226	0	1,255	2,226	3,481	207	3,274	0	S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	0	1,145	2,353	3,498	221	3,277	0	S/L 31.5	2007(A)
Ft. Worth, TX (CVS )	860	1,913	0	860	1,913	2,773	177	2,596	0	S/L 31.5	2007(A)
Ft. Worth , TX (CVS)	701	1,276	0	701	1,276	1,977	118	1,859	0	S/L 31.5	2007(A)
Garland, TX	1,567	73	0	1,567	73	1,640	73	1,567	0	S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	0	2,892	3,243	6,135	317	5,818	0	S/L 31.5	2007(A)
Houston, TX	4,380	8,729	0	4,380	8,775	13,155	839	12,316	0	S/L 31.5	2007(A)
Richardson, TX (CVS)	1,045	1,594	0	1,045	1,594	2,639	148	2,491	0	S/L 31.5	2007(A)
Rowlett, TX	1,241	211	0	1,241	211	1,452	211	1,241	0	S/L 31.5	2007(A)
Olympia, WA	2,946	3,094	0	2,946	3,050	5,996	275	5,721	0	S/L 31.5	2007(A)
Weirton, WV	694	2,109	0	694	2,109	2,803	196	2,607	0	S/L 31.5	2007(A)
Lakeland, FL (Highlands)	2,800	3,148	0	2,800	3,682	6,482	561	5,921	0	S/L 31.5	2007(A)
Plantation, FL (Fountains)	20,697	36,751	0	20,691	46,768	67,459	4,166	63,293	0	S/L 31.5	2007(A)
Evansville, IN (East)	8,964	18,764	0	8,964	18,822	27,786	1,803	25,983	0	S/L 31.5	2007(A)
Portfolio Balance (DDR)	514,841	562,646	0	514,850	562,646	1,077,495	36,389	1,041,106	362,876(2)	S/L 31.5

	$2,457,146	$5,636,805	$12,041	$2,458,311(3)	$6,365,409(4)	$8,823,719(5)	$1,333,316(5)	$7,490,403	$1,843,748(6)

(1)	S/L refers to straight-line depreciation.
(2)	Includes $225.4 million of mortgage debt which encumbers 31 Mervyns sites.
(3)	Includes $486.5 million of land under development and assets held for sale at December 31, 2009.
(4)	Includes $383.6 million of construction in progress and assets held for sale at December 31, 2009.
(5)	Includes assets held for sale at December 31, 2009.
(6)	Does not include tax-exempt certificates aggregating $70.0 million.

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $9.0 billion at December 31, 2009.

The changes in Total Real Estate Assets for the three years ended December 31, 2009 are as follows:

	2009	2008	2007

Balance, beginning of year	$9,109,566	$8,979,953	$7,442,135
Acquisitions and transfers from joint ventures	130,567	10,994	3,048,672
Developments, improvements and expansions	224,850	215,045	283,806
Changes in land under development and construction in progress	(23,614)	216,475	212,510
Real estate held for sale	(11,235)	—	(5,863)
Sales and transfers to joint ventures	(617,650)	(312,901)	(2,001,307)

Balance, end of year	$8,812,484	$9,109,566	$8,979,953

The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2009 are as follows:

	2009	2008	2007

Balance, beginning of year	$1,208,903	$1,024,048	$861,266
Depreciation for year	233,967	246,374	224,375
Real estate held for sale	(782)	—	(67)
Sales	(109,554)	(61,519)	(61,526)

Balance, end of year	$1,332,534	$1,208,903	$1,024,048

Schedule IV — Mortgage Loans on Real Estate
December 31, 2009
(Dollars amounts in thousands)

								Principal
								Amount of
								Loans
								subject to
			Final	Periodic				delinquent
			Maturity	Payment	Prior	Face Amount of	Carrying Amount of	principal
Description	Interest Rate		Date	Terms	Liens	Mortgages	Mortgages	or interest

MEZZANINE LOANS MULTI-FAMILY
Kaplan/Mesa, AZ	LIBOR+6.0	%, Floor 11%	Mar-11	Interest Monthly, principal at maturity	—	5,822	5,822	—
Kaplan/Dallas, TX	LIBOR+6.5	%, Floor 11.5%	Apr-11	Interest Monthly, principal at maturity	—	5,959	5,959	—
JPI/Dallas, TX	LIBOR+6.0	%, Floor 11%	Jun-11	Interest Monthly, principal at maturity	—	10,200	10,200	—
RETAIL
Chappelle/ BonitaSprings, FL	LIBOR+8.0	%, Floor 12%	May-11	Interest Monthly, principal at maturity	—	10,806	—	10,806
DDR Orlando LLC Lee Vista, FL	Prime+0.5	%, Floor 7%	Oct-08	Interest Monthly, principal at maturity	—	18,988	18,988	18,988
MIXED USE
Donatelli/ Washington DC, aka Columbia Hts	LIBOR+7.0	%, Floor 11%	Dec-10	Interest Monthly, principal at maturity	—	12,600	12,600	—
Chappelle/ East Lansing, MI, aka CADA	LIBOR+10.0	%, Floor 14%	Sep-11	Interest Monthly, principal at maturity	—	5,150	5,150	—

						69,525	$58,719	29,794
INVESTMENTS AND ADVANCES TO JOINT VENTURES
Coventry II DDR Harbor Bloomfield Phase I & II	LIBOR+7.0	%, Floor 12%	Jul-11	Interest Monthly, principal at maturity	—	66,846	—	66,846

						$136,371	$58,719	$96,640

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Balance at beginning of period	$115,419	$—
Additions during period:
New mortgage loans	15,552	120,819
Deductions during period:
Provision for loan loss reserve and impairment of Bloomfield Loan	(72,252)	(5,400)
Collections of principal	—	—

Balance at close of period	$58,719	$115,419

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz, President and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day February, 2010.

/s/ Scott A. Wolstein Scott A. Wolstein	Executive Chairman of the Board of Directors

/s/ Daniel B. Hurwitz Daniel B. Hurwitz	President and Chief Executive Officer

/s/ David J. Oakes David J. Oakes	Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Christa A.Vesy Christa A.Vesy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Terrance R. Ahern Terrance R. Ahern	Director

/s/ James C. Boland James C. Boland	Director

/s/ Thomas Finne Thomas Finne	Director

/s/ Robert H. Gidel Robert H. Gidel	Director

/s/ Volker Kraft Volker Kraft	Director

/s/ Victor B. MacFarlane Victor B. MacFarlane	Director

/s/ Craig Macnab Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Sholem Barry A. Sholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director