Form 10-Q
period 2010-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2010-05-07
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2010, the registrant had 250,044,910 outstanding common shares, $0.10 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS — Unaudited
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.
Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2010 and 2009.
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2010 and 2009.
Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Land	$1,963,032	$1,971,782
Buildings	5,674,571	5,694,659
Fixtures and tenant improvements	297,114	287,143

	7,934,717	7,953,584
Less: Accumulated depreciation	(1,358,870)	(1,332,534)

	6,575,847	6,621,050
Land held for development and construction in progress	848,552	858,900
Real estate held for sale, net	2,430	10,453

Total real estate assets, net- (variable interest entities $635.6 million at March 31, 2010)	7,426,829	7,490,403
Investments in and advances to joint ventures	409,639	420,541
Cash and cash equivalents	25,748	26,172
Restricted cash — (variable interest entities $43.3 million at March 31, 2010)	57,782	95,673
Notes receivable, net	59,234	74,997
Deferred charges, net	33,387	33,162
Other assets, net — (variable interest entities $13.6 million at March 31, 2010)	275,384	285,658

	$8,288,003	$8,426,606

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,840,275	$1,689,841
Revolving credit facility	346,015	775,028

	2,186,290	2,464,869
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness — (variable interest entities $279.3 million at March 31, 2010)	1,744,611	1,913,794

	2,544,611	2,713,794

Total indebtedness	4,730,901	5,178,663
Accounts payable and accrued expenses — (variable interest entities $14.4 million at March 31, 2010)	110,895	130,404
Dividends payable	11,968	10,985
Other liabilities	169,331	153,591

Total liabilities	5,023,095	5,473,643

Redeemable operating partnership units	627	627
Commitments and contingencies (Note 7)
Developers Diversified Realty Corporation Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 250,087,719 and 201,742,589 shares issued at March 31, 2010 and December 31, 2009, respectively	25,009	20,174
Paid-in-capital	3,755,574	3,374,528
Accumulated distributions in excess of net income	(1,146,324)	(1,098,661)
Deferred compensation obligation	12,999	17,838
Accumulated other comprehensive income	2,493	9,549
Less: Common shares in treasury at cost: 542,977 and 657,012 shares at March 31, 2010 and December 31, 2009, respectively	(12,479)	(15,866)
Non-controlling interests — (variable interest entities $61.1 million at March 31, 2010)	72,009	89,774

Total equity	3,264,281	2,952,336

	$8,288,003	$8,426,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues from operations:
Minimum rents	$136,889	$136,130
Percentage and overage rents	2,119	2,429
Recoveries from tenants	47,434	46,476
Ancillary and other property income	4,973	4,922
Management fees, development fees and other fee income	14,016	14,461
Other	1,270	3,248

	206,701	207,666

Rental operation expenses:
Operating and maintenance	36,101	34,320
Real estate taxes	28,940	27,275
Impairment charges	2,050	7,305
General and administrative	23,275	19,171
Depreciation and amortization	57,069	59,605

	147,435	147,676

Other income (expense):
Interest income	1,330	3,029
Interest expense	(59,909)	(57,750)
Gain on repurchase of senior notes	1,091	72,579
Loss on equity derivative instruments	(24,868)	—
Other expense, net	(3,079)	(4,507)

	(85,435)	13,351

(Loss) income before equity in net income of joint ventures, tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and (loss) gain on disposition of real estate, net of tax	(26,169)	73,341
Equity in net income of joint ventures	1,647	351

(Loss) income before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes, discontinued operations and (loss) gain on disposition of real estate, net of tax	(24,522)	73,692
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,017)	1,036

(Loss) income from continuing operations	(25,539)	74,728

Discontinued operations:
Loss from discontinued operations	(936)	(2,006)
Gain on disposition of real estate, net of tax	566	11,609

	(370)	9,603

(Loss) income before (loss) gain on disposition of real estate	(25,909)	84,331
(Loss) gain on disposition of real estate, net of tax	(675)	445

Net (loss) income	$(26,584)	$84,776

Non-controlling interests:
Loss attributable to non-controlling interests	2,338	2,631
Income attributable to redeemable operating partnership units	(1)	(6)

	2,337	2,625

Net (loss) income attributable to DDR	$(24,247)	$87,401

Preferred dividends	10,567	10,567

Net (loss) income attributable to DDR common shareholders	$(34,814)	$76,834

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.15)	$0.52
Income from discontinued operations attributable to DDR common shareholders	—	0.07

Net (loss) income attributable to DDR common shareholders	$(0.15)	$0.59

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.15)	$0.52
Income from discontinued operations attributable to DDR common shareholders	—	0.07

Net (loss) income attributable to DDR common shareholders	$(0.15)	$0.59

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2010	2009
Net cash flow provided by operating activities:	$44,304	$69,657

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(37,599)	(72,130)
Equity contributions to joint ventures	(729)	(5,243)
Issuance of joint venture advances, net	(82)	(3,485)
Return of investments in joint ventures	8,129	5,195
Issuance of notes receivable, net	(2,352)	(5,260)
Decrease in restricted cash	37,891	1,171
Proceeds from disposition of real estate	29,429	56,849

Net cash flow provided by (used for) investing activities	34,687	(22,903)

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(426,663)	230,719
Repayment of senior notes	(147,706)	(303,566)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $400 in 2010	296,785	—
Proceeds from mortgage and other secured debt	1,416	68,940
Principal payments on mortgage debt	(169,458)	(29,964)
Payment of debt issuance costs	(138)	(429)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $1,400 in 2010	382,762	1,010
Payment from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(260)	(829)
Contributions from non-controlling interests	50	5,295
Distributions to non-controlling interest and redeemable operating partnership units	(1,622)	(424)
Dividends paid	(14,585)	(10,567)

Net cash flow used for financing activities	(79,419)	(39,815)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(428)	6,939
Effect of exchange rate changes on cash and cash equivalents	4	(110)
Cash and cash equivalents, beginning of period	26,172	29,494

Cash and cash equivalents, end of period	$25,748	$36,323

Supplemental disclosure of non-cash investing and financing activities:
     At March 31, 2010, dividends payable were $12.0 million. As disclosed in Note 1, the Company deconsolidated one entity in connection with the adoption of ASC 810 effective January 1, 2010. This resulted in a reduction to Real Estate Assets, net of approximately $28.7 million, an increase to Investments in and Advances to Joint Ventures of approximately $8.4 million, a reduction in Non-controlling Interests of approximately $12.4 million and an increase to Accumulated Distributions in Excess of Net income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable secured by a development project resulting in an increase to Real Estate Assets and a decrease to Notes Receivable of approximately $19.0 million. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2010.
     At March 31, 2009, dividends payable were $32.8 million. The foregoing transaction did not provide for or require the use of cash for the three-month period ended March 31, 2009.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     Principles of Consolidation
     In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”) and issued Accounting Standards Codification No. 810, Amendments to Consolidation of Variable Interest Entities (“ASC 810”) and introduced a more qualitative approach to evaluating VIEs for consolidation. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.
     The Company’s adoption of this standard resulted in the deconsolidation of one entity in which the Company has a 50% interest (“Deconsolidated Entity”). The Deconsolidated Entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the Deconsolidated Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Entity and the amount reflected in Investments in and Advances to Joint Ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective when the Company first became involved with the Deconsolidated Entity. The Company’s maximum exposure to loss is equal to its investment in the Deconsolidated Entity of $12.4 million and certain fees earned by the Company.
     At March 31, 2010, the Company’s joint venture with Macquarie DDR Trust, DDR MDT MV, owned the underlying real estate of 30 assets formerly occupied by Mervyns. DDR provides management, financing, expansion, re-tenanting and oversight services for this real estate investment. The Company holds a 50% economic interest in DDR MDT MV, which is considered a VIE. The Company was determined to be the primary beneficiary due to related party considerations, as well as being the member determined to have a greater exposure to variability in expected losses as DDR is entitled to earn certain fees from the joint venture. All fees earned from the joint venture are eliminated in consolidation. The Company’s condensed consolidated balance sheet discloses the amounts relating to this entity aggregated with the Company’s other consolidated VIEs.

     Comprehensive (Loss) Income
     Comprehensive (loss) income is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2010	2009
Net (loss) income	$(26,584)	$84,776
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	3,468	4,723
Amortization of interest-rate contracts	(93)	(93)
Foreign currency translation	(11,902)	5,652

Total other comprehensive (loss) income	(8,527)	10,282

Comprehensive (loss) income	$(35,111)	$95,058
Comprehensive loss (income) attributable to non-controlling interests	3,811	(1,318)

Total comprehensive (loss) income attributable to DDR	$(31,300)	$93,740

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At March 31, 2010 and December 31, 2009, the Company had ownership interests in various unconsolidated joint ventures which owned 258 and 327 shopping center properties, respectively.
     Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2010	December 31, 2009
Condensed Combined Balance Sheets
Land	$1,645,455	$1,782,431
Buildings	4,879,556	5,207,234
Fixtures and tenant improvements	144,493	146,716

	6,669,504	7,136,381
Less: Accumulated depreciation	(637,662)	(636,897)

	6,031,842	6,499,484
Land held for development and construction in progress (A)	159,249	130,410

Real estate, net	6,191,091	6,629,894
Receivables, net	114,758	113,630
Leasehold interests	11,166	11,455
Other assets	328,014	342,192

	$6,645,029	$7,097,171

Mortgage debt	$4,151,864	$4,547,711
Notes and accrued interest payable to DDR	74,724	73,477
Other liabilities	195,498	194,065

	4,422,086	4,815,253
Accumulated equity	2,222,943	2,281,918

	$6,645,029	$7,097,171

Company’s share of accumulated equity	$468,765	$473,738

(A)	The combined condensed balance sheet at March 31, 2010 included the Deconsolidated Entity (Note 1), which is an entity under development with assets of approximately $24.9 million.

	Three-Month Periods Ended
	March 31,
	2010	2009
Condensed Combined Statements of Operations
Revenues from operations	$172,225	$214,154

Operating expenses	66,887	82,081
Depreciation and amortization	48,058	58,727
Interest expense	59,995	64,500

	174,940	205,308

(Loss) income before income tax expense, other income, loss on disposition of real estate and discontinued operations	(2,715)	8,846
Income tax expense (primarily Sonae Sierra Brazil), net	(4,799)	(1,990)
Other income, net	—	11,678
Loss on disposition of real estate, net	—	(26,741)

Loss from continuing operations	(7,514)	(8,207)
Discontinued operations:
Loss from discontinued operations	(584)	(246)
Loss on disposition of real estate, net of tax (A)	(8,752)	(29)

	(9,336)	(275)

Net loss	$(16,850)	$(8,482)

Company’s share of equity in net income of joint ventures (B)	$1,660	$791

(A)	Loss on disposition of discontinued operations includes the sale of 16 properties by one of the Company’s unconsolidated joint ventures in the first quarter of 2010. This disposition of assets resulted in a loss of $8.7 million for the three months ended March 31, 2010 in addition to the $145.0 million impairment charge recorded by this joint venture in the fourth quarter of 2009. The Company’s proportionate share of the loss on sale recorded in the first quarter of 2010 was approximately $1.3 million.

(B)	The difference between the Company’s share of net income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income decreased by $0.4 million for the three months ended March 31, 2009, reflecting adjustments due to impairments, additional basis depreciation and basis differences in assets sold.
     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31,	December 31,
	2010	2009
Company’s share of accumulated equity	$468.8	$473.7
Basis differentials (A)	(130.6)	(123.5)
Deferred development fees, net of portion relating to the Company’s interest	(4.5)	(4.4)
Notes receivable from investments	1.2	1.2
Amounts payable to DDR	74.7	73.5

Investments in and advances to joint ventures	$409.6	$420.5

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset.
     Service fees and income earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2010	2009
Management and other fees	$9.2	$12.3
Acquisition, financing, guaranty and other fees	0.2	0.3
Development fees and leasing commissions	1.7	2.0
Interest income	0.1	1.9
3. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$12,740	$15,556
Tenant relations, net	10,678	11,318

Total intangible assets (A)	23,418	26,874
Other assets:
Accounts receivable, net (B)	137,955	146,809
Prepaids, deposits and other assets	114,011	111,975

Total other assets, net	$275,384	$285,658

(A)	The Company recorded amortization expense of $1.7 million and $1.9 million for the three-month periods ended March 31, 2010 and 2009, respectively, related to these intangible assets. The amortization periods of the in-place leases and tenant relations are approximately two to 31 years and ten years, respectively.

(B)	Includes straight-line rent receivables, net, of $55.7 million and $54.9 million at March 31, 2010 and December 31, 2009, respectively.
4. REVOLVING CREDIT FACILITIES
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (-0.125% at March 31, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (0.75% at March 31, 2010). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to temporarily finance redevelopment, development and acquisition of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at March 31, 2010. The Unsecured Credit Facility also provides for an annual facility fee of 0.175% on the entire facility. At March 31, 2010, total borrowings under the Unsecured Credit Facility aggregated $346.0 million with a weighted average interest rate of 2.4%.
     The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”) (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The PNC facility reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate plus a specified spread (0.125% at March 31, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.0% at March 31, 2010). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2010. At March 31, 2010 there were no borrowings under the PNC facility.
5. SENIOR NOTES
     During the three months ended March 31, 2010, the Company purchased approximately $155.9 million aggregate principal amount of its outstanding senior unsecured notes (of which $71.7 million related to the senior convertible notes) at a discount to par resulting in a net gain of approximately $1.1 million. The amount of the gain recognized by the Company relating to the purchases of the senior convertible notes is based on the difference on the amount of consideration paid that was allocated to the liability component as compared to the carrying amount of the debt, net of the unamortized discount and unamortized deferred financing fees.
     In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017. Proceeds from the issuance were used to repay debt with shorter-term maturities and to repay amounts outstanding on the Revolving Credit Facilities.

6. FINANCIAL INSTRUMENTS
     Measurement of Fair Value
     At March 31, 2010, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
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
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions) which consists of interest rate swap agreements and marketable securities included in the Company’s elective deferred compensation plan that are included in other liabilities at March 31, 2010, measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurement at
	March 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$—	$12.0	$12.0
Marketable Securities	$4.0	$—	$—	$4.0
     The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2009	$(15.4)
Total unrealized gain included in other comprehensive (loss) income	3.4

Balance of Level 3 at March 31, 2010	$(12.0)

     The unrealized gain of $3.4 million above included in other comprehensive (loss) income (“OCI”) is attributable to the net change in unrealized gains or losses relating to derivative liabilities that are still held at March 31, 2010, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

     Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accruals and Other Liabilities
     The carrying amounts reported in the balance sheet for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.
     Notes Receivable and Advances to Affiliates
     The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $59.2 million and $74.6 million at March 31, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $60.5 million and $76.2 million, respectively. The carrying value of the tax increment financing bonds approximated its fair value at March 31, 2010 and December 31, 2009. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
Debt
     The fair market value of debt is determined using the trading price of public debt, or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk.
     Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
     Financial instruments at March 31, 2010 and December 31, 2009, with carrying values that are different than estimated fair values based on the valuation methods outlined in the standard, Fair Value Measurements, at March 31, 2010 and December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,840,275	$1,895,343	$1,689,841	$1,691,445
Revolving Credit Facilities and Term Debt	1,146,015	1,131,103	1,575,028	1,544,481
Mortgage payable and other indebtedness	1,744,611	1,769,694	1,913,794	1,875,187

	$4,730,901	$4,796,140	$5,178,663	$5,111,113

     Risk Management Objective of Using Derivatives
     The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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

Aggregate Notional	LIBOR
Amount (in millions)	Fixed Rate	Maturity Date
$200	5.1%	June 2010
$100	4.9%	September 2010
$100	4.8%	February 2012
     All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months, it will reflect as an increase to interest expense (and a corresponding decrease to earnings) approximately $9.1 million.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. During the three-month periods ended March 31, 2010 and March 31, 2009, the amount of hedge ineffectiveness recorded was not material.

     Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

		Aggregate
		Notional
	Number of	Amount
Interest Rate Derivative	Instruments	(in millions)
Interest rate swaps	Three	$400
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, as follows (in millions):

Liability Derivatives
	March 31, 2010		December 31, 2009
Derivatives Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value
Interest rate products	Other liabilities	$12.0	Other liabilities	$15.4
     The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Amount of Gain
	Amount of Gain			Reclassified from
	Recognized in OCI		Location of Gain or	Accumulated OCI into
	on Derivative		(Loss) Reclassified	(Loss) Income (Effective
	(Effective Portion)		from Accumulated	Portion)
	Three-Month Periods		OCI into (Loss)	Three-Month Periods
Derivatives in Cash	Ended March 31		Income (Effective	Ended March 31
Flow Hedging	2010	2009	Portion)	2010	2009
Interest rate products	$3.4	$4.5	Interest expense	$0.1	$0.1
     The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. In addition, the Company continually assesses its ability to obtain funds through additional equity and/or debt offerings, including the issuance of unsecured senior notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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
     The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss)
	Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods Ended
	March 31,
Derivatives in Net Investment Hedging Relationships	2010	2009
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$5.7	$4.6

Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$(3.3)	$2.1

     See discussion of equity derivative instruments in Note 9.
7. COMMITMENTS AND CONTINGENCIES
     Legal Matters
     The Company, along with Coventry Real Estate Advisors L.L.C., is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”) through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II

Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. The court has not yet ruled on the Company’s motion.
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
     On November 18, 2009, the Company filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled for September 27, 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company is pursuing an appeal of the verdict. Included in other liabilities on the condensed consolidated balance sheets is a provision that represents management’s best estimate of loss based upon a range of liability. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. Although the Company believes it has a meritorious basis for reversing the jury verdict, there can be no assurance that the Company will be successful in its appeal.
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
8. REDEEMABLE OPERATING PARTNERSHIP UNITS
     At March 31, 2010 and December 31, 2009, the Company had 29,524 operating partnership units (“OP Units”) outstanding, which are classified as redeemable operating partnership units on the condensed consolidated balance sheets. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. Redeemable OP Units are presented at the greater of their carrying amount (at March 31, 2010 and December 31, 2009) or redemption value at the end of each reporting period. Changes in the value from period to period are charged to paid in capital in the Company’s condensed consolidated balance sheets. Below is a table reflecting the activity of the redeemable OP units (in thousands):

Balance at December 31, 2009	$627
Net income	1
Distributions	(1)
Balance at March 31, 2010	$627

9. EQUITY
     The following table summarizes the changes in equity since December 31, 2009 (in thousands):

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total
Balance, December 31, 2009	$555,000	$20,174	$3,374,528	$(1,098,661)	$17,838	$9,549	$(15,866)	$89,774	$2,952,336
Cumulative effect of adoption of a new accounting standard	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Issuance of common shares related to dividend reinvestment plan and director compensation	—	8	445	—	—	—	(213)	—	240
Issuance of common shares for cash offering	—	4,773	376,915	—	—	—	1,074	—	382,762
Contributions from non-controlling interests	—	—	—	—	—	—	—	44	44
Issuance of restricted stock	—	54	—	—	371	—	(822)	—	(397)
Vesting of restricted stock	—	—	3,029	—	(5,210)	—	3,348	—	1,167
Stock-based compensation	—	—	657	—	—	—	—	—	657
Dividends declared-common shares	—	—	—	(5,001)	—	—	—	—	(5,001)
Dividends declared-preferred shares	—	—	—	(10,567)	—	—	—	—	(10,567)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,616)	(1,616)
Comprehensive loss:
Net loss	—	—	—	(24,247)	—	—	—	(2,338)	(26,585)
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	—	—	—	—	—	3,468	—	—	3,468
Amortization of interest rate contracts	—	—	—	—	—	(93)	—	—	(93)
Foreign currency translation	—	—	—	—	—	(10,431)	—	(1,471)	(11,902)

Comprehensive loss	—	—	—	(24,247)	—	(7,056)	—	(3,809)	(35,112)

Balance, March 31, 2010	$555,000	$25,009	$3,755,574	$(1,146,324)	$12,999	$2,493	$(12,479)	$72,009	$3,264,281

     Common Shares Issued
     In February 2010, the Company issued approximately 42.9 million of its common shares at $8.16 per share in an underwritten offering for net proceeds of approximately $338.1 million. In January 2010, the Company also sold approximately 5.0 million of its common shares through its continuous equity program, generating gross proceeds of approximately $46.1 million at a weighted-average price of $9.30 per share. Substantially all net proceeds from equity issuances were used to repay debt.

     Equity Derivative Instruments — Otto Transaction
     In February 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) which provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to members of the Otto Family. The exercise price of the warrants is subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term. None of the warrants had been exercised as of March 31, 2010.
     The Downward Price Protection Provisions described above resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration.
     These equity instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.
     The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the condensed consolidated balance sheet as follows (in millions):

Liability Derivatives
	March 31, 2010		December 31, 2009

Derivatives not Designated as	Balance Sheet	Fair	Balance Sheet
Hedging Instruments	Location	Value	Location	Fair Value
Warrants	Other liabilities	$81.0	Other liabilities	$56.1
     The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Three-Month Periods Ended
		March 31,
		2010	2009

Derivatives not Designated	Income Statement
as Hedging Instruments	Location	Gain (Loss)
	Loss on equity
	derivative
Warrants	instruments	$(24.9)	$—
     The above loss for the warrant contracts was derived principally from the increase of the Company’s stock price from January 1, 2010 to March 31, 2010.
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

		Fair Value Measurement at
		March 31, 2010 (in millions)
	Level 1	Level 2	Level 3	Total
Warrants	$—	$—	$81.0	$81.0
     The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities as noted above having fair value measurements based on significant unobservable inputs (Level 3) (in millions).

Equity
Derivative
Instruments Liability
Balance of Level 3 at December 31, 2009	$(56.1)
Unrealized loss	(24.9)

Balance of Level 3 at March 31, 2010	$(81.0)

     Dividends
     Common share dividends declared were $0.02 per share for the three-month period ended March 31, 2010, which will be paid in cash. Common share dividends declared were $0.20 per share for the three-month period ended March 31, 2009, which were paid in a combination of cash and common stock.
     Deferred Obligations
     Certain officers elected to have their deferred compensation distributed in 2010, which resulted in a reduction of the deferred obligation and corresponding increase to paid in capital of approximately $5.2 million.

10. OTHER REVENUES
     Other revenues were comprised of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2010	2009
Lease termination fees	$0.6	$1.5
Financing fees	0.2	0.3
Other miscellaneous	0.5	1.4

	$1.3	$3.2

11. IMPAIRMENT CHARGES
     During the three-month periods ended March 31, 2010 and 2009, the Company recorded impairment charges from continuing operations of $2.1 million and $7.3 million, respectively, on its consolidated real estate investments. In addition, for the three-month periods ended March 31, 2010 and 2009, impairment charges of $1.0 million and $3.6 million, respectively, are reflected in discontinued operations (Note 12). The asset impairments were triggered primarily due to the Company’s marketing of these assets for sale and changes in the Company’s estimated hold period.
     Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the three months ended March 31, 2010. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurement at March 31, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
Long-lived assets - held and used and held for sale	$—	$—	$3.6	$3.6	$3.1
12. DISCONTINUED OPERATIONS
     All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009. The Company has one asset considered held for sale at March 31, 2010. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three-month periods ended March 31, 2010 and 2009, are five properties sold in 2010, (including one held for sale at December 31, 2009) and one property held for sale at March 31, 2010 aggregating 1.0 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. The operating results relating to assets sold or designated as held for sale as of March 31, 2010, are as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2010	2009
Revenues	$657	$12,241

Expenses:
Operating	379	4,039
Impairment charges	1,022	3,600
Interest, net	90	3,133
Depreciation and amortization	102	3,475

Total expenses	1,593	14,247

Loss before gain on disposition of real estate	(936)	(2,006)
Gain on disposition of real estate	566	11,609

Net (loss) income	$(370)	$9,603

13. EARNINGS PER SHARE
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

	Three-Month Periods
	Ended March 31,
	2010	2009
Basic and Diluted Earnings:
(Loss) income from continuing operations	$(25,539)	$74,728
Plus: (Loss) gain on disposition of real estate	(675)	445
Less: Loss attributable to non-controlling interests	2,337	2,625

(Loss) income from continuing operations attributable to DDR	(23,877)	77,798
Less: Preferred share dividends	(10,567)	(10,567)

Basic and Diluted — (Loss) income from continuing operations attributable to DDR common shareholders	(34,444)	67,231
Less: Earnings attributable to unvested shares and operating partnership units	(31)	(603)

Basic and Diluted — (Loss) income from continuing operations	$(34,475)	$66,628

Basic Earnings Per Share:
Basic — Average shares outstanding	227,133	128,485

(Loss) income from continuing operations attributable to DDR common shareholders	$(0.15)	$0.52
Income from discontinued operations attributable to DDR common shareholders	—	0.07

Net (loss) income attributable to DDR common shareholders	$(0.15)	$0.59

Number of Shares:
Basic — Average shares outstanding	227,133	128,485
Effect of dilutive securities:
Restricted stock	—	800
Operating partnership units	—	399

Diluted — Average shares outstanding	227,133	129,684

Dilutive Earnings Per Share:

(Loss) income from continuing operations attributable to DDR common shareholders	$(0.15)	$0.52
Income from discontinued operations attributable to DDR common shareholders	—	0.07

Net (loss) income attributable to DDR common shareholders	$(0.15)	$0.59

Amounts attributable to DDR’s common shareholders:
(Loss) income from continuing operations, net of tax	$(24,003)	$77,718
Discontinued operations, net of tax	(244)	9,683

Net (loss) income attributable to DDR	$(24,247)	$87,401

Preferred dividends	10,567	10,567

Net (loss) income attributable to DDR common shareholders	$(34,814)	$76,834

     Options to purchase 3.4 million and 3.6 million common shares were outstanding at March 31, 2010 and 2009, respectively, all of which were anti-dilutive in the calculations at March 31, 2010 and 2009. Accordingly, the anti-dilutive options were excluded from the computations.
     Shares subject to issuance under the Company’s value sharing equity program are not considered in the computation of diluted EPS for three-month period ended March 31, 2010, as the shares were considered anti-dilutive due to the Company’s net loss from continuing operations. There were no awards outstanding under this program at March 31, 2009.

     The Company’s two issuances of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at March 31, 2010 and 2009, respectively, were not included in the computation of diluted EPS for the three-month periods ended March 31, 2010 and 2009, because the Company’s stock price did not exceed the conversion price of the conversion feature of the senior convertible notes in these periods and would therefore be anti-dilutive. In addition, the purchased option related to the senior convertible notes is not included in the computation of diluted EPS as the purchase option is anti-dilutive.
     The Company has excluded from its basic and diluted EPS for the three-month period ended March 31, 2010 warrants to purchase 5.0 million common shares issued in May 2009 and warrants to purchase 5.0 million common shares issued in September 2009 because the warrants were considered anti-dilutive due to the Company’s net loss from continuing operations.
14. SEGMENT INFORMATION
     The Company has two reportable segments, shopping centers and other investments. Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.
     The following table summarizes the Company’s combined shopping and business center portfolios as of each balance sheet date:

	March 31,
	2010	2009
Shopping centers owned	597	694
Unconsolidated joint ventures	258	327
Consolidated joint ventures	33	35
States(A)	44	45
Business centers	6	6
States	4	4

(A)	In addition to Puerto Rico and Brazil.
     The table below presents information about the Company’s reportable segments (in thousands).

	Three-Month Period Ended March 31, 2010
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,449	$205,252			$206,701
Operating expenses	(769)	(66,322	)(A)		(67,091)

Net operating income	680	138,930			139,610
Unallocated expenses (B)				$(166,796)	(166,796)
Equity in net income of joint ventures		1,647			1,647

Loss from continuing operations					$(25,539)

Total real estate assets	$49,727	$8,735,972			$8,785,699

	Three-Month Period Ended March 31, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,523	$206,143			$207,666
Operating expenses	(539)	(68,361	)(A)		(68,900)

Net operating income	984	137,782			138,766
Unallocated expenses (B)				$(64,389)	(64,389)
Equity in net income of joint ventures		351			351

Income from continuing operations					$74,728

Total real estate assets	$49,844	$9,039,844			$9,089,688

(A)	Includes impairment charges of $2.1 million and $7.3 million for the three-month periods ended March 31, 2010 and 2009, respectively.

(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.
15. SUBSEQUENT EVENTS
     In May 2010, the Company repaid a $60 million secured loan with an affiliate of the Otto Family, which is included in Mortgage and other secured indebtedness on the Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space, by such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all, and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs, and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default, and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside of the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely effect the Company’s results of operations and financial condition;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.
Executive Summary
     The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing a portfolio of shopping centers. As of March 31, 2010, the Company’s portfolio consisted of 597 shopping centers and six business centers (including 258 owned through unconsolidated joint ventures and 33 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2010, the Company owned and/or managed approximately 118.1 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 42 properties owned by a third party. The Company owns land in Canada and Russia at which development was deferred. At March 31, 2010, the aggregate occupancy of the Company’s shopping center portfolio was 86.4%, as compared to 88.3% at March 31, 2009. Excluding the impact of the Mervyns vacancy, the aggregate occupancy of the Company’s shopping center portfolio was 88.5% at March 31, 2010. The Company owned 694 shopping centers and six business centers at March 31, 2009. The average annualized base rent per occupied square foot was $12.77 at March 31, 2010, as compared to $12.30 at March 31, 2009.
     Net loss applicable to DDR common shareholders for the three-month period ended March 31, 2010 was $34.8 million, or $0.15 per share (diluted and basic), compared to net income applicable to DDR common shareholders of $76.8 million, or $0.59 per share (diluted and basic), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended March 31, 2010 was $28.4 million compared to $140.0 million for the three-month period ended March 31, 2009. The decrease in FFO for the three-month period ended March 31, 2010, is primarily the result of a decrease in the gain recognized on the repurchases of senior notes, the loss on equity derivative instruments and the impact of 2009 asset sales.

First quarter 2010 operating results
     The Company continues to demonstrate progress in its balance sheet initiatives since the end of 2009 and believes this improvement underscores its unwavering commitment to reduce debt and enhance the quality of its portfolio. The Company continues to be focused on its operating and balance sheet initiatives, and believes it will continue to make strides throughout the remainder of 2010 as new leases commence. In addition to enhancing the quality of the Company’s shopping centers through the commencement of new leases, the Company remains focused on overall portfolio management by selling non-prime assets.
     The Company’s liquidity position continued to improve in the first quarter of 2010. Proceeds from the Company’s various capital raising activities this past quarter were utilized primarily to repay debt. As a result, the Company reduced total consolidated debt from $5.2 billion at December 31, 2009 to $4.7 billion as of March 31, 2010. Additionally, the Company’s liquidity increased to approximately $1.0 billion of cash and availability on its revolving credit facilities as of March 31, 2010 from $0.1 billion at March 31, 2009.
     The retail environment continues to show signs of improvement. Many retailers announced stronger sales this year and solid earnings growth, which could translate into expansion plans for some retailers. Quality space continues to be in demand, which could result in additional occupancy in the Company’s portfolio. Deal economics are still challenged and lease spreads remain negative; however, the Company is encouraged by some improvement in deal economics. The Company’s anchor store redevelopment team continues to make progress with backfilling big-box vacancies that occurred in 2008 and 2009.
     The Company continues to minimize ground-up development spending in its domestic portfolio, and instead allocates capital to the lease-up of existing projects because the Company believes there may be opportunities to redevelop many of its existing assets. These redevelopments should create a future growth opportunity of the Company’s existing assets and create future value without the level of risk or capital required for a new development.
     As evidenced by the Company’s capital markets activity this quarter, the Company continued to opportunistically raise capital, reduce leverage and extend the Company’s debt duration. In January 2010, the Company raised gross proceeds of approximately $46.1 million through the use of its continuous equity program at a weighted-average price of $9.30 per share. In February, the Company completed a common equity offering generating net proceeds of approximately $338.1 million and in March, the Company issued $300 million aggregate principal amount of senior unsecured notes with a seven-year term. The Company also repurchased through a cash tender offer $83.1 million aggregate principal amount of its senior unsecured notes due in 2010 and 2011, sold $456.4 million of wholly-owned and joint venture assets in addition to generating retained earnings, all of which contributed to leverage reduction. The net capital from all of this activity was predominately used to de-lever and also to reinvest in the Company’s assets.
     In April, the Company also participated, through one of its unconsolidated joint ventures, DDR Domestic Retail Fund, in one of the first multi-borrower CMBS transactions to close since 2008. This

$30 million financing has a five-year term at an interest rate of 4.2%. It replaces three loans with a comparable balance maturing in 2010.
     The Company had a very active first quarter and made significant progress on its balance sheet and operating initiatives. The Company has been executing capital raising activities proactively and prudently based on opportunities in the market. For the last year, the Company believes it has articulated a strategy of lowering leverage, increasing liquidity and extending debt maturities with the goal of lowering the Company’s risk profile and long-term cost of capital. The Company intends to remain focused on continuing such improvement for the remainder of 2010.
Results of Operations
Continuing Operations
     Shopping center properties owned as of January 1, 2009, but excluding properties under development/redevelopment and those classified in discontinued operations, are referred to herein as the “Core Portfolio Properties.”
Revenues from Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Base and percentage rental revenues (A)	$139,008	$138,559	$449	0.3%
Recoveries from tenants (B)	47,434	46,476	958	2.1
Ancillary and other property income (C)	4,973	4,922	51	1.0
Management fees, development fees and other fee income (D)	14,016	14,461	(445)	(3.1)
Other (E)	1,270	3,248	(1,978)	(60.9)

Total revenues	$206,701	$207,666	$(965)	(0.5)%

(A)	This decrease in Core Portfolio Properties is primarily due to the impact of the major tenant bankruptcies in the first quarter of 2009. These bankruptcies have also driven the current lower occupancy level as compared to the Company’s historical levels. The increase was due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$(3.0)
Acquisition of real estate assets	2.6
Development/redevelopment of shopping center properties	0.8

$0.4

     The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, business center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Business Center
	Portfolio		Portfolio
	March 31,		March 31,
	2010	2009	2010	2009
Centers owned	597	694	6	6
Aggregate occupancy rate	86.4%	88.3%	71.9%	72.4%
Average annualized base rent per occupied square foot	$12.77	$12.30	$12.27	$12.33

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	March 31,		March 31,
	2010	2009	2010	2009
Centers owned	306	332	258	327
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	33	35
Aggregate occupancy rate	87.2%	90.5%	83.2%	86.2%
Average annualized base rent per occupied square foot	$11.88	$11.72	$13.84	$12.83

(B)	Recoveries were approximately 72.9% and 75.5% of operating expenses and real estate taxes including bad debt expense for the three months ended March 31, 2010 and 2009, respectively. The increase in recoveries from tenants was primarily a result of the increase in operating costs as described below.

(C)	Ancillary revenue opportunities have historically included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

(D)	Decreased primarily due to the following (in millions):

Increase (Decrease)
Development fee income	$0.1
Leasing commissions	0.3
Decrease in management fee income primarily related to asset sales	(0.5)
Property and asset management fee income at various unconsolidated joint ventures	(0.3)

$(0.4)

(E)	Composed of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2010	2009
Lease terminations	$0.6	$1.5
Acquisition and financing fees	0.2	0.3
Other	0.5	1.4

	$1.3	$3.2

Expenses from Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Operating and maintenance (A)	$36,101	$34,320	$1,781	5.2%
Real estate taxes (A)	28,940	27,275	1,665	6.1
Impairment charges (B)	2,050	7,305	(5,255)	(71.9)
General and administrative (C)	23,275	19,171	4,104	21.4
Depreciation and amortization (A)	57,069	59,605	(2,536)	(4.3)

	$147,435	$147,676	$(241)	(0.2)%

(A)	The changes for the three months ended March 31, 2010 compared to 2009, are due to the following (in millions):

	Operating and
	Maintenance	Real Estate Taxes		Depreciation
Core Portfolio Properties	$0.7	$0.2	(1)	$(4.2	)(2)
Acquisitions of real estate assets	0.3	0.6		0.6
Development/redevelopment of shopping center properties	—	0.9		0.5	(2)
Business Center Properties	0.2	—		—
Provision for bad debt expense	0.6	—		—
Personal property	—	—		0.6

	$1.8	$1.7		$(2.5)

(1)	The Company is in the process of appealing numerous real estate tax charges given the current economic environment and increased vacancy resulting from tenant bankruptcies.

(2)	Primarily relates to accelerated depreciation in 2009 of Fixtures and tenant Improvements as a result of major tenant bankruptcies partially offset by additional assets placed in service in 2010.

(B)	The Company recorded impairment charges of $3.1 million and $10.9 million for the three months ended March 31, 2010 and 2009, respectively, on several consolidated real estate assets of which $2.1 million and $7.3 million, respectively, is reflected in consolidated operating expenses and $1.0 million and $3.6 million, respectively, is reflected in discontinued operations.

(C)	The increase is primarily attributable to a $2.1 million separation charge relating to the departure of an executive officer and general corporate expenses. Total general and administrative expenses were approximately 5.5% and 4.3% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the three-month periods ended March

31, 2010 and 2009, respectively. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.
Other Income and Expenses (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Interest income (A)	$1,330	$3,029	$(1,699)	(56.1)%
Interest expense (B)	(59,909)	(57,750)	(2,159)	3.7
Gain on repurchase of senior notes (C)	1,091	72,579	(71,488)	(98.5)
Loss on equity derivative instruments (D)	(24,868)	—	(24,868)	(100.0)
Other expense, net (E)	(3,079)	(4,507)	1,428	(31.7)

	$(85,435)	$13,351	$(98,786)	(739.9)%

(A)	Decreased primarily due to interest earned from financing receivables, the principal of which aggregated $109.7 million and $124.2 million at March 31, 2010 and 2009, respectively. In the fourth quarter of 2009, the Company established a full reserve on an advance to an affiliate of $66.9 million and ceased the recognition of interest income. The Company recorded $1.8 million of interest income in the first quarter of 2009 relating to this advance.

(B)	The weighted-average debt outstanding and related weighted-average interest rates are as follows:

	Three-Month Periods
	Ended March 31,
	2010	2009
Weighted-average debt outstanding (billions)	$4.9	$5.8
Weighted-average interest rate	4.9%	4.4%

	At March 31,
	2010	2009
Weighted-average interest rate	5.1%	4.2%

The increase in 2010 interest expense is primarily due to an increase in short-term interest rates partially offset by a reduction in outstanding debt. The increase in weighted-average interest rates in 2010 as compared to 2009 is also primarily related to the increase in short-term interest rates. The Company ceases the capitalization of interest as assets are placed in service or upon the temporary suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $3.1 million for the three months ended March 31, 2010 as compared to $5.8 million for the same period in 2009. Because the Company has suspended certain construction activities, the amount of capitalized interest has decreased in 2010.

(C)	Relates to the Company’s purchase of approximately $155.9 million and $163.9 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a discount to par during the three months ended March 31, 2010 and 2009, respectively. Approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased at par in March 2010 occurred through a cash tender offer.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The magnitude of the charge recognized primarily relates to the difference between the closing trading value of the Company’s common shares on December 31, 2009 compared to March 31, 2010.

(E)	Other expenses for the three months ended March 31, 2010, primarily related to debt extinguishment costs of $1.1 million, litigation-related expenditures of $1.7 million and the write off of costs related to abandoned development projects and other transactions of $0.7 million. Other expenses for the three months ended March 31, 2009, primarily related to the write-off of costs associated with abandoned development projects and other transactions as well as litigation-related expenditures aggregating $3.6 million and a $0.9 million loss on the sale of Macquarie DDR Trust units.
Other items (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Equity in net income of joint ventures (A)	$1,647	$351	$1,296	369.2%
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes (B)	(1,017)	1,036	(2,053)	(198.2)

(A)	A summary of the increase in equity in net income of joint ventures for the three months ended March 31, 2010, is composed of the following (in millions):

Increase
Increase in income from existing joint ventures (1)	$0.2
Coventry II Fund investments (2)	0.8
Disposition of joint venture assets (3)	0.3

$1.3

(1)	Primarily due to increased operating results.

(2)	Losses associated with Coventry II investments recorded in 2009. As the Company wrote down its basis in certain of these investments in 2009, additional losses were not recorded in 2010 (see Coventry II Fund discussion in Off Balance Sheet Arrangements below).

(3)	Primarily related to the decrease in net charges incurred by joint ventures as a result of the disposition of assets in 2010 and 2009.

(B)	Primarily a result of a change in the net taxable income position in 2010 of the Company’s wholly-owned taxable REIT subsidiary.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Loss from discontinued operations (A)	$(936)	$(2,006)	$1,070	(53.3)%
Gain on disposition of real estate, net of tax	566	11,609	(11,043)	(95.1)%

	$(370)	$9,603	$(9,973)	(103.9)%

(A)	Included in discontinued operations for the three months ended March 31, 2010 and 2009, are six properties in 2010 (including one property classified as held for sale at March 31, 2010) aggregating 1.0 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. In addition, included in the reported loss for the three months ended March 31, 2010 and 2009, is $1.0 million and $3.6 million, respectively, of impairment charges.
(Loss) gain on Disposition of Real Estate (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
(Loss) gain on disposition of real estate, net (A)	$(675)	$445	$(1,120)	(251.7)%

(A)	These gains are primarily attributable to the subsequent leasing of units related to master lease and other obligations, which were originally established on disposed properties, that are no longer required.
Non-controlling interests (in thousands)

	For the Three Months
	Ended March 31,
	2010	2009	$ Change	% Change
Non-controlling interests (A)	$2,337	$2,625	$(288)	(11.0)%

(A)	Includes the following (in millions):

(Increase) Decrease
DDR MDT MV (owned approximately 50% by the Company) (1)	$(0.7)
Other non-controlling interests	0.3
Decrease in the quarterly distribution to operating partnership unit investments	0.1

$(0.3)

(1)	The consolidated joint venture owns real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The decrease is primarily a result of a reduction in net losses by the joint venture due to the sale of assets and commencement of leases at certain sites.
Net (Loss) Income (in thousands)

	Three-Month Periods
	Ended March 31,
	2010	2009	$ Change	% Change
Net (loss) income attributable to DDR	$(24,247)	$87,401	$(111,648)	(127.7)%

     The decrease in net income attributable to DDR for the three months ended March 31, 2010 as compared to 2009, is primarily the result of a decrease in the gain recognized on the repurchases of senior notes, the loss on equity derivative instruments and the impact of 2009 asset sales. A summary of changes in 2010 as compared to 2009 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(4.2)
Decrease in impairment charges	5.3
Increase in general and administrative expenses	(4.1)
Decrease in depreciation expense	2.5
Decrease in interest income	(1.7)
Increase in interest expense	(2.2)
Decrease in gain on repurchase of senior notes	(71.5)
Loss on equity derivative instruments	(24.9)
Change in other expense	1.4
Increase in equity in net income of joint ventures	1.3
Change in income tax (expense) benefit	(2.1)
Decrease in loss from discontinued operations	1.0
Decrease in net gain on disposition of real estate of discontinued operations properties	(11.0)
Increase in net loss on disposition of real estate	(1.1)
Change in non-controlling interests	(0.3)

Decrease in net income attributable to DDR	$(111.6)

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
     For the reasons described above, management believes that FFO and Operating FFO (as described below) provide the Company and investors with an important indicator of the Company’s operating performance. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO and Operating FFO in a different manner.
     This measure of performance is used by the Company for several business purposes and by other REITs. The Company uses FFO in part (i) as a measure of a real estate asset’s performance, (ii) to shape acquisition, disposition and capital investment strategies, and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.
     Management recognizes FFO’s and Operating FFO’s limitations when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.
     For the three-month period ended March 31, 2010, FFO applicable to DDR common shareholders was $28.4 million, as compared to $140.0 million for the same period in 2009. The decrease in FFO for the three-month period ended March 31, 2010, is primarily the result of a decrease in the gain recognized on the repurchases of senior notes, the loss on equity derivative instruments and the impact of 2009 asset sales.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2010	2009
Net (loss) income applicable to DDR common shareholders (A)	$(34,814)	$76,834
Depreciation and amortization of real estate investments	54,594	61,036
Equity in net income of joint ventures	(1,647)	(778)
Joint ventures’ FFO (B)	11,555	15,159
Non-controlling interests (OP Units)	8	79
Gain on disposition of depreciable real estate (C)	(1,267)	(12,334)

FFO applicable to DDR common shareholders	28,429	139,996
Preferred dividends	10,567	10,567

Total FFO	$38,996	$150,563

(A)	Includes straight-line rental revenues of approximately $1.0 million for both of the three-month periods ended March 31, 2010 and 2009. In addition, includes straight-line ground rent expense of approximately $0.5 million and $0.4 million in 2010 and 2009, respectively (including discontinued operations).

(B)	Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2010	2009
Net loss (1)	$(16,850)	$(8,482)
Depreciation and amortization of real estate investments	50,314	64,041

	$33,464	$55,559

DDR ownership interests (2)	$11,555	$15,159

(1)	Includes straight-line rental revenue of approximately $1.2 million and $0.7 million for the three-month periods ended March 31, 2010 and 2009, respectively, of which the Company’s proportionate share was $0.2 million and de minimis in 2009.

(2)	The Company’s share of joint venture equity in net loss was decreased by $0.4 million for the three-month period ended March 31, 2009 due to the impact of basis differentials.

At March 31, 2010 and 2009, the Company owned unconsolidated joint venture interests relating to 258 and 327 operating shopping center properties, respectively.

(C)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. There were no gain on land sales during the three-month periods ended March 31, 2010 and 2009.
     FFO excluding the net non-operating charges detailed below, or Operating FFO, is useful to investors as the Company removes these net charges to analyze the results of its operations and assess performance of the core operating real estate portfolio.
     The Company incurred the following net non-operating charges and gains for the three months ended March 31, 2010 and 2009, aggregating $36.8 million and $55.0 million, respectively, as summarized as follows (in millions):

	For the Three-Month
	Periods Ended March 31,
	2010	2009
Loss on equity derivative instruments related to Otto investment	$24.9	$—
Executive separation charge	2.1	—
Impairment charges — consolidated assets	2.1	10.9
Consolidated impairment charges and loss on sales included in discontinued operations	2.4	—
Debt extinguishment costs and other expenses	3.1	—
FFO associated with Mervyns joint venture, net of non-controlling interest	2.0	—
Loss on asset sales — equity method investments	1.3	—
Loss on disposition of joint venture investment	—	5.8
Impairment charges on equity method investment	—	0.9
Gain on repurchases of senior notes	(1.1)	(72.6)

Total non-operating items	$36.8	$(55.0)
FFO attributable to DDR common shareholders	28.4	140.0

Operating FFO	$65.2	$85.0

     During 2008, due to the volatility and volume of significant and unusual accounting charges and gains recorded in the Company’s operating results, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net loss determined in accordance with GAAP as well as FFO. The Company believes that FFO excluding the net non-operating charges and gains detailed above, or Operating FFO, along with reported GAAP measures, enables management to analyze the results of its operations and assess performance of its operating real estate and also may be useful to investors. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.
     Operating FFO is a non-GAAP financial measure and, as described above, its use combined with the required primary GAAP presentations, has been beneficial to management in improving the understanding of the Company’s operating results among the investing public and making comparisons of other REITs’ operating results to the Company’s more meaningful. The adjustments above may not be comparable to how other REITs or real estate companies calculate their results of operations and differs from NAREIT’s definition of FFO.
     Operating FFO has the same limitations as FFO as described above and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s performance. Operating FFO does not represent cash generated from operating activities determined in accordance with GAAP, and is not a measure of liquidity or an indicator of our ability to make cash distributions. The Company believes that to further understand its performance, Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in its condensed consolidated financial statements.
Liquidity and Capital Resources
     The Company relies on capital to buy, develop and improve its shopping center properties. Events in early 2009, including failures and near-failures of a number of large financial services companies, have made the capital markets increasingly volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company.
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure to pay when due any other Company consolidated indebtedness (including non-recourse obligations) in excess of $50 million. In the event our lenders declare a default, as defined in the applicable loan documentation, this could result in our inability to obtain further funding and/or an acceleration of any outstanding borrowings.
     As of March 31, 2010, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants in 2010 and beyond. If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or the Company is unable to successfully execute its plans, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.
     The Revolving Credit Facilities have an initial maturity in June 2010, but have a one-year extension at the Company’s option. The Company anticipates exercising this option in the second quarter. The Company is currently in discussions with the participating banks as well as several banks that have expressed interest in participating in the Revolving Credit Facilities. It is expected that the size of these Revolving Credit Facilities will be reduced because the Company intends to implement a longer-term financing strategy and reduce its reliance on short-term debt. The Company believes the Revolving Credit Facilities should be appropriately sized for the Company’s future growth strategy.
     At March 31, 2010, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(0.346)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.020)

Amount Available	$0.951

     As of March 31, 2010, the Company had cash and line of credit availability aggregating approximately $1.0 billion. As of March 31, 2010, the Company also had 235 unencumbered consolidated operating properties generating $91.2 million, or 44.4%, of the total revenue of the Company for the three months ended March 31, 2010, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements.
     The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2010 and beyond. The Company has already implemented several steps integral to the successful execution of its capital raising plans through a combination of retained capital, the issuance of common shares, debt financing and refinancing, and asset sales.
     Although the Company has made considerable progress during 2009 and thus far in 2010 implementing the steps to address its objectives of reducing leverage, improving liquidity, continuing to comply with its covenants and repaying obligations as they become due, certain transactions may not close as anticipated or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations, including its ability to remain compliant with its covenants.
     Part of the Company’s overall strategy includes addressing debt maturing in 2010 and years following. As part of this strategy, in February 2010, the Company issued approximately 42.9 million of its common shares in an underwritten offering for net proceeds of approximately $338.1 million. In January 2010, the Company also sold approximately 5.0 million of its common shares through its continuous equity program, generating gross proceeds of approximately $46.1 million. In the first quarter of 2010, the Company purchased approximately $155.9 million aggregate principal amount of its outstanding senior unsecured notes. Included in the first quarter purchases was $83.1 million aggregate principal amount of outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. The first quarter purchases primarily included debt maturing in 2010 and 2011. In March 2010, the Company issued $300 million aggregate principal amount of its 7.5% senior unsecured notes due April 2017. Substantially all of the proceeds from these offerings were used to repay debt with shorter-term maturities and to repay amounts outstanding on the Revolving Credit Facilities.
     The Company has been very careful to balance the amount and timing of its debt maturities. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives. However, these alternatives may materially affect its expected financial results as interest rates on replacement financing will likely be higher than current rates. Although the credit environment has become much more difficult since late 2008, the Company continues to pursue opportunities in the unsecured debt market as well with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The approval process from the lenders is slow, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms, in general, pricing spreads have declined and loan-to-values ratios are lower than historic norms but better than the past year. Moreover, the Company continues to look beyond 2010 to ensure that it continues to execute its strategy to lower leverage, increase liquidity and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.
     At March 31, 2010, the Company’s consolidated 2010 debt maturities consist of $298.9 million of unsecured notes, of which $147.3 million mature in May 2010 and $151.6 million mature in August 2010; $248.2 million of consolidated mortgage debt (of which the Company’s proportionate share is $110.3 million); $8.8 million of construction loans (of which the Company’s proportionate share is $4.4 million) and $346.0 million of Unsecured Revolving Credit Facilities (subject to extension as described above). The Company intends to address these maturities using the availability on its Revolving Credit Facilities, proceeds from asset sales, retained cash flow and funds from additional discretionary capital-raising initiatives.
     At March 31, 2010, the Company’s unconsolidated joint venture mortgage debt was $755.4 million (of which the Company’s proportionate share is $230.1 million). Of this amount, $248.7 million (of which the Company’s proportionate share is $41.9 million) is attributable to the Coventry II Fund assets (see Coventry II Fund discussion below) that, except for one, have all matured and are currently in default. At March 31, 2010, the remainder of the Company’s unconsolidated joint venture mortgage debt maturing in 2010 aggregated $506.7 million, of which the Company’s proportionate share is approximately $188.2 million. Of this amount $34.0 million was repaid or refinanced in April 2010. Most of these loans are in the process of being refinanced or extended.
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
     The Company’s core business of leasing space to well-capitalized retailers continues to perform well, as the Company’s primarily discount-oriented tenants gain market share from retailers offering higher price points and more discretionary goods. These long-term leases generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment, share repurchases and the payment of dividends on the common shares.
     The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2010	2009
Cash flow provided by operating activities	$44,304	$69,657
Cash flow provided by (used for) investing activities	34,687	(22,903)
Cash flow used for financing activities	(79,419)	(39,815)
     Operating Activities: The decrease in cash flow from operating activities in the three months ended March 31, 2010 as compared to the same period in 2009, was primarily due the impact of asset sales.
     Investing Activities: The change in cash flow from investing activities for the three months ended March 31, 2010 as compared to the same period in 2009, was primarily due to a reduction in capital expenditure spending for redevelopment and ground-up development projects as well as the release of restricted cash.
     Financing Activities: The change in cash used for financing activities for the three months ended March 31, 2010 as compared to the same period in 2009, is primarily due to an increase in debt repurchases and repayments partially offset by proceeds from the issuance of common shares and senior notes.
     The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $15.6 million for the first quarter of 2010, as compared to $36.4 million of cash dividends for the same period in 2009. Accordingly, federal income taxes have not been incurred by the Company thus far during 2010.
     The Company declared a quarterly dividend of $0.02 per common share for the first quarter of 2010. The Company will continue to monitor the 2010 dividend policy and provide for adjustments,

as determined to be in the best interests of the Company and its shareholders, to maximize the Company’s free cash flow while still adhering to REIT payout requirements.
Sources and Uses of Capital
Dispositions
     The Company sold five consolidated properties, aggregating 0.9 million square feet, in the three months ended March 31, 2010, generating an aggregate gain on disposition of approximately $0.6 million.
     As part of the Company’s deleveraging strategy, the Company is actively marketing non-prime assets for sale. Opportunities for large portfolio asset sales are not occurring as frequently as in the past; therefore, the Company is also focusing on selling single-tenant assets and smaller shopping centers. For certain real estate assets in which the Company has entered into agreements subsequent to March 31, 2010, that are subject to contingencies, a loss of approximately $40 million could be recorded if all such sales were consummated on the terms currently being negotiated. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
     In 2010, the Company expects to expend an aggregate of approximately $88.6 million, of which approximately $26.4 million was spent through March 31, 2010, before deducting sales proceeds, to develop, expand, improve and re-tenant various properties. The Company’s development, redevelopment and expansion activity is summarized below.
     The Company will continue to closely monitor its spending in 2010 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2010. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria include a higher cash-on-cost project return threshold, a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected Remaining
		Cost
Location	Owned GLA	($ Millions)	Description
Boise (Nampa), Idaho	431.7	$17.1	Community Center
Austin (Kyle), Texas *	443.1	16.5	Community Center

Total	874.8	$33.6

*	Consolidated 50% Joint Venture
     In addition to these projects, which will be developed in phases, the Company and its joint venture partners intend to commence construction on various other developments, including several international projects only after substantial tenant leasing has occurred and acceptable construction financing is available.
Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping a wholly-owned shopping center in Miami (Plantation), Florida, at a projected aggregate net cost of approximately $48.1 million. At March 31, 2010, approximately $24.0 million of costs had been incurred in relation to the redevelopment of this project.
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
     The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

	Effective Ownership		Company-Owned
Unconsolidated Real	Percentage		Square Feet	Total Debt
Estate Ventures	(A)	Assets Owned	(Thousands)	(Millions)
DDRTC Core Retail Fund LLC	15.0%	50 shopping centers in several states	12,164	$1,330.5
Domestic Retail Fund	20.0	63 shopping centers in several states	8,279	966.4
Sonae Sierra Brazil BV Sarl	50.0	Ten shopping centers and a management company in Brazil	3,780	92.4
DDR – SAU Retail Fund	20.0	29 shopping centers in several states	2,376	226.2

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
Funding for Joint Ventures
     In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $4.1 million at March 31, 2010. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.0 million at March 31, 2010, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company has advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrues interest at the greater of LIBOR plus 700 basis points or 12% and a default rate of 16%, and has an initial maturity of July 2011. The Company established a reserve for the full amount recorded related to this advance in 2009 (see Coventry II Fund discussion below).
Coventry II Fund
     At March 31, 2010, Coventry Real Estate Advisors L.L.C., sponsored and, its affiliate served as managing member of, Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”), which along with the Company, through a series of joint ventures, owned nine value-added retail properties and 42 sites formerly occupied by Service Merchandise. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry II Fund, above a preferred return after return of capital to fund investors (see Legal Matters).
     As of March 31, 2010, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.1 million. As discussed above, the Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to the development of the project in Bloomfield Hills, Michigan, (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financings for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $39.2 million at March 31, 2010.
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
     For the Bloomfield Hills, Michigan project, a $48.0 million land loan matured on December 31, 2008, and on February 24, 2009, the lender for the land loan sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan and in July 2009, paid such guaranty in full in exchange for a complete release from the lender). The above referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan project is cross-defaulted with this third-party loan. As a result, on March

3, 2009, the Company sent the borrower a formal notice of default relating to its loan. The third party lender for the land loan subsequently filed a foreclosure action and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. During the fourth quarter of 2009, the Company determined that, due to the current status of the existing lender foreclosure action and other litigation related to the project as well as current market and economic conditions, management of the joint venture has not definitively or formally made a determination as to whether development of the project would be resumed. Consequently, the Company determined that the fair value of the joint venture assets, consisting of land and development costs, was insufficient to repay the Company’s note receivable. As a result, in December 2009, the Company recorded a charge of $66.9 million on the carrying value of the note receivable, including accrued interest, based upon the estimated fair value of the land and its improvements. This charge is reflected in the impairment of the joint venture investments line item in the consolidated statement of operations for the year ended December 31, 2009.
     Six of the remaining Coventry II Fund joint ventures also have third-party credit facilities that matured.
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
     For the Kirkland, Washington project and the Benton Harbor, Michigan project, loans in the amounts of $29.5 million and $16.0 million, respectively, matured on September 30, 2009. The Company provided payment guaranties in the amount of $5.9 million and $3.2 million, respectively, with respect to such loans. The Coventry II Fund and the Company are in negotiations with the lender to extend such loans.
     On April 8, 2009, the lender of the Service Merchandise portfolio sent to the borrower a formal notice of default based upon the Coventry II Fund’s failure to satisfy certain net worth covenants. On April 1, 2010 the loan matured, and on April 2, 2010, the lender sent to the borrower a formal notice of default with respect to the borrower’s failure to repay the loan on or before the maturity date. The Company provided a payment guaranty in the amount of $1.8 million with respect to such loan. The Coventry II Fund is exploring a variety of strategies to pay down the outstanding obligation and is negotiating forbearance terms with the lender.
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
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $4.2 billion and $5.8 billion at March 31, 2010 and 2009, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have industry-standard recourse provisions to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $43.9 million at March 31, 2010, including guarantees associated with the Coventry II Fund.
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

As such, the Company uses non-derivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements into which the Company enters. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.
     For the three months ended March 31, 2010, $2.4 million of net gains related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding at March 31, 2010, was approximately $4.7 billion, as compared to approximately $5.8 billion at March 31, 2009 and $5.2 billion at December 31, 2009.
     In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017. Proceeds from the offering were used to repay debt with shorter-term maturities and to reduce amounts outstanding on the Company’s unsecured credit facilities.
     In the first quarter of 2010, the Company purchased approximately $155.9 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a discount to par, resulting in a gross gain of approximately $4.1 million prior to the write off of unamortized deferred financing costs and unamortized discount. Included in the first quarter purchases was approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. The first quarter purchases included debt maturities in 2010 and 2011 as well as convertible senior unsecured notes due in 2012.
     In February 2010, the Company issued approximately 42.9 million of its common shares in an underwritten offering for net proceeds of approximately $338.1 million. In January 2010, the Company also sold approximately 5.0 million of its common shares through its continuous equity program, generating gross proceeds of approximately $46.1 million. Substantially all of the proceeds from these offerings were used to repay debt with shorter-term maturities and to repay amounts outstanding on the Revolving Credit Facilities.

Capitalization
     At March 31, 2010, the Company’s capitalization consisted of $4.7 billion of debt, $555 million of preferred shares and $3.0 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $12.17, the closing price of the common shares on the New York Stock Exchange at March 31, 2010), resulting in a debt to total market capitalization ratio of 0.57 to 1.0, as compared to a ratio of 0.9 to 1.0 at March 31, 2009. The closing price of the common shares on the New York Stock Exchange was $2.13 at March 31, 2009. At March 31, 2010, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.9 billion of variable-rate debt, including $400.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At March 31, 2009, the Company’s total debt consisted of $4.1 billion of fixed-rate debt and $1.7 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.
     It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain an investment grade rating with Moody’s Investors Service and re-establish an investment grade rating with Standard and Poor’s and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings. In August 2009, one of the Company’s rating agencies reduced the Company’s debt rating to below investment grade.
Contractual Obligations and Other Commitments
     The Company’s maturities for the remainder of 2010 consist of $298.9 million aggregate principal amount of senior unsecured notes and $257.1 million in consolidated mortgage loans, of which $110.3 million is attributable to the Company’s 50% owned joint venture that owns the assets formerly occupied by Mervyns. These maturities are expected to be refinanced or repaid from operating cash flow, the Revolving Credit Facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At March 31, 2010, the Company had letters of credit outstanding of approximately $54.3 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $68.0 million with general contractors for its wholly-owned and consolidated joint venture properties at March 31, 2010. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At March 31, 2010, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.2 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through March 31, 2010, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off-Balance Sheet Arrangements.
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
Economic Conditions
     The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and, as a result, the Company has experienced a loss in occupancy. The reduced occupancy will likely continue to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2010. Offsetting some of the current challenges within the retail environment, the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.0% of total 2010 consolidated revenues (Walmart at 5.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

     The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectability assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.
     The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall gross leasable area and, therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009).
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to the major tenant bankruptcies, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, was at 88.5% at March 31, 2010. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign a large number of new leases, with overall leasing spreads that continue to stabilize, as new leases and renewals have historically. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

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
     On November 18, 2009, the Company filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures since the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled for September 27, 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

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
New Accounting Standards
New Accounting Standards Implemented
Amendments to Consolidation of Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 810, Amendments to Consolidation of Variable Interest Entities (“ASC 810”), which was effective for fiscal years beginning after November 15, 2009, and introduced a more qualitative approach to evaluating Variable Interest Entities (“VIEs”) for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.

     The Company’s adoption of this standard resulted in the deconsolidation of one entity in which the Company has a 50% interest. The deconsolidated entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the deconsolidated entity at its carrying amount. The difference between the net amount removed from the balance sheet of the deconsolidated entity and the amount reflected Investments in and Advances to Joint Ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective when the Company first became involved with the deconsolidated entity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2010				December 31, 2009
		Weighted-Average	Weighted-Average			Weighted-Average	Weighted-Average
	Amount (Millions)	Maturity (Years)	Interest Rate	Percentage of Total	Amount (Millions)	Maturity (Years)	Interest Rate	Percentage of Total
Fixed-Rate Debt (A)	$3,797.8	3.4	5.9%	80.3%	$3,684.0	3.3	5.7%	71.1%
Variable-Rate Debt (A)	$933.1	1.7	1.7%	19.7%	$1,494.7	2.0	1.5%	28.9%

(A)	Adjusted to reflect the $400 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 5.0% at March 31, 2010.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	March 31, 2010				December 31, 2009
		Company’s				Company’s
	Joint Venture Debt	Proportionate Share	Weighted-Average	Weighted-Average	Joint Venture Debt	Proportionate Share	Weighted-Average	Weighted-Average
	(Millions)	(Millions)	Maturity (Years)	Interest Rate	(Millions)	(Millions)	Maturity (Years)	Interest Rate
Fixed-Rate Debt	$3,456.6	$735.1	4.5	6.0%	$3,807.2	$785.4	4.8	5.6%
Variable-Rate Debt	$695.3	$120.2	0.7	3.0%	$740.5	$131.6	0.6	3.0%
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
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2010 and December 31, 2009, the interest rate on the Company’s $400 million consolidated floating rate debt, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

     The fair value of the Company’s fixed-rate debt is adjusted to (i) include the $400 million that were swapped to a fixed rate at March 31, 2010 and December 31, 2009, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at March 31, 2010 and December 31, 2009, is summarized as follows (in millions):

	March 31, 2010					December 31, 2009
				100 Basis Point					100 Basis Point
				Increase in Market					Increase in Market
	Carrying Value	Fair Value		Interest Rates		Carrying Value	Fair Value		Interest Rates
Company’s fixed-rate debt	$3,797.8	$3,891.9	(A)	$3,766.8	(B)	$3,684.0	$3,672.1	(A)	$3,579.4	(B)
Company’s proportionate share of joint venture fixed-rate debt	$735.1	$693.3		$666.5		$785.4	$703.1		$681.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $12.0 and $15.4 million at March 31, 2010 and December 31, 2009, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $9.6 million and $12.2 million at March 31, 2010 and December 31, 2009, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at March 31, 2010 would result in an increase in interest expense of approximately $2.3 million for the Company and $0.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
     The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2010, the Company had no other material exposure to market risk.

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
     During the three-month period ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled for September 27, 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

ITEM 1A.	RISK FACTORS
     None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
	(a) Total		Shares Purchased as	Shares that May Yet
	number of shares		Part of Publicly	Be Purchased Under
	purchased	(b) Average Price	Announced Plans or	the Plans or
	(1)	Paid per Share	Programs	Programs
January 1 – 31, 2010	21,150	$8.89	—	—
February 1 – 28, 2010	13,754	10.11	—	—
March 1 – 31, 2010	38,555	12.84	—	—

Total	73,459	$11.19	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans with respect to outstanding shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
     None

ITEM 6. EXHIBITS
4.1	Tenth Supplemental Indenture dated as of March 19, 2010 by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

10.1	Separation Agreement and Release, dated January 26, 2010, by and between the Company and William H. Schafer

10.2	Promotion Grant Agreement, dated January 1, 2010, by and between Developers Diversified Realty Corporation and Daniel B. Hurwitz

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 7, 2010	/s/ David J. Oakes

(Date)	David J. Oakes, Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

May 7, 2010	/s/ Christa A. Vesy

(Date)	Christa A. Vesy, Senior Vice President and Chief Accounting
Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg. S-K Item	Form 10-Q		Incorporated Herein
601	Exhibit No.	Description	by Reference
4.1	4.1	Tenth Supplemental Indenture dated as of March 19, 2010 by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Filed herewith

10.1	10.1	Separation Agreement and Release, dated January 26, 2010, by and between the Company and William H. Schafer	Current Report on Form 8-K (filed with the SEC on January 26, 2010; Commission File No. 1-11690

10.2	10.2	Promotion Grant Agreement, dated January 1, 2010, by and between Developers Diversified Realty Corporation and Daniel B. Hurwitz	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith