Form 10-Q
period 2010-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2010-08-06
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 30, 2010, the registrant had 250,122,627 outstanding common shares, $0.10 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS — Unaudited

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Land	$1,932,469	$1,971,782
Buildings	5,593,976	5,694,659
Fixtures and tenant improvements	308,128	287,143

	7,834,573	7,953,584
Less: Accumulated depreciation	(1,403,028)	(1,332,534)

	6,431,545	6,621,050
Land held for development and construction in progress	796,093	858,900
Real estate held for sale, net	3,000	10,453

Total real estate assets, net — (variable interest entities $517.1 million at June 30, 2010)	7,230,638	7,490,403
Investments in and advances to joint ventures	415,829	420,541
Cash and cash equivalents	20,920	26,172
Restricted cash — (variable interest entities $21.0 million at June 30, 2010)	35,474	95,673
Notes receivable, net	60,547	74,997
Other assets, net — (variable interest entities $6.1 million at June 30, 2010)	288,535	318,820

	$8,051,943	$8,426,606

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,596,505	$1,689,841
Revolving credit facilities	649,844	775,028

	2,246,349	2,464,869
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness — (variable interest entities $231.6 million at June 30, 2010)	1,591,702	1,913,794

	2,391,702	2,713,794

Total indebtedness	4,638,051	5,178,663
Accounts payable and accrued expenses — (variable interest entities $15.5 million at June 30, 2010)	134,332	130,404
Dividends payable	11,969	10,985
Other liabilities	138,624	153,591

Total liabilities	4,922,976	5,473,643

Redeemable operating partnership units	627	627

Commitments and contingencies (Note 8)
Developers Diversified Realty Corporation Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 250,123,575 and 201,742,589 shares issued at June 30, 2010 and December 31, 2009, respectively	25,012	20,174
Paid-in-capital	3,756,218	3,374,528
Accumulated distributions in excess of net income	(1,248,469)	(1,098,661)
Deferred compensation obligation	12,874	17,838
Accumulated other comprehensive income	5,184	9,549
Less: Common shares in treasury at cost: 508,980 and 657,012 shares at June 30, 2010 and December 31, 2009, respectively	(11,877)	(15,866)
Non-controlling interests — (variable interest entities $23.6 million at June 30, 2010)	34,398	89,774

Total equity	3,128,340	2,952,336

	$8,051,943	$8,426,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues from operations:
Minimum rents	$135,869	$132,470
Percentage and overage rents	600	845
Recoveries from tenants	42,926	43,503
Ancillary and other property income	4,936	4,881
Management fees, development fees and other fee income	13,145	14,040
Other	4,540	1,737

	202,016	197,476

Rental operation expenses:
Operating and maintenance	37,197	33,626
Real estate taxes	26,517	26,168
Impairment charges	129,727	48,246
General and administrative	19,090	28,412
Depreciation and amortization	56,738	56,836

	269,269	193,288

Other income (expense):
Interest income	1,525	3,228
Interest expense	(59,692)	(57,765)
(Loss) gain on repurchase of senior notes	(1,090)	45,901
Gain (loss) on equity derivative instruments	21,527	(80,025)
Other expense, net	(11,850)	(6,656)

	(49,580)	(95,317)

Loss from continuing operations before equity in net loss of joint ventures, tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(116,833)	(91,129)
Impairment of joint ventures	—	(40,371)
Equity in net loss of joint ventures	(623)	(9,153)

Loss from continuing operations before tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(117,456)	(140,653)
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	3,590	(909)

Loss from continuing operations	(113,866)	(141,562)

Discontinued operations:
Loss from discontinued operations	(3,835)	(84,067)
Loss on disposition of real estate, net of tax	(4,057)	(36,023)

	(7,892)	(120,090)

Loss before gain on disposition of real estate	(121,758)	(261,652)
Gain on disposition of real estate, net of tax	592	648

Net loss	(121,166)	(261,004)
Loss attributable to non-controlling interests	34,591	34,419

Net loss attributable to DDR	$(86,575)	$(226,585)

Preferred dividends	10,567	10,567

Net loss attributable to DDR common shareholders	$(97,142)	$(237,152)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.37)	$(0.88)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.76)

Net loss attributable to DDR common shareholders	$(0.39)	$(1.64)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.37)	$(0.88)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.76)

Net loss attributable to DDR common shareholders	$(0.39)	$(1.64)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues from operations:
Minimum rents	$272,358	$268,126
Percentage and overage rents	2,720	3,274
Recoveries from tenants	90,232	89,843
Ancillary and other property income	9,898	9,797
Management fees, development fees and other fee income	27,161	28,502
Other	5,809	4,984

	408,178	404,526

Rental operation expenses:
Operating and maintenance	73,144	67,773
Real estate taxes	55,177	53,160
Impairment charges	131,777	55,551
General and administrative	42,366	47,583
Depreciation and amortization	113,531	116,076

	415,995	340,143

Other income (expense):
Interest income	2,855	6,256
Interest expense	(118,981)	(114,793)
Gain on repurchase of senior notes	—	118,479
Loss on equity derivative instruments	(3,340)	(80,025)
Other expense, net	(14,924)	(11,161)

	(134,390)	(81,244)

Loss from continuing operations before equity in net income (loss) of joint ventures, tax benefit of taxable REIT subsidiaries and state franchise and income taxes and (loss) gain on disposition of real estate, net of tax	(142,207)	(16,861)
Impairment of joint ventures	—	(40,371)
Equity in net income (loss) of joint ventures	1,023	(8,801)

Loss from continuing operations before tax benefit of taxable REIT subsidiaries and state franchise and income taxes and (loss) gain on disposition of real estate, net of tax	(141,184)	(66,033)
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes	2,574	127

Loss from continuing operations	(138,610)	(65,906)

Discontinued operations:
Loss from discontinued operations	(5,566)	(87,002)
Loss on disposition of real estate, net of tax	(3,491)	(24,416)

	(9,057)	(111,418)

Loss before (loss) gain on disposition of real estate	(147,667)	(177,324)
(Loss) gain on disposition of real estate, net of tax	(83)	1,096

Net loss	(147,750)	(176,228)
Loss attributable to non-controlling interests	36,928	37,044

Net loss attributable to DDR	$(110,822)	$(139,184)

Preferred dividends	21,134	21,134

Net loss attributable to DDR common shareholders	$(131,956)	$(160,318)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.53)	$(0.43)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.75)

Net loss attributable to DDR common shareholders	$(0.55)	$(1.18)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.53)	$(0.43)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.75)

Net loss attributable to DDR common shareholders	$(0.55)	$(1.18)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2010	2009
Net cash flow provided by operating activities:	$127,981	$139,879

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(75,804)	(113,647)
Equity contributions to joint ventures	(18,497)	(8,915)
Issuance of joint venture advances, net	(108)	(5,561)
Proceeds from sale and refinancing of joint venture interests	3,567	158
Return of investments in joint ventures	14,761	10,207
Issuance of notes receivable, net	(4,550)	(4,316)
Decrease (increase) in restricted cash	60,199	(1,011)
Proceeds from disposition of real estate	65,682	138,167

Net cash flow provided by investing activities:	45,250	15,082

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(113,007)	135,952
Repayment of senior notes	(389,924)	(456,918)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $400 in 2010	296,785	—
Proceeds from mortgage and other secured debt	4,327	319,389
Principal payments on mortgage debt	(325,278)	(182,839)
Payment of debt issuance costs	(2,309)	(2,783)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $1,400 and $524 in 2010 and 2009, respectively	382,755	52,966
Proceeds (payment) from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	90	(1,046)
Contributions from non-controlling interests	328	5,504
Return on investment non-controlling interests	(2,001)	(850)
Distributions to non-controlling interest and redeemable operating partnership units	(16)	(80)
Dividends paid	(30,153)	(23,914)

Net cash flow used for financing activities	(178,403)	(154,619)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(5,172)	342
Effect of exchange rate changes on cash and cash equivalents	(80)	(1,091)
Cash and cash equivalents, beginning of period	26,172	29,494

Cash and cash equivalents, end of period	$20,920	$28,745

Supplemental disclosure of non-cash investing and financing activities:
     At June 30, 2010, dividends payable were $12.0 million. As disclosed in Note 1, the Company deconsolidated one entity in connection with the adoption of ASC 810 effective January 1, 2010. This resulted in a reduction to Real Estate Assets, net of approximately $28.7 million, an increase to Investments in and Advances to Joint Ventures of approximately $8.4 million, a reduction in Non-controlling Interests of approximately $12.4 million and an increase to Accumulated Distributions in Excess of Net Income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable secured by a development project resulting in an increase to Real Estate Assets and a decrease to Notes Receivable of approximately $19.0 million. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2010.
     At June 30, 2009, dividends payable were $37.7 million of which $3.1 million was paid in cash in July 2009. The foregoing transaction did not provide for or require the use of cash for the six-month period ended June 30, 2009.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     Principles of Consolidation
     In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”) and issued Accounting Standards Codification No. 810, Amendments to Consolidation of Variable Interest Entities (“ASC 810”) and introduced a more qualitative approach to evaluating VIEs for consolidation. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven reassessments as previously required and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.
     The Company’s adoption of this standard resulted in the deconsolidation of one entity in which the Company has a 50% interest (“Deconsolidated Entity”). The Deconsolidated Entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the Deconsolidated Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Entity and the amount reflected in Investments in and Advances to Joint Ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective when the Company first became involved with the Deconsolidated Entity. The Company’s maximum exposure to loss at June 30, 2010 is equal to its investment in the Deconsolidated Entity of $12.4 million and certain future fees that may be earned by the Company.
     At June 30, 2010, the Company’s joint venture with EDT Retail Trust (formerly Macquarie DDR Trust, “MDT”), DDR MDT MV, owned the underlying real estate of 27 assets formerly occupied by Mervyns which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008 (“Mervyns Joint Venture”). DDR provides management, financing, expansion, re-tenanting and oversight services for this real estate investment. In connection with the recapitalization of MDT in June 2010, EDT Retail Trust assumed MDT’s 50% interest in the Mervyns Joint Venture. There were no changes to the terms of the Mervyns Joint Venture. The Company holds a 50% economic interest in DDR MDT MV, which is considered a VIE. The Company was determined to be the primary beneficiary due to related party considerations, as well as being the member determined to have a greater exposure to variability in expected losses as DDR is entitled to earn certain fees from the joint venture. All fees earned from the joint venture are eliminated in consolidation. The Company’s condensed consolidated balance sheet discloses the amounts relating to this entity aggregated with the Company’s other consolidated VIEs.

     Comprehensive Loss
     Comprehensive loss is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net loss	$(121,166)	$(261,004)	$(147,750)	$(176,228)
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	4,102	(1,501)	7,570	3,222
Amortization of interest-rate contracts	(61)	(93)	(154)	(186)
Foreign currency translation	(4,255)	19,103	(16,157)	23,437

Total other comprehensive (loss) income	(214)	17,509	(8,741)	26,473

Comprehensive loss	$(121,380)	$(243,495)	$(156,491)	$(149,755)
Comprehensive loss attributable to non-controlling interests	37,495	31,833	41,304	35,776

Total comprehensive loss attributable to DDR	$(83,885)	$(211,662)	$(115,187)	$(113,979)

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At June 30, 2010 and December 31, 2009, the Company had ownership interests in various unconsolidated joint ventures which owned 249 and 327 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2010	December 31, 2009
Condensed Combined Balance Sheets
Land	$1,616,270	$1,782,431
Buildings	4,846,362	5,207,234
Fixtures and tenant improvements	147,186	146,716

	6,609,818	7,136,381
Less: Accumulated depreciation	(670,233)	(636,897)

	5,939,585	6,499,484
Land held for development and construction in progress (A)	173,793	130,410

Real estate, net	6,113,378	6,629,894
Receivables, net	124,504	113,630
Leasehold interests	10,876	11,455
Other assets	309,325	342,192

	$6,558,083	$7,097,171

Mortgage debt	$4,047,156	$4,547,711
Notes and accrued interest payable to DDR	82,522	73,477
Other liabilities	202,523	194,065

	4,332,201	4,815,253
Accumulated equity	2,225,882	2,281,918

	$6,558,083	$7,097,171

Company’s share of accumulated equity	$474,398	$473,738

(A)	The Deconsolidated Entity (Note 1), was combined with the unconsolidated investments as of January 1, 2010.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Condensed Combined Statements of Operations
Revenues from operations	$170,347	$201,206	$340,440	$413,399

Operating expenses	71,124	76,104	137,237	157,672
Impairment charge	10,922	—	10,922	—
Depreciation and amortization	51,352	57,240	99,194	115,908
Interest expense	60,838	77,348	120,488	141,264

	194,236	210,692	367,841	414,844

Loss before income tax expense, other (expense) income, discontinued operations and gain (loss) on disposition of real estate	(23,889)	(9,486)	(27,401)	(1,445)
Income tax expense (primarily Sonae Sierra Brasil), net	(5,035)	(2,562)	(9,833)	(4,552)
Other (expense) income, net	—	(2,241)	—	9,437

(Loss) income from continuing operations	(28,924)	(14,289)	(37,234)	3,440
Discontinued operations:
Income (loss) from discontinued operations	674	(34,115)	885	(33,556)
Loss on disposition of real estate, net of tax (A)	(3,212)	(6,048)	(11,963)	(6,077)

	(2,538)	(40,163)	(11,078)	(39,633)

Loss before gain (loss) on disposition of real estate, net	(31,462)	(54,452)	(48,312)	(36,193)
Gain (loss) on disposition of real estate, net (B)	17	—	17	(26,741)

Net loss	$(31,445)	$(54,452)	$(48,295)	$(62,934)

Company’s share of equity in net loss of joint ventures (C)	$(1,824)	$(11,876)	$(164)	$(11,073)

(A)	For the six months ended June 30, 2010, loss on disposition of discontinued operations includes the sale of 24 properties by three separate unconsolidated joint ventures, of which 16 of those properties were sold during the first quarter of 2010. In the fourth quarter of 2009, these joint ventures recorded impairment charges aggregating $170.9 million related to certain of these asset sales. The Company’s proportionate share of the loss on sales approximated $1.3 million for the six-months ended June 30, 2010. No loss was recognized by the Company in the second quarter of 2010 as the investment basis of these assets had been previously reduced.

For the three- and six-month periods ended June 30, 2009, loss from discontinued operations consisted of the sale of four properties by two separate unconsolidated joint ventures resulting in a loss of $6.0 million of which the Company’s proportionate share was $1.4 million. The results for the six-month period also included the sale of an additional property by an unconsolidated joint venture resulting in a nominal loss.

(B)	In March 2009, a joint venture with Coventry transferred its interest in the Kansas City, Missouri project (Ward Parkway) to the lender. The joint venture recorded a loss of $26.7 million on the transfer, which is included in loss on disposition of real estate in the condensed combined statements of operations for the six months ended June 30, 2009. The Company recorded a $5.8 million loss in March 2009 related to the write-off of the book value of its equity investment, which is included within equity in net income (loss) of joint ventures in the condensed consolidated statements of operations.

(C)	The difference between the Company’s share of net loss, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. Adjustments to the Company’s share of joint venture net loss due to impairments, additional basis depreciation and basis differences in assets sold are reflected as follows for the three- and six-month periods ended (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Income, net	$1.2	$2.6	$1.2	$2.2
     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30,	December 31,
	2010	2009
Company’s share of accumulated equity	$474.4	$473.7
Basis differentials (A)	(139.0)	(123.5)
Deferred development fees, net of portion relating to the Company’s interest	(3.3)	(4.4)
Notes receivable from investments	1.2	1.2
Amounts payable to DDR	82.5	73.5

Investments in and advances to joint ventures	$415.8	$420.5

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.
     Service fees and income earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Management and other fees	$7.7	$12.1	$16.9	$24.3
Financing and other fees	0.2	0.2	0.2	0.6
Development fees and leasing commissions	2.0	1.7	3.7	3.7
Interest income	0.1	2.0	0.2	3.9

3. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$11,387	$15,556
Tenant relations, net	10,169	11,318

Total intangible assets (A)	21,556	26,874
Other assets:
Accounts receivable, net (B)	135,761	146,809
Deferred charges, net	30,221	33,162
Prepaids, deposits and other assets	100,997	111,975

Total other assets, net	$288,535	$318,820

(A)	The Company recorded amortization expense of $1.7 million for both of the three-month periods ended June 30, 2010 and 2009, and $3.4 million and $3.6 million for the six-month periods ended June 30, 2010 and 2009, respectively, related to these intangible assets. The amortization periods of the in-place leases and tenant relations are approximately two to 31 years and ten years, respectively.

(B)	Includes straight-line rent receivables, net, of $55.6 million and $54.9 million at June 30, 2010 and December 31, 2009, respectively.
4. REVOLVING CREDIT FACILITIES
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and has a maturity date of June 2011. The Company exercised its one-year extension option to extend the term in June 2010. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (-0.125% at June 30, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (0.75% at June 30, 2010). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2010. The Unsecured Credit Facility is used to temporarily finance redevelopment, development and acquisition of shopping center properties, to provide working capital and for general corporate purposes. The Unsecured Credit Facility also provides for an annual facility fee of 0.175% on the entire facility. At June 30, 2010, total borrowings under the Unsecured Credit Facility aggregated $615.3 million with a weighted average interest rate of 1.9%.

     The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”) (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2011. The Company exercised its one-year extension option to extend the term in June 2010. The PNC facility reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate plus a specified spread (0.125% at June 30, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.0% at June 30, 2010). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2010. At June 30, 2010, total borrowings under the PNC facility aggregated $34.5 million with a weighted average interest rate of 1.3%.
5. SENIOR NOTES
     During the three and six months ended June 30, 2010, the Company purchased approximately $100.7 million and $256.6 million aggregate principal amount of its outstanding senior unsecured notes, respectively, of which $66.4 million and $138.1 million related to the senior convertible notes, respectively. The amount of the gain or loss recognized by the Company relating to the purchases of the senior convertible notes is based on the difference between the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount and unamortized deferred financing fees. The Company recorded a write-off of $2.9 million and $5.9 million for the three- and six-month periods ended June 30, 2010, respectively, related to unamortized deferred financing costs and accretion related to the senior unsecured notes repurchased, which is included in (loss) gain on repurchase of senior notes in the condensed consolidated statements of operations.
6. MORTGAGES PAYABLE
     As disclosed in Note 1, the Company owns a 50% interest in the Mervyns Joint Venture, which is consolidated by the Company. In June 2010, the Mervyns Joint Venture received a notice of default from Midland Loan Services (“Midland”), the servicer for the non-recourse loan collateralizing all of the remaining former Mervyns stores due to the non-payment of required monthly debt service. The amount outstanding under this mortgage note payable was $179.8 million at June 30, 2010 and matures in October 2010. At June 30, 2010, the joint venture had $21.0 million of restricted cash that was applied to the outstanding mortgage balance in July 2010. The Mervyns Joint Venture and Midland have agreed to jointly request that the court appoint a third-party receiver to manage and liquidate the remaining former Mervyns stores.
7. FINANCIAL INSTRUMENTS
     Measurement of Fair Value
     At June 30, 2010, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
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
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions) which consists of interest rate swap agreements and marketable securities included in the Company’s elective deferred compensation plan that are included in other liabilities at June 30, 2010, measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurement at
	June 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$—	$7.8	$7.8
Marketable securities	$3.0	$—	$—	$3.0
     The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2009	$(15.4)
Total unrealized gain included in other comprehensive (loss) income	7.6

Balance of Level 3 at June 30, 2010	$(7.8)

     The unrealized gain of $7.6 million above included in other comprehensive (loss) income (“OCI”) is attributable to the net change in unrealized gains or losses relating to derivative liabilities that remain outstanding at June 30, 2010, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

     Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities
     The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.
     Notes Receivable and Advances to Affiliates
     The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes, excluding those that are fully reserved, was approximately $62.1 million and $74.6 million at June 30, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $63.2 million and $76.2 million, respectively. The carrying value of the tax increment financing bonds which was $12.7 million and $14.2 million at June 30, 2010 and December 31, 2009, respectively, approximated its fair value at June 30, 2010 and December 31, 2009. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
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
     Debt instruments at June 30, 2010 and December 31, 2009, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,596,505	$1,641,363	$1,689,841	$1,691,445
Revolving Credit Facilities and Term Debt	1,449,844	1,428,412	1,575,028	1,544,481
Mortgage payables and other indebtedness	1,591,702	1,588,735	1,913,794	1,875,187

	$4,638,051	$4,658,510	$5,178,663	$5,111,113

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
     The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company may use non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages currency exposure related to the net assets of its Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements.
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

Aggregate Notional
Amount	LIBOR Fixed
(in millions)	Rate	Maturity Date
$100	4.9%	September 2010
$100	4.8%	February 2012
     All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months, it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.4 million.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the forcasted variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. During the six-month periods ended June 30, 2010 and June 30, 2009, the amount of hedge ineffectiveness recorded was not material.

     The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, as follows (in millions):

Liability Derivatives
	June 30, 2010		December 31, 2009
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet
Hedging Instruments	Location	Value	Location	Fair Value
Interest rate products	Other liabilities	$7.8	Other liabilities	$15.4
     The effect of the Company’s derivative instruments on net loss is as follows (in millions):

Location of
Gain or
(Loss)
	Amount of Gain (Loss) Recognized				Reclassified	Amount of Gain Reclassified from
	in OCI on Derivatives (Effective				from	Accumulated OCI into Loss
	Portion)				Accumulated	(Effective Portion)
Derivatives	Three-Month		Six-Month		OCI into	Three-Month		Six-Month
in Cash	Periods Ended		Periods Ended		Loss	Periods Ended		Periods Ended
Flow	June 30		June 30		(Effective	June 30		June 30
Hedging	2010	2009	2010	2009	Portion)	2010	2009	2010	2009
Interest rate products	$4.1	$(4.3)	$7.6	$0.2	Interest expense	$0.1	$0.1	$0.2	$0.2
     The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.
     Credit-Risk-Related Contingent Features
     The Company has agreements with each of its swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its Swaps resulting in an acceleration of payment.
     Net Investment Hedges
     The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which exposes the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

     The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods		Six-Month Periods
Derivatives in Net Investment Hedging	Ended June 30		Ended June 30
Relationships	2010	2009	2010	2009
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$6.7	$(5.3)	$12.4	$(0.7)

Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$3.1	$(7.8)	$(0.2)	$(5.7)

     See discussion of equity derivative instruments in Note 9.
8. COMMITMENTS AND CONTINGENCIES
     Legal Matters
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by, Coventry Real Estate Advisors L.L.C., (collectively, the “Coventry II Fund”) through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled in September 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the Court of Appeals entered an order affirming the jury verdict. The Company is currently reviewing its options with regard to any further opportunities to appeal the verdict. Included in other liabilities on the condensed consolidated balance sheet at June 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest. An additional charge of approximately $2.7 million, net of tax, was recorded in the second quarter of 2010 relating to this matter.
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

9. EQUITY
     The following table summarizes the changes in equity since December 31, 2009 (in thousands):

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in-	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total
Balance, December 31, 2009	$555,000	$20,174	$3,374,528	$(1,098,661)	$17,838	$9,549	$(15,866)	$89,774	$2,952,336
Cumulative effect of adoption of a new accounting standard	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Issuance of common shares related to dividend reinvestment plan and director compensation	—	11	517	—	—	—	138	—	666
Issuance of common shares for cash offering	—	4,773	376,907	—	—	—	1,074	—	382,754
Contributions from non-controlling interests	—	—	—	—	—	—	—	328	328
Issuance of restricted stock	—	54	—	—	496	—	(822)	—	(272)
Vesting of restricted stock	—	—	3,029	—	(5,460)	—	3,599	—	1,168
Stock-based compensation	—	—	1,237	—	—	—	—	—	1,237
Dividends declared-common shares	—	—	—	(10,004)	—	—	—	—	(10,004)
Dividends declared-preferred shares	—	—	—	(21,134)	—	—	—	—	(21,134)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,016)	(2,016)
Comprehensive loss:
Net loss	—	—	—	(110,822)	—	—	—	(36,928)	(147,750)
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	—	—	—	—	—	7,570	—	—	7,570
Amortization of interest rate contracts	—	—	—	—		(154)	—	—	(154)
Foreign currency translation	—	—	—	—		(11,781)	—	(4,376)	(16,157)

Comprehensive loss	—	—	—	(110,822)	—	(4,365)	—	(41,304)	(156,491)

Balance, June 30, 2010	$555,000	$25,012	$3,756,218	$(1,248,469)	$12,874	$5,184	$(11,877)	$34,398	$3,128,340

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

     Equity Derivative Instruments — Otto Transaction
     In February 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) which provided for the issuance of common shares and warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to members of the Otto Family. The Company issued 32.9 million common shares to the Otto Family in two closings, May and September 2009. The purchase price for the common shares was subject to a downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from February 23, 2009 until the applicable closing date was less than $2.94 per share. The exercise price of the warrants is subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term. None of the warrants had been exercised as of June 30, 2010.
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
     The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the condensed consolidated balance sheet as follows (in millions):

Liability Derivatives
	June 30, 2010		December 31, 2009
Derivatives not Designated as	Balance Sheet	Fair	Balance Sheet
Hedging Instruments	Location	Value	Location	Fair Value
Warrants	Other liabilities	$59.4	Other liabilities	$56.1
     The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Three-Month Periods		Six-Month Periods
		Ended June 30,		Ended June 30,
Derivatives not Designated	Income Statement	2010	2009	2010	2009
as Hedging Instruments	Location	Gain (Loss)		Gain (Loss)
Warrants	Gain (loss) on equity derivative instruments	$21.5	$(10.3)	$(3.3)	$(10.3)
Equity forward — issued shares	Loss on equity derivative instruments	—	(69.7)	—	(69.7)
     The above gain or loss for the warrant contracts was derived principally from changes in the Company’s stock price from the date of issuance. The above loss for the equity forward was a result of the increase in the stock price through the date of issuance of the shares or June 30, 2009.

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

	Fair Value Measurement at
	June 30, 2010 (in millions)
	Level 1	Level 2	Level 3	Total
Warrants	$—	$—	$59.4	$59.4
     The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities as noted above having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity
Derivative
Instruments –
Liability
Balance of Level 3 at December 31, 2009	$(56.1)
Unrealized loss	(3.3)

Balance of Level 3 at June 30, 2010	$(59.4)

     Dividends
     Common share dividends declared were $0.02 and $0.04 per share for the three- and six-month periods ended June 30, 2010, which were paid in cash. The Company declared a common share dividend in both the first and second quarter of 2009 of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the first and second quarter of 2009 dividends, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash.

     Deferred Obligations
     Certain officers elected to have their deferred compensation distributed in 2010, which resulted in a reduction of the deferred obligation and corresponding increase to paid-in-capital of approximately $5.5 million.
10. OTHER REVENUES
     Other revenues were comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Lease termination fees	$3.0	$1.1	$3.6	$2.6
Financing fees	0.2	0.3	0.4	0.6
Other miscellaneous	1.3	0.3	1.8	1.8

	$4.5	$1.7	$5.8	$5.0

11. IMPAIRMENT CHARGES
     The Company recorded impairment charges during the three- and six-month periods ended June 30, 2010 and 2009, on the following consolidated assets and investments (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Assets formerly occupied by Mervyns (a)	$32.2	$43.3	$32.2	$43.3
Land held for development (b)	54.3	—	54.3	—
Undeveloped land (c)	4.9	0.4	4.9	0.4
Assets marketed for sale (c)	38.3	4.5	40.4	11.8

Impairments from continuing operations	$129.7	$48.2	$131.8	$55.5

Sold assets included in discontinued operations	3.2	83.9	4.2	87.5
Joint venture investments	—	40.4	—	40.4

Total impairment charges	$132.9	$172.5	$136.0	$183.4

(a)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations, for the three- and six-month periods ended June 30, 2010. The 2010 impairment charges were triggered in the three months ended June 30, 2010 primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment of these assets. See discussion of the default status of the joint venture’s mortgage note payable in Note 6.

The Company’s proportionate share of these impairments was $29.7 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations, for the three- and six-month periods ended June 30, 2009. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded in 2009 due to the Company’s then holding period assumptions and future investment plans for these assets.

(b)	Amounts reported in the second quarter of 2010 relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During the second quarter of 2010, the Company determined that it is no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(c)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale during the six months ended June 30, 2010. These assets were not classified as held for sale as of June 30, 2010, due to outstanding substantive contingencies associated with the respective contracts.
     Items Measured at Fair Value on a Non-Recurring Basis
     The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the six months ended June 30, 2010. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurement at June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets - held and used and held for sale	$—	$—	$217.0	$217.0	$136.0
12. DISCONTINUED OPERATIONS
     All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009. The Company has one asset considered held for sale at June 30, 2010. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three- and six-month periods ended June 30, 2010 and 2009, are 12 properties sold in 2010 (including one held for sale at December 31, 2009) and one property held for sale at June 30, 2010 aggregating 1.5 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. The balance sheet relating to the asset held for sale and the operating results relating to assets sold or designated as held for sale as of June 30, 2010, are as follows (in thousands):

June 30, 2010
Building	$4,623
Less: Accumulated depreciation	(1,623)

Total assets held for sale	$3,000

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues from operations	$459	$11,180	$1,655	$24,036

Operating expenses	426	4,449	1,244	8,946
Impairment charges	3,160	83,859	4,182	87,459
Interest, net	504	3,636	1,213	7,490
Depreciation and amortization of real estate investments	204	3,303	582	7,143

Total expenses	4,294	95,247	7,221	111,038

Loss before disposition of real estate	(3,835)	(84,067)	(5,566)	(87,002)
Loss on disposition of real estate, net	(4,057)	(36,023)	(3,491)	(24,416)

Net loss	$(7,892)	$(120,090)	$(9,057)	$(111,418)

13. TRANSACTIONS WITH RELATED PARTIES
     In May 2010, the Company repaid a $60 million collateralized loan, at par, with an affiliate of the Otto Family, which was included in mortgage and other secured indebtedness on the condensed consolidated balance sheet at December 31, 2009.
14. EARNINGS PER SHARE
     The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and Diluted Earnings:
Continuing Operations:
Loss from continuing operations	$(113,866)	$(141,562)	$(138,610)	$(65,906)
Plus: Gain (loss) on disposition of real estate	592	648	(83)	1,096
Plus: Loss attributable to non-controlling interests	31,843	25,173	34,069	27,578

Loss from continuing operations attributable to DDR	(81,431)	(115,741)	(104,624)	(37,232)
Less: Preferred share dividends	(10,567)	(10,567)	(21,134)	(21,134)

Basic and Diluted — Loss from continuing operations attributable to DDR common shareholders	(91,998)	(126,308)	(125,758)	(58,366)
Less: Earnings attributable to unvested shares and operating partnership units	(31)	(73)	(62)	(146)

Basic and Diluted — Loss from continuing operations	$(92,029)	(126,381)	$(125,820)	(58,512)

Discontinued Operations:
Loss from discontinued operations	(7,892)	(120,090)	(9,057)	(111,418)
Plus: Loss attributable to non-controlling interests	2,748	9,246	2,859	9,466

Basic and Diluted — Loss from discontinued operations	(5,144)	(110,844)	(6,198)	(101,952)

Net loss attributable to DDR common shareholders after allocation to participating securities	(97,173)	(237,225)	(132,018)	(160,464)

Number of Shares:
Basic and Diluted— Average shares outstanding	248,533	144,227	237,892	136,514

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.37)	$(0.88)	$(0.53)	$(0.43)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.76)	(0.02)	(0.75)

Net loss attributable to DDR common shareholders	$(0.39)	$(1.64)	$(0.55)	$(1.18)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.37)	$(0.88)	$(0.53)	$(0.43)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.76)	(0.02)	(0.75)

Net loss attributable to DDR common shareholders	$(0.39)	$(1.64)	$(0.55)	$(1.18)

     The following potentially dilutive securities are considered in the calculation of EPS as described below:
•	Options to purchase 3.4 million and 3.5 million common shares were outstanding at June 30, 2010 and 2009, respectively, all of which were anti-dilutive in the calculations at June 30, 2010 and 2009. Accordingly, the anti-dilutive options were excluded from the computations.

•	Shares subject to issuance under the Company’s value sharing equity program are not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2010, as the shares were considered anti-dilutive due to the Company’s net loss from continuing operations. There were no awards outstanding under this program at June 30, 2009.

•	The Company has excluded from its basic and diluted EPS for the three- and six-month periods ended June 30, 2010 warrants to purchase 5.0 million common shares issued in May 2009 and warrants to purchase 5.0 million common shares issued in September 2009 because the warrants were considered anti-dilutive due to the Company’s net loss from continuing operations.

•	The Company’s two issuances of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at June 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS for the three- and six-month periods ended June 30, 2010 and 2009, because the Company’s stock price did not exceed the conversion price of the conversion feature of the senior convertible notes in these periods and would therefore be anti-dilutive. In addition, the purchased option related to the senior convertible notes is not included in the computation of diluted EPS as the purchase option is anti-dilutive.
15. SEGMENT INFORMATION
     The Company has two reportable segments, shopping centers and other investments. Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under the applicable accounting standard.
     The following table summarizes the Company’s combined shopping and business center portfolios as of each balance sheet date:

	June 30,
	2010	2009
Shopping centers owned	581	682
Unconsolidated joint ventures	249	324
Consolidated joint ventures	29	35
States(A)	43	45
Business centers	6	6
States	4	4

(A)	In addition to Puerto Rico and Brazil.

     The tables below present information about the Company’s reportable segments (in thousands).

	Three-Month Period Ended June 30, 2010
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,205	$200,811			$202,016
Operating expenses	(496)	(192,945	) (A)		(193,441)

Net operating income	709	7,866			8,575
Unallocated expenses (B)				$(121,818)	(121,818)
Equity in net loss of joint ventures		(623)			(623)

Loss from continuing operations					$(113,866)

	Three-Month Period Ended June 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,285	$196,191			$197,476
Operating expenses	(894)	(107,146	) (A)		(108,040)

Net operating income	391	89,045			89,436
Unallocated expenses (B)				$(181,474)	(181,474)
Equity in net loss of joint ventures		(49,524)			(49,524)

Loss from continuing operations					$(141,562)

	Six-Month Period Ended June 30, 2010
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$2,653	$405,525			$408,178
Operating expenses	(1,264)	(258,834	) (A)		(260,098)

Net operating income	1,389	146,691			148,080
Unallocated expenses (B)				$(287,713)	(287,713)
Equity in net income of joint ventures		1,023			1,023

Loss from continuing operations					$(138,610)

Total real estate assets	$49,909	$8,583,757			$8,633,666

	Six-Month Period Ended June 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$2,808	$401,718			$404,526
Operating expenses	(1,433)	(175,051	) (A)		(176,484)

Net operating income	1,375	226,667			228,042
Unallocated expenses (B)				$(244,776)	(244,776)
Equity in net loss of joint ventures		(49,172)			(49,172)

Loss from continuing operations					$(65,906)

Total real estate assets	$49,485	$8,817,660			$8,867,145

(A)	Includes impairment charges of $129.7 million and $48.2 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $131.8 million and $55.6 million for the six-month periods ended June 30, 2010 and 2009, respectively.

(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
     In August 2010, the Company repaid $149.1 million of unsecured fixed-rate notes from borrowings on the Company’s Unsecured Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
     The Company is a self-administered and self-managed REIT, in the business of owning, managing and developing a portfolio of shopping centers. As of June 30, 2010, the Company’s portfolio consisted of 581 shopping centers and six business centers (including 249 shopping centers owned through unconsolidated joint ventures and 29 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2010, the Company owned and/or managed approximately 120.3 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 39 properties owned by a third party. The Company owns land in Canada and Russia at which development was deferred. At June 30, 2010, the aggregate occupancy of the Company’s shopping center portfolio was 86.6%, as compared to 87.4% at June 30, 2009. Excluding the impact of the Mervyns vacancy, the aggregate occupancy of the Company’s shopping center portfolio was 88.1% at June 30, 2010. The Company owned 682 shopping centers and six business centers at June 30, 2009. The average annualized base rent per occupied square foot was $12.96 at June 30, 2010, as compared to $12.52 at June 30 2009.
     Net loss applicable to DDR common shareholders for the three-month period ended June 30, 2010 was $97.1 million, or $0.39 per share (diluted and basic), compared to net loss applicable to DDR common shareholders of $237.2 million, or $1.64 per share (diluted and basic), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the six-month period ended June 30, 2010 was $132.0 million, or $0.55 per share (diluted and basic), compared to net loss applicable to DDR common shareholders of $160.3 million, or $1.18 per share (diluted and basic), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended June 30, 2010 was a loss of $32.8 million compared to a loss of $166.5 million for the three-month period ended June 30, 2009. FFO applicable to DDR common shareholders for the six-month period ended June 30, 2010 was a loss of $4.4 million compared to a loss of $26.5 million for the six-month period ended June 30, 2009. The decrease in the

FFO loss is primarily the result of a decrease in impairment-related charges and the equity derivative adjustment associated with the Otto investment in 2010.
Second quarter 2010 operating results
     The Company reduced consolidated outstanding indebtedness by nearly $92.9 million to $4.6 billion at June 30, 2010 through the use of the proceeds from asset sales and with a continued focus on improving the Company’s balance sheet to achieve its deleveraging goals. This quarter, the Company and its joint ventures generated $84.4 million of proceeds from the sale of non-Prime assets (Prime assets are considered those assets that the Company intends to hold for a long term and not offer for sale to a third party), as the Company continues to focus on pruning the portfolio of underperforming assets and enhancing the overall quality of its Prime portfolio. These assets included a dark Kmart, former Mervyns and Service Merchandise boxes and various small strips and outlots.
     The second quarter’s deleveraging initiatives included purchasing $100.7 million aggregate principal amount of the Company’s 2010, 2011 and 2012 unsecured notes on the open market at a cash discount to par of approximately $1.8 million. In addition, the Company continues to increase the size of its unencumbered asset pool by repaying mortgages at eight wholly-owned shopping centers. These assets can now benefit the Company’s unsecured lenders. The Company expects to continue the de-leveraging process in the remainder of 2010 and into 2011.
     This quarter, the Company exercised its option to extend the term of both of the Company’s Revolving Credit Facilities by one-year. The outstanding balance on the Revolving Credit Facilities at June 30, 2010 is less than half of the aggregate commitment, which supports the Company’s strategy to refinance these revolvers to smaller commitments than what is currently in place. Ongoing asset sales, increasing operating margins and the conservative dividend policy is expected to continue to lower the outstanding balances on the Revolving Credit Facilities. A smaller revolver should provide sufficient access to liquidity without requiring the Company to incur fees on excess capacity that it does not intend to utilize. The smaller capacity is also consistent with the Company’s intention to implement a longer-term financing strategy and shift away from a reliance on short-term debt.
     The number of tenant leases executed for the combined portfolio, including both new leases and renewals, remained strong during the second quarter. The Company is pleased with the level of activity and encouraged from both future occupancy and deal economics perspectives. Leasing in the junior anchor space has remained strong and can be attributed in part to retailers’ continued focus on achieving sales and profit growth through new-store openings. In addition, the lack of new supply is forcing retailers to reconsider quality locations in well positioned existing shopping centers. Retailers are continuing to show flexibility with their prototypes and have also introduced new concepts in an effort to grow revenue.
     While the Company’s view on the underlying risks inherent in the capital markets has not changed materially and its strategy remains firmly in place, the Company continues its focus on property level fundamentals which were consistent with expectations in the second quarter of 2010. The Company is astutely aware of the fragile state, volatility and unevenness of the current economic recovery. However, the Company believes that over the long-term, the Company’s disciplined strategy should prove to be prudent and allow for the Company to be prepared for any future challenges and opportunities the economic environment may present.
Results of Operations
Continuing Operations
     Shopping center properties owned as of January 1, 2009, but excluding properties under development/redevelopment and those classified in discontinued operations, are referred to herein as the “Core Portfolio Properties.”
Revenues from Operations (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Base and percentage rental revenues	$136,469	$133,315	$3,154	2.4%
Recoveries from tenants	42,926	43,503	(577)	(1.3)
Ancillary and other property income	4,936	4,881	55	1.1
Management fees, development fees and other fee income	13,145	14,040	(895)	(6.4)
Other	4,540	1,737	2,803	161.4

Total revenues	$202,016	$197,476	$4,540	2.3%

	Six-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Base and percentage rental revenues (A)	$275,078	$271,400	$3,678	1.4%
Recoveries from tenants (B)	90,232	89,843	389	0.4
Ancillary and other property income (C)	9,898	9,797	101	1.0
Management fees, development fees and other fee income (D)	27,161	28,502	(1,341)	(4.7)
Other (E)	5,809	4,984	825	16.6

Total revenues	$408,178	$404,526	$3,652	0.9%

(A)	The increase was due to the following (in millions):

Increase
Core Portfolio Properties	$(3.1)
Acquisition of real estate assets	5.3
Development/redevelopment of shopping center properties	1.5

$3.7

The decrease in Core Portfolio Properties is primarily attributable to the major tenant bankruptcies that occurred in the first quarter of 2009. These bankruptcies have also driven the current lower occupancy level as compared to the Company’s historical levels. The Company acquired three assets in the fourth quarter of 2009 contributing to the $5.3 million increase.

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, business center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Business Center
	Portfolio		Portfolio
	June 30,		June 30,
	2010	2009	2010	2009
Centers owned	581	682	6	6
Aggregate occupancy rate	86.6%	87.4%	72.3%	71.6%
Average annualized base rent per occupied square foot	$12.96	$12.52	$12.10	$12.30

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	June 30,		June 30,
	2010	2009	2010	2009
Centers owned	303	323	249	324
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	29	35
Aggregate occupancy rate	88.5%	90.0%	84.6%	85.2%
Average annualized base rent per occupied square foot	$11.91	$11.74	$14.24	$13.22

(B)	Recoveries were approximately 70.3% and 74.3% of operating expenses and real estate taxes including the impact of bad debt expense recognized for the six months ended June 30, 2010 and 2009, respectively. The decrease in the recovery percentage from tenants was primarily a result of an overall increase in bad debt expense. Bad debt expense was approximately 1.8% of total revenues in 2010 as compared to 1.4% in 2009.

(C)	Ancillary revenue opportunities have historically included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

(D)	Decreased primarily due to the following (in millions):

(Decrease)
Increase
Development fee income	$(0.1)
Leasing commissions	1.3
Decrease in management fee income primarily related to asset sales	(1.6)
Property and asset management fee income at various unconsolidated joint ventures	(0.9)

$(1.3)

(E)	Composed of the following (in millions):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009
Lease terminations	$3.0	$1.1	$3.6	$2.6
Financing fees	0.2	0.3	0.4	0.6
Other miscellaneous	1.3	0.3	1.8	1.8

	$4.5	$1.7	$5.8	$5.0

Expenses from Operations (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Operating and maintenance	$37,197	$33,626	$3,571	10.6%
Real estate taxes	26,517	26,168	349	1.3
Impairment charges	129,727	48,246	81,481	168.9
General and administrative	19,090	28,412	(9,322)	(32.8)
Depreciation and amortization	56,738	56,836	(98)	(0.2)

	$269,269	$193,288	$75,981	39.3%

	Six-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Operating and maintenance (A)	$73,144	$67,773	$5,371	7.9%
Real estate taxes (A)	55,177	53,160	2,017	3.8
Impairment charges (B)	131,777	55,551	76,226	137.2
General and administrative (C)	42,366	47,583	(5,217)	(11.0)
Depreciation and amortization (A)	113,531	116,076	(2,545)	(2.2)

	$415,995	$340,143	$75,852	22.3%

(A)	The changes for the six months ended June 30, 2010 compared to 2009, are due to the following (in millions):

	Operating
	and		Real Estate
	Maintenance		Taxes		Depreciation
Core Portfolio Properties	$1.6		$0.1	(1)	$(3.7	) (2)
Acquisitions of real estate assets	0.7		1.1		1.2
Development/redevelopment of shopping center properties	1.2		0.8		(1.0	) (2)
Business Center Properties	0.1		—		—
Provision for bad debt expense	1.8	(3)	—		—
Personal property	—		—		1.0

	$5.4		$2.0		$(2.5)

(1)	The Company is in the process of appealing numerous real estate tax charges given the current economic environment and increased vacancy resulting from tenant bankruptcies.

(2)	Primarily relates to accelerated depreciation and write offs in 2009 as a result of major tenant bankruptcies partially offset by additional assets placed in service in 2010.

(3)	The increase in bad debt expense as compared to the prior year relates to an increase in reserves associated with local tenants in litigation and bankruptcy.

(B)	The Company recorded impairment charges during the three- and six-month periods ended June 30, 2010 and 2009, on the following consolidated assets and investments (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Assets formerly occupied by Mervyns (1)	$32.2	$43.3	$32.2	$43.3
Land held for development (2)	54.3	—	54.3	—
Undeveloped land (3)	4.9	0.4	4.9	0.4
Assets marketed for sale (3)	38.3	4.5	40.4	11.8

Impairments from continuing operations	$129.7	$48.2	$131.8	$55.5

Sold assets included in discontinued operations	3.2	83.9	4.2	87.5
Joint venture investments	—	40.4	—	40.4

Total impairment charges	$132.9	$172.5	$136.0	$183.4

(1)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations, for the three- and six-month periods ended June 30, 2010. The 2010 impairment charges were triggered primarily due to a change in the Company’s holding period assumptions for this substanitally vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment of these assets. (See discussion of the default status of the joint venture’s mortgage note payable in Liquidity and Capital Resources.)

The Company’s proportionate share of these impairments was $29.7 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations, for the three- and six-month periods ended June 30, 2009. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded in 2009 due to the Company’s then holding period assumptions and future investment plans for these assets.

(2)	Amounts reported in 2010 relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During the second quarter of 2010, the Company determined that it is no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third party investors or lending institutions.

(3)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale during the six months ended June 30, 2010. These assets were not classified as held for sale as of June 30, 2010, due to outstanding substantive contingencies associated with the respective contracts.

(C)	Total general and administrative expenses were approximately 5.1% and 5.4% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the six-month periods ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company incurred a $2.1 million separation charge relating to the departure of an executive officer. In 2009, the Company recorded an accelerated non-cash charge of approximately $10.5 million related to certain equity awards as a result of the Company’s shareholders approving a potential change in control. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.
Other Income and Expenses (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Interest income	$1,525	$3,228	$(1,703)	(52.8)%
Interest expense	(59,692)	(57,765)	(1,927)	3.3
(Loss) gain on repurchase of senior notes	(1,090)	45,901	(46,991)	(102.4)
Gain (loss) on equity derivative instruments	21,527	(80,025)	101,552	(126.9)
Other expense, net	(11,850)	(6,656)	(5,194)	78.0

	$(49,580)	$(95,317)	$45,737	(48.0)%

	Six-Month Periods Ended
	June 30,
	2010	2009	$ Change	% Change
Interest income (A)	$2,855	$6,256	$(3,401)	(54.4)%
Interest expense (B)	(118,981)	(114,793)	(4,188)	3.6
Gain on repurchase of senior notes (C)	—	118,479	(118,479)	(100.0)
Loss on equity derivative instruments (D)	(3,340)	(80,025)	76,685	(95.8)
Other expense, net (E)	(14,924)	(11,161)	(3,763)	33.7

	$(134,390)	$(81,244)	$(53,146)	65.4%

(A)	Decreased primarily due to interest earned from mortgage receivables, which aggregated $110.7 million and $121.0 million at June 30, 2010 and 2009, respectively. In the fourth quarter of 2009, the Company established a full reserve on an advance to an affiliate of $66.9 million and ceased the recognition of interest income. The Company recorded $3.7 million of interest income for the six-month period ended June 30, 2009 relating to this advance.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Six-Month Periods Ended
	June 30,
	2010	2009
Weighted-average debt outstanding (in billions)	$4.8	$5.7
Weighted-average interest rate	5.0%	4.5%

	At June 30,
	2010	2009
Weighted-average interest rate	4.6%	4.2%

The increase in 2010 interest expense is primarily due to an increase in short-term interest rates partially offset by a reduction in outstanding debt. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $3.2 million and $6.3 million for the three and six months ended June 30, 2010, respectively, as compared to

$5.8 million and $11.6 million for the respective periods in 2009. Because the Company has suspended certain construction activities, the amount of capitalized interest has significantly decreased in 2010.

(C)	Relates to the Company’s purchase of approximately $256.6 million and $376.2 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a net discount to par during the six months ended June 30, 2010 and 2009, respectively. Approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased at par in March 2010 occurred through a cash tender offer. The Company recorded $5.9 million and $17.0 million during the six months ended June 30, 2010 and 2009, respectively, related to the required write-off of unamortized deferred financing costs and accretion related to the senior unsecured notes repurchased for the six months ended June 30, 2010 and 2009, respectively.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The magnitude of the charge recognized primarily relates to the difference between the closing trading value of the Company’s common shares from January 1, 2010 to June 30, 2010 and April 9, 2009 through the date of issuance or June 30, 2009.

(E)	Other (expenses) income were comprised of the following (in millions):

	Six-Month Period
	Ended June 30,
	2010	2009
Litigation-related expenses (1)	$(10.0)	$(3.7)
Debt extinguishment costs	(4.0)	—
Note receivable reserve	0.1	(5.4)
Sale of MDT units	—	(0.8)
Abandoned projects and other expenses	(1.0)	(1.3)

	$(14.9)	$(11.2)

(1)	Increase primarily relates to an increase in a reserve of $5.1 million in the second quarter of 2010 relating to a legal matter involving a property in Long Beach, California (See discussion in Economic Conditions – Legal Matters).
Other items (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Equity in net loss of joint ventures	$(623)	$(9,153)	$8,530	(93.2)%
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	3,590	(909)	4,499	(494.9)

	Six-Month Periods Ended
	June 30,
	2010	2009	$ Change	% Change
Equity in net income (loss) of joint ventures (A)	$1,023	$(8,801)	$9,824	(111.6)%
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes (B)	2,574	127	2,447	1,926.8

(A)	A summary of the increase in equity in net income of joint ventures for the six months ended June 30, 2010, is composed of the following (in millions):

(Decrease)
Increase
Decrease in income from existing joint ventures (1)	$(0.6)
Coventry II Fund investments (2)	7.5
Disposition of joint venture assets (3)	2.9

$9.8

(1)	Net decrease in income from several joint ventures due in part to change in tenant mix.

(2)	Primarily related to the losses from Coventry II investments recorded in 2009. As the Company wrote off its basis in certain of these investments in 2009, and it has no intention or obligation to fund any additional losses, no additional losses were recorded in 2010 (see Coventry II Fund discussion in Off Balance Sheet Arrangements below).

(3)	Primarily related to a decrease in impairments and losses from joint ventures sold prior to January 1, 2010.

(B)	Primarily a result of a change in the net taxable income position in 2010 of the Company’s wholly-owned taxable REIT subsidiary and certain state tax refunds.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended
	June 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations (A)	$(3,835)	$(84,067)	$80,232	(95.4)%
Loss on disposition of real estate, net of tax	(4,057)	(36,023)	31,966	(88.7)

	$(7,892)	$(120,090)	$112,198	(93.4)%

	Six-Month Periods
	Ended
	June 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations (A)	$(5,566)	$(87,002)	$81,436	(93.6)%
Loss on disposition of real estate, net of tax	(3,491)	(24,416)	20,925	(85.7)

	$(9,057)	$(111,418)	$102,361	(91.9)%

(A)	Included in discontinued operations for the six months ended June 30, 2010 and 2009, are 12 properties in 2010 (including one property classified as held for sale at June 30, 2010) aggregating 1.5 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. In addition, included in the reported loss for the six months ended June 30, 2010 and 2009, is $4.2 million and $87.5 million, respectively, of impairment charges triggered by the sale of the related assets.

     (Loss) gain on Disposition of Real Estate (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Gain on disposition of real estate, net (A)	$592	$648	$(56)	(8.6)%

	Six-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
(Loss) gain on disposition of real estate, net (A)	$(83)	$1,096	$(1,179)	(107.6)%

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Land sales (1)	$0.3	$—	$0.3	$—
Previously deferred gains and other gains and losses on dispositions (1) (2)	0.3	0.6	(0.4)	1.1

	$0.6	$0.6	$(0.1)	$1.1

(1)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(2)	These gains and losses are primarily attributable to the subsequent leasing of units subject to master leases and other obligations originally established on disposed properties, which are no longer required.
Non-controlling interests (in thousands)

	For the Three Months
	Ended June 30,
	2010	2009	$ Change	% Change
Non-controlling interests	$34,591	$34,419	$172	0.5%

	For the Six Months
	Ended June 30,
	2010	2009	$ Change	% Change
Non-controlling interests (A)	$36,928	$37,044	$(116)	(0.3)%

(A)	Includes the following (in millions):

(Increase)
Decrease
DDR MDT MV (owned approximately 50% by the Company) (1)	$(12.8)
Other non-controlling interests (2)	12.6
Decrease in the quarterly distribution to operating partnership unit investments	0.1

$(0.1)

(1)	The consolidated joint venture owns real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The increase is primarily a result of the decrease in the amount of impairment charges recorded in 2010 as compared to 2009. The non-controlling interest’s share of impairment charges was approximately $18.8 million for the six-month period ended June 30, 2010 as compared to $31.3 million for the six-month period ended June 30, 2009, including discontinued operations.

(2)	The decrease is a result of the non-controlling interest’s share of impairment chares recorded in the second quarter of 2010 related to land held for development in Togliatti and Yaroslavl, Russia.
Net Loss (in thousands)

	Three-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Net loss attributable to DDR	$(86,575)	$(226,585)	$140,010	(61.8)%

	Six-Month Periods
	Ended June 30,
	2010	2009	$ Change	% Change
Net loss attributable to DDR	$(110,822)	$(139,184)	$28,362	(20.4)%

     The decrease in net loss attributable to DDR for the three and six months ended June 30, 2010 as compared to 2009, is primarily the result of a decrease in impairment-related charges including discontinued operations and the equity derivative adjustment associated with the Otto investment in 2010.
     A summary of changes in 2010 as compared to 2009 is as follows (in millions):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30,	June 30,
Increase (decrease) in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$0.6	$(3.5)
Increase in impairment charges	(81.5)	(76.2)
Decrease in general and administrative expenses	9.3	5.2
Decrease in depreciation expense	0.1	2.5
Decrease in interest income	(1.7)	(3.4)
Increase in interest expense	(1.9)	(4.2)
Decrease in gain on repurchase of senior notes	(47.0)	(118.5)
Decrease in loss on equity derivative instruments	101.6	76.7
Change in other expense	(5.2)	(3.8)
Decrease in equity in net loss of joint ventures	8.5	9.8
Decrease in impairment of joint venture investments	40.4	40.4
Change in income tax (expense) benefit	4.5	2.4
Decrease in loss from discontinued operations	80.2	81.4
Increase in net gain on disposition of real estate of discontinued operations properties	32.0	20.9
Increase in net loss on disposition of real estate	(0.1)	(1.2)
Change in non-controlling interests	0.2	(0.1)

Decrease in net loss attributable to DDR	$140.0	$28.4

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
     FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.
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
     For the three-month period ended June 30, 2010, FFO applicable to DDR common shareholders was a loss of $32.8 million, as compared to a loss of $166.5 million for the same period in 2009. For the six-month period ended June 30, 2010, FFO applicable to DDR common shareholders was a loss of $4.4 million, as compared to a loss of $26.5 million for the same period in 2009. The decrease in FFO for the six-month period ended June 30, 2010, is primarily the result of a decrease in impairment-related charges and the equity derivative adjustment associated with the Otto investment in 2010.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss applicable to DDR common shareholders (A)	$(97,142)	$(237,152)	$(131,956)	$(160,318)
Depreciation and amortization of real estate investments	54,148	57,565	108,742	118,601
Equity in net loss (income) of joint ventures	623	9,153	(1,023)	8,374
Joint ventures’ FFO (B)	10,307	3,809	21,862	18,968
Non-controlling interests (OP Units)	8	80	16	159
(Gain) loss on disposition of depreciable real estate (C)	(788)	60	(2,055)	(12,274)

FFO applicable to DDR common shareholders	(32,844)	(166,485)	(4,414)	(26,490)
Preferred dividends	10,567	10,567	21,134	21,134

Total FFO	$(22,277)	$(155,918)	$16,720	$(5,356)

(A)	Includes straight-line rental revenue of approximately $0.3 million and $0.4 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $1.3 million and $1.4 million for the six-month periods ended June 30, 2010 and 2009, respectively. In addition, includes straight-line ground rent expense of approximately $0.5 million and $0.4 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $1.0 and $0.8 million for the six-month periods ended June 30, 2010 and 2009, respectively (including discontinued operations).

(B)	At June 30, 2010 and 2009, the Company owned unconsolidated joint venture interests relating to 249 and 324 operating shopping center properties, respectively.

Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss (1)	$(31,445)	$(54,452)	$(48,295)	$(62,934)
Loss on sale of real estate	(47)	—	(47)	—
Depreciation and amortization of real estate investments	51,688	62,947	102,001	127,037

	$20,196	$8,495	$53,659	$64,103

DDR ownership interests (2)	$10,307	$3,809	$21,862	$18,968

(1)	Revenues for the three- and six-month periods includes the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Straight-line rents	$0.9	$0.9	$2.1	$1.7
DDR’s proportionate share	0.1	0.1	0.3	0.1

(2)	Adjustments to the Company’s share of joint venture equity in net loss is related primarily to differences impacting amortization and depreciation, impairment charges and (loss) gain on dispositions as follows:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Income, net	$1.2	$2.6	$1.2	$2.2

(C)	The amount reflected as (gain) loss on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the six-month period ended June 30, 2010, the Company recorded $0.3 million of gain on land sales. There were no gains on land sales during the three- and six-month periods ended June 30, 2009.
     FFO excluding the net non-operating charges detailed below, or Operating FFO, is useful to investors as the Company removes these net charges to analyze the results of its operations and assess performance of the core operating real estate portfolio.
     The Company incurred non-operating charges and gains for the three months ended June 30, 2010 and 2009, aggregating $97.8 million and $240.0 million, respectively, and for the six months ended June 30, 2010 and 2009, aggregating $134.6 million and $187.8 million, respectively, summarized as follows (in millions):

	For the Three-Month		For the Six-Month
	Periods Ended June 30,		Periods Ended June 30,
	2010	2009	2010	2009
Impairment charges – consolidated assets	$129.7	$48.2	$131.8	$55.6
Less portion of impairment charges allocated to non-controlling interests	(31.2)	(31.3)	(31.2)	(31.1)
Executive separation charge	—	—	2.1	—
Loss (gain) on debt retirement	1.1	(45.9)	—	(118.5)
(Gain) loss on equity derivative instruments related to Otto investment	(21.5)	80.0	3.3	80.0
Litigation expenditures, debt extinguishment costs and other expenses	9.1	6.9	12.1	10.8
Loss on asset sales and impairment charges – equity method investments	2.0	11.4	3.3	10.0
Consolidated impairment charges and loss on sales – discontinued operations	6.9	119.9	9.4	123.6
FFO associated with Mervyns joint venture, net of non-controlling interest	1.7	—	3.8	—
Change-in-control compensation charge	—	10.5	—	10.5
Impairment charges on equity method investments	—	40.3	—	46.9

Total non-operating items	$97.8	$240.0	$134.6	$187.8
FFO attributable to DDR common shareholders	(32.8)	(166.5)	(4.4)	(26.5)

Operating FFO attributable to DDR common shareholders	$65.0	$73.5	$130.2	$161.3

     During 2008, due to the volatility and volume of significant and unusual accounting charges and gains recorded in the Company’s operating results, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net loss determined in accordance with GAAP as well as FFO. The Company believes that FFO excluding the non-operating charges and gains detailed above, or Operating FFO, along with reported GAAP measures, enables management to analyze the results of its operations and assess the performance of its operating real estate and also may be useful to investors. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.
     Operating FFO is a non-GAAP financial measure and, as described above, its use combined with the required primary GAAP presentations, has been beneficial to management in improving the understanding of the Company’s operating results among the investing public and making comparisons of other REITs’ operating results to the Company’s more meaningful. The adjustments above may not be comparable to how other REITs or real estate companies calculate their results of operations and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO.
     Operating FFO has the same limitations as FFO as described above and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s performance. Operating FFO does not represent cash generated from operating activities determined in accordance with GAAP, and is not a measure of liquidity or an indicator of the

Company’s ability to make cash distributions. The Company believes that to further understand its performance, Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in its condensed consolidated financial statements.
Liquidity and Capital Resources
     Economic events, including failures and near-failures of a number of large financial services companies, have made the capital markets more volatile. The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company.
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2011. The Company also maintains a $75 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2011. The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its subsidiaries (i.e. entities in which the Company has a greater than 50% interest) to pay when due any indebtedness (including non-recourse obligations) in excess of $50 million. In the event the Company’s lenders declare a default, as defined in the applicable loan documentation, this could result in the Company’s inability to obtain further funding and/or an acceleration of any outstanding borrowings.
     As of June 30, 2010, the Company was in compliance with all of its financial covenants. However, due to the economic environment, the Company has less financial flexibility than desired. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants for the remainder of 2010 and beyond. If there is a continued decline in the retail and real estate industries and a decline in consumer spending and/or the Company is unable to successfully execute its plans, the Company could violate these covenants, and as a result may be subject to higher finance costs and fees and/or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.
     The Revolving Credit Facilities mature in June 2011, as the Company exercised a one-year extension option in June 2010. The Company is currently in discussions with the participating banks as well as several other banks that have expressed interest in participating in the upcoming renewal of its Revolving Credit Facilities. It is expected that the size of these Revolving Credit Facilities will be reduced. The Company intends to continue implementing a longer-term financing strategy and reduce its reliance on short-term debt. The Company believes its renewed the Revolving Credit Facilities should be appropriately sized for the Company’s liquidity strategy. There can be no assurances that the Company will be able to successfully consummate a renewal of its Revolving Credit Facilties.
     At June 30, 2010, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(0.650)
Unfunded Lehman Brothers Holdings Commitment	(0.008)
Letters of credit	(0.020)

Amount Available	$0.647

     As of June 30, 2010, the Company had cash and line of credit availability aggregating approximately $0.7 billion. As of June 30, 2010, the Company also had unencumbered consolidated operating properties generating approximately $133.9 million of net operating income as calculated pursuant to the Company’s loan agreements for the six months ended June 30, 2010, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements.
     The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2010 and beyond. Over the past 12 months the Company has already implemented several steps integral to the successful execution of its capital raising plans through a combination of retained capital, the issuance of common shares, debt financing and refinancing, and asset sales.
     Although the Company has made considerable progress over the past 18 months implementing the steps to address its objectives of reducing leverage, improving liquidity, continuing to comply with its covenants and repaying obligations as they become due, certain transactions may not close as anticipated or at all and, therefore, there can be no assurances that the Company will be able to execute these plans, which could adversely impact the Company’s operations, including its ability to remain compliant with its covenants.
     Part of the Company’s overall strategy includes addressing debt maturing in 2010 and years following. As part of this strategy, in February 2010, the Company issued approximately 42.9 million of its common shares in an underwritten offering for net proceeds of approximately $338.1 million. In January 2010, the Company also sold approximately 5.0 million of its common shares through its continuous equity program, generating gross proceeds of approximately $46.1 million. In the first six months of 2010, the Company purchased approximately $256.6 million aggregate principal amount of its outstanding senior unsecured notes which includes the repurchase of $83.1 million aggregate principal amount of outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. In March 2010, the Company issued $300 million aggregate principal amount of its 7.5% senior unsecured notes due April 2017. Substantially all of the proceeds from these offerings were used to repay debt with shorter-term maturities and to repay amounts outstanding on the Revolving Credit Facilities.
     The Company has been very focused on balancing the amount and timing of its debt maturities. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives. However, these alternatives may materially affect its expected financial results as interest rates on replacement financing will likely be higher than current rates. Although the credit environment has become more challenging since late 2008, the Company continues to pursue opportunities in the unsecured debt market as well with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The approval process from the lenders is often slow, but lenders are continuing to execute financing agreements. While pricing and loan-to-value ratios remain dependent on specific deal terms, in general, pricing spreads have declined and loan-to-values ratios are lower than historic norms but better than the past year. Moreover, the Company continues to look beyond 2010 to ensure that it continues to execute its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.
     At June 30, 2010, the Company’s consolidated 2010 debt maturities consist of $149.1 million aggregate principal amount of unsecured notes that were repaid at maturity in August 2010 and $199.7 million of consolidated mortgage debt (of which the Company’s proportionate share is $105.4 million). The Company has one wholly-owned maturity of $11.1 million due in November 2010 that is expected to be repaid at maturity by utilizing the availability on its Revolving Credit Facilities. Approximately $179.8 million of the $199.7 million consolidated mortgage debt maturing this year relates to the 50% owned joint venture that owns the assets formerly occupied by Mervyns (see discussion below) of which the Company’s proportionate share is $89.9 million. The remaining $8.8 million of the consolidated mortgage debt maturing in 2010 (of which the Company’s proportionate share is $4.4 million) is attributable to a consolidated joint venture in Terrell, Texas.
     At June 30, 2010, the Company’s unconsolidated joint venture mortgage debt maturing in 2010 was $543.6 million (of which the Company’s proportionate share is $145.1 million). Of this amount, $339.4 million (of which the Company’s proportionate share is $60.0 million) is attributable to the Coventry II Fund assets (see Coventry II Fund discussion below) that all have matured and two of which are in default as of August 6, 2010. At June 30, 2010, the remainder of the Company’s unconsolidated joint venture mortgage debt maturing in 2010 aggregated $204.2 million, of which the Company’s proportionate share is approximately $85.1 million. Most of these loans are in the process of being refinanced or extended.
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
     As of June 30, 2010, the Company’s joint venture with EDT Retail Trust (formerly Macquarie DDR Trust, “MDT”), DDR MDT MV, owned the underlying real estate of 27 assets formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008 (“Mervyns Joint Venture”). The Company owns a 50% interest in the Mervyns Joint Venture, which is consolidated by the Company. In June 2010, the Mervyns Joint Venture received a notice of default from Midland Loan Services (“Midland”), the servicer for the non-recourse loan encumbering all of the remaining former Mervyns stores due to the non-payment of required monthly debt service. The amount outstanding under this mortgage note payable was $179.8 million at June 30, 2010 and matures in October 2010. At June 30, 2010, the joint venture had $21.0 million of restricted cash that was applied to the outstanding mortgage balance in July 2010. The Mervyns Joint Venture and Midland have agreed to jointly request that the court appoint a third-party receiver to manage and liquidate the remaining former Mervyns stores.
     During the second quarter of 2010, the Company changed its holding period assumptions for this primarily vacant portfolio as it was no longer committed to providing any additional capital. This triggered the recording of consolidated impairment charges of approximately $37.6 million on the Mervyns Joint Venture assets of which the Company’s proportionate share is $16.5 million adjusting for the allocation of loss to the non-controlling interest. Further, the Company has made a preliminary determination of what it believes is the accounting impact of the appointment of a third-party receiver of this portfolio. Once this event occurs, the Company believes the Mervyns Joint Venture would no longer have the ability to direct the activities that most significantly impact the performance of the entity. As a result, the Company expects that the assets and obligations of the Mervyns Joint Venture will no longer be consolidated in its consolidated balance sheets and operations of the Company.
Cash Flow Activity
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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended
	June 30,
	2010	2009
Cash flow provided by operating activities	$127,981	$139,879
Cash flow provided by investing activities	45,250	15,082
Cash flow used for financing activities	(178,403)	(154,619)
     Operating Activities: The decrease in cash flow from operating activities in the six months ended June 30, 2010 as compared to the same period in 2009, was primarily due to the impact of asset sales.
     Investing Activities: The change in cash flow from investing activities for the six months ended June 30, 2010 as compared to the same period in 2009, was primarily due to a reduction in capital expenditure spending for redevelopment and ground-up development projects as well as the release of restricted cash offset by a reduction in proceeds from disposition of real estate.
     Financing Activities: The change in cash used for financing activities for each of the six months ended June 30, 2010 as compared to the same period in 2009, is primarily due to an increase in debt repurchases and repayments partially offset by proceeds from the issuance of common shares and senior notes.
     The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $31.1 million for the six months ended June 30, 2010, as compared to $77.7 million of dividends paid in a combination of cash and the Company’s shares for the same period in 2009. Accordingly, federal income taxes have not been incurred by the Company thus far during 2010.
     The Company declared a quarterly dividend of $0.02 per common share for the first and second quarters of 2010. The Company will continue to monitor the 2010 dividend policy and provide for adjustments, as determined to be in the best interests of the Company and its shareholders, to maximize the Company’s free cash flow while still adhering to REIT payout requirements.
Sources and Uses of Capital
Dispositions
     The Company sold 12 consolidated properties, aggregating 1.4 million square feet, for the six months ended June 30, 2010, generating gross proceeds of $68.0 million and recorded an aggregate loss on disposition of approximately $3.5 million. Three separate joint ventures sold 24 properties, aggregating 4.3 million square feet through June 30, 2010, generating gross proceeds of $468.4 million. The Company’s proportionate share of the aggregate loss recorded by these joint ventures was approximately $1.3 million.
     As part of the Company’s deleveraging strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and smaller shopping centers with limited opportunity for growth. For certain real estate assets for which the Company has entered into agreements that are subject to contingencies, including contracts executed subsequent to June 30, 2010, a loss of approximately $15 million could be recorded if all such sales were consummated on the terms currently being negotiated. Given the current state of the financial markets and the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on these assets at June 30, 2010 as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
     In 2010, the Company expects to expend an aggregate of approximately $84.9 million, net, of which approximately $51.9 million, net, was spent through June 30, 2010, before considering sales proceeds, to develop, expand, improve and re-tenant various consolidated properties.
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
     The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At June 30, 2010, approximately $174.9 million of costs had been incurred in relation to these projects. The Company is also currently expanding/redeveloping a wholly-owned shopping center in Miami (Plantation), Florida, at a projected aggregate net cost of approximately $49.9 million. At June 30, 2010, approximately $29.5 million of costs had been incurred in relation to this redevelopment project.
     At June 30, 2010, the Company has approximately $533.2 million of recorded costs related to land and projects under development, for which active construction has ceased. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value. However, if the Company was to dispose of certain of these assets in the current market, the Company would likely incur a loss, which could be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows is less than the asset’s carrying value.
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
     The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

			Company-
	Effective		Owned Square
Unconsolidated Real Estate	Ownership		Feet	Total Debt
Ventures	Percentage (A)	Assets Owned	(Thousands)	(Millions)
DDRTC Core Retail Fund LLC	15.0%	50 shopping centers in several states	12,161	$1,233.8
Domestic Retail Fund	20.0%	63 shopping centers in several states	8,279	966.2
Sonae Sierra Brasil BV Sarl	47.8%	Ten shopping centers and a management company in Brazil	3,787	90.1
DDR – SAU Retail Fund	20.0%	29 shopping centers in several states	2,377	226.2

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
Funding for Joint Ventures
     In connection with the development of shopping centers owned by certain affiliates and for which the Company is the development manager, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $4.7 million at June 30, 2010. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.0 million at June 30, 2010, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company has advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrues interest at the greater of LIBOR plus 700 basis points or 12%, and has a default rate of 16% and an initial maturity of July 2011. The Company established a reserve for the full amount recorded related to this advance in 2009 (see Coventry II Fund discussion below).

Coventry II Fund
     At June 30, 2010, Coventry Real Estate Advisors L.L.C. sponsored, and its affiliate served as managing member of, Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”), which along with the Company, through a series of joint ventures, owned nine value-added retail properties and 39 sites formerly occupied by Service Merchandise. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with the Coventry Real Estate Advisors LLC, above a preferred return after return of capital to fund investors (see Legal Matters).
     As of June 30, 2010, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $14.8 million. The Company advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield. At June 30, 2010, this advance was fully reserved. In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financings for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $39.4 million at June 30, 2010.
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
     In 2009, in connection with the Bloomfield Hills, Michigan land loan, the lender sent to the borrower a formal notice of default and filed a foreclosure action and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The Company paid its 20% guarantee of this loan in July 2009.
     Also in 2009, the mortgages on the Kirkland, Washington project and the Benton Harbor, Michigan project matured. The Company provided payment guaranties with respect to such loans. In June 2010, these loans were extended for one year.
     Also in 2009, the lenders for the Service Merchandise portfolio, the Orland Park, Illinois project and the Cincinnati, Ohio, project sent to the borrowers formal notices of default. The Company provided a partial payment guaranty for the Service Merchandise portfolio loan. The Coventry II Fund is exploring a variety of strategies with these lenders.
     On July 23, 2010, the construction loan for the Allen, Texas project matured, and on August 2, 2010, the borrower received from the lender formal notice of default. The Company provided a payment guaranty with respect to such loan. The Coventry II Fund is exploring a variety of extension and forbearance strategies.

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
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $4.0 billion and $5.8 billion at June 30, 2010 and 2009, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have industry-standard recourse provisions to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $44.1 million at June 30, 2010, including guarantees associated with the Coventry II Fund.
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
     For the six months ended June 30, 2010, $12.2 million of net gains related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding at June 30, 2010, was approximately $4.6 billion, as compared to approximately $5.2 billion at December 31, 2009 and $5.6 billion at June 30, 2009.
     In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017. Proceeds from the offering were used to repay debt with shorter-term maturities and to reduce amounts outstanding on the Company’s unsecured credit facilities.
     In the first six months of 2010, the Company purchased approximately $256.6 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a discount to par, resulting in a gross gain of approximately $5.9 million prior to the write-off of $5.9 million of unamortized convertible debt accretion, unamortized deferred financing costs and unamortized discount. Included in the first quarter purchases was approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. These purchases included debt maturities in 2010 and 2011 as well as convertible senior unsecured notes due in 2012.
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
Capitalization
     At June 30, 2010, the Company’s capitalization consisted of $4.6 billion of debt, $555 million of preferred shares and $2.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $9.90, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2010), resulting in a debt to total market capitalization ratio of 0.6 to 1.0, as compared to a ratio of 0.8 to 1.0 at June 30, 2009. The closing price of the common shares on the New York Stock Exchange was $4.88 at June 30, 2009. At June 30, 2010, the Company’s total debt consisted of $3.2 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $200 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At June 30, 2009, the Company’s total debt consisted of $3.9 billion of fixed-rate debt and $1.7 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.
     It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain an investment grade rating to reduce the cost of capital with Moody’s Investors Service and re-establish an investment grade rating with

Standard and Poor’s and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.
Contractual Obligations and Other Commitments
     The Company’s maturities for the remainder of 2010 consist of $149.1 million aggregate principal amount of senior unsecured notes repaid at maturity in August 2010 and $199.7 million in consolidated mortgage loans. The consolidated mortgage loans are comprised of a $179.8 million secured mortgage held by the Company’s 50% owned joint venture that owns the assets formerly occupied by Mervyns (of which the Company’s proportionate share is $89.9 million) (see Liquidity and Capital Resources regarding loan default); a $8.8 million mortgage on a 50% owned asset in Terrell, Texas (of which the Company’s proportionate share is $4.4 million) and an $11.1 million mortgage on a wholly-owned asset. The Company expects to repay the $11.1 million mortgage at maturity by utilizing the availability on its Revolving Credit Facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At June 30, 2010, the Company had letters of credit outstanding of approximately $54.1 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $48.8 million with general contractors for its wholly-owned and consolidated joint venture properties at June 30, 2010. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At June 30, 2010, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.2 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through June 30, 2010, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off-Balance Sheet Arrangements.
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
Economic Conditions
     The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduced occupancy in 2009 will likely continue to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2010. However, the Company believes there is an improvement in the level of optimism within its tenant base. The Company believes that many retailers are looking to open new stores in 2010 and have strong store opening plans for 2011 and 2012. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection on the general outlook of consumers who are responding to the broader economic uncertainty by demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy is that the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.1% of total 2010 consolidated revenues (Walmart at 5.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
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
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long- term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to the major tenant bankruptcies, the shopping center portfolio occupancy, excluding the impact of the Mervyns vacancy, was at 88.1% at June 30, 2010. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign a large number of new leases at rental rates that are returning to historic averages. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
Legal Matters
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by, Coventry Real Estate Advisors L.L.C., (collectively, the “Coventry II Fund”) through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled for September 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the Court of Appeals entered an order affirming the jury verdict. The Company is currently reviewing its options with regard to any further opportunities to appeal the verdict. Included in other liabilities on the condensed consolidated balance sheet at June 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest. A charge of approximately $5.1 million ($2.7 million net of tax), was recorded in the second quarter of 2010 relating to this matter.
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
     New Accounting Standards Implemented
Amendments to Consolidation of Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 810, Amendments to Consolidation of Variable Interest Entities (“ASC 810”), which was effective for fiscal years beginning after November 15, 2009, and introduced a more qualitative approach to evaluating Variable Interest Entities (“VIEs”) for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven reassessments as previously required, and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2010				December 31, 2009
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total
Fixed-Rate Debt (A)	$3,230.8	3.6	5.9%	69.7%	$3,684.0	3.3	5.7%	71.1%
Variable-Rate Debt (A)	$1,407.3	1.9	1.6%	30.3%	$1,494.7	2.0	1.5%	28.9%

(A)	Adjusted to reflect the $200 million and $400 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 4.9% and 5.0% at June 30, 2010 and December 31, 2009, respectively.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	June 30, 2010				December 31, 2009
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted-	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	-Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed-Rate Debt	$3,336.7	$715.8	4.4	5.6%	$3,807.2	$785.4	4.8	5.6%
Variable-Rate Debt	$710.5	$134.7	1.4	3.3%	$740.5	$131.6	0.6	3.0%
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
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2010 and December 31, 2009, the interest rate on the Company’s $200 million and $400 million, respectively, consolidated floating rate debt, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

     The fair value of the Company’s fixed-rate debt is adjusted to (i) include the $200 million and $400 million that were swapped to a fixed rate at June 30, 2010 and December 31, 2009, respectively, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at June 30, 2010 and December 31, 2009, is summarized as follows (in millions):

	June 30, 2010					December 31, 2009
				100 Basis Point					100 Basis Point
				Increase in					Increase in
	Carrying	Fair		Market Interest		Carrying	Fair		Market Interest
	Value	Value		Rates		Value	Value		Rates
Company’s fixed-rate debt	$3,230.8	$3,284.7	(A)	$3,194.5	(B)	$3,684.0	$3,672.1	(A)	$3,579.4
Company’s proportionate share of joint venture fixed-rate debt	$715.8	$668.3		$648.1		$785.4	$703.1		$681.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $7.8 million and $15.4 million at June 30, 2010 and December 31, 2009, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $6.2 million and $12.2 million at June 30, 2010 and December 31, 2009, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at June 30, 2010 would result in an increase in interest expense of approximately $7.0 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
     The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2010, the Company had no other material exposure to market risk.
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
     During the three-month period ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by, Coventry Real Estate Advisors L.L.C., (collectively, the “Coventry II Fund”) through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the retail properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties should be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled for September 2010. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the Court of Appeals entered an order affirming the jury verdict. The Company is currently reviewing its options with regard to any further opportunities to appeal the verdict. Included in other liabilities on the condensed consolidated balance sheet at June 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest.
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May Yet
			of Publicly	Be Purchased Under
	(a) Total number of	(b) Average Price	Announced Plans	the Plans or
	shares purchased (1)	Paid per Share	or Programs	Programs
April 1 – 30, 2010	—	$—	—	—
May 1 – 31, 2010	891	11.83	—	—
June 1 – 30, 2010	—	—	—	—

Total	891	$11.83	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans with respect to stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

10.1	Letter Agreement, dated March 23, 2010, by and between Developers Diversified Realty Corporation and Richard E. Brown

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101.SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

[2]	Submitted electronically herewith.
     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Operations for the Six-Month Periods Ended June 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements.
     In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 6, 2010	/s/ Christa A. Vesy
(Date)	Christa A. Vesy, Senior Vice President and Chief
Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg.	Form 10-Q		Incorporated Herein
S-K Item 601	Exhibit No.	Description	by Reference
10	10.1	Letter Agreement, dated March 23, 2010, by and between Developers Diversified Realty Corporation and Richard E. Brown	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith