Form 10-Q
period 2010-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2010-11-08
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, the registrant had 256,161,006 outstanding common shares, $0.10 par value per share.

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Operations for the Nine-Month Periods Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Land	$1,834,172	$1,971,782
Buildings	5,451,694	5,694,659
Fixtures and tenant improvements	320,067	287,143

	7,605,933	7,953,584
Less: Accumulated depreciation	(1,412,607)	(1,332,534)

	6,193,326	6,621,050
Land held for development and construction in progress	817,742	858,900
Real estate held for sale, net	2,471	10,453

Total real estate assets, net — (variable interest entities $369.8 million at September 30, 2010)	7,013,539	7,490,403
Investments in and advances to joint ventures	417,750	420,541
Cash and cash equivalents	21,335	26,172
Restricted cash	14,383	95,673
Notes receivable, net	119,585	74,997
Other assets, net — (variable interest entities $6.3 million at September 30, 2010)	290,487	318,820

	$7,877,079	$8,426,606

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,746,387	$1,689,841
Revolving credit facilities	483,138	775,028

	2,229,525	2,464,869
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness — (variable interest entities $42.9 million at September 30, 2010)	1,365,777	1,913,794

	2,165,777	2,713,794

Total indebtedness	4,395,302	5,178,663
Accounts payable and accrued expenses — (variable interest entities $13.9 million at September 30, 2010)	154,839	130,404
Dividends payable	12,044	10,985
Other liabilities	145,085	153,591

Total liabilities	4,707,270	5,473,643

Redeemable operating partnership units	627	627

Commitments and contingencies (Note 8)
Developers Diversified Realty Corporation Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 256,155,006 and 201,742,589 shares issued at September 30, 2010 and December 31, 2009, respectively	25,616	20,174
Paid-in-capital	3,813,293	3,374,528
Accumulated distributions in excess of net income	(1,278,423)	(1,098,661)
Deferred compensation obligation	12,984	17,838
Accumulated other comprehensive income	14,283	9,549
Less: Common shares in treasury at cost: 509,570 and 657,012 shares at September 30, 2010 and December 31, 2009, respectively	(11,887)	(15,866)
Non-controlling interests — (variable interest entities $27.5 million at September 30, 2010)	38,316	89,774

Total equity	3,169,182	2,952,336

	$7,877,079	$8,426,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues from operations:
Minimum rents	$133,549	$130,938
Percentage and overage rents	1,016	1,183
Recoveries from tenants	44,431	42,475
Ancillary and other property income	5,846	5,223
Management fees, development fees and other fee income	12,961	14,693
Other	995	1,191

	198,798	195,703

Rental operation expenses:
Operating and maintenance	33,676	34,521
Real estate taxes	29,518	26,023
Impairment charges	5,063	500
General and administrative	20,180	25,886
Depreciation and amortization	54,903	51,379

	143,340	138,309

Other income (expense):
Interest income	1,614	3,257
Interest expense	(53,774)	(52,736)
Gain on debt retirement, net	333	23,881
Loss on equity derivative instruments	(11,278)	(118,174)
Other (expense) income, net	(3,899)	2,235

	(67,004)	(141,537)

Loss from continuing operations before impairment of joint ventures, equity in net loss of joint ventures, tax expense of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(11,546)	(84,143)
Impairment of joint ventures	—	(61,200)
Equity in net loss of joint ventures	(4,801)	(183)

Loss from continuing operations before tax expense of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(16,347)	(145,526)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,120)	(610)

Loss from continuing operations	(17,467)	(146,136)

Discontinued operations:
Loss from discontinued operations	(4,548)	(6,090)
Gain on deconsolidation of interests	5,221	—
Gain on disposition of real estate, net of tax	889	4,448

	1,562	(1,642)

Loss before gain on disposition of real estate	(15,905)	(147,778)
Gain on disposition of real estate, net of tax	145	7,128

Net loss	(15,760)	(140,650)
Loss attributable to non-controlling interests	1,450	2,804

Net loss attributable to DDR	$(14,310)	$(137,846)

Preferred dividends	(10,567)	(10,567)

Net loss attributable to DDR common shareholders	$(24,877)	$(148,413)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.91)
Income from discontinued operations attributable to DDR common shareholders	0.01	0.01

Net loss attributable to DDR common shareholders	$(0.10)	$(0.90)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.91)
Income from discontinued operations attributable to DDR common shareholders	0.01	0.01

Net loss attributable to DDR common shareholders	$(0.10)	$(0.90)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues from operations:
Minimum rents	$401,606	$395,319
Percentage and overage rents	3,700	4,397
Recoveries from tenants	133,242	131,232
Ancillary and other property income	15,330	14,884
Management fees, development fees and other fee income	40,122	43,194
Other	6,803	6,172

	600,803	595,198

Rental operation expenses:
Operating and maintenance	104,599	99,734
Real estate taxes	82,466	76,827
Impairment charges	78,189	12,739
General and administrative	62,546	73,469
Depreciation and amortization	165,544	164,017

	493,344	426,786

Other income (expense):
Interest income	4,425	9,420
Interest expense	(166,809)	(161,691)
Gain on debt retirement, net	333	142,360
Loss on equity derivative instruments	(14,618)	(198,199)
Other expense, net	(18,398)	(8,897)

	(195,067)	(217,007)

Loss from continuing operations before impairment of joint ventures, equity in net loss of joint ventures, tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(87,608)	(48,595)
Impairment of joint ventures	—	(101,571)
Equity in net loss of joint ventures	(3,777)	(8,984)

Loss from continuing operations before tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes and gain on disposition of real estate, net of tax	(91,385)	(159,150)
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	1,518	(426)

Loss from continuing operations	(89,867)	(159,576)

Discontinued operations:
Loss from discontinued operations	(76,323)	(145,558)
Gain on deconsolidation of interests	5,221	—
Loss on disposition of real estate, net of tax	(2,602)	(19,965)

	(73,704)	(165,523)

Loss before gain on disposition of real estate	(163,571)	(325,099)
Gain on disposition of real estate, net of tax	61	8,222

Net loss	(163,510)	(316,877)
Loss attributable to non-controlling interests	38,378	39,848

Net loss attributable to DDR	$(125,132)	$(277,029)

Preferred dividends	(31,702)	(31,702)

Net loss attributable to DDR common shareholders	$(156,834)	$(308,731)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.45)	$(1.26)
Loss from discontinued operations attributable to DDR common shareholders	(0.20)	(0.85)

Net loss attributable to DDR common shareholders	$(0.65)	$(2.11)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.45)	$(1.26)
Loss from discontinued operations attributable to DDR common shareholders	(0.20)	(0.85)

Net loss attributable to DDR common shareholders	$(0.65)	$(2.11)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2010	2009
Net cash flow provided by operating activities:	$211,038	$216,651

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(123,808)	(168,669)
Equity contributions to joint ventures	(24,999)	(18,817)
Repayments (issuance) of joint venture advances, net	28	(7,335)
Proceeds from sale and refinancing of joint venture interests	5,109	7,442
Return of investments in joint ventures	19,084	15,314
Issuance of notes receivable, net	(62,848)	(5,173)
Decrease in restricted cash	76,075	9,076
Proceeds from disposition of real estate	120,671	304,490

Net cash flow provided by investing activities:	9,312	136,328

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(286,697)	(217,448)
Repayment of senior notes	(539,127)	(725,131)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $843 and $200 in 2010 and 2009, respectively	590,710	294,685
Proceeds from mortgage and other secured debt	4,460	343,369
Principal payments on mortgage debt	(384,151)	(278,818)
Payment of debt issuance costs	(2,537)	(3,590)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $956 and $524 in 2010 and 2009, respectively	440,472	267,457
Payment from issuance of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(630)	(1,576)
Contributions from non-controlling interests	486	5,640
Return on investment non-controlling interests	(2,358)	—
Distributions to non-controlling interest and redeemable operating partnership units	(24)	(1,454)
Dividends paid	(45,722)	(37,838)

Net cash flow used for financing activities	(225,118)	(354,704)

Cash and cash equivalents
Decrease in cash and cash equivalents	(4,768)	(1,725)
Effect of exchange rate changes on cash and cash equivalents	(69)	(1,354)
Cash and cash equivalents, beginning of period	26,172	29,494

Cash and cash equivalents, end of period	$21,335	$26,415

Supplemental disclosure of non-cash investing and financing activities:
     At September 30, 2010, dividends payable were $12.0 million. As disclosed in Note 1, the Company deconsolidated one entity in connection with the adoption of the consolidation rules effective January 1, 2010. This resulted in a reduction to real estate assets, net, of approximately $28.7 million, an increase to investments in and advances to joint ventures of approximately $8.4 million, a reduction in non-controlling interests of approximately $12.4 million and an increase to accumulated distributions in excess of net income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable secured by a development project resulting in an increase to real estate assets and a decrease to notes receivable of approximately $19.0 million.
     At September 30, 2010, in accordance with ASC 810, 26 assets were deconsolidated. This deconsolidation resulted in a reduction of real estate assets, net of approximately $156.3 million, restricted cash of approximately $5.2 million, and mortgages payable by approximately $166.7 million, In addition, non controlling interest increased by $3.9 million as a result of the deconsolidation. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2010.
     At September 30, 2009, dividends payable were $10.9 million. In connection with the acquisition of a joint venture interest, the Company acquired real estate of approximately $22.0 million and assumed mortgage debt of $17.0 million in September 2009. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2009.
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
          Unaudited Interim Financial Statements
          These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
          Principles of Consolidation
          In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”) and issued Accounting Standards Codification No. 810, Consolidation (“ASC 810”) and introduced a more qualitative approach to evaluating VIEs for consolidation. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven reassessments as previously required and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.
          The Company’s adoption of this standard resulted in the deconsolidation of one entity in which the Company has a 50% interest (the “Deconsolidated Land Entity”). The Deconsolidated Land Entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the Deconsolidated Land Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Land Entity and the amount reflected in investments in and advances to joint ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective when the Company first became involved with the Deconsolidated Land Entity. The Company’s maximum exposure to loss at September 30, 2010 is equal to its investment in the Deconsolidated Land Entity of $12.5 million and certain future fees that may be earned by the Company.
          The Company has a 50% interest in a joint venture with EDT Retail Trust (formerly, Macquarie DDR Trust (“MDT”)), DDR MDT MV, that currently owns the underlying real estate of 25 assets formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008 ( the “Mervyns Joint Venture”). In connection with the recapitalization of MDT in June 2010, EDT Retail Trust (ASX: EDT) (“EDT”) assumed MDT’s 50% interest in the Mervyns Joint Venture. The Company holds a 50% economic interest in the Mervyns Joint Venture, which is considered a VIE. DDR provided management, financing, expansion, re-tenanting and oversight services for this real estate investment through August 2010.
     The Company was determined to be the primary beneficiary due to related party considerations, as well as being the member determined to have a greater exposure to variability in expected losses as DDR was entitled to earn certain fees from the Mervyns Joint Venture. All fees earned from the joint venture were eliminated in consolidation. The amounts relating to this entity are aggregated with the Company’s other consolidated VIEs on the Company’s condensed consolidated balance sheet at December 31, 2009.
          In August 2010, the assets owned by the Mervyns Joint Venture were transferred to the control of a court appointed receiver. As a result, the Company no longer has a controlling financial interest in the entity. Consequently, the Mervyns Joint Venture was deconsolidated as the Company was no longer in control of the entity. Upon deconsolidation, the Company recorded a gain of approximately $5.6 million because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint venture. Following the deconsolidation, the Company will no longer have any economic rights or obligations in the Mervyns Joint Venture. The revenues and expenses associated with the Mervyns Joint Venture for all of the periods presented, including the $5.6 million gain, are classified within discontinued operations in the condensed consolidated statements of operations (Note 12). Subsequent to deconsolidating this joint venture, the Company accounts for its retained interest in this joint venture investment, which approximates zero at September 30, 2010, under the cost method of accounting because the Company does not have the ability to exercise significant influence.
          Comprehensive Loss
          Comprehensive loss is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net loss	$(15,760)	$(140,650)	$(163,510)	$(316,877)
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	1,708	4,093	9,278	7,315
Amortization of interest-rate contracts	(46)	(93)	(200)	(279)
Foreign currency translation	9,136	24,806	(7,021)	48,243

Total other comprehensive (loss) income	10,798	28,806	2,057	55,279

Comprehensive loss	$(4,962)	$(111,844)	$(161,453)	$(261,598)
Comprehensive (income) loss attributable to non-controlling interests	(249)	930	41,055	36,706

Total comprehensive loss attributable to DDR	$(5,211)	$(110,914)	$(120,398)	$(224,892)

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At September 30, 2010 and December 31, 2009, the Company had ownership interests in various unconsolidated joint ventures which owned 245 and 327 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2010	December 31, 2009
Condensed Combined Balance Sheets
Land	$1,605,772	$1,782,431
Buildings	4,858,997	5,207,234
Fixtures and tenant improvements	150,455	146,716

	6,615,224	7,136,381
Less: Accumulated depreciation	(707,053)	(636,897)

	5,908,171	6,499,484
Land held for development and construction in progress (A)	173,293	130,410

Real estate, net	6,081,464	6,629,894
Receivables, net	126,394	113,630
Leasehold interests	10,586	11,455
Other assets	305,909	342,192

	$6,524,353	$7,097,171

Mortgage debt	$3,997,117	$4,547,711
Notes and accrued interest payable to DDR	85,780	73,477
Other liabilities	211,362	194,065

	4,294,259	4,815,253
Accumulated equity	2,230,094	2,281,918

	$6,524,353	$7,097,171

DDR share of accumulated equity	$482,723	$473,738

(A)	The Deconsolidated Land Entity (Note 1) was combined with the unconsolidated investments effective January 1, 2010.

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Condensed Combined Statements of Operations
Revenues from operations	$169,730	$206,423	$507,766	$617,278

Operating expenses	60,838	81,076	196,846	237,446
Impairment charges (A)	8,815	—	19,737	—
Depreciation and amortization of real estate investments	47,684	57,267	143,227	172,153
Interest expense	54,025	78,686	174,186	219,696

	171,362	217,029	533,996	629,295

Loss before income tax expense, other (expense) income, discontinued operations and (loss) gain on disposition of real estate	(1,632)	(10,606)	(26,230)	(12,017)
Income tax expense (primarily Sonae Sierra Brasil), net	(4,114)	(2,513)	(13,947)	(7,065)
Other (expense) income, net	—	(3,602)	—	5,833

Loss from continuing operations	(5,746)	(16,721)	(40,177)	(13,249)
Discontinued operations:
Loss from discontinued operations	(2,192)	(1,682)	(4,110)	(35,263)
Loss on disposition of real estate, net of tax (B)	(13,340)	(13,767)	(25,303)	(19,852)

Loss before (loss) gain on disposition of real estate, net	(21,278)	(32,170)	(69,590)	(68,364)
(Loss) gain on disposition of real estate, net (C)	—	(74)	17	(26,815)

Net loss	$(21,278)	$(32,244)	$(69,573)	$(95,179)

Company’s share of equity in net loss of joint ventures (D)	$(4,193)	$(1,302)	$(4,362)	$(12,375)

(A)	For the three and nine months ended September 30, 2010, impairment charges were recorded on three and four assets, respectively, of which the Company’s proportionate share of the loss was approximately $0.3 million and $0.7 million, respectively.

(B)	For the nine months ended September 30, 2010, loss on disposition of discontinued operations includes the sale of properties by four separate unconsolidated joint ventures. The Company’s proportionate share of the loss for the assets sold during the three- and nine-month periods ended September 30, 2010, was approximately $2.8 million and $4.1 million, respectively. In the fourth quarter of 2009, these joint ventures recorded impairment charges aggregating $170.9 million related to certain of these asset sales in anticipation of the sales transactions. For the nine months ended September 30, 2009, loss from discontinued operations consisted of the sale of 12 properties by three separate unconsolidated joint ventures resulting in a loss of $19.9 million of which the Company’s proportionate share was $1.4 million.

(C)	In the first quarter of 2009, a joint venture with Coventry transferred its interest in the Kansas City, Missouri project (Ward Parkway) to the lender. The joint venture recorded a loss of $26.7 million on the transfer, which is included in loss on disposition of real estate in the condensed combined statements of operations for the nine months ended September 30, 2009. The Company recorded a $5.8 million loss in March 2009 related to the write-off of the book value of its equity investment, which is included within equity in net loss of joint ventures in the condensed consolidated statements of operations.

(D)	The difference between the Company’s share of net loss, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. Adjustments to the Company’s share of joint venture net loss for these items are reflected as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
(Loss) income, net	$(0.6)	$1.2	$0.6	$3.4
     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30,	December 31,
	2010	2009
Company’s share of accumulated equity	$482.7	$473.7
Basis differentials (A)	(148.3)	(123.5)
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(4.4)
Notes receivable from investments	1.0	1.2
Amounts payable to DDR	85.8	73.5

Investments in and advances to joint ventures	$417.8	$420.5

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.
     Service fees and income earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Management and other fees	$8.3	$12.2	$25.2	$36.6
Financing and other fees	—	0.4	0.2	1.0
Development fees and leasing commissions	1.5	2.1	5.2	5.8
Interest income	0.1	2.1	0.3	5.9

3. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$9,260	$15,556
Tenant relations, net	9,453	11,318

Total intangible assets (A)	18,713	26,874
Other assets:
Accounts receivable, net (B)	134,066	146,809
Deferred charges, net	31,157	33,162
Prepaids, deposits and other assets	106,551	111,975

Total other assets, net	$290,487	$318,820

(A)	The Company recorded amortization expense of $1.6 million and $1.7 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $5.0 million and $5.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively, related to these intangible assets. The amortization periods of the in-place leases and tenant relations are approximately two to 31 years and ten years, respectively.

(B)	Includes straight-line rent receivables, net, of $55.6 million and $54.9 million at September 30, 2010 and December 31, 2009, respectively.
4. REVOLVING CREDIT FACILITIES
     At September 30, 2010, the Company maintained an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan Securities, Inc. serves as the administrative agent (the “Unsecured Credit Facility”). A new facility was entered into in October 2010 to replace this facility (Note 16). The prior Unsecured Credit Facility provided for borrowings of $1.25 billion, if certain financial covenants were maintained, and an accordion feature for expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agreed to the existing terms of the facility and increased their commitment level, and had a maturity date of June 2011. The prior Unsecured Credit Facility included a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the prior Unsecured Credit Facility bore interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (-0.125% at September 30, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (0.75% at September 30, 2010). The specified spreads varied depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company was required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2010. The Unsecured Credit Facility was used to temporarily finance redevelopment, development and acquisition of shopping center properties, to provide working capital and for general corporate purposes. The Unsecured Credit Facility also provided for an annual facility fee of 0.175% on the entire facility. At September 30, 2010, total borrowings under the Unsecured Credit Facility aggregated $463.6 million with a weighted average interest rate of 1.2%.

     The Company also maintained a $75 million unsecured revolving credit facility with PNC Bank, National Association ( the “PNC Facility” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). A new facility was also entered into in October 2010 to replace the PNC Facility (Note 16). This prior facility had a maturity date of June 2011. The prior PNC Facility reflected terms consistent with those contained in the prior Unsecured Credit Facility. Borrowings under this prior facility bore interest at variable rates based on (i) the prime rate plus a specified spread (0.125% at September 30, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.0% at September 30, 2010). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from S&P and Moody’s. The Company was required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2010. At September 30, 2010, total borrowings under the PNC Facility aggregated $19.5 million with a weighted average interest rate of 1.3%.
5. SENIOR NOTES
     During the nine months ended September 30, 2010, the Company purchased approximately $256.6 million aggregate principal amount of its outstanding senior unsecured notes of which $138.1 million related to the senior convertible notes. The amount of the gain or loss recognized by the Company relating to the purchases of the senior convertible notes is based on the difference between the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount and unamortized deferred financing fees. The Company recorded a write-off of $5.9 million for the nine-month period ended September 30, 2010, related to unamortized deferred financing costs and accretion related to the senior unsecured notes repurchased, which is included in gain on debt retirement in the condensed consolidated statements of operations.
     In August 2010, the Company issued $300 million aggregate principal amount of 7.875% senior unsecured notes with an effective yield to maturity of 8.0% due September 2020. Proceeds from the issuance were used to repay amounts outstanding on the Revolving Credit Facilities.
     In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes with an effective yield to maturity of 7.5% due April 2017. Proceeds from the issuance were used to repay debt with shorter-term maturities and to repay amounts outstanding on the Revolving Credit Facilities.
6. MORTGAGES PAYABLE
     As disclosed in Note 1, the Company owns a 50% interest in the Mervyns Joint Venture, which was deconsolidated by the Company during the third quarter of 2010. In June 2010, the Mervyns Joint Venture received a notice of default from the servicer for the non-recourse loan secured by all of the remaining former Mervyns stores, due to the non-payment of required monthly debt service. In August 2010, the court appointed a third-party receiver to manage and liquidate the remaining former Mervyns stores. The amount outstanding under this mortgage note payable was $155.7 million upon deconsolidation. Upon deconsolidation, the assets and liabilities of the Mervyns Joint Venture, including the mortgage note payable, are no longer reflected in the Company’s condensed consolidated balance sheet at September 30, 2010. The loan matured on October 1, 2010.

7. FINANCIAL INSTRUMENTS
     Measurement of Fair Value
     At September 30, 2010, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
     In the third quarter of 2010, the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Previously, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As a result, the Company had determined that its derivative valuations in their entirety were classified in Level 3 of the fair value hierarchy. These inputs reflect the Company’s assumptions.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consist of interest rate swap agreements and marketable securities included in the Company’s elective deferred compensation plan that are both included in other liabilities at September 30, 2010, measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurement at
	September 30, 2010
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$(6.2)	$—	$(6.2)
Marketable securities	$(3.4)	$—	$—	$(3.4)
     The Company transferred its derivatives into Level 2 from Level 3 during the third quarter of 2010 due to changes in the significance on the Company’s derivative’s valuation as a result of changes in nonperformance risk associated with the Company’s credit standing. The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative
Financial
Instruments
Balance of Level 3 at December 31, 2009	$(15.4)
Total unrealized gain included in other comprehensive (loss) income	7.6

Balance of Level 3 at June 30, 2010	(7.8)
Transfers into Level 2	7.8

Balance of Level 3 at September 30, 2010	$—

     The unrealized gain of $9.2 million included in other comprehensive (loss) income (“OCI”) is attributable to the net change in unrealized gains or losses relating to derivative liabilities that remain outstanding at September 30, 2010, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities
     The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.
     Notes Receivable and Advances to Affiliates
     The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes, excluding those that are fully reserved, was approximately $120.5 million and $74.6 million at September 30, 2010 and December 31, 2009, respectively, as compared to the carrying amounts of $122.2 million and $76.2 million, respectively. The carrying value of the tax increment financing bonds, which was $12.7 million and $14.2 million at September 30, 2010 and December 31, 2009, respectively, approximated its fair value at September 30, 2010 and December 31, 2009. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
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
     Debt instruments at September 30, 2010 and December 31, 2009, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,746,387	$1,844,482	$1,689,841	$1,691,445
Revolving Credit Facilities and Term Debt	1,283,138	1,273,609	1,575,028	1,544,481
Mortgage payables and other indebtedness	1,365,777	1,401,694	1,913,794	1,875,187

	$4,395,302	$4,519,785	$5,178,663	$5,111,113

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
     Cash Flow Hedges of Interest Rate Risk
     The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has one Swap that expires in 2012 with an aggregate notional amount of $100 million, which effectively converts variable-rate debt to a fixed-rate of 4.8% at September 30, 2010.
     All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months, it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $4.5 million.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the forcasted variable cash flows associated with existing obligations. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings. During the nine-month periods ended September 30, 2010 and September 30, 2009, the amount of hedge ineffectiveness recorded was not material.

     The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, as follows (in millions):

Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet
Hedging Instruments	Location	Value	Location	Fair Value
Interest rate products	Other liabilities	$6.2	Other liabilities	$15.4
     The effect of the Company’s derivative instruments on net loss is as follows (in millions):

Location of
Gain or
(Loss)
					Reclassified	Amount of Gain Reclassified from
	Amount of Gain Recognized in OCI				from	Accumulated OCI into Loss
	on Derivatives (Effective Portion)				Accumulated	(Effective Portion)
Derivatives	Three-Month		Nine-Month		OCI into	Three-Month		Nine-Month
in Cash	Periods Ended		Periods Ended		Loss	Periods Ended		Periods Ended
Flow	September 30		September 30		(Effective	September 30		September 30
Hedging	2010	2009	2010	2009	Portion)	2010	2009	2010	2009
Interest rate products	$1.7	$1.6	$9.2	$1.8	Interest expense	—	$0.1	$0.2	$0.3
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
	Three-Month		Nine-Month
	Periods Ended		Periods Ended
	September 30		September 30
Derivatives in Net Investment Hedging Relationships	2010	2009	2010	2009
Euro denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiary	$(4.9)	$(3.4)	$7.5	$(4.1)
Canadian denominated revolving credit facilities designated as hedge of the Company’s net investment in its subsidiaries	$(2.1)	$(6.7)	$(2.3)	$(12.4)
     See discussion of equity derivative instruments in Note 9.
8. COMMITMENTS AND CONTINGENCIES
     Legal Matters
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by Coventry Real Estate Advisors L.L.C. (collectively, the “Coventry II Fund”), through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.

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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled in January 2011. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the California Court of Appeals entered an order affirming the jury verdict. Included in other liabilities on the condensed consolidated balance sheet at September 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest. An charge of approximately $2.7 million, net of tax, was recorded in the second quarter of 2010 relating to this matter.
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

9. EQUITY
     The following table summarizes the changes in equity since December 31, 2009 (in thousands):

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in-	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total
Balance, December 31, 2009	$555,000	$20,174	$3,374,528	$(1,098,661)	$17,838	$9,549	$(15,866)	$89,774	$2,952,336
Cumulative effect of adoption of a new accounting standard	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Deconsolidation of interests								3,876	3,876
Issuance of common shares related to dividend reinvestment plan and director compensation	—	13	602	—	—	—	232	—	847
Issuance of common shares related to cash offerings	—	5,279	433,515	—	—	—	1,678	—	440,472
Contributions from non-controlling interests	—	—	—	—	—	—	—	486	486
Issuance of restricted stock	—	150	(197)	—	619	—	(1,543)	—	(971)
Vesting of restricted stock	—	—	3,029	—	(5,473)	—	3,612	—	1,168
Stock-based compensation expense	—	—	1,816	—	—	—	—	—	1,816
Dividends declared-common shares	—	—	—	(15,080)	—	—	—	—	(15,080)
Dividends declared-preferred shares	—	—	—	(31,702)	—	—	—	—	(31,702)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,381)	(2,381)
Comprehensive loss:
Net loss	—	—	—	(125,132)	—	—	—	(38,378)	(163,510)
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	—	—	—	—	—	9,278	—	—	9,278
Amortization of interest rate contracts	—	—	—	—	—	(200)	—	—	(200)

Foreign currency translation	—	—	—	—	—	(4,344)	—	(2,677)	(7,021)

Comprehensive loss	—	—	—	(125,132)	—	4,734	—	(41,055)	(161,453)

Balance, September 30, 2010	$555,000	$25,616	$3,813,293	$(1,278,423)	$12,984	$14,283	$(11,887)	$38,316	$3,169,182

     Common Shares Issued
     In 2010, the Company issued common shares of which substantially all net proceeds were used to repay debt and invest in two loans aggregating $58.3 million that are collateralized by seven shopping centers, six of which are managed and leased by the Company. The issuances are as follows (in millions):

Issuance Date	Shares	Gross Proceeds
January 2010	5.0	$46.1
February 2010	42.9	350.0
September 2010	5.1	58.3

Total issued	53.0	$454.4

     Equity Derivative Instruments — Otto Transaction
     In February 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) which provided for the issuance of common shares and warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to members of the Otto Family. The Company issued 32.9 million common shares to the Otto Family in two closings, May and September 2009. The purchase price for the common shares was subject to a downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from February 23, 2009, until the applicable closing date was less than $2.94 per share. The exercise price of the warrants is subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term ending in 2014. None of the warrants had been exercised as of September 30, 2010.
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
     The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the condensed consolidated balance sheet as follows (in millions):

Liability Derivatives
	September 30, 2010		December 31, 2009
Derivatives not Designated	Balance Sheet	Fair	Balance Sheet
as Hedging Instruments	Location	Value	Location	Fair Value
Warrants	Other liabilities	$(70.7)	Other liabilities	$(56.1)

     The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Three-Month Periods		Nine-Month Periods
		Ended September 30,		Ended September 30,
Derivatives not Designated	Income Statement	2010	2009	2010	2009
as Hedging Instruments	Location	Loss		Loss
Warrants	Loss on equity derivative instruments	$(11.3)	$(35.0)	$(14.6)	$(45.4)
Equity forward — issued shares	Loss on equity derivative instruments	—	(83.2)	—	(152.8)

		$(11.3)	$(118.2)	$(14.6)	$(198.2)

     The above losses for the warrant contracts were derived principally from changes in the Company’s stock price from the date of issuance. The above losses for the equity forward were a result of the increase in the stock price through the date of issuance of the shares.
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

	Fair Value Measurement at
	September 30, 2010 (in millions)
	Level 1	Level 2	Level 3	Total
Warrants	$—	$—	$(70.7)	$(70.7)
     The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are included in other liabilities as noted above having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity
Derivative
Instruments –
Liability
Balance of Level 3 at December 31, 2009	$(56.1)
Unrealized loss	(14.6)

Balance of Level 3 at September 30, 2010	$(70.7)

     Dividends
     Common share dividends declared were $0.02 and $0.06 per share for the three- and nine-month periods ended September 30, 2010, respectively, which were paid in cash. The Company declared an all-cash dividend of $0.02 per common share in the third quarter of 2009. The Company declared a common share dividend in both the first and second quarter of 2009 of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the first and second quarter of 2009 dividends, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash.
     Deferred Obligations
     Certain officers elected to have their deferred compensation distributed in 2010, which resulted in a reduction of the deferred obligation and corresponding increase to paid-in-capital of approximately $5.5 million.
10. OTHER REVENUES
     Other revenues were comprised of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Lease termination fees	$0.5	$0.8	$4.1	$3.4
Financing fees	0.3	0.2	0.7	0.9
Other miscellaneous	0.2	0.2	2.0	1.9

	$1.0	$1.2	$6.8	$6.2

11. IMPAIRMENT CHARGES
     The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2010 and 2009, on the following consolidated assets and unconsolidated joint venture investments because the book basis of the assets was in excess of the estimated fair market value (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Land held for development (A)	$—	$—	$54.3	$—
Undeveloped land	—	—	4.9	0.4
Assets marketed for sale (B)	5.1	0.5	19.0	12.3

Impairments from continuing operations	$5.1	$0.5	$78.2	$12.7

Sold assets included in discontinued operations	2.0	2.2	29.5	71.9
Assets formerly occupied by Mervyns included in discontinued operations (C)	—	—	35.3	61.0

Total discontinued operations	2.0	2.2	64.8	132.9

Joint venture investments	—	61.2	—	101.6

Total impairment charges	$7.1	$63.9	$143.0	$247.2

(A)	Amounts reported in the nine-month period ended September 30, 2010, relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During the second quarter of 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale during the nine months ended September 30, 2010. These assets were not classified as held for sale as of September 30, 2010, due to outstanding substantive contingencies associated with the respective contracts.

(C)	As discussed in Notes 1 and 6, these assets were deconsolidated in the third quarter of 2010 and all operating results have been reclassified as discontinued operations.

For the nine-month period ended September 30, 2010, the Company’s proportionate share of these impairment charges was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment in these assets.

For the three- and nine-month periods ended September 30, 2009, the Company’s proportionate share of these impairments was $29.7 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded in 2009 due to the Company’s then holding period assumptions and future investment plans for these assets.
Items Measured at Fair Value on a Non-Recurring Basis
     The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the nine months ended September 30, 2010. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurement at September 30, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
Long-lived assets — held and used and held for sale	$—	$—	$223.4	$223.4	$143.0
12. DISCONTINUED OPERATIONS
     All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009. The Company has one asset considered held for sale at September 30, 2010. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Additionally, the activity associated with the Mervyns Joint Venture (Note 1), which was deconsolidated during the three-month period ended September 30, 2010 is included in discontinued operations for all periods presented. Included in discontinued operations for the three- and nine-month periods ended September 30, 2010 and 2009, are 23 properties sold in 2010 (including one held for sale at December 31, 2009), one property held for sale at September 30, 2010 and 26 other properties that were deconsolidated for accounting purposes aggregating 4.3 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. The balance sheet relating to the asset held for sale and the operating results relating to assets sold or designated as held for sale as of September 30, 2010, are as follows (in thousands):

September 30, 2010
Land	$1,025
Building	3,403

4,428
Less: Accumulated depreciation	(1,957)

Total assets held for sale	$2,471

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues from operations	$2,084	$8,762	$9,913	$37,830

Operating expenses	1,571	5,326	7,754	19,275
Impairment charges	2,000	2,153	64,833	132,924
Interest, net	2,473	4,588	9,588	17,822
Depreciation and amortization	588	2,785	4,061	13,367

Total expenses	6,632	14,852	86,236	183,388

Loss before disposition of real estate	(4,548)	(6,090)	(76,323)	(145,558)
Gain on deconsolidation of interests, net	5,221	—	5,221	—
Gain (loss) on disposition of real estate, net	889	4,448	(2,602)	(19,965)

Net income (loss)	$1,562	$(1,642)	$(73,704)	$(165,523)

13. TRANSACTIONS WITH RELATED PARTIES
     In May 2010, the Company repaid a $60 million collateralized loan, at par, with an affiliate of the Otto Family, which was included in mortgage and other secured indebtedness on the condensed consolidated balance sheet at December 31, 2009.
     In September 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT collateralized by equity interests in six shopping center assets owned by EDT and managed by the Company. The mezzanine loan bears interest at a fixed rate of 10% and matures in 2017. Although the Company’s interest in these assets was redeemed in 2009, the Company retained two board positions on EDT’s board of directors.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and Diluted Earnings:
Continuing Operations:
Loss from continuing operations	$(17,467)	$(146,136)	$(89,867)	$(159,576)
Plus: Gain on disposition of real estate	145	7,128	61	8,222
Plus: (Income) loss attributable to non-controlling interests	(108)	(198)	12,088	(706)

Loss from continuing operations attributable to DDR	(17,430)	(139,206)	(77,718)	(152,060)
Less: Preferred dividends	(10,567)	(10,567)	(31,702)	(31,702)

Basic and Diluted — Loss from continuing operations attributable to DDR common shareholders	(27,997)	(149,773)	(109,420)	(183,762)
Less: Earnings attributable to unvested shares and operating partnership units	(46)	(30)	(138)	(236)

Basic and Diluted — Loss from continuing operations	$(28,043)	$(149,803)	$(109,558)	$(183,998)

Discontinued Operations:
Income (loss) from discontinued operations	1,562	(1,642)	(73,704)	(165,523)
Plus: Loss attributable to non-controlling interests	1,558	3,003	26,292	40,566

Basic and Diluted — Income (loss) from discontinued operations	3,120	1,361	(47,412)	(124,957)
Net loss attributable to DDR common shareholders after allocation to participating securities	$(24,923)	$(148,442)	$(156,970)	$(308,955)

Number of Shares:
Basic and Diluted— Average shares outstanding	249,139	165,073	241,679	146,151

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.91)	$(0.45)	$(1.26)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	0.01	(0.20)	(0.85)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.90)	$(0.65)	$(2.11)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.91)	$(0.45)	$(1.26)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	0.01	(0.20)	(0.85)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.90)	$(0.65)	$(2.11)

     The following potentially dilutive securities are considered in the calculation of EPS as described below:

•	Options to purchase 3.3 million and 3.4 million common shares were outstanding at September 30, 2010 and 2009, respectively, all of which were anti-dilutive in the calculations at September 30, 2010 and 2009. Accordingly, the anti-dilutive options were excluded from the computations.

•	Shares subject to issuance under the Company’s value sharing equity program (“VSEP”) are not considered in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2010, as the shares were considered anti-dilutive due to the Company’s net loss from continuing operations. In July 2010, approximately 1.0 million common shares were awarded in accordance with the first measurement date of the VSEP.

•	Warrants to purchase 5.0 million common shares issued in May 2009 and warrants to purchase 5.0 million common shares issued in September 2009 are not considered in the computation of basic and diluted EPS for the three- and nine-month periods ended September 30, 2010 and 2009, as the warrants were considered anti-dilutive due to the Company’s net loss from continuing operations.

•	The Company’s two series of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $64.23 at September 30, 2010 and 2009, respectively, were not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2010 and 2009, because the Company’s stock price did not exceed the conversion price of the conversion feature of the senior convertible notes in these periods and would therefore be anti-dilutive. In addition, the purchased option related to the senior convertible notes is not included in the computation of diluted EPS as the purchase option is anti-dilutive.
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
     The following table summarizes the Company’s combined shopping and business center portfolios as of each balance sheet date:

	September 30,
	2010	2009
Shopping centers owned	541	664
Unconsolidated joint ventures	245	318
Consolidated joint ventures	3	35
States(A)	42	44
Business centers	6	6
States	4	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

     The tables below present information about the Company’s reportable segments (in thousands).

	Three-Month Period Ended September 30, 2010
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,316	$197,482			$198,798
Operating expenses	(419)	(67,838)	(A)		(68,257)

Net operating income	897	129,644			130,541
Unallocated expenses (B)				$(143,207)	(143,207)
Equity in net loss of joint ventures		(4,801)			(4,801)

Loss from continuing operations					$(17,467)

	Three-Month Period Ended September 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$1,327	$194,376			$195,703
Operating expenses	(466)	(60,578)	(A)		(61,044)

Net operating income	861	133,798			134,659
Unallocated expenses (B)				$(219,412)	(219,412)
Equity in net loss of joint ventures		(61,383)			(61,383)

Loss from continuing operations					$(146,136)

	Nine-Month Period Ended September 30, 2010
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$3,714	$597,089			$600,803
Operating expenses	(1,682)	(263,572)	(A)		(265,254)

Net operating income	2,032	333,517			335,549
Unallocated expenses (B)				$(421,639)	(421,639)
Equity in net loss of joint ventures and impairment of joint ventures		(3,777)			(3,777)

Loss from continuing operations					$(89,867)

Total real estate assets	$49,573	$8,378,529			$8,428,102

	Nine-Month Period Ended September 30, 2009
	Other	Shopping
	Investments	Centers		Other	Total
Total revenues	$4,134	$591,064			$595,198
Operating expenses	(1,898)	(187,402)	(A)		(189,300)

Net operating income	2,236	403,662			405,898
Unallocated expenses (B)				$(454,919)	(454,919)
Equity in net loss of joint ventures and impairment of joint ventures		(110,555)			(110,555)

Loss from continuing operations					$(159,576)

Total real estate assets	$49,469	$8,727,430			$8,776,899

(A)	Includes impairment charges of $5.1 million and $0.5 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $78.2 million and $12.7 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
     In November 2010, the Company issued $350 million aggregate principal amount of 1.75% convertible senior notes due November 2040. The notes have an initial conversion rate of 61.0361 per $1,000 principal amount of the notes, representing a conversion price of approximately $16.38 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The Company may redeem the notes anytime on or after November 15, 2015 in whole or in part for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the redemption date. Holders may require the Company to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the repurchase date, on November 15, 2015; November 15, 2020; November 15, 2025; November 15, 2030; and November 15, 2035, as well as following the occurrence of certain change of control transactions. Additionally, the holders of the notes may convert the notes upon the occurrence of specified events, as well as anytime during the period beginning on May 15, 2040 through the second business day preceding the maturity date. In these instances, the principal amount of the notes will be converted into cash and the remainder, if any, of the conversion value in excess of such principal amount will be converted into cash, the Company’s common shares or a combination thereof (at the Company’s election).
     In October 2010, the Company entered into a new unsecured revolving credit facility with a syndicate of financial institutions arranged by JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (Note 4) (“the New Unsecured Credit Facility”). The syndicates in the new facility are substantially the same as the original facility. The size of the New Unsecured Credit Facility was reduced from $1.25 billion to $950 million with an accordion feature up to $1.2 billion. In addition, the Company also entered into a new $65 million unsecured credit facility with PNC Bank, N.A. ( the

“New PNC Facility” and, together with the New Unsecured Credit Facility, the “New Revolving Credit Facilities”) (Note 4). The size of the New PNC Facility was reduced from $75 million to $65 million. Both of the New Revolving Credit Facilities mature in February 2014 and currently bear interest at variable rates based on LIBOR plus 275 basis points and, subject to adjustment as determined by the Company’s current corporate credit ratings from Moody’s and S&P.
     The New Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The New Revolving Credit Facilities require the Company to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The New Unsecured Credit Facility also provides for an annual facility fee, currently at 0.50% on the entire facility. The New PNC Facility generally reflects terms consistent with those contained in the New Unsecured Credit Facility.
     In October 2010, the Company amended its secured term loan with KeyBank National Association to conform the covenants to the New Revolving Credit Facility provisions and repaid $200 million of the outstanding balance using proceeds drawn on the New Unsecured Revolving Credit Facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of these financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 as well as other publicly available information.
Executive Summary
     The Company is a self-administered and self-managed real estate investment trust (“REIT”), in the business of owning, managing and developing a portfolio of shopping centers. As of September 30, 2010, the Company’s portfolio consisted of 541 shopping centers, including 245 shopping centers owned through unconsolidated joint ventures and three that are otherwise consolidated by the Company, and six business centers. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2010, the Company owned and/or managed approximately 117.7 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 41 properties owned by a third party. The Company also owns land in Canada and Russia at which active development is currently deferred. At September 30, 2010, the aggregate occupancy of the Company’s shopping center portfolio was 88.0%, as compared to 87.1% at September 30, 2009. The Company owned 664 shopping centers and six business centers at September 30, 2009. The average annualized base rent per occupied square foot was $12.95 at September 30, 2010, as compared to $12.59 at September 30, 2009.
     Net loss applicable to DDR common shareholders for the three-month period ended September 30, 2010, was $24.9 million, or $0.10 per share (diluted and basic), compared to net loss applicable to DDR common shareholders of $148.4 million, or $0.90 per share (diluted and basic), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the nine-month period ended September 30, 2010, was $156.8 million, or $0.65 per share (diluted and basic), compared to net loss applicable to DDR common shareholders of $308.7 million, or $2.11 per share (diluted and basic), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended September 30, 2010, was $37.1 million compared to a loss of $90.1 million for the three-month period ended September 30, 2009. FFO applicable to DDR common shareholders for the nine-month period ended September 30, 2010, was $32.7 million compared to a loss of $116.6 million for the nine-month period ended September 30, 2009. The increase in FFO for both the three- and nine-month periods ended September 30, 2010, was primarily the result of a decrease in impairment-related charges, gain on debt retirement and the equity derivative adjustment associated with the Otto Family investment in the Company.
Third Quarter 2010 Operating Results
     In the third quarter of 2010, the Company continued to focus on improving its operational and financial objectives. On the operational side, leasing momentum and deal volume continued to improve during the quarter. Improvements in economic lease terms vary depending on market and property type. Overall, the Company is experiencing the most improvement in the junior anchor category. As available retail space supply continues to be absorbed and minimal new space is expected to come online, retailers, especially in the anchor and junior anchor categories, appear to be securing the space necessary to meet their store opening plans for 2011 and 2012. In addition, the increasing demand for temporary space continues to put upward pressure on rents.
     The Company remains encouraged by the continued leasing of large-box space (generally greater than 20,000 GLA). In the third quarter, the Company executed 14 new leases for 397,000 square feet of large-box space. Re-tenanting these large-box vacancies provide potential for income growth and an improved quality of the tenants in the portfolio. The Company’s retail tenants continue to demonstrate flexibility in their size and configuration for their new store openings. Smaller and more flexible prototypes have enabled retailers to gain market-share by opening stores in smaller markets or adding another store within an existing proven market. Much of the space that the Company has leased over the past year has not yet taken occupancy and therefore is not yet paying rent. Most of the junior anchor leases that are expected to be signed in the next several quarters are not expected to impact the Company’s revenues until late 2011 or early 2012.
     The Company continues to remain focused on its initiatives to delever the balance sheet and identify opportunities to extend debt maturities. As of September 30, 2010, total consolidated outstanding indebtedness was $4.4 billion as compared to $5.2 billion at December 31, 2009. In October 2010, the Company refinanced its unsecured revolving credit facilities, which now have an aggregate capacity of just over $1.0 billion and each has a 40-month term that expires in February 2014. The refinancing of the unsecured revolving credit facilities was a significant financial goal and an important step toward extending the maturity profile of the Company’s debt and lowering its corporate risk profile. The reduction in the overall size of the credit facilities is consistent with the Company’s plan to continue to implement a longer-term financing strategy and shift away from reliance on short-term debt. The Company’s financial covenants remained largely the same, with the exception of the unencumbered asset coverage test, which now has a 1.67 times minimum ratio as compared to 1.60 times minimum ratio in the previous agreements and the addition of an unencumbered net operating income (“NOI”) yield covenant, which measures unencumbered asset NOI to unsecured debt. In conjunction with the refinancings, the Company repaid $200.0 million of its secured term loan using proceeds from the revolving credit facilities. The pricing on the term loan remains the same, at LIBOR plus 120 basis points, and the maturity remains February 2012.
     In the third quarter of 2010, the Company issued approximately 5.1 million common shares through the use of its continuous equity program, generating $58.3 million of gross proceeds that were used for investments in two loans that are collateralized by seven high quality shopping centers, six of which the Company leases and manages. The Company prudently evaluates the underwriting of its loan investments and only invests in opportunities in which the Company believes both the loan investment and loan collateral are aligned with the Company’s long-term strategic goals.
     Through September 30, 2010, the Company generated more than approximately $625 million of proceeds from the sale of wholly-owned and joint venture assets, of which the Company’s share was more than approximately $185 million. The Company continues to be focused on selling those assets that are not part of its prime portfolio, including non-income producing or negative income producing assets. Prime assets are considered those assets that the Company intends to hold for a long term and not offer for sale to a third party. The Company intends to pursue additional sales of non-prime assets where pricing and terms are acceptable.
     The Company has addressed all of its consolidated debt maturing in 2010. At September 30, 2010, the Company’s share of unconsolidated mortgages maturing in 2010 was approximately $51.8 million, all of which is non-recourse to DDR. The Company anticipates that these unconsolidated mortgages will be refinanced, extended or repaid by the applicable joint venture. The Company has extended its weighted average debt duration to over four years. The issuance of $300 million aggregate principal amount of 10-year unsecured notes completed in August 2010, the 40-month term on the new credit facilities and the issuance of $350 million aggregate principal amount of 30-year convertible unsecured notes completed in November 2010 contributed to the extended duration, and have helped to balance the Company’s debt maturity profile.
     The Company continues to be selective in development spending. Capital spending on developments in through the first nine months of 2010 was primarily related to new tenants in existing developments or redevelopments.
     The Company continues to monitor the economic environment in which it operates and believes the careful operating decisions will allow the Company to take advantage of opportunities and challenges that arise, and to create value for its shareholders. Overall, the Company is pleased with its progress on these initiatives. The Company remains committed to its disciplined strategy of simplifying the business and reducing risk for its shareholders, bondholders and lenders.
Results of Operations
Continuing Operations
     Shopping center properties owned as of January 1, 2009, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Core Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Base and percentage rental revenues	$134,565	$132,121	$2,444	1.9%
Recoveries from tenants	44,431	42,475	1,956	4.6
Ancillary and other property income	5,846	5,223	623	11.9
Management fees, development fees and other fee income	12,961	14,693	(1,732)	(11.8)
Other	995	1,191	(196)	(16.5)

Total revenues	$198,798	$195,703	$3,095	1.6%

	Nine-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Base and percentage rental revenues (A)	$405,306	$399,716	$5,590	1.4%
Recoveries from tenants (B)	133,242	131,232	2,010	1.5
Ancillary and other property income (C)	15,330	14,884	446	3.0
Management fees, development fees and other fee income (D)	40,122	43,194	(3,072)	(7.1)
Other (E)	6,803	6,172	631	10.2

Total revenues	$600,803	$595,198	$5,605	0.9%

(A)	The increase was due to the following (in millions):

(Decrease)
Increase
Core Portfolio Properties	$(1.8)
Acquisition of real estate assets	7.9
Development/redevelopment of shopping center properties	0.1
Straight-line rents	(0.6)

$5.6

The decrease in Core Portfolio Properties is primarily attributable to the major tenant bankruptcies that occurred in the first quarter of 2009. These bankruptcies have also significantly contributed to the current lower occupancy level compared to the Company’s historical levels. The Company acquired three assets in the fourth quarter of 2009 contributing to the increase above.

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, business center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Business Center
	Portfolio		Portfolio
	September 30,		September 30,
	2010	2009	2010	2009
Centers owned	541	664	6	6
Aggregate occupancy rate	88.0%	87.1%	80.7%	71.4%
Average annualized base rent per occupied square foot	$12.95	$12.59	$11.00	$12.33

	Wholly-Owned		Joint Venture Shopping
	Shopping Centers		Centers
	September 30,		September 30,
	2010	2009	2010	2009
Centers owned	293	311	245	318
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns in 2009	n/a	n/a	3	35
Aggregate occupancy rate	88.3%	89.8%	87.9%	84.8%
Average annualized base rent per occupied square foot	$11.96	$11.73	$14.31	$13.36

(B)	The increase in recoveries is primarily a function of the acquisition of three assets in 2009. Recoveries were approximately 71.2% and 74.3% of operating expenses and real estate taxes including the impact of bad debt expense recognized for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the recoveries percentage is primarily a function of real estate tax assessments discussed below that may not be recoverable from tenants at varying amounts.

(C)	Ancillary revenue opportunities have historically included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

(D)	Decreased primarily due to the following (in millions):

(Decrease)
Increase
Development fee income	$0.2
Leasing commissions	1.2
Management fee income associated with asset sales	(2.6)
Property and asset management fee income at various unconsolidated joint ventures	(1.9)

$(3.1)

(E)	Composed of the following (in millions):

	Nine-Month Periods
	Ended September 30,
	2010	2009
Lease terminations	$4.1	$3.4
Financing fees	0.7	0.9
Other miscellaneous	2.0	1.9

	$6.8	$6.2

Expenses from Operations (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Operating and maintenance	$33,676	$34,521	$(845)	(2.4)%
Real estate taxes	29,518	26,023	3,495	13.4
Impairment charges(B)	5,063	500	4,563	912.6
General and administrative	20,180	25,886	(5,706)	(22.0)
Depreciation and amortization	54,903	51,379	3,524	6.9

	$143,340	$138,309	$5,031	3.6%

	Nine-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Operating and maintenance (A)	$104,599	$99,734	$4,865	4.9%
Real estate taxes (A)	82,466	76,827	5,639	7.3
Impairment charges (B)	78,189	12,739	65,450	513.8
General and administrative (C)	62,546	73,469	(10,923)	(14.9)
Depreciation and amortization (A)	165,544	164,017	1,527	0.9

	$493,344	$426,786	$66,558	15.6%

(A)	The changes for the nine months ended September 30, 2010 compared to 2009, are due to the following (in millions):

	Operating		Depreciation
	and	Real Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$1.0	$4.1	$(2.6)
Acquisitions of real estate assets	1.2	1.4	1.9
Development/redevelopment of shopping center properties	2.7	0.1	1.2
Personal property	—	—	1.0

	$4.9	$5.6	$1.5

The increase in real estate taxes is primarily due to an approximately $3.0 million real estate tax assessment retroactive to 2006 for one of the Company’s largest properties in California. The entire expense for the four-year supplemental tax bill is included in the 2010 results. In addition, the real estate taxes for the Puerto Rico assets increased $1.4 million due to a reassessment effective in the third quarter of 2009. The Company continues to aggressively appeal real estate tax valuations, as appropriate, particularly for those shopping centers impacted by major tenant bankruptcies. The fluctuations in depreciation expense are attributable to accelerated depreciation and real estate assets written off in 2009 related to major tenant bankruptcies. This decrease in depreciation expense was partially offset by the impact of additional assets placed in service in 2010.

(B)	The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2010 and 2009, on the following consolidated assets and investments (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Land held for development (1)	$—	$—	$54.3	$—
Undeveloped land (2)	—	—	4.9	0.4
Assets marketed for sale (2)	5.1	0.5	19.0	12.3

Impairments from continuing operations	$5.1	$0.5	$78.2	$12.7

Sold assets included in discontinued operations	2.0	2.2	29.5	71.9
Assets formerly occupied by Mervyns included in discontinued operations(3)	—	—	35.3	61.0

Total discontinued operations	2.0	2.2	64.8	132.9

Joint venture investments	—	61.2	—	101.6

Total impairment charges	$7.1	$63.9	$143.0	$247.2

(1)	Amounts relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During the second quarter of 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(2)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale. These assets were not classified as held for sale as of September 30, 2010, due to outstanding substantive contingencies associated with the respective contracts.

(3)	These assets were deconsolidated in the third quarter of 2010 and all operating results have been reclassified as discontinued operations.

For the nine-month period ended September 30, 2010, the Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment in these assets. (See discussion of the default status of the joint venture’s mortgage note payable and asset receivership status in Liquidity and Capital Resources.)

For the nine-month period ended September 30, 2009, the Company’s proportionate share of these impairments was $29.7 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded in 2009 due to the Company’s then holding period assumptions and future investment plans for these assets.

(C)	Total general and administrative expenses were approximately 5.0% and 5.6% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the nine-month periods ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company incurred a $2.1 million separation charge relating to the departure of an executive officer. During the nine months ended September 30, 2009, the Company recorded an accelerated charge of approximately $15.4 million related to certain equity awards as a result of the Company’s change in control provisions included in its equity-based award plans. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.
Other Income and Expenses (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Interest income	$1,614	$3,257	$(1,643)	(50.5)%
Interest expense	(53,774)	(52,736)	(1,038)	2.0
Gain on retirement of debt, net	333	23,881	(23,548)	(98.6)
Loss on equity derivative instruments	(11,278)	(118,174)	106,896	(90.5)
Other (expense) income, net	(3,899)	2,235	(6,134)	(274.5)

	$(67,004)	$(141,537)	$74,533	(52.7)%

	Nine-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Interest income (A)	$4,425	$9,420	$(4,995)	(53.0)%
Interest expense (B)	(166,809)	(161,691)	(5,118)	3.2
Gain on retirement of debt, net (C)	333	142,360	(142,027)	(99.8)
Loss on equity derivative instruments (D)	(14,618)	(198,199)	183,581	(92.6)
Other expense, net (E)	(18,398)	(8,897)	(9,501)	106.8

	$(195,067)	$(217,007)	$(21,940)	(10.1)%

(A)	Decreased primarily due to interest earned from mortgage receivables, which aggregated $102.9 million and $123.7 million, net of reserves, at September 30, 2010 and 2009, respectively. In the fourth quarter of 2009, the Company established a full reserve on an advance to an affiliate of $66.9 million and ceased the recognition of interest income. The Company recorded $5.7 million of interest income for the nine-month period ended September 30, 2009 relating to this advance. In addition, $58.3 million in mortgage receivables were issued in mid-September 2010 and thus did not reflect a full period of income in 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Nine-Month Periods Ended
	September 30,
	2010	2009
Weighted-average debt outstanding (in billions)	$4.7	$5.6
Weighted-average interest rate	5.0%	4.5%

	At September 30,
	2010	2009
Weighted-average interest rate	5.0%	4.7%

The increase in 2010 interest expense is primarily due to an increase in short-term interest rates, partially offset by a reduction in outstanding debt. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $3.3 million and $9.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $5.7 million and $17.3 million for the respective periods in 2009. Because the Company has suspended certain construction activities, the amount of capitalized interest has significantly decreased in 2010.

(C)	Primarily relates to the Company’s purchase of approximately $256.6 million and $673.6 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a net discount to par during the nine months ended September 30, 2010 and 2009, respectively. Approximately $83.1 million and $250.1 million aggregate principal amount of senior unsecured notes repurchased in March 2010 and September 2009, respectively, occurred through cash tender offers. The Company recorded $5.9 million and $22.0 million during the nine months ended September 30, 2010 and 2009, respectively, related to the required write-off of unamortized deferred financing costs and accretion related to the senior unsecured notes repurchased.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The valuation and resulting charges/gains primarily relate to the difference between the closing trading value of the Company’s common shares from January 1, 2010 to September 30, 2010 with respect to the warrants and April 9, 2009 through the actual purchase date with respect to the common shares or April 9, 2009 through September 30, 2009 with respect to the warrants.

(E)	Other (expenses) income were comprised of the following (in millions):

	Nine-Month Period
	Ended September 30,
	2010	2009
Litigation-related expenses	$(13.5)	$(4.3)
Debt extinguishment costs	(3.3)	(0.3)
Note receivable reserve	0.1	(5.4)
Gain from change in control	—	0.4
Gain on sale of MDT units	—	2.7
Abandoned projects and other expenses	(1.7)	(2.0)

	$(18.4)	$(8.9)

The nine-month period ended September 30, 2010 included a $5.1 million reserve recorded in connection with a legal matter at a property in Long Beach, California (see discussion in Economic Conditions — Legal Matters). This reserve was partially offset by a tax benefit of approximately $2.4 million, classified in the tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes line item in the condensed consolidated statement of operations, because the asset is owned through the Company’s taxable REIT subsidiary. Litigation-related expenses also include costs incurred by the Company to defend the Coventry II Fund litigation (see discussion in Economic Conditions — Legal Matters). Total litigation-related expenditures, net of the tax benefit, were $11.1 million for the nine-month period ended September 30, 2010.
Other Items (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Equity in net loss of joint ventures	$(4,801)	$(183)	$(4,618)	2,523.5%
Impairment of joint venture investments	—	(61,200)	61,200	(100.0)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,120)	(610)	(510)	83.6

	Nine-Month Periods Ended
	September 30,
	2010	2009	$ Change	% Change
Equity in net loss of joint ventures (A)	$(3,777)	$(8,984)	$5,207	(58.0)%
Impairment of joint venture investments	—	(101,571)	101,571	(100.0)
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes (B)	1,518	(426)	1,944	(456.3)

(A)	The reduced loss of equity in net loss of joint ventures for the nine months ended September 30, 2010 compared to the prior year period is primarily a result of both a decrease in impairments and losses from joint ventures sold prior to January 1, 2010 and losses from Coventry II investments recorded in 2009. Because the Company wrote off its basis in certain of the Coventry II investments in 2009, and it has no intention or obligation to fund any additional losses, no additional losses were recorded in 2010 (see Coventry II Fund discussion in Off Balance Sheet Arrangements).

(B)	The increase in tax benefit is primarily a result of a change in the net taxable income position in 2010 of the Company’s wholly-owned taxable REIT subsidiary and certain state tax refunds. The Company has a gross deferred tax asset of $50.3 million as of September 30, 2010 relating primarily to three components: tax basis in assets in excess of GAAP basis, interest expense loss carryforwards and net operating loss carryforwards. The Company does not have a valuation allowance recorded for this deferred tax asset based on the Company’s projection of future income to be recognized.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended
	September 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations	$(4,548)	$(6,090)	$1,542	(25.3)%
Gain on deconsolidation of interests, net	5,221	—	5,221	100.0
Gain on disposition of real estate, net of tax	889	4,448	(3,559)	(80.0)

	$1,562	$(1,642)	$3,204	(195.1)%

	Nine-Month Periods
	Ended
	September 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations (A)	$(76,323)	$(145,558)	$69,235	(47.6)%
Gain on deconsolidation of interests, net	5,221	—	5,221	100.0
Loss on disposition of real estate, net of tax	(2,602)	(19,965)	17,363	(87.0)

	$(73,704)	$(165,523)	$91,819	(55.5)%

(A)	Included in discontinued operations for the three- and nine-month periods ended September 30, 2010 and 2009, are 23 properties sold in 2010 (including one property held for sale at December 31, 2009), one property held for sale at September 30, 2010 and 26 other properties that were deconsolidated for accounting purposes at September 30, 2010, aggregating 4.3 million square feet, and 32 properties sold in 2009 aggregating 3.8 million square feet, respectively. In addition, included in the reported loss for the nine months ended September 30, 2010 and 2009, is $64.8 million and $132.9 million, respectively, of impairment charges related to these assets reflected as discontinued operations. Gain on deconsolidation of interests is primarily the result of the deconsolidation of the Mervyns Joint Venture (as defined below), which resulted in a $5.6 million gain as the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets. (See Mervyns Joint Venture discussion in Liquidity and Capital Resources.)
Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Gain on disposition of real estate, net	$145	$7,128	$(6,983)	(98.0)%

	Nine-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Gain on disposition of real estate, net (A)	$61	$8,222	$(8,161)	(99.3)%

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Nine-Month Periods
	Ended September 30,
	2010	2009
Land sales	$0.4	$7.3
Previously deferred gains and other gains and losses on dispositions	(0.3)	0.9

	$0.1	$8.2

The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition. The previously deferred gains are a result of assets that were contributed to joint ventures in prior years.
Non-Controlling Interests (in thousands)

	For the Three Months
	Ended September 30,
	2010	2009	$ Change	% Change
Loss attributable to non-controlling interests	$1,450	$2,804	$(1,354)	(48.3)%

	For the Nine Months
	Ended September 30,
	2010	2009	$ Change	% Change
Loss attributable to non-controlling interests (A)	$38,378	$39,848	$(1,470)	(3.7)%

(A)	The Company recorded Loss attributable to non-controlling interests as follows (in millions):

(Increase)
Decrease
Mervyns Joint Venture (owned approximately 50% by the Company)	$(14.3)
Other non-controlling interests	12.7
Decrease in the quarterly distribution to operating partnership unit investments	0.1

$(1.5)

DDR MDT MV (“Mervyns Joint Venture”) owns real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The change in the non-controlling interest is primarily a result of the decrease in the amount of impairment charges recorded in 2010 compared to 2009. The share of impairment charges for the holder of the non-controlling interest was approximately $18.8 million for the nine-month period ended September 30, 2010 compared to $61.0 million for the nine-month period ended September 30, 2009, including discontinued operations. This entity was deconsolidated for accounting purposes by the Company in the third quarter of 2010 and the operating results are reported as a component of discontinued operations. (See discussion of the default status of the joint venture’s mortgage note payable and asset receivership status in Liquidity and Capital Resources.) Partially offsetting this decrease is income primarily attributable to impairment charges recorded in the second quarter of 2010 by one of the Company’s 75% owned consolidated investments, which owns land held for development in Togliatti and Yaroslavl, Russia.

Net Loss (in thousands)

	Three-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Net loss attributable to DDR	$(14,310)	$(137,846)	$123,536	(89.6)%

	Nine-Month Periods
	Ended September 30,
	2010	2009	$ Change	% Change
Net loss attributable to DDR	$(125,132)	$(277,029)	$151,897	(54.8)%
     The increase in net loss attributable to DDR for the three and nine months ended September 30, 2010 compared to 2009, was primarily the result of a decrease in impairment-related charges, gain on debt retirement and the equity derivative adjustment associated with the Otto Family investment in the Company.
A summary of changes in 2010 as compared to 2009 is as follows (in millions):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30	September 30
Increase (decrease) in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$0.3	$(4.9)
Increase in impairment charges	(4.6)	(65.5)
Decrease in general and administrative expenses	5.7	10.9
Increase in depreciation expense	(3.5)	(1.5)
Decrease in interest income	(1.6)	(5.0)
Increase in interest expense	(1.0)	(5.1)
Decrease in gain on retirement of debt, net	(23.5)	(142.0)
Decrease in loss on equity derivative instruments	106.9	183.6
Change in other expense (income)	(6.1)	(9.5)
(Increase) decrease in equity in net loss of joint ventures	(4.6)	5.2
Decrease in impairment of joint venture investments	61.2	101.6
Change in income tax (expense) benefit	(0.5)	2.0
Increase from discontinued operations	3.2	91.8
Increase in net loss on disposition of real estate	(7.0)	(8.2)
Change in non-controlling interests	(1.4)	(1.5)

Decrease in net loss attributable to DDR	$123.5	$151.9

Funds From Operations
     The Company believes that FFO, which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.
     FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.
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
     These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a measure of a real estate asset’s performance, (ii) to shape acquisition, disposition and capital investment strategies, and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.
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
     For the three-month period ended September 30, 2010, FFO applicable to DDR common shareholders was $37.1 million, compared to a loss of $90.1 million for the same period in 2009. For the nine-month period ended September 30, 2010, FFO applicable to DDR common shareholders was $32.7 million, compared to a loss of $116.6 million for the same period in 2009. The increase in FFO for the nine-month period ended September 30, 2010, was primarily the result of a decrease in impairment-related charges, gain on debt retirement and the equity derivative adjustment associated with the Otto Family investment in the Company.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss applicable to common shareholders (A)	$(24,877)	$(148,413)	$(156,834)	$(308,731)
Depreciation and amortization of real estate investments	53,026	51,635	161,769	170,236
Equity in net loss of joint ventures	4,801	183	3,777	8,557
Joint ventures’ FFO (B)	10,457	13,584	32,319	32,553
Non-controlling interests (OP Units)	8	8	24	167
Gain on disposition of depreciable real estate (C)	(6,339)	(7,130)	(8,394)	(19,405)

FFO applicable to common shareholders	37,076	(90,133)	32,661	(116,623)
Preferred dividends	10,567	10,567	31,702	31,702

Total FFO	$47,643	$(79,566)	$64,363	$(84,921)

(A)	Includes straight-line rental revenue of approximately $0.4 million and $1.1 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.7 million and $2.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively. In addition, includes straight-line ground rent expense of approximately $0.5 million and $0.6 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.5 million and $1.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively (including discontinued operations).

(B)	At September 30, 2010 and 2009, the Company owned unconsolidated joint venture interests relating to 245 and 318 operating shopping center properties, respectively.
     Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net loss (1)	$(21,278)	$(32,244)	$(69,573)	$(95,179)
Loss on sale of real estate	—	—	(47)	—
Depreciation and amortization of real estate investments	47,814	62,434	149,815	189,472

FFO	$26,536	$30,190	$80,195	$94,293

DDR’s share of FFO	$10,457	$13,584	$32,319	$32,553

(1)	Revenues for the three- and nine-month periods includes the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Straight-line rents	$0.9	$1.4	$3.0	$3.0
DDR’s proportionate share	$0.1	$0.2	$0.4	$0.3

(C)	The amount reflected as gains on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the nine-month period ended September 30, 2010, the Company recorded $0.4 million of gain on land sales. Net gains resulting from residual land sales aggregated $7.3 million for both the three- and nine-month periods ended September 30, 2009.
Operating FFO
     FFO excluding the net non-operating charges detailed below, or Operating FFO, is useful to investors as the Company removes these net charges to analyze the results of its operations and assess performance of the core operating real estate portfolio.

     The Company incurred non-operating charges and gains for the three months ended September 30, 2010 and 2009, aggregating $26.1 million and $164.6 million, respectively, and for the nine months ended September 30, 2010 and 2009, aggregating $160.7 million and $352.0 million, respectively, summarized as follows (in millions):

	For the Three-Month		For the Nine-Month
	Periods Ended		Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
Impairment charges — consolidated assets	$5.1	$0.5	$78.2	$12.7
Less portion of impairment charges allocated to non-controlling interests	—	—	(31.2)	(31.4)
Executive separation charge	—	—	2.1	—
Gain on debt retirement, net	(0.3)	(23.9)	(0.3)	(142.4)
Loss on equity derivative instruments related to Otto investment	11.3	118.2	14.6	198.2
Litigation expenditures, debt extinguishment costs, and other expenses, net of tax	3.9	—	16.0	—
Loss on asset sales and impairment charges — equity method investments	3.0	0.7	6.4	16.4
Consolidated impairment charges and loss on sales — discontinued operations	7.3	5.2	75.3	171.9
FFO associated with Mervyns Joint Venture, net of non-controlling interest	1.0	—	4.8	—
Gain on deconsolidation of interests, net	(5.2)	—	(5.2)	—
Change in control compensation charge	—	4.9	—	15.4
(Gain) loss on sale of MDT units, net loan loss reserve and other expenses	—	(2.2)	—	9.6
Impairment charges on equity method investments	—	61.2	—	101.6

Total non-operating items	26.1	164.6	160.7	352.0
FFO attributable to DDR common shareholders	37.1	(90.1)	32.7	(116.6)

Operating FFO attributable to DDR common shareholders	$63.2	$74.5	$193.4	$235.4

     During 2008, due to the volatility and volume of significant and unusual accounting charges and gains recorded in the Company’s operating results, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net loss determined in accordance with GAAP as well as FFO. The Company believes that FFO and Operating FFO along with reported GAAP measures, enables management to analyze the results of its operations and assess the performance of its operating real estate and also may be useful to investors. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.
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
Liquidity and Capital Resources
     The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company. In 2010, the Company has strategically allocated cash flow from operating and financing activities. The Company utilized public debt and equity offerings to strengthen the balance sheet and improve its financial flexibility.
     In October 2010, the Company entered into a new unsecured revolving credit facility with a syndicate of financial institutions arranged by JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (“the New Unsecured Credit Facility”). The syndicates in the New Unsecured Credit Facility are substantially the same as the original facility. The size of the New Unsecured Credit Facility was reduced from $1.25 billion to $950 million with an accordion feature up to $1.2 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and certain financial covenants are maintained. In addition, the Company also entered into a new $65 million unsecured credit facility with PNC Bank, N.A. (the “New PNC Facility” and, together with the New Unsecured Credit Facility, the “New Revolving Credit Facilities”). The size of the New PNC Facility was reduced from $75 million to $65 million. Both of the New Revolving Credit Facilities mature in February 2014 and, currently bear interest at variable rates based on LIBOR plus 275 basis points and, subject to adjustment as determined by the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).
     The New Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or bondholders declare a default, as defined in the applicable debt documentation, this could result in the Company’s inability to obtain further funding and/or an acceleration of any outstanding borrowings. As of September 30, 2010, the Company was in compliance with all of its financial covenants. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants for the remainder of 2010 and beyond.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital to funds its obligations such as all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan to the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.
     The Company expects to fund its obligations from available cash, current operations and utilization of its New Revolving Credit Facilities. The following information summarizes the availability of the New Revolving Credit Facilities based on the borrowing capacity of the new facilities entered into in October 2010 and reflecting the borrowings outstanding at September 30, 2010 (in millions):

Cash and cash equivalents	$21.3

New Revolving Credit Facilities	$1,015.0
Less:
Amount outstanding	(483.1)
Letters of credit	(20.4)

Borrowing capacity available	$511.5

     As of September 30, 2010, the Company also had unencumbered consolidated operating properties generating approximately $259.1 million of NOI for the twelve-month trailing period ended September 30, 2010, as calculated pursuant to the New Revolving Credit Facilities, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on unsecured borrowings.
     The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2010 and beyond. Over the past 12 months, the Company has already implemented several steps integral to the successful execution of its capital raising plans through a combination of retained capital, the issuance of common shares, debt financing and refinancing, and asset sales.

     The Company intends to continue implementing a longer-term financing strategy and reduce its reliance on short-term debt. The Company believes its New Revolving Credit Facilities should be appropriately sized for the Company’s liquidity strategy. The execution of these agreements was an integral part of the Company’s strategy to extend debt maturities and align the New Revolving Credit Facilities with longer term capital structure needs.
     Part of the Company’s overall strategy includes addressing debt maturing in 2010 and years following. As part of this strategy, through September 30, 2010, the Company purchased approximately $256.6 million aggregate principal amount of its outstanding senior unsecured notes, which includes the repurchase of $83.1 million aggregate principal amount of outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010.
     In March 2010, the Company issued $300 million aggregate principal amount of its 7.5% senior unsecured notes due April 2017. In August 2010, the Company issued $300 million aggregate principal amount of its 7.875% senior unsecured notes due September 2020. In November 2010, the Company issued $350 million aggregate principal amount of its 1.75% convertible senior unsecured notes due November 2040. In addition, the Company issued 53.0 million of its common shares in 2010 for aggregate gross proceeds of $454.4 million. Substantially all of the net proceeds from these offerings were used to repay debt with shorter-term maturities, to repay amounts outstanding on the Revolving Credit Facilities and to invest in two loans aggregating $58.3 million that are secured by seven shopping centers, six of which are managed and leased by the Company.
     The Company has been focused on balancing the amount and timing of its debt maturities. As a result of the debt repurchases, unsecured debt issuances and New Revolving Credit Facilities all completed in 2010, the Company extended its weighted average debt duration to over four years in October 2010. At September 30, 2010, the Company did not have any remaining consolidated 2010 debt maturities. The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2011. In October 2010, the Company extended the maturity date of the New Revolving Credit Facilities to 2014 and repaid $200 million of the term loan maturing in 2011. The wholly-owned maturities for 2011 include the remainder of the term loan, unsecured notes due in April and August 2011 aggregating $180.6 million and mortgage maturities of approximately $210 million. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives.
     The Company continues to look beyond 2010 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.
Unconsolidated Joint Ventures
     At September 30, 2010, the Company’s unconsolidated joint venture mortgage debt maturing in 2010 was $285.2 million (of which the Company’s proportionate share was $51.8 million). Of this amount, $250.1 million (of which the Company’s proportionate share was $41.1 million) is attributable to the Coventry II Fund assets (see Coventry II Fund discussion below) that all have matured and two of which are in default as of November 8, 2010. At September 30, 2010, the remainder of the Company’s unconsolidated joint venture mortgage debt maturing in 2010 aggregated

$35.1 million, of which the Company’s proportionate share was approximately $10.7 million. At September 30, 2010, the Company’s unconsolidated joint venture mortgage debt maturing in 2011 was $763.9 million (of which the Company’s proportionate share is $250.7 million). Of this amount, $64.4 million (of which the Company’s proportionate share was $12.9 million) was attributable to the Coventry II Fund assets (see Coventry II Fund discussion below).
     These obligations generally require monthly payments of principal and/or interest over the term of the obligation. In light of the current economic conditions, no assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated. Also, additional financing may not be available at all or on terms favorable to the Company or its joint ventures (see Contractual Obligations and Other Commitments).
Deconsolidation of Mervyns Joint Venture
     As of September 30, 2010, the Company’s joint venture with EDT Retail Trust (formerly Macquarie DDR Trust, (“MDT”)), Mervyns Joint Venture, owned the underlying real estate of 25 assets formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The Company owns a 50% interest in the Mervyns Joint Venture, which was previously consolidated by the Company. In June 2010, the Mervyns Joint Venture received a notice of default from the servicer for the non-recourse loan secured by all of the remaining former Mervyns stores due to the non-payment of required monthly debt service. In August 2010, a court appointed a third-party receiver to manage and liquidate the remaining former Mervyns stores. The amount outstanding under this mortgage note payable was $155.7 million at August 31, 2010. In October 2010, the mortgage note matured.
     During the second quarter of 2010, the Company changed its holding period assumptions for this primarily vacant portfolio as it was no longer committed to providing any additional capital. This triggered the recording of consolidated impairment charges of approximately $37.6 million on the Mervyns Joint Venture assets of which the Company’s proportionate share was $16.5 million after adjusting for the allocation of loss to the non-controlling interest. Due to the appointment of a third-party receiver, the Company no longer has the contractual ability to direct the activities that most significantly impact the economic performance of the Mervyns Joint Venture nor does it have the obligation to absorb losses or receive benefit from the Mervyns Joint Venture that could potentially be significant to the entity. As a result, in September 2010, the Company deconsolidated the assets and obligations of the Mervyns Joint Venture. Upon deconsolidation, the Company recorded a gain of approximately $5.6 million because the carrying value of the nonrecourse debt exceeded the carrying value of the collateralized assets of the joint venture. The revenues and expenses associated with the Mervyns Joint Venture for all of the periods presented, including the $5.6 million gain, are classified within discontinued operations in the condensed consolidated statements of operations.
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
The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended
	September 30,
	2010	2009
Cash flow provided by operating activities	$211,038	$216,651
Cash flow provided by investing activities	9,312	136,328
Cash flow used for financing activities	(225,118)	(354,704)
     Operating Activities: The decrease in cash flow from operating activities in the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to the impact of asset sales.
     Investing Activities: The change in cash flow from investing activities for the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to a reduction in capital expenditure spending for redevelopment and ground-up development projects as well as the release of restricted cash partially offset by the issuance of notes receivable and a reduction in proceeds from the disposition of real estate.
     Financing Activities: The change in cash flow used for financing activities for the nine months ended September 30, 2010, as compared to the same period in 2009 was primarily due to proceeds received from the issuance of common shares and senior notes in 2010.
     The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $46.8 million for the nine months ended September 30, 2010, as compared to $92.2 million of dividends paid in a combination of cash and the Company’s shares for the same period in 2009. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2010.
     The Company declared a quarterly dividend of $0.02 per common share for the first three quarters of 2010. The Company will continue to monitor the 2010 dividend policy and provide for adjustments, as determined to be in the best interests of the Company and its shareholders, to maximize the Company’s free cash flow while still adhering to REIT payout requirements.
Sources and Uses of Capital
Dispositions
     During the nine-month period ended September 30, 2010, the Company sold 23 consolidated properties, aggregating 2.1 million square feet, generating gross proceeds of $116.9 million, and recorded an aggregate loss on disposition of approximately $2.6 million. The Company previously recorded approximately $69.8 million of impairment charges in prior quarters relating to these disposed assets. Four separate unconsolidated joint ventures sold 25 properties, aggregating 4.7 million square feet through September 30, 2010, generating gross proceeds of $495.5 million. The

Company’s proportionate share of the aggregate loss recorded by these joint ventures was approximately $4.1 million.
     As part of the Company’s deleveraging strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and smaller shopping centers with limited opportunity for growth. For certain real estate assets for which the Company has entered into agreements that are subject to contingencies, including contracts executed subsequent to September 30, 2010, a loss of approximately $15 million could be recorded if all such sales were consummated on the terms currently being negotiated. Given the current state of the financial markets and the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on these assets at September 30, 2010 as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, including financial covenants, in addition to the impact on operating results. As a result, it is possible that additional assets could be sold for a loss after taking into account the above considerations and such loss could be material.
Developments, Redevelopments and Expansions
     In 2010, the Company expects to expend an aggregate of approximately $93.4 million, net, of which approximately $77.1 million, net, was spent through September 30, 2010 to develop, expand, improve and re-tenant various consolidated properties.
     The Company will continue to closely monitor its spending in 2010 and 2011 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2010 or 2011. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria include a higher cash-on-cost project return threshold, a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
     The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204 million. At September 30, 2010, approximately $183.9 million of costs had been incurred in relation to these projects. The Company is also currently expanding/redeveloping a wholly-owned shopping center in Miami (Plantation), Florida, at a projected aggregate net cost of approximately $51.6 million. At September 30, 2010, approximately $37.8 million of costs had been incurred in relation to this redevelopment project.

     At September 30, 2010, the Company had approximately $537.4 million of recorded costs related to land and projects under development, for which active construction has ceased. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value. However, if the Company were to dispose of certain of these assets in the current market, the Company would likely incur a loss, which would be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows is less than the asset’s carrying value.
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
     The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

			Company-
	Effective		Owned Square
Unconsolidated Real Estate	Ownership		Feet	Total Debt
Ventures	Percentage (A)	Assets Owned	(Thousands)	(Millions)

DDRTC Core Retail Fund LLC	15.0%	49 shopping centers in several states	12,161	$1,230.6
Domestic Retail Fund	20.0%	63 shopping centers in several states	8,282	965.8
Sonae Sierra Brasil BV Sarl	47.8%	10 shopping centers and a management company in Brazil	3,803	94.8
DDR — SAU Retail Fund	20.0%	28 shopping centers in several states	2,371	196.3

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
Funding for Joint Ventures
     In connection with the development of shopping centers owned by certain affiliates and for which the Company is the development manager, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $5.0 million at September 30, 2010. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at September 30, 2010, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company has advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrues interest at the greater of LIBOR plus 700 basis points or 12%, and has a default rate of 16% and an initial maturity of July 2011. The Company established a reserve for the full amount recorded related to this advance in 2009 (see Coventry II Fund discussion below).
Coventry II Fund
     At September 30, 2010, Coventry Real Estate Advisors L.L.C. sponsored, and its affiliate served as managing member of, Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively the “Coventry II Fund”) which, along with the Company, through a series of joint ventures, owned nine value-added retail properties and 38 sites formerly occupied by Service Merchandise. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Legal Matters).
     As of September 30, 2010, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $13.9 million. The Company advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield which is subordinate to a senior lender. At September 30, 2010, this advance was fully reserved. In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financings for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying project, and the aggregate amount of the Company’s guaranties is approximately $39.7 million at September 30, 2010.
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
     In 2009, in connection with the Bloomfield Hills, Michigan project, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action, and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The Company paid its 20% guarantee of this loan in July 2009.
     Also in 2009, the mortgages on the Kirkland, Washington project and the Benton Harbor, Michigan project matured. The Company provided payment guaranties with respect to such loans. In June 2010, these loans were extended for one year.
     Also in 2009, the lenders for the Service Merchandise portfolio, the Orland Park, Illinois project and the Cincinnati, Ohio project sent to the borrowers formal notices of default. The Company provided a partial payment guaranty for the Service Merchandise portfolio loan. In September 2010, the Service Merchandise loan was extended for two years. The Coventry II Fund is exploring a variety of strategies with the lenders for the Orland Park and Cincinnati projects.
     On July 23, 2010, the construction loan for the Allen, Texas project matured, and on August 2, 2010, the borrower received from the lender formal notice of default. The Company provided a payment guaranty with respect to such loan. The loan has been extended until November 20, 2010. The Coventry II Fund is exploring a variety of further extension and forbearance strategies.
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
     The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $4.0 billion and $5.6 billion at September 30, 2010 and 2009, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have industry-standard recourse provisions to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount which aggregated $43.5 million at September 30, 2010, including guarantees associated with the Coventry II Fund.
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
     For the nine months ended September 30, 2010, $5.2 million of net gains related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding at September 30, 2010, was approximately $4.4 billion, as compared to approximately $5.2 billion at both December 31, 2009 and September 30, 2009.
     In November 2010, the Company issued $350 million aggregate principal amount of 1.75% convertible senior notes due November 2040. The notes have an initial conversion rate of 61.0361 per $1,000 principal amount of the notes, representing a conversion price of approximately $16.38 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The Company may redeem the notes anytime on or after November 15, 2015 in whole or in part for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the redemption date. Holders may require the Company to repurchase the notes in whole or in part for cash at 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the repurchase date, on November 15, 2015; November 15, 2020; November 15, 2025; November 15, 2030; and November 15, 2035, as well as following the occurrence of certain change of control transactions. Additionally, the holders of the notes may convert the notes upon the occurrence of specified events, as well as anytime during the period beginning on May 15, 2040 through the second business day preceding the maturity date. In these instances, the principal amount of the notes will be converted into cash and the remainder, if any, of the conversion value in excess of such principal amount will be converted into cash, the Company’s common shares or a combination thereof (at the Company’s election).
     In October 2010, the Company entered into the New Unsecured Credit Facility and the New PNC Facility. The size of the New Unsecured Credit Facility was reduced from $1.25 billion to $950 million with an accordion feature up to $1.2 billion. The size of New PNC Facility was reduced from $75 million to $65 million. Both of the New Revolving Credit Facilities mature in February 2014 and, currently bear interest at variable rates based on LIBOR plus 275 basis points and, subject to adjustment as determined by the Company’s current corporate credit ratings from Moody’s and S&P.
     In October 2010, the Company amended its secured term loan with KeyBank National Association to conform the covenants to the New Unsecured Revolving Credit Facility provisions and repaid $200 million of the outstanding balance.
     In August 2010, the Company issued $300 million aggregate principal amount of 7.875% senior unsecured notes due September 2020. In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017. Net proceeds from these offerings were used to repay debt with shorter-term maturities and to reduce amounts outstanding on the Company’s unsecured credit facilities.
     In the first nine months of 2010, the Company purchased approximately $256.6 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a discount to par, resulting in a gross gain of approximately $5.9 million prior to the write-off of $5.9 million of unamortized convertible debt accretion, unamortized deferred financing costs and unamortized discount. Included in the first quarter purchases was approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. These purchases included debt maturities in 2010 and 2011 as well as convertible senior unsecured notes due in 2012.
     In 2010, the Company issued common shares of which substantially all net proceeds were used to repay amounts outstanding on the Revolving Credit Facilities and invest in two loans aggregating $58.3 million that are secured by seven shopping centers, six of which are managed and leased by the Company. The issuances are as follows (in millions):

Issuance Date	Shares	Gross Proceeds
January 2010	5.0	$46.1
February 2010	42.9	350.0
September 2010	5.1	58.3

Total issued	53.0	$454.4

Capitalization
     At September 30, 2010, the Company’s capitalization consisted of $4.4 billion of debt, $555.0 million of preferred shares and $2.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $11.22, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2010), resulting in a debt to total market capitalization ratio of 0.6 to 1.0, as compared to a ratio of 0.7 to 1.0 at September 30, 2009. The closing price of the common shares on the New York Stock Exchange was $9.24 at September 30, 2009. At September 30, 2010, the Company’s total debt consisted of $3.1 billion of fixed-rate debt and $1.3 billion of variable-rate debt, including $100.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At September 30, 2009, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.
     It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s and re-establish an investment grade rating with S&P and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.
Contractual Obligations and Other Commitments
     The Company has repaid all consolidated debt maturities for the remainder of 2010. The Company has turned its focus to the timing and deleveraging opportunities for the consolidated debt maturing in 2011. In October 2010, the Company extended the maturity date of the New Revolving Credit Facilities to 2014 and repaid $200 million of the term loan maturing in 2011. The wholly-owned maturities for 2011 include the remainder of the term loan, unsecured notes due in April and August 2011 aggregating $180.6 million and mortgage maturities of approximately $210 million. The Company expects to repay this indebtedness through new debt or equity issuances, extension of existing lending options, refinancing or utilizing the availability on its New Revolving Credit Facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At September 30, 2010, the Company had letters of credit outstanding of approximately $54.0 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $38.1 million with general contractors for its wholly-owned and consolidated joint venture properties at September 30, 2010. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
     The Company routinely enters into contracts for the maintenance of its properties, which typically can be cancelled upon 30 to 60 days notice without penalty. At September 30, 2010, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.7 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through September 30, 2010, other than as described above. (see discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off-Balance Sheet Arrangements.)
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
Economic Conditions
     The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 has continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2010. However, the Company believes there is an improvement in the level of optimism within its tenant base. Many retailers executed contracts in 2010 to open new stores and have strong store opening plans for 2011 and 2012. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection on the general outlook of consumers who are responding to the broader economic uncertainty by demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy is that the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.0% of total 2010 consolidated revenues (Walmart at 5.0%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
     The Company continously monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectability assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.
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
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to the major tenant bankruptcies, the shopping center portfolio occupancy was at 88.0% at September 30, 2010. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign a large number of new leases at rental rates that are returning to historic averages. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
Legal Matters
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by Coventry Real Estate Advisors L.L.C. (collectively, the “Coventry II Fund”), through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and had asserted various counterclaims against Coventry.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled in January 2011. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the California Court of Appeals entered an order affirming the jury verdict. Included in other liabilities on the condensed consolidated balance sheet at September 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest. A charge of approximately $5.1 million ($2.7 million net of tax), was recorded in the second quarter of 2010 relating to this matter.
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
     New Accounting Standards Implemented
Amendments to Consolidation of Variable Interest Entities
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 810, Consolidation (“ASC 810”), which was effective for fiscal years beginning after November 15, 2009, and introduced a more qualitative approach to evaluating Variable Interest Entities (“VIEs”) for consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven reassessments as previously required, and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.
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
     As previously discussed in Liquidity and Capital Resources, the Company deconsolidated the Mervyns Joint Venture, which had total assets and non-recourse liabilities of $151.3 million and $156.9 million, respectively, upon the appointment by the court of a receiver (“Receivership”) in August 2010. As a result of the Receivership agreement, the Company deconsolidated the Mervyns Joint Venture because it no longer has the contractual ability to direct the activities that most significantly impact the Mervyns Joint Venture’s economic performance nor does it have the obligation to absorb losses or receive benefits from the Mervyns Joint Venture that could potentially be significant to the entity. The Company’s accounting policy for evaluating receivership transactions is based upon ASC 810, whereas diversity in practice exists whereby others may apply the provisions of ASC 360-20, Property, Plant, and Equipment—Real Estate Sales (“Alternative View”). Under the Alternative View, the Company would likely not record a gain (or loss) and would continue to consolidate the entity (and its assets and non-recourse liabilities) until it legally transferred the title of the underlying assets and was relieved of its obligations. The Emerging Issues Task Force (“EITF”) of the FASB discussed this type of transaction at its September 2010 meeting but did not reach a conclusion. The EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus in favor of the Alternative View, the Company will evaluate the impact of such conclusion on its financial statements.
Forward-Looking Statements
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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;
•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;
•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;
•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space, by such tenants;
•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;
•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all, and other factors;
•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;
•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;
•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs, and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default, and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;
•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;
•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;
•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;
•	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;
•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;
•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside of the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;
•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;
•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;
•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;
•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;
•	Different lending practices;
•	Cultural and consumer differences;
•	Changes in applicable laws and regulations in the United States that affect foreign operations;
•	Difficulties in managing international operations and
•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and
•	The Company may have to restate certain financial statements as a result of changes in, or the adoption of, new accounting rules and regulations to which the Company is subject, including accounting rules and regulations affecting the Company’s accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2010				December 31, 2009
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total
Fixed-Rate Debt (A)	$3,077.1	4.4	6.2%	70.0%	$3,684.0	3.3	5.7%	71.1%
Variable-Rate Debt (A)	$1,318.2	1.7	1.5%	30.0%	$1,494.7	2.0	1.5%	28.9%

(A)	Adjusted to reflect the $100 million and $400 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 4.8% and 5.0% at September 30, 2010 and December 31, 2009, respectively.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	September 30, 2010				December 31, 2009
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted-	Weighted-
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed-Rate Debt	$3,305.9	$710.6	4.2	5.7%	$3,807.2	$785.4	4.8	5.6%
Variable-Rate Debt	$691.2	$131.0	1.5	3.3%	$740.5	$131.6	0.6	3.0%
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
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2010 and December 31, 2009, the interest rate on the Company’s $100 million and $400 million, respectively, consolidated floating rate debt, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

     The fair value of the Company’s fixed-rate debt is adjusted to include (i) include the $100 million and $400 million that were swapped to a fixed rate at September 30, 2010 and December 31, 2009, respectively, and (ii) the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at September 30, 2010 and December 31, 2009, is summarized as follows (in millions):

	September 30, 2010					December 31, 2009
				100 Basis Point					100 Basis Point
				Increase in					Increase in
	Carrying	Fair		Market Interest		Carrying	Fair		Market Interest
	Value	Value		Rates		Value	Value		Rates
Company’s fixed-rate debt	$3,077.1	$3,218.6	(A)	$3,111.6	(B)	$3,684.0	$3,672.1	(A)	$3,579.4	(B)
Company’s proportionate share of joint venture fixed-rate debt	$710.6	$683.0		$661.6		$785.4	$703.1		$681.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $6.2 million and $15.4 million at September 30, 2010 and December 31, 2009, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $4.9 million and $12.2 million at September 30, 2010 and December 31, 2009, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at September 30, 2010 would result in an increase in interest expense of approximately $9.9 million for the Company and $1.0 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
     The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2010, the Company had no other material exposure to market risk.

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
     During the three-month period ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Other than as described below and other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not currently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company other than described below.
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by Coventry Real Estate Advisors L.L.C. (collectively, the “Coventry II Fund”), through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements, (ii) breached its fiduciary duties as a member of various limited liability companies, (iii) fraudulently induced the plaintiffs to enter into certain agreements and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part and denied in part the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009 issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. A trial on the Company’s request for a permanent injunction is currently scheduled in January 2011. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.
     The Company is also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorney’s fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagrees with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the California Court of Appeals entered an order affirming the jury verdict. Included in other liabilities on the condensed consolidated balance sheet at September 30, 2010 is a provision of $11.1 million that represents the full amount of the verdict, plaintiff’s attorney’s fees and accrued interest.
ITEM 1A. RISK FACTORS
     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
			of Publicly	Shares that May Yet
	(a) Total number of	(b) Average Price	Announced Plans	Be Purchased Under
	shares purchased (1)	Paid per Share	or Programs	the Plans or Programs
July 1 — 31, 2010	96	$10.03	—	—
August 1 — 31, 2010	72,301	11.35	—	—
September 1 — 30, 2010	—	—	—	—

Total	72,397	$11.35	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

4.1	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National Association

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101.SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

2	Submitted electronically herewith.
     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Operations for the Nine-Month Periods Ended September 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2010 and 2009, and (v) Notes to Condensed Consolidated Financial Statements.
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
DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 8, 2010 (Date)	/s/ Christa A. Vesy Christa A. Vesy, Senior Vice President and Chief
Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg.	Form 10-Q		Incorporated Herein
S-K Item 601	Exhibit No.	Description	by Reference
4.1	4.1	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National Association	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith