Form 10-K
period 2010-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2011-02-28
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was $2.0 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

256,869,144 common shares outstanding as of February 11, 2011

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

Developers Diversified Realty Corporation, an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, office properties. Unless otherwise provided, references herein to the Company or DDR include Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

The Company’s acquisitions and dispositions from January 1, 2006, to February 11, 2011, are listed below:

	Property Acquisitions		Property Dispositions
		Unconsolidated		Unconsolidated
Year	Consolidated	Joint Ventures	Consolidated	Joint Ventures

2011	—	—	1	2
2010	—	—	56	37
2009	4	—	34	12
2008	—	11	22	—
2007	249	68	67	7
2006	5	15	6	9

The table above does not reflect the Company’s acquisition of its partner’s 50% interest in one shopping center asset in 2011. In 2010, property dispositions include assets for which control has been relinquished and the Company does not have any further significant economic interest. In 2007, 315 shopping centers were acquired through the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), of which 66 were held by an unconsolidated joint venture of IRRETI. Of the 15 properties acquired through unconsolidated joint ventures in 2006, nine properties are located in Brazil.

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

The Company’s corporate office is located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. The Company uses its Investor Relations website, (http://www.ddr.com), as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q, and 8-K; the Company’s proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is not incorporated by reference into this Form 10-K unless expressly noted.

Financial Information About Industry Segments

The Company is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, office properties. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference.

Narrative Description of Business

The Company’s portfolio as of February 11, 2011, consisted of 522 shopping centers and six office properties (including 233 centers owned through unconsolidated joint ventures and three centers that are otherwise consolidated by the Company) and more than 1,800 acres of undeveloped land (of which approximately 250 acres are owned through unconsolidated joint ventures) (collectively, the “Portfolio Properties”). The shopping center properties consist of shopping centers, enclosed malls and lifestyle centers. From January 1, 2008, to February 11, 2011, the Company sold 137 shopping centers (including 49 properties owned through unconsolidated joint ventures) containing an aggregate of approximately 16 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate sales price of approximately $1.4 billion. From January 1, 2008, to February 11, 2011, the Company acquired 15 shopping centers (including 11 properties owned through unconsolidated joint ventures) containing an aggregate of approximately 1.9 million square feet of GLA owned by the Company for an aggregate purchase price of approximately $0.3 billion. In addition, the Company manages 41 properties owned by a third party.

At December 31, 2010, the Company had three wholly-owned shopping centers under development and/or redevelopment.

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Office Property
	Portfolio		Portfolio
	December 31,		December 31,
	2010	2009	2010	2009

Centers owned	525	618	6	6
Aggregate occupancy rate	88.4%	86.9%	80.7%	71.4%
Average annualized base rent per occupied square foot	$13.36	$12.75	$11.05	$12.35

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	December 31,		December 31,
	2010	2009	2010	2009

Centers owned	286	310	236	274
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	3	34
Aggregate occupancy rate	88.6%	89.6%	88.2%	83.9%
Average annualized base rent per occupied square foot	$12.23	$11.79	$14.74	$13.83

The Company’s aggregate occupancy rates in 2010 and 2009 are low relative to historical rates due to the impact of the major tenant bankruptcies that occurred in 2008. However, the Company has been successful in 2010 in executing leases for numerous previously vacant anchor boxes resulting in the overall year-over-year improvement in the occupancy rate for the combined portfolio.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages substantially all of the Portfolio Properties. At December 31, 2010, the Company owned and/or managed more than 101.8 million square feet of Company-owned GLA, which included all of the Portfolio Properties and 41 properties owned by a third party (aggregating 10.2 million square feet of GLA).

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

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties. The Company may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments or for other corporate purposes. The Company’s real estate strategy and philosophy has been to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. At the end of 2008, in response to the unprecedented events that had taken place within the economic environment and in the capital markets, the Company refined its strategies to mitigate risk and focus on core operating results. These strategies are, as described below, to highlight the quality of the core portfolio and dispose of those properties that are not likely to generate superior growth, to reduce leverage by utilizing strategic financial measures and to protect the Company’s long-term financial strength.

The Company’s strategies are summarized as follows:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers;

•	Address capital requirements through asset sales, including sales to joint ventures, retained capital, maintain dividend payments at the amount required to meet minimum REIT requirements, pursue extension of existing loan agreements and enter into new financings, and, to the extent deemed appropriate, minimize further capital expenditures;

•	Access equity capital through the public markets and other viable alternatives;

•	Reduce total consolidated debt and pursue de-leveraging goals, including extending the duration of the Company’s debt;

•	Reduce expected spending within the Company’s development and redevelopment portfolios by phasing construction until sufficient pre-leasing is reached and financing is in place;

•	Selectively pursue new investment opportunities only after significant equity and debt financings are identified and underwritten expected returns sufficiently exceed the Company’s current cost of capital;

•	Continue leasing strategy of enhancing tenant relationships at a high level through its national account program and increasing occupancy with high-quality tenants;

•	Renew tenants’ extension options and execute leases in a timely manner;

•	Dedicate Company resources to monitor tenant bankruptcies, identify potential space recapture and focus on marketing and re-tenanting those spaces;

•	Increase per share cash flows through the strategic disposition of non-core assets and utilize the proceeds to repay debt and invest in other higher growth real estate assets and developments;

•	Selectively develop or sell the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements;

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws and

•	Explore international markets and selectively invest where the greatest value creation opportunities exist.

At December 31, 2010, the Company’s capitalization, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, aggregated $8.5 billion and consisted of $4.3 billion of debt,

$555.0 million of preferred shares and $3.6 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by $14.09, the closing price of the common shares on the New York Stock Exchange at December 31, 2010), resulting in a debt to total market capitalization ratio of 0.51 to 1.0, as compared to the ratios of 0.68 to 1.0 and 0.83 to 1.0 at December 31, 2009 and 2008, respectively. The improvement in this ratio is primarily a result of the Company’s strategic initiative to delever its balance sheet. At December 31, 2010, the Company’s total debt, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $3.4 billion of fixed-rate debt and $0.9 billion of variable-rate debt, including $150 million of variable-rate debt that had been effectively swapped to a fixed rate. At December 31, 2009, the Company’s total debt, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $3.7 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $400 million of variable-rate debt that had been effectively swapped to a fixed rate.

The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities including its growth, debt capitalization, dividends, status as a REIT and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010, for information on certain recent developments of the Company, which is incorporated herein by reference.

Competition

As one of the nation’s largest owners and developers of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in shopping centers to tenants. In addition, tenants have been more selective in new store openings, which are expected to reduce the demand for new space.

Employees

As of January 31, 2011, the Company employed 682 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

As of December 31, 2010, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

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

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate;

•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	The Company’s ability to provide adequate management services and to maintain its properties;

•	Increased operating costs, if these costs cannot be passed through to tenants and

•	The expense of periodically renovating, repairing and reletting spaces.

Because the Company’s properties consist primarily of community shopping centers, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on its ability to collect rent from tenants. The Company’s income and funds for distribution would be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due or

•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2010, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

% of Annualized Base
Tenant	Rental Revenues

Walmart	4.1%
T.J. Maxx	2.2%
PetSmart	1.9%
Bed Bath & Beyond	1.8%
Kohl’s	1.6%
Michaels	1.5%

The retail shopping sector has been affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. For example, in 2008, certain retailers filed for bankruptcy protection and other retailers announced store closings even though they did not file for bankruptcy protection.

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

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties only to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the following:

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

Real Estate Property Investments Are Illiquid; Therefore, the Company May Not Be Able to Dispose of Properties When Desired or on Favorable Terms

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

The Company’s Development and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and construction of retail properties in accordance with its development underwriting policies as opportunities arise. The Company expects to phase in construction until sufficient pre-leasing is reached and financing is in place. The Company’s development and construction activities include the following risks:

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

The Company Has Variable-Rate Debt and Is Subject to Interest Rate Risk

The Company has indebtedness with interest rates that vary depending upon the market index. In addition, the Company has revolving credit facilities that bear interest at a variable rate on any amounts drawn on the facilities. The Company may incur additional variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2010, the Company had outstanding debt of approximately $4.3 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.8 billion). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Disruptions in the Financial Markets Could Affect the Company’s Ability to Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions over the last few years, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Continued uncertainty in the equity and credit markets may negatively impact the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain new financing or make acquisitions. These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

A prolonged downturn in the equity or credit markets may cause the Company to seek alternative sources of potentially less attractive financing, and may require it to adjust its business plan accordingly. In addition, these factors may make it more difficult for the Company to sell properties or may adversely affect the price it receives for properties that it does sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for the Company to raise capital through the issuance of its common shares or debt securities. These disruptions in the financial markets also may have a material adverse effect on the market value of the Company’s common shares and other adverse effects on the Company or the economy in general. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Changes in the Company’s Credit Ratings or the Debt Markets, as well as Market Conditions in the Credit Markets, Could Adversely Affect the Company’s Publicly Traded Debt and Revolving Credit Facilities

The market value for the Company’s publicly traded debt depends on many factors, including the following:

•	The Company’s credit ratings with major credit rating agencies;

•	The prevailing interest rates being paid by, or the market price for publicly traded debt issued by, other companies similar to the Company;

•	The Company’s financial condition, liquidity, leverage, financial performance and prospects and

•	The overall condition of the financial markets.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions in the last few years. There has been a substantial widening of yield spreads generally, as buyers demand greater compensation for credit risk. In addition, there has been a reduction in the availability of capital for some issuers of debt due to the decrease in the number of available lenders and decreased willingness of lenders to offer capital at cost-efficient rates. Furthermore, current market conditions can be exacerbated by leverage. The continuation of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

In addition, credit rating agencies continually review their ratings for the companies that they follow, including the Company. The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry. Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide not to rate the publicly traded debt in its sole discretion. The ratings of the notes are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date. A negative change in the Company’s rating could have an adverse effect on the Company’s publicly traded debt and revolving credit facilities as well as the Company’s ability to access capital and its cost of capital.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing. These risks include the following:

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

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority — owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

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

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, it is not certain that the Company will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following would result:

•	The Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and

•	Unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for distribution to its shareholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

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

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its securities or properties at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax.

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2012). Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than a temporary decline. As of December 31, 2010, the Company had approximately $417.2 million of investments in and advances to unconsolidated joint ventures holding 236 operating shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely impact the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares. For a further discussion of litigation risks, see “Legal Matters” in Note 8 — Commitments and Contingencies to the Consolidated Financial Statements.

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

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood and rental loss insurance policies on its properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles. Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unplanned Expenditures That Adversely Affect the Company’s Cash Flows

All of the Company’s properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company is required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. The Company may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet its financial obligations and make distributions to shareholders.

The Company’s Properties Could be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters. Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes. In addition, many of the Company’s properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company’s Articles of Incorporation Contain Limitations on Acquisitions and Changes in Control

In order to maintain the Company’s status as a REIT, its Articles of Incorporation prohibit any person, except for certain shareholders as set forth in the Company’s Articles of Incorporation, from owning more than 5% of the Company’s outstanding common shares. This restriction is likely to discourage third parties from acquiring control of the Company without consent of its Board of Directors even if a change in control were in the best interests of shareholders.

The Company Has a Number of Shareholders Who Beneficially Own a Significant Portion of Its Outstanding Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company’s significant shareholders are in a position to influence any matters that are brought to a vote of the holders of the Company’s common shares, including, among others, the election of the Company’s Board of Directors and any amendments to its Articles of Incorporation and code of regulations. Without the support of the Company’s significant shareholders, certain transactions, such as mergers, tender offers, sales of assets and business combinations, that could give shareholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate. The interests of the Company’s significant shareholders may differ from the interests of other shareholders. If the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market, the trading price of the Company’s common shares could decline significantly.

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

At December 31, 2010, the Portfolio Properties included 525 shopping centers (including 236 centers owned through unconsolidated joint ventures and three that are otherwise consolidated by the Company) and six office properties. The shopping centers consist of 495 community shopping centers, 22 enclosed malls and eight lifestyle centers. The Portfolio Properties also include more than 1,800 acres of undeveloped land, primarily development sites and parcels, located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 91.5 million square feet of Company-owned GLA (approximately 129 million square feet of total GLA) and are located in 41 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Georgia, Florida, New York and Ohio. The Company owns land in Canada and Russia at which development was deferred. The office properties aggregate 0.5 million square feet of Company-owned GLA and are located in four states, primarily in Maryland.

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

Shopping centers make up the largest portion of the Company’s portfolio, constituting 80.5 million (87.9%) square feet of Company-owned GLA. Enclosed malls account for 8.0 million square feet (8.8%) of Company-owned GLA, and lifestyle centers account for 3.0 million square feet (3.3%) of Company-owned GLA. At December 31, 2010, the average annualized base rent per square foot of Company-owned GLA of the Company’s 286 wholly-owned shopping centers was $12.23. For the 236 shopping centers owned through joint ventures and three of which are consolidated, annualized base rent per square foot was $14.74. The average annualized base rent per square foot of the Company’s office properties was $11.05.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2010, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2010. In addition, as of December 31, 2010, unless otherwise indicated, with respect to the 525 shopping centers:

•	130 of these properties are anchored by a Walmart, Kohl’s or Target store;

•	These properties range in size from 6,800 square feet to approximately 1,500,000 square feet of total GLA (with 75 properties exceeding 400,000 square feet of total GLA and 220 properties exceeding 200,000 square feet of total GLA);

•	Approximately 64.8% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, approximately 14.0% is leased to regional tenants, and approximately 9.6% is leased to local tenants;

•	Approximately 88.4% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2010. With respect to the properties owned by the Company, or its unconsolidated joint ventures, as of December 31 of each of the last five years beginning with 2006, between 86.9% and 95.2% of the aggregate Company-owned GLA of these properties was occupied and

•	The Company had three wholly-owned shopping centers under development and/or redevelopment.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations for the next 10 years at the Company’s 286 wholly-owned shopping centers and six office properties, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Square	Square Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2011	708	3,698	$52,303	$14.15	7.4%	9.9%
2012	678	5,251	64,554	12.29	10.5	12.3
2013	606	4,409	56,120	12.73	8.8	10.7
2014	502	4,838	59,362	12.27	9.7	11.3
2015	469	4,999	57,372	11.48	10.0	10.9
2016	244	3,080	39,689	12.89	6.1	7.5
2017	144	2,757	31,567	11.45	5.5	6.0
2018	162	2,169	27,816	12.83	4.3	5.3
2019	116	2,521	29,901	11.86	5.0	5.7
2020	129	1,553	21,170	13.63	3.1	4.0

Total	3,758	35,275	$439,854	$12.47	70.4%	83.7%

The following table shows the impact of tenant lease expirations at the joint venture level for the next 10 years at the Company’s 236 unconsolidated joint venture shopping centers and three consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average	Percentage of
			Annualized	Base	Total Leased	Percentage of
		Approximate	Base Rent	Rent Per Square	Square Footage	Total Base
	No. of	Lease Area in	Under Expiring	Foot Under	Represented by	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2011	1,044	3,315	$64,764	$19.54	7.9%	12.5%
2012	951	4,243	75,847	17.87	10.1	14.6
2013	846	3,681	61,592	16.73	8.8	11.9
2014	889	4,584	70,552	15.39	10.9	13.6
2015	604	3,430	54,397	15.86	8.2	10.5
2016	204	3,417	37,699	11.03	8.1	7.3
2017	94	1,682	22,355	13.29	4.0	4.3
2018	93	1,544	20,573	13.32	3.7	4.0
2019	94	1,701	23,043	13.54	4.1	4.4
2020	80	1,763	18,708	10.61	4.2	3.6

Total	4,899	29,360	$449,530	$15.31	70.0%	86.5%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

	Alabama
1	Birmingham, AL	Brook Highland Plaza 5291 Highway 280 South	35242	SC	Fee	1994/2003	1994	100%	424,981	$4,378,602	$10.36	86.9%	Dick’s Sporting Goods, Lowe’s, Stein Mart, OfficeMax, Michaels, HomeGoods, Books-A-Million, Ross Dress For Less, Big Lots
2	Birmingham, AL	Eastwood Festival Centre 7001 Crestwood Boulevard	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,085,122	$5.34	67.7%	Dollar Tree, Burlington Coat Factory, The Edge, Food Smart (Not Owned), Home Depot (Not Owned)
3	Birmingham, AL	River Ridge U.S. Highway 280	35242	SC	Fee (3)	2001	2007	15%	172,304	$2,212,052	$16.82	76.3%	Staples, Best Buy, Super Target (Not Owned)
4	Dothan, AL	Dothan 2821 Montgomery Highway	36303	SC	Fee	2004	2007	100%	33,906	$—	$—	—
5	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007	100%	149,085	$1,592,375	$11.71	91.2%	Old Navy, T.J. Maxx, OfficeMax
6	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007	15%	173,989	$1,678,807	$10.24	94.3%	Best Buy, Dick’s Sporting Goods, Burke’s Outlet, Target (Not Owned)
7	Huntsville, AL	Westside Centre 6275 University Drive	35806	SC	Fee (3)	2002	2007	15%	476,146	$4,774,290	$11.86	84.6%	Babies “R” Us, Marshalls, Bed Bath & Beyond, Michaels, Dick’s Sporting Goods, Stein Mart, Ross Dress For Less, Big Lots, Super Target (Not Owned)
8	Opelika, AL	Pepperell Corners I 2300-2600 Pepperell Parkway	36801	SC	Fee	1995	2003	100%	234,817	$479,893	$7.08	28.9%
9	Scottsboro, AL	Scottsboro Marketplace 24833 John P. Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$356,040	$8.78	100%	Burke’s Outlet, Walmart Supercenter (Not Owned)
10	Tuscaloosa, AL	McFarland Plaza 2600 McFarland Boulevard East	35404	SC	Fee (3)	1999	2007	15%	229,296	$1,036,079	$7.05	64.1%	Stein Mart, OfficeMax, Toys “R” Us
	Arizona
11	Ahwatukee, AZ	Ahwatukee Foothills Towne Center 4711 East Ray Road	85044	SC	Fee (3)	1996/1997/ 1999	1998	50%	647,623	$9,793,857	$15.56	93.5%	Jo-Ann Stores, Best Buy, AMC Theatres, Bassett Furniture, Ashley Furniture Homestore, Barnes & Noble, Babies “R” Us, Stein Mart, Ross Dress For Less, OfficeMax
12	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee (3)	1995	1996	50%	346,428	$4,327,282	$12.99	96.1%	Staples, HomeGoods, Mac Frugal’s, Barnes & Noble, T.J. Maxx, Hobby Lobby, DSW Shoe Warehouse, Nordstrom Rack, Fry’s (Not Owned)
13	Phoenix, AZ	Christown Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL (3)	1961	2004	20%	710,923	$7,311,334	$9.39	93.7%	Walmart Supercenter, Costco, Ross Dress For Less, PetSmart, J.C. Penney, Harkins Theatre, Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

14	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999	100%	194,009	$3,295,274	$16.97	97.7%	Ross Dress For Less, OfficeMax, PetSmart, Michaels, AMC Theatres (Not Owned), Target (Not Owned)
15	Phoenix, AZ	Paradise Village Gateway Tatum and Shea Boulevards	85028	SC	Fee	1997/2004	2003	67%	223,658	$4,507,258	$18.96	95.2%	Bed Bath & Beyond, Ross Dress For Less, PetSmart, Staples, Albertson’s
	Arkansas
16	North Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994	100%	295,013	$1,564,687	$6.75	78.6%	Bed Bath & Beyond, T.J. Maxx, Cinemark, Burlington Coat Factory, Michaels
17	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994	100%	280,706	$1,794,271	$6.98	91.6%	Hobby Lobby, T.J. Maxx, J.C. Penney, Belk
	Brazil
18	Brasilia	Patio Brasil Shopping Scs Quadra 07 Building A	70307-902	MM	Fee	1997/2001	2006	5%	335,822	$16,182,045	$49.68	97.0%	Lojas Americanas, Otoch, Riachuelo, Renner, Centauro
19	Campinas	Parque Dom Pedro Avenue Guilherme Campos, 500	01387-001	MM	Fee	2001/2010	2006	37.3%	1,348,075	$34,790,825	$27.77	92.9%	Alpini Veiculos, Clinical Center, Lojas Americanas, Siberian/Crawford, Casas Bahia, Fast Shop, Centauro, Pet Center Marginal, Marisa, Star Bowling, Walmart Supercenter, Etna, Pernambucanas, Formula Academia, Riachuelo, Zara, Renner, Fnac, Multiplex P.D.Pedro
20	Franca	Franca Shopping Avenue Rio Negro, 1100	14406-901	MM	Fee	1993	2006	32.2%	194,858	$2,730,130	$14.87	94.2%	Renner, C&C Casa E Construcao, C&A, Casas Bahia, Magazine Luiza, Lojas Americanas
21	Manaura	Manaura Shopping Avenue Mario Ypiranga, 1300	69057-002	MM	Fee (3)	2007	2007	47.8%	504,729	$14,891,075	$30.81	95.8%	Marisa, Centauro, Saraiva Mega Store, Hitech Imports, C&A, Renner, Riachuelo, Bemol
22	Sao Bernardo Do Campo	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee (3)	1980/1995/ 1997	2006	47.8%	217,400	$9,999,326	$47.51	96.8%	Renner, Lojas Americanas
23	Sao Paulo Boavista	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee (3)	2004	2006	47.8%	279,770	$3,627,258	$13.30	97.5%	C&A, Marisa & Familia, Americanas Express, Luigi Bertolli, Sonda
24	Sao Paulo Campo Limpo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee (3)	2005	2006	9.6%	214,909	$5,091,208	$23.97	98.8%	C&A, Marisa, Compre Bem, Casas Bahia
25	Sao Paulo Penha	Shopping Penha Rua Drive Joao Ribeiro, 304	03634-010	MM	Fee	1992/2004	2006	35%	319,756	$8,847,901	$28.25	97.9%	Marisa, Magazine Luiza, Sonda, Lojas Americanas, Kalunga, C&A
26	Sao Paulo Plaza	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee	1994	2006	14.3%	248,664	$12,325,352	$49.67	99.8%	Lojas Americanas, Luigi Bertolli, Camicado, Monday Academia, Renner
27	Sao Paulo Tivoli	Tivoli Shopping Avenue Santa Barbara, 777	13456-080	MM	Fee	1993/2006	2006	14.3%	237,528	$4,653,510	$20.14	97.3%	Lojas Americanas, Unimed, Magazine Luiza, C&A, C&C, Paulistao

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

	California
28	Buena Park, CA	Buena Park Downtown 8308 On The Mall	90620	SC	Fee (3)	1965	2004		20%	734,757	$9,126,787	$17.10	71.5%	DSW Shoe Warehouse, Ross Dress For Less, Bed Bath & Beyond, 24 Hour Fitness, Kohl’s, Krikorian Theatres, John’s Incredible Pizza Company, Michaels, Toys “R” Us(4), Sears (Not Owned), Walmart (Not Owned)
29	Long Beach, CA	The Pike at Rainbow Harbor 95 South Pine Avenue	90802	SC	GL	2005	1	*	100%	314,977	$4,463,139	$16.14	78.9%	KDB, Cinemark, Borders
30	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000		100%	79,884	$1,421,003	$17.81	99.9%	Regal Cinemas
31	Pasadena, CA	Paseo Colorado 280 E Colorado Boulevard	91101	LC	Fee	2001	2003		100%	556,271	$11,248,727	$21.71	93.1%	Gelson’s Market, Loehmann’s, Equinox, Macy’s, Pacific Theatres Exhibit Corporation, DSW Shoe Warehouse
32	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee (3)	1996/2000	2002		20%	245,774	$2,705,958	$14.91	73.9%	.99 Cents Only Stores, PetSmart, Ross Dress For Less, Century Theatre
33	San Francisco, CA	Van Ness Plaza 1000 Van Ness Avenue	94109	SC	Fee	1998	2002		100%	123,903	$3,527,592	$42.84	66.5%	AMC Theatres
34	Valencia, CA	River Oaks Shopping Center 24235 Magic Mountain Parkway	91355	SC	GL	1986	2006		100%	75,590	$975,132	$17.75	72.7%	Sprouts Farmers Market, buybuy BABY
	Colorado
35	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee	2001	2003		100%	252,035	$3,552,999	$19.26	73.2%	Nordstrom Rack, Best Buy, Office Depot, Great Indoors (Not Owned)
36	Denver, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997		100%	407,964	$6,602,003	$17.09	94.7%	Golfsmith Golf Center, Soundtrack, Ross Dress For Less, OfficeMax, Michaels, Toys “R” Us, Stickley Furniture, Recreational Equipment (Not Owned), Home Depot (Not Owned)
37	Denver, CO	Tamarac Square 7777 East Hampden	80231	SC	Fee	1976	2001		100%	183,606	$1,091,941	$14.69	38.0%	Regency Theatres Tamarac Square
38	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003		100%	244,383	$4,173,944	$17.08	100%	Michaels, Pier 1 Imports, OfficeMax, 24 Hour Fitness, King Soopers
39	Fort Collins, CO	Mulberry and Lemay Crossing Mulberry Street and South Lemay Avenue	80525	SC	Fee	2004	2003		100%	18,988	$475,180	$25.03	100%	Home Depot (Not Owned), Walmart Supercenter (Not Owned)
40	Highland Ranch, CO	Highland Ranch 8575 South Quebec Street	80130	SC	Fee	1998	2007		100%	43,480	$—	$—	—
41	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1	*	100%	232,488	$6,020,640	$27.15	89.3%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

42	Parker, CO	Flatacres Marketcenter I South Parker Road	80134	SC	GL (3)	2003	2003		0.01%	116,644	$1,995,485	$15.12	96.2%	Bed Bath & Beyond, Sports Authority, Michaels, Kohl’s (Not Owned), Home Depot (Not Owned), Walmart Supercenter (Not Owned)
	Connecticut
43	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007		15%	231,584	$3,846,985	$17.38	84.0%	Walmart, Bob’s Stores, Stop & Shop, Staples
44	Windsor, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007		100%	78,480	$1,316,096	$18.06	92.9%	Stop & Shop
	Delaware
45	Dover, DE	Kmart Shopping Center 515 North Dupont Highway	19901	SC	Fee (3)	1973	2008		25.25%	84,180	$305,800	$2.86	100%	Kmart
	Florida
46	Bayonet Point, FL	Point Plaza U.S. 19 & State Route 52	34667	SC	Fee	1985/2003	1/2	*	100%	209,714	$747,440	$4.59	77.7%	Beall’s, T.J. Maxx, Publix Super Markets
47	Boynton Beach, FL	Meadows Square Hypoluxo Road North Congress Avenue	33461	SC	Fee (3)	1986	2004		20%	106,224	$1,070,509	$13.22	76.3%	Publix Super Markets
48	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Boulevard	33426	SC	Fee (3)	1990	2007		20%	70,555	$675,818	$10.13	94.5%	Publix Super Markets
49	Boynton Beach, FL	Village Square at Golf 3775 West Woolbright Road	33436	SC	Fee (3)	1983/2002	2007		20%	131,466	$1,427,909	$13.08	78.7%	Publix Super Markets
50	Bradenton, FL	Lakewood Ranch Plaza 1755 Lakewood Ranch Boulevard	34211	SC	Fee (3)	2001	2007		20%	73,384	$1,016,296	$12.45	97.1%	Publix Super Markets
51	Bradenton, FL	Cortez Plaza 905 Cortez Road West	34207	SC	Fee	1966/1988	2007		100%	288,540	$2,432,370	$11.11	75.8%	Burlington Coat Factory, PetSmart, hhgregg
52	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007		20%	189,120	$1,944,160	$9.96	92.3%	Beall’s, Beall’s Outlet, Lifestyle Family Fitness, Macy’s Furniture & Mattress Clearance Center, Lowe’s (Not Owned)
53	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/ 2003	2	*	100%	161,900	$799,876	$3.62	100%	Kmart, Kane Furniture
54	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2003		100%	148,267	$1,955,387	$12.11	100%	CompUSA, Jo-Ann Stores, Babies “R” Us, Publix Super Markets
55	Casselberry, FL	Casselberry Commons 1455 South Semoran Boulevard	32707	SC	Fee (3)	1973/1998/ 2010	2007		20%	244,084	$2,391,326	$11.06	79.7%	Ross Dress For Less, T.J. Maxx, Stein Mart, Publix Super Markets
56	Clearwater, FL	Clearwater Collection 21688-21800 U.S. Highway 19 North	33765	SC	Fee	1995/2005	2007		100%	132,023	$1,454,608	$12.32	89.4%	LA Fitness International, Floor & Decor

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

57	Crystal River, FL	Crystal Springs 6760 West Gulf to Lake	34429	SC	Fee (3)	2001	2007	20%	66,986	$728,966	$11.23	96.9%	Publix Super Markets
58	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1/2 *	100%	169,101	$1,266,742	$7.55	99.3%	Beall’s, Beall’s Outlet, Sibex Electronics
59	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007	100%	165,000	$1,600,000	$9.70	100%	Bass Pro Outdoor World
60	Dania, FL	Sheridan Square 401-435 East Sheridan Street	33004	SC	Fee (3)	1991	2007	20%	67,475	$626,019	$10.25	90.6%	Publix Super Markets
61	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007	20%	74,499	$1,035,237	$15.26	91.1%	Publix Super Markets
62	Daytona Beach, FL	Volusia Point Shopping Center 1808 West International Speedway	32114	SC	Fee	1984	2001	100%	76,115	$850,146	$12.89	86.6%	Marshalls
63	Deerfield Beach, FL	Hillsboro Square Hillsboro Boulevard and Highway One	33441	SC	Fee (3)	1978/2002	2007	15%	145,385	$2,131,649	$15.75	93.1%	Publix Super Markets, Office Depot
64	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004	100%	46,835	$437,407	$10.04	93.0%	Sweetbay Supermarkets
65	Fort Myers, FL	Market Square 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007	15%	107,179	$1,744,224	$14.78	100%	American Signature, Total Wine & More, DSW Shoe Warehouse, Super Target (Not Owned), Barnes & Noble (Not Owned)
66	Fort Myers, FL	Cypress Trace Cypress Lake Drive & U.S. 41	33907	SC	Fee (3)	2004	2007	15%	276,288	$2,373,066	$9.65	89.0%	Beall’s, Stein Mart, Beall’s Outlet, Ross Dress For Less
67	Fort Walton Beach, FL	Shoppes at Paradise Pointe U.S. Highway 98 and Perry Avenue	32548	SC	Fee (3)	1987/2000	2007	20%	83,936	$725,016	$11.93	72.4%	Publix Super Markets
68	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%	29,827	$492,022	$16.50	100%	Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
69	Hernando, FL	Shoppes of Citrus Hills 2601 Forest Ridge Boulevard	34442	SC	Fee (3)	1994/2003	2007	20%	68,927	$645,259	$10.13	92.5%	Publix Super Markets
70	Hialeah, FL	Paraiso Plaza 3300-3350 West 80th Street	33018	SC	Fee (3)	1997	2007	20%	60,712	$885,689	$14.59	100%	Publix Super Markets
71	Homestead, FL	Homestead Pavilion 3300 Northeast 10th Court	33030	SC	Fee	2008	2008	100%	201,897	$3,561,415	$15.73	98.6%	Bed Bath & Beyond, Staples, Michaels, Ross Dress For Less, Sports Authority
72	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995	100%	219,735	$1,272,444	$6.57	88.2%	J.C. Penney, Winn Dixie Stores
73	Jacksonville, FL	Arlington Plaza 926 Arlington Road	32211	SC	Fee	1990/1999	2004	100%	182,098	$334,102	$6.45	28.4%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

74	Lake Mary, FL	Shoppes of Lake Mary 4155 West Lake Mary Boulevard	32746	SC	Fee (3)	2001	2007	15%	73,343	$1,204,783	$20.32	80.0%	Staples, Target (Not Owned), Publix Super Markets (Not Owned)
75	Lake Wales, FL	Shoppes on the Ridge Highway 27 and Chalet Suzanne Road	33859	SC	Fee (3)	2003	2007	20%	115,578	$1,041,926	$11.55	78.1%	Publix Super Markets
76	Lakeland, FL	Lakeland Marketplace Florida Lakeland	33803	SC	Fee	2006	2003	100%	77,582	$581,865	$7.50	100%	Beall’s, Lowe’s (Not Owned)
77	Lakeland, FL	Highlands Plaza 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004	100%	102,572	$640,990	$8.82	70.9%	Winn Dixie Stores
78	Largo, FL	Bardmoor Promenade 10801 Starkey Road	33777	SC	Fee (3)	1991	2007	20%	152,667	$1,859,670	$12.61	95.1%	Publix Super Markets
79	Largo, FL	Kmart Shopping Center 1000 Missouri Avenue	33770	SC	Fee (3)	1969	2008	25.25%	116,805	$214,921	$1.84	100%	Kmart
80	Melbourne, FL	Melbourne Shopping Center 1301-1441 South Babcock	32901	SC	Fee (3)	1960/1999	2007	20%	204,202	$1,273,631	$7.09	85.6%	Big Lots, Publix Super Markets
81	Miami, FL	Midtown Miami 3401 North Miami Avenue	33127	SC	Fee	2006	1 *	100%	276,886	$4,342,935	$13.88	95.3%	HomeGoods, Loehmann’s, Marshalls, Ross Dress For Less, Target, West Elm, Sports Authority
82	Miami, FL	Plaza Del Paraiso 12100 Southwest 127th Avenue	33186	SC	Fee (3)	2003	2007	20%	82,441	$1,244,653	$13.50	100%	Publix Super Markets
83	Miramar, FL	River Run Miramar Parkway and Palm Avenue	33025	SC	Fee (3)	1989	2007	20%	93,643	$1,073,747	$11.74	97.7%	Publix Super Markets
84	Naples, FL	Countryside Shoppes 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007	20%	73,986	$871,266	$11.78	100%	Sweetbay Supermarkets
85	New Port Richey, FL	Shoppes at Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007	20%	130,707	$971,719	$12.97	57.3%	Publix Super Markets
86	Ocala, FL	Heather Island 7878 Southeast Maricamp	34472	SC	Fee (3)	2005	2007	20%	70,970	$709,393	$10.35	96.6%	Publix Super Markets
87	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007	100%	92,180	$389,922	$9.11	41.7%	Save-A-Lot
88	Ocala, FL	Ocala West 2400 Southwest College Road	32674	SC	Fee	1991	2003	100%	105,276	$814,097	$8.13	95.1%	Sports Authority, Hobby Lobby, Blocker’s Furniture (Not Owned)
89	Ocoee, FL	West Oaks Town Center 9537-49 West Colonial	34761	SC	Fee (3)	2000	2007	20%	66,539	$960,808	$16.74	86.3%	Michaels
90	Orlando, FL	Chickasaw Trail 2300 South Chickasaw Trial	32825	SC	Fee (3)	1994	2007	20%	75,492	$848,074	$11.69	96.1%	Publix Super Markets
91	Orlando, FL	West Colonial Center Good Homes Road and Colonial Drive	32818	SC	Fee (3)	1999	2007	15%	78,625	$176,264	$5.27	42.5%	Staples

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

92	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007		20%	117,723	$959,362	$9.34	87.3%	Publix Super Markets
93	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007		20%	281,260	$2,121,884	$9.01	83.8%	Publix Super Markets, Office Depot, Kmart, Best Buy (Not Owned)
94	Oviedo, FL	Oviedo Park Crossing Route 417 and Red Bug Lake Road	32765	SC	Fee (3)	1999	1	*	20%	186,212	$1,819,602	$10.04	97.3%	OfficeMax, Ross Dress For Less, Michaels, T.J. Maxx, Bed Bath & Beyond, Lowe’s (Not Owned), Borders (Not Owned)
95	Palm Beach Garden, FL	Northlake Commons Northlake Boulevard	33403	SC	Fee (3)	1987/2003	2007		20%	146,825	$1,550,578	$14.50	72.8%	Ross Dress For Less, Tiger Direct, Home Depot (Not Owned)
96	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee	1990	1995		100%	52,395	$1,018,311	$19.98	97.3%	Target (Not Owned), Publix Super Markets (Not Owned)
97	Palm Harbor, FL	Brooker Creek 36301 East Lake Road	34685	SC	Fee (3)	1994	2007		20%	77,596	$887,456	$11.87	96.4%	Publix Super Markets
98	Pembroke Pines, FL	Flamingo Falls 2000-2216 North Flamingo Road	33028	SC	Fee (3)	2001	2007		20%	108,565	$2,053,422	$21.77	86.9%	Fresh Market, LA Fitness (Not Owned)
99	Plantation, FL	The Fountains 801 South University Drive	33324	SC	Fee	1989/2010	2007		100%	231,388	$3,583,999	$14.65	83.4%	Dick’s Sporting Goods, Marshalls, Kohl’s, Jo-Ann Fabrics, Fountains Professional Center (Not Owned)
100	Plantation, FL	Vision Works 801 South University Drive	33324	SC	Fee	1989	2007		100%	6,891	$175,087	$25.41	100%
101	Santa Rosa Beach, FL	Watercolor Crossing 110 Watercolor Way	32459	SC	Fee (3)	2003	2007		20%	43,207	$555,755	$14.03	91.7%	Publix Super Markets
102	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee	1988/1997	1/2	*	100%	188,347	$1,478,900	$8.36	90.5%	Beall’s, Ross Dress For Less, Walmart (Not Owned), Sam’s Club (Not Owned)
103	St. Petersburg, FL	Kmart Plaza 3951 34th Street South	33711	SC	Fee (3)	1973	2008		25.25%	94,500	$277,400	$2.94	100%	Kmart
104	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	85,951	$683,146	$8.47	93.8%	Office Depot, Beall’s Outlet, Walmart Supercenter (Not Owned)
105	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee (3)	1980	2007		20%	95,229	$797,248	$19.95	42.0%
106	Tallahassee, FL	Southwood Village Northwest Corner Capital Circle and Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$715,405	$12.33	92.4%	Publix Super Markets
107	Tamarac, FL	Midway Plaza University Drive and Commercial Boulevard	33321	SC	Fee (3)	1985	2007		20%	227,209	$2,453,727	$13.06	82.7%	Ross Dress For Less, Publix Super Markets
108	Tampa, FL	New Tampa Commons Bruce B. Downs Boulevard and Donna Michelle Drive	33647	SC	Fee	2005	2007		100%	10,000	$304,449	$35.40	86.0%
109	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry Highway	33618	SC	Fee (3)	1990	1/2	*	20%	104,460	$1,131,925	$12.34	87.8%	Publix Super Markets, Walmart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

110	Tampa, FL	Walk at Highwood Preserve I 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007	15%	169,081	$2,219,327	$17.95	73.1%	Michaels, Best Buy
111	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19 North	34689	SC	Fee	1974/1998	1/2 *	100%	198,797	$893,002	$8.34	50.4%	Big Lots, Staples
112	Tequesta, FL	Tequesta Shoppes 105 North U.S. Highway 1	33469	SC	Fee	1986	2007	100%	109,760	$1,000,809	$10.70	85.2%	Stein Mart
113	Valrico, FL	Brandon Boulevard Shoppes 1930 State Route 60 East	33594	SC	Fee	1994	2007	100%	85,377	$763,893	$10.49	85.3%	Publix Super Markets
114	Valrico, FL	Shoppes at Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007	20%	71,430	$1,004,016	$15.38	91.4%	Publix Super Markets
115	Venice, FL	Jacaranda Plaza 1687 South Bypass	34293	SC	Fee (3)	1974	2008	25.25%	84,180	$—	$—	—
116	Vero Beach, FL	Vero Beach 6560 20th Street	32966	SC	Fee	2001	2007	100%	33,243	$—	$—	—
117	Wesley Chapel, FL	The Shoppes at New Tampa 1920 County Road 581	33543	SC	Fee (3)	2002	2007	20%	158,602	$1,864,022	$12.29	95.6%	Publix Super Markets, Beall’s
	Georgia
118	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee	2000	2003	100%	24,000	$348,900	$14.54	100%	Walmart Supercenter (Not Owned)
119	Atlanta, GA	Brookhaven Plaza 3974 Peachtree Road Northeast	30319	SC	Fee (3)	1993	2007	20%	65,320	$1,194,717	$17.07	100%	Kroger
120	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee (3)	1993	2007	20%	66,844	$463,642	$7.06	98.2%	Kroger
121	Atlanta, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$904,825	$11.97	76.3%	Assi Plaza (Not Owned), Walmart (Not Owned)
122	Atlanta, GA	Perimeter Pointe 1155 Mount Vernon Highway	30136	SC	Fee	1995/2002	1995	100%	349,955	$5,359,714	$15.16	99.0%	Stein Mart, Babies “R” Us, Sports Authority, L.A. Fitness, Office Depot, HomeGoods, United Artists Theatre
123	Atlanta, GA	Abernathy Square 6500 Roswell Road	30328	SC	Fee	1983/1994	2007	100%	125,870	$2,118,852	$19.17	84.1%	Publix Super Markets
124	Atlanta, GA	Cascade Crossing 3695 Cascade Road Southwest	30331	SC	Fee (3)	1994	2007	20%	63,346	$610,042	$9.63	100%	Publix Super Markets
125	Augusta, GA	Augusta Shopping Center 2360 Georgetown Road	30906	SC	Fee (3)	1999	2007	15%	22,560	$—	$—	—	Walmart Supercenter (Not Owned)
126	Austell, GA	Burlington Plaza 3753-3823 Austell Road Southwest	30106	SC	Fee (3)	1973	2008	25.25%	146,950	$519,461	$3.53	100%	Burlington Coat Factory, Topp’s Fashion (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

127	Buford, GA	Marketplace at Millcreek I Mall of Georgia Boulevard	30519	SC	Fee (3)	2003	2007	15%	402,941	$4,712,460	$12.43	94.1%	REI, Borders, OfficeMax, PetSmart, Michaels, DSW Shoe Warehouse, Ross Dress For Less, Marshalls, Bed Bath & Beyond, Costco (Not Owned)
128	Canton, GA	Hickory Flat Village 6175 Hickory Flat Highway	30115	SC	Fee (3)	2000	2007	20%	74,020	$873,266	$12.83	92.0%	Publix Super Markets
129	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007	20%	302,131	$3,239,044	$11.83	87.6%	Michaels, Ross Dress For Less, Belk, Publix Super Markets
130	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003	100%	151,016	$535,469	$10.09	35.1%
131	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee	1999	2003	100%	119,571	$1,225,585	$12.03	85.2%	PetSmart, Michaels, Fresh Market, Target (Not Owned)
132	Cumming, GA	Sharon Greens 1595 Peachtree Parkway	30041	SC	Fee (3)	2001	2007	20%	98,301	$944,075	$11.79	81.4%	Kroger
133	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	316,527	$3,640,154	$11.40	99.2%	Lowe’s, Michaels, OfficeMax, Appliance Mart, Home Depot (Not Owned), Walmart Supercenter (Not Owned)
134	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Road	30034	SC	Fee (3)	1994	2007	20%	69,699	$718,675	$10.31	100%	Publix Super Markets
135	Decatur, GA	Hairston Crossing 2075 S Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$716,132	$12.37	100%	Publix Super Markets
136	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	86,158	$1,526,026	$10.76	100%	Best Buy, Babies “R” Us, Lowe’s (Not Owned)
137	Douglasville, GA	Douglasville Pavilion 2900 Chapel Hill Road	30135	SC	Fee (3)	1998	2007	15%	266,945	$2,314,282	$12.30	70.5%	PetSmart, OfficeMax, Marshalls, Ross Dress For Less, Big Lots(4), Target (Not Owned)
138	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	121,766	$890,759	$9.69	69.9%	Office Depot
139	Duluth, GA	SoGood Bridal & Beauty 3480 Steve Reynolds Boulevard	30096	SC	Fee	2004	2007	100%	20,000	$160,000	$8.00	100%	SoGood Bridal & Beauty
140	Ellenwood, GA	Paradise Shoppes of Ellenwood East Atlanta Road and Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$703,592	$12.60	82.4%	Publix Super Markets

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

141	Fayetteville, GA	Fayette Pavilion I New Hope Road and Georgia Highway 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,279,810	$10,449,279	$9.45	86.4%	hhgregg, Hobby Lobby, Bed Bath & Beyond, Sports Authority, T.J. Maxx, Publix Super Markets, Belk, Best Buy, Ross Dress For Less, Toys “R” Us, Tinseltown USA, Marshalls, PetSmart, Kohl’s, Jo-Ann Stores, Dick’s Sporting Goods, Home Depot (Not Owned), Target (Not Owned), Walmart Supercenter
142	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$943,015	$12.15	85.7%	Kroger
143	Griffin, GA	Ellis Crossing 649-687 North Expressway	30223	SC	Fee	1986	2003	100%	9,200	$19,200	$6.00	34.8%
144	Kennesaw, GA	Barrett Pavilion I 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	439,784	$6,683,812	$16.55	88.2%	AMC Theatres, HomeGoods, Golfsmith Golf Center, hhgregg, Hobby Lobby, Old Navy, Jo-Ann Stores, Total Wine & More, REI, Target (Not Owned)
145	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,108	$830,752	$13.18	87.4%	J.C. Penney, Dick’s Sporting Goods (Not Owned)
146	Lawrenceville, GA	Rite Aid 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$184,328	$19.39	100%
147	Lawrenceville, GA	Springfield Park 665 Duluth Highway	30045	SC	Fee	1992/2000	2007	100%	105,300	$736,694	$8.31	69.7%	Hobby Lobby
148	Lithonia, GA	Shops at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2004	2003	0.01%	113,675	$1,480,367	$13.49	90.3%	Best Buy, Bed Bath & Beyond, Toys “R” Us, Sam’s Club (Not Owned)
149	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$999,202	$11.41	96.1%	Kroger
150	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	81,977	$644,093	$11.28	69.7%	hhgregg, PetSmart
151	Macon, GA	Eisenhower Crossing I 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	414,653	$4,860,555	$11.53	99.4%	Kroger, Staples, Michaels, Ross Dress For Less, Bed Bath & Beyond, Old Navy, Marshalls, Dick’s Sporting Goods, Ashley Furniture, Target (Not Owned), Best Buy (Not Owned)
152	Marietta, GA	Towne Center Prado 2609 Bells Ferry Road	30066	SC	Fee	1995/2002	1995	100%	316,786	$3,453,267	$12.44	86.4%	Stein Mart, Ross Dress For Less, Publix Super Markets
153	Marietta, GA	Rite Aid 731 Whitlock Avenue	30064	SC	Fee	1997	2007	100%	10,880	$183,507	$16.87	100%
154	McDonough, GA	Shoppes at Lake Dow 900-938 Highway 81 East	30252	SC	Fee (3)	2002	2007	20%	72,727	$859,460	$12.95	91.2%	Publix Super Markets

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

155	Morrow, GA	Southlake Pavilion 1912 Mount Zion Road	30260	SC	Fee (3)	1996/2001	2007	15%	527,866	$4,464,508	$12.28	68.2%	Ross Dress For Less, Barnes & Noble, Ashley Furniture Homestore, L.A. Fitness, Staples, Old Navy, hhgregg, Shoppers World(4), Sears, Target (Not Owned)
156	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,229,763	$8.14	96.5%	Lowe’s, Walmart Supercenter (Not Owned), Hobby Lobby (Not Owned)
157	Newnan, GA	Newnan Pavilion 1074 Bullsboro Drive	30265	SC	Fee (3)	1998	2007	15%	263,635	$2,509,982	$11.72	77.0%	OfficeMax, PetSmart, Home Depot, Ross Dress For Less, Kohl’s
158	Norcross, GA	Jones Bridge Square 5075 Peachtree Parkway	30092	SC	Fee	1999	2007	100%	83,363	$838,113	$10.23	98.3%	Ingles
159	Rome, GA	Rome 2700 Martha Berry Highway Northeast	30165	SC	Fee	2001	2007	100%	33,056	$—	$—	—
160	Roswell, GA	Sandy Plains Village I Georgia Highway 92 and Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	177,529	$599,933	$16.26	20.8%
161	Roswell, GA	Stonebridge Square 610-20 Crossville Road	30075	SC	Fee (3)	2002	2007	15%	160,104	$1,590,859	$13.88	71.6%	Kohl’s
162	Smyrna, GA	Heritage Pavilion 2540 Cumberland Boulevard	30080	SC	Fee (3)	1995	2007	15%	262,971	$3,081,882	$12.04	97.3%	PetSmart, Ross Dress For Less, American Signature, T.J. Maxx, Marshalls
163	Snellville, GA	Rite Aid 3295 Centerville Highway	30039	SC	Fee	1997	2007	100%	10,594	$199,601	$18.84	100%
164	Snellville, GA	Presidential Commons 1630-1708 Scenic Highway	30078	SC	Fee	2000	2007	100%	371,586	$3,843,611	$11.00	90.8%	Jo-Ann Stores, Kroger, Stein Mart, Home Depot, buybuy Baby(4)
165	Stone Mountain, GA	Deshon Plaza 380 North Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$687,797	$10.74	100%	Publix Super Markets
166	Suwanee, GA	Suwanee Crossroads Lawrenceville Road and Satellite Boulevard	30024	SC	Fee (3)	2002	2007	15%	69,600	$511,951	$15.47	47.6%	Walmart Supercenter (Not Owned)
167	Suwanee, GA	Johns Creek Town Center 3630 Peachtree Parkway Suwanee	30024	SC	Fee	2001/2004	2003	100%	285,336	$3,880,682	$14.01	97.1%	Borders, PetSmart, Kohl’s, Michaels, Staples, Shoe Gallery
168	Sylvania, GA	BI-LO 1129 West Ogeechee Street	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	100%	BI-LO
169	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee (3)	1998/2003	2003	20%	130,832	$854,414	$6.87	87.0%	Kroger, A.J. Wright, Walmart (Not Owned)
170	Tyrone, GA	Southampton Village Highway 74 and Swanson Road	30290	SC	Fee (3)	2003	2007	20%	77,956	$758,996	$11.89	81.9%	Publix Super Markets

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

171	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003		100%	107,941	$1,330,878	$12.10	95.6%	T.J. Maxx, Staples, Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
172	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	Fee	1995	2003		100%	44,691	$313,140	$13.74	51.0%
173	Woodstock, GA	Woodstock Square 120-142 Woodstock Square	30189	SC	Fee (3)	2001	2007		15%	218,859	$2,863,055	$13.18	99.3%	OfficeMax, Old Navy, Kohl’s, Super Target (Not Owned)
	Idaho
174	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/1992/ 1997	1998		100%	138,495	$545,268	$8.57	46.0%	OfficeMax, Fred Meyer Supercenter (Not Owned)
175	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee	1999/2001/ 2002/2003/ 2004	1	*	100%	461,023	$6,657,564	$13.25	98.0%	Bed Bath & Beyond, Old Navy, Shopko, Office Depot, Ross Dress For Less, Marshalls, Sportsman’s Warehouse, Babies “R” Us, Craft Warehouse, Walmart Supercenter (Not Owned)
176	Nampa, ID	Nampa Gateway Center 1200 North Happy Valley Road	83687	SC	Fee	2008	1	*	100%	223,786	$1,359,778	$11.50	68.7%	Idaho Athletic Club, Sports Authority, J.C. Penney, Macy’s, Regal Cinemas
	Illinois
177	Deer Park, IL	Deer Park Town Center I 20530 North Rand Road Suite 133	60010	LC	Fee (3)	2000/2004	1	*	25.75%	301,632	$8,956,799	$30.05	91.8%	Gap, Crate & Barrel, Century Theatre, Barnes & Noble (Not Owned)
178	McHenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	263,015	$2,578,020	$12.72	74.3%	Dick’s Sporting Goods, PetSmart, Bed Bath & Beyond, Best Buy. T.J. Maxx, J.C. Penney (Not Owned)
179	Mount Vernon, IL	Times Square Mall 42nd and Broadway Street	62864	MM	Fee	1974/1998/ 2000	1993		100%	269,328	$941,589	$4.01	82.1%	Sears, Dunham’s Sports, J.C. Penney
180	Orland Park, IL	Marley Creek Square 179th Street and Wolf Road	60467	SC	Fee (3)	2006	2006		50%	57,499	$655,919	$19.57	58.3%	Jewel-Osco (Not Owned)
181	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004		100%	149,498	$1,255,569	$10.16	82.6%	Home Depot
182	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee (3)	1994	2007		20%	125,712	$949,659	$9.28	81.4%	Kroger
183	Skokie, IL	Village Crossing 5507 West Touhy Avenue	60077	SC	Fee (3)	1989	2007		15%	437,249	$7,548,518	$18.87	90.1%	Michaels, Bed Bath & Beyond, OfficeMax, PetSmart, Best Buy, Crown Theatres, Barnes & Noble
	Indiana
184	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	*	100%	223,431	$1,049,787	$5.65	83.2%	Kmart, J.C. Penney, Goody’s
185	Evansville, IN	East Lloyd Commons 6300 East Lloyd Expressway	47715	SC	Fee	2005	2007		100%	159,682	$2,173,371	$13.73	99.1%	Gordman’s, Michaels, Best Buy

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

186	Highland, IN	Highland Grove Shopping Center Highway 41 and Main Street	46322	SC	Fee (3)	1995/2001	1996		20%	312,450	$3,357,525	$12.10	88.8%	Marshalls, Kohl’s, OfficeMax, Michaels, Target (Not Owned), Best Buy (Not Owned), Borders (Not Owned), Dick’s Sporting Goods (Not Owned)
187	Indianapolis, IN	Glenlake Plaza 2629 East 65th Street	46220	SC	Fee (3)	1980	2007		20%	102,549	$755,246	$8.99	81.9%	Kroger
188	Lafayette, IN	Park East Marketplace 4205 - 4315 Commerce Drive	47905	SC	Fee	2000	2003		100%	35,100	$232,355	$14.16	46.8%	Walmart Supercenter (Not Owned)
189	South Bend, IN	Broadmoor Plaza 1217 East Ireland Road	46614	SC	Fee (3)	1987	2007		20%	114,968	$1,170,211	$11.31	90.0%	Kroger
	Iowa
190	Cedar Rapids, IA	Northland Square 303-367 Collins Road Northeast	52404	SC	Fee	1984	1998		100%	187,068	$1,991,431	$10.65	100%	T.J. Maxx, OfficeMax, Barnes & Noble, Kohl’s
191	Ottumwa, IA	Quincy Place Mall I 1110 Quincy Avenue	52501	MM	Fee	1990/1999/ 2002	1/2	*	100%	241,427	$1,127,158	$7.11	65.6%	Herberger’s, J.C. Penney, Target (Not Owned)
	Kansas
192	Leawood, KS	Town Center Plaza 5000 West 119th Street	66209	LC	Fee	1996/2002	1998		100%	309,421	$8,672,036	$31.22	88.5%	Barnes & Noble, Macy’s (Not Owned), Dick’s Sporting Goods (Not Owned), AMC Theaters (Not Owned)
193	Overland Park, KS	Overland Pointe Marketplace Intersection 135 and Antioch Road	66213	SC	Fee (3)	2001/2004	2003		0.01%	42,632	$899,278	$18.34	97.1%	Babies “R” Us, Sam’s Club (Not Owned), Home Depot (Not Owned)
	Kentucky
194	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/ 1998	2004		100%	120,777	$600,924	$6.00	83.0%	Valu Market, Outer Loop Bingo
195	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee	1992	2003		100%	134,701	$678,949	$5.49	91.8%	Dunham’s Sporting Goods, Office Depot, Hobby Lobby, Ballard’s (Not Owned)
	Maine
196	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997		100%	301,853	$2,104,062	$7.59	87.3%	Hoyts Cinemas, Big Lots, T.J. Maxx, Sears
	Maryland
197	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007		100%	88,022	$1,466,059	$17.12	97.3%
198	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee (3)	1999	2007		20%	217,619	$2,305,415	$11.41	92.9%	A & P, A.J. Wright, Burlington Coat Factory
199	Hagerstown, MD	Valley Park Commons 1520 Wesel Boulevard	21740	SC	Fee	1993/2006	2007		100%	88,893	$1,072,259	$13.26	90.9%
200	Salisbury, MD	The Commons I East North Point Drive	21801	SC	Fee	1999	1	*	100%	126,135	$1,579,705	$13.46	88.8%	Best Buy, Michaels, Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

201	Upper Marlboro, MD	Largo Town Center 950 Largo Center Drive	20774	SC	Fee (3)	1991	2007		20%	260,797	$3,835,883	$12.57	98.2%	Shoppers Food Warehouse, Marshalls, Regency Furniture
202	White Marsh, MD	Costco Plaza 9919 Pulaski Highway	21220	SC	Fee (3)	1987/1992	2007		15%	187,331	$1,648,956	$8.09	100%	Costco, PetSmart, Pep Boys, Sports Authority, Home Depot (Not Owned)
	Massachusetts
203	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1	*	100%	222,236	$4,791,107	$17.32	100%	Home Depot, Bed Bath & Beyond, Old Navy, OfficeMax, Babies “R” Us, Michaels, Target (Not Owned), Costco (Not Owned)
204	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee (3)	1985/2003	2007		20%	273,492	$3,483,265	$13.22	96.3%	Kohl’s, Stop & Shop
205	Worcester, MA	Sam’s Club 301 Barber Avenue	01606	SC	Fee	1998	2007		100%	107,929	$1,116,581	$10.35	100%	Sam’s Club
	Michigan
206	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee	1991	1993		100%	63,415	$155,013	$6.83	35.8%	Walmart (Not Owned)
207	Benton Harbor, MI	Fairplain Plaza 1000 Napier Avenue	49022	SC	Fee (3)	1998	2006		20%	280,216	$2,157,011	$10.73	71.7%	Office Depot, PetSmart, T.J. Maxx, Target (Not Owned), Kohl’s (Not Owned)
208	Cheboygan, MI	Kmart Plaza 1109 East State	49721	SC	Fee	1988	1994		100%	70,076	$285,195	$4.38	92.9%	Kmart
209	Dearborn Heights, MI	Walgreens 8706 North Telegraph Road	48127	SC	Fee	1998/1999	2007		100%	13,905	$385,510	$27.72	100%
210	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee	1991/2004	1993		100%	188,219	$797,609	$4.30	98.6%	Family Farm & Home, Hobby Lobby, Dunham’s Sporting Goods, Big Lots
211	Grand Rapids, MI	Green Ridge Square I 3390B Alpine Avenue Northwest	49504	SC	Fee	1989	1995		100%	133,538	$1,369,607	$10.92	94.0%	T.J. Maxx, Office Depot, Target (Not Owned), Toys “R” Us (Not Owned)
212	Grand Rapids, MI	Green Ridge Square II 3410 Alpine Avenue	49504	SC	Fee	1991/1995	2004		100%	85,254	$938,118	$11.00	100%	Bed Bath & Beyond, Best Buy
213	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee	1981/1999	1/2	*	100%	257,863	$220,146	$2.48	34.4%	J.C. Penney, OfficeMax
214	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993		100%	214,501	$1,341,689	$7.05	88.7%	Elder-Beerman, Dunham’s Sporting Goods, OfficeMax, T.J. Maxx
215	Lansing, MI	Marketplace at Delta Township 8305 West Saginaw Highway	48917	SC	Fee	2000/2001	2003		100%	135,703	$1,477,879	$11.30	96.4%	Michaels, Gander Mountain, Staples, PetSmart, Lowe’s (Not Owned), Walmart Supercenter (Not Owned)
216	Livonia, MI	Walgreens 29200 6 Mile Road	48152	SC	Fee	1998/1999	2007		100%	13,905	$269,061	$19.35	100%
217	Milan, MI	Milan Plaza 531 West Main Street	48160	SC	Fee (3)	1955	2007		20%	65,764	$273,692	$4.61	90.2%	Kroger

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

218	Mt. Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990	2	*	100%	249,680	$933,277	$7.57	49.4%	T.J. Maxx, Kroger, Jo-Ann Stores
219	Port Huron, MI	Walgreens Northwest Corner 10th Street and Oak Street	48060	SC	Fee	2000	2007		100%	15,120	$359,856	$23.80	100%
220	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994		100%	270,761	$1,123,244	$7.56	54.9%	J.C. Penney, Dunham’s Sporting Goods, Glen’s Market
221	Westland, MI	Walgreens 7210 North Middlebelt	48185	SC	Fee	2005	2007		100%	13,905	$285,053	$20.50	100%
	Minnesota
222	Bemidji, MN	Paul Bunyan Mall 1401 Paul Bunyan Drive Northwest	56601	MM	Fee	1977/1998	2	*	100%	297,803	$1,720,147	$5.85	98.8%	Kmart, Herberger’s, J.C. Penney
223	Brainerd, MN	Westgate Mall 1200 Highway	56401	MM	Fee	1985/1998	1/2	*	100%	260,845	$1,337,368	$7.85	65.3%	Herberger’s, Movies 10
224	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee (3)	1997/2001	1997		50%	278,211	$3,767,776	$13.61	99.5%	Byerly’s, PetSmart, Barnes & Noble, OfficeMax, T.J. Maxx, Bed Bath & Beyond, Ethan Allen Furniture (Not Owned)
225	Maple Grove, MN	Maple Grove Crossing Weaver Lake Road and I-94	55369	SC	Fee (3)	1995/2002	1996		50%	265,957	$3,032,945	$11.48	99.3%	Kohl’s, Barnes & Noble, Gander Mountain, Michaels, Bed Bath & Beyond, Cub Foods (Not Owned)
	Mississippi
226	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	423,505	$5,401,884	$11.72	95.0%	Academy Sports, Bed Bath & Beyond, Ross Dress For Less, T.J. Maxx, Cinemark, Office Depot, Belk, Barnes & Noble, Burke’s Outlet
227	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003		100%	107,780	$1,137,800	$11.15	94.7%	PetSmart, Office Depot, Home Depot (Not Owned), Target (Not Owned)
228	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee (3)	2000	2003		20%	13,200	$262,076	$15.29	91.7%	Kroger
229	Starkville, MS	Starkville Crossings 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$888,855	$6.96	95.5%	J.C. Penney, Kroger, Lowe’s (Not Owned)
230	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994		100%	348,236	$1,861,670	$5.90	90.6%	Sam’s Club, Walmart Supercenter, Jo-Ann Stores(4)
	Missouri
231	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee (3)	2002	1	*	50%	42,091	$510,302	$14.14	85.7%	Home Depot (Not Owned), Target (Not Owned)
232	Brentwood, MO	The Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998		100%	299,584	$4,267,916	$14.33	99.4%	Target, Bed Bath & Beyond, PetSmart, Micro Center, Trader Joe’s

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

233	Des Peres, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998		100%	92,372	$1,454,545	$16.65	94.6%	T.J. Maxx
234	Fenton, MO	Fenton Plaza Gravois and Highway 141	63206	SC	Fee	1970/1997	1/2	*	100%	93,420	$1,078,943	$11.77	94.0%	Aldi
235	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee (3)	1995/1999	1995		14.5%	386,066	$4,948,104	$13.06	98.1%	Kohl’s, Bed Bath & Beyond, Marshalls, Best Buy, Barnes & Noble, AMC Theatres
236	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998		100%	56,033	$548,416	$10.43	93.9%	Toys “R” Us
237	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003		100%	89,110	$1,126,527	$12.08	98.5%	Shop ‘N Save
238	St. Louis, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998		100%	415,435	$5,428,717	$12.56	94.1%	Toys “R” Us, Bed Bath & Beyond, Marshalls, Home Depot, PetSmart, Borders
239	St. Louis, MO	Southtowne Centre Kings Highway and Chippewa	63109	SC	Fee	2004	1998		100%	88,364	$1,307,076	$16.24	91.1%	OfficeMax
	Nevada
240	Reno, NV	Reno Riverside East First Street and Sierra	89505	SC	Fee	2000	2000		100%	52,474	$736,346	$14.32	98.0%	Century Theatre
	New Jersey
241	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007		100%	97,500	$1,650,097	$18.23	92.8%	Branch Brook Pool & Patio, Sports Authority
242	East Hanover, NJ	Loews Theatre Complex 145 State Route 10	07936	SC	Fee	1993	2007		100%	20,737	$1,096,126	$21.03	100%	Loews East Hanover Cinemas
243	Edgewater, NJ	Edgewater Towne Center I 905 River Road	07020	LC	Fee	2000	2007		100%	77,508	$1,858,581	$23.98	100%	Whole Foods
244	Freehold, NJ	Freehold Marketplace N.J. Highway 33 and West Main Street (Route 537)	07728	SC	Fee	2005	1	*	100%	7,619	$570,000	$18.38	100%	Sam’s Club (Not Owned), Walmart (Not Owned)
245	Hamilton, NJ	Hamilton Marketplace N.J. State Highway 130 and Klockner Road	08691	SC	Fee	2004	2003		100%	471,236	$8,492,166	$15.45	99.0%	Staples, Kohl’s, Bed Bath & Beyond, Michaels, Ross Dress For Less, Shoprite, Barnes & Noble, Walmart (Not Owned), BJ’s Wholesale (Not Owned), Lowe’s (Not Owned)
246	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee (3)	2003	2007		20%	89,627	$1,625,474	$18.14	100%	Shoprite, Lowe’s (Not Owned)
247	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee (3)	1998	2007		20%	78,097	$1,639,378	$22.68	92.6%	Stop & Shop
248	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004		100%	398,770	$5,899,175	$15.36	96.3%	Regal Cinemas, Ross Dress For Less, Bed Bath & Beyond, Marshalls, Sports Authority, hhgregg

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

249	Mays Landing, NJ	Wrangleboro Consumer Square I & II 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%	841,433	$9,783,937	$11.82	98.4%	Borders, Best Buy, Kohl’s, Staples, Babies “R” Us, BJ’s Wholesale Club, Dick’s Sporting Goods, Just Cabinets, Christmas Tree Shops, Michaels, Target, PetSmart
250	Mount Laurel, NJ	Centerton Square Centerton Road and Marter Avenue	08054	SC	Fee (3)	2005	1 *	10%	280,067	$6,257,455	$19.99	90.4%	Wegman’s Food Markets, Bed Bath & Beyond, PetSmart, DSW Shoe Warehouse, Jo-Ann Stores, T.J. Maxx, Costco (Not Owned), Target (Not Owned)
251	Princeton, NJ	Nassau Park Pavilion Route 1 and Quaker Bridge Road	02071	SC	Fee	1995/1999/ 2002/2004	1997	100%	491,953	$9,239,207	$17.84	95.6%	Borders, Best Buy, PetSmart, Dick’s Sporting Goods, Michaels, Wegman’s Food Markets, Kohl’s, HomeGoods, Babies “R” Us, Target (Not Owned), Sam’s Club (Not Owned), Home Depot (Not Owned), Walmart (Not Owned)
252	Union, NJ	Route 22 Retail Center 2700 U.S. Highway 22 East	07083	SC	Fee	1997	2007	100%	107,348	$1,122,268	$19.03	54.9%	Babies “R” Us, Target (Not Owned)
253	West Long Branch, NJ	Consumer Centre 310 State Highway 36	07764	SC	Fee	1993	2004	100%	292,999	$3,671,128	$13.62	92.0%	Sports Authority, PetSmart, Home Depot
254	Woodland Park, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee (3)	1995	2007	20%	81,261	$1,917,571	$21.75	100%	A & P
	New York
255	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004	100%	199,504	$1,996,131	$10.97	91.2%	Burlington Coat Factory, Jo-Ann Stores
256	Amherst, NY	Tops Plaza 3035 Niagara Falls Boulevard	14226	SC	Fee (3)	1986	2004	20%	145,642	$1,192,904	$8.64	94.8%	Tops Markets
257	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004	100%	641,264	$4,769,760	$9.54	78.0%	Hobby Lobby, Sam’s Club, Tops Markets, Bed Bath & Beyond, Michaels, Old Navy, Staples, Barnes & Noble, T.J. Maxx
258	Buffalo, NY	Elmwood Regal Center 1951 - 2023 Elmwood Avenue	14207	SC	Fee	1997	2004	100%	133,940	$1,620,080	$15.03	80.5%	Regal Cinemas, Office Depot
259	Buffalo, NY	Rite Aid 1625 Broadway Street	14212	SC	Fee	2000	2007	100%	12,739	$280,861	$22.05	100%
260	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004	100%	238,416	$2,037,351	$9.11	93.8%	A.J. Wright, OfficeMax, Target
261	Cheektowaga, NY	Rite Aid 2401 Gennesee Street	14225	SC	Fee	2000	2007	100%	10,908	$335,592	$30.77	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

262	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1965/1995/ 1997/2004	2004	100%	381,812	$2,971,615	$7.78	100%	Walmart, Movieland 8 Theatres, Tops Markets, A.J. Wright, Value City Furniture, Home Depot (Not Owned)
263	Cheektowaga, NY	Tops Plaza 3825-3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,554,728	$12.16	84.5%	Tops Markets
264	Chili, NY	Kmart Plaza 800 Paul Road	14606	SC	Fee	1998	2004	100%	116,868	$763,623	$6.06	100%	Kmart
265	Dewitt, NY	Michaels 3133 Erie Boulevard	13214	SC	Fee	2002	2004	100%	38,413	$448,543	$11.68	100%	Michaels
266	Dunkirk, NY	Rite Aid 1166 Central Avenue	14048	SC	GL	2000	2007	100%	10,908	$210,569	$19.30	100%
267	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004	100%	330,312	$3,326,774	$10.11	99.6%	Walmart Supercenter, Staples
268	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004	100%	75,916	$830,521	$10.94	100%	PetSmart, Jo-Ann Stores
269	Hamburg, NY	McKinley Mall 3701 McKinley Parkway	14075	SC	Fee	1990/2001	2004	100%	128,944	$1,540,132	$11.94	100%	Rosa’s Home Store
270	Hamburg, NY	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL	1990/1997	2004	100%	175,965	$1,788,633	$10.37	98.0%	OfficeMax, BJ’s Wholesale Club
271	Hamburg, NY	McKinley Milestrip 4405 Milestrip Road	14219	SC	GL	1999/2000	2004	100%	139,413	$1,208,998	$10.00	86.8%	Home Depot
272	Hamburg, NY	McKinley Milestrip 3540 McKinley Parkway	14075	SC	Fee	1999	2004	100%	106,774	$1,374,804	$13.75	93.6%	Old Navy, Jo-Ann Stores
273	Horseheads, NY	Southern Tier Crossing Ann Page Road and I-86	14845	SC	Fee	2008	1 *	100%	143,694	$1,962,482	$14.05	97.2%	Jo-Ann Stores, Dick’s Sporting Goods, Walmart Supercenter (Not Owned), Kohl’s (Not Owned)
274	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/ 1997	2004	20%	226,768	$2,259,309	$11.55	86.3%	Regal Cinemas, A.J. Wright
275	Ithaca, NY	Tops Plaza 614-722 South Meadow	14850	SC	Fee	1990/1999/ 2003	2004	100%	229,320	$3,197,628	$17.07	81.7%	Tops Markets, Michaels, Barnes & Noble
276	Jamestown, NY	Tops Plaza 75 Washington Street	14702	SC	Fee (3)	1997	2004	20%	98,001	$928,300	$11.77	80.5%	Tops Markets
277	Leroy, NY	Tops Plaza 128 West Main Street	14482	SC	Fee (3)	1997	2004	20%	62,747	$489,026	$9.05	86.1%	Tops Markets
278	Lockport, NY	Tops Plaza 5789-5839 Transit Road and Hamm	14094	SC	GL	1993	2004	100%	296,582	$2,680,047	$9.30	97.2%	Walmart, Tops Markets, Sears
279	North Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	2004	2004	100%	223,022	$2,437,247	$11.42	95.7%	Grossman’s Bargain Outlet, Tops Markets
280	New Hartford, NY	Hannaford Plaza 40 Kellogg Road	13413	SC	Fee	1998	2004	100%	110,732	$1,108,130	$12.78	78.3%	Hannaford Brothers

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

281	Niskayuna, NY	Mohawk Commons 402-442 Balltown Road	12121	SC	Fee	2002	2004		100%	399,901	$4,678,792	$11.65	98.5%	Price Chopper, Lowe’s, Marshalls, Barnes & Noble, Bed Bath & Beyond, Target (Not Owned)
282	Norwich, NY	Tops Plaza 54 East Main Street	13815	SC	GL	1997	2004		10%	85,453	$1,105,778	$13.66	94.7%	Tops Markets
283	Olean, NY	Walmart Plaza 3142 West State Street	14760	SC	Fee	1993/2004	2004		100%	353,326	$2,355,628	$6.72	99.3%	Walmart Supercenter, Eastwynn Theatres, BJ’s Wholesale Club, Home Depot (Not Owned)
284	Ontario, NY	Tops Plaza 6254-6272 Furnace Road	14519	SC	Fee (3)	1998	2004		20%	77,040	$668,065	$10.12	85.7%	Tops Markets
285	Orchard Park, NY	Crossroads Centre 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004		20%	167,805	$1,708,362	$11.52	88.4%	Tops Markets, Stein Mart, Lowe’s (Not Owned)
286	Penfield, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/ 1972/1980/ 1986/1994	2004		20%	279,219	$3,208,870	$13.29	86.5%	Staples, Tops Markets, Tuesday Morning(4)
287	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001	2004		100%	194,467	$1,363,427	$6.74	100%	Staples, J.C. Penney, Tops Markets, Marshalls
288	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/ 1996	2004		100%	121,846	$894,325	$8.88	82.6%	Best Fitness, Office Depot
289	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004		100%	56,134	$664,754	$11.84	100%	Optigolf
290	Warsaw, NY	Tops Plaza 2382 Route 19	14569	SC	Fee (3)	1998	2004		20%	74,105	$523,583	$8.66	81.6%	Tops Markets, Walmart (Not Owned)
291	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004		100%	139,453	$1,322,819	$10.14	93.6%	Home Depot
292	West Seneca, NY	Seneca Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004		100%	62,403	$248,602	$6.95	57.3%	Planet Fitness West Seneca
293	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004		100%	102,917	$1,328,269	$14.57	88.6%
	North Carolina
294	Apex, NC	Beaver Creek Crossings 1335 West Williams Street	27502	SC	Fee	2006	1	*	100%	300,622	$4,431,551	$15.13	92.7%	Borders, Dick’s Sporting Goods, Consolidated Theaters, T.J. Maxx
295	Apex, NC	Beaver Creek Commons 1335 West Williams Street	27502	SC	Fee (3)	2005	1	*	10%	118,046	$2,485,324	$17.15	96.2%	A.C. Moore, OfficeMax, Lowe’s (Not Owned), Super Target (Not Owned)
296	Asheville, NC	Oakley Plaza Fairview Road at Interstate 240	28801	SC	Fee	1988	2007		100%	118,699	$943,150	$8.19	97.0%	Babies “R” Us, BI-LO
297	Cary, NC	hhgregg 1401 Piney Plains Road	27511	SC	Fee	2000	2007		100%	29,235	$292,350	$10.00	100%	hhgregg

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

298	Cary, NC	Mill Pond Village 3434-3490 Kildaire Farm Road	27512	SC	Fee	2004	2007	100%	84,364	$1,127,654	$15.08	84.2%	Lowe’s Foods
299	Chapel Hill, NC	Meadowmont Village West Barbee Chapel Road	27517	SC	Fee (3)	2002	2007	20%	132,619	$2,349,205	$19.92	88.9%	Harris Teeter Supermarkets
300	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007	100%	69,857	$858,351	$12.64	97.2%	BI-LO
301	Clayton, NC	Clayton Corners U.S. Highway 70 West	27520	SC	Fee (3)	1999	2007	20%	125,708	$1,318,778	$11.51	91.2%	Lowe’s Foods
302	Concord, NC	Rite Aid Highway 29 at Pitts School	28027	SC	Fee	2002	2007	100%	10,908	$227,814	$20.89	100%
303	Cornelius, NC	The Shops at the Fresh Market 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007	100%	130,114	$951,185	$9.75	74.9%	Stein Mart, Fresh Market
304	Durham, NC	Patterson Place 3616 Witherspoon Boulevard	27707	SC	Fee (3)	2004	2007	20%	160,942	$2,098,462	$14.19	91.9%	DSW Shoe Warehouse, A.C. Moore, Bed Bath & Beyond, Home Depot (Not Owned), Kohl’s (Not Owned), Kroger (Not Owned)
305	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2 *	100%	208,014	$1,241,286	$6.29	94.9%	Food Lion, Burlington Coat Factory, Walmart (Not Owned)
306	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee (3)	2005	2007	20%	107,812	$1,636,201	$15.39	95.3%	Office Depot, Ross Dress For Less, Sam’s Club (Not Owned), Super Target (Not Owned)
307	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985/2003	2003	100%	226,089	$1,921,587	$8.50	100%	T.J. Maxx, Bed Bath & Beyond
308	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee (3)	1998/2001	2007	20%	273,969	$2,662,039	$11.71	83.0%	Dick’s Sporting Goods, PetSmart, Food Lion, Marshalls, Michaels
309	Fuquay Varina, NC	Sexton Commons 1420 North Main Street	27526	SC	Fee (3)	2002	2007	20%	49,097	$730,536	$14.88	100%	Harris Teeter Supermarkets
310	Greensboro, NC	Adam’s Farm 5710 High Point Road	27407	SC	Fee	2004	2007	100%	112,010	$990,207	$11.13	79.5%	Harris Teeter Supermarkets
311	Greensboro, NC	Golden Gate East Cornwallis Drive	27405	SC	Fee	1962/2002	2007	100%	153,113	$1,075,549	$8.68	81.0%	Harris Teeter Supermarkets, Staples, Food Lion
312	Greensboro, NC	Wendover Village II 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007	100%	35,895	$941,601	$26.23	100%	Costco (Not Owned)
313	Greensboro, NC	Wendover Village II West Wendover Avenue	27407	SC	Fee (3)	2004	2007	20%	134,810	$1,177,676	$12.72	68.7%	A.C. Moore, Klaussner Furniture
314	Huntersville, NC	Birkdale Village 8712 Lindholm Drive Suite 206	28078	LC	Fee (3)	2003	2007	15%	300,894	$6,349,547	$24.78	85.2%	Barnes & Noble, Dick’s Sporting Goods, Regal Cinemas (Not Owned)
315	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Drive	28078	SC	Fee (3)	2000	2007	20%	119,087	$1,714,884	$15.95	90.3%	Harris Teeter Supermarkets

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

316	Indian Trail, NC	Union Town Center Independence and Faith Church Road	28079	SC	Fee	1999	2004		100%	96,160	$825,875	$9.31	92.3%	Food Lion
317	Mooresville, NC	Mooresville Consumer Square I 355 West Plaza Drive	28117	SC	Fee	1999/2006	2006		100%	472,182	$3,496,499	$8.30	89.3%	Walmart Supercenter, Gander Mountain, Ollie’s Bargain Outlet
318	Mooresville, NC	Winslow Bay Commons Bluefield Road and Highway 150	28117	SC	Fee (3)	2003	2007		15%	255,798	$3,304,948	$13.74	88.8%	Ross Dress For Less, Dick’s Sporting Goods, T.J. Maxx, Michaels, Super Target (Not Owned)
319	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1/2	*	100%	68,045	$616,949	$9.27	97.8%	PetSmart, Walmart Supercenter (Not Owned)
320	Raleigh, NC	Alexander Place Glenwood Ave and Brier Creek Parkway	27617	SC	Fee (3)	2004	2007		15%	188,254	$2,582,930	$14.35	95.6%	Kohl’s, hhgregg, Walmart Supercenter (Not Owned)
321	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007		100%	83,248	$913,920	$10.98	99.9%	Lowe’s Foods, Staples
322	Raleigh, NC	Wakefield Crossing Wakefield Pines Drive and New Falls of Neuse	27614	SC	Fee	2001	2007		100%	75,927	$811,991	$12.80	83.6%	Food Lion
323	Salisbury, NC	Alexander Pointe 850 Jake Alexander Boulevard	28144	SC	Fee (3)	1997	2007		20%	57,710	$668,044	$11.58	100%	Harris Teeter Supermarkets
324	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee (3)	2004	2007		15%	46,793	$570,486	$13.98	87.2%	Home Depot (Not Owned), Super Target (Not Owned)
325	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,644	$528,642	$6.76	97.0%	Burke’s Outlet, Office Depot, Walmart Supercenter (Not Owned)
326	Wilmington, NC	University Centre South College Road and New Centre Drive	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$2,992,740	$9.98	72.8%	Lowe’s, Old Navy, Bed Bath & Beyond, Ross Dress For Less, Sam’s Club (Not Owned)
327	Wilmington, NC	Oleander Shopping Center 3804 Oleander Drive	28401	SC	GL	1989	2007		100%	51,888	$495,650	$10.46	91.4%	Lowe’s Foods
328	Wilson, NC	Forest Hills Centre 1700 Raleigh Road Northwest	27896	SC	Fee	1989	2007		100%	73,020	$318,752	$9.92	44.0%
329	Winston Salem, NC	Harper Hill Commons 5049 Country Club Road	27104	SC	Fee (3)	2004	2007		20%	55,394	$723,391	$20.66	60.3%	Harris Teeter Supermarkets
330	Winston Salem, NC	Shops at Oliver Crossing Peters Creek Parkway Oliver Crossing	27127	SC	Fee (3)	2003	2007		20%	76,512	$840,362	$12.56	87.5%	Lowe’s Foods
331	Winston Salem, NC	Walmart Supercenter 4550 Kester Mill Road	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	100%	Walmart Supercenter

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

	Ohio
332	Alliance, OH	Walmart Supercenter 2700 West State Street	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	100%	Walmart Supercenter
333	Ashtabula, OH	Ashtabula Commons 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$852,400	$14.73	100%	Tops Markets
334	Aurora, OH	Barrington Town Center 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	102,683	$1,034,769	$11.37	86.2%	Cinemark, Heinen’s (Not Owned)
335	Boardman, OH	Southland Crossings I-680 and U.S. Route 224	44514	SC	Fee	1997	1	*	100%	506,254	$4,192,313	$8.30	98.3%	Lowe’s, Babies “R” Us, Staples, Dick’s Sporting Goods, Walmart, PetSmart, Giant Eagle
336	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	GL (3)	1974/1998	1/2	*	20%	106,262	$1,048,806	$10.22	96.6%	Kroger, OfficeMax
337	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	Fee	1998	1981		100%	130,497	$822,132	$6.30	100%	Lowe’s
338	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee	1990	1993		100%	235,433	$1,302,276	$11.56	45.1%	Michaels
339	Cincinnati, OH	Kroger 6401 Colerain Avenue	45239	SC	Fee	1998	2007		100%	56,634	$556,486	$9.83	100%	Kroger
340	Cincinnati, OH	Tri-County Mall 11700 Princeton Pike	45246	SC	Fee (3)	1960/1990/ 1992	2005		20%	758,031	$11,292,206	$18.54	85.6%	Dillard’s, Sears, Macy’s (Not Owned)
341	Cleveland, OH	Kmart Plaza 14901-14651 Lorain Avenue	44111	SC	Fee (3)	1982	2008		25.25%	109,250	$724,137	$7.29	90.9%	Kmart
342	Columbus, OH	Consumer Square West 3630 Soldano Boulevard	43228	SC	Fee	1989/2003	2004		100%	222,206	$2,009,987	$10.09	82.0%	Kroger, Target
343	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998		100%	506,911	$6,545,795	$13.00	99.3%	Staples, PetSmart, buybuy BABY, Golfsmith Golf Center, Michaels, Dick’s Sporting Goods, DSW Shoe Warehouse, Kittle’s Home Furnishings, Bed Bath & Beyond, T.J. Maxx
344	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998		50%	352,913	$3,721,477	$10.55	100%	Target, Barnes & Noble, Staples, AMC Theatres
345	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee (3)	1995	1998		79.45%	315,828	$3,809,987	$12.35	97.7%	Babies “R” Us, Michaels, Ashley Furniture Homestore, Stein Mart, Whole Foods, Staples
346	Columbus, OH	Hilliard Rome Commons 1710-60 Hilliard Rome Road	43026	SC	Fee (3)	2001	2007		20%	110,871	$1,507,003	$13.59	100%	Giant Eagle
347	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998		100%	137,556	$1,433,289	$11.73	88.9%	Giant Eagle
348	Elyria, OH	Elyria Shopping Center 841 Cleveland	44035	SC	Fee	1977	2	*	100%	92,125	$171,300	$7.81	23.8%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

349	Grove City, OH	Derby Square 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998		20%	128,250	$1,223,213	$9.86	96.7%	Giant Eagle
350	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	182,749	$1,647,060	$12.54	71.9%	hhgregg, Dick’s Sporting Goods, Hobby Lobby (Not Owned), Bed Bath & Beyond (Not Owned)
351	Macedonia, OH	Macedonia Commons I Macedonia Commons Boulevard	44056	SC	Fee (3)	1994	1994		50%	244,056	$3,094,410	$12.87	94.4%	Hobby Lobby, Kohl’s, Walmart Supercenter (Not Owned), Home Depot (Not Owned)
352	Macedonia, OH	Macedonia Commons II 8210 Macedonia Commons	44056	SC	Fee	1999	1/2*		100%	57,658	$915,609	$15.88	100%	Cinemark
353	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,961,707	$16.51	97.9%	Mustard Seed Market & Cafe, Bed Bath & Beyond, Borders
354	Solon, OH	Sears Solon 6221 SOM Center Road	44139	SC	Fee (3)	1977	2008		25.25%	84,180	$299,819	$3.56	100%	Sears Grand, Marc’s (Not Owned)
355	Stow, OH	Stow Community Center I	44224	SC	Fee	1997/2000	1	*	100%	389,668	$3,734,388	$10.17	94.2%	Bed Bath & Beyond,
		Kent Road												Giant Eagle, Kohl’s, OfficeMax, Target (Not Owned)
356	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1/2	*	100%	176,095	$585,279	$4.83	68.9%	Cinemark, J.C. Penney
357	Toledo, OH	Springfield Commons South Holland-Sylvania Road	43528	SC	Fee (3)	1999	1	*	20%	241,129	$2,858,661	$11.42	98.3%	Kohl’s, Gander Mountain, Bed Bath & Beyond, Old Navy, Babies “R” Us
358	Toledo, OH	North Towne Commons 851 West Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	100%	Dick’s Sporting Goods, Kroger (Not Owned), Target (Not Owned)
359	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/ 2000	1/2	*	100%	162,330	$1,358,280	$8.47	98.8%	Marc’s, Sears Grand
360	Willoughby Hills, OH	Shoppes at Willoughby Hills Chardon Road	44092	SC	Fee (3)	1985	2007		15%	376,977	$2,787,995	$8.73	84.7%	Giant Eagle, National College, OfficeMax, Phoenix Theaters(4)
361	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994/1997/ 2001	1	*	100%	112,361	$513,056	$7.40	61.7%	Kroger, Walmart (Not Owned)
362	Zanesville, OH	Kmart Shopping Center 3515 North Maple Avenue	43701	SC	Fee (3)	1973	2008		25.25%	84,180	$223,160	$2.65	100%	Kmart
	Oklahoma
363	Enid, OK	Kmart Plaza 4010 West Owen Garriot Road	73703	SC	Fee (3)	1983	2008		25.25%	84,000	$196,206	$2.34	100%	Kmart, United Supermarkets (Not Owned)
364	Oklahoma City, OK	CVS Pharmacy 2323 North Martin Luther King Boulevard	73102	SC	Fee	1997	2007		100%	9,504	$159,358	$16.77	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

	Oregon
365	Portland, OR	Tanasbourne Town Center I Evergreen Parkway and Ring Road	97006	SC	Fee (3)	1995/2001	1996		50%	309,617	$5,363,784	$17.94	96.6%	Bed Bath & Beyond, Ross Dress For Less, Michaels, Barnes & Noble, Office Depot, Haggan’s, Nordstrom Rack (Not Owned), Target (Not Owned)
	Pennsylvania
366	Allentown, PA	BJ’s Wholesale Club 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$863,266	$7.69	100%	BJ’s Wholesale Club
367	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,239	$2,653,025	$10.37	98.7%	Walmart Supercenter
368	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$288,000	$10.03	45.6%	Michaels, Linens & More(4)
369	Carlisle, PA	Carlisle Commons Shopping Center Ridge Street and Noble Boulevard	17013	SC	Fee (3)	2001	2007		15%	393,033	$3,281,824	$8.85	94.4%	Walmart Supercenter, T.J. Maxx, Ross Dress For Less, Regal Cinemas
370	Cheswick, PA	Rite Aid 1200 Pittsburgh Street	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79	100%
371	Connellsville, PA	Rite Aid 100 Memorial Boulevard	15425	SC	Fee	1999	2007		100%	10,908	$312,181	$28.62	100%
372	E. Norriton, PA	Dekalb Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	173,876	$1,199,759	$6.68	96.4%	Aldi, Big Lots
373	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003	1	*	100%	557,791	$4,137,442	$9.21	75.9%	Lowe’s, PetSmart, hhgregg, Kohl’s, Cinemark, Hobby Lobby, Erie Sports, Home Depot (Not Owned)
374	Erie, PA	Rite Aid 4145 Buffalo Road	16510	SC	Fee	1999	2007		100%	10,908	$235,940	$21.63	100%
375	Erie, PA	Rite Aid 404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$260,047	$23.84	100%
376	Erie, PA	Rite Aid 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47	100%
377	Erie, PA	Rite Aid 5440 Peach Street	16508	SC	Fee	2000	2007		100%	10,908	$354,691	$32.52	100%
378	Erie, PA	Rite Aid 2923 West 26th Street	16506	SC	Fee	1999	2007		100%	10,908	$332,311	$30.46	100%
379	Erie, PA	Rite Aid 2184 West 12th Street	16505	SC	Fee	1999	2007		100%	10,908	$373,661	$34.26	100%
380	Homestead, PA	Waterfront Market Amity 149 West Bridge Street	15120	LC	Fee (3)	2003	2007		15%	764,691	$11,173,951	$15.81	92.4%	Dick’s Sporting Goods, Loews Theater, Best Buy, Michaels, Office Depot, T.J. Maxx, Old Navy, DSW Shoe Warehouse, Bed Bath & Beyond, Marshalls, Barnes & Noble, Dave & Buster’s, Target (Not Owned), Macy’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

381	Irwin, PA	Rite Aid 3550 Route 130	15642	SC	Fee	1999	2007	100%	10,908	$262,741	$24.09	100%
382	King of Prussia, PA	Overlook at King of Prussia 301 Goddard Boulevard	19046	SC	Fee (3)	2002	2007	15%	105,615	$5,044,175	$26.04	100%	United Artists Theatre, Nordstrom Rack, Best Buy
383	Monroeville, PA	Rite Aid 2604 Monroeville Boulevard	15146	SC	Fee	1999	2007	100%	10,908	$295,339	$27.08	100%
384	Mt. Nebo, PA	Mount Nebo Pointe Mount Nebo and Lowries Run Road	15237	SC	Fee (3)	2005	1 *	10%	104,909	$717,875	$15.52	39.5%	Sam’s Club (Not Owned), Target (Not Owned)
385	New Castle, PA	Rite Aid 31 North Jefferson Street	16101	SC	Fee	1999	2007	100%	10,908	$267,194	$24.50	100%
386	Pittsburgh, PA	Rite Aid 1804 Golden Mile Highway	15239	SC	Fee	1999	2007	100%	10,908	$326,940	$29.97	100%
387	Pittsburgh, PA	Rite Aid 2501 Saw Mill Run Boulevard	15227	SC	Fee	1999	2007	100%	10,908	$342,233	$31.37	100%
388	Pottstown, PA	Kmart Shopping Center 2200 East High Street	19464	SC	Fee (3)	1973	2008	25.25%	84,180	$275,000	$3.27	100%	Kmart
389	Willow Grove, PA	Kmart Shopping Center 2620 Moreland Road	19090	SC	Fee (3)	1973	2008	25.25%	94,500	$341,125	$3.61	100%	Kmart
	Puerto Rico
390	Arecibo, PR	Plaza Del Atlantico Ave Miramar (PR 2) and Ave San Daniel	00612	MM	Fee	1980/1993	2005	100%	214,191	$2,863,433	$13.16	91.5%	Kmart, Capri Del Atlantico
391	Bayamon, PR	Plaza Del Sol Calle Comerio Principal (PR 167) and Calle Principal Oeste (PR 29)	00961	MM	Fee	1998/2003/ 2004	2005	100%	524,409	$17,741,285	$33.95	95.0%	Walmart, Old Navy, Science Park Cinema, Bed Bath & Beyond, Home Depot (Not Owned)
392	Bayamon, PR	Rexville Plaza PR 167 and Ave Las Cumbres (PR 199)	00961	SC	Fee	1980/2002	2005	100%	126,022	$1,627,688	$11.70	96.6%	Pueblo Xtra, Tiendas Capri
393	Bayamon, PR	Plaza Rio Hondo Expo Jose de Diego (PR 22) and Ave Comerio (PR 167)	00936	MM	Fee	1982/2001	2005	100%	484,656	$12,769,518	$27.26	89.8%	Best Buy, Kmart, Pueblo Xtra, Rio Hondo Cinemas, Marshalls, T.J. Maxx
394	Carolina, PR	Plaza Escorial SWQ Ave 65 Infanteria (PR 3) and PR 8	00987	SC	Fee	1997	2005	100%	420,470	$7,996,095	$14.78	100%	OfficeMax, Walmart Supercenter, Plaza Escorial Cinemas, Borders, Old Navy, Sam’s Club, Home Depot (Not Owned)
395	Cayey, PR	Plaza Cayey PR 1 and PR 735	00736	SC	Fee	1999/2004	2005	100%	261,126	$2,964,164	$8.53	96.7%	Walmart Supercenter, Cayey Cinema Corp. (Not Owned)
396	Fajardo, PR	Plaza Fajardo PR 3 and Ave Valero	00738	SC	Fee	1992	2005	100%	245,319	$4,115,511	$16.76	98.0%	Walmart, Pueblo Xtra
397	Guayama, PR	Plaza Walmart PR 3 and La Concordia Ave	00784	SC	Fee	1994	2005	100%	163,598	$1,709,709	$10.95	95.5%	Walmart

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

398	Hatillo, PR	Plaza Del Norte PR 2 and PR 493	00659	MM	Fee	1992	2005	100%	513,156	$10,567,204	$25.17	82.3%	Sears, T.J. Maxx, Toys “R” Us, J.C. Penney, OfficeMax, Rooms to Go(4), Walmart
399	Humacao, PR	Plaza Palma Real PR 3 and PR 53	00791	SC	Fee	1995	2005	100%	345,489	$7,085,154	$19.48	93.1%	Pep Boys, J.C. Penney, Capri Stores, OfficeMax, Marshalls, Walmart
400	Isabela, PR	Plaza Isabela PR 2 and PR 4494	00662	SC	Fee	1994	2005	100%	238,410	$3,707,914	$14.77	96.4%	Co-Op Isabela Supermarket, Walmart
401	San German, PR	Camino Real PR 2 and PR 122	00683	SC	Fee	1991	2005	100%	0	$363,595	—	100%	Pep Boys
402	San German, PR	Plaza Del Oeste PR 2 and PR 122	00683	SC	Fee	1991	2005	100%	174,172	$2,488,759	$12.90	99.8%	Kmart, Econo San German, Pep Boys
403	San Juan, PR	Senorial Plaza Expo Las Americas and PR 177	00926	MM	Fee	1978/ Mutiple	2005	100%	160,349	$2,782,203	$16.79	94.7%	Kmart, Pueblo Xtra
404	Vega Baja, PR	Plaza Vega Baja PR 2 and Ave Betances	00693	SC	Fee	1990	2005	100%	180,488	$1,899,113	$10.41	96.9%	Kmart, Pueblo Xtra
	Rhode Island
405	Middletown, RI	Middletown Village 1315 West Main Street	02842	SC	Fee	2003	2007	100%	98,161	$970,192	$13.83	71.5%	Barnes & Noble, Michaels
406	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007	15%	159,958	$2,171,965	$17.78	76.4%	Dick’s Sporting Goods, Barnes & Noble, DSW Shoe Warehouse
	South Carolina
407	Aiken, SC	Aiken Exchange Whiskey Road and Brook Haven Drive	29803	SC	Fee (3)	2004	2007	15%	101,558	$458,570	$8.42	53.6%	PetSmart, Target (Not Owned)
408	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$1,065,042	$7.65	77.3%	Belk, Walmart Supercenter (Not Owned)
409	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$696,766	$11.45	29.4%	Food Lion, Kohl’s
410	Columbia, SC	Columbiana Station OEA Harbison Boulevard and Bower Parkway	29212	SC	Fee (3)	2003	2007	15%	375,950	$4,133,584	$14.78	74.4%	Dick’s Sporting Goods, buybuy BABY, Michaels, PetSmart, hhgregg
411	Easley, SC	Center Pointe Plaza II Calhoun Memorial Highway and Brushy Creek Road	29642	SC	GL (3)	2004	2007	20%	72,287	$648,084	$11.13	80.6%	Publix Super Markets, Home Depot (Not Owned)
412	Gaffney, SC	Rite Aid 1320 West Floyd Baker Boulevard	29341	SC	Fee	2003	2007	100%	13,818	$291,984	$21.13	100%
413	Greenville, SC	Rite Aid 3679 Augusta Road	29605	SC	Fee	2001	2007	100%	10,908	$283,423	$25.98	100%
414	Greenville, SC	Walmart Supercenter 1451 Woodruff Road	29607	SC	Fee	1998	2007	100%	200,084	$1,272,534	$6.36	100%	Walmart Supercenter

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

415	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007	20%	104,560	$1,022,417	$16.93	57.8%	Whole Foods
416	Greenwood, SC	Northside Plaza U.S. Highway 25 and Northside Drive	29649	SC	Fee	1999	2007	100%	41,581	$334,437	$8.04	100%	BI-LO
417	Lexington, SC	Lexington Place U.S. Highway 378 and Old Cherokee Road	29072	SC	Fee	2003	2007	100%	83,167	$842,533	$10.26	98.7%	Ross Dress For Less, T.J. Maxx, Publix Super Markets (Not Owned), Kohl’s (Not Owned)
418	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995	100%	209,810	$2,157,654	$11.72	87.7%	Office Depot, T.J. Maxx, Marshalls, Walmart (Not Owned)
419	Mt. Pleasant, SC	BI-LO at Shelmore 672 Highway 17 By-Pass	29464	SC	Fee	2002	2007	100%	64,368	$920,894	$14.31	100%	BI-LO
420	Myrtle Beach, SC	The Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007	20%	116,657	$1,368,467	$13.02	80.3%	Kroger
421	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2 *	100%	294,471	$2,090,034	$7.12	99.7%	Walmart Supercenter, OfficeMax
422	N. Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004	100%	236,437	$1,324,925	$6.92	80.9%	Northern Tool, Home Decor Liquidators
423	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994/1999	1995	100%	50,760	$543,850	$10.71	100%	T.J. Maxx, Walmart Supercenter (Not Owned)
424	Piedmont, SC	Rite Aid 915 Anderson Street	29601	SC	Fee	2000	2007	100%	10,908	$181,052	$16.60	100%
425	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994	100%	142,086	$872,870	$6.25	98.3%	Ingles, Kohl’s
426	Spartanburg, SC	Rite Aid 1510 W.O. Ezell Boulevard	29301	SC	Fee	2001	2007	100%	10,908	$271,599	$24.90	100%
427	Spartanburg, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007	100%	102,252	$589,709	$7.00	79.2%	Ingles
428	Spartanburg, SC	Rite Aid 780 North Pine Street	29301	SC	Fee	2002	2007	100%	10,908	$283,656	$26.00	100%
429	Taylors, SC	North Hampton Market 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007	20%	114,935	$1,224,630	$11.33	94.1%	Hobby Lobby, Target (Not Owned)
430	Taylors, SC	Hampton Point 3033 Wade Hampton Boulevard	29687	SC	Fee	1993	2007	100%	58,316	$436,242	$7.96	94.0%	BI-LO
431	Woodruff, SC	Rite Aid 121 North Main Street	29388	SC	Fee	2002	2007	100%	13,824	$288,178	$20.85	100%
	Tennessee
432	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003	100%	213,105	$1,900,885	$8.99	99.2%	Best Buy, Hobby Lobby, Fresh Market
433	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee	1991	2003	10%	71,311	$471,594	$7.61	86.9%	Food City

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

434	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003	20%	84,441	$659,289	$8.69	89.8%	Kroger
435	Hendersonville, TN	Lowe’s Home Improvement 1050 Lowe’s Road	37075	SC	Fee	1999	2003	100%	129,044	$1,139,939	$8.83	100%	Lowe’s
436	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007	20%	62,925	$525,816	$8.86	94.3%	Kroger
437	Johnson City, TN	Johnson City Marketplace Franklin and Knob Creek Roads	37604	SC	GL	2005	2003	100%	11,749	$534,609	$15.46	100%	Kohl’s, Lowe’s (Not Owned)
438	Knoxville, TN	Pavilion of Turkey Creek I 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007	15%	280,776	$3,127,417	$12.89	86.4%	Ross Dress For Less, OfficeMax, Old Navy, Hobby Lobby, Target (Not Owned), Walmart Supercenter (Not Owned)
439	Knoxville, TN	Town & Country Commons I North Peters Road and Town & Country Circle	37923	SC	Fee (3)	1985/1997	2007	15%	638,334	$5,785,239	$10.72	84.5%	Jo-Ann Stores, Staples, Food City, Best Buy, Lowe’s, Carmike Cinemas, Dick’s Sporting Goods
440	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007	20%	121,222	$773,974	$7.88	81.1%	Kroger
441	Morristown, TN	Crossroads Square 130 Terrace Lane	37816	SC	Fee (3)	2004	2007	20%	70,000	$573,000	$8.68	94.3%	T.J. Maxx, OfficeMax (Not Owned)
442	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007	20%	93,600	$698,266	$8.56	87.2%	Kroger
443	Nashville, TN	Bellevue Place 7625 Highway 70 South	37221	SC	Fee (3)	2003	2007	15%	77,099	$880,292	$12.18	93.8%	Michaels, Bed Bath & Beyond, Home Depot (Not Owned)
444	Oakland, TN	Oakland Market Place 7265 U.S. Highway 64	38060	SC	Fee (3)	2004	2007	20%	64,600	$382,053	$6.63	89.2%	Kroger
	Texas
445	Allen, TX	Watters Creek Bethany Road	75013	LC	Fee (3)	2008	1 *	10%	347,211	$6,037,405	$20.92	80.5%	United Market Street, Borders
446	Austin, TX	The Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee (3)	2003	2003	25.75%	282,845	$3,360,774	$14.06	83.3%	Ross Dress For Less, Toys “R” Us, Hobby Lobby, Best Buy, Super Target (Not Owned)
447	Fort Worth, TX	CVS Pharmacy 2706 Jacksboro Highway	76114	SC	Fee	1997	2007	100%	10,908	$239,784	$21.98	100%
448	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee (3)	2003	2003	0.01%	20,959	$691,254	$21.54	96.3%	Kohl’s
449	Garland, TX	Garland Plaza 3265 Broadway Boulevard	75043	SC	Fee	1994	2007	100%	70,576	$—	$—	—
450	Grand Prairie, TX	Kroger 2525 West Interstate 20	75052	SC	Fee	1998	2007	100%	60,835	$433,615	$7.13	100%	Kroger

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

451	Houston, TX	Lowe’s Home Improvement 19935 Katy Freeway	77094	SC	Fee	1998	2007		100%	131,644	$917,000	$6.97	100%	Lowe’s
452	McKinney, TX	McKinney Marketplace U.S. Highway 75 and El Dorado Parkway	75070	SC	Fee (3)	2000	2003		0.01%	118,967	$1,165,985	$10.70	91.6%	Kohl’s, Albertson’s (Not Owned)
453	Mesquite, TX	Marketplace at Towne Center Southbound Frontage Road and I-635	75150	SC	Fee (3)	2001	2003		0.01%	170,645	$2,165,073	$14.24	82.2%	PetSmart, Michaels, Ross Dress For Less, Kohl’s (Not Owned), Home Depot (Not Owned)
454	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007		20%	81,161	$392,066	$6.38	75.7%	Kroger
455	Richardson, TX	CVS Pharmacy 2090 Arapahoe Boulevard	75081	SC	Fee	1997	2007		100%	10,560	$206,585	$19.56	100%
456	San Antonio, TX	Bandera Pointe State Loop 1604 and Bandera Road	78227	SC	Fee	2001/2002	1	*	100%	278,815	$3,972,683	$15.03	90.3%	Lowe’s, T.J. Maxx, Old Navy, Ross Dress For Less, Barnes & Noble, Las Palapas, Raquetball & Fitness (Not Owned), Kohl’s (Not Owned), Chuck E Cheese (Not Owned), Credit Union (Not Owned), Super Target (Not Owned), Lack’s Furniture (Not Owned)
457	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North	78258	SC	Fee	2007	1	*	100%	387,352	$5,805,636	$17.27	84.5%	T.J. Maxx, Alamo Drafthouse Cinema, Hobby Lobby, Super Target (Not Owned)
458	San Antonio, TX	Westover Marketplace State Highway 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	20%	225,164	$2,353,979	$15.03	68.8%	PetSmart, Office Depot, Ross Dress For Less, Target (Not Owned), Lowe’s (Not Owned)
459	San Antonio, TX	Terrell Plaza 1201 Austin Highway	78209	SC	Fee	1958/1986	2007		50%	171,083	$828,555	$7.18	67.4%	Big Lots
	Utah
460	Midvale, UT	The Family Center at For Union 900 East Fort Union Boulevard	84047	SC	Fee	1973/2000	1998		100%	658,952	$7,941,815	$13.66	88.2%	Babies “R” Us, OfficeMax, Smith’s Food & Drug, F.Y.E., Bed Bath & Beyond, Walmart, Ross Dress For Less, Michaels
461	Ogden, UT	The Family Center at Ogden 5-Points 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	162,316	$708,127	$5.59	78.0%	Harmons
462	Orem, UT	The Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998		100%	150,667	$1,347,849	$11.52	77.6%	Babies “R” Us, F.Y.E., Jo-Ann Stores, Toys “R” Us (Not Owned), R.C. Willey (Not Owned)
463	Riverdale, UT	The Family Center at Riverdale (North) 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998		100%	593,398	$4,149,937	$7.77	88.4%	OfficeMax, Sports Authority, Sportsman’s Warehouse, Target, F.Y.E.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
										Company-
										Owned		Average
						Year			DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

464	Riverdale, UT	The Family Center at Riverdale (East) 1050 West Riverdale Road	84405	SC	Fee	2005	1	*	100%	55,747	$510,001	$10.94	83.6%	Jo-Ann Stores, Sam’s Club (Not Owned), Walmart Supercenter (Not Owned)
465	Taylorsville, UT	The Family Center at Taylorsville 5600 South Redwood	84123	SC	Fee	1982/2003	1998		100%	741,906	$6,250,820	$10.86	76.9%	Shopko, Jo-Ann Stores, Sports Authority, 24 Hour Fitness, PetSmart, Bed Bath & Beyond, Ross Dress For Less, F.Y.E., Harmons Superstore (Not Owned)
	Virginia
466	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	114,589	$1,558,999	$13.74	95.3%	Martin’s Food Store
467	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007		15%	266,308	$2,913,739	$12.52	87.4%	Barnes & Noble, Bed Bath & Beyond, Michaels, Dick’s Sporting Goods
468	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	1989/1997	1/2	*	50%	434,417	$2,178,354	$6.19	78.9%	Belk, J.C. Penney, Sears, OfficeMax, Kroger
469	Midlothian, VA	Chesterfield Crossings Highway 360 and Warbro Road	23112	SC	Fee (3)	2000	2007		15%	79,802	$1,185,734	$14.86	87.6%	Ben Franklin Crafts, Walmart Supercenter (Not Owned), Home Depot (Not Owned)
470	Midlothian, VA	Commonwealth Center 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007		15%	165,413	$2,110,815	$13.39	95.3%	Stein Mart, Michaels, Barnes & Noble
471	Newport News, VA	Denbigh Village Warwick Boulevard and Denbigh Boulevard	23608	SC	Fee	1998/2006	2007		100%	324,450	$2,344,265	$8.06	82.8%	Burlington Coat Factory
472	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007		15%	47,341	$793,413	$16.76	100%	Fresh Market, Costco (Not Owned)
473	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007		100%	126,055	$2,353,813	$20.40	91.5%	Barnes & Noble, Regal Cinemas
474	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007		100%	120,320	$2,291,523	$19.05	100%	Barnes & Noble, DSW Shoe Warehouse, Bed Bath & Beyond, hhgregg
475	Springfield, VA	Spring Mall Center 6717 Spring Mall Road	22150	SC	Fee	1995/2001	2007		100%	56,511	$998,611	$17.67	100%	The Tile Shop, Michaels
476	Sterling, VA	Park Place at Cascades Marketplace Cascades Parkway and Route 7	20165	SC	Fee	1998	2007		100%	101,606	$1,544,217	$15.20	100%	Staples, Sports Authority
477	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007		20%	63,324	$168,488	$2.91	91.5%	Kroger
478	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Boulevard	22980	SC	Fee (3)	1993	2007		20%	52,415	$457,084	$8.72	100%	Kroger
479	Winchester, VA	Apple Blossom Corners 2190 South Pleasant Valley	22601	SC	Fee (3)	1990/1997	2	*	20%	240,560	$2,579,489	$10.57	98.5%	Martin’s Food Store, Kohl’s, OfficeMax, Books-A-Million

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2010
									Company-
									Owned		Average
						Year		DDR	Gross	Total	Base
			Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

	Washington
480	Kirkland, WA	Totem Lake Malls Totem Lakes Boulevard	98034	SC	Fee (3)	1999/2004	2004	20%	255,738	$2,251,683	$17.64	50.7%	Guitar Center, Ross Dress For Less
481	Olympia, WA	Olympia 2815 Capital Mall Drive Southwest	98502	SC	Fee	1998	2007	100%	35,776	$—	$—	—
	West Virginia
482	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998	100%	70,900	$251,887	$3.63	97.7%	Discount Emporium, Ashley Furniture, Hobby Lobby (Not Owned)
483	Morgantown, WV	Glenmark Centre Interstate 68 and Pierpont Road	26508	SC	Fee	1999/2000	2007	100%	111,278	$1,242,196	$10.31	97.4%	Shop ‘N Save, Michaels, Lowe’s (Not Owned)
484	Weirton, WV	Rite Aid 1360 Cove Road	26062	SC	Fee	2000	2007	100%	10,908	$221,870	$20.34	100%
	Wisconsin
485	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$707,569	$4.41	100%	Kohl’s, Pick ‘N Save
486	Racine, WI	Village Center Outlot Washington Avenue and Village Center Drive	53406	SC	Fee (3)	2003	2007	20%	227,922	$2,420,335	$10.69	99.3%	Jewel, Kohl’s
487	West Allis, WI	West Allis Center West Cleveland Avenue and South 108th Street	53214	SC	Fee	1968	2003	100%	246,081	$1,514,305	$5.85	100%	Kohl’s, Marshalls Mega Store, Pick ‘N Save

1*	Property developed by the Company.
2*	Original IPO Property.
(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, and “MM” indicates an enclosed mall.
(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2010.
(3)	One of the two hundred twenty-eight (228) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $4.0 billion (of which the Company’s proportionate share is $835.8 million) as of December 31, 2010, and which is not reflected in the consolidated indebtedness.
(4)	The Company has an executed lease with this tenant, but the rent commencement date has not occurred.

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2010
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
Location	Center/Property	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

Alabama
1 Huntsville, AL	930 A Old Monrovia Road	35806	SC	Fee	1984	2002	20%	54,200	$406,500	$7.50	100%	hhgregg
Arizona
2 Mesa, AZ	6233 East Southern Boulevard	85206	SC	Fee	1991	2002	20%	53,312	$698,079	$13.09	100%	Ashley Furniture Homestore
Connecticut
3 Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	20%	51,750	$555,677	$10.74	100%	HomeGoods, Namco Pool Supplies
4 Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	20%	49,905	$523,144	$10.48	100%	Michaels, PetSmart
Delaware
5 Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	20%	50,000	$405,350	$8.11	100%	hhgregg, PetSmart
Florida
6 Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	20%	53,638	$330,870	$6.17	100%	Bed Bath & Beyond, Michaels
7 Ocala, FL	2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	20%	54,816	$314,140	$5.73	100%	Kimco Ocala 665, Beall’s Outlet
8 Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2002	20%	51,550	$—	$—	—
9 Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2002	20%	64,053	$832,689	$13.00	100%	American Water Works
Illinois
10 Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	20%	50,092	$288,900	$6.91	83.4%	Big Lots
11 Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	20%	35,943	$—	$—	—
Indiana
12 Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	20%	60,000	$440,575	$9.44	77.8%	Bed Bath & Beyond
Kentucky
13 Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	20%	60,000	$397,683	$6.63	100%	HomeGoods, The Tile Shop
14 Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	20%	49,410	$321,201	$6.50	100%	PetSmart, A.J. Wright
15 Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	20%	52,500	$—	$—	—
Louisiana
16 Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2002	20%	58,500	$—	$—	—
17 Houma, LA	1636 Martin Luther King Boulevard	70360	SC	Fee	1992	2002	20%	49,721	$335,534	$8.39	80.4%	Best Buy, Bed Bath & Beyond
Massachusetts
18 Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	20%	70,800	$1,018,666	$14.39	100%	E & A Northeast, Off Broadway Shoes
19 Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	20%	49,980	$337,380	$6.75	100%	PriceRite Supermarket
Michigan
20 Westland, MI	7638 Nankin Road	48185	SC	Fee	1980	2002	20%	50,000	$—	$—	—
Mississippi
21 Hattiesburg, MS	1000 Turtle Creek Drive	39402	SC	Fee	1995	2002	20%	50,809	$—	$—	—

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2010
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
Location	Center/Property	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied	Anchor Tenants

Nevada
22 Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2002	20%	24,975	$174,825	$7.00	100%	Michaels
New Hampshire
23 Salem, NH	271 South Broadway	03079	SC	Lease	1985	2002	20%	50,110	$604,779	$12.07	100%	Bed Bath & Beyond, A.C. Moore
New Jersey
24 Paramus, NJ	651 Route 17 East	06117	SC	Lease	1978	2002	20%	54,850	$958,740	$19.52	89.6%	HomeGoods, Modell’s Sporting Goods
25 Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	20%	49,157	$809,705	$16.47	100%	HomeGoods, PetSmart
New York
26 Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	20%	50,144	$444,149	$8.86	100%	HomeGoods, PetSmart
North Carolina
27 Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	20%	50,000	$470,589	$9.41	100%	A.C. Moore, K & G Menswear
Oklahoma
28 Warr Acres, OK	5537 Northwest Expressway	73132	SC	Fee	1985	2002	20%	50,000	$—	$—	—
South Carolina
29 N. Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	20%	50,000	$333,612	$6.67	100%	Developers Diversified Realty, Dollar Tree
Tennessee
30 Antioch, TN	5301 Hickory Hollow Parkway	37013	SC	Fee	1984	2002	20%	59,319	$432,935	$7.30	100%	Office Depot, Bed Bath & Beyond
31 Franklin, TN	1735 Galleria Boulevard	37064	SC	Fee	1992	2002	20%	60,000	$684,217	$11.40	100%	hhgregg, Whole Foods Market
32 Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	20%	50,092	$—	$—	—
Texas
33 Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	20%	52,288	$—	$—	—
34 Longview, TX	3520 McCann Road	75605	SC	Fee	1978	2002	20%	40,524	$364,716	$9.00	100%	Stage
35 McAllen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	20%	63,445	$530,664	$8.36	100%	Michaels, Bed Bath & Beyond
36 Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	20%	62,463	$399,020	$6.39	100%	Staples, Conn’s Appliance
37 Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	20%	50,000	$350,000	$7.00	100%	Conn’s Appliance
Virginia
38 Chesapeake, VA	4300 Portsmouth Boulevard	23321	SC	GL	1990	2002	20%	50,062	$407,783	$8.15	100%	PetSmart, Michaels

(1)	SC indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2010.

(3)	See footnote 3 of the Shopping Center Property List on page 48 describing indebtedness.

Developers Diversified Realty Corporation
Office Property List at December 31, 2010
									Company-
									Owned		Average
					Year			DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Rent	Percent
Location	Center/Property	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(Per SF)(2)	Occupied

Maryland
1 Silver Springs, MD (I)	Tech Center 29 (I) 2120-2162 Tech Road	20904	IND	Fee	1970	2001		100%	175,410	$1,599,806	$9.71	93.9%
2 Silver Springs, MD (II)	Tech Center 29 (II) 2180 Industrial Parkway	20904	IND	Fee	1991	2001		100%	58,280	$260,698	$4.49	99.5%
3 Silver Springs, MD (III)	Tech Center 29 (III) 12200 Tech Road	20904	IND	Fee	1988	2001		100%	55,422	$1,271,679	$25.40	90.0%
Ohio
4 Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	2	*	100%	35,866	$98,297	$7.82	35.0%
Pennsylvania
5 Erie, PA	West 38th Street Plaza 2301 West 38th Street	16506	OFF	Fee	1973	2	*	100%	96,000	$340,650	$5.98	59.4%
Utah
6 Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	OFF	Fee	1985	1998		100%	53,476	$660,277	$16.24	65.8%

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s office properties segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2010.

Item 3.	LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by Coventry Real Estate Advisors L.L.C. (collectively, the “Coventry II Fund”), through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company has filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. The Court has not yet ruled on the Company’s motion for summary judgment. A trial on the Company’s request for a permanent injunction has not yet been scheduled. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

Item 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	58	Executive Chairman of the Board of Directors
Daniel B. Hurwitz	46	President and Chief Executive Officer
David J. Oakes	32	Senior Executive Vice President and Chief Financial Officer
Paul Freddo	55	Senior Executive Vice President of Leasing and Development
John S. Kokinchak	51	Senior Executive Vice President of Property Management
Christa A. Vesy	40	Senior Vice President and Chief Accounting Officer

Scott A. Wolstein was appointed Executive Chairman of the Board in January 2010. Mr. Wolstein had served as the Chief Executive Officer of the Company from its organization in 1992 until December 2009. Mr. Wolstein has been a Director of the Company since 1992 and served as Chairman of the Board of Directors of the Company from May 1997 through December 2009.

Daniel B. Hurwitz was appointed President and Chief Executive Officer in January 2010 and has served as a director of the Company since June 2009. Mr. Hurwitz had served as the President and Chief Operating Officer of the Company from May 2007 to January 2010, as Senior Executive Vice President and Chief Investment Officer from May 2005 through May 2007 and as Executive Vice President of the Company from June 1999 through April 2005. He was previously a member of the Company’s Board of Directors from May 2002 to May 2004.

David J. Oakes was appointed Senior Executive Vice President and Chief Financial Officer in February 2010. Mr. Oakes had served as Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and as Executive Vice President of Finance and Chief Investment Officer from April 2007 to December 2008. Prior to joining the Company, Mr. Oakes served as Senior Vice President and portfolio manager at Cohen & Steers Capital Management, an investment firm, from April 2002 through March 2007.

Paul Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008. Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008. Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for JCPenney, a retail department store, from January 2004 through August 2008.

John S. Kokinchak was appointed Senior Executive Vice President of Property Management in March 2010. Mr. Kokinchak was the Executive Vice President of Property Management from March 2008 to March 2010 and Senior Vice President of Property Management from March 2006 to March 2008. Mr. Kokinchak joined the Company in August 2004 and served as Vice President of Property Management, Specialty Centers from August 2004 to March 2006.

Christa A. Vesy was appointed Senior Vice President and Chief Accounting Officer in November 2006. From September 2004 to November 2006, Mrs. Vesy worked for The Lubrizol Corporation, a specialty chemicals company, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2010
First	$13.16	$8.11	$0.02
Second	13.73	9.79	0.02
Third	12.01	8.84	0.02
Fourth	14.39	11.15	0.02
2009:
First	$8.38	$1.38	$0.20
Second	5.81	1.99	0.20
Third	10.47	4.09	0.02
Fourth	10.66	7.71	0.02

As of February 11, 2011, there were 8,981 record holders and approximately 33,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2011 dividend policy that it believes will increase the Company’s free cash flow, while still adhering to REIT payout requirements. It is expected this payout policy will result in a 2011 annual dividend at nearly the minimum distribution required to maintain REIT status, which will be determined and approved by the Board of Directors on a quarterly basis. The Company’s 2011 dividend policy should result in additional free cash flow, which is expected to be applied primarily to reduce leverage. In January 2011, the Company declared its first quarter 2011 dividend of $0.04 per common share, payable on April 5, 2011, to shareholders of record at the close of business on March 22, 2011.

The Company intends to continue to declare quarterly dividends on its common shares. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent the Company was to fund such items out of cash flow from operations. However, no assurances can be made as to the amounts of future dividends, as the decision to declare and pay dividends on the common shares in 2011, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Directors considers relevant.

An Internal Revenue Service (“IRS”) revenue procedure allows the Company to satisfy REIT distribution requirements by distributing up to 90% of the aggregate common share dividends utilizing the Company’s common shares in lieu of cash. The Company paid a portion of the 2009 common share dividend through the issuance of its common shares. Although the Company does not currently intend to distribute a portion of the dividends in shares, the Company may distribute a portion of its dividends in shares in the future.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

(c)
			Total	(d)
			Number	Maximum Number
	(a)		of Shares	(or Approximate Dollar
	Total	(b)	Purchased as	Value) of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased(1)	per Share	or Programs	Programs (Millions)

October 1 — 31, 2010	—	$—	—	$—
November 1 — 30, 2010	—	—	—	—
December 1 — 31, 2010	100,530	$14.09	—	—

Total	100,530	$14.09	—	$—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Year Ended December 31,(A)
	2010	2009	2008	2007	2006

Operating Data:
Revenues	$803,069	$797,399	$825,068	$827,264	$679,764

Expenses:
Rental operations	246,161	237,544	227,051	214,807	174,496
General and administrative	85,573	94,365	97,719	81,244	60,679
Impairment charges	116,462	12,745	29,603	—	—
Depreciation and amortization	222,862	217,841	210,541	183,390	152,495

	671,058	562,495	564,914	479,441	387,670

Interest income	7,346	11,984	5,230	8,582	8,820
Interest expense	(226,464)	(221,334)	(229,163)	(239,878)	(183,539)
Gain on debt retirement, net	485	145,050	10,455	—	—
Loss on equity derivative instruments	(40,157)	(199,797)	—	—	—
Other expense, net	(24,346)	(29,192)	(28,131)	(3,097)	(596)

	(283,136)	(293,289)	(241,609)	(234,393)	(175,315)

(Loss) income before earnings from equity method investments and other items	(151,125)	(58,385)	18,545	113,430	116,779
Equity in net income (loss) of joint ventures	5,600	(9,733)	17,719	43,229	30,337
Impairment of joint venture investments	(227)	(184,584)	(106,957)	—	—
(Loss) gain on change in control of interests	(428)	23,865	—	—	—
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(47,992)	767	17,544	14,807	2,608

(Loss) income from continuing operations	(194,172)	(228,070)	(53,149)	171,466	149,724

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

	For the Year Ended December 31,(A)
	2010	2009	2008	2007	2006

(Loss) income from discontinued operations	(54,867)	(184,697)	(36,882)	42,331	38,512

(Loss) income before gain on disposition of real estate	(249,039)	(412,767)	(90,031)	213,797	188,236
Gain on disposition of real estate, net of tax	1,318	9,127	6,962	68,851	72,023

Net (loss) income	$(247,721)	$(403,640)	$(83,069)	$282,648	$260,259

Loss (income) attributable to non-controlling interests	38,363	47,047	11,139	(17,706)	(8,301)

Net (loss) income attributable to DDR	$(209,358)	$(356,593)	$(71,930)	$264,942	$251,958

(Loss) earnings per share data — Basic:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)	$1.45	$1.49
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)	0.31	0.31

Net (loss) income attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)	$1.76	$1.80

Weighted-average number of common shares	244,712	158,816	119,843	120,879	109,002
(Loss) earnings per share data — Diluted:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)	$1.43	$1.47
(Loss) income from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)	0.32	0.32

Net (loss) income attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)	$1.75	$1.79

Weighted-average number of common shares	244,712	158,816	119,843	121,335	109,548
Dividends declared	$0.08	$0.44	$2.07	$2.64	$2.36

	At December 31,(A)
	2010	2009	2008	2007	2006

Balance Sheet Data:
Real estate (at cost)	$8,411,239	$8,823,719	$9,109,566	$8,985,749	$7,447,459
Real estate, net of accumulated depreciation	6,959,127	7,490,403	7,900,663	7,961,701	6,586,193
Investments in and advances to joint ventures	417,223	420,541	583,767	638,111	291,685
Total assets	7,768,090	8,426,606	9,020,222	9,089,514	7,179,278
Total debt	4,302,000	5,178,663	5,866,655	5,523,953	4,227,096
Equity	3,134,687	2,952,336	2,864,794	3,193,302	2,636,838

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

	For the Year Ended December 31,(A)
	2010	2009	2008	2007	2006

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$278,124	$228,935	$391,941	$420,667	$348,478
Investing activities	31,762	150,884	(468,572)	(1,162,287)	(203,047)
Financing activities	(317,065)	(381,348)	56,296	763,411	(147,708)
Other Data:
Funds from operations(B):
Net (loss) income applicable to common shareholders	$(251,627)	$(398,862)	$(114,199)	$214,008	$196,789
Depreciation and amortization of real estate investments	217,168	224,207	236,344	214,396	185,449
Equity in net (income) loss from joint ventures	(5,600)	9,306	(17,719)	(43,229)	(30,337)
Joint ventures’ funds from operations(B):	47,545	43,665	68,355	84,423	44,473
Non-controlling interests (OP Units)	32	175	1,145	2,275	2,116
Gain on disposition of depreciable real estate	(18,803)	(23,123)	(4,244)	(17,956)	(21,987)

Funds from operations applicable to DDR common shareholders(B):	(11,285)	(144,632)	169,682	453,917	376,503
Preferred share dividends	42,269	42,269	42,269	50,934	55,169

FFO	$30,984	$(102,363)	$211,951	$504,851	$431,672

Weighted-average shares and OP Units (Diluted)(C):	246,987	160,130	121,030	122,716	110,826

(A)	As described in the consolidated financial statements, the Company and its unconsolidated joint ventures completed the following property acquisitions and dispositions for the periods presented. Dispositions also include assets for which control has been relinquished and the Company does not have any further significant economic interest.

	Property Acquisitions		Property Dispositions
		Unconsolidated		Unconsolidated
Year	Consolidated	Joint Ventures	Consolidated	Joint Ventures

2010	—	—	56	37
2009	4	—	34	12
2008	—	11	22	—
2007	249	68	67	7
2006	5	15	6	9

(B)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP. FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for gains generated from merchant build asset sales, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the reasons described above, management believes that FFO (as described below) provides the Company and investors with an important indicator of the Company’s operating performance. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.

(C)	Represents weighted-average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”), in the business of owning, managing and developing a portfolio of shopping centers. As of December 31, 2010, the Company’s portfolio consisted of 525 shopping centers and six office properties (including 236 properties owned through unconsolidated joint ventures and three that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At December 31, 2010, the Company owned and/or managed approximately 129.0 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 41 properties owned by a third party. The Company owns more than 1,800 acres of undeveloped land including an interest in land in Canada and Russia at which development was deferred. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At December 31, 2010, the aggregate occupancy of the Company’s shopping center portfolio was 88.4%, as compared to 86.9% at December 31, 2009. The Company’s portfolio consisted of 525 shopping centers at December 31, 2010, as compared to 618 shopping centers at December 31, 2009. The average annualized base rent per occupied square foot was $13.36 at December 31, 2010, as compared to $12.75 at December 31, 2009.

Current Strategy

The Company seeks to continue to decrease leverage and focus on operational execution in order to improve the Company’s risk profile, portfolio quality and property-level operating results. The Company expects to decrease leverage and improve liquidity through retained cash flow enhanced by incremental leasing, new financings, asset sales and other means.

The Company’s portfolio and asset class have demonstrated limited volatility during prior economic downturns and continue to generate relatively consistent cash flows. The following set of core competencies is expected to continue to benefit the Company:

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•	A retail partnerships group to optimize portfolio management by enhancing communication between retailers, the leasing department and other areas of the Company;

•	An anchor store redevelopment department solely dedicated to aggressively identifying opportunities to re-tenant vacant anchor space created by retailer bankruptcies and store closings;

•	An ancillary income department generating revenue at a low cost of investment and/or creating cash flow streams from empty or underutilized space;

•	A focus on growth and value creation within the prime portfolio, from which over 80% of the Company’s net operating income (defined as property level revenues less property level operating expenses) is generated. The prime portfolio (“Prime Portfolio”) consists of market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles;

•	A redevelopment department focused on identifying viable projects with attractive returns;

•	A capital markets department with broad and diverse relationships with capital providers to facilitate access to secured and unsecured debt and public and private equity;

•	An experienced funds management team dedicated to generating consistent returns and comprehensive reporting for institutional partners;

•	A focused asset transaction team dedicated to finding buyers for non-core assets and sourcing potential acquisition opportunities; and

•	A development department adhering to disciplined standards for development.

Balance Sheet

The Company took the following steps in 2010 to reduce leverage and enhance financial flexibility:

•	Refinanced its revolving credit facilities to extend the term to February 2014;

•	Sold consolidated and joint venture assets in 2010 that generated gross proceeds of approximately $791 million (of which the Company’s proportionate share was approximately $250 million), respectively;

•	Expanded its pool of unencumbered assets;

•	Raised $454.4 million of proceeds through the sale of common stock through both an underwritten offering and the Company’s continuous equity program;

•	Issued $300 million aggregate principal amount of 7.50%, seven-year senior unsecured notes; issued $300 million aggregate principal amount of 7.875%, 10-year senior unsecured notes; and issued $350 million aggregate principal amount of 1.75% 5-year convertible senior unsecured notes;

•	Maintained the 2010 common dividend near the minimum required to maintain REIT status in order to maximize capital to pay down debt and invest in the business; and

•	Reduced total consolidated debt to $4.3 billion, nearly a $0.9 billion reduction from year-end 2009.

Currently, new debt and equity capital remains available and mortgages are being extended or refinanced at acceptable terms. The Company extended its average debt term to approximately 4.0 years, an increase of approximately one year from year-end 2009.

Operational Accomplishments

The Company accomplished the following in 2010 to improve the quality of its portfolio:

•	Increased the portfolio occupancy rate to 88.4% at year-end 2010 from 86.9% at year-end 2009;

•	Executed 738 new leases and 1,060 renewals for an aggregate of 11.3 million square feet of GLA. This full year of activity represents a company record for both the number of deals executed and on a square footage basis;

•	Sold, leased, or have a pending lease or letter-of-intent for approximately 20% of space vacated by four bankrupt retailers (Linens ‘N Things, Circuit City, Steve & Barry’s and Goody’s), bringing the total activity on space vacated by these bankrupt retailers in 2008 and 2009 to approximately 80%;

•	Increased consolidated and unconsolidated joint venture combined portfolio ancillary income by approximately 22% for a total of approximately $44 million and

•	Eliminated through disposition of non-prime assets over $1.5 million of net operating losses from non-income producing assets.

Retail Environment

The retail market in the United States continued to be challenged throughout 2010 by high unemployment and lagging consumer confidence. However, consumer spending improved marginally, and retailers formed optimistic store opening plans in order to meet their projected demand in 2011 and 2012. Retailers became more flexible with their design and prototype requirements, in some cases agreeing to take available space that they had previously rejected.

Due to continued consumer cautiousness, retailers that specialize in low-cost necessity goods and services are taking market share from high-end discretionary retailers that dominate traditional mall portfolios. The Company’s largest tenants, including Walmart/Sam’s Club, Target, T.J. Maxx/Marshalls and Kohl’s, appeal to value-oriented consumers, remain well-capitalized, and have outperformed other retail categories. Additionally, several retailers have been able to access capital this past year through equity and debt offerings, which was positive news for the retail industry.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2010:

		% of Total
		Shopping Center	% of Company-
		Base Rental	Owned Shopping
Tenant		Revenues	Center GLA

1.	Walmart/Sam’s Club	4.1%	6.9%
2.	T.J. Maxx/Marshalls/A.J.Wright/Homegoods	2.2%	2.6%
3.	PetSmart	1.9%	1.6%
4.	Bed, Bath & Beyond	1.8%	1.7%
5.	Kohl’s	1.6%	2.4%
6.	Michaels	1.5%	1.4%
7.	Lowe’s	1.4%	2.5%
8.	Rite Aid	1.3%	0.6%
9.	GAP	1.2%	0.9%
10.	OfficeMax	1.2%	1.1%

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of both the wholly-owned properties and the Company’s 10 largest tenants for the unconsolidated joint venture properties as of December 31, 2010:

	Wholly-Owned Properties		Joint Venture Properties
	% of	% of	% of	% of
	Shopping	Company-	Shopping	Company-
	Center Base	Owned	Center Base	Owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Walmart/Sam’s Club	4.8%	7.8%	1.3%	2.4%
T.J. Maxx/Marshalls/A.J.Wright/Homegoods	2.3%	2.7%	1.9%	2.5%
PetSmart	1.9%	1.6%	2.1%	2.1%
Bed, Bath & Beyond	1.9%	1.7%	1.6%	2.0%
Lowe’s	1.7%	2.9%	0.2%	0.3%
Rite Aid	1.6%	0.7%	0.1%	0.1%
Michaels	1.6%	1.4%	1.5%	1.8%
Kohl’s	1.5%	2.3%	2.0%	3.4%
OfficeMax	1.3%	1.1%	0.8%	1.0%
Dick’s Sporting Goods	1.3%	1.3%	1.2%	1.3%
Publix Supermarkets	0.3%	0.4%	3.2%	4.5%
Kroger	1.0%	1.2%	1.7%	3.0%
Ross Dress for Less	1.1%	1.0%	1.7%	2.1%
AMC Theatres	0.8%	0.3%	1.3%	1.0%
Tops Markets	1.1%	0.9%	1.3%	1.5%

The Company has shown relatively consistent occupancy historically. Despite the decrease in occupancy that occurred in 2009, occupancy improved throughout 2010 in the portfolio as a whole, and with year-end occupancy at 88.4%, overall occupancy remains healthy.

The Company continues to sign a large number of new leases as reflected below. Leasing spreads for the combined portfolio improved to approximately 3.7% in 2010.

As reflected below, the Company’s long-term performance shows strong rent growth and resilient occupancy throughout multiple economic cycles.

The Company’s innovative ancillary income platform produces value and mitigates risk. This program seeks to create cash flow streams from empty or underutilized space with a low cost of investment for the Company.

The Company’s value-oriented shopping center format is ideal for keeping maintenance costs and capital expenditures low, while still maintaining an attractive, high quality retail environment. The Company believes its capital expenditures as a percentage of net operating income are low relative to its industry peers which benefits the Company’s cash flow.

Year in Review — 2010

For the year ended December 31, 2010, the Company recorded a loss attributable to DDR of approximately $209.4 million, or $1.03 per share (diluted), compared to net loss attributable to DDR of $356.6 million, or $2.51 per share (diluted), for the prior year. Funds From Operations (“FFO”) applicable to common shareholders for the year ended December 31, 2010, was a loss of $11.3 million compared to a loss of $144.6 million for the year ended December 31, 2009. The decrease in reported loss and FFO applicable to common shareholders for the year ended December 31, 2010, is primarily the result of a decrease in impairment-related charges and lower expense associated with the equity derivative instruments, partially offset by the establishment of a reserve against certain deferred tax assets in 2010 and lower gain on debt retirement.

During 2010, the Company focused on its core competencies and internal growth. These core competencies include its stable relationships with national tenants and the lending and investment community, maintained by strong internal leasing, management and investment teams. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its Prime Portfolio, including selling non-prime assets; and maintaining the strength and depth of the organization.

At December 31, 2010, total consolidated outstanding indebtedness was $4.3 billion as compared to $5.2 billion at December 31, 2009, representing a decrease of nearly $0.9 billion. In 2010, the Company opportunistically raised capital, reduced leverage and extended its debt maturities. The Company refinanced its unsecured revolving credit facilities and extended the term to February 2014. The Company issued $350 million aggregate principal amount of five-year convertible unsecured notes in November, $300 million aggregate principal amount of 10-year unsecured notes in August and $300 million aggregate principal amount of seven-year unsecured notes in March. The Company also repurchased $259.1 million aggregate principal amount of its senior unsecured notes due in 2010, 2011 and 2012 through open market purchases and through a tender offer. The Company issued approximately 53.0 million common shares, generating $454.4 million of gross proceeds.

These financing activities contributed to the Company’s extended maturity profile and assisted in lowering the Company’s corporate risk profile.

In 2010, the Company generated approximately $791 million of proceeds from the sale of wholly-owned and joint venture assets, of which the Company’s share was approximately $250 million. The Company continues to be focused on selling those assets that are not part of its Prime Portfolio, including non-income producing or negative income producing assets.

On the operational side, the Company executed a total of 1,798 leases during 2010 representing 11.3 million square feet. In addition, the spreads on new leases executed during 2010 were positive as compared to the negative spreads experienced in 2009. Portfolio occupancy of 88.4% at December 31, 2010, marks an improvement over the 2009 end-of-year rate of 86.9%. The Company’s accomplishments in the lease-up of large-box space (generally greater than 20,000 square feet of GLA) is expected to contribute to operating results in 2011 as tenants take possession of space and start paying rent.

As the Company looks forward to 2011 and its strategic plans, it is concentrating on generating and maintaining sustainable and consistent economic value that produces compelling total shareholder returns. The Company intends to be a disciplined investor, focused on cash flow growth and long-term goals, and to continue to respond to economic developments and operate in the best interest of its shareholders.

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

The Company makes estimates of the collectibility of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the timing of the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s earnings because a higher bad debt reserve results in reduced earnings.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate related investments. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company considers notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. The Company evaluates the collectability of both interest and principal on each loan based on an assessment of the underlying collateral to determine whether it is impaired, and not by using internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate related investments, the same valuation techniques are utilized to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is generally recognized on a cash basis.

Consolidation

The Company has a number of joint venture arrangements with varying structures. The Company consolidates entities in which it owns less than a 100% equity interest if it is determined that it is a variable interest entity (“VIE”) and the Company has a controlling financial interest in that VIE, or is the controlling general partner. The analysis to identify whether the Company is the primary beneficiary of a VIE is based upon which party has (a) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the Company is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This qualitative assessment has a direct impact on the Company’s financial statements as the detailed activity of off-balance sheet joint ventures are not presented within the Company’s consolidated financial statements.

Further, under its consolidation policy, the Company believes that it no longer has the contractual ability to direct the activities that most significantly affect the economic performance of entities that have been transferred to the control of a court-appointed receiver (“Receivership”). The Company’s accounting policy for evaluating Receivership transactions is based upon Accounting Standards Codification No. 810, Consolidation (“ASC 810”), whereas diversity in practice exists whereby others may apply the provisions of ASC 360-20, Property, Plant, and Equipment — Real Estate Sales (“Alternative View”). Under the Alternative View, the Company would likely not record a gain (or loss) upon deconsolidation and would continue to consolidate the entity (and its assets and non-recourse liabilities) until it legally transferred the title of the underlying assets and was relieved of its obligations. The Emerging Issues Task Force (“EITF”) of the FASB discussed this type of transaction during 2010 but did not reach a conclusion. The EITF determined that further research was necessary to more fully understand the scope and implications of the matter prior to issuing a consensus for exposure. If the EITF reaches a consensus in favor of the Alternative View, the Company will evaluate the impact of such conclusion on its financial statements.

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including land held for development and construction in progress, may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

Off-Balance Sheet Arrangements — Impairment Assessment

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

Measurement of Fair Value

Real Estate and Unconsolidated Joint Venture Investments

The Company is required to assess the value of certain impaired consolidated and unconsolidated joint venture investments as well as the underlying collateral for certain financing notes receivable. The fair value of real estate investments utilized in the Company’s impairment calculations is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques used by the Company. The decline in liquidity and prices of real estate and real estate related investments in the past several years, as well as the availability of observable transaction data and inputs, have made it more difficult and/or subjective to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

The valuation of impaired real estate assets, investments and real estate collateral is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. For projects under development, the significant assumptions included the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt. Valuation of real estate assets are calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Equity Derivative Instruments

The Company’s equity derivative instruments are recognized in the financial statements based on their fair value. The fair value is estimated at the end of each period based on a pricing model that includes all relevant assumptions including (but not limited to) expected volatility, expected term, dividend yield and risk-free interest rate. These assumptions are subjective and generally require significant analysis and judgment to develop.

Real Estate Held for Sale

Pursuant to the definition of a component of an entity, assuming no significant continuing involvement, the sale of a property is considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered discontinued operations. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance. Accordingly, the results of operations of operating properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected in the current period and retrospectively as discontinued operations.

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage the Company. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. The Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realizability, which would increase the provision for income taxes. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes. The Company makes certain estimates in the determination on the use of valuation reserves recorded for deferred tax assets. These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

The Company has made estimates in assessing the impact of the uncertainty of income taxes. Accounting standards prescribe a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. These estimates have a direct impact on the Company’s net income because higher tax expense will result in reduced earnings.

Accrued Liabilities

The Company makes certain estimates for accrued liabilities and litigation reserves. These estimates are subjective and based on historical payments, executed agreements, anticipated trends and representations from service providers. These estimates are prepared based on information available at each balance sheet date and are reevaluated upon the receipt of any additional information. Many of these estimates are for payments that occur within one year. These estimates have a direct impact on the Company’s net income because a higher accrual will result in reduced earnings.

Stock-Based Employee Compensation

Stock-based compensation requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under stock plans. Option pricing model input assumptions, such as volatility, expected term and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

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

Comparison of 2010 to 2009 Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2009, but excluding acquisitions, properties under development/redevelopment and those classified in discontinued operations, are referred to herein as the “Core Portfolio Properties.”

Revenues from Operations (in thousands)

	2010	2009	$ Change	% Change

Base and percentage rental revenues(A)	$541,583	$535,981	$5,602	1.0%
Recoveries from tenants(B)	175,309	174,826	483	0.3
Other(C)	86,177	86,592	(415)	(0.5)

Total Revenues	$803,069	$797,399	$5,670	0.7%

(A)	This increase is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(1.0)
Acquisition of real estate assets	8.5
Development/redevelopment of shopping center properties	(0.4)
Office properties	(0.1)
Straight-line rents	(1.4)

$5.6

The decrease in the Core Portfolio Properties is due to net leasing activity across numerous shopping center assets. The Company acquired three assets in the fourth quarter of 2009 contributing to the increase above. The decrease in straight-line rents primarily is due to write-offs associated with the early termination of tenant leases.

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Office Property
	Portfolio		Portfolio
	December 31,		December 31,
	2010	2009	2010	2009

Centers owned	525	618	6	6
Aggregate occupancy rate	88.4%	86.9%	80.7%	71.4%
Average annualized base rent per occupied square foot	$13.36	$12.75	$11.05	$12.35

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	December 31,		December 31,
	2010	2009	2010	2009

Centers owned	286	310	236	274
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	3	34
Aggregate occupancy rate	88.6%	89.6%	88.2%	83.9%
Average annualized base rent per occupied square foot	$12.23	$11.79	$14.74	$13.83

The Company’s aggregate occupancy rates in 2010 and 2009 are low relative to historical rates due to the impact of the major tenant bankruptcies that occurred in 2008. However, the Company was successful in 2010 in executing leases for numerous previously vacant anchor boxes resulting in the overall year-over-year improvement in the occupancy rate for the combined portfolio.

(B)	The increase in recoveries is primarily a function of the acquisition of three assets in 2009. Recoveries were approximately 71.2% and 73.6% of operating expenses and real estate taxes for the years ended December 31, 2010 and 2009, respectively, including the impact of bad debt expense recognized for both years. The decrease in the recoveries percentage is primarily a function of real estate tax assessments discussed below that are not expected to be recoverable from tenants at varying amounts.

(C)	Composed of the following (in millions):

			(Decrease)
	2010	2009	Increase

Management fees	$51.9	$56.3	$(4.4)
Development fees	1.5	1.4	0.1
Ancillary income	19.9	20.6	(0.7)
Other property related income	2.0	1.0	1.0
Lease termination fees	7.5	4.0	3.5
Financing fees	1.2	1.1	0.1
Other	2.2	2.2	—

	$86.2	$86.6	$(0.4)

The reduction in management fees was primarily attributed to asset sales by several of the Company’s unconsolidated joint ventures. During 2010, the Company executed lease terminations on three vacant Walmart spaces.

Expenses from Operations (in thousands)

	2010	2009	$ Change	% Change

Operating and maintenance(A)	$137,862	$135,153	$2,709	2.0%
Real estate taxes(A)	108,299	102,391	5,908	5.8
Impairment charges(B)	116,462	12,745	103,717	813.8
General and administrative(C)	85,573	94,365	(8,792)	(9.3)
Depreciation and amortization(A)	222,862	217,841	5,021	2.3

	$671,058	$562,495	$108,563	19.3%

(A)	The changes for 2010, compared to 2009 are due to the following (in millions):

	Operating and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$(0.7)	$4.8	$(2.3)
Acquisition of real estate assets	1.2	1.3	2.3
Development/redevelopment of shopping center properties	3.7	(0.2)	3.9
Provision for bad debt expense	(1.5)	—	—
Personal property	—	—	1.1

	$2.7	$5.9	$5.0

The increase in real estate taxes primarily is due to an approximately $3.0 million real estate tax assessment received in 2010 that was retroactive to 2006 for one of the Company’s largest properties in California. The entire expense for the four-year supplemental tax bill is included in the 2010 results. In addition, the real estate taxes for the Puerto Rico assets increased $1.4 million due to a reassessment effective in the third quarter of 2009. The Company continues to aggressively appeal real estate tax valuations, as appropriate, particularly for those shopping centers impacted by major tenant bankruptcies. The fluctuations in depreciation expense are attributable to development assets placed in service and redevelopment activities partially offset by higher real estate assets written off in 2009 related to major tenant bankruptcies and early lease terminations within the Core Portfolio.

(B)	The Company recorded impairment charges during the years ended December 31, 2010 and 2009, on the following consolidated assets (in millions):

	Year Ended
	December 31,
	2010	2009

Land held for development(1)	$54.3	$—
Undeveloped land and construction in progress(2)	30.5	0.4
Assets marketed for sale(3)	31.7	12.3

	$116.5	$12.7

Sold assets	20.1	73.3
Assets formerly occupied by Mervyns(4)	35.3	68.7

Total discontinued operations	$55.4	$142.0

Total impairment charges	$171.9	$154.7

(1)	Amounts reported in the year ended December 31, 2010, relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(2)	Amounts reported include a $19.3 million impairment charge recognized in 2010 associated with a development project the Company no longer plans to pursue. A subsidiary of the Company’s taxable REIT subsidiary (“TRS”) acquired a leasehold interest in a development project located in Norwood, Massachusetts, as part of a portfolio acquisition in 2003 and no longer expects to fund the ground rent expense.

(3)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale. These assets were not classified as held for sale as of December 31, 2010, due to substantive contingencies associated with the respective contracts.

(4)	These assets were deconsolidated in 2010 and all operating results have been reclassified as discontinued operations. For the years ended December 31, 2010 and 2009, the Company’s proportionate share of these impairment charges was $16.5 million and $33.6 million, respectively, after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During 2010, the Company determined it was no longer committed to the long-term management and investment in these assets. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then-overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded prior to 2010 due to the Company’s then-holding period assumptions and future investment plans for these assets.

(C)	General and administrative expenses were approximately 5.2% and 5.4% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the years ended December 31, 2010 and 2009, respectively.

During 2010, the Company incurred $5.3 million in employee separation charges. In 2009, the Company recorded an accelerated non-cash charge of approximately $15.4 million related to certain equity awards as a result of the Company’s change in control provisions included in the Company’s equity-based award plans (see 2009 Strategic Transaction Activity). The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2010	2009	$ Change	% Change

Interest income(A)	$7,346	$11,984	$(4,638)	(38.7)%
Interest expense(B)	(226,464)	(221,334)	(5,130)	2.3
Gain on retirement of debt, net(C)	485	145,050	(144,565)	(99.7)
Loss on equity derivative instruments(D)	(40,157)	(199,797)	159,640	(79.9)
Other expense, net(E)	(24,346)	(29,192)	4,846	(16.6)

	$(283,136)	$(293,289)	$10,153	(3.5)%

(A)	Decreased primarily due to interest earned from loan receivables, which aggregated $103.7 million and $125.6 million at December 31, 2010 and 2009, respectively. In the fourth quarter of 2009, the Company established a full reserve on an advance to an affiliate of $66.9 million and ceased the recognition of interest income. The Company recorded $7.0 million of interest income during the year ended December 31, 2009, relating to this advance. In addition, partially offsetting this decrease is interest income of $1.7 million in 2010 relating to $58.3 million in loan receivables issued in mid-September 2010, which does not reflect a full period of income in 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Year Ended
	December 31,
	2010	2009

Weighted-average debt outstanding (in billions)	$4.6	$5.5
Weighted-average interest rate	5.1%	4.6%

	At December 31,
	2010	2009

Weighted-average interest rate	5.1%	4.5%

The increase in 2010 interest expense is primarily due to an increase in the spread on the Company’s revolving credit facilities, the unsecured debt issued in 2010 at higher rates and a decrease in the amount of interest expense capitalized partially offset by a reduction in outstanding debt. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $12.2 million for the year ended December 31, 2010, as compared to $21.8 million for the respective period in 2009. Because the Company has suspended certain construction activities, the amount of capitalized interest has significantly decreased in 2010.

(C)	The Company purchased approximately $259.1 million and $816.2 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a net discount to par during the years ended December 31, 2010 and 2009, respectively. Approximately $83.1 million and $250.1 million aggregate principal amount of senior unsecured notes repurchased in 2010 and 2009, respectively, occurred through a cash tender offer. Included in the net gain, the Company recorded $4.9 million and $20.9 million related to the required write-off of unamortized deferred financing costs and accretion related to the senior unsecured notes repurchased during the years ended December 31, 2010 and 2009, respectively.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction” (see 2009 Strategic Transaction Activity). The valuation and resulting charges primarily relate to the difference between the closing trading value of the Company’s common shares from the beginning of the period through the end of the respective period presented.

(E)	Other (expenses) income comprised the following (in millions):

	Year Ended
	December 31,
	2010	2009

Litigation-related expenses	$(14.6)	$(6.4)
Lease liability	(3.3)	—
Debt extinguishment costs	(3.7)	(14.2)
Note receivable reserve	0.1	(5.4)
Sale of MDT units	—	2.8
Abandoned projects and other expenses	(2.8)	(6.0)

	$(24.3)	$(29.2)

The year ended December 31, 2010, included a $5.1 million expense recorded in connection with a legal matter at a property in Long Beach, California (see discussion in Economic Conditions — Legal Matters). This reserve was partially offset by a tax benefit of approximately $2.4 million because the asset is owned through the Company’s TRS. Litigation-related expenses also include costs incurred by the Company to defend the litigation arising from joint venture assets that are owned through the Company’s investments with the Coventry Real Estate Fund II (“Coventry II Fund”) (see Economic Conditions — Legal Matters). Total litigation-related expenditures, net of the tax benefit, were $12.2 million for the year ended December 31, 2010.

The lease liability relates to a charge recorded on three operating leases as a result of an abandoned development project and two office closures.

Other items (in thousands)

	2010	2009	$ Change	% Change

Equity in net income (loss) of joint ventures(A)	$5,600	$(9,733)	$15,333	(157.5)%
Impairment of joint venture investments(B)	(227)	(184,584)	184,357	(99.9)
(Loss) gain on change in control of interests(C)	(428)	23,865	24,293	101.8
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes(D)	(47,992)	767	(48,759)	(6,357.1)

(A)	The higher equity in net income of joint ventures for the year ended December 31, 2010, compared to the prior year is primarily a result of a decrease in impairments and losses triggered by joint venture asset sales that occurred prior to January 1, 2010, and operating losses from certain Coventry II investments in 2009. Because the Company wrote off its basis in certain of the Coventry II investments in 2009, and it has no intention or obligation to fund any additional losses, no additional operating losses were recorded in 2010 for these investments (see Off-Balance Sheet Arrangements).

At December 31, 2010, the Company had an approximate 48% interest in an unconsolidated joint venture, Sonae Sierra Brasil BV Sarl, which owns real estate in Brazil and is managed in San Paulo, Brazil. This entity utilizes the functional currency of Brazilian Reais. The Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been retained by the joint venture and reinvested in ground up developments and expansions in Brazil. The effects of foreign currency translation in the Company’s financial statements relating to this investment are as follows (in millions):

	Year Ended
	December 31,
	2010		2009

Net income of Sonae Sierra Brasil BV Sarl	R$	33.4	R$	27.8

Weighted-average exchange rate		1.77		2.04

		$18.9		$13.6
Disproportionate partner income		(5.8)		(1.6)

Equity in net income of joint venture		13.1		12.0
Amortization of basis differential		(2.5)		(2.5)

DDR share of equity in net income		$10.6		$9.5

(B)	The Company determined that various of its unconsolidated joint venture investments in 2009 had suffered an “other than temporary impairment” due to the then-deteriorating real estate fundamentals, the market dislocation in the U.S. capital markets, the general lack of liquidity and its related impact on the real estate market and retail industry, which accelerated in the fourth quarter of 2008 and continued through 2009. A summary of the other than temporary impairment charges by joint venture investment is as follows (in millions):

	Year Ended
	December, 31
	2010	2009

Various Coventry II Fund joint ventures	$0.2	$119.3
DDRTC Core Retail Fund	—	55.0
DDR-SAU Retail Fund	—	6.2
DPG Realty Holdings	—	3.6
Central Park Solon/RO & SW Realty	—	0.5

Total impairment of joint venture investments	$0.2	$184.6

(C)	The 2009 activity primarily relates to the redemption of the Company’s interest in the MDT US LLC joint venture (See 2009 Strategic Transaction Activity). In October 2009, the EDT Retail Trust (formerly, Macquarie DDR Trust (“MDT”)) (ASX: EDT) (“EDT”) unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and an initial cash payment of $1.6 million. The redemption transaction was effectively considered a step acquisition/business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s investment basis in the joint venture.

(D)	Management regularly assesses established tax-related reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. The Company incurred a fourth quarter income tax expense of $49.9 million recognized due to the establishment of a reserve against certain deferred tax assets within its TRS. Based upon the continued loss activity recognized by the TRS over the past three years, including significant charges in 2010 relating to litigation activity as well as a fourth quarter impairment and lease liability charge of $22.3 million associated with an abandoned development project, it was determined that it was more likely than not that the deferred tax assets would not be utilizable, thus requiring a current reserve. The $49.9 million fourth quarter income tax expense consists of a gross valuation allowance tax expense of $58.3 million reduced by an $8.4 million tax benefit as a result of a $22.3 million abandoned project charge.

Discontinued Operations (in thousands)

	2010	2009	$ Change	% Change

Loss from discontinued operations(A)	$(66,291)	$(160,670)	$94,379	(58.7	) %
Gain on deconsolidation of interests, net(B)	5,649	—	5,649	100.0
Gain (loss) on disposition of real estate, net of tax(A)	5,775	(24,027)	29,802	(124.0)

	$(54,867)	$(184,697)	$129,830	(70.3)%

(A)	The Company sold 31 properties in 2010 (including two properties held for sale at December 31, 2009) aggregating 2.9 million square feet and 32 properties sold in 2009 aggregating 3.8 million square feet. In addition, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in the third quarter of 2010, aggregating 1.9 million square feet which represents the activity associated with the Mervyns Joint Venture. These assets were classified as discontinued operations for the years ended December 31, 2010, 2009 and 2008. In addition, included in the reported loss for the years ended December 31, 2010 and 2009, is $55.4 million and $142.0 million, respectively, of impairment charges related to these assets.

(B)	The deconsolidation of the Mervyns Joint Venture resulted in a $5.6 million gain as the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets. (See Mervyns Joint Venture discussion in Liquidity and Capital Resources.)

Gain on Disposition of Real Estate (in thousands)

	2010	2009	$ Change	% Change

Gain on disposition of real estate, net(A)	$1,318	$9,127	$(7,809)	(85.6	) %

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Year Ended
	December 31,
	2010	2009

Land sales	$1.0	$4.8
Previously deferred gains and other gains and losses on dispositions	0.3	4.3

	$1.3	$9.1

The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition. The previously deferred gains are a result of assets that were contributed to joint ventures in prior years.

Non-controlling interests (in thousands)

	For the Year Ended
	December 31,
	2010	2009	$ Change	%Change

Non-controlling interests(A)	$38,363	$47,047	$(8,684)	(18.5	) %

(A)	The change in loss attributable to non-controlling interests includes the following (in millions):

Increase
(Decrease)

Mervyns Joint Venture — non-controlling interest	$(21.5)
Other non-controlling interests	12.7
Decrease in the quarterly distribution to operating partnership unit investments	0.1

$(8.7)

The Mervyns Joint Venture owns real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The Company’s proportionate share of impairment losses of $18.8 million during the year ended December 31, 2010, was lower than the $35.1 million in 2009. This entity was deconsolidated in 2010, and the operating results are retrospectively reported as a component of discontinued operations. (See Mervyns Joint Venture discussion in Liquidity and Capital Resources.) Partially offsetting this decrease are losses associated with the impairment charges recorded in 2010 by one of the Company’s 75% owned consolidated investments, which owns land held for development in Togliatti and Yaroslavl, Russia.

Net Loss (in thousands)

	2010	2009	$ Change	% Change

Net loss attributable to DDR	$(209,358)	$(356,593)	$147,235	(41.3)%

The decrease in net loss attributable to DDR for the year ended December 31, 2010, as compared to 2009, is primarily the result of a decrease in impairment-related charges and lower expense associated with the equity derivative instruments partially offset by the establishment of a reserve against certain deferred tax assets in 2010 and lower gain on debt retirement. A summary of changes in 2010 as compared to 2009 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(2.9)
Increase in consolidated impairment charges	(103.7)
Decrease in general and administrative expenses	8.8
Increase in depreciation expense	(5.0)
Decrease in interest income	(4.6)
Increase in interest expense	(5.1)
Decrease in gain on retirement of debt, net	(144.6)
Decrease in loss on equity derivative instruments	159.6
Change in other expense	4.8
Increase in equity in net income of joint ventures	15.3
Decrease in impairment of joint venture investments	184.4
Reduction in gain on change in control of interests	(24.3)
Increase in income tax expense	(48.8)
Increase in income from discontinued operations(A)	129.8
Decrease in gain on disposition of real estate	(7.8)
Change in non-controlling interests	(8.7)

Decrease in net loss attributable to DDR	$147.2

(A)	Includes an $86.5 million decrease in impairment charges.

Comparison of 2009 to 2008 Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2008, but excluding properties under development/redevelopment and those classified in discontinued operations, are considered the “Core Portfolio Properties.”

Revenues from Operations (in thousands)

	2009	2008	$ Change	% Change

Base and percentage rental revenues(A)	$535,981	$552,087	$(16,106)	(2.9)%
Recoveries from tenants(B)	174,826	180,711	(5,885)	(3.3)
Other(C)	86,592	92,270	(5,678)	(6.2)

Total revenues	$797,399	$825,068	$(27,669)	(3.4)%

(A)	The decrease was due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(16.9)
Acquisition of real estate assets	2.1
Development/redevelopment of shopping center properties	(0.2)
Office properties	(0.3)
Straight-line rents	(0.8)

$(16.1)

The decrease in Core Portfolio Properties is due almost exclusively to the impact of the major tenant bankruptcies including Goody’s, Linens ‘N Things, Circuit City and Steve and Barry’s.

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Office Property
	Portfolio		Portfolio
	December 31,		December 31,
	2009	2008	2009	2008

Centers owned	618	702	6	6
Aggregate occupancy rate	86.9%	92.1%	71.4%	72.4%
Average annualized base rent per occupied square foot	$12.75	$12.33	$12.35	$12.28

The decrease in occupancy is primarily a result of the tenant bankruptcies discussed above.

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers
	December 31,		December 31,
	2009	2008	2009	2008

Centers owned	310	333	274	329
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	34	40
Aggregate occupancy rate	89.6%	90.7%	83.9%	93.4%
Average annualized base rent per occupied square foot	$11.79	$11.74	$13.83	$12.85

The decrease in occupancy and annualized base rent is primarily a result of the tenant bankruptcies discussed above. The joint venture shopping center portfolio was also affected by the vacancy of the Mervyns sites in 2009.

(B)	Recoveries were approximately 73.6% and 79.6% of operating expenses and real estate taxes for the years ended December 31, 2009 and 2008, respectively, including the impact of bad debt expense recognized for both years. The decrease in recoveries from tenants was primarily a result of the decrease in occupancy of the Company’s portfolio, as discussed above, due to major tenant bankruptcies. The decrease in the recoveries percentage was due in part to higher bad debt expense also related to the major tenant bankruptcies.

(C)	Composed of the following (in millions):

			(Decrease)
	2009	2008	Increase

Management fees	$56.3	$58.2	$(1.9)
Development fees	1.4	4.7	(3.3)
Ancillary income	20.6	18.0	2.6
Other property related income	1.0	3.2	(2.2)
Lease termination fees	4.0	5.2	(1.2)
Financing fees	1.1	2.0	(0.9)
Other	2.2	1.0	1.2

	$86.6	$92.3	$(5.7)

The reduction in management fees was primarily attributed to tenant bankruptcies at the unconsolidated joint ventures and joint venture asset dispositions. Development fee income decreased primarily as a result of the reduced construction and redevelopment activity of joint venture assets that are owned through the Coventry II Fund (see Off-Balance Sheet Arrangements).

Expenses from Operations (in thousands)

	2009	2008	$ Change	% Change

Operating and maintenance(A)	$135,153	$129,852	$5,301	4.1%
Real estate taxes(A)	102,391	97,199	5,192	5.3
Impairment charges(B)	12,745	29,603	(16,858)	(56.9)
General and administrative(C)	94,365	97,719	(3,354)	(3.4)
Depreciation and amortization(A)	217,841	210,541	7,300	3.5

	$562,495	$564,914	$(2,419)	(0.4)%

(A)	The changes for 2009, compared to 2008 are due to the following (in millions):

	Operating and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$1.7	$1.6	$0.6
Acquisitions of real estate assets	0.3	0.6	0.3
Development/redevelopment of shopping center properties	1.9	3.0	5.0
Office properties	—	—	(0.1)
Provision for bad debt expense	1.4	—	—
Personal property	—	—	1.5

	$5.3	$5.2	$7.3

The majority of the increase in operating and maintenance expenses is related to increased landlord expenses primarily associated with tenant vacancies. The Company has aggressively appealed numerous real estate charges given the economic environment and increased vacancy resulting from tenant bankruptcies. The increase in depreciation expense primarily relates to additional assets placed in service.

(B)	The Company recorded impairment charges during the years ended December 31, 2009 and 2008, on the following consolidated assets (in millions):

	Year Ended
	December 31,
	2009	2008

Undeveloped land and construction in progress(1)	$0.4	$8.6
Assets marketed for sale(1)	12.3	21.0

	$12.7	$29.6

Sold assets	73.3	15.0
Assets formerly occupied by Mervyns(2)	68.7	35.3

Total discontinued operations	$142.0	$50.3

Total impairment charges	$154.7	$79.9

(1)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale.

(2)	These assets were deconsolidated in 2010, and all operating results have been reclassified as discontinued operations. For the years ended December 31, 2009 and 2008, the Company’s proportionate share of these impairment charges was $33.6 million and $16.9 million, respectively, after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture. The 2009 and 2008 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then-overall economic downturn in the retail real estate environment. A full write down of this portfolio was not recorded in 2009 and 2008 due to the Company’s then-holding period assumptions and future investment plans for these assets.

(C)	General and administrative expenses were approximately 5.4% and 5.2% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the years ended December 31, 2009 and 2008, respectively. The overall decrease in the total expense reflects the impact of the 2009 “change in control” charge triggered by the Otto Transaction (see 2009 Strategic Transaction Activity) and payments required in 2009 under executed compensation agreements, which was less than the charge recorded for the termination of a supplemental equity award program in December 2008 and a reduction in general corporate expenses.

Other Income and Expenses (in thousands)

	2009	2008	$ Change	% Change

Interest income(A)	$11,984	$5,230	$6,754	129.1%
Interest expense(B)	(221,334)	(229,163)	7,829	(3.4)
Gain on retirement of debt, net(C)	145,050	10,455	134,595	1,287.4
Loss on equity derivative instruments(D)	(199,797)	—	(199,797)	100.0
Other expense, net(E)	(29,192)	(28,131)	(1,061)	3.8

	$(293,289)	$(241,609)	$(51,680)	21.4%

(A)	Increased primarily due to interest earned from loan receivables, which aggregated $125.6 million and $115.4 million at December 31, 2009 and 2008, respectively.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows (as adjusted):

	Year Ended
	December 31,
	2009	2008

Weighted-average debt outstanding (billions)	$5.5	$5.8
Weighted-average interest rate	4.6%	5.0%

	At December 31,
	2009	2008

Weighted-average interest rate	4.5%	5.2%

The decrease in 2009 expense is primarily due to a reduction in outstanding debt and a decrease in short-term interest rates, partially offset by a decline in capitalized interest. The reduction in weighted-average interest rates in 2009 is primarily related to the decline in short-term interest rates. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $21.8 million for the year ended December 31, 2009, as compared to $41.1 million for the same period in 2008. Because the Company suspended certain construction activities, the amount of capitalized interest decreased in 2009.

(C)	Relates to the Company’s purchase of approximately $816.2 million and $66.9 million aggregate principal amount of its outstanding senior unsecured notes at a discount to par during the years ended December 31, 2009 and 2008, resulting in a net gain of $145.1 million and $10.5 million, respectively. Approximately $250.1 million aggregate principal amount of the senior unsecured notes repurchased in 2009 occurred through a cash tender offer.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the Otto Transaction (see 2009 Strategic Transaction Activity). The magnitude of the charge recognized primarily relates to the difference between the closing trading value of the Company’s common shares on April 9, 2009, the shareholder approval date, through the actual exercise date or December 31, 2009, as appropriate.

(E)	Other (expenses) income composed the following (in millions):

	Year Ended
	December 31,
	2009	2008

Litigation-related expenses	$(6.4)	$(8.0)
Debt extinguishment costs	(14.2)	—
Note receivable reserve	(5.4)	(5.4)
Sale of MDT units	2.8	—
Abandoned projects and other expenses	(6.0)	(14.7)

	$(29.2)	$(28.1)

Other items (in thousands)

	2009	2008	$ Change	% Change

Equity in net (loss) income of joint ventures(A)	$(9,733)	$17,719	$(27,452)	(154.9)%
Impairment of joint venture investments(B)	(184,584)	(106,957)	(77,627)	72.6
Gain on change in control of interests(C)	23,865	—	23,865	100.0
Tax benefit of taxable REIT subsidiaries and state franchise and income taxes(D)	767	17,544	(16,777)	(95.6)

(A)	A summary of the decrease in equity in net (loss) income of joint ventures for the year ended December 31, 2009, is composed of the following (in millions):

(Decrease)
Increase

Decrease in income from existing joint ventures	$(14.6)
Decrease in income at certain joint ventures primarily attributable to loss on sales and impairment charges on unconsolidated assets	(3.4)
Newly acquired joint venture assets	1.1
Disposition of joint venture interests (see Off-Balance Sheet Arrangements)	(10.6)

$(27.5)

The decrease in income from existing joint ventures is primarily due to lower occupancy levels and ceasing of the capitalization of interest and real estate taxes on joint ventures previously under development due to a reduction and/or cessation in construction activity.

At December 31, 2009, the Company had an approximate 48% interest in an unconsolidated joint venture, Sonae Sierra Brasil BV Sarl, which owns real estate in Brazil and is managed in San Paulo, Brazil. This entity utilizes the functional currency of Brazilian Reais. The Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been retained by the joint venture and reinvested in ground up developments and expansions in Brazil. The effects of the foreign currency in the Company’s financial statements are as follows (in millions):

	Year Ended
	December 31,
	2009		2008

Net income of Sonae Sierra Brasil BV Sarl	R $	27.8	R $	24.3
Weighted-average exchange rate		2.04		1.84

		$13.6		$13.2
Disproportionate partner income		(1.6)		—

Equity in net income of joint venture		12.0		13.2
Amortization of basis differential		(2.5)		(2.5)

DDR’s share of equity in net income		$9.5		$10.7

(B)	The Company determined that various of its unconsolidated joint venture investments in 2009 and 2008 had suffered an “other than temporary impairment” due to the then-deteriorating real estate fundamentals, the market dislocation in the U.S. capital markets, the general lack of liquidity and its related impact on the real estate market and retail industry, which accelerated in the fourth quarter of 2008 and continued through 2009. A summary of the other than temporary impairment charges by joint venture investment is as follows (in millions):

	For the Year Ended
	December 31,
	2009	2008

Various Coventry II Fund joint ventures	$119.3	$14.1
DDRTC Core Retail Fund	55.0	47.3
MDT	—	31.7
DDR-SAU Retail Fund	6.2	9.0
DPG Realty Holdings	3.6	1.7
Central Park Solon /RO & SW Realty	0.5	3.2

Total impairments of joint venture investments	$184.6	$107.0

(C)	In October 2009, EDT unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and an initial cash payment of $1.6 million. The redemption transaction was effectively considered a step acquisition/business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s investment basis in the joint venture.

(D)	Management regularly assesses established tax-related reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. During 2008, the Company recognized a $17.5 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable.

Based on the Company’s evaluation of the then-current facts and circumstances, the Company determined during 2008 that the valuation allowance should be released, as it was more likely than not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate-related income that was projected to be recognized within the Company’s TRS. As of both December 31, 2009 and 2008, the Company had no valuation allowances recorded against its deferred tax assets of $51.9 million and $45.2 million, respectively.

Discontinued Operations (in thousands)

	2009	2008	$ Change	% Change

Loss from discontinued operations(A)	$(160,670)	$(32,052)	$(128,618)	401.3%
Loss on disposition of real estate, net of tax(B)	(24,027)	(4,830)	(19,197)	397.5

	$(184,697)	$(36,882)	$(147,815)	400.8%

(A)	Included in discontinued operations for the years ended December 31, 2009 and 2008 are 31 properties sold in 2010 (including two properties held for sale at December 31, 2009) aggregating 2.9 million square feet, 32 properties sold in 2009 aggregating 3.8 million square feet and 22 properties sold in 2008 (including one office property and one property held for sale at December 31, 2007) aggregating 1.3 million square feet. In addition, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in the third quarter of 2010, aggregating 1.9 million square feet, which represents the activity associated with the Mervyn’s Joint Venture. These assets were classified as discontinued operations for the years ended December 31, 2010, 2009 and 2008. In addition, included in the reported loss for the years ended December 31, 2009 and 2008, is $142.0 million and $50.3 million, respectively, of impairment charges related to these assets.

(B)	In September 2008, the Company sold its approximate 56% interest in one of its office properties to its partner for $20.7 million and recorded an aggregate loss of $5.8 million.

Gain on Disposition of Real Estate, net (in thousands)

	2009	2008	$ Change	% Change

Gain on disposition of real estate, net(A)	$9,127	$6,962	$2,165	31.1%

(A)	Includes the following (in millions):

	Year Ended
	December 31,
	2009	2008

Land sales	$4.8	$6.2
Previously deferred gains and other gains and losses on dispositions	4.3	0.8

	$9.1	$7.0

The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition. The previously deferred gains are primarily a result of assets that were contributed to joint ventures in prior years.

Non-controlling interests (in thousands)

	For the Year Ended
	December 31,
	2009	2008	$ Change	% Change

Non-controlling interests (A)	$47,047	$11,139	$35,908	322.4%

(A)	The change in loss attributable to non-controlling interests includes the following (in millions):

Increase
(Decrease)

Mervyns Joint Venture — non-controlling interest	$35.8
Net loss from consolidated joint venture investments	(0.9)
Conversion of 0.5 million operating partnership units (“OP Units”) to common shares	0.3
Decrease in the quarterly distribution to operating partnership unit investments	0.7

$35.9

There was a significant decrease in rental revenues reported by the Mervyns Joint Venture in 2009 due to the declaration of Mervyns’ bankruptcy in 2008. In addition, during the years ended December 31, 2009 and 2008, the joint venture recorded gross impairment charges of $70.3 million and $31.9 million, respectively, of which $35.1 million and $15.9 million in loss was allocated to non-controlling interests, respectively. This entity was deconsolidated in 2010 and the operating results are reported as a component of discontinued operations. (See discussion of Mervyns Joint Venture in Liquidity and Capital Resources.)

Net Loss attributable to DDR (in thousands)

	2009	2008	$ Change	% Change

Net loss attributable to DDR	$(356,593)	$(71,930)	$(284,663)	395.8%

The increase in net loss attributable to DDR for the year ended December 31, 2009, is primarily the result of higher impairment-related charges, loss on sales of assets and equity derivative related charges in addition to several major tenant bankruptcies that occurred in late 2008, offset by gains on debt retirements. Also contributing to the increase was a release of an approximate $16.0 million deferred tax valuation allowance in 2008 and the impact of asset sales associated with the Company’s deleveraging efforts. A summary of changes in 2009 as compared to 2008 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(38.2)
Decrease in consolidated impairment charges	16.9
Decrease in general and administrative expenses	3.4
Increase in depreciation expense	(7.3)
Increase in interest income	6.7
Decrease in interest expense	7.8
Increase in gain on retirement of debt, net	134.6
Loss on equity derivative instruments	(199.8)
Change in other expense	(1.1)
Decrease in equity in net income of joint ventures	(27.5)
Increase in impairment of joint venture investments	(77.6)
Gain on change in control of interests	23.9
Change in income tax benefit (expense)	(16.8)
Decrease in income from discontinued operations(A)	(147.8)
Increase in net gain on disposition of real estate	2.2
Decrease in non-controlling interest expense	35.9

Decrease in net income attributable to DDR	$(284.7)

(A)	Includes a $91.7 million increase in impairment charges.

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

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for gains generated from merchant build asset sales, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.

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

These measures of performance are used by the Company for several business purposes. The Company uses FFO and/or operating FFO in part (i) as a measure of a real estate asset’s performance, (ii) to influence acquisition, disposition and capital investment strategies, and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.

Management recognizes FFO’s and operating FFO’s limitations when compared to GAAP’s income from continuing operations. FFO and operating FFO do not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO or operating FFO (described below) as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and operating FFO are simply used as additional indicators of the Company’s operating performance.

In 2010, FFO attributable to DDR common shareholders was a loss of $11.3 million, as compared to a loss of $144.6 million in 2009 and income of $169.7 million in 2008. The FFO loss for the year ended December 31, 2010, is primarily the result of impairment-related charges, the equity derivative adjustment associated with the Otto Family investment and the establishment of a reserve against certain deferred tax assets.

The Company’s calculation of FFO is as follows (in thousands):

	For the Years Ended
	2010	2009	2008

Net loss applicable to common shareholders(A)	$(251,627)	$(398,862)	$(114,199)
Depreciation and amortization of real estate investments	217,168	224,207	236,344
Equity in net (income) loss of joint ventures	(5,600)	9,306	(17,719)
Joint ventures’ FFO(B)	47,545	43,665	68,355
Non-controlling interests (OP Units)	32	175	1,145
Gain on disposition of depreciable real estate(C)	(18,803)	(23,123)	(4,244)

FFO applicable to common shareholders	(11,285)	(144,632)	169,682
Preferred dividends	42,269	42,269	42,269

Total FFO	$30,984	$(102,363)	$211,951

(A)	Includes straight-line rental revenues of approximately $2.5 million, $4.3 million and $8.0 million in 2010, 2009 and 2008, respectively (including discontinued operations). In addition, includes straight-line ground rent expense of approximately $2.0 million, $1.9 million and $1.8 million in 2010, 2009 and 2008, respectively (including discontinued operations).

(B)	At December 31, 2010, 2009 and 2008, the Company owned unconsolidated joint venture interests relating to 236, 274 and 329 operating shopping center properties, respectively.

Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended
	2010	2009	2008

Net (loss) income(1)	$(75,030)	$(494,955)	$24,951
Loss on sale of real estate	(24,734)	(843)	(7,350)
Depreciation and amortization of real estate investments	198,323	245,000	241,651

FFO	$98,559	$(250,798)	$259,252

FFO at DDR’s ownership interests(2)	$47,545	$43,665	$68,355

(1)	Revenues for the three years ended December 31, 2010, include the following (in millions):

	2010	2009	2008

Straight-line rents	$3.9	$2.7	$6.3
DDR’s proportionate share	$0.6	$0.2	$0.8

(2)	Adjustments to the Company’s share of joint venture equity in net (loss) income is related primarily to differences impacting amortization and depreciation, impairment charges and (loss) gain on dispositions which aggregated approximately $(0.7) million, $24.8 million and $0.4 million in 2010, 2009 and 2008, respectively.

(C)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statements of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the years ended December 31, 2010, 2009 and 2008, net gains resulting from residual land sales aggregated $1.0 million, $4.8 million and $6.2 million, respectively. For the years ended December 31, 2009 and 2008, merchant building gains, net of tax, aggregated $0.5 million and $0.4 million, respectively.

Operating FFO

FFO excluding the net non-operating charges detailed below, or operating FFO, is useful to investors as the Company removes these net charges to analyze the results of its operations and assess performance of the core operating real estate portfolio.

The Company incurred net non-operating charges for the years ended December 31, 2010, 2009 and 2008, aggregating $275.6 million, $442.8 million and $217.8 million, respectively, summarized as follows (in millions):

	For the Years Ended
	2010	2009	2008

Impairment charges — consolidated assets(A)	$116.5	$12.7	$29.6
Employee separations and related compensation and benefit charges(B)	5.6	15.4	15.8
Gain on debt retirement, net(A)	(0.5)	(145.1)	(10.5)
Loss on equity derivative instruments(A)	40.2	199.8	—
Other expense, net(C)	22.0	30.0	27.1
Equity in net loss of joint ventures — loss on asset sales, impairment charges and MDT derivative losses	6.6	19.0	6.6
Impairment of joint venture interests(A)	0.2	184.6	107.0
Loss (gain) on change in control of interests(A)	0.4	(23.9)	—
Tax expense — deferred tax assets reserve(D)	49.9	—	—
Discontinued operations — consolidated impairment charges and loss on sales	67.1	185.5	60.9
Discontinued operations — FFO associated with Mervyns Joint Venture, net of non-controlling interest	4.8	—	—
Discontinued operations — gain on deconsolidation of Mervyns Joint Venture	(5.6)	—	—
Gain on disposition of real estate (land)	(0.4)	—	—
Less non-controlling interests — portion of impairment charges allocated to outside partners	(31.2)	(35.2)	(18.7)

Total non — operating items	$275.6	$442.8	$217.8
FFO applicable to DDR common shareholders	(11.3)	(144.6)	169.7

Operating FFO applicable to DDR common shareholders	$264.3	$298.2	$387.5

(A)	Amount agrees to the face of the consolidated statements of operations.

(B)	Amounts included in general and administrative expenses. Amounts relate to employee separation costs in 2010, charges as a result of the vesting of awards triggered by the change in control in 2009 and the termination of an equity award plan in 2008.

(C)	Amounts included in other expenses in the consolidated statements of operations and detailed as follows:

	2010	2009	2008

Litigation-related expenses, net of tax	$(12.2)	$(6.7)	$(8.1)
Lease liability	(3.3)	—	—
Debt extinguishment costs	(3.7)	(14.4)	—
Note receivable reserve	—	(5.4)	(5.4)
Sales of MDT units	—	2.8	—
Abandoned projects and other expenses	(2.8)	(6.3)	(13.6)

	$(22.0)	$(30.0)	$(27.1)

(D)	The $49.9 million net income tax expense consists of a gross valuation allowance tax expense of $58.3 million reduced by an $8.4 million tax benefit attributed to a $22.3 million abandoned project charge.

During 2008, due to the volatility and volume of significant and unusual accounting charges and gains recorded in the Company’s operating results, management began computing operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net loss determined in accordance with GAAP as well as FFO. The Company believes that FFO and operating FFO, along with reported GAAP measures, enable management to analyze the results of its operations and assess the performance of its operating real estate and also may be useful to investors. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

Operating FFO is a non-GAAP financial measure, and, as described above, its use combined with the required primary GAAP presentations has been beneficial to management in improving the understanding of the Company’s operating results among the investing public and making comparisons of other REITs’ operating results to the Company’s more meaningful. The adjustments above may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of operating FFO differs from NAREIT’s definition of FFO.

Operating FFO has the same limitations as FFO as described above and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s performance. Operating FFO does not represent cash generated from operating activities determined in accordance with GAAP, and is not a measure of liquidity or an indicator of the Company’s ability to make cash distributions. The Company believes that to further understand its performance operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In 2010, the Company strategically allocated cash flow from operating and financing activities. The Company utilized debt and equity offerings to strengthen the balance sheet, extend debt duration and improve its financial flexibility.

The Company’s and its unconsolidated debt obligations generally require monthly payments of principal and/or interest over the term of the obligation. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Also, additional financing may not be available at all or on terms favorable to the Company or its joint ventures (see Contractual Obligations and Other Commitments).

In October 2010, the Company refinanced its unsecured revolving credit facility with a syndicate of financial institutions arranged by JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (“the Unsecured Credit Facility”). The syndicate of lenders in the Unsecured Credit Facility is substantially the same as the original facility. The size of the Unsecured Credit Facility was reduced from $1.25 billion to $950 million, with an accordion feature up to $1.2 billion (as compared to the previous ability to increase to up to $1.4 billion) upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and certain financial covenants are maintained. In addition, the Company entered into a new $65 million unsecured credit facility with PNC Bank, N.A. (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The size of the PNC Facility was reduced from $75 million to $65 million. The Revolving Credit Facilities mature in February 2014 and currently bear interest at variable rates based on LIBOR plus 275 basis points, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the

Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or noteholders declare a default, as defined in the applicable debt documentation, this could result in the Company’s inability to obtain further funding and/or an acceleration of any outstanding borrowings. As of December 31, 2010, the Company was in compliance with all of its financial covenants. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants in 2011 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2010 (in millions):

Cash and cash equivalents	$19.4

Revolving Credit Facilities	$1,015.0
Less:
Amount outstanding	(279.9)
Letters of credit	(12.6)

Borrowing capacity available	$722.5

As of December 31, 2010, the Company also had unencumbered consolidated operating properties generating income in excess of the amounts required by the Revolving Credit Facilities covenants, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on its unsecured borrowings.

The Company is committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2011 and beyond. Over the past 12 months, the Company has already implemented several steps integral to the successful execution of its capital raising plans through a combination of retained capital, the issuance of common shares, debt financing and refinancing and asset sales.

The Company intends to continue implementing a longer-term financing strategy and reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities should be appropriately sized for the Company’s liquidity strategy. The execution of these agreements was an integral part of the Company’s strategy to extend debt maturities and align the Revolving Credit Facilities with longer-term capital structure needs.

Part of the Company’s overall strategy includes addressing debt maturing in 2011 and years following well before the contractual maturity date. As part of this strategy in 2010, the Company purchased approximately $259.1 million aggregate principal amount of its outstanding senior unsecured notes, which includes the repurchase of $83.1 million aggregate principal amount of outstanding senior unsecured notes through a cash tender offer at par in March 2010.

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

The Company has been focused on balancing the amount and timing of its debt maturities. As a result of the debt repurchases, unsecured debt issuances and the refinancing of the Revolving Credit Facilities, all completed in 2010, the Company extended its weighted-average debt duration to four years. The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2011. In October 2010, the Company repaid $200 million of the term loan and in February 2011, executed a one-year extension on the remaining $600.0 million of the term loan to February 2012. The Company is in discussion with certain banks and expects to refinance this term loan by the end of 2011, but there can be no assurance that the refinancing can be done on satisfactory terms or at all. The wholly-owned maturities for 2011 include the unsecured notes due in April and August 2011 aggregating $180.6 million and mortgage maturities of approximately $209.1 million, of which $24.4 million was extended for one-year in January 2011, $98.9 million was repaid in February 2011 and $35.3 million has a one-year extension option. The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives.

The Company continues to look beyond 2011 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.

Unconsolidated Joint Ventures

At December 31, 2010, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due is as follows:

		Company’s
	Debt Matured	Proportionate Share
Unconsolidated Joint Ventures	(Millions)	(Millions)

Coventry II(A)	$39.5	$—
Other(B)	7.4	1.1

	$46.9	$1.1

(A)	See Off-Balance Sheet Arrangements

(B)	In accordance with the terms of a consensual foreclosure agreement entered into between the borrower and the servicer of the loan, a foreclosure complaint with respect to one property was filed by the servicer in the applicable circuit court in February 2011. The foreclosure is proceeding in the ordinary course in accordance with governing state law.

At December 31, 2010, the Company’s unconsolidated joint venture mortgage debt maturing in 2011 was $891.6 million (of which the Company’s proportionate share is $275.5 million). Of this amount, $42.0 million (of which the Company’s proportionate share is $15.9 million) related to one loan that was refinanced in January 2011 and assumed by the Company in connection with its purchase of the asset and another loan that was repaid when the collateralized asset was sold.

Additionally, $264.4 million (of which the Company’s proportionate share was $52.9 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements).

Deconsolidation of Mervyns Joint Venture

The Company’s joint venture with EDT, Mervyns Joint Venture, owns underlying real estate assets formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The

Company owns a 50% interest in the Mervyns Joint Venture, which was previously consolidated by the Company. During the second quarter of 2010, the Company changed its holding period assumptions for this primarily vacant portfolio as it was no longer committed to providing any additional capital. This triggered the recording of aggregated consolidated impairment charges of approximately $37.6 million on the remaining Mervyns Joint Venture assets, of which the Company’s proportionate share was $16.5 million after adjusting for the allocation of loss to the non-controlling interest. In June 2010, the Mervyns Joint Venture received a notice of default from the servicer for the non-recourse loan secured by all of the remaining former Mervyns stores due to the non-payment of required monthly debt service. In August 2010, a court appointed a third-party receiver to manage and liquidate the remaining former Mervyns sites. Due to the receiver appointment, the Company no longer has the contractual ability to direct the activities that most significantly impact the economic performance of the Mervyns Joint Venture, nor does it have the obligation to absorb losses or receive a benefit from the Mervyns Joint Venture that could potentially be significant to the entity. As a result, in September 2010, the Company deconsolidated the assets and obligations of the Mervyns Joint Venture. Upon deconsolidation, the Company recorded a gain of approximately $5.6 million because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint venture. The amount outstanding under the mortgage note payable was $155.7 million upon deconsolidation. The revenues and expenses associated with the Mervyns Joint Venture for all of the periods presented, including the $5.6 million gain, are classified within discontinued operations in the consolidated statements of operations.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This cash flow is closely monitored by the Company to implement decisions for investment, debt repayment and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cash flow provided by operating activities	$278,124	$228,935	$391,941
Cash flow provided by (used for) investing activities	31,762	150,884	(468,572)
Cash flow (used for) provided by financing activities	(317,065)	(381,348)	56,296

Operating Activities:  The increase in cash flow from operating activities in the year ended December 31, 2010, as compared to the year ended December 31, 2009, was due to the impact of the change in assets and liabilities, due in part to the collection of accounts receivable.

Investing Activities:  The change in cash flow from investing activities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to a reduction in proceeds from the disposition of real estate, a reduction in capital expenditure spending for redevelopment and ground-up development projects, as well as the release of restricted cash partially offset by the issuance of notes receivable.

Financing Activities:  The change in cash flow used for financing activities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to proceeds received from the issuance of common shares and senior notes in 2010 net of debt repayments.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $62.5 million in 2010, as compared to $106.8 million of dividends paid in a combination of cash and the Company’s common shares in 2009 and $290.9 million cash dividends paid in 2008. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2010.

For each of the four quarters of 2010, the Company paid a quarterly cash dividend of $0.02 per common share. In January 2011, the Company declared its first quarter 2011 dividend of $0.04 per common share payable on April 5, 2011, to shareholders of record at the close of business on March 22, 2011. The Company will continue to monitor the 2011 dividend policy and provide for adjustments as determined in the best interest of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2010 Strategic Transaction Activity

Dispositions

As part of the Company’s deleveraging strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and smaller shopping centers with limited opportunity for growth. For certain real estate assets for which the Company has entered into agreements that are subject to contingencies, including contracts executed subsequent to December 31, 2010, a loss of approximately $10 million could be recorded if all such sales were consummated on the terms currently being negotiated. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on these assets at December 31, 2010, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets’ current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a loss after taking into account the above considerations.

In 2010, the Company sold 31 shopping center properties in various states, aggregating 2.9 million square feet, at a sales price of $150.7 million. The Company recorded a net gain of $5.8 million, which excludes the impact of $77.3 million in related impairment charges.

In 2010, the Company’s unconsolidated joint ventures had the following sales transactions:

				Company’s
	Company’s	Company-		Proportionate
	Effective	Owned Square	Sale	Share of Gain
	Ownership	Feet	Price	(Loss)
Joint Venture	Percentage	(Thousands)	(Millions)	(Millions) (A)

Retail Value Investment Program VII (two sites)	21.0%	717	$108.2	$7.0
DDR — SAU Retail Fund (one site)	20.0%	7	1.3	—
Service Holdings (four sites)	20.0%	218	3.5	—
DDRTC Core Retail Fund (22 sites)	15.0%	3,854	455.9	(2.1)
DPG Realty Holdings (seven sites)	10.0%	760	46.9	—

		5,556	$615.8	$4.9

(A)	The Company’s proportionate share of loss was reduced by the impairment charges previously recorded against its investment in the joint venture.

Developments, Redevelopments and Expansions

During 2010, the Company expended an aggregate of approximately $102.7 million, net, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties. The Company projects to expend approximately $21.6 million, net, for these activities in 2011.

The Company will continue to closely monitor its spending in 2011 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2011. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company adheres to strict investment criteria thresholds. The revised underwriting criteria followed over the past two years includes a higher cash-on-cost project return threshold, a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At December 31, 2010, approximately $188.1 million of costs had been incurred in relation to these projects. The Company is also currently expanding/redeveloping a wholly-owned shopping center in Miami (Plantation), Florida, at a projected aggregate net cost of approximately $51.4 million. At December 31, 2010, approximately $44.0 million of costs had been incurred in relation to this redevelopment project.

At December 31, 2010, the Company has approximately $537.5 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or not yet commenced. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the current market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company and its joint venture partners intend to commence construction on various other developments, including several international projects only after substantial tenant leasing has occurred and acceptable construction financing is available.

2009 Strategic Transaction Activity

Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor to issue and sell 30.0 million common shares to the Investor and certain members of the Otto Family for aggregate gross proceeds of approximately $112.5 million. In addition, the Company issued warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company issued additional common shares to the Otto Family in an amount equal to dividends payable in shares declared by the Company after February 23, 2009, and prior to the applicable closing.

On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction occurred in two closings. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,071,428 common shares as a result of the first quarter 2009 dividend to the Otto Family, associated with the initial 15.0 million common shares, and 1,787,304 common shares as a result of the first and second quarter 2009 dividends to the Otto Family, associated with the second 15.0 million common shares. As a result, the Company issued 32.8 million common shares and warrants to purchase 10.0 million common shares to the Otto Family in 2009.

The shareholders’ approval of the Otto Transaction in April 2009 resulted in a “potential change in control” as of that date under the Company’s equity-based award plans. In addition, in September 2009, as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options became fully exercisable and all restrictions on unvested shares lapsed, and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, the Company recorded charges for the year ended December 31, 2009, of $15.4 million.

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

DDR Macquarie Fund/EDT Retail Trust

In 2003, the Company formed a joint venture with Macquarie Bank to acquire ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund”). In 2010, Macquarie DDR Trust (“MDT”) was recapitalized with an investment by EPN GP, LLC and became known as EDT. The Company continues to be engaged to manage day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, dispositions (including outparcel dispositions) and financings.

During December 2008, the Company and MDT modified certain terms of their investment that provided for the redemption of the Company’s interest with properties in the DDR Macquarie Fund in lieu of cash or MDT shares. In October 2009, the MDT unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and assumption of $65.3 million of non-recourse debt, and a cash payment of $1.6 million was made to the DDR Macquarie Fund. The redemption transaction was effectively considered a business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized relating to the difference between the fair value of the net assets received as compared to the Company’s then-investment basis in the joint venture.

The Company believed this transaction simplified the ownership structure of the joint venture and enhanced flexibility for both DDR and EDT while lowering the Company’s leverage. As a result of this transaction, the Company’s proportionate share of unconsolidated joint venture debt was reduced by approximately $146 million, offset by the assumption of debt by the Company of approximately $65.3 million, resulting in an overall reduced leverage of approximately $80 million in 2009.

Macquarie DDR Trust Liquidation

In 2009, the Company liquidated its investment in MDT for aggregate proceeds of $6.4 million. The Company recorded a gain on sale of these units of approximately $2.7 million during the year ended December 31, 2009, which is included in other income on the consolidated statement of operations. During 2008, the Company recognized an other than temporary impairment charge of approximately $31.7 million on this investment.

Dispositions

In 2009, the Company sold 34 shopping center properties in various states, aggregating 3.9 million square feet, at a sales price of $332.7 million. The Company recorded a net gain of $24.5 million, which excludes the impact of $74.1 million in related impairment charges.

In 2009, the Company’s unconsolidated joint ventures had the following sales transactions, excluding those purchased by other unconsolidated joint venture interests:

	Company’s	Company-		Company’s
	Effective	Owned Square	Sale	Proportionate
	Ownership	Feet	Price	Share of Loss
Joint Venture	Percentage	(Thousands)	(Millions)	(Millions) (A)

Coventry II DDR Ward Parkway	20.0%	388	$—	$5.8
Service Holdings (two sites)	20.0%	137	12.7	0.5
DDR Macquarie Fund (eight sites)	14.5%	1,751	118.3	0.7
DPG Realty Holding (two sites)	10.0%	163	10.1	0.3

		2,439	$141.1	$7.3

(A)	The Company’s proportionate share of loss was reduced by the impairment charges previously recorded against the Company’s investment in the joint venture.

Acquisitions, Developments, Redevelopments and Expansions

During the year ended December 31, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $635.9 million, net ($331.8 million by the Company, (which includes the acquisition of assets that were generally in exchange for a partnership interest and did not involve the use of cash), and $304.1 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties.

At December 31, 2009, approximately $323.7 million of costs were incurred in relation to the Company’s three wholly-owned and consolidated joint venture development projects substantially completed and three projects under construction.

2008 Strategic Transaction Activity

DDR MDT Trust Investment

In February 2008, the Company began purchasing units of MDT, its then-joint venture partner in the DDR Macquarie Fund. Through the combination of its purchase of the units in MDT (8.3% ownership on a weighted-average basis for the year ended December 31, 2008, and 12.3% ownership as of December 31, 2008) and its 14.5% direct and indirect ownership of the DDR Macquarie Fund, DDR had an approximate 25.0% effective economic interest in the DDR Macquarie Fund as of December 31, 2008. Through December 31, 2008, as described in filings with the Australian Securities Exchange (“ASX Limited”), the Company had purchased an aggregate 115.7 million units of MDT in open market transactions at an aggregate cost of approximately $43.4 million. Because the Company’s direct and indirect investments in MDT and the DDR Macquarie Fund gave it the ability to exercise significant influence over operating and financial policies, the Company accounted for its interest in both MDT and the DDR Macquarie Fund using the equity method of accounting.

At December 31, 2008, the market price of the MDT shares as traded on the ASX Limited was $0.04 per share, as compared to $0.25 per share at September 30, 2008. This represented a decline of over 80% in value in the fourth quarter of 2008. Due to the significant decline in the unit value of this investment, as well as the then-continued deterioration of the global capital markets and the related impact on the real estate market and retail industry, the Company determined that the loss in value was other than temporary. Accordingly, the Company recorded an impairment charge of approximately $31.7 million related to this investment, reducing its investment in MDT to $4.8 million at December 31, 2008. This investment was liquidated in 2009 for a gain of $2.7 million (see 2009 Strategic Transaction Activity).

Dispositions

In 2008, the Company sold the following properties:

	Company-Owned	Sale
	Square Feet	Price	Net Gain/(Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties(A)	981	$111.8	$1.3
Office Property(B)	291	20.7	(5.8)

	1,272	$132.5	$(4.5)

(A)	The Company sold 21 shopping center properties in various states.

(B)	Represents the sale of a consolidated joint venture asset. The Company’s ownership was 55.84%, and the amount reflected above represents the proceeds received by the Company.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at December 31,2010, are as follows:

	Effective		Company-Owned	Total
	Ownership		Square Feet	Debt
Unconsolidated Real Estate Ventures	Percentage(A)	Assets Owned	(Thousands)	(Millions)

DDRTC Core Retail Fund LLC	15.0%	43 shopping centers in several states	11,712	$1,222.7
DDR Domestic Retail Fund I	20.0%	63 shopping centers in several states	8,284	965.5
Sonae Sierra Brasil BV Sarl	47.9%	10 shopping centers, a management company and three development projects in Brazil	3,902	109.7
DDR — SAU Retail Fund LLC	20.0%	27 shopping centers in several states	2,352	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Funding for Joint Ventures

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $3.1 million at December 31, 2010. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at December 31, 2010, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points or 12% and a default rate of 16%, and has an initial maturity of July 2011. The Company reserved this entire advance in 2009 (see Coventry II Fund discussion below). In addition, the Company guaranteed annual base rental income at certain centers held through Service Holdings, aggregating $2.2 million at December 31, 2010. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guaranty.

Coventry II Fund

At December 31, 2010, the Company maintains several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Legal Matters).

As of December 31, 2010, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $10.4 million. This basis reflects impairment charges aggregating $0.2 million, $52.4 million and $14.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As discussed above, the Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to the development of the project in Bloomfield Hills, Michigan (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties is approximately $39.5 million at December 31, 2010.

Although the Company will not acquire additional assets through the Coventry II Fund joint ventures, additional funds may be required to address ongoing operational needs and costs associated with the joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri being transferred to the lender in 2009. In addition, in 2009 the Company acquired its partner’s 80% interest in the Merriam Village project in Merriam, Kansas through the assumption and guaranty of $17.0 million face value of debt, of which the Company had previously guaranteed 20%. DDR did not expend any funds for this interest. In connection with DDR’s assumption of an additional guaranty, the lender agreed to modify and extend this secured mortgage.

A summary of the Coventry II Fund investments is as follows:

		Loan
		Balance
		Outstanding
		at
	Shopping Center or	December 31,
Unconsolidated Real Estate Ventures	Development Owned	2010

Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39	.5(A	),(B),(D)
Coventry II DDR Buena Park LLC	Buena Park, California	61	.0(B	)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	15	.7(B	),(C)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10	.7(B	),(C)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	139	.2(B	),(C),(D)
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27	.9(B	),(C)
Coventry II DDR Westover LLC	San Antonio, Texas	20	.6(B	)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	161	.3(B	),(D)
Service Holdings LLC	38 retail sites in several states	97	.0(B	),(C)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guarantee of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The above-

referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan.

(B)	As of February 11, 2011, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of February 11, 2011, the Company provided payment guaranties that are not greater than the proportion to its investment percentage.

(D)	As of February 11, 2011, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

Other Joint Ventures

The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of services or oversight provided. The Company generally provides a completion guaranty to the third party lending institution(s) providing construction financing.

The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $3.9 billion and $4.5 billion at December 31, 2010 and 2009, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $41.3 million at December 31, 2010, including guaranties associated with the Coventry II Fund joint ventures.

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

For the year ended December 31, 2010, $3.0 million of net gains related to the foreign currency-denominated debt agreements was included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital and asset sales. Total debt outstanding at December 31, 2010, was $4.3 billion, as compared to $5.2 billion and $5.9 billion at December 31, 2009 and 2008, respectively.

In October 2010, the Company refinanced its Revolving Credit Facilities. The size of the Unsecured Credit Facility was reduced from $1.25 billion to $950 million with an accordion feature up to $1.2 billion. The size of the PNC Facility was reduced from $75 million to $65 million. The Revolving Credit Facilities mature in February 2014 and currently bear interest at variable rates based on LIBOR plus 275 basis points, subject to adjustment as determined by the Company’s current corporate credit ratings from Moody’s and S&P.

In October 2010, the Company amended its secured term loan with KeyBank National Association to conform the covenants to the Unsecured Credit Facility provisions and repaid $200 million of the outstanding balance.

For the year ended 2010, the Company purchased approximately $259.1 million aggregate principal amount of its outstanding senior unsecured notes (of which $140.6 million related to convertible notes) at a discount to par resulting in a gross gain of approximately $0.1 million, prior to the write-off of $4.9 million of unamortized convertible debt accretion, unamortized deferred financing costs and unamortized discount. Included in the purchase amount was approximately $83.1 million aggregate principal amount of near-term outstanding senior unsecured notes repurchased through a cash tender offer at par in March 2010. These purchases included debt maturities in 2010 and 2011 as well as convertible senior unsecured notes due in 2012.

Debt and equity financings aggregated $3.2 billion during the three years ended December 31, 2010, and are summarized as follows (in millions):

	2010			2009			2008

Equity:
Common shares	$454	.4(A	)	$317	.0(A	)	$41	.9(A	)
Debt:
Unsecured notes	600	.0(B	)	300	.0(D	)	—
Convertible unsecured notes	350	.0(C	)	—			—
Construction	3.4			24.2			116.9
Mortgage financing	—			561	.9(E	)	350.0
Mortgage debt assumed	—			65.4			17.5

Total debt	953.4			951.5			484.4

	$1,407.8			$1,268.5			$526.3

(A)	The Company issued 53.0 million shares, 56.3 million shares and 8.3 million shares in 2010, 2009 and 2008, respectively.

(B)	In August 2010, the Company issued $300 million aggregate principal amount of 7.875% senior unsecured notes due September 2020. In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017.

(C)	In November 2010, the Company issued 1.75% convertible senior notes due November 2040. Amount represents the face value and excludes the $53.6 million reduction as required by accounting standards due to the initial value of the equity conversion feature. The notes have an initial conversion rate of 61.0361 common shares per $1,000 principal amount of the notes, representing an initial conversion price of $16.38 per common share. The initial conversion rate is subject to adjustment under certain circumstances.

(D)	In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016.

(E)	In November 2009, the Company closed the securitization of a $400 million, five-year loan that was originated in October 2009. The blended interest rate on the loan is 4.225% and is secured by a pool of 28 assets. The triple-A rated portion of the certification in the securitization constituted “eligible collateral” under the Term Asset-Backed Securities Loan Facility (“TALF”), provided by the Federal Reserve Bank of New York.

CAPITALIZATION

At December 31, 2010, the Company’s capitalization consisted of $4.3 billion of debt, $555 million of preferred shares and $3.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.09, the closing price of the common shares on the New York Stock Exchange at December 31, 2010), resulting in a debt to total market capitalization ratio of 0.51 to 1.0, as compared to the ratios of 0.68 to 1.0 and 0.83 to 1.0 at December 31, 2009 and 2008, respectively. The closing price of the common shares on the New York Stock Exchange was $9.26 and $4.88 at December 31, 2009 and 2008, respectively. At December 31, 2010, the Company’s total debt consisted of $3.4 billion of fixed-rate debt and $0.9 billion of variable-rate debt, including $150 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At December 31, 2009, the Company’s total debt consisted of $3.7 billion of fixed-rate debt and $1.5 billion of variable-rate debt, including $400 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.

It is management’s strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain an investment grade rating with Moody’s and re-establish an investment grade rating with S&P and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

			Operating
Year	Debt		Leases

2011	$993,727	(1)	$4,578
2012	550,457		4,495
2013	457,785		4,444
2014	666,011		3,934
2015	492,985		4,409
Thereafter	1,141,035		132,973

	$4,302,000		$154,833

(1)	Included in principal payments is $600.0 million in 2011 associated with the maturing of the term loan. In February 2011, the Company executed its one-year extension option.

The Company has loans receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets.

The Company had eight and seven notes receivable outstanding, with total commitments of up to $117.0 million and $77.7 million, at December 31, 2010 and 2009, respectively. Of these loans, approximately $4.0 million and $8.2 million was unfunded in 2010 and 2009, respectively.

At December 31, 2010, the Company had letters of credit outstanding of approximately $36.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $24.7 million with general contractors for its wholly-owned and consolidated joint venture properties at December 31, 2010. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans and/or revolving credit facilities.

Related to one of the Company’s developments in Long Beach, California, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or the date when the city’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

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

The Company routinely enters into contracts for the maintenance of its properties, which typically can be canceled upon 30 to 60 days notice without penalty. At December 31, 2010, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.2 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, reimbursement of various expenses, and health and welfare benefits, and may also provide for certain perquisites (which may include insurance coverage, country or social club expenses, or reimbursement for certain business expenses). The contracts for the Company’s Executive Chairman of the Board and President and Chief Executive Officer extend through December 31, 2012. The contracts for the other executive officers currently contain a one-year “evergreen” term and are subject to cancellation without cause upon at least 90 days notice. The Company recently announced that the Executive Chairman of the Board was stepping down. The Executive Chairman’s separation from the Company will constitute a termination “without cause” in accordance with the terms of his employment agreement. As a result of the termination of the Company’s employment agreement with its Executive Chairman, the Company is obligated to pay approximately $8 million and provide certain other benefits to the Executive Chairman pursuant to the terms of his employment agreement. In addition, the Executive Chairman of the Board is entitled to receive all unvested retention shares and equity awards earned, but unvested, under the Company’s Value Sharing Equity Program, which are valued in the aggregate at approximately $8 million based on the closing price of the Company’s common shares on the New York Stock Exchange on February 15, 2011. Pursuant to the employment agreement, the Company may elect, at its option, to pay cash in lieu of these equity awards.

INFLATION

Most of the Company’s long-term leases contain provisions designed to partially mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, permitting the Company to seek increased rents at market rates upon renewal. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ECONOMIC CONDITIONS

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations, and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 has continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2010. However, the Company believes there is an improvement in the level of optimism within its tenant base. Many retailers executed contracts in 2010 to open new stores and have strong store opening plans for 2011 and 2012. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection on the general outlook of consumers who are responding to the broader economic uncertainty by demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy is the Company’s low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total consolidated and joint venture revenues (Walmart at 4.1%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The Company consistently monitors potential credit issues of its tenants, and analyzes their possible impact on the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability, as well as any tenant-related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant-Related Deferred Charges”). The Company routinely evaluates its exposure relating to tenants in financial distress. Where appropriate, the Company has either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant-Related Deferred Charges for such tenants.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall GLA and, therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have previously ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to the major tenant bankruptcies, the shopping center portfolio occupancy was at 88.4% at December 31, 2010. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign a large number of new leases at rental rates that are returning to historic averages. Moreover, the Company has been able to achieve these results without above-normal capital investment in tenant improvements or leasing commissions. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

LEGAL MATTERS

The Company is a party to various joint ventures with the Coventry II Fund through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (“Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company has filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. The Court has not yet ruled on the Company’s motion for summary judgment. A trial on the Company’s request for a permanent injunction has not yet been scheduled. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

The Company was also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorneys’ fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagreed with the verdict as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the California Court of Appeals entered an order affirming the jury verdict. The Company had a $6.0 million liability accrued for this matter as of December 31, 2009. A charge of approximately $2.7 million, net of $2.4 million in taxes, was recorded in the second quarter of 2010 relating to this matter. In November 2010, the Company made payment in full and final satisfaction of the judgment.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

Amendments to Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on VIEs and issued ASC 810, which introduced a more qualitative approach to evaluating VIEs for consolidation. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status, rather than periodic, event-driven reassessments as previously required, and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.

At December 31, 2010, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $374.2 million, mortgages of $42.9 million and liabilities of $13.7 million.

The Company’s adoption of this standard resulted in the deconsolidation of one entity in which the Company has a 50% interest (the “Deconsolidated Land Entity”). The Deconsolidated Land Entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the Deconsolidated Land Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Land Entity and the amount reflected in investments in and advances to joint ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective in 2008. The Company’s maximum exposure to loss at December 31, 2010, is equal to its investment in the Deconsolidated Entity of $12.6 million.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms, or any financing at all, and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs, and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include the following:

Adverse effects of changes in exchange rates for foreign currencies;

Changes in foreign political or economic environments;

Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

Different lending practices;

Cultural and consumer differences;

Changes in applicable laws and regulations in the United States that affect foreign operations;

Difficulties in managing international operations; and

Obstacles to the repatriation of earnings and cash.

•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	The Company may have to restate certain financial statements as a result of changes in, or the adoption of, new accounting rules and regulations to which the Company is subject, including accounting rules and regulations affecting the Company’s accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2010				December 31, 2009
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed-Rate Debt(A)	$3,428.1	4.3	5.8%	79.7%	$3,684.0	3.3	5.7%	71.1%
Variable-Rate Debt(A)	$873.9	1.7	2.3%	20.3%	$1,494.7	2.0	1.5%	28.9%

(A)	Adjusted to reflect the $150 million and $400 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 3.4% and 5.0% at December 31, 2010 and 2009, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	December 31, 2010				December 31, 2009
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted-	Weighted-
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate

Fixed-Rate Debt	$3,289.3	$707.3	4.1	5.6%	$3,807.2	$785.4	4.8	5.6%
Variable-Rate Debt	$661.5	$128.5	1.8	4.0%	$740.5	$131.6	0.6	3.0%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2010 and 2009, the interest rate on the Company’s $150 million and $400 million consolidated floating rate debt, respectively, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $150 million and $400 million that were swapped to a fixed rate at December 31, 2010 and 2009, respectively, The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at December 31, 2010, is summarized as follows (in millions):

	December 31, 2010					December 31, 2009
				100 Basis-					100 Basis-
				Point					Point
				Increase in					Increase in
				Market					Market
	Carrying			Interest		Carrying			Interest
	Value	Fair Value		Rates		Value	Fair Value		Rates

Company’s fixed-rate debt	$3,428.1	$3,647.2	(A)	$3,527.0	(B)	$3,684.0	$3,672.1	(A)	$3,579.4	(B)
Company’s proportionate share of joint venture fixed-rate debt	$707.3	$691.9		$672.7		$785.4	$703.1		$681.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $5.2 million and $15.4 million at December 31, 2010 and 2009, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $3.1 million and $12.2 million at December 31, 2010 and 2009, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates at December 31, 2010, would result in an increase in interest expense of approximately $8.7 million for the Company and $1.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the twelve-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of unsecured notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2010, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein and is incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website); and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2011, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2011. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2010, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Securities to Be			Number of Securities
	Issued upon			Remaining Available for
	Exercise of		Weighted-Average	Future Issuance Under
	Outstanding		Exercise Price of	Equity Compensation Plans
	Options,		Outstanding	(excluding securities
	Warrants and		Options, Warrants	reflected
	Rights		and Rights	in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders(1)	3,223,553	(2)	$28.33	3,255,236
Equity compensation plans not approved by security holders(3)	20,000		$20.37	N/A

Total	3,243,553		$28.28	3,255,236

(1)	Includes the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan, 2004 Equity Based Award Plan and 2008 Equity Based Award Plan.

(2)	Does not include 1,860,064 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options previously issued to certain directors of the Company. The options granted to the directors were at the fair market value at the date of grant and are fully vested.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2011.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2010 and 2009.
Consolidated Statements of Operations for the three years ended December 31, 2010.
Consolidated Statements of Equity for the three years ended December 31, 2010.
Consolidated Statements of Cash Flows for the three years ended December 31, 2010.
Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2010.

III — Real Estate and Accumulated Depreciation at December 31, 2010.

IV — Mortgage Loans on Real Estate at December 31, 2010.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

b)	Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; File No. 001-11690)
3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)
4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.2	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 8.0% Class G Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.4	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.5	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.6	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.7	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7.50% Class I Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
4	4.8	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.11	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.13	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.14	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4	4.15	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4	4.16	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
4	4.17	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.18	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.19	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)
4	4.20	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)
4	4.21	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Filed herewith
4	4.22	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.23	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.24	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.25	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.26	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.27	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
4	4.28	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)
4	4.29	First Amended and Restated Secured Term Loan Agreement, dated June 29, 2006, by and among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.30	Second Amendment to the First Amended and Restated Secured Term Loan Agreement, dated March 30, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2007; File No. 001-11690)
4	4.31	Third Amendment to the First Amended and Restated Secured Term Loan Agreement, dated December 10, 2007, by and among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007; File No. 001-11690)
4	4.32	Fourth Amendment to the First Amended and Restated Secured Term Loan Agreement, dated October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)
4	4.33	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4	4.34	Registration Rights Agreement, dated August 28, 2006, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
10	10.1	Amended and Restated Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.3	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.4	Developers Diversified Realty Corporation 2005 Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.5	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.9	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005; File No. 001-11690)
10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.12	Form of Unrestricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.18	Form Stock Options Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.19	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.20	Form 2009 Retention Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.21	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)
10	10.22	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.23	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.24	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.25	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and David J. Oakes*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.26	Employment Agreement, dated December 29, 2008, by and between the Company and Paul Freddo*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.27	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and John S. Kokinchak*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.28	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Robin R. Walker-Gibbons*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.29	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Richard E. Brown*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.30	Letter Agreement, dated March 23, 2010, by and between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on August 6, 2010; File No. 001-11690)
10	10.31	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and William H. Schafer*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.32	Separation Agreement and Release, dated January 26, 2010, by and between the Company and William H. Schafer*	Current Report on Form 8-K (Filed with the SEC on January 26, 2010; File No. 001-11690)
10	10.33	Amended and Restated Employment Agreement, dated December 29, 2008, by and between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

Exhibit
No.	Form
Under	10-K		Filed Herewith or
Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.34	Separation Agreement and Release, dated December 20, 2010, by and between the Company and Joan U. Allgood*	Filed herewith
10	10.35	Separation Agreement and Release, dated July 28, 2009, by and between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.36	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.37	Form of Indemnification Agreement for directors of the Company	Current Report on Form 8-K (Filed with the SEC on April 7, 2009; File No. 001-11690)
10	10.38	Form of Indemnification Agreement for executive officers of the Company	Current Report on Form 8-K (Filed with the SEC on April 7, 2009; File No. 001-11690)
10	10.39	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.40	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.41	Stock Purchase Agreement, dated as of February 23, 2009, between the Company and Alexander Otto (including the forms of Warrant, Investor Rights Agreement, Waiver Agreement, Tax Agreement and Voting Agreement)	Current Report on Form 8-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.42	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.43	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.44	Purchase and Sale Agreement, dated July 9, 2008, by and between the Company and Wolstein Business Enterprises, L.P.	Current Report on Form 8-K (Filed with the SEC on July 15, 2008; File No. 001-11690)
12	12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
12	12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends	Filed herewith
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

Exhibit
No.	Form
Under	10-K			Filed Herewith or
Reg.S-K	Exhibit			Incorporated Herein by
Item 601	No.		Description	Reference

31	31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1		Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2		Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
101	101	.INS	XBRL Instance Document	Submitted electronically herewith
101	101	.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101	.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the Three Years Ended December 31, 2010, (iii) Consolidated Statements of Equity for the Three Years Ended December 31, 2010, (iv) Consolidated Statements of Cash Flows for the Three Years Ended Decembers 31, 2010, and (v) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it assesses consolidation principles for variable interest entities in 2010.

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

/s/  PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 28, 2011

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2010	2009

Assets
Land	$1,837,403	$1,971,782
Buildings	5,491,489	5,694,659
Fixtures and tenant improvements	339,129	287,143

	7,668,021	7,953,584
Less: Accumulated depreciation	(1,452,112)	(1,332,534)

	6,215,909	6,621,050
Land held for development and construction in progress	743,218	858,900
Real estate held for sale, net	—	10,453

Total real estate assets, net	6,959,127	7,490,403
Investments in and advances to joint ventures	417,223	420,541
Cash and cash equivalents	19,416	26,172
Restricted cash	4,285	95,673
Accounts receivable, net	123,259	146,809
Notes receivable	120,330	74,997
Deferred charges, less accumulated amortization of $25,446 and $34,945, respectively	44,988	33,162
Other assets, net	79,462	138,849

	$7,768,090	$8,426,606

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,043,582	$1,689,841
Revolving credit facility	279,865	775,028

	2,323,447	2,464,869
Secured indebtedness:
Term debt	600,000	800,000
Mortgage and other secured indebtedness	1,378,553	1,913,794

	1,978,553	2,713,794

Total indebtedness	4,302,000	5,178,663
Accounts payable and accrued expenses	127,715	130,404
Dividends payable	12,092	10,985
Equity derivative liability - affiliate	96,237	56,080
Other liabilities	95,359	98,138

	4,633,403	5,474,270

Commitments and contingencies (Note 8)

Developers Diversified Realty Corporation Equity:
Preferred shares (Note 9)	555,000	555,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 256,267,750 and 201,742,589 shares issued at December 31, 2010 and 2009, respectively	25,627	20,174
Paid-in capital	3,868,990	3,374,528
Accumulated distributions in excess of net income	(1,378,341)	(1,098,661)
Deferred compensation obligation	14,318	17,838
Accumulated other comprehensive income	25,646	9,549
Less: Common shares in treasury at cost: 712,310 and 657,012 shares at December 31, 2010 and 2009, respectively	(14,638)	(15,866)

Total DDR shareholders’ equity	3,096,602	2,862,562
Non-controlling interests	38,085	89,774

Total equity	3,134,687	2,952,336

	$7,768,090	$8,426,606

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008

Revenues from operations:
Minimum rents	$535,284	$528,230	$543,457
Percentage and overage rents	6,299	7,751	8,630
Recoveries from tenants	175,309	174,826	180,711
Fee and other income	86,177	86,592	92,270

	803,069	797,399	825,068

Rental operation expenses:
Operating and maintenance	137,862	135,153	129,852
Real estate taxes	108,299	102,391	97,199
Impairment charges	116,462	12,745	29,603
General and administrative	85,573	94,365	97,719
Depreciation and amortization	222,862	217,841	210,541

	671,058	562,495	564,914

Other income (expense):
Interest income	7,346	11,984	5,230
Interest expense	(226,464)	(221,334)	(229,163)
Gain on debt retirement, net	485	145,050	10,455
Loss on equity derivative instruments	(40,157)	(199,797)	—
Other expense, net	(24,346)	(29,192)	(28,131)

	(283,136)	(293,289)	(241,609)

(Loss) income before earnings from equity method investments and other items	(151,125)	(58,385)	18,545
Equity in net income (loss) of joint ventures	5,600	(9,733)	17,719
Impairment of joint venture investments	(227)	(184,584)	(106,957)
(Loss) gain on change in control of interests	(428)	23,865	—

Loss before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(146,180)	(228,837)	(70,693)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(47,992)	767	17,544

Loss from continuing operations	(194,172)	(228,070)	(53,149)
Loss from discontinued operations	(54,867)	(184,697)	(36,882)

Loss before gain on disposition of real estate	(249,039)	(412,767)	(90,031)
Gain on disposition of real estate, net of tax	1,318	9,127	6,962

Net loss	$(247,721)	$(403,640)	$(83,069)

Non-controlling interests	38,363	47,047	11,139

Net loss attributable to DDR	$(209,358)	$(356,593)	$(71,930)

Preferred dividends	(42,269)	(42,269)	(42,269)

Net loss attributable to DDR common shareholders	$(251,627)	$(398,862)	$(114,199)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)
Loss from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)

Net loss attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)
Loss from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)

Net loss attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Developers Diversified Realty Corporation Equity
				Accumulated		Accumulated
				Distributions in	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in	Excess of Net	Compensation	Comprehensive	Stock	Controlling
	Shares	Shares	Capital	Income (Loss)	Obligation	Income (Loss)	at Cost	Interests	Total

Balance, December 31, 2007	$555,000	$12,679	$3,107,809	$(272,428)	$22,862	$8,965	$(369,839)	$128,254	$3,193,302
Issuance of 8,142 common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	1	(2,671)	—	702	—	8,711	—	6,743
Issuance of 1,840,939 common shares for cash	—	184	(286,220)	—	—	—	327,387	—	41,351
Issuance of restricted stock	—	—	(5,681)	—	4,289	—	6,578	—	5,186
Vesting of restricted stock	—	—	16,745	—	(13,971)	—	(4,895)	—	(2,121)
Stock-based compensation	—	—	24,018	—	—	—	—	—	24,018
Redemption of 463,185 operating partnership units in exchange for common shares	—	—	(5,172)	—	—	—	23,327	(9,104)	9,051
Contributions from non-controlling interests	—	—	—	—	—	—	—	55,039	55,039
Distributions to non-controlling interests	—	—	—	—	—	—	—	(11,162)	(11,162)
Loss on sale of non-controlling interest	—	—	—	—	—	—	—	(20,562)	(20,562)
Adjustment to redeemable operating partnership units	—	—	536	—	—	—	—	—	536
Dividends declared-common shares	—	—	—	(248,612)	—	—	—	—	(248,612)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 13):
Allocation of net loss	—	—	—	(71,930)	—	—	—	(11,139)	(83,069)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(13,293)	—	—	(13,293)
Amortization of interest rate contracts	—	—	—	—	—	(643)	—	—	(643)
Foreign currency translation	—	—	—	—	—	(44,878)	—	(3,823)	(48,701)

Comprehensive loss	—	—	—	(71,930)	—	(58,814)	—	(14,962)	(145,706)

Balance, December 31, 2008	555,000	12,864	2,849,364	(635,239)	13,882	(49,849)	(8,731)	127,503	2,864,794
Issuance of 261,580 common shares related to the exercise of stock options, dividend reinvestment plan and director compensation	—	16	795	—	—	—	362	—	1,173
Issuance of 56,630,606 common shares for cash	—	5,656	311,140	—	—	—	709	—	317,505
Equity derivative instruments	—	—	143,716	—	—	—	—	—	143,716
Issuance of restricted stock	—	194	1,069	—	3,045	—	(629)	—	3,679
Vesting of restricted stock	—	—	6,554	—	911	—	(7,577)	—	(112)
Stock-based compensation	—	—	12,813	—	—	—	—	—	12,813
Contributions from non-controlling interests	—	—	—	—	—	—	—	8,271	8,271
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,992)	(1,992)
Dividends declared-common shares	—	1,444	49,077	(64,560)	—	—	—	—	(14,039)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 13):
Allocation of net loss	—	—	—	(356,593)	—	—	—	(47,047)	(403,640)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	15,664	—	—	15,664
Amortization of interest rate contracts	—	—	—	—	—	(373)	—	—	(373)
Foreign currency translation	—	—	—	—	—	44,107	—	3,039	47,146

Comprehensive loss	—	—	—	(356,593)	—	59,398	—	(44,008)	(341,203)

Balance, December 31, 2009	555,000	20,174	3,374,528	(1,098,661)	17,838	9,549	(15,866)	89,774	2,952,336
Cumulative effect of adoption of a new accounting standard (Note 1)	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Deconsolidation of interests	—	—	—	—	—	—	—	3,876	3,876
Issuance of 212,349 common shares related to the exercise of stock options, dividend reinvestment plan and director compensation	—	21	1,232	—	—	—	109	—	1,362
Issuance of 52,792,716 common shares for cash	—	5,279	433,473	—	—	—	1,678	—	440,430
Convertible debt instruments	—	—	52,497	—	—	—	—	—	52,497
Issuance of restricted stock	—	153	(199)	—	741	—	(1,542)	—	(847)
Vesting of restricted stock	—	—	4,761	—	(4,261)	—	983	—	1,483
Stock-based compensation	—	—	2,698	—	—	—	—	—	2,698
Contributions from non-controlling interests	—	—	—	—	—	—	—	746	746
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,886)	(2,886)
Dividends declared-common shares	—	—	—	(20,205)	—	—	—	—	(20,205)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss (Note 13):
Allocation of net loss	—	—	—	(209,358)	—	—	—	(38,363)	(247,721)
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	10,261	—	—	10,261
Amortization of interest rate contracts	—	—	—	—	—	(430)	—	—	(430)
Foreign currency translation	—	—	—	—	—	6,266	—	(2,678)	3,588

Comprehensive loss	—	—	—	(209,358)	—	16,097	—	(41,041)	(234,302)

	$555,000	$25,627	$3,868,990	$(1,378,341)	$14,318	$25,646	$(14,638)	$38,085	$3,134,687

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31
	2010	2009	2008

Cash flow from operating activities:
Net loss	$(247,721)	$(403,640)	$(83,069)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	227,304	233,967	246,374
Stock-based compensation	6,459	20,398	27,970
Amortization of deferred finance costs and settled interest rate protection agreements	13,269	10,894	9,946
Accretion of convertible debt discount	8,204	12,238	15,255
Gain on debt retirement, net	(485)	(145,050)	(10,455)
Loss on equity derivative instruments	40,157	199,797	—
Settlement of accreted debt discount on repurchase of convertible senior notes	(8,358)	(17,560)	(541)
Net cash paid from interest rate hedging contracts	—	—	(5,410)
Equity in net (income) loss of joint ventures	(5,600)	9,733	(17,719)
Impairment of joint venture investments	227	184,584	106,957
Net gain on change in control of interests	(5,221)	(23,865)	—
Gain on sale of joint venture stock	—	(2,824)	—
Cash distributions from joint ventures	7,334	10,889	24,427
(Gain) loss on disposition of real estate	(7,093)	14,900	(2,132)
Impairment charges	171,900	160,112	85,264
Change in notes receivable interest reserve	(3,005)	(9,683)	—
Net change in accounts receivable	21,045	13,902	(1,520)
Net change in accounts payable and accrued expenses	4,323	(11,691)	18,783
Net change in other operating assets and liabilities	55,385	(28,166)	(22,189)

Total adjustments	525,845	632,575	475,010

Net cash flow provided by operating activities	278,124	228,935	391,941

Cash flow from investing activities:
Proceeds from disposition of real estate	156,374	348,176	133,546
Real estate developed or acquired, net of liabilities assumed	(164,391)	(208,768)	(398,563)
Equity contributions to joint ventures	(30,311)	(28,115)	(98,113)
Repayment of (advances to) joint venture advances, net	442	(1,650)	(56,926)
Distributions of proceeds from sale and refinancing of joint venture interests	24,339	7,442	12,154
Return on investments in joint ventures	22,094	19,565	28,211
Issuance of notes receivable, net	(62,958)	(1,885)	(36,047)
Decrease (increase) in restricted cash	86,173	16,119	(52,834)

Net cash flow provided by (used for) investing activities	31,762	150,884	(468,572)

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(492,224)	(270,692)	343,201
Proceeds from term loan borrowings, mortgages and other secured debt	23,686	699,221	466,936
Repayment on term loans and mortgage debt	(601,678)	(497,632)	(306,309)
Repayment of senior notes	(541,606)	(854,720)	(158,239)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $1,183 and $200 in 2010 and 2009, respectively	933,370	294,685	—
Payment of debt issuance costs	(13,773)	(20,634)	(5,522)
(Purchase of) proceeds from the issuance of common shares in conjunction with exercise of stock options and dividend reinvestment plan	(1,763)	(3,079)	1,371
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $998 and $459 in 2010 and 2009, respectively	440,430	317,505	41,352
Contributions from non-controlling interests	746	8,271	55,039
Purchase of redeemable operating partnership units	—	—	(46)
Distributions to non-controlling interest and redeemable operating partnership units	(2,886)	(1,984)	(11,722)
Dividends paid	(61,367)	(52,289)	(369,765)

Net cash (used for) provided by financing activities	(317,065)	(381,348)	56,296

Cash and cash equivalents
Decrease in cash and cash equivalents	(7,179)	(1,529)	(20,335)
Effect of exchange rate changes on cash and cash equivalents	423	(1,793)	282
Cash and cash equivalents, beginning of year	26,172	29,494	49,547

Cash and cash equivalents, end of year	$19,416	$26,172	$29,494

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

Consolidated revenues, including those classified within discontinued operations, derived from the Company’s largest tenant, Walmart, aggregated approximately 5.3%, 4.9% and 4.3% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company’s ability to attract or retain tenants. During the three years ended December 31, 2010, 2009 and 2008, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws.

Principles of Consolidation

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”) and issued Accounting Standards Codification No. 810, Consolidation (“ASC 810”), which introduced a more qualitative approach to evaluating VIEs for consolidation. The new accounting guidance resulted in a change in the Company’s accounting policy effective January 1, 2010. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This standard requires continuous reassessment of primary beneficiary status rather than periodic, event-driven reassessments as previously required and incorporates expanded disclosure requirements. This new accounting guidance was effective for the Company on January 1, 2010, and is being applied prospectively.

At December 31, 2010, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $374.2 million, mortgages of $42.9 million and other liabilities of $13.7 million.

The Company’s adoption of ASC 810 resulted in the deconsolidation of one entity in which the Company has a 50% interest (the “Deconsolidated Land Entity”). The Deconsolidated Land Entity owns one real estate project, consisting primarily of land under development, which had $28.5 million of assets as of December 31, 2009. As a result of the initial application of ASC 810, the Company recorded its retained interest in the Deconsolidated Land Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Land Entity and the amount reflected in investments in and advances to joint ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective in 2008. The Company’s maximum exposure to loss at December 31, 2010 is equal to its investment in the Deconsolidated Land Entity of $12.6 million.

The Company has a 50% interest in a joint venture with EDT Retail Trust (formerly, Macquarie DDR Trust (“MDT”)), DDR MDT MV, that currently owns the underlying real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008 (the “Mervyns Joint Venture”). In connection with the recapitalization of MDT in June 2010, EDT Retail Trust (ASX: EDT) (“EDT”) assumed

MDT’s 50% interest in the Mervyns Joint Venture. The Company held a 50% economic interest in the Mervyns Joint Venture, which was considered a VIE. DDR provided management, financing, expansion, re-tenanting and oversight services for this real estate investment through August 2010.

The Company was determined to be the primary beneficiary until August 2010 due to related party considerations, as well as being the member determined to have a greater exposure to variability in expected losses, as DDR was entitled to earn certain fees from the Mervyns Joint Venture. DDR earned aggregate fees of $0.9 million, $0.1 million and $1.4 million during 2010, 2009 and 2008, respectively. All fees earned from the joint venture were eliminated in consolidation prior to deconsolidation. The amounts related to this entity are aggregated with the Company’s other consolidated VIEs on the Company’s consolidated balance sheet at December 31, 2009.

In August 2010, the 25 assets owned by the Mervyns Joint Venture were transferred to the control of a court-appointed receiver. As a result, the Company no longer has a controlling financial interest in the entity. Consequently, the Mervyns Joint Venture was deconsolidated as the Company was no longer in control of the entity. Upon deconsolidation, the Company recorded a gain of approximately $5.6 million because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint venture. Following the appointment of the receiver, the Company no longer has any effective economic rights or obligations in the Mervyns Joint Venture. The revenues and expenses associated with the Mervyns Joint Venture for all of the periods presented, including the $5.6 million gain, are classified within discontinued operations in the consolidated statements of operations (Note 12). Subsequent to the deconsolidation of this joint venture, the Company accounts for its retained interest in this joint venture investment, which approximates zero at December 31, 2010, under the cost method of accounting because the Company does not have the ability to exercise significant influence.

The Company’s consolidated balance sheet includes the following relating to the Mervyns Joint Venture (in millions):

December 31, 2009

Real estate, net	$218.7
Restricted cash	50.5
Mortgage debt	225.4
Non-controlling interests	22.4

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008

Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$—	$136.6	$—
Redemption of interest in a joint venture	—	(27.9)	—
Mortgages and liabilities assumed of previously unconsolidated joint ventures	—	82.8	17.5
Dividends declared, not paid	12.1	11.0	7.0
Dividends paid in common shares	—	50.8	—
Deconsolidation of net assets from the adoption of ASC 810	20.2	—	—
Reduction of non-controlling interests from the adoption of ASC 810	12.4	—	—
Deconsolidation of net assets of Mervyns Joint Venture	15.2	—	—
Reduction of non-controlling interests due to deconsolidation of Mervyns Joint Venture	3.9	—	—
Foreclosure of note receivable and transfer of collateral	19.0	—	—
Share issuance for operating partnership unit redemption	—	—	9.1

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

Real Estate

Real estate assets, which includes construction in progress and land held for development, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Building improvements	Useful lives, ranging from five to 40 years
Fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations that improve or extend the life of the asset are capitalized.

Land held for development and construction in progress includes land held for future development, shopping center developments and significant expansions and redevelopments. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs of $9.7 million, $11.7 million and $14.6 million in 2010, 2009 and 2008, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and intangible assets generally consisting of: (i) above- and below-market leases; (ii) in-place leases; and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. Above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease and amortized over the remaining life of the respective leases (plus fixed-rate renewal periods for below market leases) as an adjustment to base rental revenue. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Such amounts are amortized to depreciation and amortization expense over the weighted average remaining initial term (and expected renewal periods for tenant relationships). The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Intangible assets associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets. In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off. At December 31, 2010 and 2009, below-market leases aggregated a liability of $22.8 million and $25.9 million, respectively. At December 31, 2010 and 2009, above-market leases aggregated an asset of $6.4 million and $8.7 million, respectively.

Real Estate Impairment Assessment

The Company reviews its real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are assessed separately for each operating property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, as well as projected losses on potential future sales. Impairment indicators for pre-development projects, which typically include costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, projected revenues or cash flows, development costs, market factors and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. Estimates of future cash flows used to assess the recoverability of construction in progress and land held for development are based upon the expected service potential of the asset when development is substantially complete and include all cash flows associated with future expenditures necessary to develop the asset, including interest payments that will be capitalized as part of its cost. The determination of undiscounted cash flows requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of impairment losses may be different, and such differences could be material to the consolidated financial statements. The determination of anticipated cash flows is inherently subjective and is based, in part, on assumptions regarding holding periods, future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges, including those classified within discontinued operations, of approximately $171.9 million, $154.7 million and $79.9 million (Note 11) relating to consolidated real estate investments during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Disposition of Real Estate and Real Estate Investments

Sales of real estate include the sale of outparcels, operating properties, investments in real estate joint ventures and partial sales to real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met. If the criteria for sale recognition or gain recognition are not met because of a form of continuing involvement, the accounting for such transactions is dependent on the nature of the continuing involvement. In certain cases, a sale might not be recognized, and in others all or a portion of the gain might be deferred.

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

Interest paid during the years ended December 31, 2010, 2009 and 2008, aggregated $221.5 million, $249.3 million and $281.4 million, respectively, of which $12.2 million, $21.8 million and $41.1 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis is different from the basis reflected at the unconsolidated joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net (loss) income of the joint venture. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. The Company recorded aggregate impairment charges of approximately $0.2 million, $184.6 million and $107.0 million (Note 11) relating to its investments in unconsolidated joint ventures during the years ended December 31, 2010, 2009 and 2008, respectively. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted Cash is composed of the following (in thousands):

	December 31,
	2010	2009

Bond fund(A)	$4,285	$45,196
Mervyns Joint Venture(B)	—	50,477

Total restricted cash	$4,285	$95,673

(A)	Under the terms of a bond issued by the Mississippi Business Finance Corporation, the initial proceeds of approximately $60.0 million from the sale of bonds are held in a trust in connection with a Company development project in Mississippi. As construction is completed on the project, the Company receives disbursements of these funds. During 2010, $40.0 million of bond funds were utilized to repay the related outstanding bond obligation.

(B)	At December 31, 2009, the Mervyns Joint Venture had funds that were required to be held in escrow with the lender as collateral security for its mortgage loan. During 2010, $45.3 million of restricted cash was used to repay a portion of the mortgage loan and other operating expenses. The Mervyns Joint Venture was deconsolidated in the third quarter of 2010 as disclosed above.

Accounts Receivable

The Company makes estimates of the amounts that will not be collected of its accounts receivable related to base rents, straight-line rents receivable, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $22.6 million and $29.4 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, straight-line rents receivable, net of a provision for uncollectible amounts of $3.4 million and $3.5 million, respectively, aggregated $56.2 million and $54.9 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate related investments. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company considers notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. The Company evaluates the collectability of both interest and principal on each loan based on an assessment of the underlying collateral to determine whether it is impaired, and not by using internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate related investments, the same valuation techniques are utilized to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is generally recognized on a cash basis.

Deferred Charges

Costs incurred in obtaining indebtedness are included in deferred charges in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the related debt agreements, which approximates the effective interest method. Such amortization is reflected as interest expense in the consolidated statements of operations.

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period that the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property-related income, included in fee and other income, includes the leasing of vacant space to temporary tenants and kiosk income, is recognized in the period earned. Lease termination fees are included in fee and other income and recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

Compensation cost relating to stock-based payment transactions is recognized in the financial statements based upon the grant date fair value. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation cost recognized by the Company was $5.7 million (which includes accelerated vesting of awards due to employee severance charges of $0.4 million), $17.4 million (which includes a charge of $15.4 million related to a change in control as defined in the equity award plan) and $29.0 million (which includes a charge of $15.8 million related to the termination of an equity award plan), respectively. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized $0.2 million, $0.1 million and $0.4 million of stock-based compensation, respectively related to certain direct and incremental internal construction costs.

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

Deferred Tax Assets

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage the Company. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes. Accordingly, the Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realizability, which would increase the provision for income taxes. The Company recorded a valuation allowance of $58.3 million (Note 17) during the year ended December 31, 2010.

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

Treasury Stock

The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuances of the Company’s treasury stock at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net loss.

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation.

2.	Investments in and Advances to Joint Ventures

The Company’s significant equity method joint ventures at December 31, 2010, are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Ventures	Percentage(A)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
DDRA Community Centers Five LP	50.0	Five shopping centers in several states
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
Sansone Group/DDRC LLC	50.0	A management and development company
Sonae Sierra Brasil BV Sarl	47.9	10 shopping centers, a management company and three development projects in Brazil
Retail Value Investment Program IIIB LP	25.75	A shopping center in Deer Park, Illinois
Retail Value Investment Program VIII LP	25.75	A shopping center in Austin, Texas
RO & SW Realty LLC	25.25	11 retail sites in several states
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Fairplain LLC	20.0	A shopping center in Benton Harbor, Michigan
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
DDR Domestic Retail Fund I	20.0	63 grocery-anchored retail centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail centers in several states
DDR — SAU Retail Fund LLC	20.0	27 grocery-anchored retail centers in several states
Service Holdings LLC	20.0	38 retail sites in several states
Coventry II DDR Westover LLC	20.0	A shopping center in San Antonio, Texas
Coventry II DDR Tri-County LLC	20.0	A shopping center in Cincinnati, Ohio
DDRTC Core Retail Fund LLC	15.0	43 shopping centers in several states
Cole MT Independence Missouri JV LLC	14.5	A shopping center in Independence, Missouri
Coventry II DDR Bloomfield LLC	10.0	A suspended development project in Bloomfield Hills, Michigan
Coventry II DDR Marley Creek Square LLC	10.0	A shopping center in Orland Park, Illinois
Coventry II DDR Montgomery Farm LLC	10.0	A shopping center in Allen, Texas
DPG Realty Holdings LLC	10.0	Two neighborhood grocery-anchored retail centers in two states
TRT DDR Venture I	10.0	Three shopping centers in several states
DDR MDT PS LLC	0.0	Six shopping centers in several states

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

Combined condensed financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2010	2009

Combined balance sheets
Land	$1,566,682	$1,782,431
Buildings	4,783,841	5,207,234
Fixtures and tenant improvements	154,292	146,716

	6,504,815	7,136,381
Less: Accumulated depreciation	(726,291)	(636,897)

	5,778,524	6,499,484
Land held for development and construction in progress(A)	174,237	130,410

Real estate, net	5,952,761	6,629,894
Receivables, net	111,569	113,630
Leasehold interests	10,296	11,455
Other assets	303,826	342,192

	$6,378,452	$7,097,171

Mortgage debt	$3,950,794	$4,547,711
Amounts payable to DDR	87,282	73,477
Other liabilities	186,728	194,065

	4,224,804	4,815,253
Accumulated equity	2,153,648	2,281,918

	$6,378,452	$7,097,171

Company’s share of accumulated equity	$480,200	$473,738

(A)	The Deconsolidated Land Entity (Note 1) was combined with the unconsolidated investments as of January 1, 2010.

	For the Year Ended December 31,
	2010	2009	2008

Combined statements of operations
Revenues from operations	$668,946	$778,770	$846,196

Operating expenses	256,380	301,637	297,454
Impairment charges(A)	12,291	218,479	—
Depreciation and amortization	187,876	218,547	213,285
Interest expense	230,649	280,345	274,836

	687,196	1,019,008	785,575

(Loss) income before other items	(18,250)	(240,238)	60,621
Income tax expense (primarily Sonae Sierra Brasil), net	(20,449)	(10,013)	(15,479)
Other income (expense), net(B)	—	7,153	(31,318)

(Loss) income from continuing operations	(38,699)	(243,098)	13,824
Discontinued operations:
(Loss) income from discontinued operations(C)	(9,674)	(206,436)	3,830
(Loss) gain on disposition of real estate, net of tax	(26,674)	(19,448)	7,364

(Loss) income before gain (loss) on disposition of real estate, net	(75,047)	(468,982)	25,018
Gain (loss) on disposition of real estate, net(D)	17	(25,973)	(67)

Net (loss) income	$(75,030)	$(494,955)	$24,951

Company’s share of equity in net income (loss) of joint ventures(E)	$6,319	$(34,522)	$17,335

(A)	For the year ended December 31, 2010, impairment charges were recorded on three assets of which the Company’s proportionate share was $0.5 million. For the year ended December 31, 2009, the Coventry II DDR Bloomfield joint venture recorded an impairment charge of $218.5 million related to a development project that is currently suspended. The Company recorded aggregate impairment charges of $16.5 million and $10.8 million on its Coventry II DDR Bloomfield investment during the years ended December 31, 2009 and 2008, respectively.

(B)	Activity related to the Company’s investment in the MDT units, which were liquidated in 2009.

(C)	For the year ended December 31, 2010, impairment charges reclassified to discontinued operations related to assets sales were $8.8 million. The Company’s proportionate share of these impairment charges was $0.3 million. For the year ended December 31, 2009, impairment charges aggregating $170.9 million were recorded by two joint ventures, related to a combined 22 shopping centers that were sold in 2010. The year ended December 31, 2009, also includes $33.9 million of impairment charges related to three assets in the EDT joint venture that were sold in 2009. The Company’s proportionate share of these impairment charges aggregated $8.1 million and was reduced by the impact of the other than temporary impairment charges recorded on these investments in 2008 and 2009 as discussed below.

(D)	In 2009, a joint venture with Coventry II Fund (hereinafter defined) transferred its interest in the Kansas City, Missouri, project (Ward Parkway) to the lender and recorded a loss of $26.7 million. The Company recorded a $5.8 million loss in 2009 related to the write-off of the book value of its equity investment, which is included within equity in net loss of joint ventures in the consolidated statements of operations.

(E)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in the gain (loss) recognized on the sale of certain assets due to the basis differentials and other than temporary impairment charges. Adjustments to the Company’s share of joint venture net income (loss) for these items are reflected as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008

(Loss) income, net	$(0.7)	$24.8	$0.4

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,
	2010	2009

Company’s share of accumulated equity	$480.2	$473.7
Basis differential upon transfer of assets(A)	(43.4)	(92.1)
Basis differentials(A)	(104.1)	(31.4)
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(4.4)
Notes receivable from investments	0.6	1.2
Amounts payable to DDR	87.3	73.5

Investments in and advances to joint ventures	$417.2	$420.5

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

The Company has made advances to several joint ventures in the form of notes receivable and fixed-rate loans that bear annual interest at rates ranging from 10.5% to 12.0%. Maturity dates are all payment on demand. Included in the Company’s accounts receivables are approximately $1.7 million and $3.0 million at December 31, 2010 and 2009, respectively, due from affiliates primarily related to construction receivables.

Service fees earned by the Company through management, leasing, development and financing activities related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended
	December 31,
	2010	2009	2008

Management and other fees	$34.0	$47.0	$50.3
Acquisition, financing and other fees	0.3	1.0	1.6
Development fees and leasing commissions	7.2	9.2	12.0
Interest income	0.4	7.4	0.8

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

Coventry II Fund

The Company and Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”) to invest in a variety of retail properties that presented opportunities for value creation, such as re-tenanting, market repositioning, resale, redevelopment or expansion. The Coventry II Fund was formed with several institutional investors and CREA as the investment manager.

At December 31, 2010, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $10.4 million. This basis reflects the impact of impairment charges, as discussed below, recorded during the years ended December 31, 2010, 2009 and 2008, aggregating $0.2 million, $52.4 million and $14.1 million, respectively. The Company also advanced financing of $66.9 million, which includes accrued interest of $8.8 million, to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to a development project in Bloomfield Hills, Michigan. This loan accrues interest at a base rate of the greater of LIBOR plus 700 basis points or 12% and a default rate of 16% and has an initial maturity of July 2011 (“Bloomfield Loan”). The Bloomfield Loan is considered past due as of December 31, 2010 and 2009 due to the default status. In addition to its existing equity and note receivable, the Company provided payment guaranties to third-party lenders in connection with the financing for five of the joint ventures. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was approximately $39.5 million at December 31, 2010.

For the Bloomfield Hills, Michigan, project, a $48.0 million land loan provided by a third party matured on December 31, 2008, and on February 24, 2009, the lender for the land loan sent to the borrower a formal notice of default (the Company provided a payment guaranty in the amount of $9.6 million with respect to such loan, and in July 2009, paid such guaranty in full in exchange for a complete release from the lender). The above referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan. As a result, on March 3, 2009, the Company sent the borrower a formal notice of default relating to its loan. The lender for the land loan subsequently filed a foreclosure action and initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. During the fourth quarter of 2009, the Company determined that, due to the status of the existing lender foreclosure action and other litigation related to the project as well as current market and economic conditions, management of the joint venture had not definitively or formally made a determination as to whether development of the project would be resumed. Consequently, the Company determined that the fair value of the joint venture assets, consisting of land and development costs, was insufficient to repay the Company’s note receivable. As a result, in December 2009, the Company recorded a charge of $66.9 million on the carrying value of the note receivable, including accrued interest, based upon the estimated fair value of the land and its improvements. This charge is reflected in the impairment of joint venture investments line item in the consolidated statement of operations for the year ended December 31, 2009. The Company also recorded an impairment charge on this investment in both the years ended December 31, 2009 and 2008.

In July 2009, the Company acquired the Coventry II Fund’s 80% interest in Coventry II DDR Merriam Village through the assumption of additional recourse relating to the $17.0 million aggregate principal amount of debt, of which the Company had previously guaranteed 20%. The Company did not expend any funds for this interest, which was consolidated upon acquisition. In connection with the Company’s assumption of such additional recourse, the lender agreed to release the Coventry II Fund’s 80% guaranty and modify and extend this secured mortgage.

See discussion of legal matters surrounding the Coventry II Fund (Note 8).

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the unconsolidated joint ventures are the following properties sold subsequent to December 31, 2007:

•	Seven shopping centers owned through the DDR Macquarie Fund, sold in 2009;

•	Two shopping centers owned through the Retail Value Investment Program VII LLC, sold in 2010;

•	Two shopping centers owned through the DDR-SAU Retail Fund, LLC, sold in 2010;

•	Service Merchandise sites, two sold in 2009 and four sold in 2010;

•	22 shopping centers owned through the DDRTC Core Retail Fund, sold in 2010 and

•	DPG Realty Holdings LLC assets, two sold in 2009 and seven sold in 2010.

In addition, a 50%-owned joint venture sold its interest in a vacant land parcel in 2009. This disposition did not meet the discontinued operations disclosure requirement.

Other than Temporary Impairment of Joint Venture Investments

Due to the then-deterioration of the U.S. capital markets that began in 2008, which continued in 2009, the lack of liquidity and the related impact on the real estate market and retail industry, the Company determined that several of its unconsolidated joint venture investments incurred an “other than temporary impairment.” The Company recorded impairment charges, which are separate and apart from the impairments recorded at the investee level, on the following unconsolidated joint venture investments during the years ended December 31, 2010, 2009 and 2008, respectively, (in millions):

	For the Year Ended
	December 31,
	2010	2009	2008

Various Coventry II Fund joint ventures	$0.2	$52.4	$14.1
DDRTC Core Retail Fund	—	55.0	47.3
MDT	—	—	31.7
DDR-SAU Retail Fund	—	6.2	9.0
DPG Realty Holdings	—	3.6	1.7
Central Park Solon/RO & SW Realty (Note 14)	—	0.5	3.2

	0.2	117.7	107.0
Loan loss reserve — Bloomfield Loan	—	66.9	—

Total impairments of joint venture investments	$0.2	$184.6	$107.0

3.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets.

Notes receivable consist of the following (in millions):

	December 31,
	2010	2009	Maturity Date	Interest Rate

Loans receivable(A)	$103.7	$58.7	March 2011 to September 2017	5.7% - 12.0%
Other notes	2.8	1.1	November 2014 to September 2017	8.5% - 12.0%
Tax Increment Financing Bonds (“TIF Bonds”):(B)
Chemung County Industrial Development Agency	2.0	2.1	April 2014 to April 2018	5.5%
City of Merriam, Kansas	2.3	3.6	February 2016	6.9%
City of St. Louis, Missouri	3.2	3.0	July 2026	7.1% - 8.5%
Town of Plainville, Connecticut	6.3	6.5	April 2021	7.1%

	13.8	15.2

	$120.3	$75.0

(A)	Amounts exclude notes receivable and advances from unconsolidated joint ventures including the Bloomfield Loan, which was in default and fully reserved at December 31, 2010 and 2009 (Note 2).

(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of December 31, 2010 and 2009, the Company had eight and seven loans receivable, respectively, with total remaining non-discretionary commitments of $4.0 million and $8.2 million, respectively. The following table reconciles the loans receivable on real estate from January 1, 2009, to December 31, 2010 (in thousands):

	2010	2009

Balance at January 1	$58,719	$57,329
Additions:
New loans	58,300	4,440
Interest	5,424	2,356
Accretion of discount	250	—

Deductions:
Loan foreclosure	(18,988)	—
Loan loss reserve(A)	—	(5,406)

Balance at December 31	$103,705	$58,719

(A)	Amount classified in other expense, net in the consolidated statement of operations for the year ended December 31, 2009.

The Company identified a loan receivable with a carrying value of $10.8 million that was impaired resulting in a specific loan loss reserve of approximately $10.8 million. A charge to the loan loss reserve of $5.4 million was recorded in each of the years ended December 31, 2009 and 2008 relating to this loan resulting in a full reserve of the loan receivable at December 31, 2009. The impairment was driven by the then-deterioration of the economy and the dislocation of the credit markets. Interest is no longer being recorded on this loan. This is the only loan receivable in the Company’s portfolio that has a loan loss reserve or that is considered non-performing at December 31, 2010. The following table reconciles the loan loss reserve from January 1, 2009, to December 31, 2010 (in thousands):

	2010	2009

Balance at January 1	$10,806	$5,400
Additions:
Loan loss reserve	—	5,406

Deductions:
Write downs	—	—

Balance at December 31	$10,806	$10,806

In addition to the one loan that is fully reserved at December 31, 2010, the Company has one loan aggregating $11.5 million that is more than 90 days past due on interest payments. The Company has continued to record interest income as the Company anticipates the note (including accrued interest) to be collected in full based upon the underlying estimated fair value of the real estate collateral. A loan receivable in the amount of $19.0 million that was considered non-performing at December 31, 2009 was foreclosed in 2010. The foregoing transaction resulted in an increase in real estate assets and a decrease in notes receivable of $19.0 million in 2010, as the carrying value of the loan receivable approximated the fair value of the real estate assets acquired through foreclosure.

4.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2010	2009

Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$14,228	$15,556
Tenant relations, net	9,035	11,318

Total intangible assets	23,263	26,874
Other assets:
Prepaids	11,566	6,213
Deposits	41,160	49,263
Other assets(A)	3,473	56,499

Total other assets	$79,462	$138,849

(A)	The Company established a valuation allowance of $58.3 million for certain deferred tax assets within its TRS during the year ended December 31, 2010 (Note 17).

The Company recorded amortization expense of approximately $6.6 million, $7.1 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated amortization expense associated with the Company’s intangible assets is $5.5 million, $5.3 million, $4.9 million, $2.8 million and $1.3 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

5.	Revolving Credit Facilities, Term Loan, Mortgages Payable and Scheduled Principal Repayments

The following table discloses certain information regarding the Company’s revolving credit facilities, term loan and mortgages payable (in millions):

			Weighted- average
	Carrying Value		Interest Rate
	at December 31,		at December 31,
	2010	2009	2010	2009	Maturity Date

Unsecured indebtedness:
Unsecured Credit Facility	$279.9	$775.0	3.5%	1.6%	February 2014
PNC Facility	—	—	—	—	February 2014
Secured indebtedness:
Term debt	600.0	800.0	2.2%	3.2%	February 2011
Mortgage and other secured indebtedness — Fixed Rate	1,226.0	1,584.1	5.6%	5.7%	April 2011 - December 2029
Mortgage and other secured indebtedness — Variable Rate	144.1	319.6	3.5%	2.6%	May 2011 - December 2037
Tax-exempt certificates — Fixed Rate	8.5	10.0	7.1%	7.0%	February 2016 - April 2021

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $950 million, if certain financial covenants are maintained, and an accordion feature for expansion to $1.2 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, currently at 0.50% on the entire facility.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, N.A. (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (2.75% at December 31, 2010), as defined in the facility, or (ii) LIBOR, plus a specified spread (2.75% at December 31, 2010). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company is in compliance with these covenants at December 31, 2010. The Revolving Credit Facilities are used to temporarily finance redevelopment, development and acquisition of shopping center properties, to provide working capital and for general corporate purposes.

Term Loan

The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank, NA serves as the administrative agent (the “Term Loan”). The Term Loan had a one-year extension option which was exercised in February 2011 (Note 19). Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s current credit rating (1.2% at December 31, 2010). The collateral for this Term Loan is assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. The Company is required to comply with similar covenants as agreed upon in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2010.

Mortgages Payable and other Secured Indebtedness

At December 31, 2010, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.8 billion and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed interest rates on mortgage payables range from approximately 4.2% to 10.5%.

Scheduled Principal Repayments

As of December 31, 2010, the scheduled principal payments of the Revolving Credit Facilities, Term Loan, senior notes (Note 6) and mortgages payable, excluding extension options, for the next five years and thereafter are as follows (in thousands):

Year	Amount

2011	$993,727
2012	550,457
2013	457,785
2014	666,011
2015	492,985
Thereafter	1,141,035

$4,302,000

Included in principal payments is $600.0 million in 2011 associated with the maturing of the Term Loan, which had a one-year extension option through 2012. The extension option was exercised in February 2011 (Note 19).

Total gross fees paid by the Company for the Revolving Credit Facilities and Term Loan in 2010, 2009 and 2008 aggregated approximately $2.9 million, $2.3 million and $2.1 million, respectively. For the years ended

December 31, 2010 and 2009, the Company incurred debt extinguishment costs associated with the prepayment of mortgages payable of $4.2 million and $14.4 million, respectively, which are reflected in other expense in the Company’s consolidated statements of operations.

6.	Senior Notes

The following table discloses certain information regarding the Company’s Fixed-Rate Senior Notes (in millions):

				Effective Interest
	Carrying Value		Coupon Rate	Rate
	at December 31,		at	at
	2010	2009	December 31, 2010	December 31, 2010	Maturity Date

Unsecured indebtedness:
Senior Notes	$1,468.4	$1,283.1	5.25% - 9.625%	5.3% - 9.9%	April 2011- September 2020
Discount	(4.4)	(4.0)
2006 Convertible Senior Notes, net	87.5	116.1	3.50%	5.7%	August 2011
2007 Convertible Senior Notes, net	194.1	294.6	3.00%	5.2%	March 2012
2010 Convertible Senior Notes, net(A)	298.0	—	1.75%	5.3%	November 2040

Total Senior Notes	$2,043.6	$1,689.8

(A)	The Company may redeem the notes any time on or after November 15, 2015 in whole or in part for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest to but excluding the redemption date.

In each of March and August 2010, the Company issued $300 million aggregate principal amount (aggregating $600 million) of 7.5% and 7.875% senior unsecured notes, due in April 2017 and September 2020, respectively. The notes were offered to investors at a discount to par. In November 2010, the Company issued $350 million aggregate principal amount of 1.75% convertible senior convertible notes due November 2040 (the “2010 Senior Convertible Notes”).

The 2006 Senior Convertible Notes, the 2007 Senior Convertible Notes and the 2010 Senior Convertible Notes are referred to as the “Senior Convertible Notes.” The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company.

The following table summarizes the information related to the Senior Convertible Notes:

			Maximum	Option
	Conversion	Option	Common Shares	Cost
	Price	Price	(millions)	(millions)

2006 Senior Convertible Notes(A)	$64.23	$65.17	0.5	$10.3
2007 Senior Convertible Notes(A)	$74.56	$82.71	1.1	$32.6
2010 Senior Convertible Notes(B)	$16.38	N/A	N/A	N/A

(A)	Conversion price as of December 31, 2010 and 2009.

(B)	Conversion price as of December 31, 2010.

Concurrent with the issuance of the 2006 and 2007 Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the senior convertible notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the number of common shares and/or cash related to the excess conversion value that it would pay to the holders of the senior convertible notes upon conversion. The options were recorded as a reduction of equity at issuance. No option was purchased related to the 2010 Senior Convertible Notes.

The Senior Convertible Notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly stock dividend. If certain conditions are met, the incremental value can be settled in cash or in the Company’s common shares at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the Senior Convertible Notes.

The Company’s carrying amounts of its debt and equity balances for the Senior Convertible Notes are as follows (in thousands):

	December 31,
	2010	2009

Carrying value of equity component	$79,287	$39,887

Principal amount of convertible debt	$637,626	$428,243
Remaining unamortized debt discount	(58,032)	(17,571)

Net carrying value of convertible debt	$579,594	$410,672

As of December 31, 2010, the remaining amortization periods for the debt discount were approximately eight months, 15 months and 58 months for the 2006 Senior Convertible Notes, the 2007 Senior Convertible Notes and the 2010 Senior Convertible Notes, respectively.

The Company retrospectively adopted the FASB standard, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, effective January 1, 2008. For the year ended December 31, 2008, the Company adjusted the consolidated statement of operations to reflect additional non-cash interest expense of $13.1 million net of the impact of capitalized interest, pursuant to the provisions of this standard. The following table reflects the Company’s previously reported amounts, along with the adjusted amounts as required by the adoption of the standard and as adjusted to reflect the impact of discontinued operations (Note 12) (in thousands, except per share):

	Year Ended December 31, 2008
	As Previously	As		Effect of
	Reported	Adjusted		Change

Consolidated statement of operations
Loss from continuing operations	$(61,317)	$(53,149	)(A)	$8,168
Net loss attributable to DDR	(57,776)	(71,930)		(14,154)
Net loss attributable to DDR per share, basic	(0.83)	(0.96)		(0.13)
Net loss attributable to DDR per share, diluted	(0.83)	(0.96)		(0.13)

(A)	Adjusted to reflect the impact of discontinued operations activity in 2010 (Note 12).

The impact of this accounting standard required the Company to adjust its interest expense and record additional non-cash interest-related charges of $8.2 million, $12.2 million and $14.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded contractual interest expense of $11.1 million, $19.6 million and $26.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the Senior Convertible Notes.

During the years ended December 31, 2010, 2009 and 2008, the Company purchased approximately $259.1 million, $816.2 million and $66.9 million, respectively, aggregate principal amount of its outstanding senior unsecured notes (of which $140.6 million, $404.8 million and $17.0 million related to the 2006 and 2007 Senior Convertible Notes, respectively) at a discount to par resulting in net gains of approximately $0.1 million, $145.1 million and $10.5 million, respectively. The Company allocated the consideration paid for the 2006 and 2007 Senior Convertible Notes between the liability components and equity components based on the fair value of those components immediately prior to the purchases and recorded a gain based on the difference in the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount. The net gain for the years ended December 31, 2010, 2009, and 2008, reflects a decrease of approximately $4.9 million, $20.9 million and $1.1 million, respectively, relating to the impact of the above accounting standard.

The Company’s various fixed-rate senior notes have interest coupon rates averaging 5.9% and 5.6% at December 31, 2010 and 2009, respectively. Notes issued prior to December 31, 2001, aggregating $82.2 million, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes issued subsequent to 2001, aggregating $1.2 billion at December 31, 2010, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 (aggregating $223.5 million) are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium is required.

The Senior Convertible Notes, with outstanding aggregate principal amounts of $637.6 million and $428.2 million at December 31, 2010 and 2009, respectively, may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, the Company’s common shares.

The fixed-rate senior notes and Senior Convertible Notes were issued pursuant to indentures that contain certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears. At December 31, 2010 and 2009, the Company was in compliance with all of the financial and other covenant requirements.

7.	Financial Instruments

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

Measurement of Fair Value

At December 31, 2010, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

The Company transferred its interest rate swaps into Level 2 from Level 3 during 2010 due to changes in the significance on the Company’s derivative valuations as a result of changes in nonperformance risk associated with the Company’s credit standing. In the fourth quarter of 2008, the Company determined that its derivative valuations in their entirety were classified in Level 3 of the fair value hierarchy. During the second half of 2008, the credit spreads on the Company and certain of its counterparties widened significantly and, as a result, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were significant to the overall valuation of all of its derivatives. The credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. These inputs reflect the Company’s assumptions.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements and securities included in the Company’s Elective Deferred Compensation Plan (Note 15) that are included in other liabilities at December 31, 2010 and 2009, measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

December 31, 2010
Derivative Financial Instruments	$—	$5.2	$—	$5.2
Marketable Securities	$5.5	$—	$—	$5.5
December 31, 2009
Derivative Financial Instruments	$—	$—	$15.4	$15.4
Marketable Securities	$2.4	$—	$—	$2.4

As discussed above, the Company transferred its interest rate swaps into Level 2 from Level 3 during 2010 due to changes in the significance on the Company’s derivative’s valuation as a result of changes in nonperformance risk associated with the Company’s credit standing. The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative
Financial
Instruments-
Liability

Balance of Level 3 at December 31, 2007	$—
Transfers into Level 3	(17.1)
Total losses included in other comprehensive (loss) income	(4.6)

Balance of Level 3 at December 31, 2008	$(21.7)
Total losses included in other comprehensive (loss) income	6.3

Balance of Level 3 at December 31, 2009	$(15.4)
Total losses included in other comprehensive (loss) income	7.6
Transfers into Level 2	7.8

Balance of Level 3 at December 31, 2010	$—

The unrealized gain included in other comprehensive (loss) income is attributable to the change in unrealized gains or losses relating to derivative liabilities that were outstanding — none of which were reported in the Company’s consolidated statements of operations because they are documented and qualify as hedging instruments.

The Company calculates the fair value of its interest rate swaps based upon the amount of the expected future cash flows paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception, and the cash flows on the floating leg of the swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve that is constructed using

LIBOR fixings, Eurodollar futures and swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting its derivative values, the Company incorporates the non-performance risk for both the Company and its counterparties to these contracts based upon either credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of equity derivative instruments in Note 9 and a discussion of fair value considerations in Note 11.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accruals and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes, excluding those that are fully reserved, was approximately $120.8 million and $74.6 million at December 31, 2010 and 2009, respectively, as compared to the carrying amounts of $122.6 million and $76.2 million, respectively. The carrying value of the tax increment financing bonds, which was $13.8 million and $15.2 million at December 31, 2010 and 2009, respectively, approximated its fair value at the respective dates. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of debt is determined using the trading price of public debt or a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize upon redemption.

Financial instruments at December 31, 2010 and 2009, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior notes	$2,043,582	$2,237,320	$1,689,841	$1,691,445
Revolving Credit Facilities and Term Debt	879,865	875,851	1,575,028	1,544,481
Mortgages payable and other indebtedness	1,378,553	1,394,393	1,913,794	1,875,187

	$4,302,000	$4,507,564	$5,178,663	$5,111,113

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps (“Swaps”) as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In 2010, the Company entered into one interest rate swap to hedge a portion of its interest rate risk associated with variable rate borrowings. As of December 31, 2010 and 2009, the aggregate fair value of the Company’s $150 million and $400 million of Swaps was a liability of $5.2 million and $15.4 million, respectively, which is included in other liabilities in the consolidated balance sheets.

Aggregate Notional Amount	LIBOR
(in millions)	Fixed Rate	Maturity Date

$100	4.8%	February 2012
$50	0.6%	November 2012

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $4.6 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive (Loss) Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three years ended December 31, 2010, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2010, the Company had the following outstanding interest rate swap derivatives that were designated as cash flow hedges of interest rate risk:

		Notional
Interest Rate Derivative	Number of Instruments	(in millions)

Interest rate swaps	Two	$150.0

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and 2009 (in millions):

Liability Derivatives
Derivatives	December 31, 2010		December 31, 2009
designated as hedging	Balance Sheet		Balance Sheet
Instruments	Location	Fair Value	Location	Fair Value

Interest rate products	Other liabilities	$5.2	Other liabilities	$15.4

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Location of
Gain (Loss)
Reclassified
	Amount of Gain (Loss)			from	Amount of Gain (Loss) Reclassified
	Recognized in OCI on			Accumulated	from Accumulated OCI
	Derivative			OCI into	into Income
	(Effective Portion)			Income	(Effective Portion)
Derivatives in Cash	Year Ended December 31,			(Effective	Year Ended December 31,
Flow Hedging	2010	2009	2008	Portion)	2010	2009	2008

Interest rate products	$10.2	$6.3	$(1.7)	Interest expense	$0.4	$0.4	$0.6

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. In addition, the Company continually assesses its ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium-term notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment under those derivative obligations.

Net Investment Hedges

The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which exposes the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian and European subsidiaries. Changes in the spot rate are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss)
	Recognized in OCI on
	Derivatives
	(Effective Portion)
	Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2010	2009	2008

Euro — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$8.6	$(2.2)	$22.2
Canadian dollar — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	(5.6)	(16.3)	3.3

8.	Commitments and Contingencies

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company has filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. The Court has not yet ruled on the Company’s motion for summary judgment. A trial on the Company’s request for a permanent injunction has not yet been scheduled. The temporary restraining order will remain in effect until the trial. Due to the inherent uncertainties of the litigation process, no assurance can be given as to the ultimate outcome of this action.

The Company was also a party to litigation filed in November 2006 by a tenant in a Company property located in Long Beach, California. The tenant filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking at the property pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. In addition, the trial court awarded the tenant attorneys’ fees and expenses in the amount of approximately $1.5 million. The Company filed motions for a new trial and for judgment notwithstanding the verdict, both of which were denied. The Company strongly disagreed with the verdict, as well as the denial of the post-trial motions. As a result, the Company appealed the verdict. In July 2010, the California Court of Appeals entered an order affirming the jury verdict. The Company had a $6.0 million liability accrued for this matter as of December 31, 2009. An additional charge of approximately $2.7 million, net of $2.4 million in taxes, was recorded in the second quarter of 2010. In November 2010, the Company made payment in full and final satisfaction of the judgment.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $24.7 million as of December 31, 2010.

At December 31, 2010, the Company had outstanding letters of credit of approximately $36.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with certain unconsolidated joint venture agreements, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects, composed principally of outstanding construction contracts aggregating approximately $3.1 million as of December 31, 2010. The Company and/or its equity affiliates are entitled to receive a priority return on these capital advances at rates ranging from 10.5% to 12.0%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $41.3 million at December 31, 2010.

In connection with Service Holdings, the Company guaranteed the annual base rental income for various affiliates of Service Holdings in the aggregate amount of $2.2 million. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guaranty.

Related to one of the Company’s developments in Long Beach, California, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or the date when the city’s parking garage bonds are repaid. No assets of the Company are currently held as collateral related to these obligations. The Company has not recorded a liability for the guaranty.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2011	$519,601
2012	456,824
2013	398,432
2014	338,679
2015	275,966
Thereafter	1,070,579

$3,060,081

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2011	$4,578
2012	4,495
2013	4,444
2014	3,934
2015	4,409
Thereafter	132,973

$154,833

9.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Transfers from Non-Controlling Interest

	December 31,
	2010	2009	2008

Net loss attributable to DDR	$(209,358)	$(356,593)	$(71,930)
Purchase of OP Units	—	—	(5,172)

Change from net loss attributable to DDR and decrease from the non-controlling interest	$(209,358)	$(356,593)	$(77,102)

Non-Controlling Interests

Non-controlling interests consist of the following (in millions):

	December 31,
	2010	2009

Mervyns Joint Venture(A)	$—	$22.5
Shopping centers and development parcels in Arizona, Missouri, Utah and Wisconsin	3.4	15.9
Consolidated joint venture interests primarily outside the United States	27.3	44.0
Operating partnership units	7.4	7.4

	$38.1	$89.8

(A)	This entity was deconsolidated by the Company in 2010 as described in Note 1.

At December 31, 2010 and 2009, the Company had 369,176 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s balance sheet as non-controlling interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. At December 31, 2010 and 2009, the Company had 29,525 redeemable OP Units outstanding. Redeemable OP Units are presented at the greater of their carrying amount (for all periods presented) or redemption value at the end of each reporting period. Changes in the value from period to period are recorded to paid-in capital in the Company’s consolidated balance sheets.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2010	2009

Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2010 and 2009	$180,000	$180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2010 and 2009	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2010 and 2009	170,000	170,000

	$555,000	$555,000

The Class G depositary shares represent 1/10 of a preferred share and have a stated value of $250 per share. The Class H and I depositary shares represent 1/20 of a Class H and Class I preferred share and have a stated value of $500 per share. The Class G, Class H and Class I depositary shares are redeemable by the Company, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

Common Shares

The Company’s common shares have a $0.10 per share par value. Dividends declared per share of common stock were $0.08, $0.44 and $2.07 for 2010, 2009 and 2008, respectively.

The Company declared a dividend payable for the first and second quarters of 2009 on its common shares of $0.20 per share that was paid in a combination of cash and the Company’s common shares. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid. In connection with the dividends in the first and second quarters of 2009, the Company issued approximately 8.3 million and 6.1 million common shares, respectively, based on the volume weighted-average trading price of $2.80 and $4.49 per share, respectively, and paid $2.6 million and $3.1 million, respectively, in cash. The Company declared an all-cash dividend of $0.02 per common share in each of the third and fourth quarters of 2009.

The Company issued common shares through open market sales, including through the use of its continuous equity programs, for the years ended December 31, 2010, 2009 and 2008, as follows (amounts in millions, except per share):

	Number of	Average Price
	Shares Sold	Per Share	Net Proceeds

2010	53.0	$8.33	$441.3
2009	23.5	$8.78	$204.5
2008	8.3	$4.92	$41.9

The Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30.0 million common shares for aggregate gross proceeds of approximately $112.5 million to the Investor and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The Stock Purchase Agreement also provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.” Under the terms of the Stock Purchase Agreement, the Company also issued additional common shares to the Otto Family in an amount equal to any dividend payable in shares declared by the Company after February 23, 2009, and prior to the applicable closing. The exercise price of the warrants is also subject to downward adjustment if the weighted-average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant is less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”). Each warrant may be exercised at any time on or after the issuance thereof for a five-year term.

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

Equity Derivative Instruments — Otto Transaction

The Downward Price Protection Provisions described above resulted in the equity forward commitments and warrants being required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration. None of the warrants had been exercised as of December 31, 2010.

These equity instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.

The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the consolidated balance sheet as follows (in millions):

Liability Derivatives
	December 31, 2010		December 31, 2009
Derivatives not Designated as	Balance Sheet		Balance Sheet
Hedging Instruments	Location	Fair Value	Location	Fair Value

Warrants	Equity derivative liability	$96.2	Equity derivative liability	$56.1

The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Year Ended December 31,
Derivatives not Designated as		2010	2009
Hedging Instruments	Income Statement Location	Loss	Loss

Warrants	Loss on equity derivative instruments	$40.1	$46.9
Equity forward — issued shares	Loss on equity derivative instruments	—	152.9

		$40.1	$199.8

The loss above for these contracts was derived principally from the increase of the Company’s stock price from April 9, 2009, the shareholder approval date, to the market price on the date of the respective closings, related to the equity issued, or December 31, 2010, related to the warrants.

Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments is determined using an option pricing model that considers all relevant assumptions including the Downward Price Protection Provisions. The Company has determined that the significant inputs used to value its equity forwards fall within Level 2 of the fair value hierarchy. However, the Company has determined that the warrants fall within Level 3 of the fair value hierarchy due to the significance of the volatility and dividend yield assumptions in the overall valuation. The Company utilized historical volatility assumptions as it believes this better reflects the true valuation of the instruments. Although the Company considered using an implied volatility based upon certain short-term publicly traded options on its common shares, it instead utilized its historical share price volatility when determining an estimate of fair value of its five-year warrants. The Company believes that the historic volatility better represents long-term future volatility and is more consistent with how an investor would view the value of these securities. The Company will continually evaluate its significant assumptions to determine what it believes provides the most relevant measurements of fair value at each reporting date.

The following table presents information about the Company’s equity derivative instruments (in millions) at December 31, 2010 and 2009, measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

December 31, 2010
Warrants	$—	$—	$96.2	$96.2
December 31, 2009
Warrants	$—	$—	$56.1	$56.1

The table presented below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that are disclosed as an equity derivative liability having fair value measurements based on significant unobservable inputs (Level 3) (in millions).

Equity
Derivative
Instruments—
Liability

Balance of Level 3 at January 1, 2009	$—
Initial Valuation	9.2
Unrealized loss	46.9

Balance of Level 3 at December 31, 2009	$56.1
Unrealized loss	40.1

Balance of Level 3 at December 31, 2010	$96.2

10.	Fee and Other Income

Fee and other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Management, development and other fee income	$53,434	$57,683	$62,890
Ancillary and other property income	21,941	21,610	21,210
Lease termination fees	7,497	4,015	5,224
Financing fees	1,158	1,050	1,991
Other	2,147	2,234	955

Total fee and other income	$86,177	$86,592	$92,270

11.	Impairment Charges and Impairment of Joint Venture Investments

Due to the continued deterioration of the U.S. capital markets in 2008, the lack of liquidity and the related impact on the real estate market and retail industry that accelerated through the end of 2009, as well as changes in the Company’s hold period assumptions triggered by these factors, the Company determined that certain of its consolidated real estate investments and unconsolidated joint venture investments were impaired. As a result, the Company recorded impairment charges on the following consolidated assets and unconsolidated joint venture investments (in millions):

	For the Year Ended December 31,
	2010	2009	2008

Land held for development(A)	$54.3	$—	$—
Undeveloped land and construction in progress(B)	30.5	0.4	8.6
Assets marketed for sale(C)	31.7	12.3	21.0

Impairments from continuing operations	$116.5	$12.7	$29.6

Sold assets	20.1	73.3	15.0
Assets formerly occupied by Mervyns(D)	35.3	68.7	35.3

Impairments from discontinued operations	$55.4	$142.0	$50.3

Joint venture investments(E)	0.2	184.6	107.0

Total impairment charges	$172.1	$339.3	$186.9

(A)	Amounts reported in the year ended December 31, 2010, relate to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(B)	Amounts reported include a $19.3 million impairment charge recognized in the fourth quarter of 2010 associated with a development project the Company no longer plans to pursue. A subsidiary of the Company’s TRS acquired a leasehold interest in a development project located in Norwood, Massachusetts, as part of a portfolio acquisition in 2003 and no longer expects to fund the ground rent expense.

(C)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale combined with the overall economic downturn in the retail real estate environment beginning in late 2008. These assets were not classified as held for sale as of December 31, 2010, due to substantive contingencies associated with the respective contracts.

(D)	As discussed in Notes 1 and 12, these assets were deconsolidated in 2010 and all operating results have been reclassified as discontinued operations.

For the years ended December 31, 2010, 2009 and 2008, the Company’s proportionate share of these impairment charges was $16.5 million, $33.6 million and $16.9 million, respectively, after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During 2010, the Company determined it was no longer committed to the long-term management and investment in these assets. The 2009 and 2008 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the then-overall economic downturn in the retail real estate environment. A full write-down of this portfolio was not recorded in 2009 and 2008 due to the Company’s then-holding period assumptions and future investment plans for these assets.

(E)	The impairments were recognized because these investments incurred an “other than temporary impairment.”

Measurement of Fair Value

The Company is required to assess the fair value of certain impaired consolidated and unconsolidated joint venture investments. The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

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

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2010 and 2009, and for financial assets only for the year ended December 31, 2008. The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses

December 31, 2010
Long-lived assets held and used	$—	$—	$229.2	$229.2	$171.9
Unconsolidated joint venture investments	—	—	—	—	0.2
December 31, 2009
Long-lived assets held and used	—	—	241.1	241.1	150.2
Unconsolidated joint venture investments	—	—	96.6	96.6	184.6
Assets held for sale	—	—	10.5	10.5	4.5
December 31, 2008
Unconsolidated joint venture investments	4.8	—	174.5	179.3	107.0

12.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2010, the Company sold 31 properties (including two properties held for sale at December 31, 2009) that were classified as discontinued operations for the years ended December 31, 2010, 2009 and 2008, aggregating 2.9 million square feet of Company-owned gross leasable area (“GLA”) (all references to GLA or square feet are unaudited). In addition, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in the third quarter of 2010, aggregating 1.9 million square feet, which represents the activity associated with the Mervyns Joint Venture (Note 1).

Included in discontinued operations for the three years ended December 31, 2010, are 110 properties (including the 25 deconsolidated properties noted above) aggregating 9.8 million square feet of Company-owned GLA. Of these properties, 109 were previously included in the shopping center segment, and one of these properties was previously included in the other investments segment (Note 18). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, 2010, included herein.

The operating results relating to assets classified as discontinued operations at December 31, 2010, are summarized as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Revenues	$12,015	$45,910	$118,586

Operating expenses	8,535	24,915	34,351
Impairment charges	55,438	141,973	50,261
Interest, net	9,892	23,566	30,194
Depreciation and amortization	4,441	16,126	35,832

	78,306	206,580	150,638

Loss from discontinued operations	(66,291)	(160,670)	(32,052)
Gain on deconsolidation of interests	5,649	—	—
Gain (loss) on disposition of real estate, net of tax	5,775	(24,027)	(4,830)

Net loss	$(54,867)	$(184,697)	$(36,882)

Disposition of Real Estate and Real Estate Investments

The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	For the Year Ended December 31
	2010	2009	2008

Land sales(A)	$1.0	$4.8	$6.2
Previously deferred gains and other gains and losses on dispositions(B)	0.3	4.3	0.8

	$1.3	$9.1	$7.0

(A)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(B)	These gains are primarily a result of assets that were contributed to joint ventures in prior years.

13.	Comprehensive (Loss) Income

Comprehensive loss attributable to DDR is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Net loss	$(247,721)	$(403,640)	$(83,069)
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	10,261	15,664	(13,293)
Amortization of interest-rate contracts	(430)	(373)	(643)
Foreign currency translation	3,588	47,146	(48,701)

Total other comprehensive income (loss)	13,419	62,437	(62,637)

Comprehensive loss	$(234,302)	$(341,203)	$(145,706)

Comprehensive loss attributable to the non-controlling interests	41,041	44,008	14,962

Total comprehensive loss attributable to DDR	$(193,261)	$(297,195)	$(130,744)

14.	Transactions with Related Parties

In September 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT collateralized by equity interests in six shopping center assets owned by EDT and managed by the Company. The mezzanine loan bears interest at a fixed rate of 10% and matures in 2017. The Company recorded $0.9 million in interest income for the year ended December 31, 2010. Although the Company’s interest in EDT was redeemed in 2009, the Company retained two positions on EDT’s board of directors.

In 2009, the Company completed the Otto Transaction (Note 9). Mr. Otto is currently the Chairman of the Executive Board of ECE Projektmanagement G.m.b.H. & Co. KG (“ECE”) which is a fully integrated international developer, owner and manager of shopping centers. In May 2007, DDR and ECE formed a joint venture to fund investments in new retail developments to be located in western Russia and Ukraine. DDR contributed 75% of the equity of the joint venture, and ECE contributed the remaining 25% of the equity. The Company consolidates this entity. In addition, two of the Company’s directors hold various positions with affiliates of ECE, the Otto Family and/or the joint venture’s general partner.

In April 2009, the Company entered into a $60 million secured bridge loan with an affiliate of the Otto Family. The bridge loan was repaid in May 2009 with the proceeds of a $60 million collateralized loan also obtained from an affiliate of the Otto Family, which was included in Mortgage and other secured indebtedness on the Consolidated Balance Sheets. The loan had an interest rate of 9%, and was collateralized by a shopping center. The Company repaid this loan, at par, in 2010 and paid a prepayment penalty of approximately $0.9 million. The Company paid interest of approximately $1.9 million and $3.9 million on these loans for the years ended December 31, 2010 and 2009, respectively.

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

The Company leased office space owned by Mr. Wolstein’s mother. General and administrative rental expense associated with this office space aggregated $0.5 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. This office lease expired on December 31, 2009. The Company periodically utilized a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, Mr. Wolstein’s father, and one of the Company’s principal shareholders, for Company-sponsored events and meetings. The Company paid $0.2 million in 2008 for the use of this facility.

Transactions with the Company’s equity affiliates are described in Note 2.

15.	Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant approximated 3.3 million common shares at December 31, 2010.

During 2010, 2009 and 2008, approximately $5.7 million, $17.4 million, and $29.0 million, respectively, was charged to expense associated with awards under the Company’s equity-based award plans. This charge is included in general and administrative expenses in the Company’s consolidated statements of operations.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain employees, within five years thereof). Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

In previous years, the Company granted options to its directors. Options are no longer granted to the Company’s directors. Such options were granted at the fair market value of the Company’s common shares on the date of grant. All of the options granted to the directors are currently exercisable.

The fair values for stock-based awards granted in 2010, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2010	2009	2008

Weighted-average fair value of grants	$5.30	$2.21	$3.39
Risk-free interest rate (range)	1.4% - 2.6%	1.1% - 2.7%	2.0% - 2.9%
Dividend yield (range)	4.2% - 5.6%	8.6% - 24.9%	6.9% - 9.0%
Expected life (range)	4 - 5 years	3 - 6 years	3 - 5 years
Expected volatility (range)	87.0% - 97.8%	58.0% - 93.8%	22.3% - 36.3%

The risk-free rate was based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the award. The expected life of the award was derived by referring to actual exercise experience. The expected volatility of the stock was derived by referring to changes in the Company’s historical stock prices over a time frame consistent with the expected life of the award.

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

				Weighted-
				Average
			Weighted-	Remaining
			Average	Contractual	Aggregate
	Number of Options		Exercise	Term	Intrinsic
	Employees	Directors	Price	(years)	Value
	(thousands)

Balance December 31, 2007	1,653	42	$43.37
Granted	665	—	37.43
Exercised	(51)	(10)	27.01
Forfeited	(82)	—	45.31

Balance December 31, 2008	2,185	32	$41.97
Granted	1,415	—	6.00
Exercised	(149)	—	5.83
Forfeited	(121)	(10)	25.10

Balance December 31, 2009	3,330	22	$29.02
Granted	373	—	10.37
Exercised	(212)	—	6.02
Forfeited	(268)	(2)	30.21

Balance December 31, 2010	3,223	20	$28.28	6.2	$9,260

Options exercisable at December 31,
2010	2,900	20	$30.27	5.8	$8,035
2009	3,329	22	29.02	6.8	3,947
2008	1,268	32	40.06	5.3	—

The following table summarizes the characteristics of the options outstanding at December 31, 2010 (in thousands):

Options Outstanding
		Weighted-
		Average		Options Exercisable
	Outstanding	Remaining	Weighted-		Weighted-
Range of	as of	Contractual Life	Average	Exercisable as of	Average
Exercise Prices	12/31/10	(years)	Exercise Price	12/31/10	Exercise Price

$0.00-$6.50	995	7.9	$6.02	995	$6.02
$6.51-$12.50	323	9.2	10.31	—	—
$12.51-$29.50	161	1.6	22.14	161	22.14
$29.51-$49.50	1,226	5.0	38.32	1,226	38.32
$49.51-$69.50	538	5.1	59.21	538	59.21

	3,243	6.2	$28.28	2,920	$30.27

The following table reflects the activity for unvested stock option awards for the year ended (in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value

Unvested at December 31, 2009	1	$2.21
Granted	373	5.28
Forfeited	(51)	5.61

Unvested at December 31, 2010	323	$5.22

As of December 31, 2010, total unrecognized stock option compensation cost granted under the plans was $1.3 million and is expected to be recognized over a weighted-average 2.2-year term.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2010, was approximately $1.3 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2010, was approximately $1.3 million. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2010, 2009 and 2008, the Board of Directors approved grants of 573,100; 2,109,798 and 132,394 restricted common shares, respectively, to certain executives of the Company. The restricted stock grants vest in equal annual amounts over a four-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $5.08 to $11.41, which was equal to the market value of the Company’s common shares at the date of grant. In 2010, 2009 and 2008, grants of 72,901; 111,181 and 16,978 common shares, respectively, were issued as compensation to the Company’s outside directors. These grants were issued equal to the market value of the Company’s stock at the date of grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2010 (awards in thousands):

		Weighted-
		Average
		Grant Date
	Awards	Fair Value

Unvested at December 31, 2009	1,143	$5.08
Granted	573	9.92
Vested	(551)	6.01
Forfeited	(19)	10.11

Unvested at December 31, 2010	1,146	$6.97

As of December 31, 2010, total unrecognized compensation of restricted stock award arrangements granted under the plans was $8.0 million and is expected to be recognized over a weighted-average 2.7-year term.

Value Sharing Equity Program

In July 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “VSEP”) and the grant of awards to certain of the Company’s officers. The VSEP is designed to allow the Company to reward participants with a portion of “Value Created” (as described below).

On six specified measurement dates (July 31, 2010; January 31, 2011; July 31, 2011; January 31, 2012; July 31, 2012 and December 31, 2012), the Company will measure the Value Created during the period between the start of the VSEP and the applicable measurement date. Value Created is measured as the increase in the Company’s market capitalization (i.e., the product of the Company’s share price and the number of shares outstanding as of the measurement date), as adjusted for any equity issuances or equity repurchases between the start of the VSEP and the applicable measurement date.

Each participant was assigned a “percentage share” of the Value Created. After the first measurement date, each participant will receive a number of Company shares with an aggregate value equal to two-sevenths of the participant’s percentage share of the Value Created. After each of the next four measurement dates, each participant will receive a number of Company shares with an aggregate value equal to three-sevenths, then four-sevenths, then five-sevenths, and then six-sevenths of the participant’s percentage share of the Value Created. After the final measurement date, each participant will receive a number of Company shares with an aggregate value equal to the participant’s full percentage share of the Value Created. For each measurement date, however, the number of Company shares awarded to a participant will be reduced by the number of Company shares previously earned by the participant as of prior measurement dates. This will keep the participants from benefiting more than once for increases in the Company’s share price that occurred during earlier measurement periods.

The Company shares granted to a participant will then be subject to an additional time-based vesting period. During this period, Company shares will generally vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant.

The fair value of the VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	1.9%
Dividend yield	6.2%
Expected life	3.4 years
Expected volatility	88%

The following table reflects the activity for unvested VSEP awards for the year ended (in thousands):

		Weighted-
		Average Grant
		Date Fair
	Awards	Value

Unvested at December 31, 2009	—	$—
Granted	955	11.35
Vested	(241)	11.35

Unvested at December 31, 2010	714	$11.35

As of December 31, 2010, $8.7 million of total unrecognized compensation costs were related to the two market metric components associated with the awards granted under the VSEP and is expected to be recognized over the remaining six-year term, which includes the vesting period.

Stock-Based Compensation — Change in Control

In April 2009, the Otto Transaction was approved by the Company’s shareholders, resulting in a “potential change in control” under the Company’s equity-based award plans. In addition, in September 2009, as a result of the second closing in which the Otto Family acquired beneficial ownership of more than 20% of the Company’s outstanding common shares, a “change in control” was deemed to have occurred under the Company’s equity deferred compensation plans. In accordance with the equity-based award plans, all unvested stock options that were not subject to deferral elections became fully exercisable, all restrictions on unvested restricted shares lapsed, and, in accordance with the equity deferred compensation plans, all unvested deferred stock units vested and were no longer subject to forfeiture. As such, the Company recorded accelerated non-cash charges aggregating approximately $15.4 million for the year ended December 31, 2009, related to these equity awards. This charge is included in general and administrative expenses in the Company’s consolidated statement of operations.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2010, 2009 and 2008, were $1.1 million, $1.0 million and $1.0 million, respectively. The 401(k) plan is fully funded at December 31, 2010.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million for both of the years ended December 31, 2010 and 2008 (not material in 2009). At December 31, 2010, 2009 and 2008, deferred compensation under this plan aggregated approximately $2.8 million, $2.4 million and $3.3 million, respectively. The plan is fully funded at December 31, 2010.

Equity Deferred Compensation Plan

The Company maintains the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Equity Deferred Compensation Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares. At December 31, 2010 and 2009, there were 0.4 million and 0.3 million common shares, respectively, of the Company in the Plan valued at $5.5 million and $3.0 million, respectively. The Plan is fully funded at December 31, 2010.

Vesting of restricted stock grants approximating 0.1 million, 0.2 million and 0.1 million common shares in 2010, 2009 and 2008, respectively, was deferred through the Equity Deferred Compensation Plan. The Company recorded $1.2 million, $6.7 million and $4.3 million in 2010, 2009 and 2008, respectively, in equity as deferred compensation obligations for the vested restricted stock deferred into the Company’s Equity Deferred Compensation Plan.

In 2010, certain officers elected to have their deferred compensation distributed, which resulted in a reduction of the deferred obligation of approximately $5.5 million. In 2009, in accordance with the transition rules under Section 409A of the Internal Revenue Code and the change in control that occurred in September 2009, certain officers and directors elected to have their deferrals distributed, which resulted in a reduction of the deferred obligation and a corresponding increase in paid-in capital of approximately $2.8 million. In 2008, deferred obligations aggregating $14.0 million were distributed from the Equity Deferred Compensation Plan to the current Executive Chairman of the Board of the Company resulting in a reduction of the deferred obligation and corresponding increase in paid-in capital.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. At December 31, 2010 and 2009, there were 0.3 million and 0.2 million common shares, respectively, of the Company in the Directors Plan valued at $3.7 million and $1.9 million, respectively. The Directors Plan is fully funded at December 31, 2010.

16.	Earnings and Dividends Per Share

Effective January 1, 2009, the Company adopted, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Company’s unvested restricted share units contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS. Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of commons shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. The following table provides a reconciliation of net (loss) income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
Basic and Diluted Earnings:	2010	2009	2008

Continuing Operations:
Loss from continuing operations	$(194,172)	$(228,070)	$(53,149)
Plus: Gain on disposition of real estate	1,318	9,127	6,962
Plus: Loss (income) attributable to non-controlling interests	12,071	(711)	(668)

Loss from continuing operations attributable to DDR	(180,783)	(219,654)	(46,855)
Less: Preferred dividends	(42,269)	(42,269)	(42,269)

Basic and Diluted — Loss from continuing operations attributable to DDR common shareholders	(223,052)	(261,923)	(89,124)
Less: Earnings attributable to unvested shares and operating partnership units	(155)	(259)	(1,211)

Basic and Diluted — Loss from continuing operations	$(223,207)	$(262,182)	$(90,335)
Discontinued Operations:
Loss from discontinued operations	(54,867)	(184,697)	(36,882)
Plus: Loss attributable to non-controlling interests	26,292	47,758	11,807

Basic and Diluted — Loss from discontinued operations	(28,575)	(136,939)	(25,075)

Net loss attributable to DDR common shareholders after allocation to participating securities	$(251,782)	$(399,121)	$(115,410)

Number of Shares:
Basic and Diluted — Average shares outstanding	244,712	158,816	119,843

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)
Loss from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)

Net loss attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.91)	$(1.65)	$(0.75)
Loss from discontinued operations attributable to DDR common shareholders	(0.12)	(0.86)	(0.21)

Net loss attributable to DDR common shareholders	$(1.03)	$(2.51)	$(0.96)

Basic average shares outstanding do not include restricted shares totaling 1,860,064; 1,143,000 and 192,984 that were not vested at December 31, 2010, 2009 and 2008, respectively, or performance units totaling 294,667 that were not vested at December 31, 2008.

Anti-dilutive Securities:

•	Options to purchase 3.2 million, 3.4 million and 2.2 million common shares were outstanding at December 31, 2010, 2009 and 2008, respectively (Note 15). These outstanding options were considered as anti-dilutive in the calculations at December 31, 2010, 2009 and 2008. Accordingly, the anti-dilutive options were excluded from the computations.

•	The Company has excluded from its basic and diluted EPS warrants to purchase 5.0 million common shares issued in May 2009 and warrants to purchase 5.0 million common shares issued in September 2009 because the warrants were considered anti-dilutive due to the Company’s net loss from continuing operations for the years ended December 31, 2010 and 2009. The warrants were not outstanding during the year ended December 31, 2008. The 15.0 million common shares issued in May 2009 and the 15.0 million common shares issued in September 2009 relating to the Otto Transaction were included in basic and diluted EPS from the date of issuance (Note 9).

•	Shares subject to issuance under the Company’s VSEP (Note 15) were not included in the computation of diluted EPS for 2010 and 2009 because the shares were considered anti-dilutive due to the Company’s net loss from continuing operations. This plan was not in effect in 2008.

•	The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2010, 2009 or 2008 because the effect of assuming conversion was anti-dilutive (Note 9).

•	The Company’s issuances of Senior Convertible Notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56; $64.23 and $16.38 at December 31, 2010, were not included in the computation of diluted EPS for 2010, 2009 and 2008 because the Company’s stock price did not exceed the conversion price of the conversion feature (Note 6) of the Senior Convertible Notes in these periods and would therefore be anti-dilutive. The 2010 Senior Convertible Notes were not outstanding at December 31, 2009 or 2008. In addition, the purchased option related to the Senior Convertible Notes will not be included in the computation of diluted EPS as the purchase option is anti-dilutive.

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2010, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2010, the Company has taxable REIT subsidiaries that generate taxable income from non-REIT activities and is subject to federal, state and local income taxes.

At December 31, 2010, 2009 and 2008, the tax cost basis of assets was approximately $8.6 billion, $9.0 billion and $9.2 billion, respectively. For the year ended December 31, 2010, the Company recorded a net refund of approximately $2.1 million and for the years ended December 31, 2009 and 2008, the Company paid taxes of approximately $2.8 million and $1.7 million, respectively. These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Book loss before income taxes	$(22,843)	$(19,104)	$(11,605)

Components of income tax (benefit) expense are as follows:

Current:
Federal	(1,775)	(1,614)	1,611
State and local	—	—	237

	(1,775)	(1,614)	1,848

Deferred:
Federal	45,311	(5,810)	(18,747)
State and local	6,663	(855)	(2,757)

	51,974	(6,665)	(21,504)

Total expense (benefit)	$50,199	$(8,279)	$(19,656)

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its TRS to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate related income within its TRS.

Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. During 2008, the Company recognized a $19.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of the valuation allowance in the third quarter of 2008, associated with deferred tax assets that were established in prior years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income that was projected to be recognized within the Company’s TRS. Additionally, the Company released a portion of the valuation allowance in 2007 based upon projections of gains recognized from the sale of merchant build assets and anticipated profit levels of the Company’s TRS. Based on the Company’s evaluation of the facts and circumstances, the Company determined at these times that the valuation allowance should be released, as it was more-likely-than-not that the deferred tax assets would be utilized in future years.

At December 31, 2010, the Company had net deferred tax assets of approximately $58.3 million, which included $26.5 million attributed to net operating loss carryforwards that expire in varying amounts between the years 2017 through 2030. Realization of the net deferred tax assets is dependent on the existence of significant positive evidence, such as the Company’s ability to generate sufficient income to utilize the deferred tax assets within the relevant carryforward periods. Over the past several years, the Company has initiated various tax actions within the TRS that generated income (“Tax Actions”). These Tax Actions were initiated based upon management’s expectations of the REIT’s future liquidity and cash flow strategies. Due to the Company’s continued progress in raising capital over the past several years and expected improvements within its core operating results, it discontinued initiating these actions during the second half of 2010 and expects that it is unlikely that these Tax Actions will be utilized in future periods. In addition, throughout 2010, the Company continued to experience adverse unexpected charges within its TRS, and during the fourth quarter of 2010, the TRS recorded an impairment charge of $19.3 million and a $3.0 million lease liability charge related to a development project that the Company no longer plans to pursue, resulting in a loss within the TRS for the year ended December 31, 2010. As a result, as of December 31, 2010, the Company has a three-year cumulative pre-tax book loss, adjusted for permanent differences. This, in conjunction with the historical and continued volatility of the activities within the TRS, is sufficient negative evidence that a future benefit of the deferred tax asset may not exist. As such, management believes that it is now more-likely-than-not that the deferred tax assets would not be utilized in future years, and, accordingly, a full valuation allowance of $58.3 million against those deferred tax assets was recorded at December 31, 2010.

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2010		2009	2008

Statutory rate of 34% applied to pre-tax loss	$(7,767)		$(6,495)	$(3,946)
Effect of state and local income taxes, net of federal tax benefit	(1,142)		(955)	(580)
Valuation allowance increase (decrease)	58,322		—	(17,410)
Other	786		(829)	2,280

Total expense (benefit)	$50,199		$(8,279)	$(19,656)

Effective tax rate	(219.76	)%(A)	43.34%	169.37	%(B)

(A)	The 2010 effective tax rate includes the impact from the recording of the valuation allowance in the fourth quarter of 2010. Without this impact, the effective tax rate is approximately 37.59%.

(B)	The 2008 effective tax rate includes the impact from the release of the valuation allowance in the third quarter of 2008. Without this impact, the effective tax rate is approximately 33.97%.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Deferred tax assets	$58,923	$52,671	$45,960
Deferred tax liabilities	(601)	(775)	(729)
Valuation allowance	(58,322)	—	—

Net deferred tax asset(A)	$—	$51,896	$45,231

(A)	The components of the net deferred tax assets are primarily attributable to net operating losses, interest expense, subject to limitations, and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net loss attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

GAAP net loss attributable to DDR	$(209,358)	$(356,593)	$(71,930)
Plus: Book depreciation and amortization(A)	217,035	221,119	179,015
Less: Tax depreciation and amortization(A)	(179,377)	(171,684)	(147,606)
Book/tax differences on gains/losses from capital transactions	(103,331)	(131,909)	1,598
Joint venture equity in earnings, net(A)	(28,659)	(4,194)	68,856
Dividends from subsidiary REIT investments	1,609	2,833	3,640
Deferred income	1,937	(2,734)	13,212
Compensation expense	1,199	19,122	6,892
Impairment charges	172,127	339,303	186,821
Otto shares and warrant valuation	40,157	199,797	—
Convertible debt interest expense	8,204	12,238	14,154
Miscellaneous book/tax differences, net	(7,148)	(24,838)	(2,923)

Taxable (loss) income before adjustments	(85,605)	102,460	251,729
Less: Capital gains	—	—	(1,388)
Less: Taxable loss carried forward	$85,605	—	—

Taxable income subject to the 90% dividend requirement	$—	$102,460	$250,341

(A)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Dividends paid(A)	$61,204	$102,460	$366,049
Less: Dividends designated to prior year	(6,967)	(6,967)	(6,967)
Plus: Dividends designated from the following year	6,967	6,967	6,967
Less: Portion designated capital gain distribution	—	—	(1,388)
Less: Return of capital	(61,204)	—	(114,320)

Dividends paid deduction	$—	$102,460	$250,341

(A)	Dividends paid in 2009 include stock dividends distributed under IRS Revenue Procedure 2009-15.

The fourth quarter common share dividends for the years ended December 31, 2010 and 2009, have been allocated and reported to shareholders in the subsequent year. The tax characterization of common share dividends per share as reported to shareholders for the years ended December 31, 2010, 2009 and 2008, are summarized as follows:

		Gross
2010	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2009	01/06/10	$—	$—	$0.0200	$0.0200
1st quarter	04/06/10	—	—	0.0200	0.0200
2nd quarter	07/07/10	—	—	0.0200	0.0200
3rd quarter	10/05/10	—	—	0.0200	0.0200
4th quarter	01/05/11	—	—	—	—

		$—	$—	$0.0800	$0.0800

		Gross
2009	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

1st quarter	04/21/09	$0.2000	$—	$—	$0.2000
2nd quarter	07/21/09	0.2000	—	—	0.2000
3rd quarter	10/15/09	0.0200	—	—	0.0200
4th quarter	01/06/10	—	—	—	—

		$0.4200	$—	$—	$0.4200

		Gross
2008	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2007	01/08/08	$0.4246	$0.0023	$0.2331	$0.6600
1st quarter	04/08/08	0.4439	0.0025	0.2436	0.6900
2nd quarter	07/08/08	0.4439	0.0025	0.2436	0.6900
3rd quarter	10/07/08	0.4439	0.0025	0.2436	0.6900

		$1.7563	$0.0098	$0.9639	$2.7300

The Company did not pay a dividend in the fourth quarter of 2008.

18.	Segment Information

The Company has three reportable operating segments, shopping centers, Brazil equity investment and other investments. Each consolidated shopping center is considered a separate operating segment and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. Effective October 1, 2010 the Company’s equity method investment in Sonae Sierra Brasil is also considered a reportable segment due to the increased level of income reported from the investment as well as how executive management analyzes this investment and allocates resources accordingly. The operating segment information for the years ended December 31, 2009 and 2008 has been restated to conform to the current year presentation. The following table summarizes the Company’s shopping and office properties, including those located in Brazil:

	December 31,
	2010	2009	2008

Shopping centers owned	525	618	702
Unconsolidated joint ventures	236	274	329
Consolidated joint ventures	3	34	40
States(A)	41	44	45
Office properties	6	6	6
States	4	4	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The table below presents information about the Company’s reportable operating segments reflecting the impact of discontinued operations (Note 12) (in thousands):

	For the Year Ended December 31, 2010
	Other	Shopping	Brazil Equity
	Investments	Centers	Investment	Other	Total

Total revenues	$5,306	$797,763			$803,069
Operating expenses(A)	(2,143)	(360,480)			(362,623)

Net operating income	3,163	437,283			440,446
Unallocated expenses(B)				$(639,991)	(639,991)
Equity in net income of joint ventures and impairment of joint venture interests(C)		(5,185)	$10,558		5,373

Loss from continuing operations					$(194,172)

Total real estate assets	$49,607	$8,361,632			$8,411,239

	For the Year Ended December 31, 2009
	Other	Shopping	Brazil Equity
	Investments	Centers	Investment	Other	Total

Total revenues	$5,478	$791,921			$797,399
Operating expenses(A)	(2,425)	(247,864)			(250,289)

Net operating income	3,053	544,057			547,110
Unallocated expenses(B)				$(580,863)	(580,863)
Equity in net loss of joint ventures and impairment of joint venture interests(C)		(203,823)	$9,506		(194,317)

Loss from continuing operations					$(228,070)

Total real estate assets	$49,637	$8,773,300			$8,822,937

	For the Year Ended December 31, 2008
	Other	Shopping	Brazil Equity
	Investments	Centers	Investments	Other	Total

Total revenues	$6,060	$819,008			$825,068
Operating expenses(A)	(2,036)	(254,618)			(256,654)

Net operating income	4,024	564,390			568,414
Unallocated expenses(B)				$(532,325)	(532,325)
Equity in net loss of joint ventures and impairment of joint venture interests(C)		(99,958)	$10,720		(89,238)

Loss from continuing operations					$(53,149)

Total real estate assets	$49,707	$9,059,859			$9,109,566

(A)	Includes impairment charges of $116.5 million, $12.7 million and $29.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(B)	Unallocated expenses consist of general and administrative expenses, interest income, interest expense, other income/expense, tax benefit/expense and depreciation and amortization as listed in the consolidated statements of operations.

(C)	Includes impairment charges of $0.2 million, $184.6 million and $107.0 million of joint venture investments for the years ended December 31, 2010, 2009 and 2008, respectively.

19.	Subsequent Events

In February 2011, the Company announced that Scott A. Wolstein would be stepping down as Executive Chairman of the Company’s Board of Directors. Mr. Wolstein’s separation from the Company as Executive Chairman will constitute a termination “without cause” in accordance with the terms of his Amended and Restated Employment Agreement with the Company, dated July 29, 2009.

In February 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil, completed an initial public offering of its common shares on the Sao Paulo Stock Exchange. The Company received a distribution of US$22.4 million from a portion of the net proceeds. As a result of the initial public offering, the Company’s ownership interest in Sonae Sierra Brasil was reduced from approximately 48% to approximately 34%.

In February 2011, the Company executed the extension option of its Term Loan with KeyBank, N.A. to extend the maturity date to February 2012.

In January 2011, the Company acquired its partner’s 50% interest in an unconsolidated joint venture that owns one shopping center at a purchase price of $20.3 million, which was partially funded through the assumption of $10.5 million aggregate principal amount of debt.

20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	First	Second	Third	Fourth		Total

2010
Revenues	$202,594	$198,715	$198,284	$203,476		$803,069
Net loss attributable to DDR	(24,247)	(86,575)	(14,310)	(84,226	)(A)	(209,358)
Net loss attributable to DDR common shareholders	(34,814)	(97,143)	(24,877)	(94,793	)(A)	(251,627)
Basic:
Net loss per common share attributable to DDR common shareholders	$(0.15)	$(0.39)	$(0.10)	$(0.37)		$(1.03)
Weighted average number of shares	227,133	248,533	249,139	253,872		244,712
Diluted:
Net loss per common share attributable to DDR common shareholders	$(0.15)	$(0.39)	$(0.10)	$(0.37)		$(1.03)
Weighted average number of shares	227,133	248,533	249,139	253,872		244,712
2009
Revenues	$203,946	$194,537	$195,301	$203,615		$797,399
Net income (loss) attributable to DDR	87,401	(226,585)	(137,846)	(79,563	)(A)	(356,593)
Net income (loss) attributable to DDR common shareholders	76,834	(237,152)	(148,413)	(90,131	)(A)	(398,862)
Basic:
Net income (loss) per common share attributable to DDR common shareholders	$0.59	$(1.64)	$(0.90)	$(0.46)		$(2.51)
Weighted average number of shares	128,485	144,227	165,073	196,399		158,816
Diluted:
Net income (loss) per common share attributable to DDR common shareholders	$0.59	$(1.64)	$(0.90)	$(0.46)		$(2.51)
Weighted average number of shares	129,684	144,227	165,073	196,399		158,816

(A)	Includes impairment charges of $29.1 million and $92.1 million for the three months ended December 31, 2010 and 2009, respectively, and an adjustment to the valuation allowance (Note 17) for the three months ended December 31, 2010.

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2010, 2009 and 2008
(in thousands)

	Balance at	Charged to
	Beginning of	(Income)			Balance at
	Year	Expense		Deductions	End of Year

Year ended December 31, 2010
Allowance for uncollectible accounts	$43,763	$13,588		$20,557	$36,794

Valuation allowance for deferred tax assets	$—	$58,322		$—	$58,322

Year ended December 31, 2009
Allowance for uncollectible accounts	$39,008	$21,218	(A)	$16,463	$43,763

Year ended December 31, 2008
Allowance for uncollectible accounts	$34,163	$24,343	(A)	$19,498	$39,008

Valuation allowance for deferred tax assets	$17,410	$(17,410)		$—	$—

(A)	Includes loan loss reserves of approximately $5.4 million and $5.4 million for the years ended December 31, 2009 and 2008, respectively. This amount excludes the impairment charge of $66.9 million on the Bloomfield Loan.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2010
(In thousands)

											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Brandon, FL	$0	$4,111	$0	$0	$6,333	$6,333	$5,060	$1,273	$0	S/L 30.0	1972(C)
Stow, OH	1,036	9,028	0	993	35,249	36,242	12,676	23,566	0	S/L 30.0	1969(C)
Westlake, OH	424	3,803	203	424	10,014	10,438	5,939	4,499	0	S/L30.0	1974(C)
E. Norrition, PA	80	4,698	233	70	8,779	8,849	6,501	2,348	0	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,195	5,332	2,110	3,222	0	S/L 31.5	1995(A)
Tarpon Springs, FL	248	7,382	81	244	12,214	12,458	9,421	3,037	0	S/L 30.0	1974(C)
Bayonet Pt., FL	2,113	8,181	128	1,806	11,453	13,259	7,827	5,432	0	S/L 30.0	1985(C)
McHenry, IL	963	3,949	0	10,936	43,888	54,824	4,542	50,282	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	26,743	98,728	125,471	10,517	114,954	0	S/L 31.5	2006(C)
San Antonio, TX (Village)	3,370	21,033	0	2,976	28,528	31,504	2,530	28,974	0	S/L 31.5	2007(C)
Starkville, MS	1,271	8,209	0	703	6,783	7,486	3,101	4,385	0	S/L 31.5	1994(A)
Gulfport, MS	8,795	36,370	0	0	51,123	51,123	13,437	37,686	25,872	S/L 31.5	2003(A)
Tupelo, MS	2,282	14,979	0	2,213	17,687	19,900	8,592	11,308	0	S/L 31.5	1994(A)
Jacksonville, FL	3,005	9,425	0	3,028	10,358	13,386	5,145	8,241	0	S/L 31.5	1995(A)
Long Beach, CA (Pike)	0	111,512	0	0	138,102	138,102	29,855	108,247	0	S/L 31.5	2005(C)
Brunswick, MA	3,836	15,459	0	3,796	19,782	23,578	8,203	15,375	0	S/L 30.0	1973(C)
Oceanside, CA	0	10,643	0	0	14,495	14,495	4,586	9,909	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,696	5,828	921	4,907	3,036	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,462	51,315	60,777	15,063	45,714	0	S/L 31.5	2001(C)
Pasadena, CA	47,215	101,475	2,053	47,360	106,773	154,133	17,830	136,303	79,100	S/L 31.5	2003(A)
Salisbury, MD	2,070	12,495	278	2,071	13,022	15,093	4,069	11,024	9,182	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	10,448	10,923	5,546	5,377	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,836	11,026	1,795	9,231	0	S/L 31.5	2003(A)
Freehold, NJ	2,460	2,475	0	3,166	3,267	6,433	196	6,237	0	S/L 31.5	1994(A)
Opelika, AL	3,183	11,666	0	1,843	7,221	9,064	5,098	3,966	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	3,218	4,006	809	3,197	0	S/L 31.5	2003(A)
Gulf Breeze, FL	2,485	2,214	0	2,485	2,379	4,864	619	4,245	0	S/L 31.5	2003(A)
Apex, NC (South)	9,576	43,619	0	10,521	53,578	64,099	6,916	57,183	0	S/L 31.5	2006(C)
Ocala, FL	1,916	3,893	0	1,916	5,991	7,907	1,339	6,568	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	7,145	9,026	1,510	7,516	0	S/L 31.5	2003(A)
Chamblee, GA	5,862	5,971	0	5,582	6,388	11,970	1,833	10,137	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	14,255	23,653	0	14,249	24,593	38,842	6,343	32,499	0	S/L 31.5	2003(A)
Douglasville, GA	3,856	9,625	0	3,540	9,680	13,220	2,513	10,707	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Athens, GA	1,649	2,084	0	1,477	2,179	3,656	584	3,072	0	S/L 31.5	2003(A)
Griffin, GA	138	2,638	0	138	2,693	2,831	693	2,138	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	9,872	14,092	2,257	11,835	0	S/L 31.5	2003(A)
Newnan, GA	2,632	11,063	0	2,620	11,542	14,162	2,968	11,194	0	S/L 31.5	2003(A)
Warner Robins, GA	5,977	7,459	0	5,729	7,630	13,359	2,064	11,295	7,153	S/L 31.5	2003(A)
Woodstock, GA	2,022	8,440	0	1,486	2,580	4,066	1,748	2,318	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	14,426	22,950	3,268	19,682	10,450	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	10,093	13,572	6,817	6,755	0	S/L 31.5	2003(A)
Denver, CO	20,733	22,818	0	20,804	24,273	45,077	6,357	38,720	25,095	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	16,290	18,135	4,467	13,668	10,476	S/L 31.5	2003(A)
Hendersonville, TN	3,743	9,268	0	3,249	9,068	12,317	2,349	9,968	6,658	S/L 31.5	2003(A)
Johnson City, TN	124	521	0	0	2,121	2,121	390	1,731	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	6,927	17,707	1,828	15,879	7,863	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	3,109	3,697	375	3,322	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,800	9,327	1,125	8,202	0	S/L 31.5	2003(A)
Richmond, KY	1,870	5,661	0	1,870	8,460	10,330	2,365	7,965	0	S/L 31.5	2003(A)
Allentown, PA	5,882	20,060	0	5,882	22,804	28,686	5,457	23,229	14,201	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	8,118	10,945	1,989	8,956	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,869	42,348	7,543	34,805	0	S/L 31.5	2003(A)
West Allis, WI	2,452	10,982	0	2,452	11,542	13,994	2,912	11,082	0	S/L 31.5	2003(A)
Chesterfield, MI	566	2,324	0	382	3,900	4,282	371	3,911	0	S/L 31.5	2006(A)
Ft. Collins, CO	2,767	2,054	0	1,129	4,513	5,642	1,068	4,574	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,703	3,920	700	3,220	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,774	84,577	96,351	17,189	79,162	43,628	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,662	13,463	2,543	10,920	7,001	S/L 31.5	2003(A)
Erie, PA (Peach)	10,880	19,201	0	6,373	46,363	52,736	19,950	32,786	23,709	S/L 31.5	1995(C)
Erie, PA (Hills)	0	2,564	13	723	3,842	4,565	3,250	1,315	0	S/L 30.0	1973(C)
Bedford, IN	706	8,425	6	1,067	10,690	11,757	5,480	6,277	0	S/L 31.5	1993(A)
San Francisco, CA	15,332	35,803	0	10,464	25,228	35,692	5,097	30,595	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	2,115	3,421	4,515	S/L 30.0	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	19,457	38,158	2,941	35,217	18,516	S/L 30.0	1999(A)
Martinsville, VA	3,163	28,819	0	3,163	29,649	32,812	18,315	14,497	18,469	S/L 30.0	1989(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Macedonia, OH (Phase II)	4,392	10,885	0	2,315	7,014	9,329	2,629	6,700	0	S/L 31.5	1998(C)
Huber Hts, OH	757	14,469	0	757	25,273	26,030	10,133	15,897	0	S/L 31.5	1993(A)
Xenia, OH	948	3,938	0	673	6,040	6,713	3,008	3,705	0	S/L 31.5	1994(A)
Boardman, OH	9,025	27,983	0	8,152	28,300	36,452	12,007	24,445	22,067	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,690	27,910	8,126	19,784	0	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	13,892	16,291	7,824	8,467	0	S/L 31.5	1993(A)
St. Louis, MO (Sunset)	12,791	38,404	0	13,403	44,803	58,206	18,702	39,504	29,423	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,370	42,388	13,021	29,367	21,256	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	14,035	18,254	5,670	12,584	7,648	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	10,223	12,998	4,549	8,449	0	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	2,048	0	0	2,468	2,468	868	1,600	0	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	7,810	13,213	1,743	11,470	0	S/L 31.5	2004(C)
Aurora, OH	832	7,560	0	1,592	13,588	15,180	5,427	9,753	0	S/L 31.5	1995(C)
Nampa, ID	1,395	8,563	0	6,421	63,861	70,282	2,416	67,866	0	S/L 31.5	2007(A)
Idaho Falls, ID	1,302	5,703	0	1,418	6,453	7,871	3,007	4,864	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	15,844	17,633	7,549	10,084	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,356	7,786	5,346	2,440	0	S/L 30.0	1983(A)
Simpsonville, SC	431	6,563	0	417	6,811	7,228	3,735	3,493	0	S/L 31.5	1994(A)
Cambden, SC	627	7,519	7	1,021	10,638	11,659	5,514	6,145	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	0	1,081	16,872	17,953	9,288	8,665	11,516	S/L 31.5	1993(A)
Orangeburg, SC	318	1,693	0	318	3,534	3,852	1,527	2,325	0	S/L 31.5	1995(A)
Mt. Pleasant, SC	2,584	10,470	0	2,430	19,640	22,070	7,692	14,378	12,606	S/L 31.5	1995(A)
Sault St. Marie, MI	1,826	13,710	0	1,826	15,497	17,323	7,809	9,514	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	4,135	4,262	2,270	1,992	0	S/L 31.5	1993(A)
Walker, MI (Grand Rapids)	1,926	8,039	0	1,926	8,989	10,915	4,216	6,699	0	S/L 31.5	1995(A)
Houghton, MI	440	7,301	1,821	535	12,831	13,366	10,926	2,440	0	S/L 30.0	1980(C)
Bad Axe, MI	184	3,647	0	184	4,585	4,769	2,341	2,428	0	S/L 31.5	1993(A)
Gaylord, MI	270	8,728	0	251	11,263	11,514	5,729	5,785	0	S/L 31.5	1993(A)
Howell, MI	332	11,938	0	332	15,846	16,178	7,773	8,405	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	1,142	14,626	15,768	7,058	8,710	0	S/L 31.5	1993(A)
Elyria, OH	352	5,693	0	352	8,471	8,823	5,236	3,587	0	S/L 30.0	1977(C)
Meridian, ID	24,591	31,779	0	24,841	60,983	85,824	14,892	70,932	37,200	S/L 31.5	2001(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Midvale, UT (Fort Union I, II, III, Wingers)	25,662	56,759	0	28,393	80,500	108,893	25,209	83,684	0	S/L 31.5	1998(A)
Taylorsville, UT (North)	24,327	53,686	0	31,368	76,963	108,331	27,807	80,524	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,262	18,690	5,345	13,345	0	S/L 31.5	1998(A)
Riverdale, UT (North)	15,845	36,479	0	15,845	43,362	59,207	17,282	41,925	0	S/L 31.5	1998(A)
Bemidji, MN	442	8,229	500	436	11,676	12,112	8,934	3,178	0	S/L 30.0	1977(C)
Salt Lake City, UT (Hermes Bl)	2,801	5,997	0	2,801	7,190	9,991	2,933	7,058	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	3,620	8,352	11,972	3,429	8,543	0	S/L 31.5	1998(A)
Birmingham, AL Eastwood)	3,726	13,974	0	3,726	17,693	21,419	11,086	10,333	0	S/L 31.5	1994(A)
Birmingham, AL (Brook Highland)	10,573	26,002	0	11,434	52,016	63,450	20,392	43,058	25,923	S/L 31.5	1995(A)
West Seneca, NY	2,929	12,926	0	2,929	13,008	15,937	2,800	13,137	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,878	21,291	0	5,823	22,355	28,178	5,040	23,138	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	23,226	29,099	5,073	24,026	0	S/L 31.5	2004(A)
Ithaca, NY (Tops)	9,198	42,969	0	9,198	43,324	52,522	9,215	43,307	13,242	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,816	20,119	3,879	16,240	0	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,703	21,774	3,826	17,948	0	S/L 31.5	2004(A)
West Seneca, NY	2,576	2,590	0	2,576	3,530	6,106	820	5,286	0	S/L 31.5	2004(A)
Orland Park, IL	10,430	13,081	0	10,430	13,061	23,491	2,829	20,662	7,051	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	7,808	10,869	1,725	9,144	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,663	26,815	4,835	21,980	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	9,828	22,858	0	4,643	11,537	16,180	5,020	11,160	10,781	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	4,180	747	0	4,288	1,877	6,165	339	5,826	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,834	31,534	40,368	7,101	33,267	0	S/L 31.5	2004(A)
N. Charleston, SC (N Charl Ctr)	5,146	5,990	0	5,146	9,300	14,446	1,987	12,459	9,524	S/L 31.5	2004(A)
Jacksonville, FL (Arlington Road)	4,672	5,085	0	1,672	2,536	4,208	2,137	2,071	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	53,895	68,026	11,502	56,524	5,866	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I, II, III, IV)	22,229	52,579	0	22,279	57,200	79,479	14,398	65,081	0	S/L 31.5	2004(A)
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	1,071	8,044	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	113,042	162,075	24,109	137,966	38,127	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	0	5,021	8,706	13,727	2,038	11,689	0	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,923	8,824	1,080	7,744	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,255	25,265	4,214	21,051	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,500	8,612	985	7,627	0	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Lockport, NY	9,253	23,829	0	9,253	24,123	33,376	5,249	28,127	7,818	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	3,568	29,001	0	3,620	29,642	33,262	6,275	26,987	10,755	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	27,072	42,543	6,476	36,067	3,341	S/L 31.5	2004(A)
Walker, MI (Alpine Ave.)	1,454	9,284	0	1,454	14,009	15,463	3,504	11,959	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	881	4,396	0	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,748	15,027	2,991	12,036	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	60,689	96,913	13,301	83,612	8,352	S/L 31.5	2004(A)
Gates, NY (Walmart)	9,369	40,672	0	9,369	42,122	51,491	9,265	42,226	23,001	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,565	5,078	0	4,565	9,411	13,976	1,821	12,155	2,857	S/L 31.5	2004(A)
Englewood, FL	2,172	2,983	0	2,172	3,196	5,368	635	4,733	806	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	15,134	17,661	3,401	14,260	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	0	14,369	45,075	59,444	9,110	50,334	19,125	S/L 31.5	2004(A)
Indian Trail, NC	3,172	7,075	0	3,172	7,338	10,510	1,649	8,861	6,407	S/L 31.5	2004(A)
Dewitt, NY	1,140	6,756	0	881	5,686	6,567	1,215	5,352	0	S/L 31.5	2004(A)
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	1,774	8,478	0	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	0	4,777	28,459	33,236	1,570	31,666	0	S/L 31.5	2007(A)
Ashtabula, OH	1,444	9,912	0	1,444	10,058	11,502	2,132	9,370	6,310	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	52,187	72,484	11,716	60,768	17,539	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,765	9,139	1,459	7,680	6,064	S/L 31.5	2004(A)
Wilmington, NC	4,785	16,852	1,183	4,287	33,583	37,870	17,327	20,543	24,500	S/L 31.5	1989(C)
Brainerd, MN	703	9,104	272	1,182	16,437	17,619	8,535	9,084	0	S/L 31.5	1991(A)
Spring Hill, FL	1,084	4,816	266	2,096	11,395	13,491	5,958	7,533	3,994	S/L 30.0	1988(C)
Tiffin, OH	432	5,908	435	432	7,241	7,673	5,761	1,912	0	S/L 30.0	1980(C)
Broomfield, CO (FlatIron)	23,681	31,809	0	13,707	43,201	56,908	9,971	46,937	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	7,833	35,550	0	8,082	57,129	65,211	21,703	43,508	31,879	S/L 31.5	1997(C)
New Bern, NC	780	8,204	72	441	6,557	6,998	3,096	3,902	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,759	155,995	288,754	29,566	259,188	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,601	77,914	106,515	14,918	91,597	57,500	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	81,505	97,891	15,540	82,351	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	42,557	50,732	8,204	42,528	23,174	S/L 31.5	2005(A)
San German, PR (Camino Real)	3,215	24	0	3,215	41	3,256	21	3,235	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	19,214	25,584	0	18,629	26,276	44,905	5,149	39,756	21,941	S/L 31.5	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Bayamon, PR (Rio Hondo)	91,645	98,007	0	91,898	105,138	197,036	19,294	177,742	109,500	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,338	29,380	39,718	4,862	34,856	0	S/L 31.5	2005(A)
Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	12,258	16,552	2,407	14,145	0	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	7,965	29,898	0	8,094	30,989	39,083	6,027	33,056	0	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	115,006	216,225	21,342	194,883	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,764	25,840	3,645	22,195	0	S/L 31.5	2005(A)
Guyama, PR (Plaza Walmart)	1,960	18,721	0	1,960	18,934	20,894	3,661	17,233	12,328	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,554	45,930	7,959	37,971	26,380	S/L 31.5	2005(A)
San German, PR (Del Oeste)	6,470	20,751	0	6,470	21,155	27,625	4,121	23,504	0	S/L 31.5	2005(A)
Princeton, NJ	7,121	29,783	0	7,121	37,057	44,178	13,917	30,261	0	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	6,327	44,466	0	7,343	55,748	63,091	16,323	46,768	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,342	41,694	10,561	31,133	30,000	S/L 31.5	2000(C)
Russellville, AR	624	13,391	0	624	15,738	16,362	7,375	8,987	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	19,725	20,632	8,268	12,364	0	S/L 31.5	1994(A)
Ottumwa, IA	338	8,564	103	317	15,560	15,877	8,020	7,857	0	S/L 31.5	1990(C)
Washington, NC	991	3,118	34	878	6,131	7,009	2,642	4,367	0	S/L 31.5	1990(C)
Leawood, KS	13,002	69,086	0	11,297	81,539	92,836	20,356	72,480	53,266	S/L 31.5	1998(A)
Littleton, CO	12,249	50,709	0	12,621	54,268	66,889	14,775	52,114	42,200	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	14,019	16,229	8,868	7,361	0	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,537	38,844	42,381	10,443	31,938	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	10,129	11,348	5,609	5,739	0	S/L 31.5	1986(C)
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,821	15,430	4,787	10,643	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	654	1,459	0	S/L 31.5	1998(A)
Barboursville, WV	431	1,417	2	0	1,959	1,959	773	1,186	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,087	44,494	0	12,243	52,176	64,419	19,632	44,787	0	S/L 31.5	1998(A)
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	12,929	15,916	9,943	5,973	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	5,040	8,874	1,545	7,329	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,784	2,038	550	1,488	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	25,510	32,986	8,535	24,451	0	S/L 31.5	2001(A)
San Antonio, TX (Center)	1,232	7,881	0	1,014	7,278	8,292	766	7,526	0	S/L 31.5	2007(C)
San Antonio, TX (Lifestyle)	1,613	10,791	0	6,168	67,809	73,977	4,655	69,322	0	S/L 31.5	2007(C)
McHenry, IL	332	1,302	0	2,246	8,448	10,694	600	10,094	0	S/L 31.5	2006(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

San Antonio, TX (Terrell)	4,980	11,880	0	4,757	11,732	16,489	1,123	15,366	0	S/L 31.5	2007(A)
Kyle, TX (Kyle Crossing)	2,548	7,349	0	3,436	10,943	14,379	224	14,155	24,396	S/L 40.0	2009(C)
Brandon, FL	4,775	13,117	0	4,775	14,045	18,820	451	18,369	0	S/L 40.0	2009(A)
Atlanta, GA	14,078	42,130	0	14,078	40,902	54,980	1,304	53,676	27,374	S/L 40.0	2009(A)
Marietta, GA	9,745	27,737	0	9,745	28,456	38,201	931	37,270	19,201	S/L 40.0	2009(A)
Macon, GA	2,940	5,192	0	2,940	5,482	8,422	687	7,735	0	S/L 31.5	2007(A)
Snellville, GA (Commons)	10,185	51,815	0	10,318	52,607	62,925	6,557	56,368	0	S/L 31.5	2007(A)
Union, NJ	7,659	15,689	0	7,650	19,366	27,016	2,080	24,936	0	S/L 31.5	2007(A)
Spartanburg, SC (Northpoint)	1,015	8,992	0	1,015	4,470	5,485	938	4,547	0	S/L 31.5	2007(A)
Taylors, SC (Hampton)	1,732	4,506	0	1,732	4,506	6,238	567	5,671	0	S/L 31.5	2007(A)
Dothan, AL (Shops)	2,065	20,972	0	2,065	21,095	23,160	2,617	20,543	0	S/L 31.5	2007(A)
Bradenton, FL (Cortez)	10,766	31,203	0	10,766	33,524	44,290	4,337	39,953	11,139	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	0	5,579	16,279	21,858	2,142	19,716	7,508	S/L 31.5	2007(A)
New Tampa, FL	1,707	3,338	0	1,707	3,345	5,052	435	4,617	0	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	0	2,108	8,297	10,405	1,301	9,104	0	S/L 31.5	2007(A)
Kennesaw, GA (Town)	6,175	9,028	0	6,175	9,033	15,208	1,113	14,095	0	S/L 31.5	2007(A)
Lawrenceville, GA (Springfield)	3,049	10,890	0	3,049	11,050	14,099	1,360	12,739	0	S/L 31.5	2007(A)
Roswell, GA (Village)	6,566	15,005	0	6,566	15,208	21,774	1,923	19,851	0	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	0	2,440	10,727	13,167	1,523	11,644	0	S/L 31.5	2007(A)
Greensboro, NC (Golden)	5,012	11,162	0	5,012	11,165	16,177	1,418	14,759	0	S/L 31.5	2007(A)
Greensboro, NC (Wendover)	3,153	9,455	0	3,153	9,545	12,698	1,206	11,492	5,048	S/L 31.5	2007(A)
East Hanover, NJ (Plaza)	3,847	23,798	0	3,847	23,998	27,845	3,014	24,831	0	S/L 31.5	2007(A)
East Hanover, NJ (Sony)	6,861	11,165	0	6,861	11,668	18,529	1,437	17,092	0	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	0	1,631	8,402	10,033	1,056	8,977	0	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	0	3,804	16,809	20,613	2,111	18,502	0	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	0	1,795	9,972	11,767	1,240	10,527	4,540	S/L 31.5	2007(A)
Newport News, VA (Denbigh)	10,064	21,272	0	10,064	21,551	31,615	2,793	28,822	0	S/L 31.5	2007(A)
Richmond, VA (Downtown)	12,002	34,736	0	11,879	35,242	47,121	4,384	42,737	13,190	S/L 31.5	2007(A)
Springfield, VA (Loisdale)	12,627	30,572	0	12,627	31,521	44,148	3,798	40,350	11,668	S/L 31.5	2007(A)
Springfield, VA (Spring Mall)	4,389	9,466	0	4,389	10,145	14,534	1,366	13,168	0	S/L 31.5	2007(A)
Sterling, VA	8,426	18,651	0	8,426	18,666	27,092	2,318	24,774	0	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	0	6,090	11,749	17,839	1,466	16,373	7,660	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Ocala, FL	2,877	9,407	0	2,877	9,427	12,304	1,185	11,119	0	S/L 31.5	2007(A)
Brandon, FL	3,571	12,190	0	3,282	12,223	15,505	1,500	14,005	0	S/L 31.5	2007(A)
Atlanta, GA (Abernathy)	11,634	31,341	0	11,120	31,207	42,327	3,858	38,469	12,733	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	0	3,007	8,498	11,505	1,054	10,451	0	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	0	5,739	14,341	20,080	1,822	18,258	0	S/L 31.5	2007(A)
Ashville, NC (Oakley)	2,651	8,908	0	2,651	8,943	11,594	1,250	10,344	0	S/L 31.5	2007(A)
Cary, NC (Mill Pond)	6,913	17,301	0	3,533	8,923	12,456	2,012	10,444	0	S/L 31.5	2007(A)
Charlotte, NC (Camfield)	2,842	9,807	0	2,842	9,845	12,687	1,247	11,440	0	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	0	4,382	17,902	22,284	2,373	19,911	0	S/L 31.5	2007(A)
Greensboro, NC (Capital)	3,070	13,386	0	1,682	7,571	9,253	1,325	7,928	0	S/L 31.5	2007(A)
Raleigh, NC (Capital)	2,728	10,665	0	2,728	10,816	13,544	1,344	12,200	0	S/L 31.5	2007(A)
Raleigh, NC (Wakefield)	3,345	11,482	0	3,345	11,583	14,928	1,459	13,469	0	S/L 31.5	2007(A)
Wilmington, NC (Oleander)	2,270	4,812	0	1,170	2,765	3,935	684	3,251	0	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	0	1,598	8,296	9,894	1,095	8,799	0	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	0	4,645	10,343	14,988	1,405	13,583	0	S/L 31.5	2007(A)
Greenwood, SC	607	4,094	0	607	4,094	4,701	525	4,176	0	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	0	7,714	30,702	38,416	3,783	34,633	0	S/L 31.5	2007(A)
Dothan, AL	1,293	6,005	0	1,293	5,931	7,224	723	6,501	0	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,739	0	1,380	4,682	6,062	571	5,491	0	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	0	9,593	17,688	27,281	2,246	25,035	0	S/L 31.5	2007(A)
Plantation, FL (Vision)	1,032	580	0	1,032	580	1,612	73	1,539	0	S/L 31.5	2007(A)
Vero Beach, FL	2,653	4,667	0	2,653	4,609	7,262	562	6,700	0	S/L 31.5	2007(A)
Duluth, GA (Sofa)	815	2,692	0	815	2,789	3,604	366	3,238	0	S/L 31.5	2007(A)
Lawrenceville, GA (Eckerd)	1,457	1,057	0	1,457	1,057	2,514	134	2,380	0	S/L 31.5	2007(A)
Marietta, GA (Eckerd)	1,622	1,050	0	1,622	1,050	2,672	133	2,539	0	S/L 31.5	2007(A)
Rome, GA	1,523	4,065	0	1,523	4,007	5,530	488	5,042	0	S/L 31.5	2007(A)
Snellville, GA (Eckerd)	1,303	1,494	0	1,303	1,494	2,797	187	2,610	0	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	0	431	3,774	4,205	491	3,714	0	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	0	5,395	10,938	16,333	1,370	14,963	5,682	S/L 31.5	2007(A)
Dearborn Heights, MI	2,463	2,946	0	2,463	2,946	5,409	371	5,038	3,550	S/L 31.5	2007(A)
Livonia, MI	1,411	2,727	0	1,411	2,727	4,138	345	3,793	2,477	S/L 31.5	2007(A)
Port Huron, MI	1,662	3,270	0	1,662	3,270	4,932	412	4,520	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Westland, MI	1,400	2,531	0	1,400	2,531	3,931	323	3,608	2,625	S/L 31.5	2007(A)
Cary, NC	2,264	4,581	0	2,264	5,664	7,928	692	7,236	0	S/L 31.5	2007(A)
Concord, NC (Eckerd)	885	2,119	0	885	2,119	3,004	267	2,737	0	S/L 31.5	2007(A)
Winston-Salem, NC (Walmart)	7,156	15,010	0	7,156	15,010	22,166	1,943	20,223	7,549	S/L 31.5	2007(A)
Buffalo, NY (Eckerd)	1,229	2,428	0	1,229	2,428	3,657	305	3,352	0	S/L 31.5	2007(A)
Cheektowaga, NY (Eckerd)	1,740	2,417	0	1,740	2,417	4,157	302	3,855	0	S/L 31.5	2007(A)
Dunkirk, NY	0	1,487	0	0	1,487	1,487	189	1,298	0	S/L 31.5	2007(A)
Alliance, OH	812	16,244	0	812	16,244	17,056	2,092	14,964	7,559	S/L 31.5	2007(A)
Cincinnati, OH (Kroger)	2,805	5,028	0	2,805	5,028	7,833	633	7,200	2,739	S/L 31.5	2007(A)
Oklahoma City, OK	395	1,697	0	395	1,697	2,092	211	1,881	0	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	0	863	2,225	3,088	279	2,809	0	S/L 31.5	2007(A)
Connelsville, PA	1,356	2,524	0	1,356	2,524	3,880	315	3,565	0	S/L 31.5	2007(A)
Harborcreek, PA	1,062	2,124	0	1,062	2,124	3,186	266	2,920	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	958	2,223	0	958	2,223	3,181	277	2,904	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	1,525	2,416	0	1,525	2,416	3,941	302	3,639	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	0	1,486	0	0	1,486	1,486	189	1,297	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,578	2,721	0	1,578	2,721	4,299	339	3,960	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,641	2,015	0	1,641	2,015	3,656	252	3,404	0	S/L 31.5	2007(A)
Penn, PA	852	2,418	0	852	2,418	3,270	303	2,967	0	S/L 31.5	2007(A)
Monroeville, PA (Eckerd)	1,431	2,024	0	1,431	2,024	3,455	255	3,200	0	S/L 31.5	2007(A)
New Castle, PA	1,331	2,016	0	1,331	2,016	3,347	253	3,094	0	S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	0	1,771	2,523	4,294	315	3,979	0	S/L 31.5	2007(A)
Plum Borough, PA	1,671	2,424	0	1,671	2,424	4,095	303	3,792	0	S/L 31.5	2007(A)
Gaffney, SC	1,189	2,363	0	1,189	2,363	3,552	300	3,252	0	S/L 31.5	2007(A)
Greenville, SC (Eckerd)	1,452	1,909	0	1,452	1,909	3,361	240	3,121	0	S/L 31.5	2007(A)
Greenville, SC (Walmart)	5,659	14,411	0	5,659	14,411	20,070	1,871	18,199	7,165	S/L 31.5	2007(A)
Mt. Pleasant, SC (Bi-Lo)	2,420	7,979	0	2,420	7,979	10,399	1,028	9,371	0	S/L 31.5	2007(A)
Piedmont, SC	589	1,687	0	589	1,687	2,276	214	2,062	0	S/L 31.5	2007(A)
Spartanburg, SC (Blackstock)	1,223	2,128	0	1,223	2,128	3,351	269	3,082	0	S/L 31.5	2007(A)
Spartanburg, SC (Eckerd)	1,255	2,226	0	1,255	2,226	3,481	280	3,201	0	S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	0	1,145	2,353	3,498	299	3,199	0	S/L 31.5	2007(A)
Ft. Worth, TX (CVS)	860	1,913	0	860	1,913	2,773	239	2,534	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2010
(In thousands)											Date of
	Initial Cost			Total Cost(B)							Construction
		Buildings			Buildings			Total Cost, Net of		Depreciable	(C)
		&			&		Accumulated	Accumulated		Lives	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(1)	(A)

Garland, TX	1,567	73	0	750	73	823	73	750	0	S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	0	2,892	3,226	6,118	428	5,690	0	S/L 31.5	2007(A)
Houston, TX	4,380	8,729	0	4,380	8,775	13,155	1,135	12,020	0	S/L 31.5	2007(A)
Richardson, TX (CVS)	1,045	1,594	0	1,045	1,594	2,639	200	2,439	0	S/L 31.5	2007(A)
Olympia, WA	2,946	3,094	0	2,946	3,050	5,996	372	5,624	0	S/L 31.5	2007(A)
Weirton, WV	694	2,109	0	694	2,109	2,803	265	2,538	0	S/L 31.5	2007(A)
Lakeland, FL (Highlands)	2,800	3,148	0	2,800	3,682	6,482	828	5,654	0	S/L 31.5	2007(A)
Plantation, FL (Fountains)	20,697	36,751	0	20,691	66,305	86,996	6,902	80,094	0	S/L 31.5	2007(A)
Evansville, IN (East)	8,964	18,764	0	8,964	18,895	27,859	2,459	25,400	0	S/L 31.5	2007(A)
Portfolio Balance (DDR) – unencumbered	444,990	381,545	0	444,990	381,545	826,535	6,569	819,966	0	S/L 31.5
Portfolio Balance (DDR) – encumbered	25,446	141,491	0	25,446	141,491	166,937	43,347	123,590	50,051	S/L 31.5

	$2,257,707	$5,194,190	$10,833	$2,270,107(2)	$6,141,132(3)	$8,411,239	$1,452,112	$6,959,127	$1,350,045(4)

(1)	S/L refers to straight-line depreciation.
(2)	Includes $432.7 million of land under development at December 31, 2010.
(3)	Includes $310.5 million of construction in progress at December 31, 2010.
(4)	Does not include tax-exempt certificates aggregating $28.5 million.

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $8.6 billion at December 31, 2010.

The changes in Total Real Estate Assets, excluding real estate held for sale, for the three years ended December 31, 2010 are as follows:

	2010	2009	2008

Balance, beginning of year	$8,812,484	$9,109,566	$8,979,953
Acquisitions and transfers from joint ventures	—	130,567	10,994
Developments, improvements and expansions	174,315	224,850	215,045
Changes in land under development and construction in progress	(2,409)	(23,614)	216,475
Real estate held for sale	—	(11,235)	—
Adjustment of property carrying values	(171,900)	(154,718)	(79,864)
Sales, transfers to joint ventures and retirements	(401,251)	(462,932)	(233,037)

Balance, end of year	$8,411,239	$8,812,484	$9,109,566

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, for the three years ended December 31, 2010 are as follows:

	2010	2009	2008

Balance, beginning of year	$1,332,534	$1,208,903	$1,024,048
Depreciation for year	227,304	233,967	246,374
Real estate held for sale	—	(782)	—
Sales and retirements	(107,726)	(109,554)	(61,519)

Balance, end of year	$1,452,112	$1,332,534	$1,208,903

Schedule IV — Mortgage Loans on Real Estate
December 31, 2010
(Dollars amounts in thousands)

								Principal
								Amount of
								Loans
								subject to
			Final	Periodic				delinquent
			Maturity	Payment	Prior	Face Amount of	Carrying Amount of	principal
Description	Interest Rate		Date	Terms	Liens	Mortgages	Mortgages(1)	or interest

MEZZANINE LOANS MULTI-FAMILY
Borrower A	LIBOR+6.0	%, Floor 11%	Mar-11	Interest Monthly, principal at maturity	—	$5,868	$5,868	$—
Borrower B	LIBOR+6.5	%, Floor 11.5%	Apr-11	Interest Monthly, principal at maturity	—	6,330	6,330	—
Borrower C	LIBOR+6.0	%, Floor 11%	Jun-11	Interest Monthly, principal at maturity	—	11,506	11,506	1,306	(2)
RETAIL
Borrower D	LIBOR+8.0	%, Floor 12%	Sep-11	Interest Monthly, principal at maturity	—	10,806	—	10,806
Borrower E	5.73%		Sep-17	Interest only thru 08/30/2011, Interest and principal effective 09/01/2011	—	33,000	26,850	—
Borrower F	10.00%		Oct-17	Interest Monthly, principal at maturity	—	31,700	31,700	—
MIXED USE
Borrower G	LIBOR+7.0	%, Floor 11%	Dec-11	Interest Monthly, principal at maturity	—	12,600	12,600	—
Borrower H	LIBOR+10.0	%, Floor 14%	Sep-11	Interest Monthly, principal at maturity	—	8,851	8,851	—

						$120,661	$103,705	$12,112
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
Borrower I	LIBOR+7.0	%, Floor 12%	on demand (loan in default)	Interest Monthly, principal at maturity	—	66,846	—	66,846

						$187,507	$103,705	$78,958

(1)	Carrying amount includes all applicable accrued interest and accretion of discount to date.

(2)	Amount represents delinquent interest only.

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Balance at beginning of period	$58,719	$115,419
Additions during period:
New mortgage loans	58,300	6,197
Interest	5,424	9,355
Accretion of discount	250	—
Deductions during period:
Provision for loan loss reserve	—	(72,252)
Collections of principal	—	—
Foreclosures	(18,988)	—

Balance at close of period	$103,705	$58,719

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz, President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2011.

/s/ Scott A. Wolstein Scott A. Wolstein	Executive Chairman of the Board of Directors

/s/ Daniel B. Hurwitz Daniel B. Hurwitz	President and Chief Executive Officer

/s/ David J. Oakes David J. Oakes	Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Christa A. Vesy Christa A. Vesy	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Terrance R. Ahern Terrance R. Ahern	Director

/s/ James C. Boland James C. Boland	Director

/s/ Thomas Finne Thomas Finne	Director

/s/ Robert H. Gidel Robert H. Gidel	Director

/s/ Volker Kraft Volker Kraft	Director

/s/ Victor B. MacFarlane Victor B. MacFarlane	Director

/s/ Craig Macnab Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Sholem Barry A. Sholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director