Form 10-Q
period 2011-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2011-05-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 29, 2011, the registrant had 276,623,299 outstanding common shares, $0.10 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.	2

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2011 and 2010.	3

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2011 and 2010.	4

Notes to Condensed Consolidated Financial Statements.	5
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Land	$1,865,716	$1,837,403
Buildings	5,551,683	5,491,489
Fixtures and tenant improvements	356,104	339,129

	7,773,503	7,668,021
Less: Accumulated depreciation	(1,500,524)	(1,452,112)

	6,272,979	6,215,909
Land held for development and construction in progress	714,972	743,218
Real estate held for sale, net	6,427	—

Total real estate assets, net	6,994,378	6,959,127
Investments in and advances to joint ventures	402,875	417,223
Cash and cash equivalents	21,025	19,416
Restricted cash	4,148	4,285
Notes receivable, net	121,335	120,330
Other assets, net	237,769	247,709

	$7,781,530	$7,768,090

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,345,533	$2,043,582
Revolving credit facilities	42,681	279,865

	2,388,214	2,323,447
Secured indebtedness:
Term loan	550,000	600,000
Mortgage and other secured indebtedness	1,331,795	1,378,553

	1,881,795	1,978,553

Total indebtedness	4,270,009	4,302,000
Accounts payable and accrued expenses	119,775	127,715
Dividends payable	18,409	12,092
Equity derivative liability — affiliate	—	96,237
Other liabilities	85,688	95,359

Total liabilities	4,493,881	4,633,403

Commitments and contingencies (Note 8)
Developers Diversified Realty Corporation Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 267,133,800 and 256,267,750 shares issued at March 31, 2011 and December 31, 2010, respectively	26,714	25,627
Paid-in capital	4,004,030	3,868,990
Accumulated distributions in excess of net income	(1,365,039)	(1,378,341)
Deferred compensation obligation	12,571	14,318
Accumulated other comprehensive income	27,707	25,646
Less: Common shares in treasury at cost: 612,927 and 712,310 shares at March 31, 2011 and December 31, 2010, respectively	(12,320)	(14,638)

Total DDR shareholders’ equity	3,248,663	3,096,602
Non-controlling interests	38,986	38,085

Total equity	3,287,649	3,134,687

	$7,781,530	$7,768,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues from operations:
Minimum rents	$134,291	$133,746
Percentage and overage rents	2,038	2,041
Recoveries from tenants	46,614	46,370
Fee and other income	20,041	19,974

	202,984	202,131

Rental operation expenses:
Operating and maintenance	38,104	34,385
Real estate taxes	26,841	27,400
Impairment charges	3,856	817
General and administrative	29,378	23,275
Depreciation and amortization	56,042	55,177

	154,221	141,054

Other income (expense):
Interest income	2,796	1,333
Interest expense	(60,243)	(56,096)
Gain on debt retirement, net	—	1,091
Gain (loss) on equity derivative instruments	21,926	(24,868)
Other income (expense), net	1,341	(3,059)

	(34,180)	(81,599)

Income (loss) before earnings from equity method investments and other items	14,583	(20,522)
Equity in net income of joint ventures	1,974	1,647
Impairment of joint venture investments	(35)	—
Gain on change in control of interests	21,729	—

Income (loss) before tax expense of taxable REIT subsidiaries and state franchise and income taxes	38,251	(18,875)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(326)	(1,002)

Income (loss) from continuing operations	37,925	(19,877)
Loss from discontinued operations	(1,685)	(6,033)

Income (loss) before loss on disposition of real estate	36,240	(25,910)
Loss on disposition of real estate, net of tax	(861)	(675)

Net income (loss)	$35,379	$(26,585)

Non-controlling interests	(67)	2,338

Net income (loss) attributable to DDR	$35,312	$(24,247)

Preferred dividends	(10,567)	(10,567)

Net income (loss) attributable to DDR common shareholders	$24,745	$(34,814)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.10	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.01)

Net income (loss) attributable to DDR common shareholders	$0.10	$(0.15)

Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.02	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.01)

Net income (loss) attributable to DDR common shareholders	$0.01	$(0.15)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2011	2010
Net cash flow provided by operating activities:	$60,373	$44,304

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(43,062)	(37,599)
Equity contributions to joint ventures	(832)	(729)
Repayments of (advances to) joint venture advances, net	22,516	(82)
Distributions of proceeds from sale and refinancing of joint venture interests	1,656	—
Return on investments in joint ventures	2,072	8,129
Issuance of notes receivable, net	(373)	(2,352)
Decrease in restricted cash	137	37,891
Proceeds from disposition of real estate	11,659	29,429

Net cash flow (used for) provided by investing activities:	(6,227)	34,687

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(242,766)	(426,663)
Repayment of senior notes	—	(147,706)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $350 and $400 in 2011 and 2010, respectively	295,495	296,785
Proceeds from mortgages and other secured debt	121,861	1,416
Repayment of term loans and mortgage debt	(268,012)	(169,458)
Payment of debt issuance costs	(1,471)	(138)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $1,400 in 2010	—	382,762
Proceeds from issuance of common shares related to the exercise of warrants	59,873	—
Repurchase of common shares in conjunction with the exercise of stock options and dividend reinvestment plan	(1,626)	(260)
Contributions from non-controlling interests	94	50
Distributions to non-controlling interests and redeemable operating partnership units	(374)	(1,622)
Dividends paid	(15,692)	(14,585)

Net cash flow used for financing activities	(52,618)	(79,419)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	1,528	(428)
Effect of exchange rate changes on cash and cash equivalents	81	4
Cash and cash equivalents, beginning of period	19,416	26,172

Cash and cash equivalents, end of period	$21,025	$25,748

Supplemental disclosure of non-cash investing and financing activities:
     At March 31, 2011, dividends payable were $18.4 million. In conjunction with the acquisition of its partners’ interests in two shopping centers during the three-month period ended March 31, 2011 (Note 3), the Company reversed its previously held equity interest by increasing investments in and advances to joint ventures by approximately $6.8 million as the investment basis was negative, increased net real estate assets by approximately $36.6 million for its previously held proportionate share of the assets, and assumed debt of approximately $50.1 million. In addition, in March 2011, warrants were exercised for an aggregate of 10 million common shares. The equity derivative liability — affiliate of $74.3 million was reclassified from liabilities to additional paid-in capital upon exercise. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2011.
     At March 31, 2010, dividends payable were $12.0 million. The Company deconsolidated one entity in connection with the adoption of the consolidation rules effective January 1, 2010. This resulted in a reduction to real estate assets, net, of approximately $28.7 million, an increase to investments in and advances to joint ventures of approximately $8.4 million, a reduction in non-controlling interests of approximately $12.4 million and an increase to accumulated distributions in excess of net income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable collateralized by a development project resulting in an increase to real estate assets and a decrease to notes receivable of approximately $19.0 million. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2010.
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
     Principles of Consolidation
     The Company follows the provisions of Accounting Standards Codification No. 810, Consolidation (“ASC 810”). This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.
     At March 31, 2011 and December 31, 2010, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $383.1 million and $374.2 million, respectively, mortgages of $42.0 million and $42.9 million, respectively, and other liabilities of $13.4 million and $13.7 million, respectively.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2011 and 2010, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
     Comprehensive Loss
     Comprehensive income (loss) is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2011	2010
Net income (loss)	$35,379	$(26,585)
Other comprehensive income (loss):
Settlement/change in fair value of interest-rate contracts	(1,785)	3,468
Amortization of interest-rate contracts	(7)	(93)
Foreign currency translation	4,976	(11,902)

Total other comprehensive income (loss)	3,184	(8,527)

Comprehensive income (loss)	$38,563	$(35,112)
Comprehensive (income) loss attributable to non-controlling interests	(1,190)	3,810

Total comprehensive income (loss) attributable to DDR	$37,373	$(31,302)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
     At March 31, 2011 and December 31, 2010, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 232 and 258 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2011	December 31, 2010
Condensed Combined Balance Sheets

Land	$1,550,786	$1,566,682
Buildings	4,745,572	4,783,841
Fixtures and tenant improvements	158,031	154,292

	6,454,389	6,504,815
Less: Accumulated depreciation	(747,737)	(726,291)

	5,706,652	5,778,524
Land held for development and construction in progress	197,214	174,237

Real estate, net	5,903,866	5,952,761
Receivables, net	100,090	111,569
Leasehold interests	10,006	10,296
Other assets	517,696	303,826

	$6,531,658	$6,378,452

Mortgage debt	$3,884,329	$3,950,794
Notes and accrued interest payable to DDR	91,290	87,282
Other liabilities	205,306	186,728

	4,180,925	4,224,804
Accumulated equity	2,350,733	2,153,648

	$6,531,658	$6,378,452

Company’s share of accumulated equity	$474,359	$480,200

	Three-Month Periods
	Ended March 31,
	2011	2010
Condensed Combined Statements of Operations

Revenues from operations	$172,398	$164,093

Operating expenses	63,015	63,547
Depreciation and amortization	47,752	45,968
Interest expense	58,112	58,459

	168,879	167,974

Income (loss) before tax expense and discontinued operations	3,519	(3,881)
Income tax expense (primarily Sonae Sierra Brasil), net	(6,144)	(4,799)

Loss from continuing operations	(2,625)	(8,680)
Discontinued operations:
(Loss) income from discontinued operations	(441)	582
Loss on disposition of real estate, net of tax (A)	(863)	(8,752)

Net loss	$(3,929)	$(16,850)

Company’s share of equity in net income of joint ventures (B)	$3,899	$1,660

(A)	Loss on disposition of discontinued operations includes the sale of two properties by two of the Company’s unconsolidated joint ventures in the first quarter of 2011. The Company’s proportionate share of the aggregate loss for the assets sold for the three-month period ended March 31, 2011, was approximately $1.9 million.

Loss on disposition of discontinued operations includes the sale of 16 properties by one of the Company’s unconsolidated joint ventures in the first quarter of 2010. This disposition of assets resulted in a loss of $8.7 million for the three months ended March 31, 2010. The Company’s proportionate share of the loss on sale recorded in the first quarter of 2010 was approximately $1.3 million.

(B)	The difference between the Company’s share of net income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which the investment basis was written-off and the Company does not have the obligation or intent to fund any additional capital. The Company’s share of joint venture net income was reduced by $1.9 million for the three-month period ended March 31, 2011 as a result of these adjustments.
     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31,	December 31,
	2011	2010
Company’s share of accumulated equity	$474.4	$480.2
Basis differentials (A)	(159.8)	(147.5)
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(3.4)
Notes receivable from investments	0.4	0.6
Notes and accrued interest payable to DDR	91.3	87.3

Investments in and advances to joint ventures	$402.9	$417.2

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.
     Service fees and income earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Management and other fees	$7.3	$9.2
Acquisition, financing and other fees	—	0.2
Development fees and leasing commissions	1.8	1.7
Interest income	0.1	0.1

Sonae Sierra Brasil
     In February 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an initial public offering of its common shares on the Sao Paulo Stock Exchange. The total proceeds raised of approximately US$280 million from the initial public offering will be used primarily to fund future developments and expansions, as well as repay a loan from its parent company, in which DDR owns a 50% interest. The Company’s share of the loan repayment proceeds, which were received during the three months ended March 31, 2011, was approximately US$22.4 million. As a result of the initial public offering, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.
Other Joint Venture Interests
     In the first quarter of 2011, the Company acquired its partners’ 50% ownership interests in two shopping centers (Note 3).
3. ACQUISITIONS
     In January and March 2011, in two separate transactions, the Company acquired its partners’ 50% ownership interests in two shopping centers for an aggregate purchase price of $40.0 million, funded through cash and the 50% proportionate assumption of two mortgage notes payable in the aggregate amount of approximately $25.1 million. The Company acquired these assets pursuant to the terms of the respective underlying joint venture agreements. After closing, the Company repaid one mortgage note payable with the principal amount of $29.2 million in total ($14.6 million assumed) and refinanced the other mortgage with a new $21.0 million, eleven-year mortgage note payable. As a result of the transactions, the Company owns 100% of the two shopping centers with an aggregate gross value of approximately $80.0 million. The Company accounted for both of these transactions as step acquisitions utilizing the purchase method of accounting. Due to the change in control that occurred, the Company recorded an aggregate gain of approximately $21.7 million associated with the acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.
     Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and intangible assets generally consisting of: (i) above- and below-market leases; (ii) in-place leases; and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. Above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease, which is amortized over the remaining life of the respective leases (plus fixed-rate renewal periods for below-market leases) as an adjustment to base rental revenue. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Such amounts are amortized to depreciation and amortization expense over the weighted average remaining initial term (and expected renewal periods for tenant relationships). The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.
     The acquisition of the two shopping centers was allocated as follows (in thousands):

Land	$18,184
Buildings	50,683
Tenant improvements	752
Intangible assets (1)	10,753

80,372
Less: Mortgage debt assumed	(50,127)
Less: Below-market leases	(672)

Net assets acquired	$29,573

(1)	Includes above-market value of leases of approximately $0.7 million.
     Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 4):

		Weighted
		Average
		Amortization
		Period (in Years)
In-place leases (including lease origination costs and fair market value of leases)	$5,586	4.9
Tenant relations	5,167	9.3

Total intangible assets acquired	$10,753

     The Company did not incur any significant transaction costs related to the acquisition of these assets as the Company managed the shopping centers in addition to having a partial ownership interest in them.

4. OTHER ASSETS, NET
     Other assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$16,154	$14,228
Tenant relations, net	12,410	9,035

Total intangible assets (A)	28,564	23,263
Other assets:
Accounts receivable, net (B)	112,982	123,259
Deferred charges, net	45,727	44,988
Prepaids	12,470	11,566
Deposits	34,568	41,160
Other assets	3,458	3,473

Total other assets, net	$237,769	$247,709

(A)	The Company recorded amortization expense of $1.5 million and $1.7 million for the three-month periods ended March 31, 2011 and 2010, respectively, related to these intangible assets.

(B)	Includes straight-line rent receivables, net, of $56.6 million and $56.2 million at March 31, 2011 and December 31, 2010, respectively.
     The Company capitalizes intangible assets and deferred revenue associated with below-market leases on real estate acquisitions. Intangible assets and deferred revenue are amortized as follows:

• Above- and below-market leases	Related lease terms
• In-place leases	Related lease terms
• Tenant relations	Estimated period of time that tenant will lease space in property
     Amortization of acquired above- and below-market leases is recognized as adjustments to minimum rents on the Company’s condensed consolidated statements of operations. Amortization of other intangible assets on real estate acquisitions are recognized as depreciation and amortization expense on the Company’s condensed consolidated statements of operations.

5. REVOLVING CREDIT FACILITIES AND TERM LOAN
     The following table discloses certain information regarding the Company’s Revolving Credit Facilities and Term Loan (in millions):

		Weighted-
		Average Interest
	Carrying Value at	Rate at
	March 31, 2011	March 31, 2011	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$42.7	3.6%	February 2014
PNC Facility	—	—	February 2014
Secured indebtedness:
Term loan	550.0	1.95%	February 2012
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
     The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (1.75% at March 31, 2011), as defined in the facility, or (ii) LIBOR, plus a specified spread (2.75% at March 31, 2011). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company is in compliance with these covenants at March 31, 2011. The Revolving Credit Facilities are used to temporarily finance redevelopment, development and acquisition of shopping center properties, to provide working capital and for general corporate purposes.
     Term Loan
     The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank, NA serves as the administrative agent (the “Term Loan”). The Term Loan had a one-year extension option that was exercised in February 2011. Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s long-term senior unsecured debt rating (0.875% at March 31, 2011). The collateral for this Term Loan is assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants in the Revolving Credit Facilities and the Term Loan at March 31, 2011.
6. SENIOR NOTES
     In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes, due in April 2018. The notes were offered to investors at a discount to par of 99.315%.
7. FINANCIAL INSTRUMENTS
     Cash Flow and Fair Value Hedges
     In March 2011, the Company entered into an interest rate swap with a notional amount of $85.0 million. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap converts LIBOR into a fixed rate for seven-year mortgage debt entered into in 2011.
     In March 2011, the Company terminated an interest rate swap with a notional amount of $50.0 million. The swap converted LIBOR into a fixed rate on the Company’s revolving credit facilities. The Company recorded an immaterial gain on the termination of this financial instrument.
     In February 2011, the Company entered into treasury locks with an aggregate notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of the $300 million aggregate principal amount of senior notes in March 2011, resulting in a payment of approximately $2.2 million to the counterparty. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then-anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.
     Measurement of Fair Value
     At March 31, 2011, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consist of interest rate swap agreements and marketable securities included in the

Company’s elective deferred compensation plan that are both included in other liabilities at March 31, 2011, measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at
	March 31, 2011
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$4.6	$—	$4.6
Marketable securities	$4.6	$—	$—	$4.6
     The unrealized gain of $0.6 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in unrealized gains or losses relating to derivative liabilities that remain outstanding at March 31, 2011, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments. The unrealized gain of $0.6 million is offset by the $2.2 million payment made to the counterparty related to the treasury locks that were executed and settled during the three months ended March, 31, 2011.
     Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities
     The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.
     Notes Receivable and Advances to Affiliates
     The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes, excluding those that are fully reserved, was approximately $122.9 million and $120.8 million at March 31, 2011 and December 31, 2010, respectively, as compared to the carrying amounts of $123.4 million and $122.6 million, respectively. The carrying value of the tax increment financing bonds, which was $14.0 million and $13.8 million at March 31, 2011 and December 31, 2010, respectively, approximated their fair value at March 31, 2011 and December 31, 2010. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.
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

     Debt instruments at March 31, 2011 and December 31, 2010, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$2,345,533	$2,587,652	$2,043,582	$2,237,320
Revolving credit facilities and term loan	592,681	589,427	879,865	875,851
Mortgage payable and other indebtedness	1,331,795	1,341,256	1,378,553	1,394,393

	$4,270,009	$4,518,335	$4,302,000	$4,507,564

     Risk Management Objective of Using Derivatives
     The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
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
     Cash Flow Hedges of Interest Rate Risk
     The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The following table discloses certain information regarding the Swaps:

Aggregate Notional	LIBOR Fixed
Amount (in millions)	Rate	Maturity Date

$100	4.8%	February 2012
$85	2.8%	September 2017

     All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.1 million.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three-month periods ended March 31, 2011 and March 31, 2010, the amount of hedge ineffectiveness recorded was not material.
     The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, as follows (in millions):

Liability Derivatives
	March 31, 2011		December 31, 2010
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging Instruments	Location	Value	Location	Value
Interest rate products	Other liabilities	$4.6	Other liabilities	$5.2
     The effect of the Company’s derivative instruments on net loss is as follows (in millions):

Amount of (Loss) Gain
	Amount of (Loss)			Reclassified from
	Gain Recognized in		Location of (Loss)	Accumulated OCI into
	OCI on Derivative		Gain Reclassified	Income (Loss)
	(Effective Portion)		from Accumulated	(Effective Portion)
	Three-Month Periods		OCI into Income	Three-Month Periods
Derivatives in Cash	Ended March 31,		(Loss) (Effective	Ended March 31,
Flow Hedging	2011	2010	Portion)	2011	2010
Interest rate products	$(1.6)	$3.4	Interest expense	$—	$0.1
     The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.
     Credit-Risk-Related Contingent Features
     The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its Swaps resulting in an acceleration of payment.

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
     The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of (Loss) Gain
	Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods Ended
	March 31,
Derivatives in Net Investment Hedging Relationships	2011	2010
Euro — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(2.7)	$5.7

Canadian dollar — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$(2.9)	$(3.3)

     See discussion of equity derivative instruments in Note 9.
8. COMMITMENTS AND CONTINGENCIES
     Accrued Expense
The Company recorded a charge of $10.7 million as a result of the termination without cause of its Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement dated July 2009. This charge included stock-based compensation expense of approximately $1.5 million relating to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards partially offset by the forfeiture of previously expensed awards that will no longer be issued. At March 31, 2011, approximately $8.8 million was included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet.
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
9. EQUITY
     The following table summarizes the changes in equity since December 31, 2010 (in millions):

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total
Balance, December 31, 2010	$555.0	$25.6	$3,869.0	$(1,378.3)	$14.3	$25.6	$(14.6)	$38.1	$3,134.7
Issuance of common shares related to dividend reinvestment plan and director compensation	—	—	0.3	—	—	—	—	—	0.3
Issuance of common shares related to exercise of warrants	—	1.0	133.2	—	—	—	—	—	134.2
Contributions from non-controlling interests	—	—	—	—	—	—	—	0.1	0.1
Issuance of restricted stock	—	0.1	(2.3)	—	0.2	—	2.2	—	0.2
Vesting of restricted stock	—	—	1.7	—	(1.9)	—	0.1	—	(0.1)
Stock-based compensation expense	—	—	2.1	—	—	—	—	—	2.1
Dividends declared-common shares	—	—	—	(10.7)	—	—	—	—	(10.7)
Dividends declared-preferred shares	—	—	—	(11.3)	—	—	—	—	(11.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income:
Net income	—	—	—	35.3	—	—	—	0.1	35.4
Other comprehensive (loss) income:
Settlement/change in fair value of interest rate contracts	—	—	—	—	—	(1.8)	—	—	(1.8)
Foreign currency translation	—	—	—	—	—	3.9	—	1.1	5.0

Comprehensive income	—	—	—	35.3	—	2.1	—	1.2	38.6

Balance, March 31, 2011	$555.0	$26.7	$4,004.0	$(1,365.0)	$12.6	$27.7	$(12.3)	$39.0	$3,287.7

     Common Shares and Redemption of Preferred Shares
     Mr. Alexander Otto and certain members of his family (the “Otto Family”) exercised their warrants for 10 million common shares for cash proceeds of $60 million in March 2011. In addition, in March 2011, the Company entered into a forward sale agreement to sell an aggregate of 9.5 million of its common shares for net proceeds aggregating $130.2 million, or $13.71 per share, which settled in April 2011 (Note 15).
     In April 2011, the net proceeds from the issuance of these common shares were used to redeem all outstanding shares, aggregating $180 million, of the Company’s 8.0% Class G cumulative redeemable preferred shares at a redemption price of $25.105556 per Class G depositary share (the sum of $25.00 per share and dividends per share of $0.105556 prorated to the redemption date).

The Company expects to record a non-cash charge of approximately $6.4 million to net income available to common shareholders in the second quarter of 2011 relating to the write-off of the Class G preferred shares’ original issuance costs (Note 15).
     Dividends
     Common share dividends declared were $0.04 and $0.02 per share, respectively, for the three-month periods ended March 31, 2011 and 2010, which were paid in cash.
     Deferred Obligations
     Certain officers elected to have their deferred compensation distributed in 2011, which resulted in a reduction of the deferred obligation and corresponding increase to paid-in capital of approximately $1.9 million.
     Equity Derivative Instruments — Otto Transaction
     In February 2009, the Company entered into a stock purchase agreement with the Otto Family that provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to members of the Otto Family. In March 2011, the Otto Family notified the Company regarding its intent to exercise the warrants (the “Notification Date”). As discussed above, all of the warrants were exercised in March 2011 for cash at $6.00 per common share. The exercise price of the warrants was subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant was less than $6.00 per share (herein referred to as “Downward Price Protection Provisions”).
     The Downward Price Protection Provisions described above resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until the exercise date of March 18, 2011. These equity instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.
     The fair value of the Company’s equity derivative instruments (warrants) were classified on the Company’s balance sheet as equity derivative liability-affiliate and had a fair value of $74.3 million at March 18, 2011, the exercise date, which was reclassified to paid-in capital.

     The effect of the Company’s equity derivative instruments on net income (loss) is as follows (in millions):

		Three-Month Periods Ended
Derivatives not		March 31,
Designated	Income Statement	2011	2010
as Hedging Instruments	Location	Gain (Loss)
	Gain (loss) on
	equity derivative
Warrants	instruments	$21.9	$(24.9)
     Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis
     The valuation of these instruments is determined using an option pricing model that considers all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures are susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% - 3.2% in the first quarter of 2011 and 3.1% — 3.2% in the first quarter of 2010. Since the initial valuation date, the Company used historical volatility assumptions to determine the estimate of fair value of the five-year warrants. The Company believed that the long-term historic volatility better represented the long-term future volatility and was more consistent with how an investor would view the value of these securities. The Company continually reassessed these assumptions and reviewed the assumptions again in March 2011 upon notification from the Otto Family regarding their intent to exercise the warrants. The Company determined that an implied volatility assumption was more representative of how a market participant would value the instruments given the now shorter term nature of the warrants. The volatility assumptions used were approximately 37% in the first quarter of 2011 and approximately 78% in the first quarter of 2010. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.
     The table below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that were included in other liabilities at December 31, 2010 and having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity
Derivative
Instruments —
Liability
Balance of Level 3 at December 31, 2010	$96.2
Unrealized gain	(21.9)
Transfer out of liability to paid-in capital	(74.3)

Balance of Level 3 at March 31, 2011	$—

10. FEE AND OTHER INCOME
          Fee and other income from continuing operations were comprised of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Management, development and other fee income	$11.7	$14.0
Ancillary and other property income	7.2	4.7
Lease termination fees	0.6	0.6
Financing fees	0.4	0.2
Other miscellaneous	0.1	0.5

	$20.0	$20.0

11. IMPAIRMENT CHARGES
          The Company recorded impairment charges during the three-month periods ended March 31, 2011 and 2010, on the following consolidated assets because the carrying value of the assets was in excess of the estimated fair market value (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Undeveloped land	$3.8	$—
Assets marketed for sale	—	0.8

Total continuing operations (A)	$3.8	$0.8

Sold assets or assets held for sale	2.0	2.3
Total impairment charges	$5.8	$3.1

(A)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale. The operating asset was not classified as held for sale as of March 31, 2010, due to outstanding substantive contingencies associated with the contract.
          Items Measured at Fair Value on a Non-Recurring Basis
          The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the three months ended March 31, 2011. The table indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at March 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets — held and used and held for sale	$—	$—	$26.1	$26.1	$5.8

12. DISCONTINUED OPERATIONS
          All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010. The Company has one asset considered held for sale at March 31, 2011. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three-month periods ended March 31, 2011 and 2010, are two properties sold in 2011 and one property held for sale at March 31, 2011 aggregating 0.2 million square feet, and 31 properties sold in 2010, (including two held for sale at December 31, 2009) aggregating 2.9 million square feet, respectively. In addition, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in 2010, aggregating 1.9 million square feet, which represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for the three months ended March 31, 2010 as the Company has no significant continuing involvement. The balance sheet relating to the asset held for sale and the operating results relating to assets sold, designated as held for sale or deconsolidated as of March 31, 2011, are as follows (in thousands):

March 31, 2011
Land	$1,724
Building	6,544

8,268
Less: Accumulated depreciation	(1,841)

Total assets held for sale	$6,427

	Three-Month Periods Ended
	March 31,
	2011	2010
Revenues	$327	$5,227

Operating expenses	83	3,671
Impairment charges	1,983	2,255
Interest, net	92	3,906
Depreciation and amortization	98	1,994

	2,256	11,826

Loss from discontinued operations	(1,929)	(6,599)
Gain on disposition of real estate	244	566

Net loss	$(1,685)	$(6,033)

13. EARNINGS PER SHARE
          The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table provides a reconciliation of net income (loss) from continuing operations and the number of common shares used in the computations of “basic” EPS, which uses the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods
	Ended March 31,
	2011	2010
Basic Earnings:
Continuing Operations:
Income (loss) from continuing operations	$37,925	$(19,877)
Plus: Loss on disposition of real estate	(861)	(675)
Plus: Income attributable to non-controlling interests	(67)	(101)

Income (loss) from continuing operations attributable to DDR	36,997	(20,653)
Less: Preferred dividends	(10,567)	(10,567)

Basic— Income (loss) from continuing operations attributable to DDR common shareholders	26,430	(31,220)
Less: Earnings attributable to unvested shares and operating partnership units	(224)	(31)

Basic— Income (loss) from continuing operations	$26,206	$(31,251)

Discontinued Operations:
Loss from discontinued operations	(1,685)	(6,033)
Plus: Loss attributable to non-controlling interests	—	2,439

Basic— Loss from discontinued operations	(1,685)	(3,594)
Basic— Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$24,521	$(34,845)

Diluted Earnings:
Continuing Operations:
Basic—Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$26,206	$(31,251)
Less: Fair value adjustment for Otto Family warrants	(21,926)	—

Diluted— Income (loss) from continuing operations	4,280	(31,251)

Discontinued Operations:
Basic— Loss from discontinued operations	(1,685)	(3,594)

Diluted— Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$2,595	$(34,845)

Number of Shares:
Basic— Average shares outstanding	255,966	227,133
Effect of dilutive securities:
Warrants	4,840	—
Stock options	558	—
Value sharing equity program	1,198	—
Forward equity agreement	19	—

Diluted — Average shares outstanding	262,581	227,133

Basic Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.10	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.01)

Net income (loss) attributable to DDR common shareholders	$0.10	$(0.15)

Dilutive Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.02	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.01)

Net income (loss) attributable to DDR common shareholders	$0.01	$(0.15)

          The following potentially dilutive securities are considered in the calculation of EPS as described below:
          Dilutive Securities
•	Options to purchase 3.4 million common shares were outstanding at both March 31, 2011 and 2010. A portion of these options are considered in the computation of diluted EPS using the treasury stock method for the three-month period ended March 31, 2011. Options aggregating 2.2 million and 3.4 million were anti-dilutive in the calculations at March 31, 2011 and 2010, respectively. Accordingly, the anti-dilutive options were excluded from the computations.

•	The forward equity agreement entered into in March 2011 for 9.5 million common shares was included in the computation of diluted EPS utilizing the treasury stock method for the three-month period ended March 31, 2011. This agreement was not outstanding in 2010.

•	Shares subject to issuance under the Company’s value sharing equity program (“VSEP”) are considered in the computation of diluted EPS for the three-month period ended March 31, 2011. The shares subject to issuance under the VSEP are not considered in the computation of diluted EPS for the three-month period ended March 31, 2010, as the shares were considered anti-dilutive due to the Company’s loss from continuing operations.

•	Warrants to purchase 10.0 million common shares issued in 2009 are considered in the computation of diluted EPS for the period outstanding (January 1, 2011 to March 18, 2011). The warrants were not considered for the three-month period ended March 31, 2010, as the warrants were considered anti-dilutive due to the Company’s loss from continuing operations.
Anti-dilutive Securities:
•	The Company’s three series of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56, $64.23 and $16.38, respectively, at March 31, 2011, were not included in the computation of diluted EPS for the three-month periods ended March 31, 2011 and 2010 because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The senior convertible notes with a conversion price of $16.38 were not outstanding at March 31, 2010. In addition, the purchased option related to two of the senior convertible notes issuances is not included in the computation of diluted EPS as the purchase option is anti-dilutive.
14. SEGMENT INFORMATION
          The Company has three reportable operating segments, shopping centers, Brazil equity investment and other investments. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The following table summarizes the Company’s shopping and office properties, including those located in Brazil:

	March 31,
	2011	2010
Shopping centers owned	476	552
Unconsolidated joint ventures	191	213
Consolidated joint ventures	3	33
States (A)	41	44
Office properties	5	6
States	3	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.
          The tables below present information about the Company’s reportable segments (in thousands).

	Three-Month Period Ended March 31, 2011
				Brazil Equity
	Other Investments	Shopping Centers		Investment	Other	Total
Total revenues	$1,422	$201,562				$202,984
Operating expenses	(480)	(68,321	) (A)			(68,801)

Net operating income	942	133,241				134,183
Unallocated expenses (B)					$(98,197)	(98,197)
Equity in net income of joint ventures and impairment of joint ventures		(3,013)		$4,952		1,939

Income from continuing operations						$37,925

Total gross real estate assets	$47,762	$8,448,981				$8,496,743

	Three-Month Period Ended March 31, 2010
				Brazil Equity
	Other Investments	Shopping Centers		Investment	Other	Total
Total revenues	$1,419	$200,712				$202,131
Operating expenses	(748)	(61,854	) (A)			(62,602)

Net operating income	671	138,858				139,529
Unallocated expenses (B)					$(161,053)	(161,053)
Equity in net income of joint ventures		105		$1,542		1,647

Loss from continuing operations						$(19,877)

Total gross real estate assets	$49,727	$8,736,082				$8,785,809

(A)	Includes impairment charges of $3.8 million and $0.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.

(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.

15. SUBSEQUENT EVENTS
          The Company’s forward sale agreement to sell an aggregate of 9.5 million of its common shares for net proceeds aggregating $130.2 million, or $13.71 per share, was settled in April 2011 (Note 9).
          In April 2011, the Company redeemed all outstanding shares of its 8.0% Class G preferred shares, aggregating $180 million, at a redemption price of $25.105556 per Class G depositary share (the sum of $25.00 per share and dividends per share of $0.105556 prorated to the redemption date). The Company expects to record a non-cash charge of approximately $6.4 million to net income available to common shareholders in the second quarter of 2011 relating to the write-off of the Class G preferred shares’ original issuance costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010 as well as other publicly available information.
Executive Summary
          The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of March 31, 2011, the Company’s portfolio consisted of 476 shopping centers and five office properties (including 191 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2011, the Company owned and/or managed approximately 124.3 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 41 properties owned by a third party. The Company also owns land in Canada and Russia at which active development was deferred. At March 31, 2011, the aggregate occupancy of the Company’s shopping center portfolio was 88.1%, as compared to 86.4% at March 31, 2010. The Company owned 552 shopping centers and six office properties at March 31, 2010. The average annualized base rent per occupied square foot was $13.16 at March 31, 2011, as compared to $12.79 at March 31, 2010.
          Net income applicable to DDR common shareholders for the three-month period ended March 31, 2011, was $24.7 million, or $0.01 per share diluted and $0.10 per share basic, compared to net loss applicable to DDR common shareholders of $34.8 million, or $0.15 per share (diluted and basic), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended March 31, 2011, was $89.1 million compared to $28.4 million for the three-month period ended March 31, 2010. The increase in net income applicable to DDR common shareholders and FFO applicable to DDR common shareholders for the three-month period ended March 31, 2011, was primarily the result of the gain on change in control of interests relating to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011, partially offset by an executive separation charge.
First Quarter 2011 Operating Results
          The Company maintained strong operating performance in the first quarter of 2011 as evidenced by the number of leases executed during the quarter and continued upward trending in average rental rates. The Company executed 428 total leases for over 2.6 million square feet during the first quarter. First-year rents on new deals provide a solid indicator of leasing trends. The average first-year rent for all new deals executed in the first quarter of 2011 was $14.17 per square foot, an increase from $12.80 per square foot in the first quarter of 2010. This growth was achieved without increasing the Company’s historically low tenant capital expenditures. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the quarter was only $2.44 per square foot.
          The Company continued to execute on its long-term plan to reduce leverage, extend debt maturities and overall improve the Company’s liquidity. The achievements in the first quarter of 2011 included the following:
•	issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018;

•	unconsolidated joint venture in Brazil completed an initial public offering raising approximately US$280 million of gross proceeds; and

•	raised $190.2 million of equity proceeds in connection with the exercise of warrants for 10 million common shares in March 2011 and through the issuance of 9.5 million common shares in April 2011, which were used to redeem $180 million of 8.0% Class G preferred shares in April 2011.
          The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices. As part of the Company’s strategy to recycle capital from non-prime asset sales into the acquisitions of prime assets (market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles) to improve portfolio quality, in the first quarter of 2011, the Company had transactional activity consisting of $43 million in asset sales (of which the Company’s share was approximately $20 million) and $40 million of acquisitions of two prime properties from unconsolidated joint ventures. The Company believes these transactional activities are indicative of its focus in upgrading the quality of the portfolio.
          At March 31, 2011, the Company continues to operate with less financial risk than in recent years. This strategy has allowed the Company to begin to review select investment opportunities and redeploy net proceeds from dispositions to acquisitions in future periods.
Results of Operations
Continuing Operations
          Shopping center properties owned as of January 1, 2010, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Core Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Base and percentage rental revenues (A)	$136,329	$135,787	$542	0.4%
Recoveries from tenants (B)	46,614	46,370	244	0.5
Fee and other income (C)	20,041	19,974	67	0.3

Total revenues	$202,984	$202,131	$853	0.4%

(A)	The increase is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$0.9
Acquisition of real estate assets	0.6
Development/redevelopment of shopping center properties	(0.3)
Straight-line rents	(0.7)

$0.5

The following tables present the operating statistics impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Office Property
	Portfolio (1)		Portfolio
	March 31,		March 31,
	2011	2010	2011	2010
Centers owned	476	552	5	6
Aggregate occupancy rate	88.1%	86.4%	82.4%	71.9%
Average annualized base rent per occupied square foot	$13.16	$12.79	$11.10	$12.27

	Wholly-Owned Shopping		Joint Venture Shopping
	Centers		Centers(1)
	March 31,		March 31,
	2011	2010	2011	2010
Centers owned	282	306	191	213
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	3	33
Aggregate occupancy rate	87.9%	87.2%	88.5%	83.6%
Average annualized base rent per occupied square foot	$12.10	$11.88	$14.54	$13.85

(1)	Excludes shopping centers owned by unconsolidated joint ventures in which the Company has written its investment basis down to zero and is receiving no allocation of income.

(B)	The increase in recoveries is primarily a function of the increase in recoverable operating and maintenance expenses. Recoveries were approximately 71.8% and 72.9% of operating expenses and real estate taxes including the impact of bad debt expense recognized for the three months ended March 31, 2011 and 2010, respectively. The decrease in the recoveries percentage in 2011 is primarily due to an increase in operating expenses that are not recoverable as further discussed below.

(C)	Composed of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010	(Decrease) Increase
Management fees	$11.3	$13.6	$(2.3)
Development fees	0.4	0.4	—
Ancillary income	4.9	4.3	0.6
Other property related income	2.3	0.4	1.9
Lease termination fees	0.6	0.6	—
Financing fees	0.4	0.2	0.2
Other	0.1	0.5	(0.4)

	$20.0	$20.0	$—

The decrease in management fee income in 2011 is largely a result of 38 asset sales by the Company’s unconsolidated joint ventures from January 1, 2010 through March 31, 2011.
Expenses from Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Operating and maintenance (A)	$38,104	$34,385	$3,719	10.8%
Real estate taxes (A)	26,841	27,400	(559)	(2.0)
Impairment charges (B)	3,856	817	3,039	372.0
General and administrative (C)	29,378	23,275	6,103	26.2
Depreciation and amortization (A)	56,042	55,177	865	1.6

	$154,221	$141,054	$13,167	9.3%

(A)	The changes for the three months ended March 31, 2011 compared to 2010, are due to the following (in millions):

	Operating and
	Maintenance	Real Estate Taxes	Depreciation
Core Portfolio Properties	$2.6	$(0.4)	$0.2
Acquisitions of real estate assets	0.1	0.1	0.3
Development/redevelopment of shopping center properties	1.8	(0.3)	0.2
Office properties	(0.2)	—	—
Provision for bad debt expense	(0.6)	—	—
Personal property	—	—	0.2

	$3.7	$(0.6)	$0.9

The increase in operating and maintenance expenses in 2011 is primarily due to higher insurance costs and various other property level expenditures.

(B)	The Company recorded impairment charges during the three-month periods ended March 31, 2011 and 2010, on the following consolidated assets (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Undeveloped land	$3.8	$—
Assets marketed for sale	—	0.8

Total continuing operations	$3.8	$0.8

Sold assets or assets held for sale	2.0	2.3

Total impairment charges	$5.8	$3.1

The impairment charges from continuing operations were triggered primarily due to the Company’s marketing of these assets for sale. The operating asset was not classified as held for sale as of March 31, 2010, due to outstanding substantive contingencies associated with the contract.

(C)	General and administrative expenses were approximately 7.1% and 5.5% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the three-month periods ended March 31, 2011 and 2010, respectively. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

In the first quarter of 2011, the Company recorded a charge of $10.7 million as a result of the termination without cause of its Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement. During the three months ended March 31, 2010, the Company incurred a $2.1 million separation charge relating to the departure of another executive officer.
Other Income and Expenses (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Interest income (A)	$2,796	$1,333	$1,463	109.8%
Interest expense (B)	(60,243)	(56,096)	(4,147)	7.4
Gain on retirement of debt, net (C)	—	1,091	(1,091)	(100.0)
Gain (loss) on equity derivative instruments (D)	21,926	(24,868)	46,794	(188.2)
Other income (expense), net (E)	1,341	(3,059)	4,400	(143.8)

	$(34,180)	$(81,599)	$47,419	(58.1)%

(A)	Increased primarily relating to $58.3 million in loan receivables originated and purchased in September 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Three-Month Periods Ended
	March 31,
	2011	2010
Weighted-average debt outstanding (in billions)	$4.3	$4.9
Weighted-average interest rate	5.6%	4.9%
The weighted average interest rate at March 31, 2011 and 2010 was 5.5% and 5.2%, respectively.

The increase in 2011 interest expense is primarily due to the repayment of shorter-term, lower interest rate debt with the proceeds from long term, higher cost debt, partially offset by a reduction in outstanding debt. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $3.0 million and $3.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

In the first quarter of 2011, based on changes in the Company’s debt credit ratings, the interest rate on the Company’s term loan was reduced from LIBOR plus 120 bps to LIBOR plus 88 bps.

(C)	Primarily relates to the Company’s purchase of approximately $155.9 million aggregate principal amount of its outstanding senior unsecured notes, including senior convertible notes, at a net discount to par during the three months ended March 31, 2010. Approximately $83.1 million aggregate principal amount of senior unsecured notes repurchased in March 2010 occurred through cash tender offers.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The valuation and resulting charges/gains primarily relate to the difference between the closing trading value of the Company’s common shares from the beginning of the period through the end of the respective period presented except that in 2011, the final valuation was done as of March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company will no longer record the changes in fair value of these instruments in its future earnings. The liability at the date of exercise was reclassified into paid-in capital upon the receipt of cash from the Otto Family and the issuance of the Company’s common shares.

(E)	Other income (expenses) were comprised of the following (in millions):

	Three-Month Period
	Ended March 31,
	2011	2010
Litigation-related expenses	$(1.0)	$(1.7)
Debt extinguishment costs	(0.2)	(1.1)
Settlement of lease liability obligation	2.6	—
Abandoned projects and other expenses	(0.1)	(0.3)

	$1.3	$(3.1)

In the fourth quarter of 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases as a result of an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in the first quarter of 2011.
Other Items (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Equity in net income of joint ventures (A)	$1,974	$1,647	$327	19.9%
Impairment of joint venture investments	(35)	—	(35)	—
Gain on change in control of interests (B)	21,729	—	21,729	—
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(326)	(1,002)	676	(67.5)%

(A)	The increase in equity in net income of joint ventures for the three months ended March 31, 2011 compared to the prior-year period is primarily a result of the income from the Company’s investment in Sonae Sierra Brasil discussed below, partially offset by the Company’s proportionate share of loss on sale and the elimination of equity income from the sale of unconsolidated joint venture assets.

At March 31, 2011 and 2010, the Company had an approximate 33% and 48% interest, respectively, in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is managed in San Paulo, Brazil. In February 2011, Sonae Sierra Brasil, completed an initial public offering (“IPO”) of its common shares on the Sao Paulo Stock Exchange, raising total proceeds of approximately US$280 million. The Company’s effective ownership interest in Sonae Sierra Brasil decreased during the first quarter of 2011 due to the IPO. This entity uses the functional currency of Brazilian Reais. The Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been retained by the joint venture and reinvested in ground up developments and expansions in Brazil. The effects of foreign currency translation in the Company’s financial statements relating to this investment are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2011		2010
Net income of Sonae Sierra Brasil	R$	11.9	R$	6.4

Weighted-average exchange rate		1.68		1.81

		$7.1		$3.5
Disproportionate partner income		(1.5)		(1.4)

Equity in net income of joint venture		5.6		2.1
Amortization of basis differential		(0.6)		(0.6)

DDR share of equity in net income		$5.0		$1.5

The increase in equity in net income from the Sonae Sierra Brasil joint venture primarily is due to shopping center expansion activity coming on line, increases in parking revenue and increases in interest income.

(B)	In the first quarter of 2011, the Company acquired its partners’ 50% interest in two shopping centers. The Company accounted for both of these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate gain associated with the acquisitions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Loss from discontinued operations (A)	$(1,929)	$(6,599)	$4,670	(70.8)%
Gain on disposition of real estate, net of tax	244	566	(322)	(56.9)

	$(1,685)	$(6,033)	$4,348	(72.1)%

(A)	The Company sold two properties during the three-month period ended March 31, 2011 and had one property held for sale at March 31, 2011, aggregating 0.2 million square feet. In addition, the Company sold 31 properties in 2010 (including two properties held for sale at December 31, 2009) aggregating 2.9 million square feet. Also, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in 2010, aggregating 1.9 million square feet, which represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for the three-month period ended March 31, 2010 as the Company has no significant continuing involvement. In addition, included in the reported loss for the three-month periods ended March 31, 2011 and 2010, is $2.0 million and $2.3 million, respectively, of impairment charges related to these assets.
Loss on Disposition of Real Estate (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Loss on disposition of real estate, net (A)	$(861)	$(675)	$(186)	27.6%

(A)	Amounts primarily attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.
Non-Controlling Interests (in thousands)

	For the Three Months
	Ended March 31,
	2011	2010	$ Change	% Change
Non-controlling interests (A)	$(67)	$2,338	$(2,405)	(102.9)%

(A)	The change is a result of the net loss attributable to a consolidated joint venture, which held assets previously occupied by Mervyns, that was deconsolidated in 2010.

Net Income (Loss) (in thousands)

	Three-Month Periods
	Ended March 31,
	2011	2010	$ Change	% Change
Net income (loss) attributable to DDR	$35,312	$(24,247)	$59,559	(245.6)%

     The increase in net income attributable to DDR for the three months ended March 31, 2011 compared to 2010, was primarily the result of the gain on change in control of interests relating to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011, partially offset by an executive separation charge. A summary of changes in 2011 as compared to 2010 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(2.3)
Increase in consolidated impairment charges	(3.0)
Increase in general and administrative expenses (A)	(6.1)
Increase in depreciation expense	(0.9)
Increase in interest income	1.5
Increase in interest expense	(4.1)
Decrease in gain on retirement of debt, net	(1.1)
Change in equity derivative instrument valuation adjustments	46.8
Change in other expense	4.4
Increase in equity in net income of joint ventures	0.3
Increase in gain on change in control of interests	21.7
Decrease in income tax expense	0.7
Decrease in loss from discontinued operations	4.3
Decrease in loss on disposition of real estate	(0.2)
Change in non-controlling interests	(2.4)

Increase in net income attributable to DDR	$59.6

(A)	Included in general and administrative expenses are executive separation charges of $10.7 million and $2.1 million, for the three month periods ended March 31, 2011 and 2010, respectively.
Funds From Operations
Definition and Basis of Presentation
     The Company believes that FFO, which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.
     FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and financing costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.
     FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those properties sold through the Company’s merchant building program, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (NAREIT) as there were no gains generated from the Company’s merchant building program.
     During 2008, due to the volatility and volume of significant accounting charges and gains recorded in the Company’s operating results that were not reflective of the Company’s core operating performance, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains are regularly requested by users of the financial statements.
     Operating FFO is a non-GAAP financial measure, and, as described above, its use combined with the required primary GAAP presentations has been beneficial to management in improving the understanding of the Company’s operating results among the investing public and making comparisons of other REITs’ operating results to the Company’s more meaningful. The adjustments may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.
     These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a measure of a real estate asset’s performance, (ii) to influence acquisition, disposition and capital investment strategies, and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.
     For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO and Operating FFO in a different manner.

     Management recognizes FFO’s and Operating FFO’s limitations when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for needed dividends, capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.
Reconciliation Presentation
     For the three-month period ended March 31, 2011, FFO applicable to DDR common shareholders was $89.1 million, compared to $28.4 million for the same period in 2010. The increase in FFO for the three-month period ended March 31, 2011, was primarily the result of the gain on change in control of interests relating to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011, partially offset by an executive separation charge. For the three-month period ended March 31, 2011, Operating FFO applicable to DDR common shareholders was $63.2 million, compared to $65.2 million for the same period in 2010. The decrease in Operating FFO for the three-month period ended March 31, 2011, was primarily the result of higher operating expenses partially offset by the impact of property sales.

     The Company’s reconciliation of net income (loss) applicable to DDR common shareholders to FFO applicable to DDR common shareholders and Operating FFO applicable to common shareholders is as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2011	2010
Net income (loss) applicable to DDR common shareholders (A)	$24,745	$(34,814)
Depreciation and amortization of real estate investments	53,803	54,594
Equity in net income of joint ventures	(1,974)	(1,647)
Joint ventures’ FFO (B)	12,808	11,555
Non-controlling interests (OP Units)	16	8
Gain on disposition of depreciable real estate (C)	(311)	(1,267)

FFO applicable to DDR common shareholders	$89,087	$28,429

Total non-operating items (D)	(25,896)	36,751

Operating FFO applicable to DDR common shareholders	$63,191	$65,180

(A)	Includes the deduction of preferred dividends of $10.6 million for each of the three-month periods ended March 31, 2011 and 2010, respectively. Includes straight-line rental revenue of approximately $0.3 million and $1.0 million for the three-month periods ended March 31, 2011 and 2010, respectively (including discontinued operations). In addition, includes straight-line ground rent expense of approximately $0.5 million for both the three-month periods ended March 31, 2011 and 2010.

(B)	At March 31, 2011 and 2010, the Company had an investment in joint ventures relating to 191 and 213 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording equity in net income and accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2011	2010
Net loss (1)	$(3,929)	$(16,850)
Depreciation and amortization of real estate investments	47,836	50,314

FFO	$43,907	$33,464

FFO at DDR ownership interests	$12,808	$11,555

(1)	Revenues for the three-month periods include the following (in millions):

	Three-Month Periods
	Ended March 31,
	2011	2010
Straight-line rents	$0.6	$1.2
DDR’s proportionate share	$0.1	$0.2

(C)	The amount reflected as gains on disposition of real estate and real estate investments from continuing operations in the consolidated statements of operations includes residual land sales, which management considers being the disposition of non-depreciable real property. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month period ended March 31, 2011, net gains resulting from residual land sales aggregated $0.9 million (none in 2010).

(D)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments
     The Company’s adjustments to arrive at Operating FFO are comprised of the following for the three months ended March 31, 2011 and 2010 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	For the Three-Month
	Periods Ended March 31,
	2011	2010
Impairment charges — consolidated assets (A)	$3.8	$0.8
Employee separation charges (B)	10.7	2.1
Gain on debt retirement, net (A)	—	(1.1)
(Gain) loss on equity derivative instruments (A)	(21.9)	24.9
Other (income) expense, net (C)	(1.3)	3.1
Equity in net income of joint ventures — loss on asset sales and impairment charges	1.6	1.3
Gain on change in control of interests (A)	(21.7)	—
Discontinued operations — consolidated impairment charges and loss on sales	1.9	3.7
Discontinued operations — FFO associated with Mervyns Joint Venture, net of non-controlling interest	—	2.0
Loss on disposition of real estate (land), net	1.0	—

Total non—operating items	$(25.9)	$36.8
FFO applicable to DDR common shareholders	89.1	28.4

Operating FFO applicable to DDR common shareholders	$63.2	$65.2

(A)	Amount agrees to the face of the consolidated statements of operations.

(B)	Amounts included in general and administrative expenses.

(C)	Amounts included in other (income) expenses in the consolidated statements of operations and detailed as follows:

	For the Three-Month
	Periods Ended March 31,
	2011	2010
Litigation-related expenses, net of tax	$1.0	$1.7
Debt extinguishment costs	0.2	1.1
Abandoned projects and other expenses	—	0.4
Settlement of lease liability obligation and other	(2.5)	(0.1)

	$(1.3)	$3.1

Liquidity and Capital Resources
     The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company. In 2011, the Company continued to strategically allocate cash flow from operating and financing activities. The Company completed public debt and equity offerings in order to strengthen the balance sheet and improve its financial flexibility.
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
     The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable debt documentation, this could result in the Company’s inability to obtain further funding and/or an acceleration of any outstanding borrowings. As of March 31, 2011, the Company was in compliance with all of its financial covenants. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants for the remainder of 2011 and beyond.

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
     The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at March 31, 2011 (in millions):

Cash and cash equivalents	$21.0

Revolving Credit Facilities	$1,015.0
Less:
Amount outstanding	(42.7)
Letters of credit	(12.3)

Borrowing capacity available	$960.0

     Additionally, as of April 29, 2011, the Company had $200 million available for the future issuance of its common shares under its continuous equity program.
     As of March 31 2011, the Company also had unencumbered consolidated operating properties generating income in excess of the amounts required by the Revolving Credit Facilities covenants, thereby providing a potential collateral base for future borrowings or to sell to generate cash proceeds, subject to consideration of the financial covenants on its unsecured borrowings.
     The Company intends to continue implementing a longer-term financing strategy and reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities should be appropriately sized for the Company’s liquidity strategy and longer-term capital structure needs.
     Part of the Company’s overall strategy includes addressing debt maturing in 2011 and years following well before the maturity date. In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.
     In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60 million. Also in March 2011, the Company entered into forward sale agreements to sell an aggregate of 9.5 million of its common shares for $130.2 million, or $13.71 per share, which settled in April 2011. The net proceeds from the issuance of these common shares were used to redeem $180 million of the Company’s 8% Class G preferred shares in April 2011. Any excess proceeds were used for general corporate purposes.

     In February 2011, the Company executed the extension option of its term loan with KeyBank, N.A. to extend the maturity date to February 2012. The Company is in discussions with certain banks and expects to refinance this term loan by the end of 2011, but there can be no assurance that the refinancing can be done on satisfactory terms or at all.
     The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2011 and expects to begin addressing 2012 maturities as well. The wholly-owned maturities for 2011 include the unsecured notes due and repaid in April 2011 aggregating $93.0 million and unsecured convertible notes due in August 2011 with an aggregate principal amount of $88.7 million. Mortgage debt maturities aggregate approximately $71.0 million, of which $35.5 million was extended for one year in April 2011. The unsecured convertible notes and the remaining mortgage debt maturing in 2011 are expected to be repaid from operating cash flow, borrowings under the Revolving Credit Facilities and asset disposition proceeds. The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives.
     The Company continues to look beyond 2011 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.
Unconsolidated Joint Ventures
     At April 29, 2011, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due is as follows:

		Company’s
	Debt Matured	Proportionate
Unconsolidated Joint Ventures	(Millions)	Share (Millions)
Coventry II (A)	$39.6	$—
Other (B)	7.4	1.1

	$47.0	$1.1

(A)	See Off-Balance Sheet Arrangements

(B)	In accordance with the terms of a consensual foreclosure agreement entered into between the borrower and the servicer of the loan, a foreclosure complaint was approved by the applicable circuit court in March 2011. The foreclosure is proceeding in the ordinary course in accordance with governing state law and is expected to be finalized in the second quarter of 2011.
     At March 31, 2011, the Company’s unconsolidated joint venture mortgage debt maturing in 2011 was $641.6 million (of which the Company’s proportionate share is $217.6 million). Of this amount, $266.3 million (of which the Company’s proportionate share is $53.3 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). Additionally, $158.4 million of mortgage debt was refinanced in April 2011, of which $141.3 million was attributable to the Coventry II Fund assets (of which the Company’s proportionate share is $28.3 million).

Cash Flow Activity
     The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.
     The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2011	2010
Cash flow provided by operating activities	$60,373	$44,304
Cash flow (used for) provided by investing activities	(6,227)	34,687
Cash flow used for financing activities	(52,618)	(79,419)
     Operating Activities: The increase in cash flow from operating activities for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to an increase in accounts payable and accrued expenses.
     Investing Activities: The change in cash flow from investing activities for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the change in restricted cash as well as a decrease in the amount of asset sale proceeds, partially offset by an increase in proceeds from note repayments from unconsolidated joint ventures.
     Financing Activities: The change in cash flow used for financing activities for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a decrease in proceeds received from the issuance of common shares partially offset by a decrease in the level of debt repayments.
     The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $22.0 million for the three months ended March 31, 2011, as compared to $15.6 million of dividends paid for the same period in 2010. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2011.
     The Company declared a quarterly dividend of $0.04 per common share for the first quarter of 2011. The Company will continue to monitor the 2011 dividend policy and provide for adjustments, as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Sources and Uses of Capital
Acquisitions
     The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into prime assets with long-term growth potential. As part of that strategy, the Company acquired its partners’ 50% ownership interests in two shopping centers for $40 million during the first quarter of 2011. As a result of the transactions, the Company now owns 100% of the two prime shopping centers. The aggregate gross value of the shopping centers is $80 million, and a new $21.0 million, eleven-year mortgage encumbers one of the assets. The Company recorded an aggregate gain of approximately $21.7 million in connection with the acquisitions related to the step-up of its investment basis to fair value due to the change in control that occurred.
Dispositions
     During the three-month period ended March 31, 2011, the Company sold one shopping center property and one office property, aggregating 0.1 million square feet, at an aggregate sales price of $5.3 million. The Company recorded a net gain of $0.2 million, which excludes the impact of $3.3 million in related impairment charges that were recorded in 2010. In the first quarter of 2011, two of the Company’s joint ventures sold two shopping centers, aggregating approximately 0.3 million square feet, generating gross proceeds of approximately $29.7 million. The joint ventures recorded an aggregate net loss of approximately $0.9 million related to these asset sales, of which the Company recorded a net loss of approximately $1.9 million related to the write-off of its basis in the investments.
     As part of the Company’s portfolio management strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. For certain real estate assets for which the Company has entered into agreements that are subject to contingencies, including contracts executed subsequent to March 31, 2011, a loss of approximately $10 million could be recorded if all such sales were consummated on the terms currently being negotiated. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on these assets at March 31, 2011, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets’ current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
     In 2011, the Company expects to expend an aggregate of approximately $80.5 million, net, of which approximately $13.4 million, net, was spent through March 31, 2011 to develop, expand, improve and re-tenant various consolidated properties as part of its portfolio management strategy.

     The Company will continue to closely monitor its spending in 2011 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2011. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company adheres to strict investment criteria thresholds. The revised underwriting criteria followed over the past two years includes a higher cash-on-cost project return threshold, and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.
     The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At March 31, 2011, approximately $188.7 million of costs had been incurred in relation to these projects. The Company is also currently expanding/redeveloping five wholly-owned shopping center developments at a projected aggregate net cost of approximately $71.0 million. At March 31, 2011, approximately $51.6 million of costs had been incurred in relation to these redevelopment projects.
     At March 31, 2011, the Company has approximately $527.2 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or had not yet commenced. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the current market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.
     The Company and its joint venture partners intend to commence construction on various other developments, only after substantial tenant leasing has occurred and acceptable construction financing is available.
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

     The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at March 31, 2011, are as follows:

			Company-
	Effective		Owned Square
Unconsolidated Real Estate	Ownership		Feet	Total Debt
Ventures	Percentage(A)	Assets Owned	(Millions)	(Millions)

DDRTC Core Retail Fund LLC	15.0%	42 shopping centers in several states	11.7	$1,221.0
DDR Domestic Retail Fund I	20.0%	63 shopping centers in several states	8.3	965.2
Sonae Sierra Brasil BV Sarl	33.3%	10 shopping centers, a management company and three development projects in Brazil	3.9	117.3
DDR — SAU Retail Fund LLC	20.0%	27 shopping centers in several states	2.4	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
Funding for Unconsolidated Joint Ventures
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at March 31, 2011, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and has an initial maturity of July 2011. The Company reserved this advance in full in 2009 (see Coventry II Fund discussion below).
Coventry II Fund
     At March 31, 2011, the Company maintains several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Legal Matters).
     As of March 31, 2011, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $9.8 million. The Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, relating to the development of the project in Bloomfield Hills, Michigan (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties is approximately $39.9 million at March 31, 2011.

     Although the Company will not acquire additional investments through the Coventry II Fund joint ventures, additional funds may be required to address ongoing operational needs and costs associated with the joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities.
     A summary of the Coventry II Fund investments is as follows:

	Shopping Center or	Loan Balance
Unconsolidated Real Estate Ventures	Development Owned	Outstanding
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.6	(A), (B), (D), (E)
Coventry II DDR Buena Park LLC	Buena Park, California	61.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	15.6	(B), (C)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.7	(B), (C), (E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	141.3	(B), (C)
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.8	(B), (C), (E)
Coventry II DDR Westover LLC	San Antonio, Texas	20.5	(B)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	161.2	(B), (D), (E)
Service Holdings LLC	38 retail sites in several states	96.3	(B), (C), (E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The above-referenced $66.9 million Bloomfield Loan from the Company relating to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan. This Bloomfield Loan is considered past due and has been fully reserved by the Company.

(B)	As of March 31, 2011, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of March 31, 2011, the Company provided payment guaranties that are not greater than the proportion to its investment interest.

(D)	As of April 29, 2011, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(E)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
Other Joint Ventures
     The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guaranty to the third-party lending institution(s) providing construction financing.

     The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $3.9 billion and $4.2 billion at March 31, 2011 and 2010, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount which aggregated $41.7 million at March 31, 2011, including guaranties associated with the Coventry II Fund joint ventures.
     On February 2, 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an initial public offering of its common shares on the Sao Paulo Stock Exchange. The total proceeds raised of approximately US$280 million from the initial public offering will be used primarily to fund future developments and expansions, as well as repay a loan from its parent company, in which DDR owns a 50% interest. Our proportionate share of the loan repayment proceeds was approximately US$22.4 million. As a result of the initial public offering, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.
     The Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for Sonae Sierra Brasil. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
     The Company has interests in consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements that the Company enters into. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.
     For the three months ended March 31, 2011, $5.6 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total consolidated debt outstanding was $4.3 billion at March 31, 2011 and December 31, 2010 as compared to $4.7 billion at March 31, 2010.
     In February 2011, the Company executed the extension option of its term loan with KeyBank, N.A. to extend the maturity date to February 2012.
     In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.
     In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60 million. Also in March 2011, the Company entered into forward sale agreements to sell an aggregate of 9.5 million of its common shares for $130.2 million, or $13.71 per share, which settled in April 2011. The net proceeds from the issuance of these common shares were used to redeem $180 million of the Company’s 8% Class G preferred shares in April 2011. Any excess proceeds were used for general corporate purposes.
Capitalization
     At March 31, 2011, the Company’s capitalization consisted of $4.3 billion of debt, $555 million of preferred shares and $3.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.00, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2011), resulting in a debt to total market capitalization ratio of 0.50 to 1.0, as compared to a ratio of 0.57 to 1.0 at March 31, 2010. The closing price of the common shares on the New York Stock Exchange was $12.17 at March 31, 2010. At March 31, 2011, the Company’s total debt consisted of $3.7 billion of fixed-rate debt and $0.6 billion of variable-rate debt, including $185 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At March 31, 2010, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.9 billion of variable-rate debt, including $400.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.
     It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s and re-establishing an investment grade rating with S&P and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

Contractual Obligations and Other Commitments
     The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2011. The wholly-owned maturities for 2011 include the unsecured notes due and repaid in April 2011 aggregating $93.0 million and unsecured convertible notes due in August 2011 with an aggregate principal amount of $88.7 million and mortgage maturities of approximately $71.0 million. The Company expects to repay this indebtedness through new debt, extension of existing lending options, refinancing or using the availability on its Revolving Credit Facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At March 31, 2011, the Company had letters of credit outstanding of approximately $34.6 million. The Company has not recorded any obligations associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $12.4 million with general contractors for its wholly-owned and consolidated joint venture properties at March 31, 2011. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, assets sales or revolving credit facilities.
     The Company routinely enters into contracts for the maintenance of its properties, which typically can be cancelled upon 30 to 60 days notice without penalty. At March 31, 2011, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.3 million related to the maintenance of its properties and general and administrative expenses.
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

Economic Conditions
     The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 has continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2011. However, the Company believes there is an improvement in the level of optimism within its tenant base. Many retailers have executed contracts in 2010 and 2011 to open new stores and have strong store opening plans for 2012 and 2013. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection on the general outlook of consumers who are responding to the broader economic uncertainty by demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy is that the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total 2011 consolidated revenues (Walmart at 4.8%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
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
     The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of the Company’s overall GLA and, therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall long-term performance. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010).
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to the major tenant bankruptcies, the shopping center portfolio occupancy was at 88.1% at March 31, 2011. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot was $13.37 at March 31, 2011 as compared to $13.04 at March 31, 2010. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the first quarter of 2011 for the U.S. portfolio was only $2.44. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
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

Forward-Looking Statements
     Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including catalog sales and sales over the Internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize improvements in occupancy and operating results. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all, and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs, and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default, and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside of the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company may continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include the following:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations; and

•	Obstacles to the repatriation of earnings and cash.
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	The Company may have to restate certain financial statements as a result of changes in, or the adoption of, new accounting rules and regulations to which the Company is subject, including accounting rules and regulations affecting the Company’s accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2011				December 31, 2010
		Weighted- Average	Weighted- Average			Weighted- Average	Weighted- Average
	Amount (Millions)	Maturity (Years)	Interest Rate	Percentage of Total	Amount (Millions)	Maturity (Years)	Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,680.2	4.5	5.7%	86.2%	$3,428.1	4.3	5.8%	79.7%
Variable-Rate Debt(A)	$589.8	2.0	1.5%	13.8%	$873.9	1.7	2.3%	20.3%

(A)	Adjusted to reflect the $185 million and $150 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 3.9% and 3.4% at March 31, 2011 and December 31, 2010, respectively.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	March 31, 2011				December 31, 2010
		Company’s				Company’s
	Joint Venture Debt	Proportionate Share	Weighted- Average	Weighted- Average	Joint Venture Debt	Proportionate Share	Weighted- Average	Weighted- Average
	(Millions)	(Millions)	Maturity (Years)	Interest Rate	(Millions)	(Millions)	Maturity (Years)	Interest Rate
Fixed-Rate Debt	$3,237.1	$671.7	3.7	5.5%	$3,289.3	$707.3	4.1	5.6%
Variable-Rate Debt	$647.2	$119.1	2.0	4.7%	$661.5	$128.5	1.8	4.0%
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
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2011 and December 31, 2010, the interest rate on the Company’s $185 million and $150 million, respectively, consolidated floating rate debt, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.
     In February 2011, the Company entered into treasury locks with a notional amount of $200 million. The treasury locks were terminated in connection with the issuance of unsecured notes in March 2011. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.

     The carrying value of the Company’s fixed-rate debt is adjusted to include the $185 million and $150 million that were swapped to a fixed rate at March 31, 2011 and December 31, 2010, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at March 31, 2011 and December 31, 2010, is summarized as follows (in millions):

	March 31, 2011					December 31, 2010
				100 Basis Point					100 Basis Point
				Increase in Market					Increase in Market
	Carrying Value	Fair Value		Interest Rates		Carrying Value	Fair Value		Interest Rates
Company’s fixed-rate debt	$3,680.2	$3,939.9	(A)	$3,864.0	(B)	$3,428.1	$3,647.2	(A)	$3,527.0	(B)
Company’s proportionate share of joint venture fixed-rate debt	$671.7	$657.6		$640.0		$707.3	$691.9		$672.7

(A)	Includes the fair value of interest rate swaps, which was a liability of $4.6 million and $5.2 million at March 31, 2011 and December 31, 2010, respectively.

(B)	Includes the fair value of interest rate swaps, which was an asset of $1.2 million and a liability of $3.1 million at March 31, 2011 and December 31, 2010, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at March 31, 2011 would result in an increase in interest expense of approximately $1.5 million for the Company and $0.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
     The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2011, the Company had no other material exposure to market risk.

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
     During the three-month period ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
	(a) Total		Shares Purchased as	Shares that May Yet
	number of shares		Part of Publicly	Be Purchased Under
	purchased	(b) Average Price	Announced Plans or	the Plans or
	(1)	Paid per Share	Programs	Programs
January 1 — 31, 2011	67,991	$13.68	—	—
February 1 — 28, 2011	30,373	13.83	—	—
March 1 — 31, 2011	33,285	13.43	—	—

Total	131,649	$13.65	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

4.1	Thirteenth Supplemental Indenture, dated as of Mach 13, 2011, by and between the Company and U.S. Bank National Association

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101.SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

2	Submitted electronically herewith.
     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.
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
DEVELOPERS DIVERSIFIED REALTY CORPORATION

(Date) May 9, 2011	/s/ Christa A. Vesy
Christa A. Vesy, Senior Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg. S-K Item	Form 10-Q		Incorporated Herein
601	Exhibit No.	Description	by Reference
4.1	4.1	Thirteenth Supplemental Indenture, dated as of March 13, 2011, by and between the Company and U.S. Bank National Association	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith