Form 10-Q
period 2011-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2011-08-08
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2011, the registrant had 276,402,977 outstanding common shares, $0.10 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Operations for the Six-Month Periods Ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Land	$1,843,033	$1,837,403
Buildings	5,506,914	5,491,489
Fixtures and tenant improvements	360,196	339,129

	7,710,143	7,668,021
Less: Accumulated depreciation	(1,538,522)	(1,452,112)

	6,171,621	6,215,909
Land held for development and construction in progress	708,365	743,218
Real estate held for sale, net	195	—

Total real estate assets, net	6,880,181	6,959,127
Investments in and advances to joint ventures	415,584	417,223
Cash and cash equivalents	15,425	19,416
Restricted cash	4,068	4,285
Notes receivable, net	102,196	120,330
Other assets, net	249,410	247,709

	$7,666,864	$7,768,090

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,256,598	$2,043,582
Revolving credit facilities	170,555	279,865

	2,427,153	2,323,447

Secured indebtedness:
Term loan	500,000	600,000
Mortgage and other secured indebtedness	1,286,998	1,378,553

	1,786,998	1,978,553

Total indebtedness	4,214,151	4,302,000
Accounts payable and accrued expenses	137,532	127,715
Dividends payable	18,034	12,092
Equity derivative liability — affiliate	—	96,237
Other liabilities	83,497	95,359

Total liabilities	4,453,214	4,633,403

Commitments and contingencies (Note 9)
Developers Diversified Realty Corporation Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2010	—	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 276,711,707 and 256,267,750 shares issued at June 30, 2011 and December 31, 2010, respectively	27,671	25,627
Paid-in capital	4,140,370	3,868,990
Accumulated distributions in excess of net income	(1,402,858)	(1,378,341)
Deferred compensation obligation	12,661	14,318
Accumulated other comprehensive income	34,410	25,646
Less: Common shares in treasury at cost: 652,915 and 712,310 shares at June 30, 2011 and December 31, 2010, respectively	(12,139)	(14,638)

Total DDR shareholders’ equity	3,175,115	3,096,602
Non-controlling interests	38,535	38,085

Total equity	3,213,650	3,134,687

	$7,666,864	$7,768,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues from operations:
Minimum rents	$133,182	$131,744
Percentage and overage rents	871	593
Recoveries from tenants	44,362	41,936
Fee and other income	20,080	22,327

	198,495	196,600

Rental operation expenses:
Operating and maintenance	36,746	35,601
Real estate taxes	27,091	25,048
Impairment charges	18,352	74,967
General and administrative	17,979	19,090
Depreciation and amortization	56,750	54,561

	156,918	209,267

Other income (expense):
Interest income	2,417	1,525
Interest expense	(59,579)	(56,190)
Loss on debt retirement, net	—	(1,090)
Gain on equity derivative instruments	—	21,527
Other expense, net	(6,347)	(11,428)

	(63,509)	(45,656)

Loss before earnings from equity method investments and other items	(21,932)	(58,323)
Equity in net income (loss) of joint ventures	16,567	(623)
Impairment of joint venture investments	(1,636)	—
Gain on change in control of interests	981	—

Loss before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(6,020)	(58,946)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(435)	3,616

Loss from continuing operations	(6,455)	(55,330)
Loss from discontinued operations	(9,124)	(66,428)

Loss before gain on disposition of real estate	(15,579)	(121,758)
Gain on disposition of real estate, net of tax	2,310	592

Net loss	$(13,269)	$(121,166)
Non-controlling interests	(114)	34,591

Net loss attributable to DDR	$(13,383)	$(86,575)

Write-off of original preferred share issuance costs	(6,402)	—
Preferred dividends	(7,085)	(10,567)

Net loss attributable to DDR common shareholders	$(26,870)	$(97,142)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.07)	$(0.21)
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.18)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.39)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.07)	$(0.30)
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.17)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.47)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues from operations:
Minimum rents	$266,125	$264,232
Percentage and overage rents	2,866	2,612
Recoveries from tenants	90,573	88,003
Fee and other income	40,114	42,284

	399,678	397,131

Rental operation expenses:
Operating and maintenance	74,476	69,669
Real estate taxes	53,698	52,170
Impairment charges	22,208	74,967
General and administrative	47,357	42,366
Depreciation and amortization	112,235	109,128

	309,974	348,300

Other income (expense):
Interest income	5,213	2,858
Interest expense	(119,363)	(111,797)
Gain (loss) on equity derivative instruments	21,926	(3,340)
Other expense, net	(5,006)	(14,481)

	(97,230)	(126,760)

Loss before earnings from equity method investments and other items	(7,526)	(77,929)
Equity in net income of joint ventures	18,541	1,023
Impairment of joint venture investments	(1,671)	—
Gain on change in control of interests	22,710	—

Income (loss) before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	32,054	(76,906)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(761)	2,614

Income (loss) from continuing operations	31,293	(74,292)
Loss from discontinued operations	(10,632)	(73,375)

Income (loss) before gain (loss) on disposition of real estate	20,661	(147,667)
Gain (loss) on disposition of real estate, net of tax	1,449	(83)

Net income (loss)	$22,110	$(147,750)
Non-controlling interests	(181)	36,928

Net income (loss) attributable to DDR	$21,929	$(110,822)

Write-off of original preferred share issuance costs	(6,402)	—
Preferred dividends	(17,653)	(21,134)

Net loss attributable to DDR common shareholders	$(2,126)	$(131,956)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.03	$(0.35)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.20)

Net loss attributable to DDR common shareholders	$(0.01)	$(0.55)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.05)	$(0.35)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.20)

Net loss attributable to DDR common shareholders	$(0.09)	$(0.55)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2011	2010
Net cash flow provided by operating activities:	$133,904	$127,981

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(68,595)	(75,804)
Equity contributions to joint ventures	(7,068)	(18,497)
Repayments of (advances to) joint venture advances, net	23,130	(108)
Distributions of proceeds from sale and refinancing of joint venture interests	14,033	3,567
Return on investments in joint ventures	5,541	14,761
Repayment (issuance) of notes receivable, net	13,934	(4,550)
Decrease in restricted cash	217	60,199
Proceeds from disposition of real estate	70,883	65,682

Net cash flow provided by investing activities:	52,075	45,250

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(115,908)	(113,007)
Repayment of senior notes	(93,038)	(389,924)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $350 and $400 in 2011 and 2010, respectively	295,495	296,785
Proceeds from mortgages and other secured debt	121,956	4,327
Repayment of term loans and mortgage debt	(362,904)	(325,278)
Payment of debt issuance costs	(9,394)	(2,309)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $686 in 2011 and $524 in 2010	129,939	382,755
Proceeds from issuance of common shares related to the exercise of warrants	59,873	—
Redemption of preferred shares	(180,000)	—
(Purchase of) proceeds from the issuance of common shares in conjunction with equity award plans	(979)	90
Contributions from non-controlling interests	187	328
Distributions to non-controlling interests and redeemable operating partnership units	(1,269)	(2,017)
Dividends paid	(34,102)	(30,153)

Net cash flow used for financing activities	(190,144)	(178,403)

Cash and cash equivalents
Decrease in cash and cash equivalents	(4,165)	(5,172)
Effect of exchange rate changes on cash and cash equivalents	174	(80)
Cash and cash equivalents, beginning of period	19,416	26,172

Cash and cash equivalents, end of period	$15,425	$20,920

Supplemental disclosure of non-cash investing and financing activities:
     At June 30, 2011, dividends payable were approximately $18.0 million. In conjunction with the acquisition of its partners’ interests in two shopping centers (Note 3), the Company reversed its previously held equity interest by increasing Investments in and Advances to Joint Ventures by approximately $7.8 million as the investment basis was negative, increased net real estate assets by approximately $34.8 million for its previously held proportionate share of the assets, and assumed debt of approximately $50.1 million. In addition, in March 2011, warrants were exercised for an aggregate of 10 million common shares. The equity derivative liability — affiliate of $74.3 million was reclassified from liabilities to additional paid-in capital upon exercise. In conjunction with the redemption of the Company’s Class G cumulative redeemable preferred shares, the Company recorded a non-cash charge to net income available to common shareholders of $6.4 million related to the write-off of the original issuance costs. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2011.
     At June 30, 2010, dividends payable were $12.0 million. The Company deconsolidated one entity in connection with the adoption of the consolidation rules effective January 1, 2010. This resulted in a reduction to Real Estate Assets, net of approximately $28.7 million, an increase to Investments in and Advances to Joint Ventures of approximately $8.4 million, a reduction in Non-controlling Interests of approximately $12.4 million and an increase to Accumulated Distributions in Excess of Net Income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable secured by a development project resulting in an increase to Real Estate Assets and a decrease to Notes Receivable of approximately $19.0 million. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2010.
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
     Principles of Consolidation
     The Company follows the provisions of Accounting Standards Codification No. 810, Consolidation (“ASC 810”). This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.
     At June 30, 2011 and December 31, 2010, the Company’s investments in consolidated real estate joint ventures that are deemed to be VIEs in which the Company is deemed to be the primary beneficiary have total real estate assets of $384.9 million and $374.2 million, respectively, mortgages of $41.8 million and $42.9 million, respectively, and other liabilities of $14.8 million and $13.7 million, respectively.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
     Comprehensive Loss
     Comprehensive income (loss) is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(13,269)	$(121,166)	$22,110	$(147,750)
Other comprehensive income (loss):
Settlement/change in fair value of interest-rate contracts	(987)	4,102	(2,772)	7,570
Amortization of interest-rate contracts	47	(61)	40	(154)
Foreign currency translation	7,879	(4,255)	12,855	(16,157)

Total other comprehensive income (loss)	6,939	(214)	10,123	(8,741)

Comprehensive (loss) income	$(6,330)	$(121,380)	$32,233	$(156,491)
Comprehensive (income) loss attributable to non-controlling interests	(350)	37,495	(1,539)	41,304

Total comprehensive (loss) income attributable to DDR	$(6,680)	$(83,885)	$30,694	$(115,187)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
     At June 30, 2011 and December 31, 2010, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 230 and 236 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2011	December 31, 2010
Condensed Combined Balance Sheets
Land	$1,553,101	$1,566,682
Buildings	4,747,856	4,783,841
Fixtures and tenant improvements	162,927	154,292

	6,463,884	6,504,815
Less: Accumulated depreciation	(779,377)	(726,291)

	5,684,507	5,778,524
Land held for development and construction in progress	242,917	174,237

Real estate, net	5,927,424	5,952,761
Receivables, net	110,332	111,569
Leasehold interests	9,716	10,296
Other assets	572,537	303,826

	$6,620,009	$6,378,452

Mortgage debt	$3,895,393	$3,940,597
Notes and accrued interest payable to DDR	95,113	87,282
Other liabilities	220,792	186,333

	4,211,298	4,214,212
Accumulated equity	2,408,711	2,164,240

	$6,620,009	$6,378,452

Company’s share of accumulated equity	$496,369	$480,200

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Condensed Combined Statements of Operations

Revenues from operations	$178,337	$163,010	$349,251	$325,587

Operating expenses	65,667	67,988	128,124	130,972
Depreciation and amortization	45,117	46,594	92,549	92,174
Interest expense	56,641	58,878	114,005	116,730

	167,425	173,460	334,678	339,876

Income (loss) before tax expense and discontinued operations	10,912	(10,450)	14,573	(14,289)
Income tax expense (primarily Sonae Sierra Brasil), net	(11,386)	(5,035)	(17,530)	(9,833)

Loss from continuing operations	(474)	(15,485)	(2,957)	(24,122)
Discontinued operations:
Income (loss) from discontinued operations	110	(12,765)	(471)	(12,227)
Gain on debt forgiveness (A)	2,976	—	2,976	—
Gain (loss) on disposition of real estate, net of tax (B)	22,756	(3,212)	21,893	(11,963)

Gain (loss) before gain on disposition of real estate, net	25,368	(31,462)	21,441	(48,312)
Gain on disposition of real estate, net	—	17	—	17

Net income (loss)	$25,368	$(31,445)	$21,441	$(48,295)

Company’s share of equity in net income (loss) of joint ventures (C)	$16,532	$(1,824)	$20,439	$(164)

(A)	Gain on debt forgiveness is related to one property owned by an unconsolidated joint venture that was transferred to the lender pursuant to a consensual foreclosure proceeding. The operations of the asset have been reclassified as discontinued operations in the combined condensed statement of operations presented.

(B)	For the six months ended June 30, 2011, gain on disposition of discontinued operations includes the sale of three properties by three of the Company’s unconsolidated joint ventures, of which one was sold in the second quarter of 2011. The Company’s proportionate share of the aggregate gain for the assets sold for the three- and six-month periods ended June 30, 2011 was approximately $12.6 million and $10.7 million, respectively.

For the six months ended June 30, 2010, loss on disposition of discontinued operations includes the sale of 24 properties by three separate unconsolidated joint ventures, of which eight were sold during the second quarter of 2010. In the fourth quarter of 2009, these joint ventures recorded impairment charges aggregating $170.9 million related to certain of these asset sales. The Company’s proportionate share of the loss on sales approximated $1.3 million for the six months ended June 30, 2010.

(C)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net income (loss) for these items are reflected as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Income (expense), net	$—	$1.2	$(1.9)	$1.2
     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30,	December 31,
	2011	2010
Company’s share of accumulated equity	$496.4	$480.2
Basis differentials (A)	(172.9)	(147.5)
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(3.4)
Notes receivable from investments	0.4	0.6
Notes and accrued interest payable to DDR (B)	95.1	87.3

Investments in and advances to joint ventures	$415.6	$417.2

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from its proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, reserves on notes receivable and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

(B)	The Company has made advances to several joint ventures that bear annual interest at rates ranging from 10.5% to 12.0%. The Company advanced financing of $66.9 million, which includes accrued interest of $8.8 million, to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, related to a development project in Bloomfield Hills, Michigan (the “Bloomfield Loan”). This loan accrues interest at a base rate of the greater of LIBOR plus 700 basis points or 12% and a default rate of 16% and has a stated maturity of July 2011. This loan is in default and was fully reserved by the Company in 2008. During the three-month period ended June 30, 2011, the Company recorded a $1.6 million reserve associated with a $4.3 million construction loan advanced to a 50% owned joint venture. The impairment was driven by the recent deterioration in value of the real estate collateral supporting the note. The stated terms are payable on demand from available cash flow from the property after debt service on the first mortgage. The reserve is classified as an impairment of joint venture investments in the condensed consolidated statement of operations for the six-month period ended June 30, 2011.
     Service fees and income earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Management and other fees	$7.3	$7.7	$14.7	$16.9
Financing and other fees	0.3	0.2	0.3	0.2
Development fees and leasing commissions	1.9	2.0	3.7	3.7
Interest income	—	0.1	0.1	0.2
Sonae Sierra Brasil
     In February 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an initial public offering of its common shares on the Sao Paulo Stock Exchange. The total proceeds raised of approximately US$280 million from the initial public offering will be used primarily to fund future developments and expansions, as well as repay a loan from its parent company, in which DDR owns a 50% interest. A substantial amount of these proceeds are included in other assets of the condensed combined balance sheet as of June 30, 2011, disclosed above. The Company’s share of the loan repayment proceeds, which were received during the first quarter of 2011, was approximately US$22.4 million. As a result of the initial public offering, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.
Other Joint Venture Interests
     In the first quarter of 2011, the Company acquired its partners’ 50% ownership interests in two shopping centers (Note 3).
     In the second quarter of 2011, a 50% owned joint venture sold a shopping center asset to a third party for gross proceeds of $50.3 million. The gain recorded by the joint venture was $22.8 million, of which the Company’s share was $12.6 million, which includes the recognition of a previously recorded deferred gain that was associated with the initial formation of the joint venture.

3. ACQUISITIONS
     In January and March 2011, in two separate transactions, the Company acquired its partners’ 50% ownership interests in two shopping centers for an aggregate purchase price of $40.0 million. The Company acquired these assets pursuant to the terms of the respective underlying joint venture agreements. After closing, the Company repaid one mortgage note payable with a principal amount of $29.2 million in total and refinanced the other mortgage with a new $21.0 million, eleven-year mortgage note payable. As a result of the transactions, the Company owns 100% of the two shopping centers with an aggregate gross value of approximately $80.0 million. The Company accounted for both of these transactions as step acquisitions using the purchase method of accounting. Due to the change in control that occurred, the Company recorded an aggregate gain of approximately $22.7 million associated with the acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.
     Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangible assets generally consisting of: (i) above- and below-market leases; (ii) in-place leases; and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the estimated terms of any below-market fixed-rate renewal options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Such amounts are amortized to depreciation and amortization expense over the weighted average remaining initial term (and expected renewal periods for tenant relationships). The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

     The acquisition of the two shopping centers was allocated as follows (in thousands):

Land	$18,184
Buildings	50,683
Tenant improvements	752
Intangible assets (1)	10,753

80,372
Less: Mortgage debt assumed	(50,127)
Less: Below-market leases	(672)

Net assets acquired	$29,573

(1)	Includes above-market value of leases of approximately $0.7 million.
     Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 5):

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
     Notes receivable consist of the following (in millions):

	June 30, 2011	December 31, 2010
Loan receivable (A)	$93.1	$103.7
Other notes	2.9	2.8
Tax Increment Financing Bonds (“TIF Bonds”): (B)
Chemung County Industrial Development Agency	2.0	2.0
City of Merriam, Kansas	1.0	2.3
City of St. Louis, Missouri	3.2	3.2
Town of Plainville, Connecticut (C)	—	6.3

	6.2	13.8

	$102.2	$120.3

(A)	Amounts exclude notes receivable and advances from unconsolidated joint ventures including the Bloomfield Loan, which was in default and fully reserved at June 30, 2011 and December 31, 2010 (Note 2).

(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

(C)	Repaid during the second quarter of 2011.
     As of June 30, 2011 and December 31, 2010, the Company had six and seven loans receivable outstanding, with total remaining discretionary commitments of $3.2 million and $4.0 million, respectively. In June 2011, the Company sold a note receivable with a face value, including accrued interest, of $11.8 million for proceeds of $6.8 million, which resulted in the recognition of a $5.0 million reserve that is recorded in other expense in the condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2011.
5. OTHER ASSETS, NET
     Other assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$16,288	$14,228
Tenant relations, net	12,828	9,035

Total intangible assets (A)	29,116	23,263
Other assets:
Accounts receivable, net (B)	114,260	123,259
Deferred charges, net	50,088	44,988
Prepaids	12,827	11,566
Deposits	37,559	41,160
Other assets	5,560	3,473

Total other assets, net	$249,410	$247,709

(A)	The Company recorded amortization expense of $2.0 million and $1.7 million for the three-month periods ended June 30, 2011 and 2010, and $3.5 million and $3.4 million for the six-month periods ended June 30, 2011 and 2010, respectively, related to these intangible assets.

(B)	Includes straight-line rent receivables, net, of $56.2 million for both periods presented.

6. REVOLVING CREDIT FACILITIES AND TERM LOAN
     The following table discloses certain information regarding the Company’s Revolving Credit Facilities and Term Loan (in millions):

		Weighted-
	Carrying	Average Interest
	Value at	Rate at
	June 30, 2011	June 30, 2011	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$150.6	2.5%	February 2016
PNC Facility	20.0	1.8%	February 2016
Secured indebtedness:
Term loan	500.0	3.0%	September 2014
     Revolving Credit Facilities
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced the availability from $950 million to $750 million. The Unsecured Credit Facility maturity date was extended by two additional years from February 2014 to February 2016 and the current interest rate changed from LIBOR plus 275 basis points to LIBOR plus 165 basis points. The Unsecured Credit Facility provides for borrowings of $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, that was reduced in June 2011 from 50 basis points to 35 basis points on the entire facility. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. The Company has borrowings outstanding in Euro and Canadian dollars.
     The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, that also was amended in June 2011 (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.
     The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at June 30, 2011), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.65% at June 30, 2011). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2011.

      Term Loan
     The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent (the “Term Loan”). The Company amended the Term Loan in June 2011 and reduced the amount outstanding from $550 million to $500 million with an accordion feature of up to $600 million. The amended Term Loan matures in September 2014 with a one-year extension option. Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% at June 30, 2011). The collateral for the Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at June 30, 2011.
7. SENIOR NOTES
     In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes, due April 2018. The notes were offered to investors at a discount to par of 99.315%, resulting in an effective interest rate of 4.86%.
8. FINANCIAL INSTRUMENTS
     Cash Flow and Fair Value Hedges
     In June 2011, the Company entered into an interest rate swap with a notional amount of $100.0 million. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap converts LIBOR into a fixed rate on the Term Loan.
     In March 2011, the Company entered into an interest rate swap with a notional amount of $85.0 million. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap converts LIBOR into a fixed rate for seven-year mortgage debt entered into in 2011.
     In March 2011, the Company terminated an interest rate swap with a notional amount of $50.0 million. The swap converted LIBOR into a fixed rate on the Company’s Revolving Credit Facilities. The fair value of the interest rate swap as of the termination date was not material.
     In February 2011, the Company entered into treasury locks with an aggregate notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of the $300.0 million aggregate principal amount of senior notes in March 2011, resulting in a payment of approximately $2.2 million to the counterparty. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then-anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.

     Measurement of Fair Value
     At June 30, 2011, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consist of interest rate swap agreements (included in other liabilities) and marketable securities (included in other assets) from investments in the Company’s elective deferred compensation plan at June 30, 2011, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at
	June 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$5.6	$—	$5.6
Marketable securities	$2.9	$—	$—	$2.9
     The unrealized loss of $0.4 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in unrealized gains or losses relating to derivative liabilities that remain outstanding at June 30, 2011, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments. The unrealized loss of $0.4 million is in addition to the $2.2 million payment made to the counterparty related to the treasury locks that were executed and settled during the six months ended June 30, 2011.
      Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities
     The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments, approximated fair value because of their short-term maturities.
     Notes Receivable and Advances to Affiliates
     The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $110.2 million and $120.8 million at June 30, 2011 and December 31, 2010, respectively, as compared to the carrying amounts of $110.7 million and $122.6 million, respectively. The carrying value of the tax increment financing bonds, which was $6.2 million and $13.8 million at June 30, 2011 and December 31, 2010, respectively, approximated their fair value as of both periods. The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

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
     Debt instruments at June 30, 2011 and December 31, 2010, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$2,256,598	$2,510,932	$2,043,582	$2,237,320
Revolving credit facilities and term loan	670,555	673,578	879,865	875,851
Mortgage payable and other indebtedness	1,286,998	1,288,906	1,378,553	1,394,393

	$4,214,151	$4,473,416	$4,302,000	$4,507,564

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
     The Company has an interest in consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages currency exposure related to the net assets of its Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements.
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

Aggregate Notional	LIBOR Fixed
Amount (in millions)	Rate	Maturity Date

$100	4.8%	February 2012
$100	1.0%	June 2014
$85	2.8%	September 2017
     All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.8 million.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the six-month periods ended June 30, 2011 and 2010, the amount of hedge ineffectiveness recorded was not material.
     The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, as follows (in millions):

Liability Derivatives
	June 30, 2011		December 31, 2010
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value
Interest rate products	Other liabilities	$5.6	Other liabilities	$5.2
     The effect of the Company’s derivative instruments on net loss is as follows (in millions):

Location of
Gain or
(Loss)
					Reclassified	Amount of Gain Reclassified from
	Amount of Gain (Loss) Recognized in				from	Accumulated OCI into Loss
	OCI on Derivatives (Effective Portion)				Accumulated	(Effective Portion)
Derivatives	Three-Month		Six-Month		OCI into	Three-Month		Six-Month
in Cash	Periods Ended		Periods Ended		Loss	Periods Ended		Periods Ended
Flow	June 30		June 30		(Effective	June 30		June 30
Hedging	2011	2010	2011	2010	Portion)	2011	2010	2011	2010
Interest rate					Interest
products	$(1.0)	$4.1	$(2.6)	$7.6	expense	$ —	$0.1	$ —	$0.2

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
     Net Investment Hedges
     The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements, which expose the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
     The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on
	Derivatives (Effective Portion)
	Three-Month Periods		Six-Month Periods
	Ended June 30		Ended June 30
Derivatives in Net Investment Hedging Relationships	2011	2010	2011	2010
Euro — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(0.9)	$6.7	$(3.5)	$12.4

Canadian dollar — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$(0.1)	$3.1	$(3.1)	$(0.2)

     See discussion of equity derivative instruments in Note 10.

9. COMMITMENTS AND CONTINGENCIES
     Accrued Expense
     The Company recorded a charge of $10.7 million in the first quarter of 2011 as a result of the termination without cause of its Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement dated July 2009. This charge included stock-based compensation expense of approximately $1.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards partially offset by the forfeiture of previously expensed awards that will no longer be issued. At June 30, 2011, approximately $8.3 million was included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet related to this obligation.
     Legal Matters
     The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.
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
     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company has filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that as a matter of law and fact, that Coventry did not have the right to terminate the management agreements for cause.
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

10. EQUITY
     The following table summarizes the changes in equity since December 31, 2010 (in millions):

	Developers Diversified Realty Corporation Equity
				Accumulated
				Distributions		Accumulated
				in Excess of	Deferred	Other	Treasury	Non-
	Preferred	Common	Paid-in	Net Income	Compensation	Comprehensive	Stock at	Controlling
	Shares	Shares	Capital	(Loss)	Obligation	Income (Loss)	Cost	Interests	Total
Balance, December 31, 2010	$555.0	$25.6	$3,869.0	$(1,378.3)	$14.3	$25.6	$(14.6)	$38.1	$3,134.7
Issuance of common shares related to the exercise of stock options, dividend reinvestment plan and director compensation			0.7				0.2		0.9
Issuance of common shares related to exercise of warrants		1.0	133.3						134.3
Issuance of common shares for cash offering		1.0	128.9						129.9
Contributions from non-controlling interests								0.2	0.2
Issuance of restricted stock		0.1	(2.3)		0.2		2.2		0.2
Vesting of restricted stock			1.7		(1.9)		0.1		(0.1)
Stock-based compensation expense			2.7						2.7
Redemption of preferred shares	(180.0)		6.4	(6.4)					(180.0)
Dividends declared-common shares				(21.7)					(21.7)
Dividends declared-preferred shares				(18.3)					(18.3)
Distributions to non-controlling interests								(1.3)	(1.3)
Comprehensive income:
Net income				21.9				0.2	22.1
Other comprehensive (loss) income:
Settlement/change in fair value of interest rate contracts						(2.8)			(2.8)
Foreign currency translation						11.6		1.3	12.9

Comprehensive income	—	—	—	21.9	—	8.8	—	1.5	32.2

Balance, June 30, 2011	$375.0	$27.7	$4,140.4	$(1,402.8)	$12.6	$34.4	$(12.1)	$38.5	$3,213.7

     Common Shares and Redemption of Preferred Shares
     In March 2011, Mr. Alexander Otto and certain members of his family (the “Otto Family”) exercised their warrants for 10 million common shares for cash proceeds of $60 million. In addition, in March 2011, the Company entered into a forward sale agreement to sell an aggregate of 9.5 million of its common shares for net proceeds aggregating $130.2 million, or $13.71 per share, which settled in April 2011.
     In April 2011, the Company redeemed all of its outstanding shares of 8.0% Class G cumulative redeemable preferred shares at a redemption price of $25.105556 per Class G depositary share (the sum of $25.00 per share and dividends per share of $0.105556 prorated to the redemption date). The Company recorded a charge of approximately $6.4 million to net loss available to common shareholders in the second quarter of 2011 related to the write-off of the Class G preferred shares’ original issuance costs.
     Dividends
     Common share dividends declared were $0.04 and $0.08 per share, respectively, for the three- and six-month periods ended June 30, 2011, which were paid in cash. Common share dividends declared were $0.02 and $0.04 per share, respectively, for the three- and six-month periods ended June 30, 2010, which were paid in cash.
     Deferred Obligations
     Certain officers elected to have their deferred compensation distributed in 2011, which resulted in a reduction of the deferred obligation and corresponding increase to paid-in capital of approximately $2.2 million.
     Equity Derivative Instruments — Otto Transaction
     In February 2009, the Company entered into a stock purchase agreement with the Otto Family that provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to members of the Otto Family. In March 2011, the Otto Family notified the Company regarding its intent to exercise the warrants. As discussed above, all of the warrants were exercised in March 2011 for cash at $6.00 per common share. The exercise price of the warrants was subject to downward adjustment if the weighted average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant was less than $6.00 per share (herein referred to as the “Downward Price Protection Provisions”).
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
     The fair value of the Company’s equity derivative instruments (warrants) were classified on the Company’s balance sheet as equity derivative liability-affiliate and had a fair value of $74.3 million at March 18, 2011, the exercise date, which was reclassified to paid-in capital and aggregated with the cash proceeds in the presentation above.
     The effect of the Company’s equity derivative instruments on net income (loss) is as follows (in millions):

		Three-Month Periods		Six-Month Periods
Derivatives not		Ended June 30,		Ended June 30,
Designated	Income Statement	2011	2010	2011	2010
as Hedging Instruments	Location	Gain (Loss)		Gain (Loss)
Warrants	Gain (loss) on equity derivative instruments	$—	$21.5	$21.9	$(3.3)
     Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis
     The valuation of these instruments was determined using an option pricing model that considered all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures were susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% - 3.2% in the first quarter of 2011 and 3.1% — 4.2% in the first six months of 2010. Since the initial valuation date, the Company used historical volatility assumptions to determine the estimate of fair value of the five-year warrants. The Company believed that the long-term historic volatility better represented the long-term future volatility and was more consistent with how an investor would view the value of these securities. The Company continually reassessed these assumptions and reviewed the assumptions again in March 2011 upon notification from the Otto Family regarding their intent to exercise the warrants. The Company determined that an implied volatility assumption was more representative of how a market participant would value the instruments given the shorter term nature of the warrants. The volatility assumptions used were 36.6% in the first quarter of 2011 and 78.3% in the first six months of 2010. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.
     The table below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that were included in other liabilities at December 31, 2010 and having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity
Derivative
Instruments —
Liability
Balance of Level 3 at December 31, 2010	$96.2
Unrealized gain	(21.9)
Transfer out of liability to paid-in capital	(74.3)

Balance of Level 3 at June 30, 2011	$—

11. FEE AND OTHER INCOME
     Fee and other income from continuing operations were comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Management, development and other fee income	$11.9	$13.2	$23.6	$27.2
Ancillary and other property income	7.1	4.6	14.3	9.3
Lease termination fees	0.8	3.0	1.3	3.6
Financing fees	0.2	0.2	0.6	0.4
Other miscellaneous	0.1	1.3	0.3	1.8

	$20.1	$22.3	$40.1	$42.3

12. IMPAIRMENT CHARGES
     The Company recorded impairment charges during the three- and six-month periods ended June 30, 2011 and 2010, on the following consolidated assets based on the difference of the carrying value of the assets and the estimated fair market value (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Land held for development (A)	$—	$54.3	$—	$54.3
Undeveloped land (B)	—	4.9	3.8	4.9
Assets marketed for sale (B)	18.4	15.8	18.4	15.8

Total continuing operations	$18.4	$75.0	$22.2	$75.0

Sold assets or assets held for sale	1.9	22.6	3.9	25.7
Assets formerly occupied by Mervyns (C)	—	35.3	—	35.3

Total impairment charges	$20.3	$132.9	$26.1	$136.0

(A)	Amounts reported in the second quarter of 2010 related to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During the second quarter of 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing.

(C)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations, for the three- and six-month periods ended June 30, 2010. The 2010 impairment charges were triggered in the second quarter of 2010 primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment of these assets. As discussed in Note 13, these assets were deconsolidated in 2010 and all operating results, including the impairment charges, have been reclassified as discontinued operations.

     Items Measured at Fair Value on a Non-Recurring Basis
     The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the six-month period ended June 30, 2011. The table indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at June 30, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Long-lived assets — held and used and held for sale	$—	$—	$51.9	$51.9	$26.1
13. DISCONTINUED OPERATIONS
     All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2011 and 2010. The Company has one asset considered held for sale at June 30, 2011. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three- and six-month periods ended June 30, 2011 and 2010, are 12 properties sold in 2011 and one property held for sale at June 30, 2011 aggregating 0.8 million square feet, and 31 properties sold in 2010, (including two held for sale at December 31, 2009) aggregating 2.9 million square feet, respectively. In addition, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in 2010, aggregating 1.9 million square feet, which represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for the three- and six-month periods ended June 30, 2010, as the Company has no significant continuing involvement. The balance sheet related to the asset held for sale and the operating results related to assets sold, designated as held for sale or deconsolidated as of June 30, 2011, are as follows (in thousands):

June 30,
2011
Land	$12.3
Building	865.8
Fixtures and tenant improvements	43.6

921.7
Less: Accumulated depreciation	(727.1)

Total assets held for sale	$194.6

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues	$1,057	$5,875	$3,184	$12,702

Operating expenses	308	3,940	999	8,208
Impairment charges	1,904	57,920	3,887	60,993
Interest, net	327	4,005	878	8,400
Depreciation and amortization	378	2,381	1,032	4,985

	2,917	68,246	6,796	82,586

Loss from discontinued operations	(1,860)	(62,371)	(3,612)	(69,884)
Loss on disposition of real estate	(7,264)	(4,057)	(7,020)	(3,491)

Net loss	$(9,124)	$(66,428)	$(10,632)	$(73,375)

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Basic Earnings:
Continuing Operations:
(Loss) income from continuing operations	$(6,455)	$(55,330)	$31,293	$(74,292)
Plus: Gain (loss) on disposition of real estate	2,310	592	1,449	(83)
Plus: (Loss) income attributable to non-controlling interests	(114)	12,296	(181)	12,194

(Loss) income from continuing operations attributable to DDR	(4,259)	(42,442)	32,561	(62,181)
Write-off of original preferred share issuance costs	(6,402)	—	(6,402)	—
Preferred dividends	(7,085)	(10,567)	(17,653)	(21,134)

Basic — (Loss) income from continuing operations attributable to DDR common shareholders	(17,746)	(53,009)	8,506	(83,315)
Less: Earnings attributable to unvested shares and operating partnership units	(93)	(31)	(203)	(62)

Basic — (Loss) income from continuing operations	$(17,839)	$(53,040)	$8,303	$(83,377)

Discontinued Operations:
Loss from discontinued operations	(9,124)	(66,428)	(10,632)	(73,375)
Plus: Loss attributable to non-controlling interests	—	22,295	—	24,734

Basic — Loss from discontinued operations	(9,124)	(44,133)	(10,632)	(48,641)
Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(26,963)	$(97,173)	$(2,329)	$(132,018)

Diluted Earnings:
Continuing Operations:
Basic — Net (loss) income attributable to DDR common shareholders	$(17,746)	$(53,009)	$8,506	$(83,315)
Less: Earnings attributable to unvested shares and operating partnership units	(93)	(31)	(203)	(62)
Less: Fair value adjustment for Otto Family warrants	—	(21,527)	(21,926)	—

Diluted — Loss from continuing operations	(17,839)	(74,567)	(13,623)	(83,377)

Discontinued Operations:
Basic — Loss from discontinued operations	(9,124)	(44,133)	(10,632)	(48,641)

Diluted—Net loss attributable to DDR common shareholders after allocation to participating securities	$(26,963)	$(118,700)	$(24,255)	$(132,018)

Number of Shares:
Basic — Average shares outstanding	274,299	248,533	265,094	237,892
Effect of dilutive securities:
Warrants	—	5,006	2,406	—
Value sharing equity program	—	—	1,111	—
Stock options	—	—	555	—
Forward equity agreement	—	—	12	—

Diluted — Average shares outstanding	274,299	253,539	269,178	237,892

Basic Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.07)	$(0.21)	$0.03	$(0.35)
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.18)	(0.04)	(0.20)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.39)	$(0.01)	$(0.55)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.07)	$(0.30)	$(0.05)	$(0.35)
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.17)	(0.04)	(0.20)

Net loss attributable to DDR common shareholders	$(0.10)	$(0.47)	$(0.09)	$(0.55)

     The following potentially dilutive securities are considered in the calculation of EPS as described below:
     Dilutive Securities
•	Warrants to purchase 10.0 million common shares issued in 2009 are considered in the computation of diluted EPS for the period outstanding from January 1, 2011 to March 18, 2011 and the three-month period ended June 30, 2010. The warrants were anti-dilutive for the six-month period ended June 30, 2010.

For the three-month period ended June 30, 2010, the Company’s quarterly report on Form 10-Q excluded the dilutive effect of the warrants and thus overstated diluted earnings per share. Management has concluded that the impact on its diluted earnings per share resulting from this error was not material. The revision to the amounts above for the three-month period ended June 30, 2010, decreased previously reported diluted earnings per share by $0.08.

•	Shares subject to issuance under the Company’s value sharing equity program (“VSEP”) are considered in the computation of diluted EPS for the six-month period ended June 30, 2011. The shares subject to issuance under the VSEP were not considered in the computation of diluted EPS for the three-month period ended June 30, 2011 and the three- and six-month periods ended June 30, 2010, as the shares were anti-dilutive due to the Company’s loss from continuing operations.

•	Options to purchase 3.2 million and 3.4 million common shares were outstanding at June 30, 2011 and 2010, respectively. A portion of these options are considered in the computation of diluted EPS using the treasury stock method for the six-month period ended June 30, 2011. Options aggregating 2.1 million were anti-dilutive in the calculation and, accordingly, were excluded from the computation for the three-month period ended June 30, 2011. Options aggregating 3.4 million were not considered in the computation of diluted EPS for the three-and six-month periods ended June 30, 2010, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•	The forward equity agreement entered into in March 2011 for 9.5 million common shares was included in the computation of diluted EPS using the treasury stock method for the six-month period ended June 30, 2011. The forward equity agreement was anti-dilutive for the three-month period ended June 30, 2011. These shares were issued in April 2011. This agreement was not in effect in 2010.

Anti-dilutive Securities:

•	The Company’s three series of senior convertible notes, which are convertible into common shares of the Company with conversion prices of approximately $74.56, $64.23 and $16.33, respectively, at June 30, 2011, were not included in the computation of diluted EPS for the three- and six-month periods ended June 30, 2011 and 2010, because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The senior convertible notes with a conversion price of $16.33 were not outstanding at June 30, 2010. In addition, the purchased options related to two of the senior convertible notes issuances are not included in the computation of diluted EPS as the purchase options are anti-dilutive.
15. SEGMENT INFORMATION
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

	June 30,
	2011	2010
Shopping centers owned	458	533
Unconsolidated joint ventures	183	201
Consolidated joint ventures	3	29
States (A)	39	42
Office properties	5	6
States	3	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.
     The tables below present information about the Company’s reportable segments (in thousands):

	Three-Month Period Ended June 30, 2011
	Other	Shopping		Brazil Equity
	Investments	Centers		Investment	Other	Total
Total revenues	$1,355	$197,140				$198,495
Operating expenses	(447)	(81,742	)(A)			(82,189)

Net operating income	908	115,398				116,306
Unallocated expenses (B)					$(137,692)	(137,692)
Equity in net income of joint ventures and impairment of joint ventures		9,100		$5,831		14,931

Loss from continuing operations						$(6,455)

	Three-Month Period Ended June 30, 2010
	Other	Shopping		Brazil Equity
	Investments	Centers		Investment	Other	Total
Total revenues	$1,177	$195,423				$196,600
Operating expenses	(478)	(135,138	)(A)			(135,616)

Net operating income	699	60,285				60,984
Unallocated expenses (B)					$(115,691)	(115,691)
Equity in net income of joint ventures		(2,409)		$1,786		(623)

Loss from continuing operations						$(55,330)

		Six-Month Period Ended June 30, 2011
	Other	Shopping		Brazil Equity
	Investments	Centers		Investment	Other	Total
Total revenues	$2,777	$396,901				$399,678
Operating expenses	(928)	(149,454	)(A)			(150,382)

Net operating income	1,849	247,447				249,296
Unallocated expenses (B)					$(234,873)	(234,873)
Equity in net income of joint ventures and impairment of joint ventures		6,087		$10,783		16,870

Income from continuing operations						$31,293

Total gross real estate assets	$47,483	$8,371,947				$8,419,430

	Six-Month Period Ended June 30, 2010
	Other	Shopping		Brazil Equity
	Investments	Centers		Investment	Other	Total
Total revenues	$2,596	$394,535				$397,131
Operating expenses	(1,226)	(195,580	)(A)			(196,806)

Net operating income	1,370	198,955				200,325
Unallocated expenses (B)					$(275,640)	(275,640)
Equity in net income of joint ventures		(2,304)		$3,327		1,023

Loss from continuing operations						$(74,292)

Total gross real estate assets	$49,907	$8,585,380				$8,635,287

(A)	Includes impairment charges of $18.4 million and $75.0 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $22.2 million and $75.0 million for the six-month periods ended June 30, 2011 and 2010, respectively.

(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.

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
Executive Summary
     The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of June 30, 2011, the Company’s portfolio consisted of 458 shopping centers and five office properties (including 183 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2011, the Company owned and/or managed approximately 126.4 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 41 properties managed by the Company but owned by a third party. The Company also owns land in Canada and Russia at which active development was deferred. At June 30, 2011, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 89.1%, as compared to 86.6% at June 30, 2010. The Company owned 533 shopping centers and six office properties at June 30, 2010. The average annualized base rent per occupied square foot was $13.46 at June 30, 2011, as compared to $13.14 at June 30, 2010.
     Net loss applicable to DDR common shareholders for the three-month period ended June 30, 2011, was $26.9 million, or $0.10 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $97.1 million, or $0.47 per share diluted and $0.39 per share basic, for the prior-year comparable period. Net loss applicable to DDR common shareholders for the six-month period ended June 30, 2011, was $2.1 million, or $0.09 per share diluted and $0.01 per share basic, compared to net loss applicable to DDR common shareholders of $132.0 million, or $0.55 per share (basic and diluted), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended June 30, 2011, was $24.1 million compared to a loss of $32.8 million for the three-month period ended June 30, 2010. FFO applicable to DDR common shareholders for the six-month period ended June 30, 2011 was $113.2 million compared to a loss of $4.4 million for the six-month period ended June 30, 2010. The increase in net income applicable to DDR common shareholders and FFO applicable to DDR common shareholders for the six-month periods ended June 30, 2011, was primarily the result of a reduction in the aggregate impairment charges recorded in 2011 and the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures partially offset by the effect of the warrant valuation adjustments, an executive separation charge and the write-off of the original issuance costs from the redemption of the Company’s Class G cumulative redeemed preferred shares.

Second Quarter 2011 Operating Results
     The Company continued its improvement in operating performance in the second quarter of 2011 as evidenced by the number of leases executed during the quarter and continued upward trending in average rental rates. The Company executed 483 total leases for over 2.5 million square feet during the second quarter. First-year rents on new leases provide a solid indicator of leasing trends. The average first-year rent for all new leases executed in the second quarter of 2011 was $16.80 per square foot, an increase from $11.84 per square foot in the second quarter of 2010. This growth was achieved without increasing the Company’s historically low tenant capital expenditures. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the quarter was only $2.64 per rentable square foot over the lease term.
     The Company continued to execute on its long-term plan to reduce leverage, extend debt maturities and improve overall liquidity resulting in greater financial flexibility and a more competitive cost of capital. Achievements in the second quarter of 2011 included the following:
•	refinanced the Company’s secured term loan, extending the final maturity to September 2015;

•	amended two senior unsecured revolving credit facilities reducing the borrowing capacity to $815 million through the final maturity of February 2016;

•	extended the Company’s weighted average debt maturity, including option periods, to 4.5 years as of June 30, 2011 as compared to 3.1 years as of June 30, 2010;

•	improved the Company’s consolidated debt maturity schedule such that there are no future years in which the scheduled consolidated debt maturities exceed $1 billion; and

•	raised $190.2 million of equity proceeds from the issuance of 9.5 million common shares and the issuance of 10 million common shares from the exercise of warrants, of which the proceeds were used to redeem $180 million of 8.0% Class G cumulative redeemable preferred shares.
     The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices. As part of the Company’s strategy to recycle capital from non-prime asset sales into the acquisitions of prime assets (i.e. market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles) to improve portfolio quality, in the first six months of 2011, the Company had transactional activity consisting of $155 million in asset sales (of which the Company’s share was approximately $107 million) and $40 million of acquisitions of two prime properties from unconsolidated joint ventures.
     In the second quarter of 2011, the Company continued its focus on maximizing internal growth opportunities while taking a balanced approach to external growth with a consistent execution of its previously set strategic objectives.

Results of Operations
Continuing Operations
     Shopping center properties owned as of January 1, 2010, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”
Revenues from Operations (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Base and percentage rental revenues	$134,053	$132,337	$1,716	1.3%
Recoveries from tenants	44,362	41,936	2,426	5.8
Fee and other income	20,080	22,327	(2,247)	(10.1)

Total revenues	$198,495	$196,600	$1,895	1.0%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Base and percentage rental revenues (A)	$268,991	$266,844	$2,147	0.8%
Recoveries from tenants (B)	90,573	88,003	2,570	2.9
Fee and other income (C)	40,114	42,284	(2,170)	(5.1)

Total revenues	$399,678	$397,131	$2,547	0.6%

(A)	The increase is due to the following (in millions):

Increase
(Decrease)
Comparable Portfolio Properties	$2.4
Acquisition of real estate assets	2.1
Development/redevelopment of shopping center properties	(1.3)
Straight-line rents	(1.1)

$2.1

The following tables present the statistics for the Company’s operating shopping center portfolio (in which the Company has an economic interest) impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center		Office Property
	Portfolio(1)		Portfolio
	June 30,		June 30,
	2011	2010	2011	2010
Centers owned	458	533	5	6
Aggregate occupancy rate	89.1%	86.6%	81.76%	72.3%
Average annualized base rent per occupied square foot	$13.46	$13.14	$10.98	$12.10

	Wholly-Owned		Joint Venture
	Shopping Centers		Shopping Centers(1)
	June 30,		June 30,
	2011	2010	2011	2010
Centers owned	272	303	183	201
Consolidated centers (primarily owned through a joint venture previously occupied by Mervyns in 2010)	n/a	n/a	3	29
Aggregate occupancy rate	89.0%	88.5%	89.1%	84.6%
Average annualized base rent per occupied square foot	$12.28	$12.09	$14.97	$14.48

(1)	Excludes shopping centers owned by unconsolidated joint ventures in which the Company has written its investment basis down to zero and is receiving no allocation of income.

(B)	The increase in recoveries is a result of the acquisition of two assets in 2011 as well as an increase in recoverable operating and maintenance expenses. Recoveries were approximately 70.7% and 72.2% of operating expenses and real estate taxes including the impact of bad debt expense recognized for the six months ended June 30, 2011 and 2010, respectively. The decrease in the recoveries percentage in 2011 is primarily due to an increase in non-reimbursable operating expenses as further discussed below.

(C)	Composed of the following (in millions):

	Three-Month Periods
	Ended June 30,
			(Decrease)
	2011	2010	Increase
Management, development and financing fees	$12.1	$13.4	$(1.3)
Ancillary and other property income	7.1	4.6	2.5
Lease termination fees	0.8	3.0	(2.2)
Other	0.1	1.3	(1.2)

	$20.1	$22.3	$(2.2)

	Six-Month Periods
	Ended June 30,
			(Decrease)
	2011	2010	Increase
Management fees, development and financing fees	$24.2	$27.6	$(3.4)
Ancillary and other property income	14.3	9.3	5.0
Lease termination fees	1.3	3.6	(2.3)
Other	0.3	1.8	(1.5)

	$40.1	$42.3	$(2.2)

The decrease in management fee income in 2011 is largely a result of 39 asset sales by the Company’s unconsolidated joint ventures from January 1, 2010 through June 30, 2011.
Expenses from Operations (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Operating and maintenance	$36,746	$35,601	$1,145	3.2%
Real estate taxes	27,091	25,048	2,043	8.2
Impairment charges	18,352	74,967	(56,615)	(75.5)
General and administrative	17,979	19,090	(1,111)	(5.8)
Depreciation and amortization	56,750	54,561	2,189	4.0

	$156,918	$209,267	$(52,349)	(25.0)%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Operating and maintenance (A)	$74,476	$69,669	$4,807	6.9%
Real estate taxes (A)	53,698	52,170	1,528	2.9
Impairment charges (B)	22,208	74,967	(52,759)	(70.4)
General and administrative (C)	47,357	42,366	4,991	11.8
Depreciation and amortization (A)	112,235	109,128	3,107	2.8

	$309,974	$348,300	$(38,326)	(11.0)%

(A)	The changes for the six months ended June 30, 2011 compared to 2010, are due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation
Comparable Portfolio Properties	$4.4	$0.2	$0.7
Acquisitions of real estate assets	0.2	0.5	1.4
Development/redevelopment of shopping center properties	2.4	0.8	0.9
Office properties	(0.1)	—	0.1
Provision for bad debt expense	(2.1)	—	—

	$4.8	$1.5	$3.1

The increase in operating and maintenance expenses in 2011 is primarily due to higher insurance related costs and various other property level expenditures.

(B)	The Company recorded impairment charges during the three- and six-month periods ended June 30, 2011 and 2010, on the following consolidated assets (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Land held for development (1)	$—	$54.3	$—	$54.3
Undeveloped land (2)	—	4.9	3.8	4.9
Assets marketed for sale (2)	18.4	15.8	18.4	15.8

Total continuing operations	$18.4	$75.0	$22.2	$75.0

Sold assets or assets held for sale	1.9	22.6	3.9	25.7
Assets formerly occupied by Mervyns (3)	—	35.3	—	35.3

Total discontinued operations	$1.9	$57.9	$3.9	$61.0

Total impairment charges	$20.3	$132.9	$26.1	$136.0

(1)	Amounts reported in the second quarter of 2010 related to land held for development in Togliatti and Yaroslavl, Russia, of which the Company’s proportionate share was $41.9 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects. Both investments relate to large-scale development projects in Russia. During 2010, the Company determined that it was no longer committed to invest the necessary amount of capital to complete the projects without alternative sources of capital from third-party investors or lending institutions.

(2)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing. The operating assets were not classified as held for sale as of June 30, 2011, due to outstanding substantive contingencies associated with the respective contracts.

(3)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture for the three- and six-month periods ended June 30, 2010. The 2010 impairment charges were triggered in the three months ended June 30, 2010 primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment of these assets. These assets were deconsolidated in the third quarter of 2010 and all operating results, including the impairment changes, have been reclassified as discontinued operations.
(C)	General and administrative expenses were approximately 5.7% and 5.1% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the six-month periods ended June 30, 2011 and 2010, respectively. In 2011, the Company has reduced its general and administrative expenses through cost cutting measures. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

During the six months ended June 30, 2011, the Company recorded a charge of $10.7 million as a result of the termination without cause of its Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement. During the six months ended June 30, 2010, the Company incurred a $2.1 million separation charge related to the departure of another executive officer.
     Other Income and Expenses (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Interest income	$2,417	$1,525	$892	58.5%
Interest expense	(59,579)	(56,190)	(3,389)	6.0
Loss on retirement of debt, net	—	(1,090)	1,090	(100.0)
Gain on equity derivative instruments	—	21,527	(21,527)	(100.0)
Other expense, net	(6,347)	(11,428)	5,081	(44.5)

	$(63,509)	$(45,656)	$(17,853)	39.1%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Interest income (A)	$5,213	$2,858	$2,355	82.4%
Interest expense (B)	(119,363)	(111,797)	(7,566)	6.8
Gain (loss) on equity derivative instruments (C)	21,926	(3,340)	25,266	(756.5)
Other expense, net (D)	(5,006)	(14,481)	9,475	(65.4)

	$(97,230)	$(126,760)	$29,530	(23.3)%

(A)	Increased primarily relating to $58.3 million in loan receivables originated and purchased in September 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Six-Month Periods Ended
	June 30,
	2011	2010
Weighted-average debt outstanding (in billions)	$4.3	$4.8
Weighted-average interest rate	5.6%	5.0%
The weighted average interest rate at June 30, 2011 and 2010 was 5.1% and 4.6%, respectively.

The increase in 2011 interest expense is primarily due to the repayment of shorter-term, lower interest rate debt with the proceeds from long-term, higher cost debt, partially offset by a reduction in outstanding debt. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $3.1 million and $6.2 million for the three- and six-month periods ended June 30, 2011, respectively, as compared to $3.2 million and $6.3 million for the respective periods in 2010.

(C)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The valuation and resulting charges/gains primarily relate to the difference between the closing trading value of the Company’s common shares from the beginning of the period through the end of the respective period presented except that in 2011, the final valuation was done as of March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company no longer records the changes in fair value of these instruments in its earnings. The liability at the date of exercise was reclassified into paid-in capital upon the receipt of cash from the Otto Family and the issuance of the Company’s common shares.

(D)	Other income (expenses) were comprised of the following (in millions):

	Six-Month Periods
	Ended June 30,
	2011	2010
Litigation-related expenses	$(2.2)	$(10.0)
Note receivable reserve	(5.0)	—
Debt extinguishment costs	(0.2)	(3.6)
Settlement of lease liability obligation	2.6	—
Abandoned projects and other expenses	(0.2)	(0.9)

	$(5.0)	$(14.5)

In June 2011, the Company sold a note receivable with a face value, including accrued interest, of $11.8 million for proceeds of $6.8 million. This transaction resulted in the recognition of a reserve of $5.0 million prior to the sale to reduce the loan receivable to fair value.

In the fourth quarter of 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases as a result of an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in the first quarter of 2011.
Other Items (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Equity in net income (loss) of joint ventures	$16,567	$(623)	$17,190	(2,759.2)%
Impairment of joint venture investments	(1,636)	—	(1,636)	—
Gain on change in control of interests	981	—	981	—
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(435)	3,616	(4,051)	(112.0)

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Equity in net income of joint ventures (A)	$18,541	$1,023	$17,518	1,712.4%
Impairment of joint venture investments	(1,671)	—	(1,671)	—
Gain on change in control of interests (B)	22,710	—	22,710	—
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(761)	2,614	(3,375)	(129.1)

(A)	The increase in equity in net income of joint ventures for the six months ended June 30, 2011 compared to the prior-year period is primarily a result of the gain recognized on the sale of an asset by one unconsolidated joint venture of which the Company’s share was $12.6 million and higher income from the Company’s investment in Sonae Sierra Brasil discussed below, partially offset by the Company’s proportionate share of loss on sale and the elimination of equity income from the sale of unconsolidated joint venture assets in 2010.

At June 30, 2011 and 2010, the Company had an approximate 33% and 48% interest, respectively, in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. In February 2011, Sonae Sierra Brasil, completed an initial public offering (“IPO”) of its common shares on the Sao Paulo Stock Exchange, raising total proceeds of approximately US$280 million. The Company’s effective ownership interest in Sonae Sierra Brasil decreased during the first quarter of 2011 due to the IPO. This entity uses the functional currency of Brazilian Reais. The Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been retained by the joint venture and reinvested in ground up developments and expansions in Brazil. The weighted average exchange rate used for recording the equity in net income was 1.64 and 1.81 for the six months ended June 30, 2011 and 2010, respectively. The increase in equity in net income from the Sonae Sierra Brasil joint venture primarily is due to shopping center expansion activity coming on line, increases in parking revenue and increases in ancillary income and interest income.

(B)	In the first quarter of 2011, the Company acquired its partners’ 50% interest in two shopping centers. The Company accounted for both of these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate gain associated with the acquisitions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.
Discontinued Operations (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Loss from discontinued operations	$(1,860)	$(62,371)	$60,511	(97.0)%
Loss on disposition of real estate, net of tax	(7,264)	(4,057)	(3,207)	79.0

	$(9,124)	$(66,428)	$57,304	(86.3)%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Loss from discontinued operations (A)	$(3,612)	$(69,884)	$66,272	(94.8)%
Loss on disposition of real estate, net of tax	(7,020)	(3,491)	(3,529)	101.1

	$(10,632)	$(73,375)	$62,743	(85.5)%

(A)	The Company sold 12 properties during the six-month period ended June 30, 2011 and had one property held for sale at June 30, 2011, aggregating 0.8 million square feet. In addition, the Company sold 31 properties in 2010 (including two properties held for sale at December 31, 2009) aggregating 2.9 million square feet. Also, included in discontinued operations are 25 other properties that were deconsolidated for accounting purposes in 2010, aggregating 1.9 million square feet, which represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for the six-month period ended June 30, 2010 as the Company has no significant continuing involvement. In addition, included in the reported loss for the six-month periods ended June 30, 2011 and 2010, is $3.9 million and $61.0 million, respectively, of impairment charges related to assets classified as discontinued operations.

Gain (Loss) on Disposition of Real Estate (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Gain on disposition of real estate, net	$2,310	$592	$1,718	290.2%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Gain (loss) on disposition of real estate, net (A)	$1,449	$(83)	$1,532	(1,845.8)%

(A)	Amounts generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.
Non-Controlling Interests (in thousands)

	For the Three Months
	Ended June 30,
	2011	2010	$ Change	% Change
Non-controlling interests	$(114)	$34,591	$(34,705)	(100.3)%

	For the Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Non-controlling interests (A)	$(181)	$36,928	$(37,109)	(100.5)%

(A)	The change is a result of the net loss attributable to a consolidated joint venture, which held assets previously occupied by Mervyns, that was deconsolidated in the third quarter of 2010, and the operating results are reported as a component of discontinued operations. Also, in 2010, non-controlling interests included losses associated with the impairment charges by one of the Company’s 75% owned consolidated investments, which owns land held for development in Togliatti and Yaroslavl, Russia.
Net Income (Loss) (in thousands)

	Three-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Net loss attributable to DDR	$(13,383)	$(86,575)	$73,192	(84.5)%

	Six-Month Periods
	Ended June 30,
	2011	2010	$ Change	% Change
Net income (loss) attributable to DDR	$21,929	$(110,822)	$132,751	(119.8)%

     The increase in net loss attributable to DDR for the three- and six-month periods ended June 30, 2011 compared to 2010, primarily was the result of a reduction in the aggregate impairment charges recorded in 2011 and the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures partially offset by the effect of the warrant valuation adjustments and an executive separation charge. A summary of changes in 2011 as compared to 2010 is as follows (in millions):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30,	June 30,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(1.3)	$(3.8)
Decrease in consolidated impairment charges	56.6	52.8
Decrease (increase) in general and administrative expenses (A)	1.1	(5.0)
Increase in depreciation expense	(2.2)	(3.1)
Increase in interest income	0.9	2.4
Increase in interest expense	(3.4)	(7.6)
Reduction of loss on retirement of debt, net	1.1	—
Change in equity derivative instrument valuation adjustments	(21.5)	25.3
Change in other expense	5.1	9.5
Increase in equity in net income of joint ventures	17.2	17.5
Increase in impairment of joint venture investments	(1.6)	(1.6)
Increase in gain on change in control of interests	1.0	22.7
Increase in income tax expense	(4.1)	(3.4)
Decrease in loss from discontinued operations	57.3	62.7
Increase in gain on disposition of real estate	1.7	1.5
Change in non-controlling interests	(34.7)	(37.1)

Increase in net income attributable to DDR	$73.2	$132.8

(A)	Included in general and administrative expenses are executive separation charges of $10.7 million and $2.1 million, for the six-month periods ended June 30, 2011 and 2010, respectively.
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
     FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property,

except for those properties sold through the Company’s merchant building program, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (NAREIT) because there were no gains generated from the Company’s merchant building program.
     During 2008, due to the volatility and volume of significant accounting charges and gains recorded in the Company’s operating results that were not reflective of the Company’s core operating performance, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains are regularly requested by users of the Company’s financial statements.
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
     Management recognizes FFO’s and Operating FFO’s limitations when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for needed dividends, capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance. FFO and operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.
Reconciliation Presentation
     For the three-month period ended June 30, 2011, FFO applicable to DDR common shareholders was $24.1 million, compared to a loss of $32.8 million for the same period in 2010. For the six-month period ended June 30, 2011, FFO applicable to DDR common shareholders was $113.2 million, as compared to a loss of $4.4 million for the same period in 2010. The increase in FFO for the six-month period ended June 30, 2011, was primarily the result of a reduction in the aggregate impairment charges recorded in 2011 and the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures partially offset by the effect of the warrant valuation adjustments, an executive separation charge and the write-off of the original issuance costs from the redemption of the Company’s Class G cumulative redeemable preferred shares.
     For the three-month period ended June 30, 2011, Operating FFO applicable to DDR common shareholders was $64.4 million, compared to $65.0 million for the same period in 2010. For the six-month period ended June 30, 2011, Operating FFO applicable to DDR common shareholders was $127.6 million, as compared to $130.2 million for the same period in 2010. The slight decrease in Operating FFO for the six-month period ended June 30, 2011, was primarily the result of higher interest expense partially offset by the impact of property sales.

     The Company’s reconciliation of net loss applicable to DDR common shareholders to FFO applicable to DDR common shareholders and Operating FFO applicable to common shareholders is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net loss applicable to DDR common shareholders (A) (B)	$(26,870)	$(97,142)	$(2,126)	$(131,956)
Depreciation and amortization of real estate investments	54,919	54,148	108,723	108,742
Equity in net (income) loss of joint ventures	(16,567)	623	(18,541)	(1,023)
Joint ventures’ FFO (C)	14,781	10,307	27,589	21,862
Non-controlling interests (OP Units)	16	8	32	16
Gain on disposition of depreciable real estate (D)	(2,207)	(788)	(2,518)	(2,055)

FFO applicable to DDR common shareholders	$24,072	$(32,844)	$113,159	$(4,414)

Total non-operating items (E)	40,349	97,838	14,453	134,590

Operating FFO applicable to DDR common shareholders	$64,421	$64,994	$127,612	$130,176

(A)	Includes the deduction of preferred dividends of $7.1 million and $10.6 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $17.7 million and $21.1 million for the six-month periods ended June 30, 2011 and 2010, respectively. Also includes a charge of $6.4 million related to the write off of the Class G cumulative redeemable preferred shares’ original issuance costs for both the three- and six-month periods ended June 30, 2011.

(B)	Includes negative straight-line rental revenue of approximately $0.2 million and straight-line rental revenue of approximately $0.3 million for the three-month periods ended June 30, 2011 and 2010, respectively (including discontinued operations), and straight-line rental revenue of $0.1 million and $1.3 million for the six-month periods ended June 30, 2011 and 2010, respectively. In addition, includes straight-line ground rent expense of approximately $0.5 million for both the three-month periods ended June 30, 2011 and 2010, and $1.0 million for both the six-month periods ended June 30, 2011 and 2010, respectively (including discontinued operations).

(C)	At June 30, 2011 and 2010, the Company had an economic investment in joint ventures relating to 183 and 201 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income (loss) (1)	$25,368	$(31,445)	$21,441	$(48,295)
Gain on sale of real estate	(22,749)	(47)	(22,749)	(47)
Depreciation and amortization of real estate investments	45,240	51,688	93,076	102,001

FFO	$47,859	$20,196	$91,768	$53,659

FFO at DDR ownership interests	$14,781	$10,307	$27,589	$21,862

(1)	Revenues for the three-month periods include the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Straight-line rents	$1.2	$0.9	$2.6	$2.1
DDR’s proportionate share	0.3	0.1	0.7	0.3
(D)	The amount reflected as gains on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers being the disposition of non-depreciable real property. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month periods ended June 30, 2011 and 2010, the Company recorded $1.1 million and $0.3 million of gain on land sales, respectively. For the six-month periods ended June 30, 2011 and 2010, the Company recorded $0.2 million and $0.3 million of gain on land sales, respectively.

(E)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments
     The Company’s adjustments to arrive at Operating FFO are comprised of the following for the three- and six-month periods ended June 30, 2011 and 2010 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Impairment charges — consolidated assets (A)	$18.4	$75.0	$22.2	$75.0
Executive separation charges (B)	—	—	10.7	2.1
Gain on debt retirement, net (A)	—	1.1	—	—
(Gain) loss on equity derivative instruments (A)	—	(21.5)	(21.9)	3.3
Other expense, net — litigation-related expenses, debt extinguishment costs, lease liability settlement, note receivable reserve and other expenses(C)	6.3	9.1	5.0	12.1
Equity in net income of joint ventures — gain on debt forgiveness, loss on asset sales and impairment charges	(0.5)	2.0	1.1	3.3
Impairment of joint venture investments	1.6	—	1.6	—
Gain on change in control of interests(A)	(1.0)	—	(22.7)	—
Discontinued operations — consolidated impairment charges and loss on sales	10.2	62.0	12.0	65.8
Discontinued operations — FFO associated with Mervyns Joint Venture, net of non-controlling interest	—	1.7	—	3.8
(Gain) loss on disposition of real estate (land), net	(1.1)	(0.4)	—	0.4
Non-controlling interest — portion of impairment charges allocated to outside partners	—	(31.2)	—	(31.2)
Write-off of original preferred share issuance costs (A)	6.4	—	6.4	—

Total non-operating items	$40.3	$97.8	$14.4	$134.6
FFO applicable to DDR common shareholders	24.1	(32.8)	113.2	(4.4)

Operating FFO applicable to DDR common shareholders	$64.4	$65.0	$127.6	$130.2

(A)	Amount agrees to the face of the condensed consolidated statements of operations.

(B)	Amounts included in general and administrative expenses.

(C)	Amounts included in other (income) expenses in the condensed consolidated statements of operations and detailed as follows:

	For the Three-Month		For the Six-Month
	Periods Ended June 30,		Periods Ended June 30,
	2011	2010	2011	2010
Note receivable reserve	$5.0	$—	$5.0	$—
Litigation-related expenses	1.2	8.3	2.2	10.0
Debt extinguishment costs	—	2.4	0.2	3.6
Settlement of lease liability obligation	—	—	(2.6)	—
Abandoned projects and other expenses	0.1	0.7	0.2	0.9

	$6.3	$11.4	$5.0	$14.5

Liquidity and Capital Resources
     The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company. In 2011, the Company continued to strategically allocate cash flow from operating and financing activities. The Company also completed public debt and equity offerings in order to strengthen the balance sheet and improve its financial flexibility.
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
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced its availability from $950 million to $750 million. The maturity date was extended to February 2016. The Unsecured Credit Facility includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, that was also amended in June 2011 to match the terms of the Unsecured Credit Facility (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates currently based on LIBOR plus 165 basis points, subject to adjustment based on the Company’s current corporate credit ratings from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), which reflects a reduction in the interest rates from LIBOR plus 275 basis points.
     The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2011, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants for the remainder of 2011 and beyond.
     Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have encouraged the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.
     The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at June 30, 2011 (in millions):

Cash and cash equivalents	$15.4

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(170.6)
Letters of credit	(10.2)

Borrowing capacity available	$634.2

     Additionally, as of July 29, 2011, the Company had $200 million of its common shares available for future issuance under its continuous equity program.
     The Company intends to maintain a longer-term financing strategy and continue to reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities should be appropriately sized for the Company’s liquidity strategy and longer-term capital structure needs.
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
     In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60.0 million. In April 2011, the Company issued 9.5 million of its common shares for $130.2 million, or $13.71 per share. The net proceeds from the issuance of these common shares were used to redeem $180.0 million of the Company’s 8.0% Class G cumulative redeemable preferred shares in April 2011. The excess proceeds were used for general corporate purposes.
     In June 2011, the Company amended its secured term loan arranged by KeyBank Capital Markets and J.P. Morgan Securities, reducing the amount outstanding from $550 million to $500 million. The new secured term loan matures in September 2014 and has a one-year extension option.

     The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2011 and has begun addressing 2012 maturities as well. The wholly-owned maturities for 2011 include the unsecured convertible notes due in August 2011 with an aggregate principal amount of $88.7 million. Mortgage debt maturities aggregate approximately $6.2 million. The unsecured convertible notes and the remaining mortgage debt maturing in 2011 are expected to be repaid from operating cash flow, borrowings under the Revolving Credit Facilities and asset disposition proceeds. Further, there are no future years in which the Company’s scheduled consolidated debt maturities exceed $1 billion. Management believes that the scheduled debt maturities in future years are manageable for the size of its balance sheet. The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives.
     The Company continues to look beyond 2011 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company’s risk profile and long-term cost of capital.
Unconsolidated Joint Ventures
     At June 30, 2011, the Company’s unconsolidated joint venture mortgage debt maturing in 2011 was $439.7 million (of which the Company’s proportionate share is $156.1 million). Of this amount, $124.8 million (of which the Company’s proportionate share is $25.0 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). Additionally, $2.1 million of mortgage debt was repaid in July 2011 (of which the Company’s proportionate share was $0.4 million).
Cash Flow Activity
     The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.
     The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended
	June 30,
	2011	2010
Cash flow provided by operating activities	$133,904	$127,981
Cash flow provided by investing activities	52,075	45,250
Cash flow used for financing activities	(190,144)	(178,403)
     Operating Activities: There were no significant changes from operating activities for the six months ended June 30, 2011, as compared to the same period in 2010.
     Investing Activities: The change in cash flow from investing activities for the six months ended June 30, 2011 as compared to the same period in 2010, was primarily due to the change in restricted cash offset by an increase in proceeds from note repayments from unconsolidated joint ventures and third parties and lower contributions to joint ventures, as well as lower distributions from joint ventures relating to asset sales and refinancings.
     Financing Activities: The change in cash flow used for financing activities for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to a decrease in proceeds received from the issuance of common shares partially offset by a decrease in the level of debt repayments.
     The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $40.0 million for the six months ended June 30, 2011, as compared to $31.1 million of dividends paid for the same period in 2010. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2011.
     The Company declared a quarterly dividend of $0.04 per common share for the first and second quarters of 2011. The Company will continue to monitor the 2011 dividend policy and provide for adjustments, as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.
Sources and Uses of Capital
Acquisitions
     The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into prime assets with long-term growth potential. As part of that strategy, the Company acquired its partners’ 50% ownership interests in two shopping centers for $40 million during the first quarter of 2011. As a result of the transactions, the Company now owns 100% of the two prime shopping centers. The aggregate gross value of the shopping centers is $80 million, and a new $21.0 million, eleven-year mortgage encumbers one of the assets. The Company recorded an aggregate gain of approximately $22.7 million in connection with the acquisitions related to the step-up of its investment basis to fair value due to the change in control that occurred.
Dispositions
     During the six-month period ended June 30, 2011, the Company sold 12 shopping center properties and one office property, aggregating 0.8 million square feet, at an aggregate sales price of $64.9 million. The Company recorded a net loss of $7.0 million, which excludes the impact of $17.9 million in related impairment charges that were recorded in prior periods. During the six-month period ended June 30, 2011, three of the Company’s joint ventures sold three shopping centers, aggregating approximately 0.6 million square feet, generating gross proceeds of approximately $80.0 million. The joint ventures recorded an aggregate net gain of approximately $21.9 million related to these asset sales, of which the Company’s share was approximately $10.7 million.
     As part of the Company’s portfolio management strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. For certain real estate assets for which the Company has entered into agreements that are subject to contingencies, including contracts executed subsequent to June 30, 2011, a loss of approximately $35 million could be recorded if all such sales were consummated on the terms currently being negotiated. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on these assets at June 30, 2011, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets’ current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a loss after taking into account the above considerations.
Developments, Redevelopments and Expansions
     As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expects to expend in 2011 an aggregate of approximately $76.1 million, net, of which approximately $30.4 million, net, was spent through June 30, 2011.
     The Company will continue to closely monitor its spending in 2011 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2011. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company adheres to strict investment criteria thresholds. The revised underwriting criteria followed over the past two and one-half years includes a higher cash-on-cost project return threshold, and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.
     The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At June 30, 2011, approximately $189.6 million of costs had been incurred in relation to these projects. The Company is also currently expanding/redeveloping six shopping center developments (one owned by a consolidated joint venture) at a projected aggregate net cost of approximately $77.4 million. At June 30, 2011, approximately $54.3 million of costs had been incurred in relation to these redevelopment projects.
     At June 30, 2011, the Company has approximately $531.2 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or had not yet commenced. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the current market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.
     The Company and its joint venture partners intend to commence construction on various other developments, only after substantial tenant leasing has occurred and acceptable construction financing is available.
Off-Balance Sheet Arrangements
     The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and two management and development companies. Such arrangements are generally with institutional investors and various developers located throughout the United States and Brazil.
     The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at June 30, 2011, are as follows:

			Company-
	Effective		Owned Square
Unconsolidated Real Estate	Ownership		Feet	Total Debt
Ventures	Percentage(A)	Assets Owned	(Millions)	(Millions)

DDRTC Core Retail Fund LLC	15.0%	41 shopping centers in several states	11.6	$1,212.9
DDR Domestic Retail Fund I	20.0%	63 shopping centers in several states	8.2	958.1
Sonae Sierra Brasil BV Sarl	33.3%	10 shopping centers, a management company and three development projects in Brazil	3.9	190.2
DDR — SAU Retail Fund LLC	20.0%	27 shopping centers in several states	2.3	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
Funding for Unconsolidated Joint Ventures
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at June 30, 2011, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and has an initial maturity of July 2011. The Company reserved this advance in full in 2009 (see Coventry II Fund discussion below).
Coventry II Fund
     At June 30, 2011, the Company maintains several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company earns fees for property management, leasing and construction management. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Item 1 — Legal Proceedings).

     As of June 30, 2011, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.8 million. The Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, related to the development of the project in Bloomfield Hills, Michigan (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties is approximately $38.8 million at June 30, 2011.
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
     A summary of the Coventry II Fund investments is as follows:

		Loan
	Shopping Center or	Balance
Unconsolidated Real Estate Ventures	Development Owned	Outstanding
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.7	(A), (B), (D), (E)
Coventry II DDR Buena Park LLC	Buena Park, California	61.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	15.5	(B), (C)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.7	(B), (C), (E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	135.9	(B), (C)
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.8	(B), (C), (E)
Coventry II DDR Westover LLC	San Antonio, Texas	20.5	(B)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	150.6	(B), (D), (E)
Service Holdings LLC	38 retail sites in several states	95.7	(B), (C), (E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund, subsequently entered into a settlement arrangement in connection with the legal proceedings. The above-referenced $66.9 million Bloomfield Loan from the Company related to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.

(B)	As of June 30, 2011, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of June 30, 2011, the Company provided payment guaranties that are not greater than the proportion to its investment interest.

(D)	As of July 29, 2011, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(E)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
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
     The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $3.9 billion at June 30, 2011 and 2010 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $40.6 million at June 30, 2011, including guaranties associated with the Coventry II Fund joint ventures.
     On February 2, 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an IPO of its common shares on the Sao Paulo Stock Exchange. The total proceeds raised of approximately US$280 million from the IPO will be used primarily to fund future developments and expansions, as well as repay a loan from its parent company, in which DDR owns a 50% interest. The Company’s proportionate share of the loan repayment proceeds was approximately US$22.4 million. As a result of the initial public offering, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.
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
     For the six months ended June 30, 2011, $6.6 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.2 billion and $4.3 billion at June 30, 2011 and December 31, 2010, respectively, as compared to $4.6 billion at June 30, 2010.
     In June 2011, the Company amended its Revolving Credit Facilities. The maturity date was extended from February 2014 to February 2016 and the current interest rate was reduced from LIBOR plus 275 basis points to LIBOR plus 165 basis points.
     In June 2011, the Company amended its term loan arranged by KeyBank Capital Markets and J.P. Morgan Securities, LLC reducing the amount outstanding from $550 million to $500 million. The new facility matures in September 2014 and has a one-year extension option. In addition, the current interest rate changed from LIBOR plus 87.5 basis points to LIBOR plus 170 basis points which represents current competitive pricing.
     In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.
     In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60.0 million. In April 2011, the Company issued 9.5 million of its common shares for $130.2 million, or $13.71 per share. The net proceeds from the issuance of these common shares were used to redeem $180.0 million of the Company’s 8.0% Class G cumulative redeemable preferred shares in April 2011. Excess proceeds were used for general corporate purposes.
Capitalization
     At June 30, 2011, the Company’s capitalization consisted of $4.2 billion of debt, $375 million of preferred shares and $3.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.10, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2011), resulting in a debt to total market capitalization ratio of 0.5 to 1.0, as compared to a ratio of 0.6 to 1.0 at June 30, 2010. The closing price of the common shares on the New York Stock Exchange was $9.90 at June 30, 2010. At June 30, 2011, the Company’s total debt consisted of $3.6 billion of fixed-rate debt (including $285 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.6 billion of variable-rate debt,. At June 30, 2010, the Company’s total debt consisted of $3.2 billion of fixed-rate debt (including $200.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $1.4 billion of variable-rate debt.

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
Contractual Obligations and Other Commitments
     The wholly-owned maturities for 2011 include the unsecured convertible notes due in August 2011 with an aggregate principal amount of $88.7 million and mortgage maturities of approximately $6.2 million. The Company expects to repay this indebtedness through operating cash flow, borrowings under the Revolving Credit Facilities and asset disposition proceeds. As there are not significant maturities for the remainder of 2011, the Company is able to shift its focus to the timing and opportunities for 2012 maturities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At June 30, 2011, the Company had letters of credit outstanding of approximately $32.4 million. The Company has not recorded any obligations associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $15.0 million with general contractors for its wholly-owned and consolidated joint venture properties at June 30, 2011. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, assets sales or revolving credit facilities.
     The Company routinely enters into contracts for the maintenance of its properties, which typically can be cancelled upon 30 to 60 days notice without penalty. At June 30, 2011, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.3 million related to the maintenance of its properties and general and administrative expenses.
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
Economic Conditions
     The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 has continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2011. However, the Company believes there is an improvement in the level of optimism within its tenant base. Many retailers have executed contracts in 2010 and 2011 to open new stores and have strong store opening plans for 2012 and 2013. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection on the general outlook of consumers who are demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy is that the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total 2011 consolidated revenues (Walmart at 4.8%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.
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

In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to several major tenant bankruptcies, the shopping center portfolio occupancy was at 89.1% at June 30, 2011. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot was $13.46 at June 30, 2011 as compared to $13.14 at June 30, 2010. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the second quarter of 2011 for the U.S. portfolio was only $2.64 per rentable square foot. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2011				December 31, 2010
		Weighted-	Weighted-			Weighted-	Weighted-
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total
Fixed-Rate Debt(A)	$3,647.4	4.4	5.6%	86.6%	$3,428.1	4.3	5.8%	79.7%
Variable-Rate Debt(A)	$566.7	4.3	2.0%	13.4%	$873.9	1.7	2.3%	20.3%

(A)	Adjusted to reflect the $285 million and $150 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 2.9% and 3.4% at June 30, 2011 and December 31, 2010, respectively.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	June 30, 2011				December 31, 2010
	Joint	Company’s	Weighted-	Weighted-	Joint	Company’s	Weighted-	Weighted-
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed-Rate Debt	$3,193.7	$658.1	3.6	5.7%	$3,279.1	$705.3	4.1	5.6%
Variable-Rate Debt	$701.7	$133.2	3.4	5.4%	$661.5	$128.5	1.8	4.0%
     The Company intends to use retained cash flow, proceeds from asset sales, financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
     The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2011 and December 31, 2010, the interest rate on the Company’s $285 million and $150 million, respectively, consolidated floating rate debt, was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.
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

     The carrying value of the Company’s fixed-rate debt is adjusted to include the $285 million and $150 million that were swapped to a fixed rate at June 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value, and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100-point increase at June 30, 2011 and December 31, 2010, is summarized as follows (in millions):

June 30, 2011	December 31, 2010
100 Basis	100 Basis
Point	Point
Increase in	Increase in
Market	Market
Carrying	Interest	Carrying	Interest
Value	Fair Value	Rates	Value	Fair Value	Rates
Company’s fixed-rate debt	$3,647.4	$3,916.1	(A)	$3,845.5	(B)	$3,428.1	$3,647.2	(A)	$3,527.0	(B)
Company’s proportionate share of joint venture fixed-rate debt	$658.1	$643.4	$626.4	$705.3	$689.3	$670.3

(A)	Includes the fair value of interest rate swaps, which was a liability of $5.6 million and $5.2 million at June 30, 2011 and December 31, 2010, respectively.

(B)	Includes the fair value of interest rate swaps, which was an asset of $2.8 million and a liability of $3.1 million at June 30, 2011 and December 31, 2010, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at June 30, 2011 would result in an increase in interest expense of approximately $2.8 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
     The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2011, the Company had no other material exposure to market risk.

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
     During the three-month period ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     The Company is a party to various joint ventures with Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C., which funds are advised and managed by Coventry Real Estate Advisors L.L.C. (collectively, the “Coventry II Fund”), through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry has filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry.
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

     On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company has filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that as a matter of law and fact, that Coventry did not have the right to terminate the management agreements for cause.
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as Part	Dollar Value) of
			of Publicly	Shares that May Yet
	(a) Total number of	(b) Average Price	Announced Plans	Be Purchased Under
	shares purchased (1)	Paid per Share	or Programs	the Plans or Programs
April 1 — 30, 2011	—	—	—	—
May 1 — 31, 2011	—	—	—	—
June 1 — 30, 2011	309	$14.49	—	—

Total	309	$14.49	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

4.1	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement

4.2	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101.SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

2	Submitted electronically herewith.
     Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Six-Month Periods Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three- and Six-Month Periods Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

68

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

69

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
(Date) August 8, 2011	/s/ Christa A. Vesy
Christa A. Vesy,
Senior Vice President and Chief Accounting Officer (Authorized Officer)

70

EXHIBIT INDEX

Exhibit No.			Filed Herewith or
Under Reg. S-K	Form 10-Q		Incorporated Herein
Item 601	Exhibit No.	Description	by Reference
4	4.1	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; file No. 001-11690)

4	4.2	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on 8-K (Filed with the SEC on July 1, 2011; file No. 001-11690)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

71