Form 10-Q
period 2011-09-30
DDR CORP
filed 2011-11-08
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-11690

DDR Corp.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2011, the registrant had 276,968,631 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Land	$1,852,940	$1,837,403
Buildings	5,494,699	5,491,489
Fixtures and tenant improvements	372,670	339,129

	7,720,309	7,668,021
Less: Accumulated depreciation	(1,537,709)	(1,452,112)

	6,182,600	6,215,909
Land held for development and construction in progress	644,028	743,218
Real estate held for sale, net	6,284	—

Total real estate assets, net	6,832,912	6,959,127
Investments in and advances to joint ventures	376,613	417,223
Cash and cash equivalents	20,681	19,416
Restricted cash	4,006	4,285
Notes receivable, net	112,458	120,330
Other assets, net	256,511	247,709

	$7,603,181	$7,768,090

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,158,931	$2,043,582
Revolving credit facilities	226,433	279,865

	2,385,364	2,323,447

Secured indebtedness:
Term loan	500,000	600,000
Mortgage and other secured indebtedness	1,340,357	1,378,553

	1,840,357	1,978,553

Total indebtedness	4,225,721	4,302,000
Accounts payable and accrued expenses	147,810	127,715
Dividends payable	23,585	12,092
Equity derivative liability – affiliate	—	96,237
Other liabilities	101,747	95,359

Total liabilities	4,498,863	4,633,403

Commitments and contingencies (Note 9)
DDR Equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2010	—	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 277,075,287 and 256,267,750 shares issued at September 30, 2011 and December 31, 2010, respectively	27,708	25,627
Paid-in capital	4,136,752	3,868,990
Accumulated distributions in excess of net income	(1,469,432)	(1,378,341)
Deferred compensation obligation	12,781	14,318
Accumulated other comprehensive income	1,885	25,646
Less: Common shares in treasury at cost: 682,138 and 712,310 shares at September 30, 2011 and December 31, 2010, respectively	(13,347)	(14,638)

Total DDR shareholders’ equity	3,071,347	3,096,602
Non-controlling interests	32,971	38,085

Total equity	3,104,318	3,134,687

	$7,603,181	$7,768,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2011	2010
Revenues from operations:
Minimum rents	$131,457	$129,120
Percentage and overage rents	1,110	895
Recoveries from tenants	42,586	43,331
Fee and other income	21,295	19,646

	196,448	192,992

Rental operation expenses:
Operating and maintenance	34,027	32,473
Real estate taxes	26,465	28,747
Impairment charges	51,245	—
General and administrative	17,954	20,180
Depreciation and amortization	56,249	53,052

	185,940	134,452

Other income (expense):
Interest income	2,459	1,614
Interest expense	(58,169)	(52,014)
(Loss) gain on debt retirement, net	(134)	333
Loss on equity derivative instruments	—	(11,278)
Other income (expense), net	182	(3,874)

	(55,662)	(65,219)

Loss before earnings from equity method investments and other items	(45,154)	(6,679)
Equity in net loss of joint ventures	(2,590)	(4,801)

Loss before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(47,744)	(11,480)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(299)	(1,118)

Loss from continuing operations	(48,043)	(12,598)
Loss from discontinued operations	(5,226)	(3,307)

Loss before gain on disposition of real estate	(53,269)	(15,905)
Gain on disposition of real estate, net of tax	6,587	145

Net loss	$(46,682)	$(15,760)
Non-controlling interests	3,693	1,450

Net loss attributable to DDR	$(42,989)	$(14,310)

Preferred dividends	(6,967)	(10,567)

Net loss attributable to DDR common shareholders	$(49,956)	$(24,877)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.16)	$(0.09)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)

Net loss attributable to DDR common shareholders	$(0.18)	$(0.10)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.16)	$(0.09)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)

Net loss attributable to DDR common shareholders	$(0.18)	$(0.10)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2011	2010
Revenues from operations:
Minimum rents	$393,146	$388,393
Percentage and overage rents	3,812	3,319
Recoveries from tenants	131,898	130,038
Fee and other income	61,236	61,764

	590,092	583,514

Rental operation expenses:
Operating and maintenance	106,937	100,277
Real estate taxes	79,217	79,956
Impairment charges	68,457	59,277
General and administrative	65,310	62,546
Depreciation and amortization	166,496	159,705

	486,417	461,761

Other income (expense):
Interest income	7,675	4,425
Interest expense	(175,218)	(161,488)
(Loss) gain on debt retirement, net	(134)	333
Gain (loss) on equity derivative instruments	21,926	(14,618)
Other income (expense), net	(4,825)	(18,357)

	(150,576)	(189,705)

Loss before earnings from equity method investments and other items	(46,901)	(67,952)
Equity in net income (loss) of joint ventures	15,951	(3,777)
Impairment of joint venture investments	(1,671)	—
Gain on change in control of interests	22,710	—

Loss before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(9,911)	(71,729)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,041)	1,527

Loss from continuing operations	(10,952)	(70,202)
Loss from discontinued operations	(21,656)	(93,371)

Loss before gain on disposition of real estate	(32,608)	(163,573)
Gain on disposition of real estate, net of tax	8,036	61

Net loss	$(24,572)	$(163,512)
Non-controlling interests	3,512	38,380

Net loss attributable to DDR	$(21,060)	$(125,132)

Write-off of original preferred share issuance costs	(6,402)	—
Preferred dividends	(24,620)	(31,702)

Net loss attributable to DDR common shareholders	$(52,082)	$(156,834)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.12)	$(0.37)
Loss from discontinued operations attributable to DDR common shareholders	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.20)	$(0.65)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.12)	$(0.37)
Loss from discontinued operations attributable to DDR common shareholders	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.20)	$(0.65)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2010	$555,000	$25,627	$3,868,990	$(1,378,341)	$14,318	$25,646	$(14,638)	$38,085	$3,134,687
Issuance of common shares related to the exercise of stock options, dividend reinvestment plan and director compensation		12	769				362		1,143
Issuance of common shares related to exercise of warrants		1,000	133,310						134,310
Issuance of common shares for cash offering		950	128,715						129,665
Contributions from non-controlling interests								281	281
Issuance of restricted stock		119	(6,284)		389		6,165		389
Vesting of restricted stock			1,694		(1,926)		(5,236)		(5,468)
Stock-based compensation			3,156						3,156
Redemption of preferred shares	(180,000)		6,402	(6,402)					(180,000)
Dividends declared-common shares				(38,366)					(38,366)
Dividends declared-preferred shares				(25,263)					(25,263)
Distributions to non-controlling interests								(1,743)	(1,743)
Comprehensive loss:
Net loss				(21,060)				(3,512)	(24,572)
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts						(6,926)			(6,926)
Amortization of interest-rate contracts						86			86
Foreign currency translation						(16,921)		(140)	(17,061)

Comprehensive loss	—	—	—	(21,060)	—	(23,761)	—	(3,652)	(48,473)

Balance, September 30, 2011	$375,000	$27,708	$4,136,752	$(1,469,432)	$12,781	$1,885	$(13,347)	$32,971	$3,104,318

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands)

(Unaudited)

	2011	2010
Net cash flow provided by operating activities:	$224,710	$211,038

Cash flow from investing activities:
Proceeds from disposition of real estate	126,641	120,671
Real estate developed or acquired, net of liabilities assumed	(146,155)	(123,808)
Equity contributions to joint ventures	(7,501)	(24,999)
Repayments of joint venture advances, net	23,075	28
Distributions of proceeds from sale and refinancing of joint venture interests	21,502	5,109
Return of investments in joint ventures	8,110	19,084
Repayment (issuance) of notes receivable, net	4,007	(62,848)
Decrease in restricted cash	279	76,075

Net cash flow provided by investing activities:	29,958	9,312

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(54,598)	(286,697)
Repayment of senior notes	(185,566)	(539,127)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $350 and $843 in 2011 and 2010, respectively	295,495	590,710
Proceeds from mortgages and other secured debt	186,956	4,460
Repayment of term loans and mortgage debt	(423,264)	(384,151)
Payment of debt issuance costs	(11,121)	(2,537)
Proceeds from issuance of common shares, net of underwriting commissions and issuance costs of $686 in 2011 and $956 in 2010	129,792	440,472
Proceeds from issuance of common shares related to the exercise of warrants	59,873	—
Redemption of preferred shares	(180,000)	—
Purchase of common shares in conjunction with equity award plans	(6,111)	(630)
Contributions from non-controlling interests	281	486
Distributions to non-controlling interests and redeemable operating partnership units	(1,677)	(2,382)
Dividends paid	(63,238)	(45,722)

Net cash flow used for financing activities	(253,178)	(225,118)

Cash and cash equivalents
Decrease in cash and cash equivalents	1,490	(4,768)
Effect of exchange rate changes on cash and cash equivalents	(225)	(69)
Cash and cash equivalents, beginning of period	19,416	26,172

Cash and cash equivalents, end of period	$20,681	$21,335

Supplemental disclosure of non-cash investing and financing activities:

At September 30, 2011, dividends payable were $23.6 million. In September 2011, the Company acquired $107.2 million of real estate assets (Note 3) and approximately $13.4 million of intangible assets and other assets. A portion of the consideration used to acquire the assets included assumed debt of $67.0 million and accounts payable and other liabilities aggregating approximately $9.2 million. In conjunction with the acquisition of its partners’ interests in two shopping centers (Note 3), the Company reversed its previously held equity interest by increasing Investments in and Advances to Joint Ventures by approximately $7.8 million as the investment basis was negative, increased net real estate assets by approximately $34.8 million for its previously held proportionate share of the assets, and assumed debt of approximately $50.1 million. At September 30, 2011, in accordance with ASC 810, the Company deconsolidated one asset. This deconsolidation resulted in a reduction of real estate assets, net of approximately $14.0 million and mortgages payable of approximately $18.3 million. In addition, in March 2011, warrants were exercised for an aggregate of 10 million common shares. The Equity Derivative Liability – Affiliate of $74.3 million was reclassified from liabilities to additional paid-in capital upon exercise. In conjunction with the redemption of the Company’s Class G cumulative redeemable preferred shares, the Company recorded a non-cash charge to net income available to common shareholders of $6.4 million related to the write-off of the original issuance costs. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2011.

At September 30, 2010, dividends payable were $12.0 million. The Company deconsolidated one entity in connection with the adoption of the consolidation rules effective January 1, 2010. This resulted in a reduction to real estate assets, net, of approximately $28.7 million, an increase to Investments in and Advances to Joint Ventures of approximately $8.4 million, a reduction in non-controlling interests of approximately $12.4 million and an increase to Accumulated Distributions in Excess of Net Income of approximately $7.8 million. In addition, the Company foreclosed on its interest in a note receivable secured by a development project resulting in an increase to real estate assets and a decrease to notes receivable of approximately $19.0 million. At September 30, 2010, in accordance with ASC 810, 26 assets were deconsolidated. This deconsolidation resulted in a reduction of real estate assets, net of approximately $156.3 million, restricted cash of approximately $5.2 million, and mortgages payable by approximately $166.7 million. In addition, non-controlling interests increased by $3.9 million as a result of the deconsolidation. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2010.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

DDR Corp. and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are primarily engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

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

At September 30, 2011 and December 31, 2010, the Company’s investments in consolidated real estate joint ventures that are deemed to be VIEs in which the Company is deemed to be the primary beneficiary have total real estate assets of $315.5 million and $374.2 million, respectively, mortgages of $23.5 million and $42.9 million, respectively, and other liabilities of $13.5 million and $13.7 million, respectively.

In August 2011, one of the Company’s consolidated joint venture entities, which owns a mall in Martinsville, Virginia was transferred to the control of a court-appointed receiver. As a result, the Company no longer has a controlling financial interest in the entity. Consequently, the entity was deconsolidated as the Company was no longer in control. Upon deconsolidation, the Company recorded a gain of approximately $4.7 million because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized asset of the joint venture. Following the appointment of the receiver, the Company no longer has any effective economic rights or obligations in this entity. The revenues and expenses associated with the entity for all of the periods presented, including the $4.7 million gain, are classified within discontinued operations in the condensed consolidated statements of operations (Note 13). Subsequent to the deconsolidation of this joint venture, the Company accounts for its retained interest in this joint venture investment, which approximates zero at September 30, 2011, under the cost method of accounting because the Company does not have the ability to exercise significant influence.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Net loss	$(46,682)	$(15,760)	$(24,572)	$(163,512)
Other comprehensive (loss) income:
Change in fair value of interest-rate contracts	(4,154)	1,708	(6,926)	9,278
Amortization of interest-rate contracts	47	(46)	86	(200)
Foreign currency translation	(29,916)	9,136	(17,061)	(7,021)

Total other comprehensive (loss) income	(34,023)	10,798	(23,901)	2,057

Comprehensive loss	$(80,705)	$(4,962)	$(48,473)	$(161,455)
Comprehensive loss (income) attributable to non-controlling interests	5,191	(249)	3,652	41,057

Total comprehensive loss attributable to DDR	$(75,514)	$(5,211)	$(44,821)	$(120,398)

New Accounting Standards

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its financial position or results of operations, though it will change the Company’s financial statement presentation.

2.	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At September 30, 2011 and December 31, 2010, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 231 and 236 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2011	December 31, 2010
Condensed Combined Balance Sheets
Land	$1,519,924	$1,566,682
Buildings	4,646,659	4,783,841
Fixtures and tenant improvements	162,398	154,292

	6,328,981	6,504,815
Less: Accumulated depreciation	(805,568)	(726,291)

	5,523,413	5,778,524
Land held for development and construction in progress	258,986	174,237

Real estate, net	5,782,399	5,952,761
Cash and restricted cash (A)	342,013	122,439
Receivables, net	108,486	111,569
Leasehold interests	9,426	10,296
Other assets	177,188	181,387

	$6,419,512	$6,378,452

Mortgage debt	$3,891,045	$3,940,597
Notes and accrued interest payable to DDR	98,512	87,282
Other liabilities	227,569	186,333

	4,217,126	4,214,212
Accumulated equity	2,202,386	2,164,240

	$6,419,512	$6,378,452

Company’s share of accumulated equity	$457,215	$480,200

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Condensed Combined Statements of Operations
Revenues from operations	$174,735	$160,440	$518,279	$479,095

Operating expenses	57,988	57,847	172,669	181,256
Impairment charges (B)	63,041	65	63,041	65
Depreciation and amortization	45,211	46,247	140,501	138,789
Interest expense	56,574	52,532	170,580	169,330

	222,814	156,691	546,791	489,440

(Loss) income before tax expense and discontinued operations	(48,079)	3,749	(28,512)	(10,345)
Income tax expense (primarily Sonae Sierra Brasil), net	(9,434)	(4,114)	(26,963)	(13,947)

Loss from continuing operations	(57,513)	(365)	(55,475)	(24,292)
Discontinued operations:
Income (loss) from discontinued operations (C)	228	(7,583)	(244)	(19,742)
Gain on debt forgiveness (D)	—	—	2,976	—
(Loss) gain on disposition of real estate, net of tax (E)	(593)	(13,340)	21,300	(25,303)

Loss before gain on disposition of real estate, net	(57,878)	(21,288)	(31,443)	(69,337)
Gain on disposition of real estate, net	—	—	—	17

Net loss	$(57,878)	$(21,288)	$(31,443)	$(69,320)

Non-controlling interests	(6,570)	10	(11,564)	(253)

Net loss attributable to unconsolidated joint ventures	(64,448)	(21,278)	(43,007)	(69,573)

Company’s share of equity in net (loss) income of joint ventures (F)	$(6,199)	$(4,193)	$14,240	$(4,362)

(A)	Increase in cash from December 31, 2010, is primarily driven by Sonae Sierra Brasil and proceeds generated from the February 2011 initial public offering.

(B)	For the three- and nine-month periods ended September 30, 2011, impairment charges were recorded on four assets being marketed for sale of which the Company’s proportionate share was approximately $6.2 million.

(C)	For the three- and nine-month periods ended September 30, 2010, impairment charges aggregating $8.8 million and $19.7 million, respectively, were reclassified to discontinued operations.

(D)	Gain on debt forgiveness is related to one property owned by an unconsolidated joint venture that was transferred to the lender pursuant to a consensual foreclosure proceeding. The operations of the asset have been reclassified as discontinued operations in the condensed combined statements of operations presented.

(E)	For the nine months ended September 30, 2011, gain on disposition of discontinued operations includes the sale of three properties by three of the Company’s unconsolidated joint ventures. The Company’s proportionate share of the aggregate gain for the assets sold for the nine-month period ended September 30, 2011 was approximately $10.5 million.

For the nine months ended September 30, 2010, loss on disposition of discontinued operations includes the sale of 25 properties by four separate unconsolidated joint ventures, of which four were sold in the third quarter of 2010. In the fourth quarter of 2009, these joint ventures recorded impairment charges aggregating $170.9 million related to certain of these asset sales. The Company’s proportionate share of the loss on sales for the assets sold during the three- and nine-month periods ended September 30, 2010, was approximately $2.8 million and $4.1 million, respectively.

(F)	The difference between the Company’s share of net loss, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net loss for these items are reflected as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Income (loss), net	$3.6	$(0.6)	$1.7	$0.6

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2011	December 31, 2010
Company’s share of accumulated equity	$457.2	$480.2
Basis differentials (A)	(176.0)	(147.5)
Deferred development fees, net of portion relating to the Company’s interest	(3.5)	(3.4)
Notes receivable from investments	0.4	0.6
Notes and accrued interest payable to DDR (B)	98.5	87.3

Investments in and advances to joint ventures	$376.6	$417.2

(A)

This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from its proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain transaction and other costs, including capitalized interest, reserves on notes receivable as discussed below and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.
(B)	The Company has made advances to several joint ventures that bear annual interest at rates ranging from 10.5% to 12.0%. The Company advanced financing of $66.9 million, which includes accrued interest of $8.8 million, to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, related to a development project in Bloomfield Hills, Michigan (the “Bloomfield Loan”). This loan accrues interest at a base rate of the greater of LIBOR plus 700 basis points or 12% and a default rate of 16% and has a stated maturity of July 2011. This loan is in default and was fully reserved by the Company in 2008. During the second quarter of 2011, the Company recorded a $1.6 million reserve associated with a $4.3 million construction loan advanced to a 50% owned joint venture. The impairment was driven by the deterioration in value of the real estate collateral supporting the note. The stated terms are payable on demand from available cash flow from the property after debt service on the first mortgage. The reserve is classified as an impairment of joint venture investments in the condensed consolidated statement of operations for the nine-month period ended September 30, 2011.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Management and other fees	$7.0	$8.3	$21.7	$25.2
Financing and other fees	0.3	—	—	0.2
Development fees and leasing commissions	1.6	1.5	5.3	5.2
Interest income	—	0.1	0.1	0.3

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

In September 2011, the Company acquired three shopping centers, in two separate transactions, aggregating 0.5 million square feet of Company-owned gross leasable area (“GLA”) for an aggregate purchase price of approximately $110.0 million through the use of cash and assumed debt of $67.0 million at a fair market value of approximately $71.4 million.

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

The acquisition of the five shopping centers was allocated as follows (in thousands):

Land	$54,698
Buildings	119,601
Tenant improvements	2,528
Intangible assets	22,441

$199,268

The Company also recorded below-market leases of approximately $4.5 million which will be amortized over a weighted-average life of 14.0 years. Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 5):

		Weighted Average Amortization Period (in Years)
In-place leases (including lease origination costs and fair market value of leases) (1)	$12,357	5.2
Tenant relations	10,084	10.1

Total intangible assets acquired	$22,441

(1)	Includes above-market value of leases of approximately $1.1 million.

The following unaudited supplemental pro forma operating data is presented for the three– and nine–month periods ended September 30, 2011 and 2010 as if the acquisition of the five properties were completed on January 1, 2010.

The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The Company accounted for the acquisition of assets utilizing the purchase method of accounting (in thousands, except per share amounts).

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Pro forma revenues	$198,499	$197,323	$598,336	$596,389

Pro forma loss from continuing operations	$(48,774)	$(14,028)	$(13,123)	$(74,525)

Pro forma loss from discontinued operations	$(5,226)	$(3,307)	$(21,656)	$(93,371)

Pro forma net loss attributable to DDR common shareholders	$(50,684)	$(26,199)	$(54,253)	$(161,157)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.17)	$(0.10)	$(0.12)	$(0.39)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.19)	$(0.11)	$(0.20)	$(0.67)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.17)	$(0.10)	$(0.12)	$(0.39)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.19)	$(0.11)	$(0.20)	$(0.67)

4.	NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets. Notes receivable include certain loans that are held for investment and are generally collateralized by real estate related investments. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company considers notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. The Company evaluates the collectability of both interest and principal on each loan based on an assessment of the underlying collateral to determine whether it is impaired, and not by using internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate related investments, the same valuation techniques are utilized to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on performing loans is accrued as earned. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Notes receivable consist of the following (in millions):

	September 30, 2011	December 31, 2010
Loans receivable (A)	$103.3	$103.7
Other notes	2.9	2.8
Tax Increment Financing Bonds (“TIF Bonds”): (B)
Chemung County Industrial Development Agency	2.1	2.0
City of Merriam, Kansas	1.0	2.3
City of St. Louis, Missouri	3.2	3.2
Town of Plainville, Connecticut (C)	—	6.3

	6.3	13.8

	$112.5	$120.3

(A)	Amounts exclude notes receivable and advances from unconsolidated joint ventures including the Bloomfield Loan, which was in default and fully reserved at September 30, 2011 and December 31, 2010 (Note 2).
(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.
(C)	Repaid during the second quarter of 2011.

As of September 30, 2011 and December 31, 2010, the Company had eight loans receivable outstanding, with total remaining discretionary commitments of $6.0 million and $4.0 million, respectively. In June 2011, the Company sold a note receivable with a face value, including accrued interest, of $11.8 million for proceeds of $6.8 million, which resulted in the recognition of a $5.0 million reserve that is recorded in Other Expense in the condensed consolidated statement of operations for the nine-month period ended September 30, 2011. The following table reconciles the loans receivable on real estate for the nine months ended September 30, 2011 and 2010 (in millions):

	2011	2010
Balance at January 1	$103.7	$58.7
Additions:
New mortgage loans	10.0	58.3
Interest	0.8	4.8
Accretion of discount	0.6	0.1

Deductions:
Collections of principal	(6.8)	—
Loan foreclosure	—	(19.0)
Loan loss reserve (A)	(5.0)	—

Balance at September 30	$103.3	$102.9

(A)	Amount classified in other expense, net in the consolidated statement of operations for the year ended September 30, 2011. This reserve was written off upon the sale of the note in the second quarter of 2011.

The Company has one loan aggregating $9.3 million that is more than 90 days past due on interest payments and matured in September 2011. The Company has continued to record interest income through September 30, 2011 as the Company anticipates the note (including accrued interest) to be collected in full based upon the underlying estimated fair value of the real estate collateral.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$21,389	$14,228
Tenant relations, net	16,896	9,035

Total intangible assets (A)	38,285	23,263
Other assets:
Accounts receivable, net (B)	118,331	123,259
Deferred charges, net	47,728	44,988
Prepaids	8,721	11,566
Deposits	39,306	41,160
Other assets	4,140	3,473

Total other assets, net	$256,511	$247,709

(A)	The Company recorded amortization expense of $1.8 million and $1.6 million for the three-month periods ended September 30, 2011 and 2010, and $5.4 million and $5.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively, related to these intangible assets.
(B)	Includes straight-line rent receivables, net, of $55.9 million and $56.2 million at September 30, 2011 and December 31, 2010, respectively.

6.	REVOLVING CREDIT FACILITIES AND TERM LOAN

The following table discloses certain information regarding the Company’s Revolving Credit Facilities and Term Loan (in millions):

	Carrying Value at	Weighted-Average Interest Rate at
	September 30, 2011	September 30, 2011	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$214.9	2.3%	February 2016
PNC Facility	11.5	1.9%	February 2016
Secured indebtedness:
Term loan	500.0	3.0%	September 2014

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced the availability from $950 million to $750 million. The Unsecured Credit Facility maturity date was extended by two additional years from February 2014 to February 2016 and the current interest rate changed from LIBOR plus 275 basis points to LIBOR plus 165 basis points. The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, that was reduced in June 2011 from 50 basis points to 35 basis points on the entire facility. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At September 30, 2011, the Company had US$26.3 million of Euro borrowings and US$58.6 million of Canadian dollar borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, that also was amended in June 2011 (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at September 30, 2011), as defined in the facility, or (ii) LIBOR, plus a specified spread (1.65% at September 30, 2011). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2011.

Term Loan

The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent (the “Term Loan”). The Company amended the Term Loan in June 2011 and reduced the amount outstanding from $550 million to $500 million with an accordion feature of up to $600 million. The amended Term Loan matures in September 2014 with a one-year extension option. Borrowings under the Term Loan bear interest at variable rates based on LIBOR plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% at September 30, 2011). The collateral for the Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at September 30, 2011.

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

In March 2011, the Company entered into an interest rate swap with a notional amount of $85.0 million, which will decrease with the associated principal amortization of the hedged debt. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap converts LIBOR into a fixed rate for seven-year mortgage debt entered into in 2011.

In March 2011, the Company terminated an interest rate swap with a notional amount of $50.0 million. The swap converted LIBOR into a fixed rate on the Company’s Revolving Credit Facilities. The fair value of the interest rate swap as of the termination date was not material.

In February 2011, the Company entered into treasury locks with an aggregate notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of the $300.0 million aggregate principal amount of senior notes in March 2011, resulting in a payment of approximately $2.2 million to the counterparty. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then-anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings.

Measurement of Fair Value

At September 30, 2011, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities (in millions), which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s elective deferred compensation plan at September 30, 2011, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$—	$9.7	$—	$9.7
Marketable securities	$2.6	$—	$—	$2.6

The unrealized loss of $4.6 million included in other comprehensive loss (“OCI”) is attributable to the net change in unrealized gains or losses related to derivative liabilities that remain outstanding at September 30, 2011, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments. The unrealized loss of $4.6 million is in addition to the $2.2 million payment made to the counterparty related to the treasury locks that were executed and settled during the nine months ended September 30, 2011.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $109.0 million and $120.8 million at September 30, 2011 and December 31, 2010, respectively, as compared to the carrying amounts of $109.6 million and $122.6 million, respectively. The carrying value of the TIF bonds, which was $6.3 million and $13.8 million at September 30, 2011 and December 31, 2010, respectively, approximated their fair value as of both periods. The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of debt is determined using the trading price of public debt, and for all other debt determined on a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at September 30, 2011 and December 31, 2010, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,158,931	$2,308,214	$2,043,582	$2,237,320
Revolving credit facilities and term loan	726,433	729,731	879,865	875,851
Mortgage payable and other indebtedness	1,340,357	1,328,505	1,378,553	1,394,393

	$4,225,721	$4,366,450	$4,302,000	$4,507,564

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

The Company has an interest in consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company uses non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages its currency exposure related to the net assets of its Canadian and European subsidiaries through foreign currency-denominated debt agreements.

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

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	4.8%	February 2012
$100.0	1.0%	June 2014
$ 84.4	2.8%	September 2017

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $4.4 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the nine-month periods ended September 30, 2011 and 2010, the amount of hedge ineffectiveness recorded was not material.

The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, as follows (in millions):

	Liability Derivatives
	September 30, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$9.7	Other liabilities	$5.2

The effect of the Company’s derivative instruments on net loss is as follows (in millions):

Derivatives in Cash Flow Hedging	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from Accumulated OCI into Loss (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into (Income) Loss (Effective Portion)
	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30			Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate products	$(4.2)	$1.7	$(6.9)	$9.2	Interest expense	$—	$—	$(0.1)	$0.2

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
Derivatives in Net Investment Hedging Relationships	2011	2010	2011	2010
Euro—denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$2.0	$(4.9)	$(1.5)	$7.5

Canadian dollar—denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$3.4	$(2.1)	$0.3	$(2.3)

See discussion of equity derivative instruments in Note 10.

9.	COMMITMENTS AND CONTINGENCIES

Accrued Expense

The Company recorded a charge of $11.0 million in 2011 as a result of the termination without cause of its former Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement dated July 2009. This charge included stock-based compensation expense of approximately $1.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards partially offset by the forfeiture of previously expensed awards that will no longer be issued. At September 30, 2011, approximately $8.3 million was included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet related to this obligation.

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by

Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry filed a notice of appeal regarding that portion of the motion granted by the court. In May 2011, the appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that as a matter of law and fact, Coventry did not have the right to terminate the management agreements for cause. Coventry filed a notice of appeal of the court’s ruling.

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

In April 2011, the Company redeemed all of its outstanding shares of 8.0% Class G cumulative redeemable preferred shares at a redemption price of $25.105556 per Class G depositary share (the sum of $25.00 per share and dividends per share of $0.105556 prorated to the redemption date) for an aggregate redemption price of $180.8 million. The Company recorded a charge of approximately $6.4 million to net loss available to common shareholders in the second quarter of 2011 related to the write-off of the Class G preferred shares’ original issuance costs.

Dividends

Common share dividends declared were $0.06 and $0.14 per share, respectively, for the three- and nine-month periods ended September 30, 2011, which were paid in cash. Common share dividends declared were $0.02 and $0.06 per share, respectively, for the three- and nine-month periods ended September 30, 2010, which were paid in cash.

Deferred Obligations

Certain officers elected to have their deferred compensation distributed in 2011, which resulted in a reduction of the deferred obligation and corresponding increase to paid-in capital of approximately $2.3 million.

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

Although not triggered, the purchase price was subject to the Downward Price Protection Provisions described above which resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until the exercise date of March 18, 2011. These equity instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.

The fair value of the Company’s equity derivative instruments (warrants) were classified on the Company’s balance sheet as Equity Derivative Liability-Affiliate and had a fair value of $74.3 million at March 18, 2011, the exercise date. This liability was reclassified to paid-in capital and aggregated with the cash proceeds in the consolidated statement of equity.

The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

		Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
		2011	2010	2011	2010
Derivatives not Designated as Hedging Instruments	Income Statement Location	Gain (Loss)		Gain (Loss)
Warrants	Gain (loss) on equity derivative instruments	$—	$(11.3)	$21.9	$(14.6)

Measurement of Fair Value — Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments was determined using an option pricing model that considered all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures were susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% - 3.2% in the first quarter of 2011 and 3.1% - 4.2% in the first nine months of 2010. Since the initial valuation date, the Company used historical volatility assumptions to determine the estimate of fair value of the five-year warrants. The Company believed that the long-term historic volatility better represented the long-term future volatility and was more consistent with how an investor would view the value of these securities. The Company continually reassessed these assumptions and reviewed the assumptions again in March 2011 upon notification from the Otto Family regarding their intent to exercise the warrants. The Company determined that an implied volatility assumption was more representative of how a market participant would value the instruments given the shorter term nature of the warrants. The volatility assumptions used were 36.6% in the first quarter of 2011 and 78.3% in the first nine months of 2010. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.

The table below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that were included in Other Liabilities at December 31, 2010 and having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity Derivative Instruments – Liability
Balance of Level 3 at December 31, 2010	$96.2
Unrealized gain	(21.9)
Transfer out of liability to paid-in capital	(74.3)

Balance of Level 3 at September 30, 2011	$—

11.	FEE AND OTHER INCOME

Fee and other income from continuing operations were comprised of the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Management, development, financing and other fee income	$11.2	$13.2	$35.1	$40.9
Ancillary and other property income	7.5	5.7	21.7	14.8
Lease termination fees	2.6	0.5	3.9	4.1
Other miscellaneous	—	0.2	0.5	2.0

	$21.3	$19.6	$61.2	$61.8

12.	IMPAIRMENT CHARGES

The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2011 and 2010, on the following consolidated assets based on the difference of the carrying value of the assets and the estimated fair market value (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Land held for development(A)	$40.2	$—	$40.2	$54.3
Undeveloped land(B)	2.0	—	5.9	5.0
Assets marketed for sale(B)	9.0	—	22.4	—

Total continuing operations	$51.2	$—	$68.5	$59.3

Sold assets or assets held for sale	2.4	7.1	11.3	48.4
Assets formerly occupied by Mervyns(C)	—	—	—	35.3

Total discontinued operations	$2.4	$7.1	$11.3	$83.7
Joint venture investments	—	—	1.6	—

Total impairment charges	$53.6	$7.1	$81.4	$143.0

(A)	Amounts reported in the three and nine months ended September 30, 2011 primarily related to land held for development in Yaroslavl, Russia (“Yaroslavl Project”) and Brampton, Canada (“Brampton Project”), which are owned through consolidated joint ventures. The Company’s proportionate share of the loss was approximately $36.4 million after adjusting for the allocation of loss to the non-controlling interest in the Yaroslavl Project. The asset impairments were triggered by the Company’s current decision to dispose of its interest in lieu of development and the execution of agreements during the third quarter of 2011 for the sale of its interest in these projects. In connection with the potential sale of the Yaroslavl Project, an affiliate of the Company’s joint venture partner and the Otto Family may enter into certain leasing and management agreements with the buyer of the Yaroslavl Project and could receive fees in exchange for its services. The Company anticipates selling its interest in the Brampton Project to its joint venture partner in the project.

Amounts reported in the nine months ended September 30, 2010 primarily related to land held for development at the Yaroslavl Project and in Togliatti, Russia, also owned through a consolidated joint venture. The Company’s proportionate share of the loss was approximately $41.9 million after adjusting for the allocation of loss to the non-controlling interest. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects.

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing of a potential transaction.
(C)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this consolidated joint venture and including those assets classified as discontinued operations for the nine-month period ended September 30, 2010. The 2010 impairment charges were triggered in the second quarter of 2010 primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. As discussed in Note 13, these assets were deconsolidated in 2010 and all operating results, including the impairment charges, have been reclassified as discontinued operations.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges that were measured on a fair value basis for the nine-month period ended September 30, 2011. The table indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at September 30, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets — held and used and held for sale	$—	$—	$116.7	$116.7	$79.8
Unconsolidated joint venture investments	—	—	—	—	1.6

13.	DISCONTINUED OPERATIONS

All revenues and expenses of discontinued operations sold have been reclassified in the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2011 and 2010. The Company has one asset considered held for sale at September 30, 2011. The Company considers assets held for sale when the transaction has been approved by the appropriate levels of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Included in discontinued operations for the three- and nine-month periods ended September 30, 2011 and 2010, are 21 properties sold in 2011 and one property held for sale at September 30, 2011, aggregating 1.9 million square feet, and 31 properties sold in 2010 (including two held for sale at December 31, 2009), aggregating 2.9 million square feet, respectively. In addition, included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, aggregating 2.3 million square feet, which primarily represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for all periods presented, as the Company has no significant continuing involvement. The balance sheet related to the asset held for sale and the operating results related to assets sold, designated as held for sale or deconsolidated as of September 30, 2011, are as follows (in thousands):

September 30, 2011
Land	$994
Building	11,636
Fixtures and tenant improvements	2,721

15,351
Less: Accumulated depreciation	(9,067)

Total assets held for sale	$6,284

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Revenues	$1,563	$7,890	$10,782	$27,201

Operating expenses	109	3,571	3,640	14,638
Impairment charges	2,389	7,062	11,272	83,745
Interest, net	500	4,234	3,695	14,909
Depreciation and amortization	474	2,440	3,495	9,899

	3,472	17,307	22,102	123,191

Loss from discontinued operations	(1,909)	(9,417)	(11,320)	(95,990)
Gain on deconsolidation of interests, net	4,716	5,221	4,716	5,221
(Loss) gain on disposition of real estate	(8,033)	889	(15,052)	(2,602)

Net loss	$(5,226)	$(3,307)	$(21,656)	$(93,371)

14.	EARNINGS PER SHARE

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Basic Earnings:
Continuing Operations:
Loss from continuing operations	$(48,043)	$(12,598)	$(10,952)	$(70,202)
Plus: Gain on disposition of real estate	6,587	145	8,036	61
Plus: Income (loss) attributable to non-controlling interests	3,693	(108)	3,512	12,088

(Loss) income from continuing operations attributable to DDR	(37,763)	(12,561)	596	(58,053)
Write-off of original preferred share issuance costs	—	—	(6,402)	—
Preferred dividends	(6,967)	(10,567)	(24,620)	(31,702)

Basic — Loss from continuing operations attributable to DDR common shareholders	(44,730)	(23,128)	(30,426)	(89,755)
Less: Earnings attributable to unvested shares and operating partnership units	(152)	(46)	(361)	(138)

Basic — Loss from continuing operations	$(44,882)	$(23,174)	$(30,787)	$(89,893)
Discontinued Operations:
Loss from discontinued operations	(5,226)	(3,307)	(21,656)	(93,371)
Plus: Loss attributable to non-controlling interests	—	1,558	—	26,292

Basic — Loss from discontinued operations	(5,226)	(1,749)	(21,656)	(67,079)
Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(50,108)	$(24,923)	$(52,443)	$(156,972)

Diluted Earnings:
Continuing Operations:
Basic — Loss from continuing operations attributable to DDR common shareholders	$(44,730)	$(23,128)	$(30,426)	$(89,755)
Less: Earnings attributable to unvested shares and operating partnership units	(152)	(46)	(361)	(138)

Diluted — Loss from continuing operations	(44,882)	(23,174)	(30,787)	(89,893)
Discontinued Operations:
Basic — Loss from discontinued operations	(5,226)	(1,749)	(21,656)	(67,079)

Diluted—Net loss attributable to DDR common shareholders after allocation to participating securities	$(50,108)	$(24,923)	$(52,443)	$(156,972)

Number of Shares:
Basic and diluted — Average shares outstanding	274,639	249,139	268,270	241,679

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.16)	$(0.09)	$(0.12)	$(0.37)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.18)	$(0.10)	$(0.20)	$(0.65)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.16)	$(0.09)	$(0.12)	$(0.37)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.01)	(0.08)	(0.28)

Net loss attributable to DDR common shareholders	$(0.18)	$(0.10)	$(0.20)	$(0.65)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Anti-dilutive Securities:

•

Warrants to purchase 10.0 million common shares issued in 2009 were anti-dilutive for all of the periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations

•

Shares subject to issuance under the Company’s value sharing equity program (“VSEP”) were not considered in the computation of diluted EPS for all of the periods presented, as the shares were anti-dilutive due to the Company’s loss from continuing operations.

•

Options to purchase 2.7 million and 3.3 million common shares were outstanding at September 30, 2011 and 2010, respectively and were not considered in the computation of diluted EPS for all of the periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The forward equity agreement entered into in March 2011 for 9.5 million common shares was not included in the computation of diluted EPS using the treasury stock method for the nine-month period ended September 30, 2011 due to the Company’s loss from continuing operations. These shares were issued in April 2011. This agreement was not in effect in 2010.

•

The Company’s two series of senior convertible notes due 2012 and 2040, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $16.27, respectively, at September 30, 2011, were not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2011 and 2010, because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The Company’s senior convertible notes due 2011, which were convertible into common shares of the Company at the conversion price of approximately $64.23 at September 30, 2010, were not included in the computation of diluted EPS for the nine-month period ended September 30, 2011 and the three- and nine-month periods ended September 30, 2010, because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The senior convertible notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to two of the senior convertible notes issuances are not included in the computation of diluted EPS as the purchase options are anti-dilutive.

15.	SEGMENT INFORMATION

The Company has three reportable operating segments – shopping centers, Brazil equity investment and other investments. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The following table summarizes the Company’s shopping centers and office properties, including those located in Brazil:

	September 30,
	2011	2010
Shopping centers owned	450	493
Unconsolidated joint ventures	184	198
Consolidated joint ventures	2	3
States (A)	39	41
Office properties	5	6
States	3	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable segments (in thousands):

	Three-Month Period Ended September 30, 2011
	Other Investments	Shopping Centers			Brazil Equity Investment	Other	Total
Total revenues	$1,603	$194,845					$196,448
Operating expenses	(408)	(111,329)	(A	)			(111,737)

Net operating income	1,195	83,516					84,711
Unallocated expenses (B)						$(130,164)	(130,164)
Equity in net (loss) income of joint ventures		(7,190)			$4,600		(2,590)

Loss from continuing operations							$(48,043)

	Three-Month Period Ended September 30, 2010
	Other Investments	Shopping Centers			Brazil Equity Investment	Other	Total
Total revenues	$1,286	$191,706					$192,992
Operating expenses	(395)	(60,825)	(A	)			(61,220)

Net operating income	891	130,881					131,772
Unallocated expenses (B)						$(139,569)	(139,569)
Equity in net (loss) income of joint ventures		(7,377)			$2,576		(4,801)

Loss from continuing operations							$(12,598)

	Nine-Month Period Ended September 30, 2011
	Other Investments	Shopping Centers			Brazil Equity Investment	Other	Total
Total revenues	$4,380	$585,712					$590,092
Operating expenses	(1,336)	(253,275)	(A	)			(254,611)

Net operating income	3,044	332,437					335,481
Unallocated expenses (B)						$(360,713)	(360,713)
Equity in net income of joint ventures		568			$15,383		15,951
Impairment of joint venture investments		(1,671)					(1,671)

Loss from continuing operations							$(10,952)

Total gross real estate assets	$47,598	$8,332,090					$8,379,688

	Nine-Month Period Ended September 30, 2010
	Other Investments	Shopping Centers			Brazil Equity Investment	Other	Total
Total revenues	$3,882	$579,632					$583,514
Operating expenses	(1,621)	(237,889)	(A	)			(239,510)

Net operating income	2,261	341,743					344,004
Unallocated expenses (B)						$(410,429)	(410,429)
Equity in net (loss) income of joint ventures		(9,680)			$5,903		(3,777)

Loss from continuing operations							$(70,202)

Total gross real estate assets	$49,573	$8,378,529					$8,428,102

(A)	Includes impairment charges of $51.2 million for the three-month period ended September 30, 2011 and $68.5 million and $59.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively.
(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense and tax benefit/expense as listed in the condensed consolidated statements of operations.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of September 30, 2011, the Company’s portfolio consisted of 450 shopping centers and five office properties (including 184 shopping centers owned through unconsolidated joint ventures and two shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2011, the Company owned and/or managed approximately 130 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties, 47 properties in which the Company does not have an economic interest and 41 properties managed by the Company but owned by a third party. The Company also owns land in Canada and Russia at which active development has been deferred. At September 30, 2011, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 86.3%, as compared to 88.0% at September 30, 2010. The Company owned 493 shopping centers and six office properties at September 30, 2010. The average annualized base rent per occupied square foot was $13.76 at September 30, 2011, as compared to $13.03 at September 30, 2010.

Net loss applicable to DDR common shareholders for the three-month period ended September 30, 2011, was $50.0 million, or $0.18 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $24.9 million, or $0.10 per share (basic and diluted), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the nine-month period ended September 30, 2011, was $52.1 million, or $0.20 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $156.8 million, or $0.65 per share (basic and diluted), for the prior-year comparable period. Funds from operations (“FFO”) applicable to DDR common shareholders for the three-month period ended September 30, 2011, was $8.1 million compared to $37.1 million for the three-month period ended September 30, 2010. FFO applicable to DDR common shareholders for the nine-month period ended September 30, 2011 was $121.3 million compared to $32.7 million for the nine-month period ended September 30, 2010. The decrease in net loss applicable to DDR common shareholders and the corresponding increase in FFO applicable to DDR common shareholders for the nine-month period ended September 30, 2011, was primarily the result of a reduction in the aggregate impairment charges recorded in 2011, the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the valuation adjustments associated with the warrants exercised in 2011 partially offset by higher interest expense, an executive separation charge and the write-off of the original issuance costs due to the redemption of the Company’s Class G cumulative redeemable preferred shares.

Third Quarter 2011 Operating Results

In the third quarter of 2011, the Company acquired three prime shopping centers for an aggregate purchase price of approximately $110.0 million through the use of cash and assumed debt. The Company also sold consolidated non-prime assets generating gross proceeds of approximately $59.1 million. Combined with the activity from the first half of 2011, the Company’s transactional activity consisted of $150 million of acquisitions and $214 million in asset sales (of which the Company’s share was approximately $166 million). This activity demonstrates the Company’s strategy to recycle capital from non-prime asset sales into the acquisitions of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

The Company increased its third quarter dividend on its common shares to $0.06 per common share from $0.04 per common share in the second quarter. This increase still allows the Company to retain free cash flow, yet reflects the Company’s execution on its long-term strategies.

The Company continued its improvement in operating performance in the third quarter of 2011 as evidenced by the number of leases executed during the quarter and continued upward trending in average rental rates. The Company executed 516 total leases for over 2.5 million square feet during the third quarter. First-year rents on new leases provide a solid indicator of leasing trends. The average first-year rent for all new leases executed in the third quarter of 2011 was $15.18 per square foot, an increase from $12.65 per square foot in the third quarter of 2010. This growth was achieved without increasing the Company’s historically low tenant capital expenditures. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the quarter was only $2.57 per rentable square foot over the lease term.

In the third quarter of 2011, the Company continued its focus on maximizing internal growth opportunities while taking a balanced approach to external growth with a consistent execution of its previously set strategic objectives.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2010, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Base and percentage rental revenues	$132,567	$130,015	$2,552	2.0%
Recoveries from tenants	42,586	43,331	(745)	(1.7)%
Fee and other income	21,295	19,646	1,649	8.4%

Total revenues	$196,448	$192,992	$3,456	1.8%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Base and percentage rental revenues(A)	$396,958	$391,712	$5,246	1.3%
Recoveries from tenants(B)	131,898	130,038	1,860	1.4%
Fee and other income(C)	61,236	61,764	(528)	(0.9)%

Total revenues	$590,092	$583,514	$6,578	1.1%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$4.0
Acquisition of shopping centers	3.7
Development/redevelopment of shopping center properties	(1.2)
Straight-line rents	(1.3)

$5.2

The following tables present the statistics for the Company’s operating shopping center portfolio (in which the Company has an economic interest) impacting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio(1) September 30,		Office Property Portfolio September 30,

	2011	2010	2011	2010
Centers owned	450	493	5	6
Aggregate occupancy rate	86.3%	88.0%	79.5%	80.7%
Average annualized base rent per occupied square foot	$13.76	$13.03	$12.46	$11.00

	Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers(1) September 30,

	2011	2010	2011	2010
Centers owned	264	293	184	198
Consolidated centers	n/a	n/a	2	3
Aggregate occupancy rate	86.5%	88.3%	86.1%	87.7%
Average annualized base rent per occupied square foot	$12.32	$11.96	$15.65	$14.39

(1)	Excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and is receiving no allocation of income or loss.

(B)	The increase in recoveries is a result of the acquisition of five assets in 2011 as well as an increase in recoverable operating and maintenance expenses. Recoveries were approximately 86% and 85% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2011 and 2010, respectively. The improvement in the recovery percentage primarily relates to the disposition of non-prime assets with lower recovery rates.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended September 30,
	2011	2010	(Decrease) Increase
Management, development, financing and other fee income	$11.2	$13.2	$(2.0)
Ancillary and other property income	7.5	5.7	1.8
Lease termination fees	2.6	0.5	2.1
Other miscellaneous	—	0.2	(0.2)

	$21.3	$19.6	$1.7

	Nine-Month Periods Ended September 30,
	2011	2010	(Decrease) Increase
Management, development, financing and other fee income	$35.1	$40.9	$(5.8)
Ancillary and other property income	21.7	14.8	6.9
Lease termination fees	3.9	4.1	(0.2)
Other miscellaneous	0.5	2.0	(1.5)

	$61.2	$61.8	$(0.6)

The decrease in management fee income in 2011 is largely a result of 39 asset sales by the Company’s unconsolidated joint ventures from January 1, 2010 through September 30, 2011. The increase in ancillary and other income primarily is related to the revenue associated with cinema and entertainment operations located at two of the Company’s shopping centers.

Expenses from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Operating and maintenance	$34,027	$32,473	$1,554	4.8%
Real estate taxes	26,465	28,747	(2,282)	(7.9)%
Impairment charges	51,245	—	51,245	100.0%
General and administrative	17,954	20,180	(2,226)	(11.0)%
Depreciation and amortization	56,249	53,052	3,197	6.0%

	$185,940	$134,452	$51,488	38.3%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Operating and maintenance(A)	$106,937	$100,277	$6,660	6.6%
Real estate taxes(A)	79,217	79,956	(739)	(0.9)%
Impairment charges(B)	68,457	59,277	9,180	15.5%
General and administrative(C)	65,310	62,546	2,764	4.4%
Depreciation and amortization(A)	166,496	159,705	6,791	4.3%

	$486,417	$461,761	$24,656	5.3%

(A)	The changes for the nine months ended September 30, 2011 compared to 2010, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation
Comparable Portfolio Properties	$5.4	$0.9	$2.8
Acquisitions of shopping centers	0.5	0.9	2.5
Development/redevelopment of shopping center properties	3.5	(2.5)	1.4
Office properties	(0.2)	—	0.1
Provision for bad debt expense	(2.5)	—	—

	$6.7	$(0.7)	$6.8

The increase in operating and maintenance expenses in 2011 for the Comparable Portfolio Properties primarily is due to higher insurance related costs and various other property level expenditures. The increase in the Development/redevelopment shopping centers primarily is due to expenses associated with the cinema and entertainment operations located at two of the Company’s shopping centers.

(B)	The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2011 and 2010, on the following categories of consolidated assets (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Land held for development(1)	$40.2	$—	$40.2	$54.3
Undeveloped land(2)	2.0	—	5.9	5.0
Assets marketed for sale(2)	9.0	—	22.4	—

Total continuing operations	$51.2	$—	$68.5	$59.3

Sold assets or assets held for sale	2.4	7.1	11.3	48.4
Assets formerly occupied by Mervyns(3)	—	—	—	35.3

Total discontinued operations	$2.4	$7.1	$11.3	$83.7

Total impairment charges	$53.6	$7.1	$79.8	$143.0

(1)	Amounts reported in the three and nine months ended September 30, 2011 primarily related to land held for development in Yaroslavl, Russia (“Yaroslavl Project”) and Brampton, Canada (“Brampton Project”), which are owned through consolidated joint ventures. The Company’s proportionate share of the aggregate loss was approximately $36.4 million after adjusting for the allocation of loss to the non-controlling interest in the Yaroslavl Project. The asset impairments were triggered by the Company’s current decision to dispose of its interest in lieu of development and the execution of agreements during the third quarter of 2011 for the sale of its interest in these projects. In connection with the potential sale of the Yaroslavl Project, an affiliate of the Company’s joint venture partner and the Otto Family may enter into certain leasing and management agreements with the buyer of the Yaroslavl Project and could receive fees in exchange for its services. The Company anticipates selling its interest in the Brampton Project to its joint venture partner in the project.

Amounts reported in the nine months ended September 30, 2010 primarily related to land held for development at the Yaroslavl Project and in Togliatti, Russia, also owned through a consolidated joint venture. The Company’s proportionate share of the loss was approximately $41.9 million after adjusting for the allocation of loss to the non-controlling interest. The asset impairments were triggered primarily due to a change in the Company’s investment plans for these projects.

(2)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing of sale.
(3)	The Company’s proportionate share of these impairments was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture for the nine-month period ended September 30, 2010. The 2010 impairment charges were triggered in the nine months ended September 30, 2010 primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During the second quarter of 2010, the Company determined it was no longer committed to the long-term management and investment of these assets. These assets were deconsolidated in the third quarter of 2010 and all operating results, including the impairment changes, have been reclassified as discontinued operations.
(C)	General and administrative expenses were approximately 5.3% and 5.0% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the nine-month periods ended September 30, 2011 and 2010, respectively. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

During the nine months ended September 30, 2011, the Company recorded a charge of $11.0 million as a result of the termination without cause of its Executive Chairman, the terms of which were pursuant to his amended and restated employment agreement. During the nine months ended September 30, 2010, the Company incurred a $2.1 million separation charge related to the departure of another executive officer. The decrease in general and administrative expenses for the nine months ended September 30, 2011 as compared to September 30, 2010 excluding these executive separation charges is due to general cost cutting measures.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Interest income	$2,459	$1,614	$845	52.4%
Interest expense	(58,169)	(52,014)	(6,155)	11.8%
(Loss) gain on retirement of debt, net	(134)	333	(467)	(140.2)%
Loss on equity derivative instruments	—	(11,278)	11,278	(100.0)%
Other expense, net	182	(3,874)	4,056	(104.7)%

	$(55,662)	$(65,219)	$9,557	(14.7)%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Interest income(A)	$7,675	$4,425	$3,250	73.4%
Interest expense(B)	(175,218)	(161,488)	(13,730)	8.5%
(Loss) gain on retirement of debt, net	(134)	333	(467)	(140.2)%
Gain (loss) on equity derivative instruments(C)	21,926	(14,618)	36,544	(250.0)%
Other expense, net(D)	(4,825)	(18,357)	13,532	(73.7)%

	$(150,576)	$(189,705)	$39,129	(20.6)%

(A)	Increased primarily related to $58.3 million in loan receivables originated and purchased in September 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates, excluding the impact of deferred financing costs and including amounts allocated to discontinued operations are as follows:

	Nine-Month Periods Ended September 30,
	2011	2010
Weighted-average debt outstanding (in billions)	$4.3	$4.7
Weighted-average interest rate	5.6%	5.0%

The weighted average interest rate (based on contractual rates and excludes convertible debt accretion and deferred financing costs) at September 30, 2011 and 2010 was 5.1% and 5.0%, respectively.

The increase in 2011 interest expense is primarily due to the repayment of shorter-term, lower interest rate debt with the proceeds from long-term, higher interest rate debt, partially offset by a reduction in outstanding debt. Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $3.3 million and $9.4 million for the three- and nine-month periods ended September 30, 2011, respectively, as compared to $3.3 million and $9.5 million for the respective periods in 2010. The Company ceases the capitalization of interest when assets are placed in service or upon the suspension of construction.

(C)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”). The valuation and resulting charges/gains primarily related to the difference between the closing trading value of the Company’s common shares from the beginning of the period through the end of the respective period presented except that in 2011, the final valuation was done as of March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company no longer records the changes in fair value of these instruments in its earnings. The liability at the date of exercise was reclassified into paid-in capital upon the receipt of cash from the Otto Family and the issuance of the Company's common shares.
(D)	Other income (expenses) were comprised of the following (in millions):

	Nine-Month Periods Ended September 30,
	2011	2010
Litigation-related expenses	$(2.0)	$(13.5)
Note receivable reserve	(5.0)	—
Debt extinguishment gain (costs), net	0.3	(3.3)
Settlement of lease liability obligation	2.6	—
Abandoned projects and other expenses	(0.7)	(1.6)

	$(4.8)	$(18.4)

In June 2011, the Company sold a note receivable with a face value, including accrued but unpaid interest, of $11.8 million for proceeds of $6.8 million. This transaction resulted in the recognition of a reserve of $5.0 million prior to the sale to reduce the loan receivable to fair value.

In the fourth quarter of 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases as a result of an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in the first quarter of 2011.

Other Items (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Equity in net loss of joint ventures	$(2,590)	$(4,801)	$2,211	(46.1)%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(299)	(1,118)	819	(73.3)%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Equity in net income (loss) of joint ventures(A)	$15,951	$(3,777)	$19,728	(522.3)%
Impairment of joint venture investments	(1,671)	—	(1,671)	(100.0)%
Gain on change in control of interests(B)	22,710	—	22,710	(100.0)%
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,041)	1,527	(2,568)	(168.2)%

(A)	The increase in equity in net income of joint ventures for the nine months ended September 30, 2011 compared to the prior-year period is primarily a result of the gain recognized on the sale of an asset by one unconsolidated joint venture of which the Company’s share was $12.6 million and higher income from the Company’s investment in Sonae Sierra Brasil discussed below, partially offset by the Company’s proportionate share of unconsolidated joint venture impairments, loss on sale and the elimination of equity income from unconsolidated joint venture assets sold in the first nine months of 2010.

At September 30, 2011 and 2010, the Company had an approximate 33% and 48% interest, respectively, in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. In February 2011, Sonae Sierra Brasil, completed an initial public offering (“IPO”) of its common shares on the Sao Paulo Stock Exchange, raising total proceeds of approximately US$280 million. The Company’s effective ownership interest in Sonae Sierra Brasil decreased during the first quarter of 2011 due to the IPO. This entity uses the functional currency of Brazilian Reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground up developments and expansions in Brazil. The weighted average exchange rate used for recording the equity in net income was 1.63 and 1.79 for the nine months ended September 30, 2011 and 2010, respectively. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, primarily is due to shopping center expansion activity coming on line, increases in parking revenue and increases in ancillary income and interest income.

(B)	In the first quarter of 2011, the Company acquired its partners’ 50% interest in two shopping centers. The Company accounted for both of these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate gain associated with the acquisitions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Loss from discontinued operations	$(1,909)	$(9,417)	$7,508	(79.7)%
Gain on deconsolidation of interests, net	4,716	5,221	(505)	(9.7)%
(Loss) gain on disposition of real estate, net of tax	(8,033)	889	(8,922)	(1,003.6)%

	$(5,226)	$(3,307)	$(1,919)	58.0%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Loss from discontinued operations(A)	$(11,320)	$(95,990)	$84,670	(88.2)%
Gain on deconsolidation of interests, net(B)	4,716	5,221	(505)	(9.7)%
Loss on disposition of real estate, net of tax	(15,052)	(2,602)	(12,450)	478.5%

	$(21,656)	$(93,371)	$71,715	(76.8)%

(A)	The Company sold 21 properties during the nine-month period ended September 30, 2011 and had one property held for sale at September 30, 2011, aggregating 1.9 million square feet. In addition, the Company sold 31 properties in 2010 (including two properties held for sale at December 31, 2009) aggregating 2.9 million square feet. Also, included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, aggregating 2.3 million square feet, which primarily represents the activity associated with a joint venture that owns the underlying real estate of certain assets formerly occupied by Mervyns. These assets were classified as discontinued operations for all periods presented as the Company has no significant continuing involvement. In addition, included in the reported loss for the nine-month periods ended September 30, 2011 and 2010, is $11.3 million and $83.7 million, respectively, of impairment charges related to assets classified as discontinued operations.
(B)	The Company recorded a gain in both the three-month periods ended September 30, 2011 and 2010 associated with the deconsolidation of assets owned in consolidated joint ventures that were transferred to the control of a court appointed receiver. The Company recorded a gain because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint ventures. The revenues and expenses associated with these joint ventures are classified within discontinued operations.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Gain on disposition of real estate, net	$6,587	$145	$6,442	4,442.8%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Gain on disposition of real estate, net(A)	$8,036	$61	$7,975	13,073.8%

(A)	Amounts generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Non-controlling interests	$3,693	$1,450	$2,243	154.7%

	Nine Months Periods Ended September 30,
	2011	2010	$ Change	% Change
Non-controlling interests(A)	$3,512	$38,380	$(34,868)	(90.8)%

(A)	The change is a result of impairment charges in 2011 and 2010 by one of the Company’s 75% owned consolidated investments, which owns land held for development in Togliatti and Yaroslavl, Russia and one of the Company’s 50% owned consolidated investment, which own land held for development in Brampton, Canada. In addition, in 2010, non-controlling interests included the net loss attributable to a consolidated joint venture, which held assets previously occupied by Mervyns, that were deconsolidated in the third quarter of 2010, and the operating results are reported as a component of discontinued operations.

Net Loss (in thousands)

	Three-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Net loss attributable to DDR	$(42,989)	$(14,310)	$(28,679)	200.4%

	Nine-Month Periods Ended September 30,
	2011	2010	$ Change	% Change
Net loss attributable to DDR	$(21,060)	$(125,132)	$104,072	(83.2)%

The decrease in net loss attributable to DDR for the three- and nine-month periods ended September 30, 2011 compared to 2010, primarily was the result of a reduction in the aggregate impairment charges recorded in 2011, the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the valuation adjustments associated with the warrants exercised in 2011 partially offset by higher interest expense and an executive separation charge. A summary of changes in 2011 as compared to 2010 is as follows (in millions):

	Three-Month Period Ended September 30,	Nine-Month Period Ended September 30,
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$4.2	$0.7
Increase in consolidated impairment charges	(51.2)	(9.2)
Decrease (increase) in general and administrative expenses (A)	2.2	(2.8)
Increase in depreciation expense	(3.2)	(6.8)
Increase in interest income	0.8	3.3
Increase in interest expense	(6.1)	(13.7)
Increase in loss on retirement of debt, net	(0.5)	(0.5)
Change in equity derivative instrument valuation adjustments	11.3	36.5
Change in other expense	4.1	13.5
Increase in equity in net income of joint ventures	2.2	19.7
Increase in impairment of joint venture investments	—	(1.6)
Increase in gain on change in control of interests	—	22.7
Decrease (increase) in income tax expense	0.8	(2.5)
(Increase) decrease in loss from discontinued operations	(1.9)	71.7
Increase in gain on disposition of real estate	6.4	8.0
Change in non-controlling interests	2.2	(34.9)

(Increase) decrease in net loss attributable to DDR	$(28.7)	$104.1

(A)	Included in general and administrative expenses are executive separation charges of $11.0 million and $2.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those properties sold through the Company’s merchant building program, which are presented net of taxes, and those gains that represent the recapture of a previously recognized impairment charge, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (NAREIT) at September 30, 2011, because there were no gains generated from the Company's merchant building program.

During 2008, due to the volatility and volume of significant charges and gains recorded in the Company’s operating results that the Company believes were not reflective of the Company’s core operating performance, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains are regularly requested by users of the Company’s financial statements.

The original NAREIT definition of FFO did not explicitly address the treatment of impairment charges of depreciable real estate. As a result, there were different industry views regarding whether such charges should be excluded from FFO. The Company’s historical calculation of FFO included impairment charges as well as losses on sale of depreciable real estate. On October 31, 2011, NAREIT reaffirmed that the exclusion of impairment charges of depreciable real estate is consistent with the definition of FFO. Further, NAREIT indicated that it was its preference for companies to restate previously reported NAREIT FFO in order to provide consistent and comparable presentation of FFO measures. As the Company has included impairment charges and losses on sale of depreciable real estate in its FFO, the Company is currently evaluating its presentation of FFO in the current period and all previously reported periods. Impairments and losses on sale recorded by the Company for the periods presented herein are disclosed below in the reconciliation of Operating FFO.

Operating FFO is a non-GAAP financial measure, and, as described above, its use, combined with the required primary GAAP presentations, has been beneficial to management in improving the understanding of the Company’s operating results among the investing public and making comparisons of other REITs’ operating results to the Company’s more meaningful. The adjustments may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. The Company will continue to evaluate the usefulness and relevance of the reported non-GAAP measures, and such reported measures could change. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

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

Management recognizes FFO’s and Operating FFO’s limitations when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for needed dividends, capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.

Reconciliation Presentation

For the three-month period ended September 30, 2011, FFO applicable to DDR common shareholders was $8.1 million, compared to $37.1 million for the same period in 2010. For the nine-month period ended September 30, 2011, FFO applicable to DDR common shareholders was $121.3 million, as compared to $32.7 million for the same period in 2010. The increase in FFO for the nine-month period ended September 30, 2011, was primarily the result of a reduction in the aggregate impairment charges recorded in 2011, the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures and the effect of the non-cash valuation adjustments associated with the warrants exercised in 2011 partially offset by higher interest expense, an executive separation charge and the write-off of the original issuance costs due to the redemption of the Company’s Class G cumulative redeemable preferred shares.

For the three-month period ended September 30, 2011, Operating FFO applicable to DDR common shareholders was $67.4 million, compared to $63.2 million for the same period in 2010. For the nine-month period ended September 30, 2011, Operating FFO applicable to DDR common shareholders was $195.0 million, as compared to $193.4 million for the same period in 2010. The slight increase in Operating FFO for the nine-month period ended September 30, 2011, was primarily the result of increased revenue and interest income partially offset by higher general and administrative costs and interest expense.

The Company’s reconciliation of net loss applicable to DDR common shareholders to FFO applicable to DDR common shareholders and Operating FFO applicable to common shareholders is as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Net loss applicable to DDR common shareholders(A)(B)	$(49,956)	$(24,877)	$(52,082)	$(156,834)
Depreciation and amortization of real estate investments	54,474	53,026	163,197	161,769
Equity in net loss (income) of joint ventures	2,590	4,801	(15,951)	3,777
Joint ventures’ FFO(C)	7,569	10,457	35,158	32,319
Non-controlling interests (OP Units)	24	8	56	24
Gain on disposition of depreciable real estate(D)	(6,602)	(6,339)	(9,120)	(8,394)

FFO applicable to DDR common shareholders	$8,099	$37,076	$121,258	$32,661
Total non-operating items(E)	59,301	26,141	73,755	160,731

Operating FFO applicable to DDR common shareholders	$67,400	$63,217	$195,013	$193,392

(A)	Includes the deduction of preferred dividends of $7.0 million and $10.6 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $24.6 million and $31.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Also includes a charge of $6.4 million related to the write off of the Class G cumulative redeemable preferred shares’ original issuance costs for the nine-month period ended September 30, 2011.
(B)	Includes straight-line rental revenue of approximately $0.1 million and $0.4 million for the three-month periods ended September 30, 2011 and 2010, respectively (including discontinued operations), and straight-line rental revenue of $0.2 million and $1.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively. In addition, includes straight-line ground rent expense of approximately $0.5 million for both the three-month periods ended September 30, 2011 and 2010, and $1.5 million for both the nine-month periods ended September 30, 2011 and 2010, respectively (including discontinued operations).

(C)	At September 30, 2011 and 2010, the Company had an economic investment in joint ventures relating to 184 and 198 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Net loss attributable to unconsolidated joint ventures(1)	$(64,448)	$(21,278)	$(43,007)	$(69,573)
Loss (gain) on sale of real estate	10	—	(22,743)	(47)
Depreciation and amortization of real estate investments	45,397	47,814	138,473	149,815

FFO	$(19,041)	$26,536	$72,723	$80,195

FFO at DDR ownership interests(2)	$7,569	$10,457	$35,158	$32,319

(1)	Revenues for the three-month periods include the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Straight-line rents	$1.0	$0.9	$3.6	$3.0
DDR’s proportionate share	0.2	0.1	0.9	0.4

(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	The amount reflected as gains on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statements of operations includes residual land sales, which management considers being the disposition of non-depreciable real property. These dispositions are included in the Company’s FFO and, therefore, are not reflected as an adjustment to FFO. For the three-month period ended September 30, 2011, the Company recorded $0.8 million of gain on land sales. For the nine-month periods ended September 30, 2011 and 2010, the Company recorded $1.0 million and $0.4 million of gain on land sales, respectively.

(E)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are comprised of the following for the three- and nine-month periods ended September 30, 2011 and 2010 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Impairment charges – consolidated assets (A)	$51.2	$—	$68.5	$59.3
Executive separation charges (B)	0.3	—	11.0	2.1
Loss (gain) on debt retirement, net (A)	0.1	(0.3)	0.1	(0.3)
Loss (gain) on equity derivative instruments (A)	—	11.3	(21.9)	14.6
Other (income) expense, net (C)	(0.2)	3.9	4.8	16.0
Equity in net income of joint ventures – loss on asset sales and impairment charges net of gain on debt forgiveness	6.3	3.0	7.5	6.4
Impairment of joint venture investments	—	—	1.6	—
Gain on change in control of interests(A)	—	—	(22.7)	—
Discontinued operations – consolidated impairment charges, loss on sales and gain on debt extinguishment	10.5	12.4	27.4	94.2
Discontinued operations – FFO associated with Mervyns Joint Venture, net of non-controlling interest	—	1.0	—	4.8
Discontinued operations – Gain on deconsolidation of interests, net	(4.7)	(5.2)	(4.7)	(5.2)
Gain on disposition of real estate (land), net	(0.4)	—	(0.4)	—
Non-controlling interest—portion of impairment charges allocated to outside partners	(3.8)	—	(3.8)	(31.2)
Write-off of original preferred share issuance costs (A)	—	—	6.4	—

Total non–operating items	$59.3	$26.1	$73.8	$160.7
FFO applicable to DDR common shareholders	8.1	37.1	121.2	32.7

Operating FFO applicable to DDR common shareholders	$67.4	$63.2	$195.0	$193.4

(A)	Amount agrees to the face of the condensed consolidated statements of operations.
(B)	Amounts included in general and administrative expenses.

(C)	Amounts included in other (income) expenses in the condensed consolidated statements of operations and detailed as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Litigation-related expenses, net of tax	$—	$3.5	$2.0	$11.1
Note receivable reserve	—	—	5.0	—
Debt extinguishment (gain) costs	(0.5)	(0.3)	(0.3)	3.3
Settlement of lease liability obligation	—	—	(2.6)	—
Abandoned projects and other expenses	0.3	0.7	0.7	1.6

	$(0.2)	$3.9	$4.8	$16.0

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons, or to further strengthen the financial position of the Company. In the first nine months of 2011, the Company continued to strategically allocate cash flow from operating and financing activities. The Company also completed public debt and equity offerings in order to strengthen its balance sheet and improve its financial flexibility.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced its availability from $950 million to $750 million. The maturity date was extended to February 2016. The Unsecured Credit Facility includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, that was also amended in June 2011 to match the terms of the Unsecured Credit Facility (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates currently based on LIBOR plus 165 basis points, subject to adjustment based on the Company’s current corporate credit ratings from Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), which reflects a reduction in the interest rates from LIBOR plus 275 basis points.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants and require the Company to comply with certain covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2011, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company’s current business plans indicate that it will continue to be able to operate in compliance with these covenants for the remainder of 2011 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at September 30, 2011 (in millions):

Cash and cash equivalents	$20.7

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(226.4)
Letters of credit	(10.2)

Borrowing capacity available	$578.4

Additionally, as of October 28, 2011, the Company had $200 million of its common shares available for future issuance under its continuous equity program.

The Company intends to maintain a longer-term financing strategy and continue to reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities is sufficient for its liquidity strategy and longer-term capital structure needs.

Part of the Company’s overall strategy includes addressing debt maturing in future years following well before the maturity date. In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.

In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60.0 million. In April 2011, the Company issued 9.5 million of its common shares for $130.2 million, or $13.71 per share. The net proceeds from the issuance of these common shares were used to redeem $180.0 million of the Company's 8.0% Class G cumulative redeemable preferred shares in April 2011. The excess proceeds were used for general corporate purposes.

In June 2011, the Company amended its secured term loan arranged by KeyBank Capital Markets and JP Morgan Securities, LLC, reducing the amount outstanding from $550 million to $500 million. The new secured term loan matures in September 2014 and has a one-year extension option.

The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2012 as the Company has addressed all 2011 maturities. Included in the 2012 maturities are an aggregate of approximately $409.2 million of unsecured senior notes and approximately $110.7 million of mortgage debt. At September 30, 2011, there remains enough borrowing capacity available under the Revolving Credit Facilities to fund these maturities as they come due. At this date, there are no future years in which the Company’s scheduled consolidated debt maturities exceed $1 billion. Management believes that the scheduled debt maturities in future years are manageable for the size of its balance sheet. The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives.

The Company continues to look beyond 2011 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration with the goal of lowering the Company's risk profile and long-term cost of capital.

Unconsolidated Joint Ventures

At September 30, 2011, the Company’s unconsolidated joint venture mortgage debt that has matured or is maturing in 2011 was $135.8 million (of which the Company’s proportionate share is $19.2 million). Of this amount, $121.2 million (of which the Company’s proportionate share is $16.3 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements).

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2011	2010
Cash flow provided by operating activities	$224,710	$211,038
Cash flow provided by investing activities	29,958	9,312
Cash flow used for financing activities	(253,178)	(225,118)

Operating Activities: There were no significant changes from operating activities for the nine months ended September 30, 2011, as compared to the same period in 2010.

Investing Activities: The change in cash flow from investing activities for the nine months ended September 30, 2011 as compared to the same period in 2010, was primarily due to an increase in proceeds from note repayments and increased distributions from joint ventures related to asset sales and refinancings offset by the change in restricted cash.

Financing Activities: The change in cash flow used for financing activities for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to a decrease in proceeds received from the issuance of common shares partially offset by a decrease in the level of debt repayments.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $63.6 million for the nine months ended September 30, 2011, as compared to $46.8 million of dividends paid for the same period in 2010. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2011.

The Company declared a quarterly dividend of $0.06 per common share for the third quarter of 2011 and $0.04 per common share in each of the first two quarters of 2011, which aggregates $0.14 per common share for the first three quarters of 2011. The Board of Directors of the Company will continue to monitor the 2011 dividend policy and provide for adjustments, as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Sources and Uses of Capital

Strategic Purchase and Sale Transactions

The Company and Glimcher Realty Trust (NYSE: GRT) (“Glimcher”) entered into an agreement to swap two assets better aligned with the other's operating platforms and strategies. The Company plans to sell its open-air mall, Town Center Plaza, in Kansas City, Kansas to Glimcher for approximately $139 million with the existing loan encumbering this asset to be defeased immediately prior to closing; and Glimcher plans to sell its power center, Polaris Towne Center, in Columbus, Ohio to the Company for approximately $80 million, including the assumption of approximately $45 million in debt currently encumbering the property, which matures in 2020. The Company currently anticipates recognizing a gain, estimated to be approximately $60 million, in connection with the sale of Town Center Plaza, which amount is subject to change based on actual closing and other costs associated with the sale. Each of the transactions is expected to close in the fourth quarter of 2011, subject to the satisfaction or waiver of customary closing conditions, including lender approval and a closing condition requiring the contemporaneous closing of each transaction.

Acquisitions

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into prime assets with long-term growth potential. As part of that strategy, in the third quarter of 2011, the Company acquired three assets aggregating 0.5 million square feet for a total purchase price of approximately $110.0 million. The Company assumed an aggregate of $67.0 million of mortgage debt in connection with these acquisitions. Two of the assets are in Charlotte, North Carolina (Cotswold Village and The Terraces at SouthPark) and one asset is in Colorado Springs, Colorado (Chapel Hills East). In September 2011, the Company invested $10 million in a loan collateralized by a prime shopping center in Miami, Florida. In the first quarter of 2011, the Company acquired its partners' 50% ownership interests in two shopping centers for $40 million. As a result, the Company now owns 100% of the two prime shopping centers. The aggregate gross value of the shopping centers is $80 million, and a new $21.0 million, eleven-year mortgage encumbers one of the assets. The Company recorded an aggregate gain of approximately $22.7 million in connection with the first quarter acquisitions related to the step-up of its investment basis to fair value due to the change in control that occurred.

Dispositions

During the nine-month period ended September 30, 2011, the Company sold 20 shopping center properties and one office property, aggregating 1.9 million square feet, at an aggregate sales price of $106.9 million. In addition, the Company also sold $27.3 million of consolidated non-income producing assets. The Company recorded a net loss of $7.0 million, which excludes the impact of $52.6 million in related impairment charges that were recorded in prior periods. During the nine-month period ended September 30, 2011, three of the Company’s joint ventures sold three shopping centers, aggregating approximately 0.6 million square feet, generating gross proceeds of approximately $80.0 million. The joint ventures recorded an aggregate net gain of approximately $21.3 million related to these asset sales, of which the Company’s share was approximately $10.5 million.

As discussed above, as part of the Company’s portfolio management strategy, the Company has been marketing non-prime assets for sale. The Company is focusing on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through October 28, 2011, to sell real estate assets that are subject to contingencies. An aggregate gain on sale of approximately $85 million could be recorded if certain sales were consummated on the terms currently being negotiated, which could be offset, in whole or in part, by an aggregate loss of approximately $15 million from the sale of additional assets. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at September 30, 2011, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets’ current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expects to expend an aggregate of approximately $61.2 million in 2011, of which approximately $42.7 million was spent through September 30, 2011 on a net basis.

The Company will continue to closely monitor its spending in the remainder of 2011 and its expected spending in 2012 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in the remainder of 2011 or in 2012, excluding projects at Sonae Sierra Brasil. The projects in Brazil will be funded with proceeds from the recently completed IPO or entity level financing. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company adheres to strict investment criteria thresholds. The revised underwriting criteria followed for almost the past two years includes a higher cash-on-cost project return threshold, and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At September 30, 2011, approximately $189.5 million of costs had been incurred in relation to these projects. The Company is also currently redeveloping seven shopping center developments (one owned by a consolidated joint venture) at a projected aggregate net cost of approximately $79.8 million. At September 30, 2011, approximately $61.6 million of costs had been incurred in relation to these redevelopment projects.

At September 30, 2011, the Company has approximately $483.7 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or had not yet commenced. Based on the Company’s current intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the current market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at September 30, 2011, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage (A)	Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%	42 shopping centers in several states	11.6	1,212.0
DDR Domestic Retail Fund I	20.0%	63 shopping centers in several states	8.2	951.5
Sonae Sierra Brasil BV Sarl	33.3%	10 shopping centers, a management company and three development projects in Brazil	3.7	175.9
DDR – SAU Retail Fund LLC	20.0%	27 shopping centers in several states	2.3	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at September 30, 2011, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and has an initial maturity of July 2011. The Company reserved this advance in full in 2009 (see Coventry II Fund discussion below).

Coventry II Fund

At September 30, 2011, the Company maintains several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture’s management, leasing and development agreements, the Company presently earns fees for property management, leasing and construction management. These agreements expire by their own terms on December 31, 2011, and the Company does not anticipate that these agreements will be renewed or extended. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Part II, Item 1. Legal Proceedings).

As of September 30, 2011, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.7 million. An affiliate of the Company has also advanced $66.9 million of financing to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, related to the development of the project in Bloomfield Hills, Michigan (“Bloomfield Loan”). In addition to its existing equity and note receivable, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion to the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties is approximately $33.9 million at September 30, 2011.

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

A summary of the Coventry II Fund investments is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A),(B),(C),(D)
Coventry II DDR Buena Park LLC	Buena Park, California	61.0	(B)
Coventry II DDR Westover LLC	San Antonio, Texas	20.4	(B)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	150.6	(B),(C),(D)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.7	(B),(D),(E)
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.4	(B),(D),(E)
Service Holdings LLC	38 retail sites in several states	99.8	(B),(D),(E)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	15.1	(B),(E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	136.3	(B),(E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement arrangement in connection with the legal proceedings. The above-referenced $66.9 million Bloomfield Loan from the Company related to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.
(B)	As of September 30, 2011, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of October 28, 2011, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

(E)	As of September 30, 2011, the Company provided payment guaranties that are not greater than the proportion to its investment interest.

Other Joint Ventures

The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing or redeveloping shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guaranty to the third-party lending institution(s) providing construction financing.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $3.9 billion and $4.0 billion at September 30, 2011 and 2010, respectively (see Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $41.1 million at September 30, 2011, including guaranties associated with the Coventry II Fund joint ventures.

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

The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for Sonae Sierra Brasil. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

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

For the nine months ended September 30, 2011, $1.2 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.2 billion, $4.3 billion and $4.4 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

In June 2011, the Company amended its Revolving Credit Facilities. The maturity date was extended from February 2014 to February 2016 and the interest rate was reduced from LIBOR plus 275 basis points to LIBOR plus 165 basis points. In June 2011, the Company also amended its term loan arranged by KeyBank Capital Markets and JP Morgan Securities, LLC, reducing the amount outstanding from $550 million to $500 million. The new facility matures in September 2014 and has a one-year extension option. In addition, the interest rate changed from LIBOR plus 87.5 basis points to LIBOR plus 170 basis points which represents current competitive pricing.

In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.

In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60.0 million. In April 2011, the Company issued 9.5 million of its common shares for $130.2 million, or $13.71 per share. The net proceeds from the issuance of these common shares were used to redeem $180.0 million of the Company's 8.0% Class G cumulative redeemable preferred shares in April 2011. Excess proceeds were used for general corporate purposes.

Capitalization

At September 30, 2011, the Company’s capitalization consisted of $4.2 billion of debt, $375 million of preferred shares and $3.0 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $10.90, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2011), resulting in a debt to total market capitalization ratio of 0.6 to 1.0 at September 30, 2011. The debt to total market capitalization ratio was 0.6 to 1.0 at September 30, 2010. The closing price of the common shares on the New York Stock Exchange was $11.22 at September 30, 2010. At September 30, 2011, the Company’s total debt consisted of $3.6 billion of fixed-rate debt (including $284.4 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.6 billion of variable-rate debt. At September 30, 2010, the Company’s total debt consisted of $3.1 billion of fixed-rate debt (including $100.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $1.3 billion of variable-rate debt.

It is management’s current strategy to have access to the capital resources necessary to manage the Company’s balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s and re-establishing an investment grade rating with S&P and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

Contractual Obligations and Other Commitments

The Company does not have any remaining wholly-owned maturities in 2011 and has shifted its focus to the timing and opportunities for 2012 maturities.

At September 30, 2011, the Company had letters of credit outstanding of approximately $32.3 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $23.5 million with general contractors for its wholly-owned and consolidated joint venture properties at September 30, 2011. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days notice without penalty. At September 30, 2011, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.3 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective for new store openings. Some retailers closed existing locations and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 has continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2011. However, the Company believes there is an improvement in the level of optimism within its tenant base. Many retailers have executed contracts in 2010 and 2011 to open new stores and have strong store opening plans for 2012 and 2013. The lack of new supply is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. Offsetting some of the impact resulting from the reduced historical occupancy is that the Company has a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 2.5% of total 2011 consolidated revenues and joint venture revenues (Walmart at 3.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Overall, the Company’s portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to several major tenant bankruptcies, the shopping center portfolio occupancy was at 86.3% at September 30, 2011. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot including the results of Sonae Sierra Brasil was $13.76 at September 30, 2011 as compared to $13.03 at September 30, 2010. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the third quarter of 2011 for the U.S. portfolio was only $2.57 per rentable square foot. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

New Accounting Standards

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the Company’s current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its financial position or results of operations, though it will change the Company’s financial statement presentation.

Forward-Looking Statements

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.

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

•

The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular its major tenants, and could be adversely affected by the bankruptcy of those tenants;

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside of the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2011				December 31, 2010
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,603.7	4.4	6.0%	85.3%	$3,428.1	4.3	6.3%	79.7%
Variable-Rate Debt(A)	$622.0	4.2	2.0%	14.7%	$873.9	1.7	2.3%	20.3%

(A)	Adjusted to reflect the $284.4 million and $150 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 2.9% and 3.4% at September 30, 2011 and December 31, 2010, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	September 30, 2011				December 31, 2010
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,218.3	$662.3	3.8	5.6%	$3,279.1	$705.3	4.1	5.6%
Variable-Rate Debt	$672.7	$126.8	3.4	5.4%	$661.5	$128.5	1.8	4.0%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2011 and December 31, 2010, the interest rate on the Company’s $284.4 million and $150 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

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

The carrying value of the Company’s fixed-rate debt is adjusted to include the $284.4 million and $150 million that were swapped to a fixed rate at September 30, 2011 and December 31, 2010, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at September 30, 2011 and December 31, 2010, is summarized as follows (in millions):

	September 30, 2011					December 31, 2010
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,603.7	$3,762.0	(A)	$3,688.0	(B)	$3,428.1	$3,647.2	(A)	$3,527.0	(B)
Company’s proportionate share of joint venture fixed-rate debt	$662.3	$634.7		$617.7		$705.3	$689.3		$670.3

(A)	Includes the fair value of interest rate swaps, which was a liability of $9.7 million and $5.2 million at September 30, 2011 and December 31, 2010, respectively.
(B)	Includes the fair value of interest rate swaps, which was a liability of $2.2 million and a liability of $3.1 million at September 30, 2011 and December 31, 2010, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at September 30, 2011, would result in an increase in interest expense of approximately $4.7 million for the Company and $1.0 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2011, the Company had no other material exposure to market risk.

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

During the three-month period ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company is generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part (regarding Coventry’s claim that the Company breached a fiduciary duty owed to Coventry) and denied in part (all other claims) the Company’s motion. Coventry filed a notice of appeal regarding that portion of the motion granted by the court. In May 2011, the appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that as a matter of law and fact, Coventry did not have the right to terminate the management agreements for cause. Coventry filed a notice of appeal of the court’s ruling.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—31, 2011	369,764	$14.49	—	—
August 1—31, 2011	—	—	—	—
September 1—30, 2011	—	—	—	—

Total	369,764	$14.49	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	Amendment to Second Amended and Restated Articles of Incorporation of the Company

10.1	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes

10.2	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo

10.3	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak

10.4	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy

10.5	Form of Director and Officer Indemnification Agreement

10.6	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein

31.1	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101.SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010, (iii) Consolidated Statement of Equity for the Nine-Month Period Ended September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.

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

DDR CORP.

November 8, 2011	/s/ Christa A. Vesy
(Date)	Christa A. Vesy
Senior Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

3.1	3.1	Amendment to Second Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 14, 2011; File No. 001-11690)

10.1	10.1	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes	Filed herewith

10.2	10.2	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo	Filed herewith

10.3	10.3	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak	Filed herewith

10.4	10.4	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy	Filed herewith

10.5	10.5	Form of Director and Officer Indemnification Agreement	Filed herewith

10.6	10.6	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith