Form 10-K
period 2011-12-31
DDR CORP
filed 2012-02-28
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011, was $3.0 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

277,250,716 common shares outstanding as of February 10, 2012

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

DDR Corp., an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (“REIT”), is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, office properties. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages substantially all of the Portfolio Properties as defined herein. At December 31, 2011, the Company owned and/or managed more than 122.8 million square feet of gross leasable area (“GLA”), which included all of the Portfolio Properties and 49 properties managed by the Company (aggregating 15.9 million square feet of GLA). These amounts do not include 42 assets in which the Company did not have an economic interest, and effective as of January 1, 2012, did not manage.

Financial Information about Industry Segments

The Company is in the business of owning, managing and developing a portfolio of shopping centers and, to a lesser extent, office properties. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 10, 2012, consisted of 428 shopping centers (including 177 centers owned through unconsolidated joint ventures and two centers that are otherwise consolidated by the Company), five office properties and more than 1,600 acres of undeveloped land (of which approximately 40 acres are owned through unconsolidated joint ventures). The shopping centers, office properties and land are collectively referred to as the “Portfolio Properties.” The shopping center properties consist of shopping centers, and to a lesser extent, enclosed malls and lifestyle centers. From January 1, 2009, to February 10, 2012, the Company sold 156 shopping centers (including 54 properties owned through unconsolidated joint ventures) containing an aggregate of approximately 18.8 million square feet of GLA owned by the Company for an aggregate sales price of approximately $1.7 billion. From January 1, 2009, to February 10, 2012, the Company acquired 10 shopping centers (six of which were previously owned through unconsolidated joint ventures) containing an aggregate of approximately 2.5 million square feet of GLA owned by the Company for an aggregate purchase price of approximately $0.4 billion. In addition, as of February 10, 2012, the Company managed 49 properties. In January 2012, the Company entered into a joint venture agreement pursuant to which the Company will have an economic interest, which is expected to acquire 46 of these managed properties. The acquisition of the properties by the joint venture is subject to customary closing conditions and is expected to close in June 2012.

At December 31, 2011, the Company had 11 wholly-owned shopping centers under development and/or redevelopment.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio; office property portfolio; wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Shopping Center Portfolio December 31,		Office Property Portfolio December 31,
	2011	2010	2011	2010
Centers owned	432	478	5	6
Aggregate occupancy rate	89.1%	88.4%	83.6%	80.7%
Average annualized base rent per occupied square foot	$13.81	$13.30	$12.12	$11.05

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2011	2010	2011	2010
Centers owned	253	286	177	189
Centers owned through consolidated joint ventures	n/a	n/a	2	3
Aggregate occupancy rate	88.8%	88.6%	89.5%	88.1%
Average annualized base rent per occupied square foot	$12.26	$12.23	$15.93	$14.66

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

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties. The Company’s real estate strategy and philosophy has been to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. The Company may pursue the disposition of certain real estate assets and use the proceeds to repay debt, to reinvest in other real estate assets and developments or for other corporate purposes. At the end of 2008, in response to the unprecedented events that had taken place within the economic environment and in the capital markets, the Company refined its strategies to mitigate risk and focus on core operating results. These strategies are, as described below, to highlight the quality of the prime portfolio (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles) and dispose of those properties that are not likely to generate superior growth, to reduce leverage by utilizing strategic financial measures and to protect the Company’s long-term financial strength.

The Company’s key strategies are summarized as follows:

•

Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers;

•	Increase per share cash flows through the strategic disposition of non-prime assets and use the proceeds to repay debt and invest in other higher growth real estate assets and developments;

•

Address capital requirements by selling assets, including sales to joint ventures, retaining capital, maintaining dividend payments at the amount required to meet minimum REIT requirements, entering into new financings and, to the extent deemed appropriate, minimizing capital expenditures;

•	Access equity capital through the public markets and other viable alternatives;

•	Reduce total consolidated debt and pursue de-leveraging goals, including extending the duration of the Company’s debt;

•	Reduce expected spending within the Company’s development portfolio by phasing construction until sufficient pre-leasing is reached and financing is in place;

•	Increase expected spending on redevelopment in order to best position centers for tenant demand and to generate attractive returns;

•	Selectively pursue new investment opportunities only after significant equity and debt financings are identified and underwritten expected returns sufficiently exceed the Company’s cost of capital;

•	Continue leasing strategy of enhancing tenant relationships at a high level through the Company’s national account program and increasing occupancy with high-quality tenants;

•	Proactively and creatively find ways to lease space that has been consistently vacant;

•	Dedicate Company resources to monitor major tenant bankruptcies, identify potential space recapture opportunities and focus on marketing and re-tenanting those spaces;

•	Selectively develop or sell the Company’s undeveloped parcels and acquire and develop new sites in areas with attractive demographics;

•	Hold prime properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws.

The strategy, philosophy and investment and financing policies of the Company, and its policies with respect to certain other activities including its growth, debt capitalization, dividends, status as a REIT and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

As one of the nation’s largest owners and operators of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other developers and real estate companies in terms of rental rate, property location, availability of other space, management services and maintenance.

As of December 31, 2011, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
Walmart/Sam’s Club	4.3%
T.J. Maxx/Marshalls/Homegoods	2.4%
PetSmart	2.2%
Bed Bath & Beyond	2.0%
Kohl’s	1.8%
Michaels	1.6%
Lowe’s	1.5%

Qualification as a Real Estate Investment Trust

As of December 31, 2011, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2012, the Company employed 615 full-time individuals including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992. The Company’s corporate office is located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is http://www.ddr.com. The Company uses its Investor Relations website, (http://www.ddr.com), as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Because the Company’s properties consist primarily of shopping centers, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2011, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
Walmart/Sam’s Club	4.3%
T.J. Maxx/Marshalls/Homegoods	2.4%
PetSmart	2.2%
Bed Bath & Beyond	2.0%
Kohl’s	1.8%
Michaels	1.6%
Lowe’s	1.5%

The retail shopping sector has been affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2011, the Company had outstanding debt of approximately $4.1 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.8 billion as of December 31, 2011). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Disruptions in the Financial Markets Could Affect the Company’s Ability to Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions over the last few years, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Continued uncertainty in the equity and credit markets may negatively affect the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain new financing or make acquisitions. These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

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

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company. The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry. Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide not to rate the publicly traded debt in its sole discretion. The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date. A negative change in the Company’s rating could have an adverse effect on the Company’s revolving credit facilities and market price of the Company’s publicly traded debt as well as the Company’s ability to access capital and its cost of capital.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing. These risks include the following:

•	The Company’s cash flow may not satisfy required payments of principal and interest;

•	The Company may not be able to refinance existing indebtedness on its properties as necessary, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for distribution to the Company’s shareholders and funds available for development, redevelopment and acquisitions;

•

Any default on the Company’s indebtedness could result in acceleration of those obligations, which could result in the acceleration of other debt obligations, and possible loss of property to foreclosure and

•	The Company may not be able to finance necessary capital expenditures for purposes such as re-leasing space on favorable terms or at all.

If a property is mortgaged to secure payment of indebtedness and the Company cannot make the mortgage payments, it may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property that may also adversely affect the Company’s credit ratings. Any of these risks can place strains on the Company’s cash flows, reduce its ability to grow and adversely affect its results of operations.

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios and certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than a temporary decline. As of December 31, 2011, the Company had approximately $353.9 million of investments in and advances to unconsolidated joint ventures holding 177 operating shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties only to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the following:

•	The Company’s estimates on expected occupancy and rental rates may differ from actual conditions;

•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	The Company may be unable to operate successfully in new markets where acquired properties are located due to a lack of market knowledge or understanding of local economies;

•	The properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property;

•	The Company may be unable to successfully integrate new properties into its existing operations or

•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment that may have greater financial resources than the Company. The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve its anticipated return on investment, which could have an adverse effect on its results of operations.

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

Additionally, the time frame required for development, construction and lease-up of these properties means that the Company may wait several years for a significant cash return. If any of the above events occur, the development of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows. In addition, new development activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.

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

•

Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and

•

Unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for debt service obligations and distribution to its shareholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its shareholders and the ownership of its shares. The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures or debt service obligations.

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell its securities or a portion of its properties at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and avoid corporate income tax and the 4% excise tax.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could affect the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction. However, the Company would not be subject to this tax if it were to sell assets through its TRS. The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and its TRS are not comparable to similar arrangements among unrelated parties.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2012). Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.

The Company’s Inability to Realize Anticipated Returns from Its Retail Real Estate Investments Outside the United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of transactions outside the United States, as the Company may not have any prior experience with the local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. The Company could be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. In addition, financing may not be available at acceptable rates, and equity requirements may be different from the Company’s strategy in the United States. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company’s Investments in Real Estate Assets Outside of the United States Will Be Subject to Additional Risks

International investments and operations generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s investments in consolidated and unconsolidated joint ventures with international real estate assets in Brazil, Russia and Canada will be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the foreign ownership of property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, laws restricting the Company’s ability to return profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with a variety of foreign laws. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations or the value of the of the Company’s international investments.

Changes in foreign currency exchange rates may also adversely impact the fair values and earnings streams of the Company’s international holdings and thus the returns on the Company’s non-U.S.-dollar denominated investments. Although the Company may hedge some or all of its foreign currency risk, subject to the REIT income qualification tests, the Company may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares. For a further discussion of litigation risks, see “Legal Matters” in Note 9 — Commitments and Contingencies to the Consolidated Financial Statements.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations

The acquisition of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease liability and full replacement value property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood and rental loss insurance policies on its properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles. Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters. Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes. In addition, many of the Company’s properties are located in coastal regions, including 15 properties located on the island of Puerto Rico as of February 10, 2012, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unplanned Expenditures That Adversely Affect the Company’s Cash Flows

All of the Company’s properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and the Company’s ability to make distributions to shareholders. In addition, the Company is required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. The Company may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet its financial obligations and make distributions to shareholders.

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

The Company Has a Number of Shareholders Who Beneficially Own a Significant Portion of Its Outstanding Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company’s significant shareholders are in a position to influence any matters that are brought to a vote of the holders of the Company’s common shares, including, among others, the election of the Company’s Board of Directors and any amendments to its Articles of Incorporation and code of regulations. Without the support of the Company’s significant shareholders, certain transactions, such as mergers, tender offers, sales of assets and business combinations that could give shareholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate. The interests of the Company’s significant shareholders may differ from the interests of other shareholders. If the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market, the trading price of the Company’s common shares could decline significantly.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2011, the Portfolio Properties included 432 shopping centers (including 177 centers owned through unconsolidated joint ventures and two that were otherwise consolidated by the Company) and five office properties. The shopping centers consist of 405 community shopping centers and 27 enclosed malls and lifestyle centers. At December 31, 2011, the Portfolio Properties also included more than 1,600 acres of undeveloped land, primarily development sites and parcels, located adjacent to certain of the shopping centers. At December 31, 2011, the shopping centers aggregated approximately 83.3 million square feet of Company-owned GLA (approximately 122.8 million square feet of total GLA) and are located in 38 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Georgia, Florida, New York and Ohio. The Company owns land in Canada and Russia. At December 31, 2011, the office properties aggregated 0.4 million square feet of Company-owned GLA and are located in three states.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Walmart, Kohl’s or Target). The properties often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors or tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

At December 31, 2011, shopping centers made up the largest portion of the Company’s portfolio, constituting 73.3 million (88.0%) square feet of Company-owned GLA, while enclosed malls and lifestyle centers accounted for 10.0 million square feet (12.0%) of Company-owned GLA. At December 31, 2011, the average annualized base rent per square foot of Company-owned GLA of the Company’s 253 wholly-owned shopping centers was $12.26. For the 177 shopping centers owned through unconsolidated joint ventures and two consolidated joint ventures, annualized base rent per square foot was $15.93 at December 31, 2011. The average annualized base rent per square foot of the Company’s office properties was $12.12 at December 31, 2011.

The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements. The Company generally does not enter into significant tenant concessions on a lease by lease basis.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2011, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, as of December 31, 2011, unless otherwise indicated, with respect to the 432 shopping centers:

•	114 of these properties are anchored by a Walmart, Kohl’s or Target store;

•

These properties range in size from approximately 9,500 square feet to approximately 1,500,000 square feet of total GLA (with 207 properties exceeding 200,000 square feet of total GLA, of which 79 properties exceed 400,000 square feet of total GLA);

•

Approximately 65.3% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, approximately 16.1% is leased to regional tenants, and approximately 7.7% is leased to local tenants;

•

Approximately 89.1% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2011. With respect to the properties owned by the Company, including its unconsolidated joint ventures, as of December 31 of each of the last five years beginning with 2007, between 86.8% and 94.9% of the aggregate Company-owned GLA of these properties was occupied and

•	The Company had 11 wholly-owned shopping centers under development and/or redevelopment.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2021 at the Company’s 253 wholly-owned shopping centers and five office properties, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent Per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2012	585	3,976	$48,360	$12.16	8.6%	10.0%
2013	634	4,374	56,950	13.02	9.5%	11.7%
2014	576	4,978	61,843	12.42	10.8%	12.7%
2015	470	5,142	59,206	11.51	11.1%	12.2%
2016	486	4,590	61,861	13.48	9.9%	12.8%
2017	198	3,657	41,187	11.26	7.9%	8.5%
2018	162	2,253	28,658	12.72	4.9%	5.9%
2019	118	2,392	29,619	12.38	5.2%	6.1%
2020	115	1,307	17,795	13.61	2.8%	3.7%
2021	148	2,705	29,459	10.89	5.9%	6.1%

Total	3,492	35,374	$434,938	$12.30	76.6%	89.7%

The following table shows the impact of tenant lease expirations at the joint venture level through 2021 at the Company’s 177 shopping centers owned through unconsolidated joint ventures and two consolidated joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent Per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2012	1,037	2,984	$73,887	$24.76	9.1%	16.1%
2013	817	3,431	56,838	16.57	10.5%	12.4%
2014	842	3,925	65,824	16.77	12.0%	14.4%
2015	631	2,899	51,896	17.90	8.8%	11.3%
2016	672	4,019	63,617	15.83	12.2%	13.9%
2017	158	2,425	30,530	12.59	7.4%	6.7%
2018	79	1,222	16,609	13.59	3.7%	3.6%
2019	94	1,511	21,258	14.07	4.6%	4.6%
2020	74	1,553	16,619	10.70	4.7%	3.6%
2021	86	1,416	21,294	15.04	4.3%	4.7%

Total	4,490	25,385	$418,372	$16.48	77.3%	91.3%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Brazil
1	Brasilia	Patio Brasil Shopping Scs Quadra 07 Bl A	70307-902	MM	Fee	1997/2001	2006	3.5%	310,007	$18,786,862	$61.88	Centauro, Livraria Leitura, Otoch, Renner, Riachuelo, C&A, Severiano Ribeiro, Lojas Americanas(Not Owned)
2	Campinas	Parque Dom Pedro Avenue Guilherme Campos, 500	01387-001	MM	Fee	2001/2010	2006	29.9%	1,292,062	$39,998,810	$35.44	Casas Bahia, Centauro, Colombo, Etna, Fast Shop, Fnac, Formula Academia, Le Biscuit, Livraria Leitura, Telha Norte, Walmart, Riachuelo, Renner, Pernambucanas, Zara, C&A(Not Owned)
3	Franca	Franca Shopping Avenue Rio Negro, 1100	14406-901	MM	Fee	1993	2006	22.5%	196,201	$3,669,585	$18.74	C&A, C&C Casa E Construcao, Casas Bahia, Centauro, Lojas Americanas, Magazine Luiza, Marisa, Moviecom, Renner
4	Manaus	Manauara Shopping Avenue Mario Ypiranga,1300	69057-002	MM	Fee(3)	2009	2007	33.3%	505,009	$18,420,879	$37.00	Bemol, C&A, Centauro, Cia Athletica, Dinamica, Hitech Imports, Marisa, Pbkids Brinquedos, Playarte, Ramson S, Renner, Riachuelo, Saraiva Mega Store, Siberian/Crawford
5	Santa Barbara D O	Tivoli Shopping Avenue Santa Barbara, 777	13456-080	MM	Fee	1993/2006	2006	10%	237,227	$5,449,826	$23.54	C&A, C&C, Lojas Americanas, Magazine Luiza, Marisa, Moviecom, Paulistao, Ponto Frio
6	Sao Bernardo Do C	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee (3)	1980/1995/ 1997/2011	2006	33.3%	286,607	$13,656,944	$55.03	C&A, Fast Shop, Lojas Americanas, Marisa, Playland, Renner, Outback Steakhouse, Centauro, Livraria Leitura
7	Sao Paulo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee	2005/2011	2006	6.7%	239,732	$7,442,878	$32.09	C&A, Casas Bahia, Cinema Multiplex, Lojas Marabraz, Marisa, Extra, BMart
8	Sao Paulo	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee	1994	2006	10%	248,906	$14,520,750	$58.55	Camicado, Lojas Americanas, Luigi Bertolli, Monday Academia, Playarte, Renner, C&A(Not Owned)
9	Sao Paulo	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee (3)	2004	2006	33.3%	172,156	$4,277,848	$26.20	Americanas Express, C&A, Centauro, Marisa & Familia, Moviecom Boavista, Sonda Supermarket(Not Owned)
10	Sao Paulo	Shopping Penha Rua Dr Joao Ribeiro, 304	03634-010	MM	Fee	1992/2004	2006	24.4%	319,625	$10,233,192	$32.33	C&A, Centauro, Kalunga, Lojas Americanas, Marisa, Moviecom Penha, Ri Happy, Sonda Supermarket
United States and Puerto Rico
	Alabama
11	Birmingham, AL	Brook Highland Plaza 5291 Highway 280 South	35242	SC	Fee	1994/2003	1994	100%	551,898	$4,374,814	$9.31	Big Lots, Books-A-Million, Dick’s Sporting Goods, Homegoods, Lowe’s, Michael’s, OfficeMax, Ross Dress For Less, Stein Mart
12	Birmingham, AL	Eastwood Festival Centre 7001 Crestwood Boulevard	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,007,970	$5.20	Burlington Coat Factory, Dollar Tree, The Edge, Home Depot (Not Owned), Food Smart (Not Owned)
13	Birmingham, AL	River Ridge U.S. Highway 280	35242	SC	Fee (3)	2001	2007	15%	172,304	$2,215,458	$16.84	Best Buy, Staples, Super Target (Not Owned)
14	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007	100%	182,991	$1,562,854	$10.63	OfficeMax, Old Navy, T.J. Maxx
15	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007	15%	173,989	$1,464,951	$10.21	Best Buy, Burke’s Outlet, Dick’s Sporting Goods, Sam’s Club (Not Owned), Target (Not Owned)
16	Huntsville, AL	Westside Centre 6275 University Drive	35806	SC	Fee (3)	2002	2007	15%	476,146	$4,794,319	$12.81	Babies “R” Us, Bed Bath & Beyond, Big Lots, Dick’s Sporting Goods, Marshalls, Michael’s, Ross Dress For Less, Stein Mart, Super Target (Not Owned)
17	Scottsboro, AL	Scottsboro Marketplace 24833 John P. Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$352,860	$8.70	Burke’s Outlet, Walmart Supercenter (Not Owned)
18	Tuscaloosa, AL	McFarland Plaza 2600 McFarland Boulevard East	35404	SC	Fee (3)	1999	2007	15%	229,060	$1,181,903	$6.88	OfficeMax, Stein Mart, Toys “R” Us, Michael’s

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Arizona
19	Phoenix, AZ	Christown Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL(3)	1961/2009	2004		20%	850,638	$7,278,177	$9.13	Costco, J.C. Penney, PetSmart, Ross Dress For Less, Walmart Supercenter, Target (Not Owned)
20	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999		100%	197,009	$3,321,189	$17.26	AMC Theatre (Not Owned), Michael’s, OfficeMax, PetSmart, Ross Dress For Less, Target (Not Owned)
21	Phoenix, AZ	Ahwatukee Foothills Towne Center 4711 East Ray Road	85044	SC	Fee (3)	1996	1998		50%	671,019	$9,218,210	$16.18	AMC Theatre, Ashley Furniture Homestore, Babies “R” Us, Barnes & Noble, Best Buy, Jo-Ann Stores, OfficeMax, Roomstore, Ross Dress For Less
22	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee (3)	1995	1996		50%	346,428	$4,200,622	$12.86	Barnes & Noble, Davids Bridal(Not Owned), DSW Shoe Warehouse, Hobby Lobby, Homegoods, Mac Frugal’s, Nordstrom Rack, Pure Fitness (Not Owned), Savers (Not Owned), Staples, T.J. Maxx
23	Phoenix, AZ	Paradise Village Gateway Tatum and Shea Boulevards	85028	SC	Fee	1997/2004	2003		67%	293,311	$4,461,604	$16.14	Albertson’s, Bed Bath & Beyond, PetSmart, Ross Dress For Less, Staples
	Arkansas
24	North Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994		100%	295,013	$1,601,568	$6.92	Bed Bath & Beyond, Burlington Coat Factory, Cinemark, Michael’s, T.J. Maxx
25	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994		100%	280,665	$1,992,846	$7.42	Belk, Hobby Lobby, J.C. Penney, T.J. Maxx
	California
26	Buena Park, CA	Buena Park Downtown 8308 on the Mall	90620	SC	Fee (3)	1965/2009	2004		20%	740,904	$9,462,205	$17.12	24 Hour Fitness, Bed Bath & Beyond, DSW Shoe Warehouse, John’s Incredible Pizza Company, Kohl’s, Krikorian Theatres, Michaels, Ross Dress For Less, Sears (Not Owned), Toys “R” Us, Walmart (Not Owned)
27	Long Beach, CA	The Pike at Rainbow Harbor 95 South Pine Avenue	90802	SC	GL	2005	1	*	100%	426,337	$4,350,560	$17.14	Cinemark, KDB
28	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000		100%	80,404	$1,440,319	$18.44	Regal Cinemas
29	Pasadena, CA	Paseo Colorado 280 East Colorado Boulevard	91101	LC	Fee	2001	2003		100%	556,271	$8,510,230	$18.75	Arclight Cinemas, DSW Shoe Warehouse, Equinox, Gelson’s Market, Macy’s
30	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee (3)	1996/2000	2002		20%	245,774	$2,635,381	$15.23	.99 Cents Only Stores, Century Theatre, PetSmart, Ross Dress For Less
31	San Francisco, CA	Van Ness Plaza 1000 Van Ness Avenue	94109	SC	Fee	1998	2002		100%	122,844	$3,549,165	$41.15	AMC Theatres
32	Valencia, CA	River Oaks Shopping Center 24235 Magic Mountain Parkway	91355	SC	GL	1986/2010	2006		100%	77,552	$975,132	$17.75	Buy Buy Baby, Sprouts Farmers Market
	Colorado
33	Broomfield, CO	Flatiron Marketplace 1 West Flatiron Circle	80021	SC	Fee	2001	2003		100%	252,249	$2,453,675	$19.23	Best Buy, The Great Indoors (Not Owned)
34	Centennial, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997		100%	407,964	$5,372,907	$16.57	Golfsmith Golf Center, Michaels, OfficeMax, REI (Not Owned), Ross Dress For Less, Stickley Furniture, Toys “R” Us, Wow Furniture (Not Owned)
35	Colorado Springs, CO	Chapel Hills East 7625-7675 North Academy Boulevard	80920	SC	Fee	1996/2000	2011		100%	178,252	$1,876,724	$10.53	Best Buy, DSW Shoe Warehouse, OfficeMax, Old Navy, Pep Boys, Whole Foods
36	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003		100%	244,383	$4,091,125	$17.07	24 Hour Fitness, King Soopers, Michaels, OfficeMax, Pier 1 Imports

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
37	Denver, CO	Tamarac Square 7777 East Hampden	80231	SC	Fee	1976	2001		100%	33,103	$269,391	$12.89
38	Fort Collins, CO	Mulberry and Lemay Crossing Mulberry Street and South Lemay Avenue	80525	SC	Fee	2004	2003		100%	18,988	$479,624	$25.26	Home Depot (Not Owned), Walmart (Not Owned)
39	Highland Ranch, CO	8575 South Quebec Street 8575 South Quebec Street	80130	SC	Fee	1998	2007		100%	43,480	$—	$—
40	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1	*	100%	249,081	$5,911,029	$28.00
	Connecticut
41	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007		15%	382,864	$4,041,200	$12.74	Bob’s Stores, Staples, Stop & Shop, Walmart
42	Windsor, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007		100%	78,480	$1,326,011	$18.19	Petco (Not Owned), Stop & Shop, Target (Not Owned)
	Delaware
43	Dover, DE	Kmart Shopping Center 515 North Dupont Highway	19901	SC	Fee (3)	1973	2008		25.25%	88,980	$305,800	$3.44	Kmart
	Florida
44	Boynton Beach, FL	Village Square at Golf 3775 West Woolbright Road	33436	SC	Fee (3)	1983/2002	2007		20%	138,090	$1,402,586	$13.00	Publix Super Markets
45	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Boulevard	33426	SC	Fee (3)	1990	2007		20%	70,555	$686,028	$10.28	Publix Super Markets
46	Boynton Beach, FL	Meadows Square Hypoluxo Road North Congress Avenue	33461	SC	Fee (3)	1986	2004		20%	106,224	$1,032,581	$12.84	Publix Super Markets
47	Bradenton, FL	Lakewood Ranch Plaza 1755 Lakewood Ranch Boulevard	34211	SC	Fee (3)	2001	2007		20%	85,652	$942,779	$11.99	Publix Super Markets
48	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007		20%	235,459	$1,698,293	$7.75	Beall’s, Beall’s Outlet, Lifestyle Family Fitness, Lowe’s (Not Owned), Macy’s Furniture & Mattress Clearance Center
49	Bradenton, FL	Cortez Plaza 905 Cortez Road West	34207	SC	Fee	1966/1988	2007		100%	288,540	$2,272,556	$10.89	Burlington Coat Factory, hhgregg, PetSmart
50	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/2003	2	*	100%	228,022	$755,935	$3.35	Kmart, Kane Furniture
51	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2003		100%	176,113	$1,825,822	$10.76	Babies “R” Us, CompUSA, Jo-Ann Stores, Publix Super Markets
52	Casselberry, FL	Casselberry Commons 1455 South Semoran Boulevard	32707	SC	Fee (3)	1973/1998/2010	2007		20%	259,044	$2,182,867	$10.09	Publix Super Markets, Ross Dress For Less, Stein Mart, T.J. Maxx
53	Clearwater, FL	Clearwater Collection 21688-21800 U.S. Highway 19 North	33765	SC	Fee	1995/2005	2007		100%	132,023	$1,417,933	$12.01	Floor & Decor, LA Fitness International
54	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1/2	*	100%	169,101	$1,139,573	$7.22	Beall’s, Beall’s Outlet, Sibex Electronics
55	Crystal River, FL	Crystal Springs 6760 West Gulf to Lake	34429	SC	Fee (3)	2001	2007		20%	66,986	$617,278	$10.27	Publix Super Markets
56	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007		100%	165,000	$1,600,000	$9.70	Bass Pro Outdoor World
57	Dania, FL	Sheridan Square 401-435 East Sheridan Street	33004	SC	Fee (3)	1991	2007		20%	66,200	$633,677	$10.27	Publix Super Markets

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
58	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007		20%	74,499	$993,634	$15.19	Publix Super Markets
59	Deerfield Beach, FL	Hillsboro Square Hillsboro Boulevard and Highway One	33441	SC	Fee (3)	1978/2002	2007		15%	145,385	$2,147,094	$15.98	Office Depot, Publix Super Markets
60	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004		100%	46,835	$152,122	$15.06
61	Fort Myers, FL	Market Square 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007		15%	118,945	$1,764,679	$14.84	American Signature Furniture, Barnes & Noble (Not Owned), Big Al’s City Sports (Not Owned), CompUSA (Not Owned), Dollar Tree (Not Owned), DSW Shoe Warehouse, Petco (Not Owned), Target (Not Owned), Total Wine & More, World Market (Not Owned)
62	Fort Myers, FL	Cypress Trace Cypress Lake Drive and U.S. 41	33907	SC	Fee (3)	2004	2007		15%	276,288	$2,162,784	$9.30	Beall’s, Beall’s Outlet, Ross Dress For Less, Stein Mart
63	Fort Walton Beach, FL	Shoppes at Paradise Pointe U.S. Highway 98 and Perry Avenue	32548	SC	Fee (3)	1987/2000	2007		20%	83,936	$674,328	$11.78	Publix Super Markets
64	Hernando, FL	Shoppes of Citrus Hills 2601 Forest Ridge Boulevard	34442	SC	Fee (3)	1994/2003	2007		20%	68,927	$707,526	$10.26	Publix Super Markets
65	Hialeah, FL	Paraiso Plaza 3300-3350 West 80th Street	33018	SC	Fee (3)	1997	2007		20%	60,712	$789,297	$14.43	Publix Super Markets
66	Homestead, FL	Homestead Pavilion Campbell Drive and Southwest 157th Avenue	33030	SC	Fee	2008	2008		100%	295,695	$4,422,805	$15.63	Bed Bath & Beyond, Kohl’s, Michaels, Ross Dress For Less, Sports Authority, Staples
67	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995		100%	219,735	$1,154,087	$6.30	Beall’s Outlet (Not Owned), Citi Trends (Not Owned), J.C. Penney, Winn Dixie Stores
68	Lake Mary, FL	Shoppes of Lake Mary 4155 West Lake Mary Boulevard	32746	SC	Fee (3)	2001	2007		15%	71,039	$1,329,711	$21.76	Publix (Not Owned), Staples, Target (Not Owned)
69	Lake Wales, FL	Shoppes on the Ridge Highway 27 and Chalet Suzanne Road	33859	SC	Fee (3)	2003	2007		20%	115,578	$1,063,905	$12.25	Publix Super Markets
70	Lakeland, FL	Highlands Plaza 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004		100%	102,572	$601,025	$8.43	Winn Dixie Stores
71	Lakeland, FL	Lakeland Marketplace Florida Lakeland	33803	SC	Fee	2006	2003		100%	77,582	$581,865	$7.50	Beall’s, Lowe’s (Not Owned)
72	Largo, FL	Kmart Shopping Center 1000 Missouri Avenue	33770	SC	Fee (3)	1969	2008		25.25%	116,805	$214,921	$1.84	Kmart
73	Largo, FL	Bardmoor Promenade 10801 Starkey Road	33777	SC	Fee (3)	1991	2007		20%	152,667	$1,950,909	$14.24	Publix Super Markets
74	Melbourne, FL	Melbourne Shopping Center 1301-1441 S Babcock	32901	SC	Fee (3)	1960/1999	2007		20%	229,102	$1,071,549	$6.37	Big Lots, Publix Super Markets
75	Miami, FL	Plaza Del Paraiso 12100 Southwest 127th Avenue	33186	SC	Fee (3)	2003	2007		20%	82,441	$1,139,165	$14.49	Publix Super Markets
76	Miami, FL	Midtown Miami 3401 North Miami Avenue	33127	SC	Fee	2006	1	*	100%	464,193	$5,958,021	$14.01	Homegoods, Loehmann’s, Marshalls, Ross Dress For Less, Sports Authority, Target, West Elm
77	Miramar, FL	River Run Miramar Parkway and Palm Avenue	33025	SC	Fee (3)	1989	2007		20%	91,418	$1,052,123	$11.84	Publix Super Markets

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
78	Naples, FL	Countryside Shoppes 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007		20%	73,986	$705,084	$10.04	Sweetbay Supermarkets
79	New Port Richey, FL	Shoppes at Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007		20%	130,707	$952,700	$12.74	Publix Super Markets
80	Ocala, FL	Ocala West 2400 Southwest College Road	32674	SC	Fee	1991/2006	2003		100%	108,019	$751,858	$11.83	Hobby Lobby
81	Ocala, FL	Heather Island 7878 Southeast Maricamp	34472	SC	Fee (3)	2005	2007		20%	70,970	$637,690	$9.82	Publix Super Markets
82	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007		100%	93,280	$472,351	$12.63
83	Ocoee, FL	West Oaks Town Center 9537-49 West Colonial	34761	SC	Fee (3)	2000	2007		20%	66,539	$992,350	$16.97	Best Buy (Not Owned), Michaels
84	Orlando, FL	Chickasaw Trail 2300 South Chickasaw Trail	32825	SC	Fee (3)	1994	2007		20%	75,492	$707,192	$10.68	Publix Super Markets
85	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007		20%	117,723	$820,555	$9.29	Publix Super Markets
86	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007		20%	281,260	$1,976,960	$9.20	Kmart, Office Depot, Publix Super Markets
87	Orlando, FL	West Colonial Center Good Homes Road and Colonial Drive	32818	SC	Fee (3)	1999	2007		15%	78,625	$355,351	$11.11	Staples
88	Oviedo, FL	Oviedo Park Crossing Route 417 and Red Bug Lake Road	32765	SC	Fee (3)	1999	1	*	20%	186,212	$1,856,145	$10.18	Bed Bath & Beyond, Lowe’s (Not Owned), Michaels, OfficeMax, Ross Dress For Less, T.J. Maxx
89	Palm Beach Gardens, FL	Northlake Commons Northlake Boulevard	33403	SC	Fee (3)	1987/2003	2007		20%	146,825	$1,591,414	$14.47	CompUSA, Home Depot (Not Owned), Ross Dress For Less
90	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee	1990	1995		100%	52,395	$1,014,521	$20.09	Publix Super Markets (Not Owned), Target (Not Owned)
91	Pembroke Pines, FL	Flamingo Falls 2000-2216 North Flamingo Road	33028	SC	Fee (3)	2001	2007		20%	108,565	$1,698,749	$20.44	Fresh Market, LA Fitness International (Not Owned)
92	Plantation, FL	The Fountains 801 South University Drive	33324	SC	Fee	1989/2010	2007		100%	412,461	$4,469,552	$13.44	Dick’s Sporting Goods, Fountains Professional Center (Not Owned), Jo-Ann Fabrics & Crafts, Kohl’s, Marshalls
93	Santa Rosa Beach, FL	Watercolor Crossing 110 Watercolor Way	32459	SC	Fee (3)	2003	2007		20%	43,207	$593,501	$13.74	Publix Super Markets
94	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee	1988/1997	1/2	*	100%	192,347	$1,452,386	$8.54	Beall’s, Ross Dress For Less, Sam’s Club (Not Owned), Walmart (Not Owned)
95	St. Petersburg, FL	Kmart Plaza 3951 34th Street South	33711	SC	Fee (3)	1973	2008		25.25%	94,500	$277,400	$—
96	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee (3)	1980	2007		20%	95,229	$1,094,752	$12.74	Hobby Lobby
97	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	85,951	$700,377	$8.26	Beall’s Outlet, Office Depot, Walmart (Not Owned)
98	Tallahassee, FL	Southwood Village Northwest Capital Circle and Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$741,157	$12.51	Publix Super Markets

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
99	Tamarac, FL	Midway Plaza University Drive and Commercial Boulevard	33321	SC	Fee (3)	1985	2007		20%	226,098	$2,461,225	$12.96	Publix Super Markets, Ross Dress For Less
100	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1/2	*	20%	104,460	$1,106,158	$12.76	Publix Super Markets
101	Tampa, FL	Walk at Highwood Preserve (I) 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	140,629	$1,635,198	$16.25	Best Buy, Michaels
102	Tampa, FL	Walk at Highwood Preserve (II) 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	28,452	$544,848	$24.60
103	Tampa, FL	New Tampa Commons Bruce B. Downs and Donna Michelle	33647	SC	Fee	2005	2007		100%	10,000	$329,239	$32.92
104	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee	1974/1998	1/2	*	100%	115,267	$836,695	$8.38	Beall’s Outlet, Big Lots, Staples
105	Tequesta, FL	Tequesta Shoppes 105 North U.S. Highway 1	33469	SC	Fee	1986	2007		100%	109,846	$793,396	$8.19	Stein Mart
106	Valrico, FL	Brandon Boulevard Shoppes 1930 State Route 60 East	33594	SC	Fee	1994	2007		100%	85,377	$181,698	$16.27
107	Valrico, FL	Shoppes at Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007		20%	71,430	$1,041,039	$15.28	Publix Super Markets
108	Venice, FL	Jacaranda Plaza 1687 South Bypass	34293	SC	Fee (3)	1974	2008		25.25%	84,180	$—	$—
109	Wesley Chapel, FL	The Shoppes at New Tampa 1920 County Road 581	33543	SC	Fee (3)	2002	2007		20%	158,602	$1,873,443	$12.23	Beall’s, Office Depot (Not Owned), Publix Super Markets
	Georgia
110	Atlanta, GA	Perimeter Pointe 1155 Mount Vernon Highway	30136	SC	Fee	1995/2002	1995		100%	353,413	$5,222,955	$15.54	Babies “R” Us, Homegoods, LA Fitness, Office Depot, Sports Authority, Stein Mart, United Artists Theatre
111	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee (3)	1993	2007		20%	66,844	$509,681	$7.62	Kroger
112	Atlanta, GA	Cascade Crossing 3695 Cascade Road Southwest	30331	SC	Fee (3)	1994	2007		20%	63,346	$616,162	$9.73	Publix Super Markets
113	Atlanta, GA	Brookhaven Plaza 3974 Peachtree Road Northeast	30319	SC	Fee (3)	1993	2007		20%	71,320	$1,026,109	$49.71
114	Atlanta, GA	Abernathy Square 6500 Roswell Road	30328	SC	Fee	1983/1994	2007		100%	129,770	$2,298,874	$19.73	Publix Super Markets
115	Austell, GA	Burlington Plaza 3753-3823 Austell Road Southwest	30106	SC	GL (3)	1973	2008		25%	146,950	$514,827	$3.60	Burlington Coat Factory
116	Buford, GA	Marketplace at Millcreek Mall of Georgia Boulevard	30519	SC	Fee (3)	2003	2007		15%	402,941	$4,380,036	$14.17	Bed Bath & Beyond, Costco (Not Owned), DSW Shoe Warehouse, Marshalls, Michaels, OfficeMax, PetSmart, REI, Ross Dress For Less, Toys “R” Us
117	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007		20%	306,486	$3,225,977	$11.18	Belk, Michaels, Publix Super Markets, Ross Dress For Less
118	Canton, GA	Hickory Flat Village 6175 Hickory Flat Highway	30115	SC	Fee (3)	2000	2007		20%	74,020	$856,216	$12.58	Publix Super Markets
119	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003		100%	167,369	$366,288	$9.67
120	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee	1999	2003		100%	119,571	$1,244,759	$11.65	Fresh Market, Michaels, PetSmart, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
121	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	318,665	$3,666,156	$11.85	Appliancesmart, Home Depot (Not Owned), Lowe’s, Michaels, OfficeMax, Walmart (Not Owned)
122	Cumming, GA	Sharon Greens 1595 Peachtree Parkway	30041	SC	Fee (3)	2001	2007	20%	98,301	$923,350	$11.50	Kroger
123	Decatur, GA	Hairston Crossing 2075 South Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$656,266	$12.15	Publix Super Markets
124	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Road	30034	SC	Fee (3)	1994	2007	20%	69,699	$666,065	$9.72	Publix Super Markets
125	Douglasville, GA	Douglasville Pavilion 2900 Chapel Hill Road	30135	SC	Fee (3)	1998	2007	15%	266,945	$2,386,344	$10.97	Big Lots, Marshalls, OfficeMax, PetSmart, Ross Dress For Less, Target (Not Owned)
126	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	124,038	$786,484	$11.54	Office Depot
127	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	128,506	$1,526,656	$12.01	Babies “R” Us, Best Buy, Lowe’s (Not Owned)
128	Duluth, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$817,234	$11.61	Assi Supermarket (Not Owned)
129	Duluth, GA	So Good Bridal & Beauty 3480 Steve Reynolds Boulevard	30096	SC	Fee	2004	2007	100%	20,000	$160,000	$8.00	So Good Bridal & Beauty
130	Ellenwood, GA	Paradise Shoppes of Ellenwood East Atlanta Road & Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$678,504	$55.39
131	Fayetteville, GA	Fayette Pavilion New Hope Road and Georgia Highway 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,279,810	$11,174,175	$9.51	Bed Bath & Beyond, Belk, Best Buy, Big Lots, Cinemark, Conway, Dick’s Sporting Goods, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann Stores, Kohl’s, Marshalls, PetSmart, Publix Super Markets, Ross Dress For Less, The Sports Authority, TJ Maxx, Target (Not Owned), Toys “R” Us, Walmart Supercenter (Not Owned)
132	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$891,125	$12.25	Kroger
133	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,108	$901,558	$14.71	Dick’s Sporting Goods (Not Owned), J.C. Penney
134	Kennesaw, GA	Barrett Pavilion 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	460,184	$6,866,054	$16.21	AMC Theatres, Golfsmith Golf Center, hhgregg, Hobby Lobby, Homegoods, Jo-Ann Stores, Old Navy, REI, Target (Not Owned), Total Wine & More
135	Lawrenceville, GA	Rite Aid 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$189,080	$19.89
136	Lawrenceville, GA	Springfield Park 665 Duluth Highway	30045	SC	Fee	1992/2000	2007	100%	111,260	$744,623	$7.90	Hobby Lobby
137	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$970,376	$11.28	Kroger
138	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	81,977	$646,359	$11.32	hhgregg, Home Depot (Not Owned), PetSmart

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
139	Macon, GA	Eisenhower Crossing 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	420,769	$4,611,909	$11.35	Ashley Furniture Homestore, Bed Bath & Beyond, Best Buy (Not Owned), Dick’s Sporting Goods, Kroger, Marshalls, Michaels, Old Navy, Ross Dress For Less, Staples, Target (Not Owned)
140	Marietta, GA	Towne Center Prado 50 Ernest Barrett Parkway	30066	SC	Fee	1995/2002	1995	100%	326,683	$3,381,636	$12.18	Publix Super Markets, Ross Dress For Less, Stein Mart
141	Mcdonough, GA	Shoppes at Lake Dow 900-938 Highway 81 East	30252	SC	Fee (3)	2002	2007	20%	72,727	$729,015	$12.20	Publix Super Markets
142	Newnan, GA	Newnan Pavilion 1074 Bullsboro Drive	30265	SC	Fee (3)	1998	2007	15%	459,508	$2,628,204	$7.22	Home Depot, Kohl’s, OfficeMax, PetSmart, Ross Dress For Less
143	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,304,811	$8.34	Hobby Lobby (Not Owned), Lowe’s, Walmart (Not Owned)
144	Norcross, GA	Jones Bridge Square 5075 Peachtree Parkway	30092	SC	Fee	1999	2007	100%	83,363	$748,152	$9.70	Ingles
145	Rome, GA	Rome 2700 Martha Berry Highway Northeast	30165	SC	Fee	2001	2007	100%	33,056	$—	$—
146	Roswell, GA	Stonebridge Square 610-20 Crossville Road	30075	SC	Fee (3)	2002	2007	15%	159,537	$1,704,744	$12.50	Kohl’s
147	Roswell, GA	Sandy Plains Village Georgia Highway 92 and Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	177,529	$563,911	$16.15
148	Smyrna, GA	Heritage Pavilion 2540 Cumberland Boulevard	30080	SC	Fee (3)	1995	2007	15%	255,971	$3,089,219	$12.07	American Signature Furniture, Marshalls, PetSmart, Ross Dress For Less, T.J. Maxx
149	Snellville, GA	Presidential Commons 1630-1708 Scenic Highway	30078	SC	Fee	2000	2007	100%	375,116	$4,007,705	$10.96	Home Depot, Jo-Ann Stores, Kroger, Stein Mart
150	Snellville, GA	Rite Aid 3295 Centerville Highway	30039	SC	Fee	1997	2007	100%	10,594	$204,893	$19.34
151	Stone Mountain, GA	Deshon Plaza 380 North Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$694,594	$10.84	Publix Super Markets
152	Suwanee, GA	Johns Creek Town Center 3630 Peachtree Parkway Suwanee	30024	SC	Fee	2001/2004	2003	100%	293,336	$3,101,542	$13.01	Kohl’s, Michaels, PetSmart, Shoe Gallery, Staples
153	Suwanee, GA	Suwanee Crossroads Lawrenceville Road and Satellite Boulevard	30024	SC	Fee (3)	2002	2007	15%	69,600	$436,257	$12.93	Super Walmart (Not Owned)
154	Sylvania, GA	BI-LO 1129 West Ogeechee Street	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	BI-LO
155	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee (3)	1998/2003	2003	20%	137,757	$885,579	$7.68	Homegoods, Kroger, Walmart (Not Owned)
156	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	118,692	$1,231,417	$10.93	Lowe’s (Not Owned), Staples, T.J. Maxx, Walmart (Not Owned)
157	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	Fee	1995	2003	100%	170,940	$332,958	$14.05
158	Woodstock, GA	Woodstock Square 120-142 Woodstock Square	30189	SC	Fee (3)	2001	2007	15%	218,859	$2,795,004	$13.18	Kohl’s, OfficeMax, Old Navy, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Idaho
159	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/1992/1997	1998		100%	138,495	$456,853	$10.60	Fred Meyer (Not Owned), OfficeMax
160	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee	1999/2001/2002 2003/2004	1	*	100%	527,740	$6,682,099	$12.91	Babies “R” Us, Bed Bath & Beyond, Craft Warehouse, Marshalls, Office Depot, Old Navy, Ross Dress For Less, Shopko, Sportsman’s Warehouse, Walmart (Not Owned)
161	Nampa, ID	Nampa Gateway Center 1200 North Happy Valley Road	83687	SC	Fee	2008	1	*	100%	469,123	$1,334,878	$3.84	Idaho Athletic Club, JC Penny, Macy’s, Regal Cinemas, Sports Authority
	Illinois
162	Deer Park, IL	Deer Park Town Center 20530 North Rand Road Suite 133	60010	LC	Fee (3)	2000/2004	1	*	25.75%	354,429	$9,470,956	$28.48	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
163	McHenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	332,683	$3,679,260	$13.88	Bed Bath & Beyond, Best Buy, Dick’s Sporting Goods, J.C. Penney (Not Owned), Jo Ann Fabrics, PetSmart, Ross Dress For Less, T.J. Maxx
164	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee	1974/1998/2000	1993		100%	281,152	$1,009,044	$4.33	Dunham’s Sports, J.C. Penney, Sears
165	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004		100%	149,526	$1,189,569	$9.95	Home Depot
166	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee (3)	1994	2007		20%	125,712	$943,387	$9.22	Hilander
167	Skokie, IL	Village Crossing 5507 West Touhy Avenue	60077	SC	Fee (3)	1989	2007		15%	443,239	$7,628,356	$19.51	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Michaels, OfficeMax, PetSmart
	Indiana
168	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	*	100%	223,431	$968,863	$5.45	Goody’s, J.C. Penney, Kmart
169	Evansville, IN	East Lloyd Commons 6300 East Lloyd Expressway	47715	SC	Fee	2005	2007		100%	159,682	$2,207,696	$13.95	Best Buy, Gordman’s, Michaels
170	Highland, IN	Highland Grove Shopping Center Highway 41 and Main Street	46322	SC	Fee (3)	1995/2001	1996		20%	312,450	$3,757,136	$12.35	Hibb (Not Owned), Kohl’s, Marshalls, Michaels, OfficeMax, Target (Not Owned)
171	Indianapolis, IN	Glenlake Plaza 2629 East 65th Street	46220	SC	Fee (3)	1980	2007		20%	102,549	$755,667	$9.00	Kroger
172	Lafayette, IN	Park East Marketplace 4205 - 4315 Commerce Drive	47905	SC	Fee	2000	2003		100%	35,100	$251,212	$12.19	Walmart (Not Owned)
173	South Bend, IN	Broadmoor Plaza 1217 East Ireland Road	46614	SC	Fee (3)	1987	2007		20%	115,059	$1,144,903	$11.28	Kroger
	Iowa
174	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, Northeast	52404	SC	Fee	1984	1998		100%	187,068	$2,009,351	$10.74	Barnes & Noble, Kohl’s, OfficeMax, T.J. Maxx
175	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee	1990/1999/2002	1/2	*	100%	276,849	$1,128,877	$6.49	Aldi Supermarket, Herberger’s, J. C. Penney, Target (Not Owned)
	Kentucky
176	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/1998	2004		100%	120,949	$635,236	$5.98	Outer Loop Bingo, Value Market

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Maine
177	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997		100%	306,390	$2,210,226	$8.14	Big Lots, Regal Cinemas, Sears, T.J. Maxx
	Maryland
178	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007		100%	88,022	$650,016	$21.06
179	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee (3)	1999	2007		20%	217,619	$1,527,447	$10.06	Burlington Coat Factory, Hobby Lobby, Homegoods
180	Hagerstown, MD	Valley Park Commons 1520 Wesel Boulevard.	21740	SC	Fee	1993/2006	2007		100%	88,893	$872,091	$14.31	Just Cabinets, Lowe’s (Not Owned), Martin’s Food Store (Not Owned), Sam’s Club (Not Owned)
181	Salisbury, MD	The Commons East North Point Drive	21801	SC	Fee	1999	1	*	100%	130,259	$1,583,205	$13.69	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
182	Upper Marlboro, MD	Largo Town Center 950 Largo Center Drive	20774	SC	Fee (3)	1991	2007		20%	277,352	$4,062,191	$15.10	Marshalls, Regency Furniture, Shoppers Food Warehouse
183	White Marsh, MD	Costco Plaza 9919 Pulaski Highway	21220	SC	Fee (3)	1987/1992	2007		15%	210,208	$1,199,766	$7.08	Big Lots, Costco, Home Depot (Not Owned), The Pep Boys, PetSmart
	Massachusetts
184	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1	*	100%	353,791	$5,097,940	$14.41	Babies “R” Us, Bed Bath & Beyond, Costco (Not Owned), Home Depot, Michaels, OfficeMax, Old Navy, Target (Not Owned)
185	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee (3)	1985/2003	2007		20%	273,464	$3,550,229	$13.57	Kohl’s, Stop & Shop
186	Worcester, MA	Sam’s Club 301 Barber Avenue	01606	SC	Fee	1998	2007		100%	107,929	$1,116,581	$10.35	Sam’s Club
	Michigan
187	Benton Harbor, MI	Fairplain Plaza 1000 Napier Avenue	49022	SC	Fee (3)	1998/2008	2006		20%	280,216	$2,063,760	$10.44	Kohl’s (Not Owned), Office Depot, PetSmart, T.J. Maxx, Target (Not Owned)
188	Cheboygan, MI	Kmart Plaza 1109 East State	49721	SC	Fee	1988	1994		100%	170,845	$268,395	$1.95	Kmart
189	Dearborn Heights, MI	Walgreens 8706 North Telegraph Road	48127	SC	Fee	1998/1999	2007		100%	13,905	$385,510	$27.72
190	Grand Rapids, MI	Green Ridge Square 3390-B Alpine Avenue Northwest	49504	SC	Fee	1989/1991/1995	1995		100%	216,161	$2,518,217	$12.00	Bed Bath & Beyond, Best Buy, Michael’s, T.J. Maxx, Target (Not Owned), Toys “R” Us (Not Owned)
191	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee	1981/1999	1/2	*	100%	257,863	$163,068	$1.98	J. C. Penney, OfficeMax
192	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993		100%	214,501	$1,274,942	$7.70	Dunham’s Sporting Goods, Elder-Beerman, Office Max, T.J. Maxx
193	Lansing, MI	Marketplace at Delta Township 8305 West Saginaw Highway 196 Ramp	48917	SC	Fee	2000/2001	2003		100%	135,703	$1,575,059	$11.61	Gander Mountain, Lowe’s (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
194	Livonia, MI	Walgreens 29200 Six Mile Road	48152	SC	Fee	1998/1999	2007		100%	13,905	$269,061	$19.35
195	Milan, MI	Milan Plaza 531 West Main Street	48160	SC	Fee (3)	1955	2007		20%	65,764	$215,712	$3.84	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
196	Mt. Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990	2	*	100%	249,680	$940,777	$7.63	Dick’s Sporting Goods, Jo-Ann Stores, Kroger, T.J. Maxx
197	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994		100%	270,761	$1,178,547	$8.04	Dunham’s Sporting Goods, Glen’s Market, J.C. Penney
198	Westland, MI	Walgreens 7210 North Middlebelt	48185	SC	Fee	2005	2007		100%	13,905	$285,053	$20.50
	Minnesota
199	Bemidji, MN	Paul Bunyan Mall 1401 Paul Bunyan Drive, Northwest	56601	MM	Fee	1977/1998	2	*	100%	297,803	$1,581,726	$5.64	Citi Trends (Not Owned), Gander Mountain (Not Owned), Herberger’s, J.C. Penney, Kmart
200	Maple Grove, MN	Maple Grove Crossing Weaver Lake Road and I-94	55369	SC	Fee	1995/2002	1996		100%	266,091	$3,096,956	$11.64	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Gander Mountain, Kohl’s, Michaels
	Mississippi
201	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	543,311	$5,400,581	$10.45	Academy Sports, Barnes & Noble, Bed Bath & Beyond, Belk, Burke’s Outlet, Cinemark, Michael’s, Office Depot, Ross Dress For Less, T.J. Maxx
202	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003		100%	107,780	$975,036	$11.95	Home Depot (Not Owned), Office Depot, PetSmart, Target (Not Owned)
203	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee (3)	2000	2003		20%	71,866	$340,052	$4.81	Kroger
204	Starkville, MS	Starkville Crossings 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$898,713	$7.26	J.C. Penney, Kroger, Lowe’s (Not Owned)
205	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994		100%	348,236	$1,952,844	$5.86	Jo Ann Fabric, Sam’s Club, Walmart Supercenter
	Missouri
206	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee (3)	2002	1	*	50%	42,091	$331,586	$13.77	Home Depot (Not Owned), Target (Not Owned)
207	Brentwood, MO	The Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998		100%	299,584	$4,322,927	$15.08	Bed Bath & Beyond, Micro Center, PetSmart, Target
208	Des Peres, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998		100%	92,372	$973,540	$16.55	T.J. Maxx
209	Fenton, MO	Fenton Plaza Gravois and Highway 141	63206	SC	Fee	1970/1997	1/2	*	100%	100,420	$1,022,658	$11.21	Aldi Supermarket
210	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee (3)	1995/1999	1995		15%	386,066	$4,989,424	$15.10	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Kohl’s, Marshalls
211	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998		100%	56,033	$548,416	$10.43	Toys “R” Us
212	St. John, MO	St. John Crossings 9000-9070 Street Charles Rock Road	63114	SC	Fee	2003	2003		100%	94,173	$1,133,275	$12.22	Shop ‘N Save
213	St. Louis, MO	Southtowne Centre Kings Highway and Chippewa	63109	SC	Fee	2004	1998		100%	88,364	$1,287,005	$16.32	OfficeMax
214	Sunset Hills, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998		100%	450,938	$4,853,841	$12.63	Bed Bath & Beyond, Home Depot, Marshalls, PetSmart, Toys “R” Us
	Nevada
215	Reno, NV	Reno Riverside East First Street and Sierra	89505	SC	Fee	2000	2000		100%	52,474	$739,601	$14.28	Century Theatre

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	New Jersey
216	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007		100%	97,500	$1,678,200	$18.54	Branch Brook Pool & Patio, Costco (Not Owned), Sports Authority, Target (Not Owned)
217	Edgewater, NJ	Edgewater Towne Center 905 River Road	07020	LC	Fee	2000	2007		100%	77,508	$1,888,581	$24.37	Whole Foods
218	Freehold, NJ	Freehold Marketplace New Jersey Highway 33 and West Main Street (Route 537)	07728	SC	Fee	2005	1	*	100%	20,743	$570,000	$27.48	Sam’s Club (Not Owned), Walmart (Not Owned)
219	Hamilton, NJ	Hamilton Marketplace New Jersey State Highway 130 and Klockner Road	08691	SC	Fee	2004	2003		100%	531,820	$8,639,153	$16.28	Barnes & Noble, Bed Bath & Beyond, BJ’s Wholesale Club (Not Owned), Kohl’s, Lowe’s (Not Owned), Michaels, Ross Dress For Less, Shoprite, Staples, Walmart (Not Owned)
220	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee (3)	2003	2007		20%	89,627	$1,635,450	$18.25	Lowe’s (Not Owned), Shoprite
221	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee (3)	1998	2007		20%	78,097	$1,514,087	$22.32	Stop & Shop
222	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004		100%	841,161	$9,838,012	$11.94	Babies “R” Us, Best Buy, BJ’s Wholesale Club, Christmas Tree Shops, Dick’s Sporting Goods, Just Cabinets, Kohl’s, Michaels, PetSmart, Staples, Target
223	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004		100%	398,758	$5,856,237	$15.40	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress For Less, Sports Authority
224	Princeton, NJ	Nassau Park Pavilion Route 1 and Quaker Bridge Road	02071	SC	Fee	1995/2000/2005	1997		100%	598,520	$8,765,511	$16.24	Babies “R” Us, Best Buy, Buy Buy Baby, Dick’s Sporting Goods, Home Depot (Not Owned), Homegoods, Kohl’s, Michaels, PetSmart, Sam’s Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegman’s Food Markets
225	Union, NJ	Route 22 Retail Center 2700 U.S. Highway 22 East	07083	SC	Fee	1997	2007		100%	107,546	$1,122,268	$19.03	Babies “R” Us, Dick’s Sporting Goods, Target (Not Owned)
226	West Long Branch, NJ	Consumer Centre 310 State Highway #36	07764	SC	Fee	1993	2004		100%	292,999	$3,361,188	$13.81	The Farmers Market, Home Depot, PetSmart, Sports Authority
227	Woodland Park, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee (3)	1995	2007		20%	88,913	$1,655,693	$22.86	A & P Company
	New York
228	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004		100%	190,934	$1,795,858	$10.48	Burlington Coat Factory, Jo-Ann Stores
229	Amherst, NY	Tops Plaza 3190 Niagara Falls Boulevard	14228	SC	Fee (3)	1986	2004		20%	145,642	$1,123,518	$8.52	Tops Markets
230	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004		100%	641,222	$4,774,880	$9.52	Barnes & Noble, Bed Bath & Beyond, Hobby Lobby, Michaels, Old Navy, Sam’s Club, Staples, T.J. Maxx, Tops Markets
231	Buffalo, NY	Rite Aid 1625 Broadway Street	14212	SC	Fee	2000	2007		100%	12,739	$280,861	$22.05
232	Buffalo, NY	Elmwood Regal Center 1951 - 2023 Elmwood Avenue	14207	SC	Fee	1997	2004		100%	133,940	$1,578,280	$14.95	Office Depot, Regal Cinemas

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
233	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004		100%	238,416	$1,885,816	$9.58	Homegoods, OfficeMax, Target
234	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1965/1995/ 1997/2004	2004		100%	440,284	$2,934,008	$7.73	Home Depot (Not Owned), Movieland 8 Theatres, Tops Markets, Value City Furniture, Walmart
235	Cheektowaga, NY	Rite Aid 2401 Gennesee Street	14225	SC	Fee	2000	2007		100%	10,908	$335,592	$30.77
236	Cheektowaga, NY	Tops Plaza 3825-3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/2004	2004		20%	151,357	$1,505,123	$11.85	Tops Markets
237	Dewitt, NY	Michaels 3133 Erie Boulevard	13214	SC	Fee	2002	2004		100%	38,413	$448,543	$11.68	Michaels
238	Dunkirk, NY	Rite Aid 1166 Central Avenue	14048	SC	GL	2000	2007		100%	10,908	$210,569	$19.30
239	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004		100%	330,146	$3,385,062	$10.44	Staples, Walmart
240	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004		100%	75,916	$831,421	$10.95	Jo-Ann Stores, PetSmart
241	Hamburg, NY	McKinley Mall 3701 McKinley Parkway	14075	SC	Fee	1990/2001	2004		100%	128,944	$556,978	$14.91
242	Hamburg, NY	McKinley Milestrip (Home Depot) 4405 Milestrip Road	14219	SC	GL	1999/2000	2004		100%	246,187	$2,385,220	$11.64	Home Depot, Jo-Ann Stores, Old Navy
243	Hamburg, NY	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL	1990/1997	2004		100%	175,965	$1,936,482	$11.00	BJ’s Wholesale Club, OfficeMax
244	Horseheads, NY	Southern Tier Crossing Ann Page Road and I-86	14845	SC	Fee	2008	1	*	100%	170,539	$2,107,671	$13.97	Aldi Supermarket, Dick’s Sporting Goods, Jo-Ann Stores, Kohl’s (Not Owned), Walmart Supercenter (Not Owned)
245	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/1997	2004		20%	225,338	$2,316,691	$11.56	CW Price, Regal Cinemas
246	Ithaca, NY	Tops Plaza 614 - 722 South Meadow	14850	SC	Fee	1990/1999/2003	2004		100%	229,320	$2,976,432	$17.33	Barnes & Noble, Michaels, Tops Markets
247	Jamestown, NY	Tops Plaza 1800 - 2000 Washington Street	14702	SC	Fee (3)	1997	2004		20%	98,001	$976,250	$11.49	Tops Markets
248	Leroy, NY	Tops Plaza 128 West Main Street	14482	SC	Fee (3)	1997	2004		20%	62,747	$489,588	$9.06	Tops Markets
249	Lockport, NY	Tops Plaza 5789 and 5839 Transit Road and Hamm	14094	SC	GL	1993	2004		100%	296,582	$2,654,817	$9.29	Sears, Tops Markets, Walmart
250	New Hartford, NY	Hannaford Plaza 40 Kellogg Road	13413	SC	Fee	1998	2004		100%	110,732	$1,114,232	$12.85	Hannaford Brothers
251	Niskayuna, NY	Mohawk Commons 402 - 442 Balltown Road	12121	SC	Fee	2002	2004		100%	404,975	$4,759,527	$11.86	Barnes & Noble, Bed Bath & Beyond, Lowe’s, Marshalls, Price Chopper, Target (Not Owned)
252	North Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	1960/1976/1980/1995/1997/2004	2004		100%	223,022	$2,446,093	$11.70	Grossman’s Bargain Outlet, Tops Markets

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
253	Norwich, NY	Tops Plaza 54 East Main Street	13815	SC	GL	1997	2004		10%	85,453	$985,576	$13.72	Tops Markets
254	Olean, NY	Walmart Plaza 3142 West State Street	14760	SC	Fee	1993/2004	2004		100%	353,326	$2,375,457	$6.77	BJ’s Wholesale Club, Carmike Cinemas, Home Depot (Not Owned), Walmart
255	Ontario, NY	Tops Plaza 6254-6272 Furnace Road	14519	SC	Fee (3)	1998	2004		20%	77,040	$664,608	$10.28	Tops Markets
256	Orchard Park, NY	Crossroads Centre 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004		20%	167,805	$1,684,428	$11.36	Lowe’s (Not Owned), Stein Mart, Tops Markets
257	Penfield, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/1972/ 1980/1986/1994	2004		20%	279,219	$3,227,633	$12.74	Staples, Tops Markets, Tuesday Morning
258	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001/2006	2004		100%	197,397	$1,391,767	$7.63	J. C. Penney, Marshalls, Staples, Tops Markets
259	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/1996	2004		100%	121,846	$943,446	$9.09	Best Fitness, Office Depot
260	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004		100%	56,134	$581,442	$10.97	Optigolf
261	Warsaw, NY	Tops Plaza 2382 Route 19	14569	SC	Fee (3)	1998	2004		20%	74,105	$483,554	$8.44	Tops Markets, Walmart (Not Owned)
262	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004		100%	139,453	$1,430,735	$10.52	Home Depot
263	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/2003	2004		100%	102,792	$1,285,957	$15.37
	North Carolina
264	Apex, NC	Apex Promenade 1201 Hadden Drive	27502	SC	Fee		2007		100%	35,863	$471,000	$13.13	hhgregg
265	Apex, NC	Beaver Creek Crossings 1335 West Williams Street	27502	SC	Fee	2006	1	*	100%	320,629	$4,300,883	$15.96	Dick’s Sporting Goods, Regal Beaver Creek 12, T.J. Maxx
266	Asheville, NC	Oakley Plaza Fairview Road at Interstate 240	28801	SC	Fee	1988	2007		100%	118,699	$940,058	$8.30	Babies “R” Us, BI-LO
267	Cary, NC	hhgregg 1401 Piney Plains Road	27511	SC	Fee	2000	2007		100%	29,235	$292,350	$10.00	hhgregg
268	Chapel Hill, NC	Meadowmont Village West Barbee Chapel Road	27517	SC	Fee (3)	2002	2007		20%	132,364	$2,477,197	$21.12	Harris Teeter Supermarkets
269	Charlotte, NC	Cotswold Village Shopping Center 308 South Sharon Amity Road	28211	SC	Fee	1950/1993/2007	2011		100%	255,878	$4,892,201	$19.84	Books-A-Million, Harris Teeter, Marshalls, PetSmart
270	Charlotte, NC	Terraces at South Park 4735 Sharon Road	28210	SC	Fee	1998	2011		100%	28,658	$905,193	$33.30
271	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007		100%	69,857	$833,282	$12.65	BI-LO
272	Clayton, NC	Clayton Corners U.S. Highway 70 West	27520	SC	Fee (3)	1999	2007		20%	125,708	$1,291,886	$11.55	Lowe’s Foods
273	Concord, NC	Rite Aid Highway 29 at Pitts School	28027	SC	Fee	2002	2007		100%	10,908	$227,814	$20.89
274	Cornelius, NC	The Shops at the Fresh Market 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007		100%	130,113	$997,478	$9.31	Fresh Market, Stein Mart
275	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2	*	100%	208,484	$1,041,141	$5.70	Burlington Coat Factory, Food Lion

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
276	Durham, NC	Patterson Place 3616 Witherspoon Boulevard	27707	SC	Fee (3)	2004	2007		20%	160,942	$2,133,554	$14.45	A.C. Moore, Bed Bath & Beyond, DSW Shoe Warehouse, Home Depot (Not Owned), Kohl’s (Not Owned), Kroger (Not Owned)
277	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee (3)	2005	2007		20%	109,590	$1,674,962	$16.02	Office Depot, Ross Dress For Less, Sam’s Club (Not Owned), Super Target (Not Owned)
278	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee (3)	1998/2001	2007		20%	273,969	$2,962,964	$11.06	Bed Bath & Beyond, Christmas Tree Shops, Dick’s Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
279	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985/2003	2003		100%	226,089	$1,938,709	$8.57	A.C. Moore (Not Owned), Bed Bath & Beyond, Staples (Not Owned), T.J. Maxx
280	Fuquay Varina, NC	Sexton Commons 1420 North Main Street	27526	SC	Fee (3)	2002	2007		20%	49,097	$811,882	$17.00	Harris Teeter Supermarkets
281	Greensboro, NC	Wendover Village (I) 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007		100%	35,895	$964,894	$28.95	Costco (Not Owned)
282	Greensboro, NC	Adam’s Farm 5710 High Point Road	27407	SC	Fee	2004	2007		100%	112,010	$925,153	$10.86	Harris Teeter Supermarkets
283	Greensboro, NC	Golden Gate East Cornwallis Drive	27405	SC	Fee	1962/2002	2007		100%	151,371	$992,997	$11.72	Food Lion, Staples
284	Greensboro, NC	Wendover Village (II) West Wendover Avenue	27407	SC	Fee (3)	2004	2007		20%	134,810	$1,070,300	$11.30	A.C. Moore, Klaussner Home Furnishings
285	Huntersville, NC	Birkdale Village 8712 Lindholm Drive, Suite 206	28078	LC	Fee (3)	2003	2007		15%	300,552	$5,746,656	$23.44	Barnes & Noble, Dick’s Sporting Goods, Regal Cinemas (Not Owned)
286	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Drive	28078	SC	Fee (3)	2000	2007		20%	119,087	$1,631,997	$16.85	Harris Teeter Supermarkets
287	Indian Trail, NC	Union Town Center Independence and Faith Church Road	28079	SC	Fee	1999	2004		100%	102,360	$840,640	$10.04	Food Lion
288	Mooresville, NC	Mooresville Consumer Square 355 West Plaza Drive	28117	SC	Fee	1999/2006	2004		100%	472,182	$3,380,853	$8.14	Gander Mountain, Ollie’s Bargain Outlet, Staples (Not Owned), Walmart
289	Mooresville, NC	Winslow Bay Commons Bluefield Road and Highway 150	28117	SC	Fee (3)	2003	2007		15%	269,586	$3,328,422	$13.81	Dick’s Sporting Goods, Michaels, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
290	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1/2	*	100%	68,045	$633,139	$10.08	PetSmart, Walmart (Not Owned)
291	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007		100%	83,248	$812,920	$9.77	Lowe’s (Not Owned), Lowe’s Foods, PetSmart (Not Owned), Sam’s Club (Not Owned), Staples, Target (Not Owned)
292	Raleigh, NC	Alexander Place Glenwood Avenue and Brier Creek Parkway	27617	SC	Fee (3)	2004	2007		15%	188,254	$2,790,762	$15.20	hhgregg, Kohl’s, Walmart (Not Owned)
293	Salisbury, NC	Alexander Pointe 850 Jake Alexander Boulevard	28144	SC	Fee (3)	1997	2007		20%	57,710	$670,494	$11.62	Harris Teeter Supermarkets
294	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee (3)	2004	2007		15%	46,793	$462,194	$12.84	Home Depot (Not Owned), Super Target (Not Owned)
295	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,644	$538,010	$7.11	Burke’s Outlet, Office Depot, Walmart (Not Owned)
296	Wilmington, NC	University Centre South College Road and New Centre Drive	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$3,210,422	$9.94	Bed Bath & Beyond, Lowe’s, Old Navy, Ross Dress For Less, Sam’s Club (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
297	Wilson, NC	Forest Hills Centre 1700 Raleigh Road Northwest	27896	SC	Fee	1989	2007		100%	73,011	$406,151	$7.04	Big Lots
298	Winston Salem, NC	Walmart Supercenter 4550 Kester Mill Road	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	Walmart
299	Winston Salem, NC	Harper Hill Commons 5049 Country Club Road	27104	SC	Fee (3)	2004	2007		20%	96,914	$852,142	$11.15	Harris Teeter Supermarkets
300	Winston Salem, NC	Shops at Oliver Crossing Peters Creek Parkway Oliver Crossing	27127	SC	Fee (3)	2003	2007		20%	76,512	$862,379	$12.62	Lowe’s Foods
	Ohio
301	Alliance, OH	Walmart Supercenter 2700 West State Street	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	Walmart
302	Ashtabula, OH	Ashtabula Commons 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$872,400	$83.88
303	Aurora, OH	Barrington Town Center 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	112,683	$1,049,199	$10.97	Cinemark, Heinen’s (Not Owned)
304	Boardman, OH	Southland Crossings I-680 and U.S. Route 224	44514	SC	Fee	1997	1	*	100%	511,654	$4,128,993	$8.32	Babies “R” Us, Dick’s Sporting Goods, Giant Eagle, Lowe’s, PetSmart, Staples, Walmart
305	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	GL(3)	1974/1998	1/2	*	20%	106,262	$1,058,875	$10.32	Big Lots (Not Owned), Hobby Lobby (Not Owned), Kroger, OfficeMax
306	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 North Bridge Street	45601	SC	Fee	1998	1981		100%	130,497	$822,132	$6.30	Lowe’s
307	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee	1990	1993		100%	235,433	$965,964	$14.05
308	Cincinnati, OH	Kroger 6401 Colerain Avenue	45239	SC	Fee	1998	2007		100%	56,634	$556,486	$9.83	Kroger
309	Cleveland, OH	Kmart Plaza 14901-14651 Lorain Avenue	44111	SC	Fee (3)	1982	2008		25.25%	109,250	$699,901	$7.20	Kmart
310	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998		50%	352,913	$3,868,916	$10.96	AMC Theatres, Barnes & Noble, Staples, Target
311	Columbus, OH	Hilliard Rome Commons 1710-60 Hilliard Rome Road	43026	SC	Fee (3)	2001	2007		20%	110,871	$1,486,224	$14.16	Giant Eagle
312	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee (3)	1995	1998		79.45%	315,728	$3,897,259	$12.52	Ashley Furniture Homestore, Babies “R” Us, Michaels, Staples, Stein Mart, Whole Foods
313	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998		100%	506,911	$6,636,456	$13.09	Bed Bath & Beyond, Buy Buy Baby, Dick’s Sporting Goods, DSW Shoe Warehouse, Golfsmith Golf Center, Kittle’s Home Furnishings, Michaels, PetSmart, Staples, T.J. Maxx
314	Columbus, OH	Polaris Towne Center 1319 Polaris Way	43240	SC	Fee	1998/1999	2011		100%	443,099	$6,476,701	$14.97	Arhaus Furniture, Best Buy, Big Lots, Jo-Ann Stores, Kroger, Lowe’s (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
315	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998		100%	141,763	$1,257,692	$10.70	Giant Eagle
316	Grove City, OH	Derby Square 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998		20%	128,250	$1,139,938	$9.71	Giant Eagle
317	Huber Heights, OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	182,749	$1,640,368	$12.52	Bed Bath & Beyond(Not Owned), Dick’s Sporting Goods, hhgregg, Hobby Lobby (Not Owned), Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
318	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee	1994	1994		100%	312,114	$4,072,207	$16.39	Cinemark, Hobby Lobby, Home Depot (Not Owned), Kohl’s, Walmart Supercenter (Not Owned)
319	Solon, OH	Sears Solon 6221 Som Center	44139	SC	Fee (3)	1977	2008		25.25%	84,180	$299,819	$3.56	Marc’s (Not Owned), Sears Grand
320	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,672,977	$17.38	Bed Bath & Beyond, Mustard Seed Market & Cafe
321	Stow, OH	Stow Community Center Kent Road	44224	SC	Fee	1997/2000/2008	1	*	100%	389,668	$3,766,778	$10.28	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl’s, OfficeMax, Target (Not Owned)
322	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1/2	*	100%	185,767	$543,486	$5.04	Cinemark, J. C. Penney
323	Toledo, OH	North Towne Commons (Dick’s) 851 West Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	Dick’s Sporting Goods, Dollar Tree (Not Owned), Kroger (Not Owned), Target (Not Owned), T.J. Maxx (Not Owned)
324	Toledo, OH	Springfield Commons South Holland-Sylvania Road	43528	SC	Fee (3)	1999	1	*	20%	271,729	$2,814,920	$10.53	Babies “R” Us, Bed Bath & Beyond, Gander Mountain, Kohl’s, Old Navy
325	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/2000	1/2	*	100%	162,330	$1,361,780	$8.49	Marc’s, Sears Grand
326	Willoughby Hills, OH	Shoppes at Willoughby Hills Chardon Road	44092	SC	Fee (3)	1985	2007		15%	381,508	$2,619,628	$17.44	Giant Eagle, Marc’s (Not Owned), National College, OfficeMax, Phoenix Theaters (Not Owned)
327	Zanesville, OH	Kmart Shopping Center 3515 North Maple Avenue	43701	SC	Fee (3)	1973	2008		25.25%	84,180	$223,160	$2.65	Kmart
	Oklahoma
328	Enid, OK	Kmart Plaza 4010 West Owen Garriot Road	73703	SC	Fee (3)	1983	2008		25.25%	84,000	$197,881	$2.36	Kmart, United Supermarket of Oklahoma (Not Owned)
	Oregon
329	Portland, OR	Tanasbourne Town Center Northwest Evergreen Parkway and Northwest Ring Road	97006	SC	Fee (3)	1995/2001	1996		50%	309,617	$5,398,753	$22.78	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress For Less, Sports Authority (Not Owned), Target (Not Owned)
	Pennsylvania
330	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,277	$2,690,993	$10.49	Walmart
331	Allentown, PA	BJ’s Wholesale Club 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$915,383	$8.16	BJ’s Wholesale Club
332	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$288,000	$4.58	Linens & More For Less!, Michaels
333	Carlisle, PA	Carlisle Commons Shopping Center Ridge Street and Noble Boulevard	17013	SC	Fee (3)	2001	2007		15%	387,383	$3,336,229	$9.02	Regal Cinemas, Ross Dress For Less, T.J. Maxx, Walmart
334	Cheswick, PA	Rite Aid 1200 Pittsburgh Street	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79
335	Connellsville, PA	Rite Aid 100 Memorial Boulevard	15425	SC	Fee	1999	2007		100%	10,908	$312,181	$28.62
336	East Norriton, PA	Dekalb Plaza 2 692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	179,376	$1,124,859	$6.92	Big Lots, Kmart

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
337	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/2003	1	*	100%	575,014	$4,619,145	$9.25	Burlington Coat Factory, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl’s, Lowe’s, PetSmart
338	Erie, PA	2184 West 12th Street	16505	SC	Fee	1999	2007		100%	10,908	$373,661	$—
339	Erie, PA	2923 West 26th Street	16506	SC	Fee	1999	2007		100%	10,908	$332,311	$—
340	Erie, PA	Rite Aid 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47
341	Erie, PA	404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$260,047	$—
342	Erie, PA	Rite Aid 5440 Peach Street	16508	SC	Fee	2000	2007		100%	10,908	$354,691	$32.52
343	Homestead, PA	Waterfront Town Center 149 West Bridge Street	15120	LC	Fee (3)	2003	2007		15%	764,691	$10,975,032	$15.92	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dave & Buster’s, Dick’s Sporting Goods, DSW Shoe Warehouse, Giant Eagle (Not Owned), Loew’s Cinema, Lowe’s (Not Owned), Macy’s (Not Owned), Marshalls, Michaels, Office Depot, Old Navy, Target (Not Owned), T.J. Maxx
344	King of Prussia, PA	Overlook at King of Prussia 301 Goddard Boulevard	19046	SC	Fee (3)	2002	2007		15%	186,980	$5,044,175	$26.98	Best Buy, Nordstrom Rack, United Artists Theatre
345	Monroeville, PA	2604 Monroeville Boulevard	15146	SC	Fee	1999	2007		100%	10,908	$295,339	$—
346	New Castle, PA	Rite Aid 31 North Jefferson Street	16101	SC	Fee	1999	2007		100%	10,908	$267,194	$24.50
347	Pittsburgh, PA	Rite Aid 2501 Saw Mill Run Boulevard	15227	SC	Fee	1999	2007		100%	10,908	$342,233	$31.37
348	Pottstown, PA	Kmart Shopping Center 2200 East High Street	19464	SC	Fee (3)	1973	2008		25.25%	84,180	$275,000	$3.27	Kmart
349	Willow Grove, PA	Kmart Shopping Center 2620 Moreland Road	19090	SC	Fee (3)	1973	2008		25.25%	94,500	$341,125	$3.61	Kmart
	Puerto Rico
350	Arecibo, PR	Plaza Del Atlantico PR#2 Km 80.3	00612	MM	Fee	1980/1993	2005		100%	223,690	$2,602,709	$13.21	Capri Del Atlantico, Kmart
351	Bayamon, PR	Rexville Plaza PR #167, Km 18.8	00961	SC	Fee	1980/2002	2005		100%	132,308	$1,360,561	$17.10	Capri
352	Bayamon, PR	Plaza Rio Hondo PR#22, PR#167	00936	MM	Fee	1982/2001/2006	2005		100%	553,463	$13,616,708	$25.80	Best Buy, Caribbean Cinemas, Kmart, Marshalls Megastore, Pueblo, T.J. Maxx
353	Bayamon, PR	Plaza Del Sol Road PR#29 and PR#167, Hato Tejas	00961	MM	Fee	1998/2003/2004	2005		100%	561,582	$15,985,981	$31.88	Bed Bath & Beyond, Caribbean Cinemas, Home Depot (Not Owned), Old Navy, Walmart
354	Carolina, PR	Plaza Escorial Carretera #3, Km 6.1	00987	SC	Fee	1997	2005		100%	524,441	$7,800,671	$15.09	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam’s Club, Walmart
355	Cayey, PR	Plaza Cayey State Road #1 and PR #735	00736	SC	Fee	1999/2004	2005		100%	314,000	$2,935,993	$9.81	Caribbean Cinemas (Not Owned), Walmart
356	Fajardo, PR	Plaza Fajardo Road PR #3 Int PR #940	00738	SC	Fee	1992	2005		100%	251,319	$4,150,955	$17.02	Econo Supermarket, Walmart
357	Guayama, PR	Plaza Wal-Mart Road PR #3 Km 135.0	00784	SC	Fee	1994	2005		100%	163,599	$1,781,874	$11.28	Walmart

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
358	Hatillo, PR	Plaza Del Norte Road#2 Km 81.9	00659	MM	Fee	1992	2005		100%	672,871	$10,299,377	$18.80	J.C. Penney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys “R” Us, Walmart
359	Humacao, PR	Plaza Palma Real State Road #3, Km 78.20	00791	SC	Fee	1995	2005		100%	448,727	$7,346,336	$16.74	Capri, J.C. Penney, Marshalls, OfficeMax, Pep Boys, Walmart
360	Isabela, PR	Plaza Isabela State Road #2 and # 454	00662	SC	Fee	1994	2005		100%	259,008	$3,983,571	$15.61	Selectos Supermarket, Walmart
361	Rio Piedras, PR	Senorial Plaza PR #53 and PR #177	00926	MM	Fee	1978/Mutiple	2005		100%	203,676	$2,884,851	$15.33	Kmart, Pueblo Xtra
362	San German, PR	Plaza Del Oeste Road PR #2 Int PR #122	00683	SC	Fee	1991	2005		100%	184,746	$2,531,115	$13.83	Econo, Kmart
363	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005		100%	49,172	$363,595	$7.39	Pep Boys
364	Vega Baja, PR	Plaza Vega Baja Road PR #2 Int PR #155	00693	SC	Fee	1990	2005		100%	184,938	$1,753,227	$10.02	Econo, Kmart
	Rhode Island
365	Middletown, RI	Middletown Village 1315 West Main Street	02842	SC	Fee	2003	2007		100%	98,161	$970,192	$13.83	Barnes & Noble, Michaels
366	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007		15%	159,958	$2,171,965	$17.78	Barnes & Noble, Dick’s Sporting Goods, DSW Shoe Warehouse
	South Carolina
367	Boiling Springs, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007		100%	102,252	$596,400	$7.36	Ingles
368	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993		100%	179,271	$1,201,941	$7.31	Belk, Walmart Super Center (Not Owned)
369	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991/2011	2003		100%	196,048	$1,230,462	$8.06	Food Lion, Kohl’s, Marshall’s
370	Columbia, SC	Columbiana Station 1150-1220 Bower Parkway	29212	SC	Fee (3)	2003	2007		15%	375,891	$4,618,106	$14.59	Buy Buy Baby, Columbia Grand Theater (Not Owned), Dick’s Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
371	Gaffney, SC	Rite Aid 1320 West Floyd Baker Boulevard	29341	SC	Fee	2003	2007		100%	13,818	$291,984	$21.13
372	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007		20%	104,614	$1,487,473	$16.62	REI, Whole Foods
373	Greenville, SC	Walmart Supercenter 1451 Woodruff Road	29607	SC	Fee	1998	2007		100%	200,084	$1,272,534	$6.36	Walmart
374	Greenville, SC	3679 Augusta Road	29605	SC	Fee	2001	2007		100%	10,908	$—	$—
375	Lexington, SC	Lexington Place U.S. Highway 378 and Old Cherokee Road	29072	SC	Fee	2003	2007		100%	83,167	$869,149	$10.45	Kohl’s (Not Owned), Publix (Not Owned), Ross Dress For Less, T.J. Maxx
376	Mount Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995		100%	209,810	$2,453,424	$11.84	Marshalls, Michael’s, Office Depot, T.J. Maxx, Walmart (Not Owned)
377	Myrtle Beach, SC	The Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007		20%	140,437	$1,385,617	$11.80	Kroger
378	North Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004		100%	236,025	$1,243,636	$7.59	Home Decor Liquidators, Northern Tool
379	North Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2	*	100%	325,451	$2,067,015	$6.42	A.C. Moore, OfficeMax, Service Merchandise (Not Owned), Walmart

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
380	Piedmont, SC	Rite Aid 915 Anderson Street	29601	SC	Fee	2000	2007		100%	10,908	$181,052	$16.60
381	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994		100%	142,086	$791,582	$5.97	Ingles, Kohl’s
382	Spartanburg, SC	Rite Aid 780 North Pine Street	29301	SC	Fee	2002	2007		100%	10,908	$283,656	$26.00
383	Taylors, SC	Hampton Point 3033 Wade Hampton Boulevard	29687	SC	Fee	1993	2007		100%	58,316	$436,242	$7.96	BI-LO
384	Taylors, SC	North Hampton Market 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007		20%	114,935	$1,304,990	$11.68	Hobby Lobby, Target (Not Owned)
385	Woodruff, SC	Rite Aid 121 North Main Street	29388	SC	Fee	2002	2007		100%	13,824	$288,178	$20.85
	Tennessee
386	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003		100%	213,095	$1,905,721	$9.10	Best Buy, Fresh Market, Hobby Lobby
387	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee	1991	2003		10%	71,311	$43,722	$22.16
388	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003		20%	84,441	$689,480	$8.94	Kroger
389	Hendersonville, TN	Lowe’s Home Improvement 1050 Lowe’s Road	37075	SC	Fee	1999	2003		100%	129,044	$1,139,939	$8.83	Lowe’s
390	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007		20%	62,925	$509,121	$8.78	Kroger
391	Johnson City, TN	Johnson City Marketplace Franklin and Knob Creek Roads	37604	SC	GL	2005	2003		100%	99,997	$512,602	$5.27	Kohl’s, Lowe’s (Not Owned)
392	Knoxville, TN	Pavilion of Turkey Creek 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007		15%	280,776	$3,179,281	$13.09	Hobby Lobby, OfficeMax, Old Navy, Ross Dress For Less, Target (Not Owned), Walmart (Not Owned)
393	Knoxville, TN	Town and Country Commons North Peters Road and Town and Country Circle	37923	SC	GL (3)	1985/1997	2007		15%	643,539	$6,072,631	$10.27	Best Buy, Carmike Cinemas, Dick’s Sporting Goods, Food City, Jo-Ann Stores, Lowe’s, Staples
394	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007		20%	121,222	$773,946	$7.88	Kroger
395	Morristown, TN	Crossroads Square 130 Terrace Lane	37816	SC	Fee (3)	2004	2007		20%	70,000	$683,900	$10.94	OfficeMax (Not Owned), T.J. Maxx
396	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007		20%	93,600	$673,498	$8.40	Kroger
397	Nashville, TN	Bellevue Place 7625 Highway 70 South	37221	SC	Fee (3)	2003	2007		15%	77,099	$846,134	$12.24	Bed Bath & Beyond, Home Depot (Not Owned), Michaels
398	Oakland, TN	Oakland Market Place 7265 U.S. Highway 64	38060	SC	Fee (3)	2004	2007		20%	64,600	$358,281	$6.38	Kroger
	Texas
399	Allen, TX	Watters Creek Bethany Road	75013	LC	Fee (3)	2008	1	*	10%	359,290	$5,600,223	$21.42	United Market Street
400	Fort Worth, TX	CVS Pharmacy 2706 Jacksboro Highway	76114	SC	Fee	1997	2007		100%	10,908	$239,784	$21.98
401	Grand Prairie, TX	Kroger 2525 West Interstate 20	75052	SC	Fee	1998	2007		100%	60,835	$433,615	$7.13	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
402	Houston, TX	Lowe’s Home Improvement 19935 Katy Freeway	77094	SC	Fee	1998	2007		100%	131,644	$917,000	$6.97	Lowe’s
403	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007		20%	81,158	$432,775	$7.11	Kroger
404	San Antonio, TX	Terrell Plaza 1201 Austin Highway, Suite 139	78209	SC	Fee	1958/1986	2007		50%	57,647	$299,919	$5.60	Big Lots
405	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North, Suite 211	78258	SC	Fee	2007	1	*	100%	449,034	$6,902,432	$18.45	Alamo Drafthouse Cinema, Hobby Lobby, T.J. Maxx, Target (Not Owned)
406	San Antonio, TX	Westover Marketplace State Highway 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	20%	230,664	$2,428,844	$15.29	Lowe’s (Not Owned), Office Depot, PetSmart, Ross Dress For Less, Target (Not Owned)
407	San Antonio, TX	Bandera Pointe State Loop 1604 Bandera Road	78227	SC	Fee	2001/2002	1	*	100%	416,815	$4,141,782	$10.82	Barnes & Noble, Conn’s Appliance(Not Owned), Jo-Ann Fabrics & Crafts, Kohl’s (Not Owned), Lowe’s, Old Navy, Raquetball & Fitness (Not Owned), Ross Dress For Less, T.J. Maxx, Super Target (Not Owned)
	Utah
408	Midvale, UT	Family Center at Fort Union 900 East Fort Union Boulevard	84047	SC	Fee	1973/2000/2006	1998		100%	668,440	$8,332,857	$14.15	Babies “R” Us, Bed Bath & Beyond, F.Y.E., Michaels, OfficeMax, Ross Dress For Less, Smith’s Food & Drug, Walmart
409	Ogden, UT	Family Center at Ogden 5-Points 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	161,795	$861,309	$5.79	Harmons
410	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998		100%	150,667	$1,331,701	$11.38	Babies “R” Us, F.Y.E., Jo-Ann Stores, R.C. Willey(Not Owned), Toys “R” Us(Not Owned)
411	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	2005	1	*	100%	657,499	$4,003,299	$8.61	Best Buy, F.Y.E., Home Depot (Not Owned), Jo-Ann Stores, OfficeMax, Sam’s Club (Not Owned), Sports Authority, Sportsman’s Warehouse, Super Walmart (Not Owned), Target
412	Taylorsville, UT	Family Center At Taylorsville 5600 South Redwood	84123	SC	Fee	1982/2003	1998		100%	777,939	$6,673,691	$12.25	24 Hour Fitness, Bed Bath & Beyond, F.Y.E., Harmons Superstore (Not Owned), Jo-Ann Stores, PetSmart, Ross Dress For Less, Shopko, Sports Authority
	Virginia
413	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	116,339	$1,574,728	$14.31	Martin’s Food Store
414	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007		15%	266,181	$3,568,071	$14.28	Barnes & Noble, Bed Bath & Beyond, Dick’s Sporting Goods, Michael’s, Ross Dress For Less
415	Midlothian, VA	Commonwealth Center 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007		15%	165,413	$2,257,629	$14.07	Barnes & Noble, Michael’s, Stein Mart
416	Midlothian, VA	Chesterfield Crossings Highway 360 and Warbro Road	23112	SC	Fee (3)	2000	2007		15%	92,417	$1,195,451	$13.93	Ben Franklin Crafts
417	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007		15%	47,341	$794,154	$16.78	Costco (Not Owned), Fresh Market

DDR Corp.

Shopping Center Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
418	Newport News, VA	Denbigh Village Warwick Boulevard and Denbigh Boulevard	23608	SC	Fee	1998/2006	2007		100%	340,950	$2,122,262	$9.26	Burlington Coat Factory, Kroger
419	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007		100%	125,908	$2,512,822	$21.54	Barnes & Noble, Regal Cinemas
420	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007		100%	120,320	$2,291,523	$19.05	Barnes & Noble, Bed Bath & Beyond, DSW Shoe Warehouse, hhgregg
421	Springfield, VA	Spring Mall Center 6717 Spring Mall Road	22150	SC	Fee	1995/2001	2007		100%	56,511	$1,027,207	$18.18	Michaels, The Tile Shop
422	Sterling, VA	Park Place at Cascades Marketplace Northeast Corner Cascades Parkway and Route 7	20165	SC	Fee	1998	2007		100%	101,606	$1,569,771	$15.45	Sports Authority, Staples
423	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007		20%	63,324	$171,188	$2.96	Kroger
424	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Boulevard	22980	SC	Fee (3)	1993	2007		20%	52,415	$423,516	$8.68	Kroger
425	Winchester, VA	Apple Blossom Corners 2190 South Pleasant Valley	22601	SC	Fee (3)	1990/1997	2	*	20%	242,686	$2,570,457	$10.81	Books-A-Million, Kohl’s, Martin’s Food Store, OfficeMax
	Washington
426	Olympia, Wa	Olympia 2815 Capital Mall Drive Southwest	98502	SC	Fee	1998	2007		100%	35,776	$—	$—
	West Virginia
427	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998		100%	70,900	$273,588	$3.86	Ashley Furniture Home Store, Discount Emporium, Hobby Lobby (Not Owned)
428	Morgantown, WV	Pierpont Centre Interstate 68 and Pierpont Road	26508	SC	Fee	1999/2000	2007		100%	122,375	$1,209,867	$10.32	Lowe’s (Not Owned), Michaels, Shop ‘N Save
429	Weirton, WV	Rite Aid 1360 Cove Road	26062	SC	Fee	2000	2007		100%	10,908	$221,870	$20.34
	Wisconsin
430	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003		100%	160,533	$730,407	$4.55	Kohl’s, Pick ‘N Save
431	Racine, WI	Village Center 5500-5740 Washington Avenue	53406	SC	Fee (3)	2003	2007		20%	227,922	$2,443,728	$10.79	Jewel Food Stores, Kohl’s
432	West Allis, WI	West Allis Center West Cleveland Avenue and South 108	53214	SC	Fee	1968	2003		100%	383,967	$1,515,776	$5.83	Kohl’s, Marshalls Mega Store, Menards (Not Owned), Pick ‘N Save

1*	Property developed by the Company.
2*	Original IPO Property.
(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, and “MM” indicates an enclosed mall.
(2)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2011. Rents for assets in Brazil are paid in BRL and translated to USD at a rate of 1.66.
(3)

One of the one hundred sixty-seven (167) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $3.7 billion (of which the Company’s proportionate share is $772.9 million) as of December 31, 2011, and which is not reflected in the consolidated indebtedness.

DDR Corp.

Office Property List at December 31, 2011

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company- Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)
	Maryland

1	Silver Springs, MD(I)	Tech Center 29 (I) 2120-2162 Tech Road	20904	IND	Fee	1970	2001		100%	174,690	$1,601,274	$9.31
2	Silver Springs, MD(II)	Tech Center 29 (II) 2180 Industrial Parkway	20904	IND	Fee	1991	2001		100%	58,280	$726,428	$12.52
3	Silver Springs, MD(III)	Tech Center 29 (III) 12200 Tech Road	20904	OFF	Fee	1988	2001		100%	55,422	$1,285,979	$25.27
	Pennsylvania

4	Erie, PA	West 38th Street Plaza 2301 West 38th Street	16506	OFF	Fee	1973	2	*	100%	96,000	$332,650	$5.84
	Utah

5	Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	OFF	Fee	1985	1998		100%	53,476	$421,409	$18.60

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.
(1)	These properties are classified as the Company’s office properties segment. “OFF” indicates office property and “”IND” indicates industrial property.
(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2011.

Item 3.    LEGAL PROCEEDINGS

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of certain of the properties through December 31, 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted the motion in part, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome, and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company
Daniel B. Hurwitz	47	President and Chief Executive Officer
David J. Oakes	33	Senior Executive Vice President and Chief Financial Officer
Paul W. Freddo	56	Senior Executive Vice President of Leasing and Development
John S. Kokinchak	52	Senior Executive Vice President and Chief Administrative Officer
Christa A. Vesy	41	Senior Vice President and Chief Accounting Officer

Daniel B. Hurwitz was appointed President and Chief Executive Officer in January 2010 and has served as a director of the Company since June 2009. Mr. Hurwitz had served as President and Chief Operating Officer of the Company from May 2007 to January 2010, as Senior Executive Vice President and Chief Investment Officer from May 2005 through May 2007 and as Executive Vice President of the Company from June 1999 through April 2005. He was previously a member of the Company’s Board of Directors from May 2002 to May 2004.

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

Paul W. Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008. Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008. Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for J.C. Penney Company, Inc., a retail department store, from January 2004 through August 2008.

John S. Kokinchak was appointed Senior Executive Vice President and Chief Administrative Officer in February 2011. Mr. Kokinchak had served as Senior Executive Vice President of Property Management from March 2010 to February 2011, Executive Vice President of Property Management from March 2008 to March 2010 and Senior Vice President of Property Management from March 2006 to March 2008. Mr. Kokinchak joined the Company in August 2004 and served as Vice President of Property Management, Specialty Centers from August 2004 to March 2006.

Christa A. Vesy was appointed Senior Vice President and Chief Accounting Officer in November 2006. Prior to joining the Company, Ms. Vesy worked for The Lubrizol Corporation, a specialty chemicals company, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment, from September 2004 to November 2006.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2011
First	$14.53	$12.98	$0.04
Second	14.94	13.03	0.04
Third	15.28	10.19	0.06
Fourth	13.30	9.76	0.08
2010:
First	$13.16	$8.11	$0.02
Second	13.73	9.79	0.02
Third	12.01	8.84	0.02
Fourth	14.39	11.15	0.02

As of February 10, 2012, there were 8,681 record holders and approximately 32,660 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2012 dividend policy that it believes will continue to result in additional free cash flow, while still adhering to REIT payout requirements. In January 2012, the Company declared its first quarter 2012 dividend of $0.12 per common share, payable on April 3, 2012, to shareholders of record at the close of business on March 16, 2012.

The Company intends to continue to declare quarterly dividends on its common shares. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. However, no assurances can be made as to the amounts of future dividends, as the decision to declare and pay dividends on the common shares in 2012, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1 — 31, 2011	1,598	$10.90	—	$—
November 1 — 30, 2011	—	—	—	—
December 1 — 31, 2011	64,789	12.07	—	—

Total	66,387	$12.04	—	$—

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Revenues	$771,018	$763,057	$755,986	$779,392	$780,873

Expenses:
Rental operations	235,797	232,350	222,526	211,580	200,072
Impairment charges	101,815	84,855	12,745	17,663	—
General and administrative	85,221	85,573	94,365	97,719	81,244
Depreciation and amortization	222,655	209,847	204,222	194,790	171,678

	645,488	612,625	533,858	521,752	452,994

Interest income	9,832	7,302	11,967	5,220	8,554
Interest expense	(229,718)	(215,322)	(211,617)	(218,888)	(229,798)
(Loss) gain on debt retirement, net	(89)	485	145,050	10,455	—
Gain (loss) on equity derivative instruments	21,926	(40,157)	(199,797)	—	—
Other (expense) income, net	(5,002)	(24,211)	(29,003)	(27,751)	(3,097)

	(203,051)	(271,903)	(283,400)	(230,964)	(224,341)

(Loss) income before earnings from equity method investments and other items	(77,521)	(121,471)	(61,272)	26,676	103,538
Equity in net income (loss) of joint ventures	13,734	5,600	(9,733)	17,719	43,229
Impairment of joint venture investments	(2,921)	(227)	(184,584)	(106,957)	—
Gain on change in control of interests and sale of interests	25,170	—	23,865	—	—
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,044)	(47,952)	868	17,633	14,878

(Loss) income from continuing operations	(42,582)	(164,050)	(230,856)	(44,929)	161,645

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Income (loss) from discontinued operations	16,106	(84,989)	(181,911)	(45,102)	52,152

(Loss) income before gain on disposition of real estate	(26,476)	(249,039)	(412,767)	(90,031)	213,797
Gain on disposition of real estate, net of tax	7,079	1,318	9,127	6,962	68,851

Net (loss) income	$(19,397)	$(247,721)	$(403,640)	$(83,069)	$282,648

Non-controlling interests	3,543	38,363	47,047	11,139	(17,706)

Net (loss) income attributable to DDR	$(15,854)	$(209,358)	$(356,593)	$(71,930)	$264,942

(Loss) earnings per share data — Basic:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.26)	$(0.79)	$(1.67)	$(0.68)	$1.47
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)	(0.28)	0.29

Net (loss) income attributable to DDR common shareholders	$(0.20)	$(1.03)	$(2.51)	$(0.96)	$1.76

Weighted-average number of common shares	270,278	244,712	158,816	119,843	120,879
(Loss) earnings per share data — Diluted:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.34)	$(0.79)	$(1.67)	$(0.68)	$1.46
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)	(0.28)	0.29

Net (loss) income attributable to DDR common shareholders	$(0.28)	$(1.03)	$(2.51)	$(0.96)	$1.75

Weighted-average number of common shares	271,472	244,712	158,816	119,843	121,335
Dividends declared	$0.22	$0.08	$0.44	$2.07	$2.64

	At December 31,(A)
	2011	2010	2009	2008	2007
Balance Sheet Data:
Real estate (at cost)	$8,270,106	$8,411,239	$8,823,719	$9,109,566	$8,985,749
Real estate, net of accumulated depreciation	6,719,063	6,959,127	7,490,403	7,900,663	7,961,701
Investments in and advances to joint ventures	353,907	417,223	420,541	583,767	638,111
Total assets	7,469,425	7,768,090	8,426,606	9,020,222	9,089,514
Total debt	4,104,584	4,302,000	5,178,663	5,866,655	5,523,953
Equity	3,077,892	3,134,687	2,952,336	2,864,794	3,193,302

	For the Year Ended December 31,(A)
	2011	2010	2009	2008	2007
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$273,195	$278,124	$228,935	$391,941	$420,667
Investing activities	200,696	31,762	150,884	(468,572)	(1,162,287)
Financing activities	(451,854)	(317,065)	(381,348)	56,296	763,411

(A)	As described in the consolidated financial statements, the Company and its unconsolidated joint ventures completed the following property acquisitions and dispositions for the periods presented. Dispositions in 2011 and 2010 also include assets for which control has been relinquished and the Company does not have any further significant economic interest.

	Property Acquisitions		Property Dispositions
Year	Consolidated	Unconsolidated Joint Ventures	Consolidated	Unconsolidated Joint Ventures
2011	6	—	35	11
2010	—	—	56	37
2009	4	—	34	12
2008	—	11	22	—
2007	249	68	67	7

In 2007, 315 shopping centers were acquired through the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), of which 66 were held by an unconsolidated joint venture of IRRETI.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of December 31, 2011, the Company’s portfolio consisted of 432 shopping centers (including 177 shopping centers owned through unconsolidated joint ventures and two shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest and five office properties. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At December 31, 2011, the Company owned and/or managed more than 122.8 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 49 properties managed by the Company (46 of these properties are expected to be acquired by the Company through a 5% common interest in an unconsolidated joint venture in 2012). These amounts do not include 42 assets in which the Company did not have an economic interest and, effective as of January 1, 2012, the Company did not manage. The Company also owns more than 1,600 acres of undeveloped land, including an interest in land in Canada and Russia. At December 31, 2011, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 89.1%, as compared to 88.4% at December 31, 2010. The Company owned 478 shopping centers and six office properties at December 31, 2010. The average annualized base rent per occupied square foot was $13.81 at December 31, 2011, as compared to $13.30 at December 31, 2010.

Current Strategy

The Company seeks to continue to decrease leverage and focus on operational efficiencies in order to improve its risk profile, portfolio quality and property-level operating results. The Company expects to decrease leverage and improve liquidity through retained cash flow enhanced by incremental leasing, new financings, asset sales and other means.

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

•

An investment group focused on selectively acquiring well-located, quality shopping centers that have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	An ancillary income department generating revenue with a low investment and/or creating cash flow streams from empty or underused space;

•

A focus on growth and value creation within the prime portfolio, from which approximately 89% of the Company’s net operating income (defined as property-level revenues less property-level operating expenses) is generated. The prime portfolio (“Prime Portfolio”) consists of market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles;

•	A redevelopment department focused on identifying viable projects with attractive returns;

•	A capital markets department with broad and diverse relationships with capital providers to facilitate access to secured, unsecured, public and private capital;

•	An experienced funds management team dedicated to generating consistent returns and disclosure for institutional partners;

•	A focused asset transaction team dedicated to finding buyers for non-core assets and sourcing potential acquisition opportunities; and

•	A development department adhering to disciplined standards for development.

Balance Sheet

The Company took the following steps in 2011 to reduce leverage and enhance financial flexibility:

•	Amended its two senior unsecured revolving credit facilities, including the extension of the term of each to February 2016;

•

Refinanced a $550.0 million senior secured term loan that was scheduled to mature in February 2012 with a new $500.0 million senior secured term loan with an initial maturity of September 2014 with a one-year extension option;

•

Completed $269.3 million of acquisitions of prime shopping centers and $460.9 million of asset dispositions. DDR’s share of 2011 acquisitions was $229.5 million. DDR’s share of 2011 dispositions was $371.5 million, including the sale of $56.9 million of non-income producing assets;

•	Issued $300.0 million aggregate principal amount of 4.75%, seven-year senior unsecured notes;

•

Raised $190.2 million of equity proceeds from the issuance of 9.5 million common shares and the issuance of 10.0 million common shares from the exercise of warrants, the proceeds of which were used to redeem $180.0 million of 8.0% Class G cumulative redeemable preferred shares;

•	Reduced consolidated debt from $4.3 billion to $4.1 billion, and extended the weighted-average maturity of consolidated debt from 3.9 years to 4.3 years; and

•	Paid cash dividends of $0.22 per common share as compared to $0.08 per common share, an increase of 175% from 2010.

Operational Accomplishments

The Company accomplished the following in 2011 to improve cash flow and the quality of its portfolio:

•	Increased the portfolio occupancy rate to 89.1% at year-end 2011 from 88.4% at year-end 2010;

•	Executed 876 new leases and 1,232 renewals for over 11.7 million square feet of GLA including managed assets;

•	Increased total portfolio average annualized base rent per occupied square foot by approximately 3.8% to $13.81 at December 31, 2011, from December 31, 2010;

•	Increased consolidated and joint venture ancillary income by approximately 23.6% in 2011 to approximately $53.6 million; and

•	Eliminated through the disposition of non-prime assets over $1.1 million of net operating losses from non-income-producing assets.

Retail Environment

Although, the retail market in the United States continued to be challenged throughout 2011 by high unemployment and slow consumer spending, retailers continued to open stores to maintain or even increase market share. The Company believes retailers are looking to open new stores to meet their projected strong demand in 2012 and 2013. Retailers have become more flexible with their design and prototype requirements, in some cases reducing square footage (retailer downsizing). Downsizing of junior anchors can present opportunities for landlords that can use their operational expertise to generate higher rents through new tenants and small shop consolidation efforts. The Company has been proactive in capitalizing on such opportunities.

Due to continued consumer cautiousness, retailers that specialize in low-cost necessity goods and services are taking market share from high-end discretionary retailers that dominate the mall portfolios. The Company’s largest tenants, including Walmart/Sam’s Club, Target, T.J. Maxx/Marshalls and Kohl’s, appeal to value-oriented consumers, remain well-capitalized and have outperformed other retail categories on a relative basis. Additionally, several retailers have been able to access capital this past year through equity and debt offerings, which the Company believes was a positive development for the retail industry.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2011:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	Walmart/Sam’s Club	4.3%	7.3%
2.	T.J. Maxx/Marshalls/Homegoods	2.4%	2.6%
3.	PetSmart	2.2%	1.7%
4.	Bed, Bath & Beyond	2.0%	1.8%
5.	Kohl’s	1.8%	2.7%
6.	Michaels	1.6%	1.5%
7.	Lowe’s	1.5%	2.6%
8.	OfficeMax	1.3%	1.2%
9.	Best Buy	1.3%	1.1%
10.	Dick’s Sporting Goods	1.2%	1.3%

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2011:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
Walmart/Sam’s Club	4.9%	8.0%	1.3%	2.5%
T.J. Maxx/Marshalls/Homegoods	2.6%	2.7%	1.4%	2.1%
PetSmart	2.4%	1.8%	1.5%	1.5%
Bed, Bath & Beyond	2.2%	1.8%	1.3%	1.8%
Kohl’s	1.9%	2.7%	1.4%	2.6%
Lowe’s	1.8%	3.0%	0.1%	0.3%
Michaels	1.7%	1.5%	1.4%	1.6%
OfficeMax	1.5%	1.2%	0.6%	0.9%
Best Buy	1.4%	1.1%	1.0%	1.0%
Rite Aid	1.3%	0.6%	0.1%	0.1%
Publix Supermarkets	0.3%	0.3%	3.0%	4.7%
AMC Theaters	0.7%	0.2%	2.1%	1.8%
Ross Dress for Less	1.0%	1.1%	1.6%	2.3%
Kroger	0.9%	1.1%	1.5%	3.1%
Gap	1.2%	0.9%	1.2%	1.2%

The Company’s portfolio exhibited favorable rent growth from retailers signing new leases and adhering to their store-opening plans for the year. The Company has consistently increased total portfolio average annualized base rent per occupied square foot over the past two years including an approximate 3.8% increase in 2011 as compared to 2010.

The Company’s innovative ancillary income platform produces value and mitigates risk. This program seeks to create cash flow streams from empty or underused space with a low cost of investment for the Company. The growth in ancillary income for the Company’s portfolio is reflected below:

The Company believes its value-oriented shopping center format is ideal for keeping maintenance costs and capital expenditures low while maintaining an attractive, high-quality retail environment. The Company believes its capital expenditures as a percentage of net operating income are low relative to its industry peers. The Company’s low capital expenditures contribute to a strong organic growth rate.

Year in Review — 2011

For the year ended December 31, 2011, the Company recorded net loss attributable to common shareholders of $53.8 million, or $0.28 per share (diluted), compared to net loss attributable to common shareholders of $251.6 million, or $1.03 per share (diluted), in the prior year. Funds From Operations applicable to common shareholders (“FFO”) for the year ended December 31, 2011, was $227.6 million compared to $76.3 million for the year ended December 31, 2010. The decrease in reported loss and increase in FFO applicable to common shareholders for the year ended December 31, 2011, is primarily the result of the gain on change in control and sale of interests related to the Company’s unconsolidated joint ventures; a reduction in impairment charges recorded on non-depreciable assets (land); lower income tax expense; and the effect of the valuation adjustments associated with the warrants, partially offset by executive separation charges and the write-off of the original issuance costs from the redemption of the Company’s Class G cumulative redeemable preferred shares.

During 2011, the Company focused on its core competencies and internal portfolio growth through increasing occupancy and rental rates and decreasing capital expenditures. These core competencies include the Company’s stable relationships with national tenants and the investment community, maintained by strong internal leasing, management and investment teams. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its Prime Portfolio, including selling non-prime assets; and maintaining the strength and depth of the management team.

The Company continued its improvement in operating performance in 2011 as evidenced by the number of leases executed during the year and the continued upward trend in average rental rates. The Company leased over 11.7 million square feet in 2011 including managed assets. The Company believes first-year rents on new leases provide a solid indicator of leasing trends, and the average first-year rent for all new leases executed in 2011 was $15.61 per square foot. The Company increased its total portfolio average annualized base rent per square foot by approximately 3.8% in 2011 as compared to 2010. This growth was achieved without increasing the Company’s historically low tenant capital expenditures. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the year was only $2.62 per rentable square foot over the lease term.

As a result of the activity described above, the Company continued to execute its long-term balance sheet initiatives to reduce leverage, extend debt maturities and improve overall liquidity, resulting in greater financial flexibility and a more competitive cost of capital. The Company decreased its total consolidated outstanding indebtedness nearly $0.2 billion to $4.1 billion and extended debt maturities through the amendment of credit facilities and term loans, the issuance of unsecured debt and the issuance of equity as discussed above.

In addition, the Company’s unconsolidated joint venture in Brazil completed an initial public offering raising approximately US$280 million of gross proceeds, which were generally retained within the venture to invest in future growth opportunities.

In 2011, the Company acquired six prime shopping centers for an aggregate purchase price of approximately $269.3 million. The Company also sold assets, including non-income-producing assets, generating gross proceeds of approximately $460.9 million (of which the Company’s share was approximately $371.5 million). This activity demonstrates the Company’s strategy to recycle capital from non-prime asset sales into the acquisitions of Prime Assets (market-dominant shopping centers with high quality tenants located in attractive markets with strong demographic profiles) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and is committed to remaining prudent in its underwriting and bidding practices.

The Company increased its dividend on its common shares to $0.08 per common share in the fourth quarter of 2011 from $0.06 per common share in the third quarter of 2011 and $0.04 in the first and second quarters of 2011. The continued increases allowed the Company to retain free cash flow, while reflecting the Company’s execution on its long-term strategies.

In 2011, the Company continued its focus on maximizing internal growth opportunities while taking a balanced approach to external growth with a consistent execution of its previously established strategic objectives.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has used available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates. In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

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

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The time to resolve these claims may exceed one year. These estimates have a direct impact on the Company’s earnings because a higher bad debt reserve and/or a subsequent write-off in excess of an estimated reserve results in reduced earnings.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The

Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company considers notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. The Company evaluates the collectability of both interest and principal on each loan based on an assessment of the underlying collateral to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Consolidation

The Company has a number of joint venture arrangements with varying structures. The Company consolidates entities in which it owns less than a 100% equity interest if it is determined that it is a variable interest entity (“VIE”) and the Company has a controlling financial interest in that VIE, or is the controlling general partner. The analysis to identify whether the Company is the primary beneficiary of a VIE is based upon which party has (a) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the Company is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. This qualitative assessment has a direct impact on the Company’s financial statements, as the detailed activity of off-balance sheet joint ventures is not presented within the Company’s consolidated financial statements.

Further, under its consolidation policy, the Company believes that it no longer has the contractual ability to direct the activities that most significantly affect the economic performance of entities that have been transferred to the control of a court-appointed receiver (“Receivership”). The Company’s accounting policy for evaluating Receivership transactions is based upon Accounting Standards Codification (“ASC”) No. 810, Consolidation (“ASC 810”), whereas diversity in practice exists and whereby others may apply the provisions of ASC 360-20, Property, Plant, and Equipment — Real Estate Sales (“Alternative View”). Under the Alternative View, the Company would likely not record a gain (or loss) upon deconsolidation and would continue to consolidate the entity (and its assets and non-recourse liabilities) until it legally transferred the title of the underlying assets and was relieved of its obligations. The Emerging Issues Task Force (“EITF”) of the FASB discussed this type of transaction and reached a final consensus that the real estate sales guidance should govern. This issue was ratified by the FASB in 2011, and the new guidance will be effective prospectively for fiscal years beginning on or after June 15, 2012. The Company will apply this consensus on a prospective basis on the effective date (see New Accounting Standards).

Real Estate and Long-Lived Assets

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The Company is required to make subjective assessments as to the useful lives of its properties to determine the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company would change the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including land held for development and construction in progress, and intangible assets may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.

The Company allocates the purchase price to assets acquired and liabilities assumed at the date of acquisition. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. If the Company determines that an event has occurred after the initial allocation of the asset or liability that would change the estimated useful life of the asset, the Company will reassess the depreciation and amortization of the asset. The Company is required to make subjective estimates in connection with these valuations and allocations.

Off-Balance sheet Arrangements — Impairment Assessment

The Company has a number of off-balance sheet joint ventures and other unconsolidated arrangements with varying structures. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such loss is deemed to be other than temporary. To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Measurement of Fair Value — Real Estate and Unconsolidated Joint Venture Investments

The Company is required to assess the value of certain impaired consolidated and unconsolidated joint venture investments as well as the underlying collateral for certain financing notes receivable. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Investments without a public market are valued based on assumptions made and valuation techniques used by the Company. The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such investments. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

The valuation of impaired real estate assets, investments and real estate collateral is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation as well as the projected property net operating income and expected hold period. For projects under development, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. For investments in unconsolidated joint ventures, the Company also considers the valuation of any underlying joint venture debt. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Real Estate Held for Sale

Pursuant to the definition of a component of an entity, assuming no significant continuing involvement, the sale of a property is considered discontinued operations. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance. Accordingly, the results of operations of operating properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected in the current period and retrospectively as discontinued operations.

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage the Company. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. The Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realizability, which would increase the provision for income taxes. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes. The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets. These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

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

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, make an impact on the fair value estimate. Further, the forfeiture rate makes an impact on the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements. The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

COMPARISON OF 2011 TO 2010 RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2010, excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	2011	2010	$ Change	% Change
Base and percentage rental revenues(A)	$520,950	$511,892	$9,058	1.8%
Recoveries from tenants(B)	166,665	165,946	719	0.4
Fee and other income(C)	83,403	85,219	(1,816)	(2.1)

Total revenues	$771,018	$763,057	$7,961	1.0%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$4.4
Acquisition of shopping centers	7.7
Development/redevelopment of shopping center properties	(1.7)
Straight-line rents	(1.3)

$9.1

The following tables present the statistics for the Company’s operating shopping center portfolio (in which the Company has an economic interest) affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio(1) December 31,		Office Property Portfolio December 31,
	2011	2010	2011	2010
Centers owned	432	478	5	6
Aggregate occupancy rate	89.1%	88.4%	83.6%	80.7%
Average annualized base rent per occupied square foot	$13.81	$13.30	$12.12	$11.05

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers(1) December 31,
	2011	2010	2011	2010
Centers owned	253	286	177	189
Centers owned through Consolidated joint ventures	n/a	n/a	2	3
Aggregate occupancy rate	88.8%	88.6%	89.5%	88.1%
Average annualized base rent per occupied square foot	$12.26	$12.23	$15.93	$14.66

(1)	Excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and is receiving no allocation of income or loss.

(B)	Recoveries were approximately 86% and 85% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2011 and 2010, respectively. The improvement in the recovery percentage primarily relates to the disposition of non-prime assets with lower recovery rates.

(C)	Composed of the following (in millions):

	2011	2010	(Decrease) Increase
Management, development, financing and other fee income	$47.5	$54.6	$(7.1)
Ancillary and other property income	29.4	21.0	8.4
Lease termination fees	5.9	7.5	(1.6)
Other miscellaneous	0.6	2.1	(1.5)

	$83.4	$85.2	$(1.8)

The decrease in management fee income in 2011 is largely a result of asset sales by the Company’s unconsolidated joint ventures from January 1, 2010, through December 31, 2011, as described in Note 2 “Investments in and Advances to Joint Ventures” of the Company’s financial statements. As of December 31, 2011, the Company’s management contracts with Coventry Real Estate Fund II (“Coventry II Fund”) expired by their own terms (see Off-Balance sheet Arrangements). These contracts generated approximately $2.3 million in gross fees related to the Company’s management, development and leasing of the assets in 2011. Additionally, in 2012 the Company entered into a joint venture agreement with an affiliate of The Blackstone Group L.P. to acquire 46 assets managed by the Company in 2011 and 2010. The Company does not anticipate any significant changes in property management and leasing fee income to be earned related to these assets from the new joint venture. The increase in ancillary and other income primarily is related to increased revenue associated with cinema and entertainment operations located at two of the Company’s shopping centers.

Expenses from Operations (in thousands)

	2011	2010	$ Change	% Change
Operating and maintenance(A)	$135,708	$130,406	$5,302	4.1%
Real estate taxes(A)	100,089	101,944	(1,855)	(1.8)
Impairment charges(B)	101,815	84,855	16,960	20.0
General and administrative(C)	85,221	85,573	(352)	(0.4)
Depreciation and amortization(A)	222,655	209,847	12,808	6.1

	$645,488	$612,625	$32,863	5.4%

(A)	The changes for 2011 compared to 2010 are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation
Comparable Portfolio Properties	$1.6	$(0.6)	$6.2
Acquisitions of shopping centers	0.9	1.6	5.3
Development or redevelopment properties	3.0	(2.9)	1.2
Office properties	(0.2)	—	0.1

	$5.3	$(1.9)	$12.8

The increase in operating and maintenance expenses in 2011 for the Comparable Portfolio Properties primarily is due to higher insurance-related costs and various other property level expenditures. The increase in the development or redevelopment properties is primarily due to increased expenses associated with the cinema and entertainment operations located at two of the Company’s shopping centers. The increase in depreciation expense for the comparable Portfolio Properties primarily is related to tenant improvements that have been placed in service.

(B)	The Company recorded impairment charges during the years ended December 31, 2011 and 2010, related to its land and shopping center assets. These impairments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s financial statements.

(C)	General and administrative expenses were approximately 5.2% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for both of the years ended December 31, 2011 and 2010. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space.

During 2011, the Company recorded a charge of $11.0 million as a result of the termination without cause of its Executive Chairman of the Board, the terms of which were pursuant to his amended and restated employment agreement. Total employee severance charges recorded in 2011 were approximately $12.4 million. During 2010, the Company incurred $5.3 million in employee separation charges. The decrease in general and administrative expenses in 2011, excluding separation charges, is due to general cost-cutting measures.

Other Income and Expenses (in thousands)

	2011	2010	$ Change	% Change
Interest income(A)	$9,832	$7,302	$2,530	34.6%
Interest expense(B)	(229,718)	(215,322)	(14,396)	6.7
(Loss) gain on retirement of debt, net	(89)	485	(574)	(118.4)
Gain (loss) on equity derivative instruments(C)	21,926	(40,157)	62,083	(154.6)
Other income (expense), net(D)	(5,002)	(24,211)	19,209	(79.3)

	$(203,051)	$(271,903)	$68,852	(25.3)%

(A)	Increased primarily due to a full year of interest on $58.3 million in loan receivables originated and purchased in September 2010. The weighted-average interest rate of loan receivables at December 31, 2011, was 8.7%.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Year Ended December 31,
	2011	2010
Weighted-average debt outstanding (in billions)	$4.2	$4.6
Weighted-average interest rate	5.6%	5.1%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at December 31, 2011 and 2010, was 5.2% and 5.1%, respectively.

The increase in 2011 interest expense is primarily due to the repayment of shorter-term, lower interest rate debt with the proceeds from long-term, higher interest rate debt, partially offset by a reduction in outstanding debt. Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $12.7 million for the year ended December 31, 2011, as compared to $12.2 million for the respective period in 2010. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction.

(C)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with the Otto Family. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction,” as described in Note 10, “Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury,” in the Company’s financial statements.

(D)	Other income (expenses) were composed of the following (in millions):

	Year Ended December 31,
	2011	2010
Litigation-related expenses	$(2.3)	$(14.6)
Note receivable reserve	(5.0)	0.1
Lease liability (obligation) and related settlement gain	2.6	(3.3)
Debt extinguishment costs, net	(0.7)	(3.7)
Abandoned projects and other (income) expenses	0.4	(2.7)

	$(5.0)	$(24.2)

The year ended December 31, 2010, included a $5.1 million expense recorded in connection with a legal matter at a property in Long Beach, California. This reserve was partially offset by a tax benefit of approximately $2.4 million because the asset is owned through the Company’s taxable REIT subsidiary (“TRS”). Litigation-related expenses also include costs incurred by the Company to defend the litigation arising from joint venture assets that are owned through the Company’s investments with the Coventry II Fund (see Item 3. — Legal Proceedings). Total litigation-related expenditures, net of the tax benefit of $2.4 million, were $12.2 million for the year ended December 31, 2010.

In June 2011, the Company sold a note receivable with a face value, including accrued but unpaid interest, of $11.8 million for proceeds of $6.8 million. This transaction resulted in the recognition of a reserve of $5.0 million prior to the sale to reduce the loan receivable to fair value.

In 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases related to an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in 2011.

Other Items (in thousands)

	2011	2010	$ Change	% Change
Equity in net income of joint ventures(A)	$13,734	$5,600	$8,134	145.3%
Impairment of joint venture investments(B)	(2,921)	(227)	(2,694)	1186.8
Gain on change in control of interests and sale of interests(C)	25,170	—	25,170	(100.0)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(1,044)	(47,952)	46,908	(97.8)

(A)	The increase in equity in net income of joint ventures for the year ended December 31, 2011, compared to the prior year is primarily a result of the gain recognized on the sale of an asset by one unconsolidated joint venture of which the Company’s share was $12.6 million and higher income from the Company’s investment in Sonae Sierra Brasil discussed below, partially offset by the Company’s proportionate share of unconsolidated joint venture impairments, loss on sales and the elimination of equity income from unconsolidated joint venture assets sold in 2010.

At December 31, 2011 and 2010, the Company had an approximate 33% and 48% interest, respectively, in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. In February 2011, Sonae Sierra Brasil completed an initial public offering (“IPO”) of its common shares on the Brazilian Stock Exchange, raising total proceeds of approximately US$280 million. The Company’s effective ownership interest in Sonae Sierra Brasil decreased during the first quarter of 2011 due to the IPO. This entity uses the functional currency of Brazilian reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rate used for recording the equity in net income was 1.67 and 1.77 for the years ended December 31, 2011 and 2010, respectively. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, primarily is due to shopping center expansion activity coming on line as well as increases in parking revenue, increases in ancillary income and interest income.

(B)	The 2011 and 2010 other than temporary impairment charges of the joint venture investments are more fully described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s financial statements.

(C)	In the first quarter of 2011, the Company acquired its partners’ 50% interest in two shopping centers. The Company accounted for both of these transactions as step acquisitions. In December 2011, the Company sold its 10% interest in an unconsolidated joint venture that owned three shopping centers to its partner. In December 2011, the Company also sold its 50% interest in an unconsolidated joint venture that owned a development project in Oconomowoc, Wisconsin, to its partner. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

(D)	The Company incurred a fourth quarter 2010 income tax expense of $49.9 million recognized due to the establishment of a reserve against certain deferred tax assets within its TRS. See discussion in Comparison of 2010 to 2009 Results of Operations.

Discontinued Operations (in thousands)

	2011	2010	$ Change	% Change
Loss from discontinued operations(A)	$(28,773)	$(95,985)	$67,212	(70.0)%
Gain on deconsolidation of interests, net(B)	4,716	5,221	(505)	(9.7)
Gain on disposition of real estate, net of tax(A)	40,163	5,775	34,388	595.5

	$16,106	$(84,989)	$101,095	(119.0)%

(A)	The Company sold 34 properties in 2011 and had one property held for sale at December 31, 2011, aggregating 2.9 million square feet, and 31 properties sold in 2010, aggregating 2.9 million square feet. Also included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, aggregating 2.3 million square feet, which primarily represent the activity associated with DDR MDT MV joint venture. This joint venture owns the underlying real estate formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008 (the “Mervyns Joint Venture”). These assets were classified as discontinued operations for all periods presented, as the Company has no significant continuing involvement. In addition, included in the reported loss for the years ended December 31, 2011 and 2010, is $24.0 million and $87.1 million, respectively, of impairment charges related to assets classified as discontinued operations.

(B)	The Company recorded a gain in the years ended December 31, 2011 and 2010, associated with the deconsolidation of assets owned in consolidated joint ventures that were transferred to the control of a court-appointed receiver. The Company recorded a gain because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint ventures. The revenues and expenses associated with these joint ventures are classified within discontinued operations. (See also Mervyns Joint Venture discussion in Off-Balance sheet Arrangements.)

Gain on Disposition of Real Estate (in thousands)

	2011	2010	$ Change	% Change
Gain on disposition of real estate, net(A)	$7,079	$1,318	$5,761	437.1%

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Year Ended December 31,
	2011	2010
Land sales	$(0.4)	$1.0
Previously deferred gains and other gains and losses on dispositions	7.5	0.3

	$7.1	$1.3

These dispositions did not meet the criteria for discontinued operations. The previously deferred gains and other gains and losses on dispositions are a result of partial asset sales and assets that were contributed to joint ventures in prior years.

Non-controlling interests (in thousands)

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
Non-controlling interests(A)	$3,543	$38,363	$(34,820)	(90.8)%

(A)	The change is a result of impairment charges recorded in 2011 and 2010 by one of the Company’s 75% owned, consolidated investments, which owns land held for development in Russia. In addition, in 2010 non-controlling interests included the net loss attributable to a consolidated joint venture, which held assets previously occupied by Mervyns that were deconsolidated in 2010, and the operating results are reported as a component of discontinued operations.

Net Loss (in thousands)

	2011	2010	$ Change	% Change
Net loss attributable to DDR	$(15,854)	$(209,358)	$193,504	(92.4)%

The decrease in net loss attributable to DDR for the year ended December 31, 2011, as compared to 2010 is primarily the result of the gain on change in control and sale of interests related to the Company’s unconsolidated joint ventures; gain on the sale of assets; a reduction in impairment charges recorded on non-depreciable assets (land); lower income tax expense; and the effect of the valuation adjustments associated with the warrants partially offset by executive separation charges. A summary of changes in 2011 as compared to 2010 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$4.5
Increase in consolidated impairment charges	(17.0)
Decrease in general and administrative expenses(A)	0.4
Increase in depreciation expense	(12.8)
Increase in interest income	2.5
Increase in interest expense	(14.4)
Reduction of gain on retirement of debt, net	(0.6)
Change in equity derivative instruments	62.1
Change in other income (expense), net	19.2
Increase in equity in net income of joint ventures	8.1
Increase in impairment of joint venture investments	(2.7)
Increase in gain on change in control of interests and sale of interests	25.2
Decrease in income tax expense	46.9
Increase in income from discontinued operations	101.1
Increase in gain on disposition of real estate	5.8
Change in non-controlling interests	(34.8)

Decrease in net loss attributable to DDR	$193.5

(A)	Included in general and administrative expenses are executive separation charges of $12.4 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively.

COMPARISON OF 2010 TO 2009 RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2009, excluding acquisitions, properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	2010	2009	$ Change	% Change
Base and percentage rental revenues(A)	$511,892	$505,641	$6,251	1.2%
Recoveries from tenants(B)	165,946	164,724	1,222	0.7
Fee and other income(C)	85,219	85,621	(402)	(0.5)

Total revenues	$763,057	$755,986	$7,071	0.9%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$(0.7)
Acquisition of shopping centers	8.5
Development or redevelopment properties	(0.1)
Office properties	(0.1)
Straight-line rents	(1.3)

$6.3

The decrease in the Comparable Portfolio Properties is due to net leasing activity across numerous shopping center assets. The Company acquired three assets in the fourth quarter of 2009 contributing to the increase above. The decrease in straight-line rents primarily is due to write-offs associated with the early termination of tenant leases.

The following tables present the statistics for the Company’s operating shopping center portfolio (in which the Company has an economic interest) affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio(1) December 31,		Office Property Portfolio December 31,
	2010	2009	2010	2009
Centers owned	478	567	6	6
Aggregate occupancy rate	88.4%	86.8%	80.7%	71.4%
Average annualized base rent per occupied square foot	$13.30	$12.95	$11.05	$12.35

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers(1) December 31,
	2010	2009	2010	2009
Centers owned	286	310	189	223
Consolidated centers primarily owned through a joint venture previously occupied by Mervyns	n/a	n/a	3	34
Aggregate occupancy rate	88.6%	89.6%	88.1%	84.0%
Average annualized base rent per occupied square foot	$12.23	$11.96	$14.66	$14.09

(1)	Excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and is receiving no allocation of income or loss.

The Company’s aggregate occupancy rates in 2010 and 2009 are low relative to historical rates due to the impact of the major tenant bankruptcies that occurred in 2008. However, the Company was successful in 2010 in executing leases for numerous previously vacant anchor boxes, resulting in the overall year-over-year improvement in the occupancy rate for the combined portfolio.

(B)	The increase in recoveries is primarily a function of the acquisition of three assets in 2009. Recoveries were approximately 85% and 88% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2010 and 2009, respectively. The decrease in the recoveries percentage is primarily a function of real estate tax assessments discussed below that are not expected to be recoverable from tenants at varying amounts.

(C)	Composed of the following (in millions):

	2010	2009	(Decrease) Increase
Management, development, financing and other fee income	$54.6	$58.7	$(4.1)
Ancillary and other property income	21.0	20.7	0.3
Lease termination fees	7.5	4.0	3.5
Other miscellaneous	2.1	2.2	(0.1)

	$85.2	$85.6	$(0.4)

The reduction in management fees was primarily attributed to asset sales by several of the Company’s unconsolidated joint ventures. During 2010, the Company executed lease terminations on three vacant Walmart spaces.

Expenses from Operations (in thousands)

	2010	2009	$ Change	% Change
Operating and maintenance(A)	$130,406	$126,910	$3,496	2.8%
Real estate taxes(A)	101,944	95,616	6,328	6.6
Impairment charges(B)	84,855	12,745	72,110	565.8
General and administrative(C)	85,573	94,365	(8,792)	(9.3)
Depreciation and amortization(A)	209,847	204,222	5,625	2.8

	$612,625	$533,858	$78,767	14.8%

(A)	The changes for 2010 compared to 2009 are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation
Comparable Portfolio Properties	$(1.6)	$5.1	$(2.1)
Acquisitions of shopping centers	1.2	1.2	2.3
Development/redevelopment of shopping center properties	3.9	—	4.2
Personal property	—	—	1.2

	$3.5	$6.3	$5.6

The increase in real estate taxes primarily is due to an approximately $3.0 million real estate tax assessment received in 2010 that was retroactive to 2006 for one of the Company’s largest properties in California. The entire expense for the four-year supplemental tax bill is included in the 2010 results. In addition, the real estate taxes for the Puerto Rico assets increased $1.4 million due to a reassessment effective in the third quarter of 2009. The Company continues to aggressively appeal real estate tax valuations, as appropriate, particularly for those shopping centers affected by major tenant bankruptcies. The fluctuations in depreciation expense are attributable to development assets placed in service and redevelopment activities partially offset by higher real estate assets written off in 2009 related to major tenant bankruptcies and early lease terminations within the Comparable Portfolio Properties.

(B)	The Company recorded impairment charges during the years ended December 31, 2010 and 2009, related to its land and shopping center assets. These impairments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s financial statements.

(C)	General and administrative expenses were approximately 5.2% and 5.4% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the years ended December 31, 2010 and 2009, respectively.

During 2010, the Company incurred $5.3 million in employee separation charges. In 2009, the Company recorded an accelerated charge of approximately $15.4 million related to certain equity awards as a result of the Company’s change in control provisions included in the Company’s equity-based award plans (see 2009 Strategic Transaction Activity).

Other Income and Expenses (in thousands)

	2010	2009	$ Change	% Change
Interest income(A)	$7,302	$11,967	$(4,665)	(39.0)%
Interest expense(B)	(215,322)	(211,617)	(3,705)	1.8
Gain on retirement of debt, net(C)	485	145,050	(144,565)	(99.7)
Loss on equity derivative instruments(D)	(40,157)	(199,797)	159,640	(79.9)
Other income (expense), net(E)	(24,211)	(29,003)	4,792	(16.5)

	$(271,903)	$(283,400)	$11,497	(4.1)%

(A)	Decreased primarily due to interest earned from loan receivables, which aggregated $103.7 million and $125.6 million at December 31, 2010 and 2009, respectively. In the fourth quarter of 2009, the Company established a full reserve on an advance to an affiliate of $66.9 million and ceased the recognition of interest income. The Company recorded $7.0 million of interest income during the year ended December 31, 2009, related to this advance. In addition, partially offsetting this decrease is interest income of $1.7 million in 2010 related to $58.3 million in loan receivables issued in mid-September 2010, which does not reflect a full period of income in 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rates including amounts allocated to discontinued operations are as follows:

	Year Ended December 31,
	2010	2009
Weighted-average debt outstanding (in billions)	$4.6	$5.5
Weighted-average interest rate	5.1%	4.6%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at December 31, 2010 and 2009, was 5.1% and 4.5%, respectively.

The increase in 2010 interest expense primarily is due to an increase in the spread on the Company’s revolving credit facilities, the unsecured debt issued in 2010 at higher rates and a decrease in the amount of interest expense capitalized, partially offset by a reduction in outstanding debt. Interest costs capitalized in conjunction with development and expansion projects and unconsolidated development joint venture interests were $12.2 million for the year ended December 31, 2010, as compared to $21.8 million for the respective period in 2009. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction. Because the Company has suspended certain construction activities, the amount of capitalized interest has significantly decreased in 2010.

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

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the Otto Transaction (see 2009 Strategic Transaction Activity). The valuation and resulting charges primarily relate to the difference between the closing trading value of the Company’s common shares from the beginning of the period through the end of the respective period presented.

(E)	Other (expenses) income were composed of the following (in millions):

	Year Ended December 31,
	2010	2009
Litigation-related expenses	$(14.6)	$(6.4)
Lease liability obligation	(3.3)	—
Debt extinguishment costs, net	(3.7)	(13.9)
Note receivable reserve	0.1	(5.4)
Sale of MDT units	—	2.8
Abandoned projects and other expenses	(2.7)	(6.1)

	$(24.2)	$(29.0)

The year ended December 31, 2010, included a $5.1 million expense recorded in connection with a legal matter at a property in Long Beach, California. This reserve was partially offset by a tax benefit of approximately $2.4 million because the asset is owned through the Company’s TRS. Litigation-related expenses also include costs incurred by the Company to defend the litigation arising from joint venture assets that are owned through the Company’s investments with the Coventry II Fund (see Item 3. — Legal Proceedings). Total litigation-related expenditures, net of the tax benefit of $2.4 million, were $12.2 million for the year ended December 31, 2010.

The lease liability reserve related to a charge recorded on three operating leases as a result of an abandoned development project and two office closures.

The Sale of MDT Units in 2009 related to the liquidation of the Company’s interest in MDT (see 2009 Strategic Transaction Activity).

Other Items (in thousands)

	2010	2009	$ Change	% Change
Equity in net income (loss) of joint ventures(A)	$5,600	$(9,733)	$15,333	(157.5)%
Impairment of joint venture investments(B)	(227)	(184,584)	184,357	(100.0)
Gain on change in control of interests and sale of interests(C)	—	23,865	(23,865)	(100.0)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes(D)	(47,952)	868	(48,820)	(5,624.4)

(A)	The higher equity in net income of joint ventures for the year ended December 31, 2010, compared to the prior year is primarily a result of a decrease in impairments and losses triggered by joint venture asset sales that occurred prior to January 1, 2010, and operating losses from certain Coventry II Fund investments in 2009. Because the Company wrote off its basis in certain of the Coventry II Fund investments in 2009 and has no intention or obligation to fund any additional losses, no additional operating losses were recorded in 2010 for these investments (see Off-Balance sheet Arrangements).

At December 31, 2010, the Company had an approximate 48% interest in an unconsolidated joint venture, Sonae Sierra Brasil. The weighted-average exchange rate used for recording the equity in net income was 1.77 and 2.04 for the years ended December 31, 2010 and 2009, respectively.

(B)	The Company determined that various of its unconsolidated joint venture investments in 2009 had suffered an “other than temporary impairment” due to the then-deteriorating real estate fundamentals, the market dislocation in the U.S. capital markets, the general lack of liquidity and its related impact on the real estate market and retail industry, which accelerated in the fourth quarter of 2008 and continued through 2009. The other than temporary impairment charges in 2009 were primarily taken for the various investments in the Coventry II Fund joint ventures and at DDRTC Core Retail Fund. A summary of the other than temporary impairment charges by joint venture investment is described in Note 2, “Investment in and Advances to Joint Ventures,” of the Company’s financial statements.

(C)	The 2009 activity primarily related to the redemption of the Company’s interest in the MDT US LLC joint venture (See 2009 Strategic Transaction Activity). In October 2009, the EDT Retail Trust (formerly, Macquarie DDR Trust (“MDT”)) (ASX: EDT) (“EDT”) unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and an initial cash payment of $1.6 million. The redemption transaction was effectively considered a step acquisition/business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized related to the difference between the fair value of the net assets received as compared to the Company’s investment basis in the joint venture.

(D)	Management regularly assesses established tax-related reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. The Company incurred a fourth quarter 2010 income tax expense of $49.9 million recognized due to the establishment of a reserve against certain deferred tax assets within its TRS, which is described in more detail in Note 16 “Income Taxes” of the Company’s financial statements. Based upon the continued loss activity recognized by the TRS over the past three years, including significant charges in 2010 related to litigation activity as well as a fourth quarter impairment and lease liability charge of $22.3 million associated with an abandoned development project, it was determined that it was more likely than not that the deferred tax assets would not be utilizable, thus requiring a current reserve. The $49.9 million fourth quarter 2010 income tax expense consists of a gross valuation allowance tax expense of $58.3 million reduced by an $8.4 million tax benefit as a result of a $22.3 million abandoned project charge.

Discontinued Operations (in thousands)

	2010	2009	$ Change	% Change
Loss from discontinued operations(A)	$(95,985)	$(157,884)	$61,899	(39.2)%
Gain on deconsolidation of interests, net(B)	5,221	—	5,221	100.0
Gain (loss) on disposition of real estate, net of tax(A)	5,775	(24,027)	29,802	(124.0)

	$(84,989)	$(181,911)	$96,922	(53.3)%

(A)	The Company sold 34 properties in 2011 and had one property held for sale at December 31, 2011, aggregating 2.9 million square feet, 31 properties sold in 2010, aggregating 2.9 million square feet and 32 properties sold in 2009, aggregating 3.8 million square feet. Also included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, aggregating 2.3 million square feet, which primarily represent the activity associated with the Mervyns Joint Venture. These assets were classified as discontinued operations for all periods presented, as the Company has no significant continuing involvement. In addition, included in the reported loss for the years ended December 31, 2010 and 2009, is $87.1 million and $142.0 million, respectively, of impairment charges related to assets classified as discontinued operations.

(B)	The deconsolidation of the Mervyns Joint Venture resulted in a $5.6 million gain, as the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets. The revenues and expenses associated with this joint venture are classified within discontinued operations. (See Mervyns Joint Venture discussion in Off-Balance sheet Arrangements.)

Gain on Disposition of Real Estate (in thousands)

	2010	2009	$ Change	% Change
Gain on disposition of real estate, net(A)	$1,318	$9,127	$(7,809)	(85.6)%

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Year Ended December 31,
	2010	2009
Land sales	$1.0	$4.8
Previously deferred gains and other gains and losses on dispositions	0.3	4.3

	$1.3	$9.1

The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition. The previously deferred gains are a result of assets that were contributed to joint ventures in prior years.

Non-controlling interests (in thousands)

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Non-controlling interests(A)	$38,363	$47,047	$(8,684)	(18.5)%

(A)	The change in loss attributable to non-controlling interests includes the following (in millions):

Increase (Decrease)
Mervyns Joint Venture — non-controlling interest	$(21.5)
Other non-controlling interests	12.7
Decrease in distributions to operating partnership unit investments	0.1

$(8.7)

The Company’s proportionate share of impairment losses of $18.8 million in the Mervyns Joint Venture during the year ended December 31, 2010, was lower than the $35.1 million in 2009. This entity was deconsolidated in 2010, and the operating results are retrospectively reported as a component of discontinued operations. (See Mervyns Joint Venture discussion in Off-Balance sheet Arrangements.) Partially offsetting this decrease are losses associated with the impairment charges recorded in 2010 by one of the Company’s 75% owned consolidated investments, which owns land held for development in Russia.

Net Loss (in thousands)

	2010	2009	$ Change	% Change
Net loss attributable to DDR	$(209,358)	$(356,593)	$147,235	(41.3)%

The decrease in net loss attributable to DDR for the year ended December 31, 2010, as compared to 2009 is primarily the result of a decrease in impairment-related charges and lower expense associated with the equity derivative instruments partially offset by the establishment of a reserve against certain deferred tax assets in 2010 and lower gain on debt retirement. A summary of changes in 2010 as compared to 2009 is as follows (in millions):

Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$(2.7)
Increase in consolidated impairment charges	(72.1)
Decrease in general and administrative expenses	8.8
Increase in depreciation expense	(5.6)
Decrease in interest income	(4.7)
Increase in interest expense	(3.7)
Decrease in gain on retirement of debt, net	(144.6)
Decrease in loss on equity derivative instruments	159.6
Change in other income (expense), net	4.8
Increase in equity in net income of joint ventures	15.3
Decrease in impairment of joint venture investments	184.4
Reduction in gain on change in control of interests and sale of interests	(23.9)
Increase in income tax expense	(48.8)
Increase in income from discontinued operations(A)	96.9
Decrease in gain on disposition of real estate	(7.8)
Change in non-controlling interests	(8.7)

Decrease in net loss attributable to DDR	$147.2

(A)	Includes a $54.9 million decrease in impairment charges.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition, disposition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”) as affirmed by NAREIT on October 31, 2011. Other real estate companies may calculate FFO in a different manner.

During 2008, due to the volatility and volume of significant charges and gains recorded in the Company’s operating results that the Company believes were not reflective of the Company’s core operating performance, management began computing Operating FFO and discussing it with the users of the Company’s financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements.

The original NAREIT definition of FFO did not explicitly address the treatment of impairment charges of depreciable real estate. As a result, there were different industry views regarding whether such charges should be excluded from FFO. The Company’s historical calculation of FFO included impairment charges as well as losses on sale of depreciable real estate. On October 31, 2011, NAREIT clarified that the exclusion of impairment charges of depreciable real estate is consistent with the definition of FFO. Further, NAREIT indicated that it preferred companies restate previously reported NAREIT FFO in order to provide consistent and comparable presentation of FFO measures. As a result, in the fourth quarter of 2011, the Company modified its definition of FFO to comply with the NAREIT definition as it related to impairment charges and losses on sale of depreciable real estate and related investments. The Company has adjusted its computation of FFO to conform to NAREIT’s presentation for all periods presented. As a result of this adjustment, the Company’s presentation of Operating FFO will no longer reflect an adjustment for impairment charges and losses on sale of depreciable real estate and related investments.

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

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a measure of a real estate asset’s performance, (ii) to influence acquisition, disposition and capital investment strategies and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.

For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. They provide recognized measures of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO and Operating FFO in a different manner.

Management recognizes limitations of FFO and Operating FFO when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its consolidated financial statements.

Reconciliation Presentation

In 2011, FFO applicable to DDR common shareholders was $227.6 million, compared to $76.3 million in 2010 and $128.7 million in 2009. The increase in FFO for the year ended December 31, 2011 as compared to the prior year, was primarily the result of the gain on change in control and sale of interests related to the Company’s unconsolidated joint ventures, a reduction in impairment charges recorded on non-depreciable assets (land), lower income tax expense and the effect of the non-cash valuation adjustments associated with the warrants, partially offset by executive separation charges and the write-off of the original issuance costs from the redemption of the Company’s Class G cumulative redeemable preferred shares.

In 2011, Operating FFO applicable to DDR common shareholders was $267.1 million, compared to $264.3 million in 2010 and $298.2 million in 2009. The slight increase in Operating FFO for the year ended December 31, 2011, primarily was the result of increased revenue and interest income and reduced general and administrative costs, partially offset by higher interest expense.

The Company’s reconciliation of net loss applicable to DDR common shareholders, to FFO applicable to DDR common shareholders and Operating FFO applicable to DDR common shareholders is as follows (in millions):

	For the Year Ended
	(As Adjusted)
	2011	2010	2009
Net loss applicable to DDR common shareholders(A),(B)	$(53.8)	$(251.6)	$(398.9)
Depreciation and amortization of real estate investments	221.2	217.2	224.2
Equity in net (income) loss of joint ventures	(13.7)	(5.6)	9.3
Impairment of joint venture investments(C)	1.3	0.2	95.1
Joint ventures’ FFO(C),(D)	57.6	54.7	59.1
Non-controlling interests (OP Units)	0.1	—	0.2
Impairment of depreciable real estate assets, net of non-controlling interests(C)	62.7	68.2	119.1
Gain on disposition of depreciable real estate, net(C)	(47.8)	(6.8)	20.6

FFO applicable to DDR common shareholders	227.6	76.3	128.7
Total non-operating items(E)	39.5	188.0	169.5

Operating FFO applicable to DDR common shareholders	$267.1	$264.3	$298.2

(A)	Includes the deduction of preferred dividends of $31.6 million, $42.3 million and $42.3 million in 2011, 2010 and 2009, respectively. Also includes a charge of $6.4 million related to the write off of the Class G cumulative redeemable preferred shares’ original issuance costs in 2011.

(B)	Includes straight-line rental revenue of approximately $0.9 million, $2.5 million and $ 4.3 million in 2011, 2010 and 2009, respectively (including discontinued operations). In addition, includes straight-line ground rent expense of approximately $2.0 million, $2.0 million and $1.9 million in 2011, 2010 and 2009, respectively (including discontinued operations).

(C)	Amounts adjusted to exclude impairment charges and losses on sale of depreciable assets as follows (in millions):

	For the Year Ended
	2011	2010	2009
Impairment of joint venture investments	$1.3	$0.2	$95.1
Joint ventures’ FFO	15.4	7.2	15.4
Impairment of depreciable real estate assets, net	62.7	68.2	119.1
Loss on disposition of depreciable real estate assets	23.8	12.0	43.7

	$103.2	$87.6	$273.3

(D)	At December 31, 2011, 2010 and 2009, the Company had an economic investment in unconsolidated joint venture interests related to 177, 189 and 223 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	For the Year Ended
	(As Adjusted)
	2011	2010	2009
Net loss attributable to unconsolidated joint ventures(1)	$(251.2)	$(64.4)	$(495.0)
Impairment of depreciable real estate assets	272.5	21.0	204.8
(Gain) loss on disposition of depreciable real estate, net	(18.7)	26.7	19.5
Depreciation and amortization of real estate investments	182.7	198.3	244.2

FFO	$185.3	$181.6	$(26.5)

FFO at DDR’s ownership interests(2)	$57.6	$54.7	$59.1

(1)	Revenues for the three years ended December 31, 2011, include the following (in millions):

	2011	2010	2009
Straight-line rents	$4.6	$3.9	$2.7
DDR’s proportionate share	$0.9	$0.6	$0.2

(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(E)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the years ended December 31, 2011, 2010 and 2009 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	For the Year Ended (As Adjusted)
	2011	2010	2009
Impairment charges — non-depreciable consolidated assets	$63.2	$84.8	$0.4
Executive separation and related compensation and benefit charges(A)	12.4	5.6	15.4
Loss (gain) on debt retirement, net(B)	0.1	(0.5)	(145.1)
(Gain) loss on equity derivative instruments(B)	(21.9)	40.2	199.8
Other expense (income), net(C)	5.0	22.0	30.0
Equity in net (income) loss of joint ventures — gain on sale of land, gain on debt extinguishment, currency adjustments and derivative losses	(1.2)	(0.6)	3.7
Impairment of joint venture investments on non-depreciable assets	1.6	—	89.4
(Gain) loss on change in control and sale of interests, net(B)	(25.2)	0.4	(23.9)
Tax expense — deferred tax assets reserve(D)	—	49.9	—
Discontinued operations — loss on debt extinguishment	6.8	—	(0.7)
Discontinued operations — FFO associated with Mervyns Joint Venture, net of non-controlling interest	—	4.4	—
Discontinued operations — gain on deconsolidation of interests, net	(4.7)	(5.6)	—
Loss (gain) on disposition of real estate (land), net	0.9	(0.2)	0.5
Non-controlling interest — portion of impairment charges allocated to outside partners	(3.9)	(12.4)	—
Write-off of preferred share original issuance costs(B)	6.4	—	—

Total non — operating items	$39.5	$188.0	$169.5
FFO applicable to DDR common shareholders	227.6	76.3	128.7

Operating FFO applicable to DDR common shareholders	$267.1	$264.3	$298.2

(A)	Amounts included in general and administrative expenses.

(B)	Amount agrees to the face of the consolidated statements of operations.

(C)	Amounts included in other expense (income) in the consolidated statements of operations and detailed as follows (in millions):

	2011	2010	2009
Litigation-related expenses, net of tax	$2.3	$12.2	$6.7
Note receivable reserve	5.0	—	5.4
Debt extinguishment costs	0.7	3.7	14.4
(Settlement of) lease liability obligation	(2.6)	3.3	—
Sales of MDT units	—	—	(2.8)
Abandoned projects and other (income) expenses	(0.4)	2.8	6.3

	$5.0	$22.0	$30.0

(D)	The $49.9 million net income tax expense consists of a gross valuation allowance tax expense of $58.3 million reduced by an $8.4 million tax benefit attributed to a $22.3 million abandoned project charge.

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

The Company’s and its unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes that it has several viable sources to obtain capital and fund its business, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced its availability from $950 million to $750 million. The maturity date was extended to February 2016. The Unsecured Credit Facility includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) that was amended in June 2011 to match the terms of the Unsecured Credit Facility. The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 165 basis points, subject to adjustment based on the Company’s corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”), which reflects a reduction in the interest rates from LIBOR plus 275 basis points.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of December 31, 2011, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company’s believes that it will continue to be able to operate in compliance with these covenants in 2012 and beyond.

Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have led the Company to adopt a strict focus on lowering leverage and increasing financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2011 (in millions):

Cash and cash equivalents	$41.2

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(142.4)
Letters of credit	(9.1)

Borrowing capacity available	$663.5

Additionally, as of February 10, 2012, the Company had available for future issuance $200 million of its common shares under its continuous equity program.

The Company intends to maintain a longer-term financing strategy and continue to reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs. Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner, including incorporating a healthy level of conservatism regarding possible future market conditions.

In January 2012, the Company entered into a $250 million unsecured term loan (“Unsecured Term Loan”) and a $103.0 million mortgage loan (“Mortgage Loan”). These financings address the majority of the Company’s 2012 consolidated debt maturities and improve debt durations, which further reduces the Company’s risk profile. It is the Company’s expectation that the proceeds from the Unsecured Term Loan will be used to retire the convertible unsecured notes due March 2012. The Unsecured Term Loan consists of a $200 million tranche that bears interest at variable rates based on LIBOR plus 210 basis points with a maturity date of January 2019, and a $50 million tranche that bears interest at variable rates based on LIBOR plus 170 basis points with a maturity date of January 2017. Additionally, the Company entered into interest rate swaps on the $200 million tranche to fix the interest rate at 3.64%. Interest rates on both tranches are subject to adjustments based on the Company’s current unsecured credit rating. The Mortgage Loan bears interest at 3.4% with a maturity date in 2019 and is secured by three prime shopping centers.

In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. Net proceeds from the offering were used to repay short-term, higher cost mortgage debt and to reduce balances on its Revolving Credit Facilities and secured term loan.

In March 2011, the Otto Family exercised their warrants for 10 million common shares for cash proceeds of $60.0 million. In April 2011, the Company issued 9.5 million of its common shares for gross proceeds of $130.2 million, or $13.71 per share. The net proceeds from the issuance of these common shares were used to redeem $180.0 million of the Company’s 8.0% Class G cumulative redeemable preferred shares in April 2011. The excess proceeds were used for general corporate purposes.

In June 2011, the Company amended its secured term loan arranged by KeyBank Capital Markets and JP Morgan Securities, LLC, reducing the amount outstanding from $550 million to $500 million. The new secured term loan matures in September 2014 and has a one-year extension option.

The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2012. The consolidated maturities for 2012 include convertible unsecured notes due March 2012 and unsecured notes due October 2012 with outstanding aggregate principal amounts of $179.5 million and $223.5 million, respectively. The 2012 mortgage maturities aggregate approximately $113.8 million, of which $10.5 million was repaid in February 2012 from borrowings under the Company’s Revolving Credit Facilities, $23.5 million was refinanced in January 2012, extending maturity to 2015, and $33.6 million has a one-year extension option.

At February 10, 2012, there were no other unsecured maturities until May 2015. Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.

The Company continues to look beyond 2012 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration, with the goal of lowering the Company’s risk profile and long-term cost of capital.

Unconsolidated Joint Ventures

At December 31, 2011, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due was $39.8 million, all of which was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). At December 31, 2011, the Company’s unconsolidated joint venture mortgage debt maturing in 2012 was $1.4 billion (of which the Company’s proportionate share is $293.3 million). Of this amount, $205.6 million (of which the Company’s proportionate share is $40.1 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). As of February 10, 2012, one of the mortgages maturing in 2012 attributable to the Coventry II Fund assets, with borrowings outstanding of $20.3 million (of which the Company’s proportionate share is $4.1 million) was refinanced.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash flow provided by operating activities	$273,195	$278,124	$228,935
Cash flow provided by investing activities	200,696	31,762	150,884
Cash flow used for financing activities	(451,854)	(317,065)	(381,348)

Operating Activities:    There were no significant changes from operating activities for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Investing Activities:    The change in cash flow from investing activities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily was due to increases in proceeds from note repayments and disposition of real estate; which was partially offset by an increase in real estate/capital expenditure spending.

Financing Activities:    The change in cash flow used for financing activities for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily was due to a decrease in proceeds received from the issuance of common shares and senior notes, the redemption of preferred shares; which was partially offset by a decrease in the level of debt repayments.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $92.8 million in 2011, as compared to $62.5 million of cash dividends paid in 2010 and $106.8 million of dividends paid in a combination of cash and the Company’s common shares in 2009. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2011.

The Company declared cash dividends of $0.22 per common share in 2011, $0.04 per common share in the first and second quarters, $0.06 per common share in the third quarter and $0.08 per common share in the fourth quarter. In January 2012, the Company declared its first quarter 2012 dividend of $0.12 per common share payable on April 3, 2012, to shareholders of record at the close of business on March 16, 2012. The Board of Directors of the Company will continue to monitor the 2012 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2012 Strategic Transaction Activity

In January 2012, affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) formed a joint venture that is expected to acquire a portfolio of 46 shopping centers owned by EPN Group and managed by the Company, valued at approximately $1.4 billion, including assumed debt of $640 million and at least $305 million of anticipated new financings. The assumed debt has a weighted-average interest rate of 4.4% and maturity dates ranging from 2013 to 2017. An affiliate of Blackstone will own 95% of the common equity of the joint venture, and the remaining 5% interest will be owned by an affiliate of DDR. DDR is also expected to invest $150 million in preferred equity in the venture with a fixed dividend rate of 10%, and will continue to provide leasing and property management services for the portfolio. In addition, DDR will have the right of first offer to acquire 10 of the assets under specified conditions.

2011 Strategic Transaction Activity

Strategic Purchase and Sale Transactions

The Company and Glimcher Realty Trust (NYSE: GRT) (“Glimcher”) entered into an agreement to swap two assets better aligned with the other’s operating platforms and strategies. The Company sold its open-air mall, Town Center Plaza, in Kansas City, Kansas, to Glimcher for approximately $139 million and incurred $7.7 million in costs with the existing loan encumbering this asset that was defeased immediately prior to closing. Glimcher sold its power center, Polaris Towne Center, in Columbus, Ohio, to the Company for $79.6 million, including the assumption of approximately $45.2 million in debt currently encumbering the property, which matures in 2020. The Company recognized a gain of approximately $62.4 million in connection with the sale of Town Center Plaza.

Acquisitions

In 2011, the Company acquired four shopping centers (Polaris Towne Center in Columbus, Ohio as discussed above, Chapel Hills East in Colorado Springs, Colorado and Cotswold Village Shopping Center and Terraces at South Park, both in Charlotte, North Carolina) aggregating 1.2 million square feet of Company-owned gross leasable area for an aggregate purchase price of approximately $189.6 million. The Company assumed approximately $112.3 million of mortgage debt at a fair market value of approximately $122.9 million in connection with these acquisitions.

In January and March 2011, in two separate transactions, the Company acquired its partners’ 50% ownership interests in two shopping centers for an aggregate purchase price of $39.9 million. The Company acquired these assets pursuant to the terms of the respective underlying joint venture agreements. After closing, the Company repaid one mortgage note payable with a principal amount of $29.2 million in total and refinanced the other mortgage with a new $21.0 million, 11-year mortgage note payable. As a result of the transactions, the Company owns 100% of the two shopping centers with an aggregate gross value of approximately $80.0 million. Due to the change in control that occurred, the Company recorded an aggregate gain of approximately $22.7 million associated with the acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.

Dispositions

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into prime assets with long-term growth potential. The Company has been marketing non-prime assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through February 10, 2012, to sell real estate assets that are subject to contingencies. An aggregate loss of approximately one million dollars could be recorded if all such sales were consummated on the terms as negotiated through February 10, 2012. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at December 31, 2011, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceed the assets’ current carrying value. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

In 2011, the Company sold 33 shopping center properties and one office property in various states, aggregating 2.9 million square feet, for an aggregate sales price of $271.6 million. In addition, the Company sold $58.0 million of consolidated non-income producing assets or interests in assets. The Company recorded a net loss of $47.2 million, which excludes the impact of $92.1 million in related impairment charges that were recorded in prior periods.

In 2011, the Company’s unconsolidated joint ventures had the following sales transactions, excluding those properties acquired by the Company as described above:

Joint Venture	Company’s Effective Ownership Percentage	Company- Owned Square Feet (Thousands)	Sales Price (Millions)	Company’s Proportionate Share of Gain (Loss) (Millions)(A)
DDRA Community Centers Five (one asset)	50.0%	278	$50.3	$12.6
Retail Value Investment Program VIII (one asset)	25.75%	283	29.0	(1.8)
DDR Domestic Retail Fund I (three assets)	20.0%	228	28.6	(0.2)
DDRTC Core Retail Fund (two assets)	15.0%	543	23.4	(0.5)

		1,332	$131.3	$10.1

(A)	The Company’s proportionate share of gain was adjusted by basis differentials from the Company’s investment in the assets created by previously recorded deferred gains and impairment charges.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expended an aggregate of approximately $50.8 million on a net basis, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties during 2011.

The Company will continue to closely monitor its expected spending in 2012 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2012, excluding projects at Sonae Sierra Brasil. The projects in Brazil are expected to be funded with proceeds from the recently completed IPO or entity-level financing. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company generally adheres to strict investment criteria thresholds. The revised underwriting criteria generally followed for almost the past three years includes a higher cash-on-cost project return threshold and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company has two consolidated projects that are being developed in phases at a projected aggregate net cost of approximately $204.0 million. At December 31, 2011, approximately $189.7 million of costs had been incurred in relation to these projects. The Company is also redeveloping nine shopping centers (one owned by a consolidated joint venture) at a projected aggregate net cost of approximately $110.7 million. At December 31, 2011, approximately $72.3 million of costs had been incurred in relation to these redevelopment projects.

At December 31, 2011, the Company had approximately $451.3 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company believes it evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

2010 Strategic Transaction Activity

Dispositions

In 2010, the Company sold 31 shopping center properties in various states, aggregating 2.9 million square feet, at a sales price of $150.7 million. The Company recorded a net gain of $5.8 million, which excludes the impact of $77.3 million in related impairment charges.

In 2010, the Company’s unconsolidated joint ventures had the following sales transactions:

Joint Venture	Company’s Effective Ownership Percentage	Company- Owned Square Feet (Thousands)	Sales Price (Millions)	Company’s Proportionate Share of Gain (Loss) (Millions)(A)
Retail Value Investment Program VII (two assets)	21.0%	717	$108.2	$7.0
DDR–SAU Retail Fund (one asset)	20.0%	7	1.3	—
Service Holdings (four assets)	20.0%	218	3.5	—
DDRTC Core Retail Fund (22 assets)	15.0%	3,854	455.9	(2.1)
DPG Realty Holdings (seven assets)	10.0%	760	46.9	—

		5,556	$615.8	$4.9

(A)	The Company’s proportionate share of loss was reduced by the impairment charges previously recorded against its investment in the joint venture.

Developments, Redevelopments and Expansions

During 2010, the Company expended an aggregate of approximately $102.7 million, net, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties.

2009 Strategic Transaction Activity

Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the with Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) to issue and sell 30.0 million common shares to the Investor and certain members of the Otto Family for aggregate gross proceeds of approximately $112.5 million. In addition, the Company issued warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. Under the terms of the Stock Purchase Agreement, the Company issued additional common shares to the Otto Family in an amount equal to dividends payable in shares declared by the Company after February 23, 2009, and prior to the applicable closing.

On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family pursuant to the Otto Transaction. The transaction occurred in two closings. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,071,428 common shares as a result of the first quarter 2009 dividend to the Otto Family, associated with the initial 15.0 million common shares, and 1,787,304 common shares as a result of the first- and second-quarter 2009 dividends to the Otto Family, associated with the second 15.0 million common shares. As a result, the Company issued 32.8 million common shares and warrants to purchase 10.0 million common shares to the Otto Family in 2009. In 2011, the warrants were exercised for $60.0 million in cash.

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

The equity forward commitments and warrants were considered derivatives. However, the equity forward commitments and warrants did not qualify for equity treatment due to the existence of downward price protection provisions. As a result, both instruments were required to be recorded at fair value as of the shareholder approval date of April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until exercise or expiration.

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

During December 2008, the Company and MDT modified certain terms of their investment that provided for the redemption of the Company’s interest with properties in the DDR Macquarie Fund in lieu of cash or MDT shares. In October 2009, the MDT unitholders approved the redemption of the Company’s interest in the MDT US LLC joint venture. A 100% interest in three shopping center assets was transferred to the Company in October 2009 in exchange for its approximate 14.5% ownership interest and assumption of $65.3 million of non-recourse debt, and a cash payment of $1.6 million was made to the DDR Macquarie Fund. The redemption transaction was effectively considered a business combination. As a result, the real estate assets received were recorded at fair value, and a $23.5 million gain was recognized related to the difference between the fair value of the net assets received as compared to the Company’s then-investment basis in the joint venture.

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

Macquarie DDR Trust Liquidation

In 2009, the Company liquidated its investment in MDT units for aggregate proceeds of $6.4 million. The Company recorded a gain on sale of these units of approximately $2.8 million during the year ended December 31, 2009, which is included in other income on the consolidated statement of operations. During 2008, the Company recognized an other than temporary impairment charge of approximately $31.7 million on this investment.

Dispositions

In 2009, the Company sold 32 shopping center properties in various states, aggregating 3.8 million square feet, at a sales price of $332.7 million. The Company recorded a net gain of $24.5 million, which excludes the impact of $74.1 million in related impairment charges.

In 2009, the Company’s unconsolidated joint ventures had the following sales transactions, excluding those purchased by other unconsolidated joint venture interests:

Joint Venture	Company’s Effective Ownership Percentage	Company- Owned Square Feet (Millions)	Sales Price (Millions)	Company’s Proportionate Share of Loss (Millions)(A)
Coventry II DDR Ward Parkway	20.0%	0.4	$—	$5.8
Service Holdings (two assets)	20.0%	0.1	12.7	0.5
DDR Macquarie Fund (eight assets)	14.5%	1.8	118.3	0.7
DPG Realty Holding (two assets)	10.0%	0.2	10.1	0.3

		2.5	$141.1	$7.3

(A)	The Company’s proportionate share of loss was reduced by the impairment charges previously recorded against the Company’s investment in the joint venture.

Acquisitions, Developments, Redevelopments and Expansions

During the year ended December 31, 2009, the Company and its unconsolidated joint ventures expended an aggregate of approximately $635.9 million, net ($331.8 million by the Company, which included the acquisition of assets that were generally in exchange for a partnership interest and did not involve the use of cash, and $304.1 million by its unconsolidated joint ventures), before deducting sales proceeds, to acquire, develop, expand, improve and re-tenant various properties.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at December 31, 2011, were as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned	Company-Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund	15.0%	41 shopping centers in several states	11.6	$1,182.6
DDR Domestic Retail Fund I	20.0%	60 shopping centers in several states	8.2	932.1
Sonae Sierra Brazil BV Sarl	33.3%	10 shopping centers, a management company and three development projects in Brazil	3.8	185.9
DDR — SAU Retail Fund	20.0%	27 shopping centers in several states	2.4	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Funding for Unconsolidated Joint Ventures

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $2.0 million at December 31, 2011. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at December 31, 2011, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points or 12% and a default rate of 16%, and has an initial maturity of July 2011 (the “Bloomfield Loan”). The Company reserved this advance and accrued interest in full in 2009 (see Coventry II Fund discussion below). In addition, the Company guaranteed annual base rental income at certain centers held through Service Holdings, aggregating $2.2 million at December 31, 2011. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guaranty.

Coventry II Fund

At December 31, 2011, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture and was generally responsible for day-to-day management of the properties through December 31, 2011. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements. For the year ended December 31, 2011, the Company received approximately $2.3 million of gross fees related to the management, development and leasing of these assets. The Company also could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Item 3. Legal Proceedings).

As of December 31, 2011, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.8 million. In addition to its existing equity and notes receivable, including the Bloomfield Loan, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion of the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was approximately $34.2 million at December 31, 2011.

Although the Company will not acquire additional investments through the Coventry II Fund joint ventures, additional funds may be required to address ongoing operational needs and costs associated with the joint ventures undergoing development or redevelopment. The Coventry II Fund is exploring a variety of strategies to obtain such funds, including potential dispositions and financings. The Company continues to maintain the position that it does not intend to fund any of its joint venture partners’ capital contributions or their share of debt maturities. This position led to the Ward Parkway Center in Kansas City, Missouri, being transferred to the lender in 2009. In addition, in 2009 the Company acquired its partner’s 80% interest in the Merriam Village project in Merriam, Kansas, through the assumption and guaranty of $17.0 million face value of debt, of which the Company had previously guaranteed 20%. DDR did not expend any funds for this interest. In connection with DDR’s assumption of an additional guaranty, the lender agreed to modify and extend this secured mortgage.

A summary of the Coventry II Fund investments is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at December 31, 2011
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A),(B),(C),(D)
Coventry II DDR Buena Park LLC	Buena Park, California	61.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	14.9	(B),(E)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.6	(D),(E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	138.2	(B),(E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.3	(B),(D),(E)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	150.6	(B),(C),(D)
Coventry II DDR Westover LLC	San Antonio, Texas	20.3	(B)
Service Holdings LLC	38 retail sites in several states	99.3	(B),(D),(E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. The above-referenced $66.9 million Bloomfield Loan from the Company related to the Bloomfield Hills, Michigan, project is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.

(B)	As of February 10, 2012, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of February 10, 2012, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

(E)	As of February 10, 2012, the Company provided partial loan payment guaranties that were not greater than the proportion of its investment interest.

Deconsolidation of Mervyns Joint Venture

The Mervyns Joint Venture owns underlying real estate assets formerly occupied by Mervyns, which declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The Company owns a 50% interest in the Mervyns Joint Venture, which was previously consolidated by the Company. During the second quarter of 2010, the Company changed its holding period assumptions for this primarily vacant portfolio, as it was no longer committed to providing any additional capital. This triggered the recording of aggregated consolidated impairment charges of approximately $37.6 million on the remaining Mervyns Joint Venture assets, of which the Company’s proportionate share was $16.5 million after adjusting for the allocation of loss to the non-controlling interest. In June 2010, the Mervyns Joint Venture received a notice of default from the servicer for the non-recourse loan secured by all of the remaining former Mervyns stores due to the non-payment of required monthly debt service. In August 2010, a court appointed a third-party receiver to manage and liquidate the remaining former Mervyns sites. Due to the receiver appointment, the Company no longer has the contractual ability to direct the activities that most significantly affect the economic performance of the Mervyns Joint Venture, nor does it have the obligation to absorb losses or receive a benefit from the Mervyns Joint Venture that could potentially be significant to the entity. As a result, in September 2010 the Company deconsolidated the assets and obligations of the Mervyns Joint Venture. Upon deconsolidation, the Company recorded a gain of approximately $5.6 million because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint venture. The amount outstanding under the mortgage note payable was $155.7 million upon deconsolidation. The revenues and expenses associated with the Mervyns Joint Venture for all of the periods presented, including the $5.6 million gain, are classified within discontinued operations in the consolidated statements of operations.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $3.7 billion and $3.9 billion at December 31, 2011 and 2010, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $41.4 million at December 31, 2011, including guaranties associated with the Coventry II Fund joint ventures.

On February 2, 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an IPO of its common shares on the Brazilian Stock Exchange. The total proceeds raised of approximately US$280 million from the IPO are expected to be used primarily to fund future developments and expansions, as well as repay a loan from its parent company, in which DDR owns a 50% interest. The Company’s proportionate share of the loan repayment proceeds was approximately US$22.4 million. As a result of the IPO, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.

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

For the year ended December 31, 2011, $0.6 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

In January 2012, the Company entered into a $250 million Unsecured Term Loan and a $103.0 million Mortgage Loan. These financings address the majority of the Company’s 2012 consolidated debt maturities and improve debt durations, which further reduces the Company’s risk profile. It is the Company’s expectation that the proceeds from the Unsecured Term Loan will be used to retire the convertible unsecured notes due March 2012. The Unsecured Term Loan consists of a $200 million tranche that bears interest at variable rates based on LIBOR plus 210 basis points with a maturity date of January 2019, and a $50 million tranche that bears interest at variable rates based on LIBOR plus 170 basis points with a maturity date of January 2017. Additionally, the Company entered into interest rate swaps on the $200 million tranche to fix the interest rate at 3.64%. Interest rates on both tranches are subject to adjustments based on the Company’s current unsecured credit rating. The Mortgage Loan bears interest at 3.4% with a maturity date in 2019 and is secured by three prime shopping centers.

In January 2012, the Company entered into forward sale agreements to issue 19.0 million of its common shares at a price of $12.95 per share. The Company expects the settlement of the forward sale agreements to be on or about June 29, 2012. The Company expects to use the net proceeds to fund its investment in the joint venture with an affiliate of Blackstone (see 2012 Strategic Transaction Activity).

As of February 24, 2012, the Company purchased $8.6 million aggregate principal amount of its outstanding 9.625% senior unsecured notes due 2016 at a premium, resulting in a loss of approximately $1.7 million.

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.1 billion at December 31, 2011, as compared to $4.3 billion and $5.2 billion at December 31, 2010 and 2009, respectively.

In June 2011, the Company amended its Revolving Credit Facilities. The maturity date was extended from February 2014 to February 2016, and the interest rate was reduced from LIBOR plus 275 basis points to LIBOR plus 165 basis points.

In June 2011, the Company also amended its secured term loan arranged by KeyBank Capital Markets and JP Morgan Securities, LLC, reducing the amount outstanding from $550 million to $500 million. The new facility matures in September 2014 and has a one-year extension option. In addition, the interest rate changed from LIBOR plus 87.5 basis points to LIBOR plus 170 basis points, which represents current competitive pricing.

Debt and equity financings aggregated $3.5 billion during the three years ended December 31, 2011, and are summarized as follows (in millions):

	2011	2010	2009
Equity:
Common shares(A)	$190.2	$454.4	$317.0
Debt:
Unsecured notes(B)	300.0	600.0	300.0
Convertible unsecured notes(C)	—	350.0	—
Construction	15.2	3.4	24.2
Mortgage financing(D)	201.0	—	561.9
Mortgage debt assumed	162.4	—	65.4

Total debt	678.6	953.4	951.5

	$868.8	$1,407.8	$1,268.5

(A)	The Company issued 19.5 million shares, 53.0 million shares and 56.3 million shares in 2011, 2010 and 2009, respectively. Includes the exercise of warrants for 10.0 million shares in 2011.

(B)	In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018. In August 2010, the Company issued $300 million aggregate principal amount of 7.875% senior unsecured notes due September 2020. In March 2010, the Company issued $300 million aggregate principal amount of 7.5% senior unsecured notes due April 2017. In September 2009, the Company issued $300 million aggregate principal amount of 9.625% senior unsecured notes due March 2016.

(C)	In November 2010, the Company issued 1.75% convertible senior notes due November 2040. Amount represents the face value and excludes the $53.6 million reduction as required by accounting standards due to the initial value of the equity conversion feature. As of December 14, 2011, the notes had a conversion rate of 61.7816 common shares per $1,000 principal amount of the notes, representing a conversion price of $16.19 per common share. The conversion rate is subject to adjustment under certain circumstances.

(D)	In November 2009, the Company closed the securitization of a $400 million, five-year loan that was originated in October 2009. The blended interest rate on the loan is 4.225% and was initially secured by a pool of 28 assets (currently 27 assets). The triple-A rated portion of the certification in the securitization constituted “eligible collateral” under the Term Asset-Backed Securities Loan Facility (“TALF”), provided by the Federal Reserve Bank of New York.

CAPITALIZATION

At December 31, 2011, the Company’s capitalization consisted of $4.1 billion of debt, $375 million of preferred shares and $3.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $12.17, the closing price of the Company’s common shares on the NYSE at December 31, 2011), resulting in a debt to total market capitalization ratio of 0.52 to 1.0, as compared to the ratios of 0.51 to 1.0 and 0.68 to 1.0 at December 31, 2010 and 2009, respectively. The closing prices of the common shares on the New York Stock Exchange were $14.09 and $9.26 at December 31, 2010 and 2009, respectively. At December 31, 2011, the Company’s total debt consisted of $3.6 billion of fixed-rate debt (including $284.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.5 billion of variable rate debt. At December 31, 2010, the Company’s total debt consisted of $3.4 billion of fixed-rate debt (including $150 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.9 billion of variable-rate debt.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s and re-establishing an investment grade rating with S&P and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 26 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Debt	$4,091.2	$545.9	(A)	$1,208.9	$1,006.1	$1,330.3
Operating leases	139.5	3.6		6.9	7.4	121.6

Total	$4,230.7	$549.5		$1,215.8	$1,013.5	$1,451.9

(A)	Includes $23.5 million of mortgage debt that was refinanced in January 2012 to 2015 and $33.6 million of mortgage debt that has a one-year extension option.

The Company has loans receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets.

The Company had six and eight notes receivable outstanding, with total commitments of up to $100.3 million and $117.0 million, at December 31, 2011 and 2010, respectively, of which approximately $6.0 million and $4.0 million, respectively, was unfunded.

At December 31, 2011, the Company had letters of credit outstanding of approximately $26.5 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments aggregating approximately $24.6 million with general contractors for its wholly-owned and consolidated joint venture properties at December 31, 2011. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

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

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At December 31, 2011, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.7 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, reimbursement of various expenses and health and welfare benefits. They may also provide for certain perquisites (which may include insurance coverage, country or social club expenses or reimbursement for certain business expenses). The contracts for the Company’s President and Chief Executive Officer and other executive officers extend through December 31, 2012 and are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

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

ECONOMIC CONDITIONS

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective about new store openings. Some retailers closed existing locations, and, as a result, the Company experienced a loss in occupancy compared to its historic levels. The reduction in occupancy in 2009 continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2011. However, the Company believes commencing in 2010 there has been an improvement in the level of optimism within its tenant base. Many retailers executed contracts in 2010 and 2011 to open new stores and have strong store opening plans for 2012 and 2013. The lack of supply of new shopping centers is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. Offsetting some of the impact resulting from the reduced historical occupancy is the Company’s low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 3.0% of total 2011 consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.3%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Overall, the Company believes its portfolio remains stable. However, there can be no assurance that these conditions or events will not adversely affect the Company (see Item 1A. Risk Factors).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to several major tenant bankruptcies, the shopping center portfolio occupancy was at 89.1% at December 31, 2011. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $13.81 at December 31, 2011, as compared to $13.30 at December 31, 2010. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during 2011 for the U.S. portfolio was only $2.62 per rentable square foot. The Company is very conscious of, and sensitive to, the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This presentation was adopted by the Company at December 31, 2011. In December 2011, the FASB deferred only those changes in the guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. These provisions are effective in fiscal years beginning after December 15, 2011. When adopted, the guidance is not expected to materially impact the Company’s consolidated financial statements.

New Accounting Standards to be Implemented

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company does not expect the adoption of this guidance will have a material impact, if any, on its financial statements.

Derecognition of in Substance Real Estate

In November 2011, the FASB ratified the EITF consensus, ASU 2011-10, Derecognition of in Substance Real Estate — a Scope Clarification. This guidance clarifies that ASC 360-20, Property Plant and Equipment — Real Estate Sales (“ASC 360-20”) is the authoritative guidance when an investor loses control of real estate to a lender as a result of defaulting on a loan. Therefore, the investor is precluded from derecognizing the real estate until legal ownership has been transferred to the lender. The accounting for this fact pattern was addressed by the EITF due to diversity in practice. Under the Company’s historical accounting policies, it believed that it no longer had the contractual ability to direct the activities that most significantly affected the economic performance of entities in receivership. Therefore, the Company’s historical accounting policy for evaluating receivership transactions is based upon ASC 810. This EITF will be effective prospectively for fiscal years beginning on or after June 15, 2012 (i.e., fiscal year 2013 for the Company). The Company will apply this consensus on a prospective basis on the effective date.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A – Risk Factors included elsewhere in this report.

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

•

The Company’s decision to dispose of real estate assets, including land held for development and construction in progress, would change the holding period assumption in the undiscounted cash flow impairment analyses, which could result in material impairment losses and adversely affect the Company’s financial results;

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

•	International development and ownership activities carry risks in addition to those the Company faces with the Company’s domestic properties and operations. These risks include the following:

¡	Adverse effects of changes in exchange rates for foreign currencies;

¡	Changes in foreign political or economic environments;

¡	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

¡	Different lending practices;

¡	Cultural and consumer differences;

¡	Changes in applicable laws and regulations in the United States that affect foreign operations;

¡	Difficulties in managing international operations; and

¡	Obstacles to the repatriation of earnings and cash.

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

•	The joint venture between an affiliate of the Company and an affiliate of Blackstone may be unable to successfully complete the planned acquisition of a portfolio of 46 shopping centers from EPN.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2011				December 31, 2010
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,571.2	4.3	6.1%	87.0%	$3,428.1	4.3	6.3%	79.7%
Variable-Rate Debt(A)	$533.4	3.6	2.1%	13.0%	$873.9	1.7	2.3%	20.3%

(A)	Adjusted to reflect the $284.1 million and $150 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 2.9% and 3.4% at December 31, 2011 and 2010, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	December 31, 2011				December 31, 2010
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,086.1	$646.2	3.6	5.7%	$3,279.1	$705.3	4.1	5.6%
Variable-Rate Debt	$656.1	$126.7	3.8	5.7%	$661.5	$128.5	1.8	4.0%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2011 and 2010, the interest rate on the Company’s $284.1 million and $150 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

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

The carrying value of the Company’s fixed-rate debt is adjusted to include the $284.1 million and $150 million that were swapped to a fixed rate at December 31, 2011 and 2010, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at December 31, 2011 and 2010, is summarized as follows (in millions):

	December 31, 2011					December 31, 2010
	Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,571.2	$3,757.9	(A)	$3,690.5	(B)	$3,428.1	$3,647.2	(A)	$3,527.0	(B)
Company’s proportionate share of joint venture fixed-rate debt	$646.2	$633.2		$617.0		$705.3	$689.3		$670.3

(A)	Includes the fair value of interest rate swaps, which was a liability of $8.8 million and $5.2 million at December 31, 2011 and 2010, respectively.

(B)	Includes the fair value of interest rate swaps, which was a liability of $1.9 million and $3.1 million at December 31, 2011 and 2010, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2011, would result in an increase in interest expense of approximately $6.2 million for the Company and $1.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2011, the Company had no other material exposure to market risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A by reference thereto.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website); and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement for the Company’s 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2012 Proxy Statement”), and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s 2012 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s 2012 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2011, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,682,554	(2)	$25.37	1,939,054
Equity compensation plans not approved by security holders(3)	10,000		$21.65	N/A

Total	2,692,554		$25.35	1,939,054

(1)

Includes the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan, 2004 Equity Based Award Plan and 2008 Equity Based Award Plan.

(2)	Does not include 1,910,032 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options previously issued to certain directors of the Company. The options granted to the directors were at the fair market value at the date of grant and are fully vested.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Corporate Governance — Independent Directors” and “Certain Transactions” sections of the Company’s 2012 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2012 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Operations for the three years ended December 31, 2011.

Consolidated Statements of Comprehensive (Loss) Income for the three years ended December 31, 2011.

Consolidated Statements of Equity for the three years ended December 31, 2011.

Consolidated Statements of Cash Flows for the three years ended December 31, 2011.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2011.

III — Real Estate and Accumulated Depreciation at December 31, 2011.

IV — Mortgage Loans on Real Estate at December 31, 2011.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brasil BV Sarl, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

b)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; File No. 001-11690)

3	3.2	Amendment to the Second Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 14, 2011; File No. 001-11690)

3	3.3	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Filed herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7.50% Class I Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.22	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.23	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.25	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.26	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.27	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Filed herewith

10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.5	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	Form of Restricted Share Agreement under the 1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005; File No. 001-11690)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form 2009 Retention Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.19	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.20	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.21	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.22	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.24	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.25	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.26	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.27	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.28	Separation Agreement and Release, dated December 20, 2010, by and between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

10	10.29	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.30	Form of Director and Officer Indemnification Agreement	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.32	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.33	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.34	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Filed herewith

23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Three Years Ended December 31, 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three Years Ended December 31, 2011, (iv) Consolidated Statements of Equity for the Three Years Ended December 31, 2011, (v) Consolidated Statements of Cash Flows for the Three Years Ended Decembers 31, 2011, and (vi) Notes to the Consolidated Financial Statements.

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

DDR Corp.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brasil BV Sarl, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DDR Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/    PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2012

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
Assets
Land	$1,844,125	$1,837,403
Buildings	5,461,122	5,491,489
Fixtures and tenant improvements	379,965	339,129

	7,685,212	7,668,021
Less: Accumulated depreciation	(1,550,066)	(1,452,112)

	6,135,146	6,215,909
Land held for development and construction in progress	581,627	743,218
Real estate held for sale, net	2,290	—

Total real estate assets, net	6,719,063	6,959,127
Investments in and advances to joint ventures	353,907	417,223
Cash and cash equivalents	41,206	19,416
Restricted cash	30,983	28,139
Accounts receivable, net	117,463	123,259
Notes receivable, net	93,905	120,330
Deferred charges, less accumulated amortization of $27,848 and $25,446, respectively	45,272	44,988
Other assets, net	67,626	55,608

	$7,469,425	$7,768,090

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,139,718	$2,043,582
Revolving credit facilities	142,421	279,865

	2,282,139	2,323,447
Secured indebtedness:
Term loan	500,000	600,000
Mortgage and other secured indebtedness	1,322,445	1,378,553

	1,822,445	1,978,553

Total indebtedness	4,104,584	4,302,000
Accounts payable and other liabilities	257,821	223,074
Dividends payable	29,128	12,092
Equity derivative liability — affiliate	—	96,237

	4,391,533	4,633,403

Commitments and contingencies (Note 9)
DDR Equity:
Preferred shares (Note 10)	375,000	555,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 277,114,784 and 256,267,750 shares issued at December 31, 2011 and 2010, respectively	27,711	25,627
Paid-in capital	4,138,812	3,868,990
Accumulated distributions in excess of net income	(1,493,353)	(1,378,341)
Deferred compensation obligation	13,934	14,318
Accumulated other comprehensive income	(1,403)	25,646
Less: Common shares in treasury at cost: 833,934 and 712,310 shares at December 31, 2011 and 2010, respectively	(15,017)	(14,638)

Total DDR shareholders’ equity	3,045,684	3,096,602
Non-controlling interests	32,208	38,085

Total equity	3,077,892	3,134,687

	$7,469,425	$7,768,090

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Revenues from operations:
Minimum rents	$514,493	$506,065	$498,587
Percentage and overage rents	6,457	5,827	7,054
Recoveries from tenants	166,665	165,946	164,724
Fee and other income	83,403	85,219	85,621

	771,018	763,057	755,986

Rental operation expenses:
Operating and maintenance	135,708	130,406	126,910
Real estate taxes	100,089	101,944	95,616
Impairment charges	101,815	84,855	12,745
General and administrative	85,221	85,573	94,365
Depreciation and amortization	222,655	209,847	204,222

	645,488	612,625	533,858

Other income (expense):
Interest income	9,832	7,302	11,967
Interest expense	(229,718)	(215,322)	(211,617)
(Loss) gain on debt retirement, net	(89)	485	145,050
Gain (loss) on equity derivative instruments	21,926	(40,157)	(199,797)
Other income (expense), net	(5,002)	(24,211)	(29,003)

	(203,051)	(271,903)	(283,400)

Loss before earnings from equity method investments and other items	(77,521)	(121,471)	(61,272)
Equity in net income (loss) of joint ventures	13,734	5,600	(9,733)
Impairment of joint venture investments	(2,921)	(227)	(184,584)
Gain on change in control of interests and sale of interests	25,170	—	23,865

Loss before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(41,538)	(116,098)	(231,724)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,044)	(47,952)	868

Loss from continuing operations	(42,582)	(164,050)	(230,856)
Income (loss) from discontinued operations	16,106	(84,989)	(181,911)

Loss before gain on disposition of real estate	(26,476)	(249,039)	(412,767)
Gain on disposition of real estate, net of tax	7,079	1,318	9,127

Net loss	$(19,397)	$(247,721)	$(403,640)

Non-controlling interests	3,543	38,363	47,047

Net loss attributable to DDR	$(15,854)	$(209,358)	$(356,593)

Write-off of preferred share original issuance costs	(6,402)	—	—
Preferred dividends	(31,587)	(42,269)	(42,269)

Net loss attributable to DDR common shareholders	$(53,843)	$(251,627)	$(398,862)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.26)	$(0.79)	$(1.67)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)

Net loss attributable to DDR common shareholders	$(0.20)	$(1.03)	$(2.51)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.34)	$(0.79)	$(1.67)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)

Net loss attributable to DDR common shareholders	$(0.28)	$(1.03)	$(2.51)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Net loss	$(19,397)	$(247,721)	$(403,640)
Other comprehensive (loss) income:
Foreign currency translation	(21,527)	3,588	47,146
Change in fair value of interest-rate contracts	(5,978)	10,261	15,664
Amortization of interest-rate contracts	56	(430)	(373)

Total other comprehensive (loss) income	(27,449)	13,419	62,437

Comprehensive loss	$(46,846)	$(234,302)	$(341,203)

Comprehensive loss attributable to non-controlling interests:
Allocation of net loss	3,543	38,363	47,047
Foreign currency translation	400	2,678	(3,039)

Total comprehensive loss attributable to non-controlling interests	3,943	41,041	44,008

Total comprehensive loss attributable to DDR	$(42,903)	$(193,261)	$(297,195)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts)

	DDR Corp.
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2008	$555,000	$12,864	$2,849,364	$(635,239)	$13,882	$(49,849)	$(8,731)	$127,503	$2,864,794
Issuance of 261,580 common shares related to related to stock plans	—	16	795	—	—	—	362	—	1,173
Issuance of 56,630,606 common shares for cash	—	5,656	311,140	—	—	—	709	—	317,505
Equity derivative instruments	—	—	143,716	—	—	—	—	—	143,716
Issuance of restricted stock	—	194	1,069	—	3,045	—	(629)	—	3,679
Vesting of restricted stock	—	—	6,554	—	911	—	(7,577)	—	(112)
Stock-based compensation	—	—	12,813	—	—	—	—	—	12,813
Contributions from non-controlling interests	—	—	—	—	—	—	—	8,271	8,271
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,992)	(1,992)
Dividends declared-common shares	—	1,444	49,077	(64,560)	—	—	—	—	(14,039)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss	—	—	—	(356,593)	—	59,398	—	(44,008)	(341,203)

Balance, December 31, 2009	555,000	20,174	3,374,528	(1,098,661)	17,838	9,549	(15,866)	89,774	2,952,336
Cumulative effect of adoption of a new accounting standard (Note 1)	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Deconsolidation of interests	—	—	—	—	—	—	—	3,876	3,876
Issuance of 212,349 common shares related to related to stock plans	—	21	1,232	—	—	—	109	—	1,362
Issuance of 52,792,716 common shares for cash	—	5,279	433,473	—	—	—	1,678	—	440,430
Convertible debt instruments	—	—	52,497	—	—	—	—	—	52,497
Issuance of restricted stock	—	153	(199)	—	741	—	(1,542)	—	(847)
Vesting of restricted stock	—	—	4,761	—	(4,261)	—	983	—	1,483
Stock-based compensation	—	—	2,698	—	—	—	—	—	2,698
Contributions from non-controlling interests	—	—	—	—	—	—	—	746	746
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,886)	(2,886)
Dividends declared-common shares	—	—	—	(20,205)	—	—	—	—	(20,205)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss	—	—	—	(209,358)	—	16,097	—	(41,041)	(234,302)

Balance, December 31, 2010	555,000	25,627	3,868,990	(1,378,341)	14,318	25,646	(14,638)	38,085	3,134,687
Issuance of 178,081 common shares related to stock plans	—	18	979	—	—	—	432	—	1,429
Issuance of 10,000,000 common shares related to exercise of warrants	—	1,000	133,310	—	—	—	—	—	134,310
Issuance of 9,500,000 common shares for cash offering	—	950	128,715	—	—	—	—	—	129,665
Issuance of restricted stock	—	116	(6,357)	—	530	—	6,238	—	527
Vesting of restricted stock	—	—	2,985	—	(914)	—	(7,049)	—	(4,978)
Stock-based compensation	—	—	3,788	—	—	—	—	—	3,788
Contributions from non-controlling interests	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,308)	(2,308)
Redemption of preferred shares	(180,000)	—	6,402	(6,402)	—	—	—	—	(180,000)
Dividends declared-common shares	—	—	—	(60,527)	—	—	—	—	(60,527)
Dividends declared-preferred shares	—	—	—	(32,229)	—	—	—	—	(32,229)
Comprehensive loss	—	—	—	(15,854)	—	(27,049)	—	(3,943)	(46,846)

Balance, December 31, 2011	$375,000	$27,711	$4,138,812	$(1,493,353)	$13,934	$(1,403)	$(15,017)	$32,208	$3,077,892

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net loss	$(19,397)	$(247,721)	$(403,640)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	230,332	227,304	233,967
Stock-based compensation	7,439	6,459	20,398
Amortization of deferred finance costs and settled interest rate protection agreements	14,737	13,269	10,894
Accretion of convertible debt discount	14,914	8,204	12,238
Loss (gain) on debt retirement, net	89	(485)	(145,050)
(Gain) loss on equity derivative instruments	(21,926)	40,157	199,797
Settlement of accreted debt discount on repurchase of senior convertible notes	(9,937)	(8,358)	(17,560)
Net cash paid from interest rate hedging contracts	(2,285)	—	—
Equity in net (income) loss of joint ventures	(13,734)	(5,600)	9,733
Impairment of joint venture investments	2,921	227	184,584
Net gain on change in control of interests and sale of interests	(29,886)	(5,221)	(23,865)
Gain on sale of joint venture stock	—	—	(2,824)
Cash distributions from joint ventures	9,424	7,334	10,889
(Gain) loss on disposition of real estate	(47,242)	(7,093)	14,900
Impairment charges and loan loss reserves	130,844	171,900	160,112
Change in notes receivable interest reserve	(1,784)	(3,005)	(9,683)
Change in restricted cash	(4,317)	(10,876)	(12,980)
Net change in accounts receivable	7,358	21,045	13,902
Net change in accounts payable and accrued expenses	1,760	4,323	(11,691)
Net change in other operating assets and liabilities	3,885	66,261	(15,186)

Total adjustments	292,592	525,845	632,575

Net cash flow provided by operating activities	273,195	278,124	228,935

Cash flow from investing activities:
Proceeds from disposition of real estate	344,231	156,374	348,176
Real estate developed or acquired, net of liabilities assumed	(217,861)	(164,391)	(208,768)
Equity contributions to joint ventures	(7,719)	(30,311)	(28,115)
Repayments (issuances) of joint venture advances, net	22,378	442	(1,650)
Distributions of proceeds from sale and refinancing of joint venture interests	21,911	24,339	7,442
Return of investments in joint ventures	9,466	22,094	19,565
Issuance of notes receivable	(10,000)	(62,958)	(1,885)
Repayment of notes receivable	33,208	—	—
Decrease in restricted cash — capital improvements	5,082	86,173	16,119

Net cash flow provided by investing activities	200,696	31,762	150,884

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(138,098)	(492,224)	(270,692)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $350, $1,183 and $200 in 2011, 2010 and 2009, respectively	295,495	933,370	294,685
Repayment of senior notes	(207,858)	(541,606)	(854,720)
Proceeds from mortgages and other secured debt	186,956	23,686	699,221
Repayment of term loans and mortgage debt	(499,767)	(601,678)	(497,632)
Payment of debt issuance costs	(13,993)	(13,773)	(20,634)
Redemption of preferred shares	(180,000)	—	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $835, $998 and $459 in 2011, 2010 and 2009, respectively	129,684	440,430	317,505
Proceeds from issuance of common shares related to the exercise of warrants	59,978	—	—
Purchase of common shares in conjunction with equity award plans	(6,655)	(1,763)	(3,079)
Contributions from non-controlling interests	374	746	8,271
Distributions to non-controlling interests and redeemable operating partnership units	(2,250)	(2,886)	(1,984)
Dividends paid	(75,720)	(61,367)	(52,289)

Net cash used for financing activities	(451,854)	(317,065)	(381,348)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	22,037	(7,179)	(1,529)
Effect of exchange rate changes on cash and cash equivalents	(247)	423	(1,793)
Cash and cash equivalents, beginning of year	19,416	26,172	29,494

Cash and cash equivalents, end of year	$41,206	$19,416	$26,172

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

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

At December 31, 2011 and 2010, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $289.5 million and $374.2 million, respectively, mortgages of $23.5 million and $42.9 million, respectively, and other liabilities of $28.7 million and $13.7 million, respectively.

The Company deconsolidates its interest in consolidated joint venture entities or assets, which the Company considers in-substance real estate, when it no longer possesses a controlling financial interest in the entity. In 2011 and 2010, the Company had consolidated joint ventures that transferred their interest in the real estate to the control of a court-appointed receiver. As a result, the Company no longer had a controlling financial interest in the entity. Consequently, the entities were deconsolidated as the Company was no longer in control (see New Accounting Pronouncements to be Implemented below.) Following the appointment of the receiver, the Company no longer had any effective economic rights or obligations in these entities. Subsequent to the deconsolidation of these joint ventures, the Company accounts for its retained interest in these joint venture investments, which approximates zero at December 31, 2011, under the cost method of accounting because the Company does not have the ability to exercise significant influence. Upon deconsolidation, the Company recorded approximately $4.7 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively, as Gain on Deconsolidation of Interests because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint ventures. The revenues and expenses associated with the entities for all of the periods presented, including the Gain on Deconsolidation of Interests, are classified within discontinued operations in the consolidated statements of operations (Note 12).

The Company had a 50% interest in one real estate project (the “Deconsolidated Land Entity”), which consisted primarily of land under development. As a result of the initial application of ASC 810, at December 31, 2009, the Company recorded its retained interest in the Deconsolidated Land Entity at its carrying amount. The difference between the net amount removed from the balance sheet of the Deconsolidated Land Entity and the amount reflected in Investments in and Advances to Joint Ventures of approximately $7.8 million was recognized as a cumulative effect adjustment to accumulated distributions in excess of net income. This difference was primarily due to the recognition of an other than temporary impairment charge that would have been recorded had ASC 810 been effective in 2008. In 2011, the Company sold its interest in the Deconsolidated Land Entity.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Mortgages and liabilities assumed from acquisitions	$137.8	$—	$—
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	87.8	—	136.6
Mortgages assumed of previously unconsolidated joint ventures	50.1	—	82.8
Deconsolidation of net assets from the adoption of ASC 810	—	20.2	—
Reduction of non-controlling interests from the adoption of ASC 810	—	12.4	—
Deconsolidation of net assets	5.0	15.2	—
Reduction of non-controlling interests due to deconsolidation of Mervyns Joint Venture	—	3.9	—
Foreclosure of note receivable and transfer of collateral	—	19.0	—
Equity derivative liability — affiliate	74.3	—
Dividends declared, not paid	29.1	12.1	11.0
Dividends paid in common shares	—	—	50.8
Redemption of interest in a joint venture	—	—	(27.9)

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

Real Estate

Real estate assets, which includes construction in progress and land held for development, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 31.5 years
Building improvements	Useful lives, ranging from 5 to 20 years
Fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Land held for development and construction in progress includes land held for future development, shopping center developments and expansions. The Company capitalized certain direct and incremental internal construction and software development and implementation costs of $9.1 million, $9.7 million and $11.7 million in 2011, 2010 and 2009, respectively.

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

Intangible assets associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets. In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off. At December 31, 2011 and 2010, below-market leases aggregated a net liability of $37.0 million and $22.8 million, respectively. At December 31, 2011 and 2010, above-market leases aggregated a net asset of $7.8 million and $6.4 million, respectively. The estimated future amortization income, net, associated with the Company’s above- and below-market leases, is $2.5 million, $2.7 million, $2.8 million, $2.8 million and $2.9 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in real estate property projected net operating income and occupancy percentages, projected losses on potential future sales, significant changes in projected completion dates, development costs, market factors and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective and requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of impairment losses may be different, and such differences could be material to the consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges, including those classified within discontinued operations, of approximately $125.8 million, $171.9 million and $154.7 million (Note 11) relating to consolidated real estate investments during the years ended December 31, 2011, 2010 and 2009, respectively.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Disposition of Real Estate and Real Estate Investments

Sales of real estate include the sale of land, operating properties, investments in real estate joint ventures and partial sales to real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. If the criteria for sale recognition or gain recognition are not met because of a form of continuing involvement, the accounting for such transactions is dependent on the nature of the continuing involvement. In certain cases, a sale might not be recognized, and in others all or a portion of the gain might be deferred.

Pursuant to the definition of a component of an entity and, assuming no significant continuing involvement, the operations of the sold asset or asset classified as held for sale are considered discontinued operations. Interest expense, which is specifically identifiable to the property, is included in the computation of interest expense attributable to discontinued operations. Consolidated interest expense at the corporate level is allocated to discontinued operations based on the proportion of net assets disposed.

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

Interest paid during the years ended December 31, 2011, 2010 and 2009 aggregated $218.6 million, $221.5 million and $249.3 million, respectively, of which $12.7 million, $12.2 million and $21.8 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis is different from the basis reflected at the unconsolidated joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. The Company recorded aggregate impairment charges of approximately $2.9 million, $0.2 million and $184.6 million (Note 11) related to its investments in unconsolidated joint ventures during the years ended December 31, 2011, 2010 and 2009, respectively. These impairment charges could create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted cash represents legally restricted amounts with financial institutions primarily for a bond sinking fund, debt services payments, real estate taxes, capital improvements and operating reserves as required pursuant to the respective loan agreement.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $19.3 million and $22.6 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, straight-line rents receivable, net of a provision for uncollectible amounts of $3.2 million and $3.4 million, respectively, aggregated $55.7 million and $56.2 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company considers notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. The Company evaluates the collectability of both interest and principal on each loan based on an assessment of the underlying collateral to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real-estate related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of its loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes. Accordingly, the Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes. The Company recorded a valuation allowance of $58.3 million (Note 16) during the year ended December 31, 2010.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net loss.

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with expense reimbursements from tenants are recognized in the period that the related expenses are incurred based upon the tenant lease provision. Fee and other income includes management fees recorded in the period earned based on a percentage of collected rent at the properties under management. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest. Ancillary and other property-related income, primarily composed of leasing vacant space to temporary tenants and kiosk income, is recognized in the period earned. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.

Fee and other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Management, development, financing and other fee income	$47,539	$54,592	$58,734
Ancillary and other property income	29,346	20,991	20,685
Lease termination fees	5,897	7,497	3,983
Other miscellaneous	621	2,139	2,219

Total fee and other income	$83,403	$85,219	$85,621

General and Administrative Expenses

General and administrative expenses include internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value. Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates for non-executive employees and actual expectations for executives.

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation cost recognized by the Company was $6.8 million, $5.7 million and $17.4 million, respectively. This amount includes $1.6 million and $0.4 million as a result of accelerated vesting of awards due to employee severance charges in 2011 and 2010, respectively, and a $15.4 million charge as a result of a change in control, as defined in the equity award plan, in 2009. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized $0.3 million, $0.2 million and $0.1 million of stock-based compensation, respectively, related to certain direct and incremental internal construction costs.

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

Foreign Currency Translation

The financial statements of the Company’s international consolidated and unconsolidated joint venture investments are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, an average exchange rate for each period for revenues, expenses, gains and losses, and at the transaction date for impairments or sales, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Income (Loss). Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred. Foreign currency gains or losses from changes in exchange rates were not material to the consolidated operating results.

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

New Accounting Standards Implemented

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This presentation was adopted by the Company at December 31, 2011. In December 2011, the FASB deferred only those changes in the guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. These provisions are effective in fiscal years beginning after December 15, 2011. When adopted, the guidance is not expected to materially impact the Company’s consolidated financial statements.

New Accounting Standards to be Implemented

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company does not expect the adoption of this guidance will have a material impact, if any, on its financial statements.

Derecognition of in Substance Real Estate

In November 2011, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus, ASU 2011-10, “Derecognition of in Substance Real Estate — a Scope Clarification.” This guidance clarifies that ASC 360-20, “Property Plant and Equipment — Real Estate Sales” (“ASC 360-20”) is the authoritative guidance when an investor loses control of real estate to a lender as a result of defaulting on a loan. Therefore, the investor is precluded from derecognizing the real estate until legal ownership has been transferred to the lender. The accounting for this fact pattern was addressed by the EITF due to diversity in practice. Under the Company’s historical accounting policies, it believed that it no longer had the contractual ability to direct the activities that most significantly affected the economic performance of entities in the control of a lender. Therefore, the Company’s historical accounting policy for evaluating these transactions is based upon ASC 810. This EITF will be effective prospectively for the Company for the fiscal years beginning on or after June 15, 2012 (i.e., fiscal year 2013 for the Company). The Company will apply this consensus on a prospective basis on the effective date.

2.    Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures at December 31, 2011, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheets, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned
DDRA Community Centers Five LP	50.0%	Three shopping centers in two states
Sonae Sierra Brasil BV Sarl	33.3	10 shopping centers, a management company and three development projects in Brazil
Retail Value Investment Program IIIB LP	25.75	A shopping center in Chicago, Illinois
DDR Domestic Retail Fund I	20.0	60 grocery-anchored retail centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail centers in several states
DDR — SAU Retail Fund LLC	20.0	27 grocery-anchored retail centers in several states
DDRTC Core Retail Fund LLC	15.0	41 shopping centers in several states
Coventry II Joint Ventures	10.0 – 20.0	Five shopping centers in several states
DPG Realty Holdings LLC	10.0	Two neighborhood grocery-anchored retail centers in two states
Other Joint Venture Interests	14.5 – 79.45	15 shopping centers in several states and a management and development company

The Company has a zero basis in the following equity method joint ventures at December 31, 2011 and has no intent or obligation to fund any further capital:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned
Coventry II Joint Ventures	0.0 – 20.0%	41 retail sites/centers in several states
DDR MDT PS LLC	0.0	Seven shopping centers in several states

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Condensed combined financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2011	2010
Condensed combined balance sheets
Land	$1,400,469	$1,566,682
Buildings	4,334,097	4,783,841
Fixtures and tenant improvements	189,940	154,292

	5,924,506	6,504,815
Less: Accumulated depreciation	(808,352)	(726,291)

	5,116,154	5,778,524
Land held for development and construction in progress	239,036	174,237

Real estate, net	5,355,190	5,952,761
Cash and restricted cash(A)	308,008	122,439
Receivables, net	108,038	111,569
Leasehold interests	9,136	10,296
Other assets	168,115	181,387

	$5,948,487	$6,378,452

Mortgage debt	$3,742,241	$3,940,597
Notes and accrued interest payable to DDR	100,470	87,282
Other liabilities	214,370	186,333

	4,057,081	4,214,212
Accumulated equity	1,891,406	2,164,240

	$5,948,487	$6,378,452

Company’s share of accumulated equity	$402,242	$480,200

	For the Year Ended December 31,
	2011	2010	2009
Condensed combined statements of operations
Revenues from operations	$697,103	$649,225	$759,225

Operating expenses	235,370	247,408	292,375
Impairment charges(B)	213,296	65	218,479
Depreciation and amortization	182,545	182,667	212,146
Interest expense	227,597	226,304	276,156

	858,808	656,444	999,156

Loss before other items	(161,705)	(7,219)	(239,931)
Income tax expense (primarily Sonae Sierra Brasil), net	(38,850)	(20,449)	(10,013)
Other income(C)	—	10,591	7,153

Loss from continuing operations	(200,555)	(17,077)	(242,791)
Discontinued operations:
Loss from discontinued operations(D)	(57,947)	(20,247)	(205,565)
Gain on debt forgiveness(E)	2,976	—	—
Gain (loss) on disposition of real estate, net of tax	18,705	(26,674)	(19,448)

Loss before gain (loss) on disposition of real estate, net	(236,821)	(63,998)	(467,804)
Gain (loss) on disposition of real estate, net(F)	1,733	17	(25,973)

Net loss	$(235,088)	$(63,981)	$(493,777)

Non-controlling interests	(16,132)	(458)	(1,178)

Net loss attributable to unconsolidated joint ventures	$(251,220)	$(64,439)	$(494,955)

Company’s share of equity in net (loss) income of joint ventures(G)	$(12,979)	$6,319	$(34,522)

(A)	Includes cash of $222.2 million and $40.1 million at December 31, 2011 and 2010, from the Company’s proportionate share of its investment in Sonae Sierra Brasil. The increase in 2011 primarily related to proceeds generated from Sonae Sierra Brasil’s February 2011 initial public offering.

(B)	For the year ended December 31, 2011, the Company’s proportionate share of the impairment charges was $7.1 million. For the years ended December 31, 2010 and 2009, the Company’s share of the impairment charges was zero as the Company had written off its basis in those investments. The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments as discussed below.

(C)	The 2010 activity related to debt forgiveness on one property owned by a joint venture with the Coventry II Fund (hereinafter defined) in which the Company has a zero basis. The 2009 activity related to the liquidation of the Company’s investment in the publicly traded units of a previous unconsolidated joint venture.

(D)	For the years ended December 31, 2011, 2010 and 2009, impairment charges reclassified to discontinued operations related to asset sales were $59.2 million, $21.0 million and $204.8 million, respectively, of which the Company’s proportionate share was $5.8 million, $0.7 million and $8.1 million, respectively. The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments as discussed below.

(E)	Gain on debt forgiveness is related to one property owned by an unconsolidated joint venture that was transferred to the lender pursuant to a consensual foreclosure proceeding. The operations of the asset have been reclassified as discontinued operations in the condensed combined statements of operations.

(F)	In 2009, a joint venture with the Coventry II Fund transferred its interest in the Kansas City, Missouri, project (Ward Parkway) to the lender and recorded a loss of $26.7 million. The Company recorded a $5.8 million loss in 2009 related to the write-off of the book value of its equity investment, which is included within equity in net loss of joint ventures in the consolidated statement of operations.

(G)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net income (loss) for these items are reflected as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Income (loss), net	$26.7	$(0.7)	$24.8

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended December 31,
	2011	2010
Company’s share of accumulated equity	$402.2	$480.2
Basis differentials(A)	(145.6)	(147.5)
Deferred development fees, net of portion related to the Company’s interest	(3.6)	(3.4)
Notes receivable from investments	0.4	0.6
Notes and accrued interest payable to DDR(B)	100.5	87.3

Investments in and Advances to Joint Ventures	$353.9	$417.2

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from its proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain transaction and other costs, including capitalized interest, reserves on notes receivable as discussed below and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

(B)

The Company has made advances to several joint ventures that bear annual interest at rates ranging from 10.5% to 12.0%. Maturity dates are all payment on demand. During 2011, the Company recorded a $1.6 million reserve associated with a $4.3 million construction loan advanced to a 50%-owned joint venture. The impairment was driven by the deterioration in value of the real estate collateral supporting the note. The stated terms are payable on demand from available cash flow from the property after debt service on the first mortgage. The reserve is classified as an impairment of joint venture investments in the consolidated statement of operations for the year ended December 31, 2011. The Company advanced financing of $66.9 million to one of the Coventry II Fund joint ventures, Coventry II DDR Bloomfield, related to a development project in Bloomfield Hills, Michigan (the “Bloomfield Loan”). This loan is in default and was fully reserved by the Company in 2008 as discussed below.

Included in the Company’s accounts receivables are approximately $1.8 million and $1.7 million at December 31, 2011 and 2010, respectively, due from affiliates primarily related to construction receivables.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Management and other fees	$29.8	$34.0	$47.0
Financing and other fees	0.1	0.3	1.0
Development fees and leasing commissions	7.0	7.2	9.2
Interest income	0.1	0.4	7.4

The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture (Reciprocal Purchase Rights) or to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements. The Company is not obligated to purchase the interests of its outside joint venture partners under these provisions.

Sonae Sierra Brasil

In February 2011, the Company’s unconsolidated joint venture, Sonae Sierra Brasil (BM&FBOVESPA: SSBR3), completed an initial public offering of its common shares on the Sao Paulo Stock Exchange. The total proceeds raised of approximately US$280 million from the initial public offering are expected to be used primarily to fund future developments and expansions and repaid a loan from its parent company, in which DDR owns a 50% interest. The Company’s share of the loan repayment proceeds was approximately US$22.4 million. As a result of the initial public offering, the Company’s effective ownership interest in Sonae Sierra Brasil was reduced from 48% to approximately 33%.

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

At December 31, 2011, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.8 million. This basis reflects the impact of impairment charges of $66.7 million as discussed below, as well as a loan loss provision on the Bloomfield Loan of $66.9 million, which includes accrued interest of $8.8 million. This loan accrues interest at a base rate of the greater of LIBOR plus 700 basis points or 12%, has a default rate of 16% and had an initial maturity of July 2011. The Bloomfield Loan has been considered past due since March 2009 due to the default status. The impairment charges and the loan loss provision are reflected in the impairment of joint venture investments line item in the consolidated statement of operations.

See discussion of legal matters surrounding the Coventry II Fund (Note 9).

Other Joint Venture Interests

In 2011, the Company acquired its partners’ 50% ownership interests in two shopping centers (Note 3). Also in 2011, the Company sold its 10% interest in TRT DDR Venture I to its joint venture partner. In addition, the Company sold its 50% equity interest in a development project in Oconomowoc, Wisconsin, to its partner. The Company recognized a net gain on the change in control of interests and sale of its interests in these joint ventures of approximately $25.2 million in the year ended December 31, 2011.

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the unconsolidated joint ventures are eight properties sold or transferred in 2011, 37 properties sold or transferred in 2010 and 12 properties sold in 2009.

Other Than Temporary Impairment of Joint Venture Investments

Due to the then-deterioration of the U.S. capital markets that began in 2008, which continued in 2009, the lack of liquidity and the related impact on the real estate market and retail industry, the Company determined that several of its unconsolidated joint venture investments incurred an “other than temporary impairment.” The Company recorded impairment charges, which are separate and apart from the impairments recorded at the investee level, on the following unconsolidated joint venture investments as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
DDR Markaz II LLC	$1.3	$—	$—
Various Coventry II Fund joint ventures	—	0.2	52.4
DDRTC Core Retail Fund	—	—	55.0
DDR-SAU Retail Fund	—	—	6.2
DPG Realty Holdings	—	—	3.6
Central Park Solon/RO & SW Realty	—	—	0.5

	1.3	0.2	117.7
Loan loss reserve	1.6	—	66.9

Total impairments of joint venture investments	$2.9	$0.2	$184.6

3.    Acquisitions

In December 2011, the Company acquired a shopping center in Columbus, Ohio, aggregating 0.7 million square feet of Company-owned gross leasable area (“GLA”) (all references to GLA or square feet are unaudited) for a total purchase price of approximately $80 million. The Company assumed $45.2 million of mortgage debt in connection with this acquisition.

In September 2011, the Company acquired three shopping centers, in two separate transactions, aggregating 0.5 million square feet of Company-owned GLA for an aggregate purchase price of approximately $110.0 million through the use of cash and assumed debt of $67.0 million.

In January and March 2011, in two separate transactions, the Company acquired its partners’ 50% ownership interests in two shopping centers for an aggregate purchase price of approximately $40 million. The Company acquired these assets pursuant to the terms of the respective underlying joint venture agreements. After closing, the Company repaid one mortgage note payable with a principal amount of $29.2 million in total and refinanced the other mortgage with a new $21.0 million, 11-year mortgage note payable. As a result of the transactions, the

Company owns 100% of the two shopping centers with an aggregate gross value of approximately $80.0 million. Due to the change in control that occurred, the Company recorded an aggregate gain of approximately $22.7 million associated with the acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.

The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The acquisition of the six shopping centers was allocated as follows (in thousands):

Land	$73,415
Buildings	183,068
Tenant improvements	3,678
Intangible assets	35,046

295,207
Less: Mortgage debt assumed	(173,013)
Less: Below-market leases(1)	(14,300)

Net assets acquired	$107,894

(1)	Below-market leases will be amortized over a weighted-average life of 16.5 years.

The costs related to the acquisition of these assets were expensed as incurred and included in other income (expense), net.

Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 5):

		Weighted Average Amortization Period (in Years)
In-place leases (including lease origination costs and fair market value of leases)(1)	$18,069	5.0
Tenant relations	16,977	9.6

Total intangible assets acquired	$35,046

(1)	Includes above-market value of leases of approximately $1.4 million.

The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2011 and 2010, as if the acquisition of the interests in the six properties were completed at the beginning of 2010 (in thousands, except per share amounts). The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	For the Years Ended December 31, (Unaudited)
	2011	2010
Pro forma revenues	$786,408	$787,386

Pro forma loss from continuing operations	$(68,640)	$(147,363)

Pro forma income (loss) from discontinued operations	$16,106	$(84,989)

Pro forma net loss attributable to DDR common shareholders	$(79,901)	$(234,940)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.36)	$(0.72)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)

Net loss attributable to DDR common shareholders	$(0.30)	$(0.96)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.44)	$(0.72)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)

Net loss attributable to DDR common shareholders	$(0.38)	$(0.96)

4.    Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets some of which are subordinate to other financings.

Notes receivable consist of the following (in millions):

	December 31,		Maturity Date	Interest Rate
	2011	2010
Loans receivable(A)	$84.5	$103.7	September 2011 to October 2017	5.7% - 14.0%
Other notes	3.0	2.8	November 2014 to September 2017	8.5% - 12.0%
Tax Increment Financing Bonds (“TIF Bonds”)(B)	6.4	13.8	April 2014 to July 2026	5.5% - 8.5%

	$93.9	$120.3

(A)	Amounts exclude notes receivable and advances from unconsolidated joint ventures (Note 2).

(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of December 31, 2011 and 2010, the Company had six and eight loans receivable, respectively, with total remaining non-discretionary commitments of $6.0 million and $4.0 million, respectively. The following table summarizes the activity in loans receivable on real estate from January 1, 2010, to December 31, 2011 (in thousands):

	2011	2010
Balance at January 1	$103,705	$58,719
Additions:
New mortgage loans	10,000	60,618
Interest	811	3,106
Accretion of discount	780	250

Deductions:
Payments of principal	(25,755)	—
Loan foreclosure(A)	—	(18,988)
Loan loss reserve(B)	(5,000)	—

Balance at December 31	$84,541	$103,705

(A)	A loan receivable in the amount of approximately $19.0 million at December 31, 2009, that was considered non-performing was foreclosed in 2010. This transaction resulted in an increase in real estate assets and a decrease in notes receivable of approximately $19.0 million in 2010, as the carrying value of the loan receivable approximated the fair value of the real estate assets acquired through foreclosure.

(B)	Amount classified in other expense, net in the consolidated statement of operations for the year ended December 31, 2011. This reserve was written off upon the sale of the note in 2011.

The following table summarizes the activity in the loan loss reserve from January 1, 2009, to December 31, 2011 (in thousands):

	2011		2010		2009
Balance at January 1	$10,806	(A)	$10,806	(A)	$5,400	(A)
Additions:
Loan loss reserve	5,000	(B)	—		5,406

Deductions:
Write downs	(5,000	)(B)	—		—

Balance at December 31	$10,806	(A)	$10,806	(A)	$10,806	(A)

(A)	The Company maintains a loan receivable with a carrying value of $10.8 million that was fully reserved at December 31, 2010 and 2009, resulting in a specific loan loss reserve of approximately $10.8 million. The impairment was driven by the deterioration of the economy and the dislocation of the credit markets. Interest income is no longer being recorded on this loan. At December 31, 2011 and December 31, 2010, this note was more than 90 days past due on principal and interest payments. This is the only loan receivable in the Company’s portfolio that has a loan loss reserve and is considered impaired at December 31, 2011.

(B)	In 2011, the Company sold a note receivable with a face value, including accrued interest, of $11.8 million for proceeds of $6.8 million, which resulted in the recognition of a $5.0 million reserve. At December 31, 2010, this note was more than 90 days past due on interest payments. A loan loss reserve had not been previously established based on the estimated value of the underlying real estate collateral.

In addition, at December 31, 2011, the Company had one loan aggregating $9.3 million that matured in September 2011 and was more than 90 days past due. The Company is no longer recording interest income on this note. A loan loss reserve has not been established based on the estimated value of the underlying real estate collateral.

5.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$24,798	$14,228
Tenant relations, net	22,772	9,035

Total intangible assets	47,570	23,263
Other assets:
Prepaid expenses	10,375	11,566
Deposits	6,788	17,306
Other assets	2,893	3,473

Total other assets	$67,626	$55,608

The Company recorded amortization expense of approximately $8.2 million, $6.6 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense associated with the Company’s intangible assets is $11.1 million, $10.2 million, $7.5 million, $3.9 million and $3.3 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

6.    Revolving Credit Facilities, Term Loan, Mortgages Payable and Scheduled Principal Repayments

The following table discloses certain information regarding the Company’s revolving credit facilities, term loan and mortgages payable (in millions):

	Carrying Value at December 31,		Weighted- Average Interest Rate at December 31,		Maturity Date
	2011	2010	2011	2010
Unsecured indebtedness:
Unsecured Credit Facility	$102.4	$279.9	2.7%	3.5%	February 2016
PNC Facility	40.0	—	1.9%	—	February 2016
Secured indebtedness:
Term Loan	500.0	600.0	3.0%	2.2%	September 2014
Mortgage and other secured indebtedness — Fixed Rate	1,230.4	1,226.0	5.4%	5.6%	July 2012 - February 2022
Mortgage and other secured indebtedness — Variable Rate	91.0	144.1	2.0%	3.5%	January 2012 - December 2037
Tax-exempt certificates — Fixed Rate	1.0	8.5	6.9%	7.1%	February 2016

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). In June 2011, the Company amended the Unsecured Credit Facility and reduced the availability from $950 million to $750 million. The Unsecured Credit Facility maturity date was extended by two years from February 2014 to February 2016, and the interest rate changed from LIBOR plus 275 basis points to LIBOR plus 165 basis points. The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was reduced in June 2011 from 50 basis points to 35 basis points, on the entire facility. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At December 31, 2011, the Company had US$25.1 million of Euro-denominated borrowings and US$59.4 million of Canadian dollar-denominated borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) that was amended in June 2011. The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at December 31, 2011), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.65% at December 31, 2011). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”). The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2011.

Term Loan

The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent (the “Term Loan”). The Company amended the Term Loan in June 2011 and reduced the amount outstanding from $550 million to $500 million with an accordion feature for expansion up to $600 million upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The amended Term Loan matures in September 2014 with a one-year extension option. Borrowings under the Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based (1.7% at December 31, 2011) on the Company’s long-term senior unsecured debt rating. The collateral for the Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2011.

Mortgages Payable and Other Secured Indebtedness

At December 31, 2011, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.3 billion, and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed interest rates on mortgage payables range from approximately 4.2% to 9.8%.

Scheduled Principal Repayments

As of December 31, 2011, the scheduled principal payments of the Revolving Credit Facilities, Term Loan, senior notes (Note 7) and mortgages payable, excluding extension options, for the next five years and thereafter are as follows (in thousands):

Year	Amount
2012	$545,938
2013	389,549
2014	819,347
2015	498,282
2016	507,823
Thereafter	1,330,301

$4,091,240
Fair market value of assumed debt	13,344

Total indebtedness	$4,104,584

Total gross fees paid by the Company for the Revolving Credit Facilities and Term Loan in 2011, 2010 and 2009 aggregated approximately $4.0 million, $2.9 million and $2.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company incurred debt extinguishment costs associated with the prepayment of mortgages payable of $7.9 million, $4.2 million and $14.4 million, respectively, which are reflected in other expense in the Company’s consolidated statements of operations.

7.    Senior Notes

The following table discloses certain information regarding the Company’s Fixed-Rate Senior Notes (in millions):

	Carrying Value at December 31,		Coupon Rate at December 31, 2011	Effective Interest Rate at December 31, 2011	Maturity Date
	2011	2010
Unsecured indebtedness:
Senior Notes	$1,658.6	$1,468.4	4.75% - 9.625%	5.0% - 9.9%	October 2012 - September 2020
Senior Notes — Discount	(5.4)	(4.4)
Senior Convertible Notes due 2011, net	—	87.5	N/A	N/A	N/A
Senior Convertible Notes due 2012, net	178.9	194.1	3.00%	5.2%	March 2012
Senior Convertible Notes due 2040, net(A)	307.6	298.0	1.75%	5.3%	November 2040

Total Senior Notes	$2,139.7	$2,043.6

(A)	The Company may redeem the notes any time on or after November 15, 2015, in whole or in part for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest through, but excluding, the redemption date.

In March 2011, the Company issued $300 million aggregate principal amount of 4.75% senior unsecured notes, due April 2018. The notes were offered to investors at a discount to par of 99.315%.

The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company. The following table summarizes the information related to the Senior Convertible Notes outstanding at December 31, 2011:

	Conversion Price	Option Price	Maximum Common Shares (millions)	Option Cost (millions)
Senior Convertible Notes due 2012(A)	$74.56	$82.71	1.1	$32.6
Senior Convertible Notes due 2040(B)	$16.19	N/A	N/A	N/A

(A)	Conversion price as of December 31, 2011 and 2010.

(B)	Conversion price as of December 31, 2011.

Concurrent with the issuance of the Senior Convertible Notes due 2012 issued in 2007, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion price of the senior convertible notes to a specified option price (“Option Price”). This purchase option allows the Company to receive a number of the Company’s common shares (“Maximum Common Shares”) from counterparties equal to the number of common shares and/or cash related to the excess conversion value that it would pay to the holders of the senior convertible notes upon conversion. The options were recorded as a reduction of equity at issuance. No option was purchased related to the Senior Convertible Notes due 2040.

The Senior Convertible Notes may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, the Company’s common shares. The Senior Convertible Notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly stock dividend. If certain conditions are met, the incremental value can be settled in cash or in the Company’s common shares at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the Senior Convertible Notes.

The Company’s carrying amounts of its debt and equity balances for the Senior Convertible Notes are as follows (in thousands):

	December 31,
	2011	2010
Carrying value of equity component	$69,217	$79,287

Principal amount of Senior Convertible Notes	$529,509	$637,626
Remaining unamortized debt discount	(43,004)	(58,032)

Net carrying value of Senior Convertible Notes	$486,505	$579,594

As of December 31, 2011, the remaining amortization periods for the debt discount were approximately 3 months and 46 months for the Senior Convertible Notes due 2012 and the Senior Convertible Notes due 2040, respectively, the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date or maturity date).

During the years ended December 31, 2011, 2010 and 2009, the Company purchased approximately $36.1 million, $259.1 million and $816.2 million, respectively, aggregate principal amount of its outstanding senior unsecured notes (of which $19.4 million, $140.6 million and $404.8 million, respectively, related to the Senior Convertible Notes due 2011 and 2012) at a discount to par resulting in a net loss of approximately $0.1 million in 2011 and a net gain of approximately $0.1 million and $145.1 million in 2010 and 2009, respectively. The

Company allocated the consideration paid for the Senior Convertible Notes due 2011 and 2012 between the liability components and equity components based on the fair value of those components immediately prior to the purchases and recorded a gain based on the difference in the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount. The amount recorded for the years ended December 31, 2011, 2010, and 2009, reflects a decrease of approximately $0.1 million, $4.9 million and $20.9 million, respectively, related to the impact of the convertible debt accretion.

The Company’s various fixed-rate senior notes have interest coupon rates averaging 5.9% at December 31, 2011 and 2010. Notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes with an aggregate principal amount of $2.0 billion at December 31, 2011 may be redeemed based upon a yield maintenance calculation. Notes with an aggregate principal amount of $223.5 million are redeemable prior to maturity at par value plus a make-whole premium. However, if these notes are redeemed within 90 days of the maturity date, no make-whole premium is required.

The fixed-rate senior notes and Senior Convertible Notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears. At December 31, 2011 and 2010, the Company was in compliance with all of the financial and other covenants.

8.    Financial Instruments

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

Cash Flow and Fair Value Hedges

In June 2011, the Company entered into an interest rate swap with a notional amount of $100.0 million. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap converts LIBOR into a fixed rate on a portion of the Term Loan.

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

Measurement of Fair Value

At December 31, 2011 and 2010, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s Elective Deferred Compensation Plan (Note 14) at December 31, 2011 and 2010, measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2011
Derivative Financial Instruments	$—	$(8.8)	$—	$(8.8)
Marketable Securities	$2.7	$—	$—	$2.7
December 31, 2010
Derivative Financial Instruments	$—	$(5.2)	$—	$(5.2)
Marketable Securities	$2.8	$—	$—	$2.8

As discussed above, the Company transferred its interest rate swaps into Level 2 from Level 3 during 2010 due to changes in the significance of the impact on the Company’s derivative’s valuation as a result of changes in nonperformance risk associated with the Company’s credit standing. In 2008, the Company determined that its derivative valuations in their entirety were classified in Level 3 of the fair value hierarchy. The credit spreads on the Company and certain of its counterparties widened significantly and, as a result, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were significant to the overall valuation of all of its derivatives. The credit valuation adjustments associated with the Company’s counterparties and its own credit risk used Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. These inputs reflect the Company’s assumptions. At December 31, 2011, the Company did not have any Level 3 fair value measurements. The table presented below presents a reconciliation of the beginning and ending balances of interest rate swap agreements that are included in other liabilities having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Derivative Financial Instruments- Liability
Balance of Level 3 at December 31, 2008	$(21.7)
Total losses included in other comprehensive (loss) income	6.3

Balance of Level 3 at December 31, 2009	$(15.4)
Total losses included in other comprehensive (loss) income	7.6
Transfers into Level 2	7.8

Balance of Level 3 at December 31, 2010	$—

The unrealized loss of $3.7 million included in other comprehensive (loss) income (“OCI”) is in addition to the $2.2 million payment made to the counterparty related to the treasury locks that were executed and settled during the year ended December 31, 2011. The unrealized loss of $3.7 million included in OCI is attributable to the net change in unrealized gains or losses related to derivative liabilities that remained outstanding at December 31, 2011, none of which were reported in the Company’s consolidated statements of operations because they are designated and qualify as hedging instruments.

The Company calculates the fair value of its interest rate swaps based upon the amount of the expected future cash flows paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception, and the cash flows on the floating leg of the swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve that is constructed using LIBOR fixings, Eurodollar futures and swap rates, which are observable in the market. Both the fixed and floating legs cash flows are discounted at market discount factors. For purposes of adjusting its derivative values, the Company incorporates the non-performance risk for both the Company and its counterparties to these contracts based upon either credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of equity derivative instruments in Note 10 and a discussion of fair value considerations in Note 11.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments, excluding the liability associated with the equity derivative instruments (outstanding at December 31, 2010), approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $90.6 million and $120.8 million at December 31, 2011 and 2010, respectively, as compared to the carrying amounts of $91.0 million and $122.6 million, respectively. The carrying value of the TIF bonds, which was $6.4 million and $13.8 million at December 31, 2011 and 2010, respectively, approximated its fair value as of both periods. The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of debt is determined using the trading price of public debt and for all other debt on a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at December 31, 2011 and 2010, with carrying values that are different from estimated fair values, are summarized as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,139,718	$2,282,818	$2,043,582	$2,237,320
Revolving Credit Facilities and Term Loan	642,421	641,854	879,865	875,851
Mortgage payable and other indebtedness	1,322,445	1,352,142	1,378,553	1,394,393

	$4,104,584	$4,276,814	$4,302,000	$4,507,564

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

As of December 31, 2011 and 2010, the aggregate fair value of the Company’s $284.1 million and $150.0 million notional amount of Swaps was a liability of $8.8 million and $5.2 million, respectively, which is included in other liabilities in the consolidated balance sheets. The following table discloses certain information regarding the Swaps:

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	4.8%	February 2012
$100.0	1.0%	June 2014
$84.1	2.8%	September 2017

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $3.1 million.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three years ended December 31, 2011, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2011, the Company had the following outstanding interest rate swap derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Aggregate Notional Amount (in millions)
Interest rate swaps	Three	$284.1

The table below presents the fair value of the Company’s Swaps as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010 (in millions):

	Liability Derivatives
Derivatives Designated as Hedging Instruments	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$8.8	Other liabilities	$5.2

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging	Year Ended December 31,				Year Ended December 31,
	2011	2010	2009		2011	2010	2009
Interest rate products	$(3.6)	$10.2	$6.3	Interest expense	$(0.1)	$0.4	$0.4

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

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its Swaps, resulting in an acceleration of payment under the Swaps.

Net Investment Hedges

The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements that expose the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2011	2010	2009
Euro — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(0.2)	$8.6	$(2.2)
Canadian dollar — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	(0.4)	(5.6)	(16.3)

9.    Commitments and Contingencies

Accrued Expense

The Company recorded a charge of $11.0 million in 2011 as a result of the termination without cause of its former Executive Chairman of the Board, the terms of which were pursuant to his amended and restated employment agreement dated July 2009. This charge included stock-based compensation expense of approximately $1.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards partially offset by the forfeiture of previously expensed awards that will no longer be issued. At December 31, 2011, approximately $8.3 million was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet related to this obligation.

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of certain of the properties through December 31, 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted the motion in part, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome, and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $24.6 million as of December 31, 2011.

At December 31, 2011, the Company had outstanding letters of credit of approximately $26.5 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with certain unconsolidated joint venture agreements, the Company and/or its equity affiliates agreed to fund the required capital associated with approved development projects, composed principally of outstanding construction contracts aggregating approximately $2.0 million as of December 31, 2011. The Company is entitled to receive a priority return on these capital advances at rates of approximately 8.5%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $41.4 million at December 31, 2011.

In connection with Service Holdings LLC, the Company guaranteed the annual base rental income for various affiliates of Service Holdings in the aggregate amount of $2.2 million. The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guaranty.

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

2012	$507,842
2013	457,517
2014	396,048
2015	332,034
2016	268,105
Thereafter	979,584

$2,941,130

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2012	$3,653
2013	3,666
2014	3,240
2015	3,746
2016	3,623
Thereafter	121,598

$139,526

10.    Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

Non-controlling interests consist of the following (in millions):

	December 31,
	2011	2010
Consolidated joint venture interests primarily outside the United States	$21.6	$27.3
Shopping centers and development parcels in various states	3.2	3.4
Operating partnership units	7.4	7.4

	$32.2	$38.1

At December 31, 2011 and 2010, the Company had 369,176 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s balance sheet as non-controlling interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares. At December 31, 2011 and 2010, the Company had 29,525 redeemable OP Units outstanding. Redeemable OP Units are presented at the greater of their carrying amount (for all periods presented) or redemption value at the end of each reporting period. Changes in the value from period to period are recorded to paid-in capital in the Company’s consolidated balance sheets.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2011	2010
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2010	$—	$180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2011 and 2010	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2011 and 2010	170,000	170,000

	$375,000	$555,000

In April 2011, the Company redeemed all of its outstanding shares of 8.0% Class G cumulative redeemable preferred shares at a redemption price of $25.105556 per Class G depositary share (the sum of $25.00 per share and dividends per share of $0.105556 prorated to the redemption date) for an aggregate redemption price of $180.8 million. The Company recorded a charge of approximately $6.4 million to net loss available to common shareholders related to the write-off of the Class G preferred shares’ original issuance costs.

The Class H and Class I depositary shares represent 1/20 of a Class H and Class I preferred share and have a stated value of $500 per share. The Class H and Class I depositary shares are redeemable by the Company, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 Class A Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class B Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class C Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class D Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class E Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class F Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class G Cumulative Redeemable Preferred Shares, without par value**

•	750,000 Class H Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class I Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class J Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Non-Cumulative Preferred Shares, without par value*

•	2,000,000 Cumulative Voting Preferred Shares, without par value*

*	None outstanding at December 31, 2011 or 2010.

**	None outstanding at December 31, 2011.

Common Shares

The Company’s common shares have a $0.10 per share par value. Dividends declared per share of common stock were $0.22, $0.08 and $0.44 for 2011, 2010 and 2009, respectively, which were paid in cash.

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

The Company issued common shares through open market sales, including through the use of its continuous equity programs, for the years ended December 31, 2011, 2010 and 2009, as follows (amounts in millions, except per share):

	Number of Shares Sold	Average Price Per Share	Net Proceeds
2011	9.5	$13.71	$129.7
2010	53.0	$8.33	$441.3
2009	23.5	$8.78	$204.5

The Otto Transaction

On February 23, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Mr. Alexander Otto (the “Investor”) to issue and sell 30.0 million common shares for aggregate gross proceeds of approximately $112.5 million to the Investor and certain members of the Otto family (collectively with the Investor, the “Otto Family”). Under the terms of the Stock Purchase Agreement, the Company also issued additional common shares to the Otto Family in an amount equal to any dividend payable in shares declared by the Company after February 23, 2009, and prior to the applicable closing. The Stock Purchase Agreement also provided for the issuance of warrants to purchase up to 10.0 million common shares with an exercise price of $6.00 per share to the Otto Family. No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.” In March 2011, the Otto Family exercised all 10.0 million warrants for cash at $6.00 per common share. The exercise price of the warrants was also subject to downward adjustment if the weighted-average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant was less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”).

On April 9, 2009, the Company’s shareholders approved the sale of the common shares and warrants to the Otto Family in connection with the Otto Transaction. The transaction was completed in two closings, May 2009 and September 2009. In May 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $52.5 million. The Company also issued an additional 1,071,428 common shares to the Otto Family as a result of the first quarter 2009 dividend associated with the initial 15.0 million common shares. In September 2009, the Company issued and sold 15.0 million common shares and warrants to purchase 5.0 million common shares to the Otto Family for a purchase price of $60.0 million. The Company also issued an additional 1,787,304 common shares to the Otto Family as a result of the first and second quarter 2009 dividends associated with the second 15.0 million shares. In total, the Company issued 32,858,732 common shares to the Otto Family in 2009.

Equity Derivative Instruments — Otto Transaction

Although not triggered prior to the exercise in March 2011, the exercise price of the warrants was subject to the Downward Price Protection Provisions described above, which resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement which was April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until the exercise date of March 18, 2011. These equity derivative instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.

The fair value of the Company’s equity derivative instruments (warrants) was classified on the Company’s balance sheet as Equity Derivative Liability-Affiliate and had a fair value of $74.3 million at March 18, 2011, the exercise date. Upon exercise and issuance of common shares, this liability was reclassified to paid-in capital and aggregated with the cash proceeds in the consolidated statement of equity.

The table below presents the fair value of the Company’s equity derivative instruments as well as their classification on the consolidated balance sheet as follows (in millions):

	Liability Derivatives
	December 31, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Warrants	Equity derivative liability	$—	Equity derivative liability	$96.2

The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

Derivatives Not Designated as Hedging Instruments		Year Ended December 31,
	Income Statement Location	2011	2010	2009
Warrants	Gain (loss) on equity derivative instruments	$21.9	$(40.1)	$(46.9)
Equity forward — issued shares	Gain (loss) on equity derivative instruments	—	—	(152.9)

		$21.9	$(40.1)	$(199.8)

The gain/loss above for these contracts was derived principally from the changes in the Company’s stock price from April 9, 2009, the shareholder approval date, through December 31, 2010 or March 18, 2011, the exercise date of the warrants.

Measurement of Fair Value—Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments was determined using an option pricing model that considered all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures were susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% to 3.2% through the exercise date in 2011, from 2.4% to 4.2% in 2010 and from 3.9% to 9.8% in 2009. Since the initial valuation date, the Company used historical volatility assumptions to determine the estimate of fair value of the five-year warrants. The Company believed that the long-term historic volatility better represented the long-term future volatility and was more consistent with how an investor would view the value of these securities. The Company continually reassessed these assumptions and reviewed the assumptions again in March 2011 upon notification from the Otto Family regarding its exercise of the warrants. The Company determined that an implied volatility assumption was more representative of how a market participant would value the instruments given the shorter term nature of the warrants. The volatility assumptions used were 36.6% in the first quarter of 2011, 79.1% in 2010 and 77.0% in 2009. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.

The following table presents information about the Company’s equity derivative instruments (in millions) which was a liability at December 31, 2010 and 2009, measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2010
Warrants	$—	$—	$96.2	$96.2
December 31, 2009
Warrants	$—	$—	$56.1	$56.1

The table below presents a reconciliation of the beginning and ending balances of the equity derivative instruments that were included in Other Liabilities at December 31, 2010, having fair value measurements based on significant unobservable inputs (Level 3) (in millions):

Equity Derivative Instruments— Liability
Balance of Level 3 at January 1, 2009	$—
Initial valuation	9.2
Unrealized loss	46.9

Balance of Level 3 at December 31, 2009	$56.1
Unrealized loss	40.1

Balance of Level 3 at December 31, 2010	$96.2
Unrealized gain	(21.9)
Transfer out of liability to paid-in capital	(74.3)

Balance of Level 3 at December 31, 2011	$—

11.    Impairment Charges and Impairment of Joint Venture Investments

Due to the then-continued deterioration of the U.S. capital markets in 2008, the lack of liquidity and the related impact on the real estate market and retail industry that accelerated through the end of 2009, as well as changes in the Company’s hold period assumptions triggered by these factors, the Company determined that certain of its consolidated real estate investments and unconsolidated joint venture investments were impaired. As a result, the Company recorded impairment charges on the following consolidated assets and unconsolidated joint venture investments (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Land held for development(A)	$54.2	$54.3	$—
Undeveloped land(B)	9.0	30.5	0.4
Assets marketed for sale(C)	38.6	—	12.3

Total continuing operations	$101.8	$84.8	$12.7

Sold assets or assets held for sale	24.0	51.8	73.3
Assets formerly occupied by Mervyns(D)	—	35.3	68.7

Total discontinued operations	$24.0	$87.1	$142.0

Joint venture investments(E)	2.9	0.2	184.6

Total impairment charges	$128.7	$172.1	$339.3

(A)

Amounts reported in the year ended December 31, 2011, primarily related to land held for development in Russia (the “Yaroslavl Project”) and Canada that are owned through consolidated joint ventures. The

Company’s proportionate share of the loss was approximately $50.4 million after adjusting for the allocation of loss to the non-controlling interest in certain of the projects. The asset impairments primarily were triggered by the Company’s decision to dispose of its interest in lieu of development for certain of the projects and the related execution of agreements for the sale or partial sale of its interest in these projects. The Company subsequently sold its interest in the land held for development in Brampton, Canada, in the fourth quarter of 2011 to its joint venture partner in the project.

Amounts reported in the year ended December 31, 2010, are primarily related to land held for development in Russia, which is owned through a consolidated joint venture. The Company’s proportionate share of the loss was $41.9 million after adjusting for the allocation of loss to the non-controlling interest. The asset impairments were triggered in the second quarter of 2010 primarily due to a change in the Company’s investment plans for these projects.

(B)	Amounts reported in 2010 include a $19.3 million impairment charge associated with an abandoned development project. A subsidiary of the Company’s TRS acquired a leasehold interest in a development project located in Norwood, Massachusetts, as part of a portfolio acquisition in 2003 and no longer expects to fund the ground rent expense. The ground lease was subsequently terminated in 2011.

(C)	These charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of a sale.

(D)	As discussed in Notes 1 and 12, these assets were deconsolidated in 2010 and all operating results have been reclassified as discontinued operations.

For the years ended December 31, 2010 and 2009, the Company’s proportionate share of these impairment charges was $16.5 million and $33.6 million, respectively, after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During 2010, the Company determined it was no longer committed to the long-term management and investment in these assets. The 2009 impairment charges were triggered primarily due to the Company’s marketing of certain assets for sale combined with the overall economic downturn in the retail real estate environment that existed at the time. A full write-down of this portfolio was not recorded in 2009 due to the Company’s then-holding period assumptions and future investment plans for these assets.

(E)	These charges were recognized because these investments incurred an “other than temporary impairment.”

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

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income. For projects under development, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate. For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt. These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2011, 2010 and 2009. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2011
Long-lived assets held and used and held for sale	$—	$—	$212.0	$212.0	$125.8
Unconsolidated joint venture investments	—	—	5.5	5.5	2.9
December 31, 2010
Long-lived assets held and used	—	—	229.2	229.2	171.9
Unconsolidated joint venture investments	—	—	—	—	0.2
December 31, 2009
Long-lived assets held and used	—	—	251.6	251.6	154.7
Unconsolidated joint venture investments	—	—	96.6	96.6	184.6

12.    Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2011, the Company sold 34 properties that were classified as discontinued operations for the years ended December 31, 2011, 2010 and 2009. The Company has one asset considered held for sale at December 31, 2011.

Included in discontinued operations for the three years ended December 31, 2011, are 97 properties (including the deconsolidated properties noted below). Of these properties, 96 were previously included in the shopping center segment, and one of these properties was previously included in the other investments segment (Note 17). In addition, included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, which primarily represented the activity associated with the joint venture that owns the underlying real estate formerly occupied by Mervyns. The operations of these properties were classified as discontinued operations for all periods presented, as the Company has no significant continuing involvement.

The balance sheet related to the asset held for sale and the operating results related to assets sold, designated as held for sale or deconsolidated as of December 31, 2011, are as follows (in thousands):

December 31, 2011
Land	$1,089
Building	1,178
Fixtures and tenant improvements	1,000

3,267
Less: Accumulated depreciation	(977)

Total real estate held for sale	$2,290

	For the Year Ended December 31,
	2011	2010	2009
Revenues	$27,798	$52,027	$87,323

Operating expenses	10,174	22,112	39,785
Impairment charges	24,029	87,045	141,973
Interest, net	7,500	20,989	33,266
Debt extinguishment costs, net	7,191	409	439
Depreciation and amortization	7,677	17,457	29,744

	56,571	148,012	245,207

Loss from discontinued operations	(28,773)	(95,985)	(157,884)
Gain on deconsolidation of interests	4,716	5,221	—
Gain (loss) on disposition of real estate, net of tax	40,163	5,775	(24,027)

Income (loss) from discontinued operations	$16,106	$(84,989)	$(181,911)

Disposition of Real Estate and Real Estate Investments

The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	For the Year Ended December 31
	2011	2010	2009
Land sales(A)	$(0.4)	$1.0	$4.8
Previously deferred gains and other gains and losses on dispositions(B)	7.5	0.3	4.3

	$7.1	$1.3	$9.1

(A)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(B)	These gains are a result of partial asset sales that did not meet the criteria for discontinued operations and assets that were contributed to joint ventures in prior years.

13.    Transactions with Related Parties

In September 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT Retail Trust (“EDT”) collateralized by equity interests in six shopping center assets managed by the Company. The mezzanine loan bears interest at a fixed rate of 10% and matures in 2017. The Company recorded $3.2 million and $0.9 million in interest income for the year ended December 31, 2011 and 2010, respectively. Although the Company’s interest in EDT was redeemed in 2009, the Company retained two positions on EDT’s board of directors.

In 2009, the Company completed the Otto Transaction (Note 10). Mr. Otto is currently the Chief Executive Officer of ECE Projektmanagement G.m.b.H. & Co. KG (“ECE”), which is a fully integrated international developer, owner and manager of shopping centers. In May 2007, DDR and ECE formed a joint venture to fund investments in new retail developments to be located in western Russia and Ukraine (“ECE Joint Venture”). DDR contributed 75% of the equity of the joint venture, and ECE contributed the remaining 25% of the equity. The Company consolidates this entity. ECE, through its wholly-owned affiliates, was to provide development, property management, leasing and asset management services to the ECE Joint Venture and be paid fees, pursuant to service agreements. In addition, two of the Company’s directors hold various positions with affiliates of ECE, the Otto Family and/or the ECE Joint Venture’s general partner.

In 2011, the ECE Joint Venture entered into an agreement to sell the Yaroslavl Project (Note 11). In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the Yaroslavl Project and will receive fees in exchange for its services. The sale is expected to be finalized in the first quarter of 2012.

In April 2009, the Company entered into a $60 million secured bridge loan with an affiliate of the Otto Family. The bridge loan was repaid in May 2009 with the proceeds of a $60 million collateralized loan also obtained from an affiliate of the Otto Family. The loan had an interest rate of 9% and was collateralized by a shopping center. The Company repaid this loan, at par, in 2010 and paid a prepayment penalty of approximately $0.9 million. The Company paid interest of approximately $1.9 million and $3.9 million on these loans for the years ended December 31, 2010 and 2009, respectively.

The Company leased office space owned by the Company’s former Executive Chairman of the Board’s mother. General and administrative rental expense associated with this office space aggregated $0.5 million for the year ended December 31, 2009. This office lease expired on December 31, 2009.

Transactions with the Company’s equity affiliates are described in Note 2.

14.    Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant approximated 1.9 million common shares at December 31, 2011.

During 2011, 2010 and 2009, approximately $6.8 million, $5.7 million and $17.4 million, respectively, was charged to expense associated with awards under the Company’s equity-based award plans. This charge is included in general and administrative expenses in the Company’s consolidated statements of operations.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof. Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

In previous years, the Company granted options to its directors. Options are no longer granted to the Company’s directors. Such options were granted at the fair market value of the Company’s common shares on the date of grant. All of the options granted to the directors are currently exercisable.

The fair values for option awards granted in 2011, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Weighted-average fair value of grants	$5.63	$5.30	$2.21
Risk-free interest rate (range)	1.4% - 3.0%	1.4% - 2.6%	1.1% - 2.7%
Dividend yield (range)	3.4% - 4.9%	4.2% - 5.6%	8.6% - 24.9%
Expected life (range)	7 years	4 - 5 years	3 - 6 years
Expected volatility (range)	52.1% - 69.0%	87.0% - 97.8%	58.0% - 93.8%

The risk-free rate was based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the award. The expected life of the award was derived by referring to actual exercise experience. The expected volatility of the stock was derived by using a 50/50 blend of implied and historical changes in the Company’s historical stock prices over a time frame consistent with the expected life of the award.

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	Number of Options
	Employees	Directors
	(thousands)
Balance December 31, 2008	2,185	32	$41.97
Granted	1,415	—	6.00
Exercised	(149)	—	5.83
Forfeited	(121)	(10)	25.10

Balance December 31, 2009	3,330	22	$29.02
Granted	373	—	10.37
Exercised	(212)	—	6.02
Forfeited	(268)	(2)	30.21

Balance December 31, 2010	3,223	20	$28.28
Granted	276	—	13.72
Exercised	(192)	—	6.39
Forfeited	(624)	(10)	41.02

Balance December 31, 2011	2,683	10	$25.35	5.8	$5,552

Options exercisable at December 31,
2011	2,230	10	$28.00	5.2	$5,177
2010	2,900	20	$30.27	5.8	$8,035
2009	3,329	22	$29.02	6.8	$3,947

The following table summarizes the characteristics of the options outstanding at December 31, 2011 (in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding as of 12/31/11	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
				Options Exercisable
				Exercisable as of 12/31/11	Weighted- Average Exercise Price
$ 0.00-$6.50	813	6.8	$6.01	813	$6.01
$ 6.51-$12.50	298	8.2	10.33	95	10.34
$12.51-$29.50	385	6.2	16.95	135	22.71
$29.51-$49.50	827	4.2	38.22	827	38.22
$49.51-$69.50	370	4.8	59.88	370	59.88

	2,693	5.8	$25.35	2,240	$28.00

The following table reflects the activity for unvested stock option awards for the years ended (in thousands):

	Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	323	$5.22
Granted	276	5.42
Vested	(104)	5.23
Forfeited	(42)	5.23

Unvested at December 31, 2011	453	$5.34

As of December 31, 2011, total unrecognized stock option compensation cost granted under the plans was $1.7 million and is expected to be recognized over a weighted-average 1.8-year term.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2011, was approximately $1.4 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2011, was approximately $2.0 million. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2011, 2010 and 2009, the Board of Directors approved grants of 238,365; 573,100 and 2,109,798 restricted common shares, respectively, to executives of the Company. The restricted stock grants generally vest in equal annual amounts over a four-year period. Restricted shares awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $5.08 to $14.42, which was equal to the market value of the Company’s common shares at the date of grant. In 2011, 2010 and 2009, grants of 53,298; 72,901 and 111,181 common shares, respectively, were issued as compensation to the Company’s outside directors. These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2011 (awards in thousands):

	Awards	Weighted- average Grant Date Fair Value
Unvested at December 31, 2010	1,146	$6.97
Granted	238	13.73
Vested	(508)	6.91
Forfeited	(148)	6.41

Unvested at December 31, 2011	728	$9.31

As of December 31, 2011, total unrecognized compensation of restricted stock award arrangements granted under the plans was $6.8 million and is expected to be recognized over a weighted-average, 2.7-year term.

Value Sharing Equity Program

In July 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “VSEP”) and the grant of awards to certain of the Company’s executives. The VSEP is designed to allow the Company to reward participants with a portion of “Value Created” (as described below).

On six specified measurement dates (July 31, 2010, January 31, 2011, July 31, 2011, January 31, 2012, July 31, 2012 and December 31, 2012), the Company will measure the Value Created during the period between the start of the VSEP and the applicable measurement date. Value Created is measured as the increase in the Company’s market capitalization (i.e., the product of the Company’s share price and the number of shares outstanding as of the measurement date), as adjusted for any equity issuances or equity repurchases between the start of the VSEP and the applicable measurement date.

Each participant was assigned a “percentage share” of the Value Created. After the first measurement date, each participant will receive a number of the Company’s common shares with an aggregate value equal to two-sevenths of the participant’s percentage share of the Value Created. After each of the next four measurement dates, each participant will receive a number of Company shares with an aggregate value equal to three-sevenths, then four-sevenths, then five-sevenths and then six-sevenths of the participant’s percentage share of the Value Created. After the final measurement date, each participant will receive a number of the Company’s common shares with an aggregate value equal to the participant’s full percentage share of the Value Created. For each measurement date, however, the number of the Company’s common shares awarded to a participant will be reduced by the number of the Company’s common shares previously earned by the participant as of prior measurement dates. This will keep the participants from benefiting more than once for increases in the shares price of the Company’s common shares that occurred during earlier measurement periods.

The Company’s common shares granted to a participant will then be subject to an additional time-based vesting period. During this period, the Company’s common shares will generally vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant.

The fair value of the VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	1.9%
Dividend yield	6.2%
Expected life	3.4 years
Expected volatility	88%

The following table reflects the activity for unvested VSEP awards for the year ended (in thousands):

	Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	714	$11.35
Granted	1,442	14.16
Vested	(764)	13.09
Forfeited	(210)	12.94

Unvested at December 31, 2011	1,182	$13.34

As of December 31, 2011, $4.7 million of total unrecognized compensation costs was related to the two market-metric components associated with the awards granted under the VSEP and are expected to be recognized over the remaining five-year term, which includes the vesting period.

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

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2011, 2010 and 2009, were $1.1 million, $1.1 million and $1.0 million, respectively. The 401(k) plan is fully funded at December 31, 2011.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan (“Elective Deferred Compensation Plan”) for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million for both of the years ended December 31, 2011 and 2010 (not material in 2009). At December 31, 2011 and 2010, deferred compensation under the Elective Deferred Compensation Plan aggregated approximately $2.7 and $2.8 million, respectively. The Elective Deferred Compensation Plan is fully funded at December 31, 2011.

Equity Deferred Compensation Plan

The Company maintains the DDR Corp. Equity Deferred Compensation Plan (the “Equity Deferred Compensation Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares. At December 31, 2011 and 2010, there were 0.4 million common shares of the Company in the Equity Deferred Compensation Plan valued at $4.9 million and $5.5 million, respectively. The Equity Deferred Compensation Plan was fully funded at December 31, 2011.

Vesting of restricted shares grants of approximately 0.1 million, 0.1 million and 0.2 million common shares in 2011, 2010 and 2009, respectively, was deferred through the Equity Deferred Compensation Plan. The Company recorded $1.4 million, $1.2 million and $6.7 million in 2011, 2010 and 2009, respectively, in equity as deferred compensation obligations for the vested restricted shares deferred into the Equity Deferred Compensation Plan.

In 2011 and 2010, certain officers elected to have their deferred compensation distributed, which resulted in a reduction of the deferred obligation of approximately $2.3 million and $5.5 million, respectively. In 2009, in accordance with the transition rules under Section 409A of the Internal Revenue Code and the change in control that occurred in September 2009, certain officers and directors elected to have their deferrals distributed, which resulted in a reduction of the deferred obligation and a corresponding increase in paid-in capital of approximately $2.8 million.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. At December 31, 2011 and 2010, there were 0.3 million common shares of the Company in the Directors Plan valued at $3.7 million in both years. The Directors Plan was fully funded at December 31, 2011.

15.    Earnings and Dividends Per Share

The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
	2011	2010	2009
Basic Earnings:
Continuing Operations:
Loss from continuing operations	$(42,582)	$(164,050)	$(230,856)
Plus: Gain on disposition of real estate	7,079	1,318	9,127
Plus: Income (loss) attributable to non-controlling interests	3,543	12,071	(711)

Loss from continuing operations attributable to DDR	(31,960)	(150,661)	(222,440)
Write-off of preferred share original issuance costs	(6,402)	—	—
Preferred dividends	(31,587)	(42,269)	(42,269)

Basic — Loss from continuing operations attributable to DDR common shareholders	(69,949)	(192,930)	(264,709)
Less: Earnings attributable to unvested shares and operating partnership units	(488)	(155)	(259)

Basic — Loss from continuing operations	$(70,437)	$(193,085)	$(264,968)
Discontinued Operations:
Income (loss) from discontinued operations	16,106	(84,989)	(181,911)
Plus: Income attributable to non-controlling interests	—	26,292	47,758

Basic — Income (loss) from discontinued operations	16,106	(58,697)	(134,153)

Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(54,331)	$(251,782)	$(399,121)

	For the Year Ended December 31,
	2011	2010	2009
Diluted Earnings:
Continuing Operations:
Basic — Loss from continuing operations attributable to DDR common shareholders	$(69,949)	$(192,930)	$(264,709)
Less: Fair value of Otto Family warrants	(21,926)	—	—
Less: Earnings attributable to unvested shares and operating partnership units	(488)	(155)	(259)

Diluted — Loss from continuing operations	$(92,363)	$(193,085)	$(264,968)

Discontinued Operations:
Basic — Income (loss) from discontinued operations	16,106	(58,697)	(134,153)

Diluted — Net loss attributable to DDR common shareholders after allocation to participating securities	$(76,257)	$(251,782)	$(399,121)

Number of Shares:
Basic — Average shares outstanding	270,278	244,712	158,816

Effective of dilutive securities — Warrants	1,194	—	—

Diluted — Average shares outstanding	271,472	244,712	158,816

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.26)	$(0.79)	$(1.67)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)

Net loss attributable to DDR common shareholders	$(0.20)	$(1.03)	$(2.51)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.34)	$(0.79)	$(1.67)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.06	(0.24)	(0.84)

Net loss attributable to DDR common shareholders	$(0.28)	$(1.03)	$(2.51)

Basic average shares outstanding do not include restricted shares totaling 1,912,736; 1,860,064 and 1,143,000 that were not vested at December 31, 2011, 2010, and 2009, respectively.

Dilutive Securities:

•

Warrants to purchase 10.0 million common shares issued in 2009 were dilutive for 2011 and are included in the calculation of diluted EPS. In 2010 and 2009, these warrants were not included in the computation of diluted EPS, as the warrants were anti-dilutive. The warrants were exercised in March 2011. The 15.0 million common shares issued in May 2009 and the 15.0 million common shares issued in September 2009 related to the Otto Transaction were included in basic and diluted EPS from the date of issuance (Note 10).

Anti-Dilutive Securities:

•

Options to purchase 2.7 million, 3.2 million and 3.4 million common shares were outstanding at December 31, 2011, 2010 and 2009, respectively (Note 14). These outstanding options were not considered in the computation of diluted EPS for all of the periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

Shares subject to issuance under the Company’s VSEP (Note 14) were not included in the computation of diluted EPS for all periods presented because the shares were considered anti-dilutive due to the Company’s loss from continuing operations.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2011, 2010 or 2009 because the effect of assuming conversion was anti-dilutive (Note 10).

•

The Company’s two series of Senior Convertible Notes due 2012 and 2040, which are convertible into common shares of the Company with conversion prices of approximately $74.56 and $16.19, respectively, at December 31, 2011, were not included in the computation of diluted EPS for 2011, 2010 and 2009 because the Company’s common share price did not exceed the conversion prices of the conversion features (Note 7) in these periods and would therefore be anti-dilutive. The Senior Convertible Notes due 2040 were not outstanding at December 31, 2009. The Company’s Senior Convertible Notes due 2011, which were convertible into common shares of the Company at a conversion price of approximately $64.23 at December 31, 2010 and 2009, were not included in the computation of diluted EPS for 2011, 2010 and 2009 because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The Senior Convertible Notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to two of the Senior Convertible Notes due 2011 and 2012 were not included in the computation of diluted EPS for all periods presented, as the purchase options were anti-dilutive.

•

The forward equity agreement entered into in March 2011 for 9.5 million common shares was not included in the computation of diluted EPS using the treasury stock method for the year ended December 31, 2011, due to the Company’s loss from continuing operations. These shares were issued in April 2011. This agreement was not in effect in 2010 and 2009.

16.    Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2011, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2011, the Company has taxable REIT subsidiaries that generate taxable income from non-REIT activities and is subject to federal, state and local income taxes.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its TRS to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT.

At December 31, 2011, 2010 and 2009, the tax cost basis of assets was approximately $8.5 billion, $8.6 billion and $9.0 billion, respectively. For the years ended December 31, 2011 and 2010, the Company recorded a net refund of approximately $0.5 million and $2.1 million, respectively. For the year ended December 31, 2009, the Company paid taxes of approximately $2.8 million. These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Book income (loss) before income taxes	$4,738	$(22,843)	$(19,104)

Components of income tax expense (benefit) are as follows:

Current:
Federal	$351	$(1,775)	$(1,614)
State and local	—	—	—

	351	(1,775)	(1,614)

Deferred:
Federal	—	45,311	(5,810)
State and local	—	6,663	(855)

	—	51,974	(6,665)

Total expense (benefit)	$351	$50,199	$(8,279)

At December 31, 2011, the Company had net deferred tax assets of approximately $57.6 million, which included $25.7 million attributed to net operating loss carryforwards that expire in varying amounts between the years 2017 through 2030. Realization of the net deferred tax assets is dependent on the existence of significant positive evidence, such as the Company’s ability to generate sufficient income to utilize the deferred tax assets within the relevant carryforward periods.

Over the past several years, the Company has initiated various tax actions within the TRS that generated income (“Tax Actions”). These Tax Actions were initiated based upon management’s expectations of the REIT’s future liquidity and cash flow strategies. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Due to the Company’s continued progress in raising capital over the past several years and expected improvements within its core operating results, it discontinued initiating these actions during the second half of 2010 and expects that it is unlikely that these Tax Actions will be used in future periods. In addition, throughout 2010, the Company continued to experience unexpected adverse charges within its TRS. During the fourth quarter of 2010, the TRS recorded an impairment charge of $19.3 million and a $3.0 million lease liability charge related to a development project that the Company no longer planned to pursue, which resulted in a loss within the TRS for the year ended December 31, 2010. As of December 31, 2010, the Company had a three-year cumulative pre-tax book loss, adjusted for permanent differences. This, in conjunction with the historical and continued volatility of the activities within the TRS, is sufficient negative evidence that a future benefit of the deferred tax asset may not exist. As such, management believed that it was more-likely-than-not that the deferred tax assets would not be used in future years, and, accordingly, a full valuation allowance against those deferred tax assets was recorded at December 31, 2010. The valuation allowance balances as of December 31, 2011 and 2010 were $57.6 million and $58.3 million, respectively.

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2011	2010		2009
Statutory rate of 34% applied to pre-tax income (loss)	$1,611	$(7,767)		$(6,495)
Effect of state and local income taxes, net of federal tax benefit	237	(1,142)		(955)
Valuation allowance (decrease) increase	(715)	58,322		—
Other	(782)	786		(829)

Total expense (benefit)	$351	$50,199		$(8,279)

Effective tax rate	7.40%	(219.76	)%(A)	43.34%

(A)	The 2010 effective tax rate includes the impact from the recording of the valuation allowance in the fourth quarter 2010. Without this impact, the effective tax rate was approximately 37.59%.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Deferred tax assets	$58,297	$58,923	$52,671
Deferred tax liabilities	(690)	(601)	(775)
Valuation allowance	(57,607)	(58,322)	—

Net deferred tax asset(A)	$—	$—	$51,896

(A)	The components of the net deferred tax assets are primarily attributable to net operating losses, interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net loss attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
GAAP net loss attributable to DDR	$(15,854)	$(209,358)	$(356,593)
Plus: Book depreciation and amortization(A)	222,751	217,035	221,119
Less: Tax depreciation and amortization(A)	(181,935)	(179,377)	(171,684)
Book/tax differences on gains/losses from capital transactions	(116,395)	(103,331)	(131,909)
Joint venture equity in earnings (loss), net(A)	19,190	(28,659)	(4,194)
Dividends from subsidiary REIT investments	954	1,609	2,833
Deferred income	(4,327)	1,937	(2,734)
Compensation expense	(17,614)	1,199	19,122
Impairment charges	128,765	172,127	339,303
Equity derivative instrument valuation	(21,926)	40,157	199,797
Senior Convertible Notes interest expense	14,914	8,204	12,238
Miscellaneous book/tax differences, net	(12,131)	(12,007)	(24,838)

Taxable income (loss) before adjustments	16,392	(90,464)	102,460
Less: Taxable loss carried forward(B)	—	90,464	—

Taxable income subject to the 90% dividend requirement	$16,392	$—	$102,460

(A)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings (loss), net.”

(B)	The Company has net operating loss carryforwards expiring in 2030 of approximately $90.5 million that can offset future undistributed taxable income.

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Dividends paid(A)	$75,253	$61,204	$102,460
Less: Dividends designated to prior year	(6,967)	(6,967)	(6,967)
Plus: Dividends designated from the following year	6,967	6,967	6,967
Less: Return of capital	(58,861)	(61,204)	—

Dividends paid deduction	$16,392	$—	$102,460

(A)	Dividends paid in 2009 include stock dividends distributed under IRS Revenue Procedure 2009-15.

The dividends declared in the fourth quarter with respect to the Company’s common share dividends for the years ended December 31, 2011, 2010 and 2009, have been allocated and reported to shareholders in the subsequent year. The tax characterization of common share dividends per share as reported to shareholders for the years ended December 31, 2011, 2010, and 2009, are summarized as follows:

2011 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2010	01/05/11	$—	$—	$0.0200	$0.0200
1st quarter	04/05/11	—	—	0.0400	0.0400
2nd quarter	07/06/11	—	—	0.0400	0.0400
3rd quarter	10/11/11	—	—	0.0600	0.0600
4th quarter	01/06/12	—	—	—	—

		$—	$—	$0.1600	$0.1600

2010 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2009	01/06/10	$—	$—	$0.0200	$0.0200
1st quarter	04/06/10	—	—	0.0200	0.0200
2nd quarter	07/07/10	—	—	0.0200	0.0200
3rd quarter	10/05/10	—	—	0.0200	0.0200
4th quarter	01/05/11	—	—	—	—

		$—	$—	$0.0800	$0.0800

2009 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
1st quarter	04/21/09	$0.2000	$—	$—	$0.2000
2nd quarter	07/21/09	0.2000	—	—	0.2000
3rd quarter	10/15/09	0.0200	—	—	0.0200
4th quarter	01/06/10	—	—	—	—

		$0.4200	$—	$—	$0.4200

17.    Segment Information

The Company has three reportable operating segments: shopping centers, Brazil equity investment and other investments. Each consolidated shopping center is considered a separate operating segment and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The following table summarizes the Company’s shopping centers and office properties, including those in Brazil:

	December 31,
	2011	2010	2009
Shopping centers owned	432	478	567
Unconsolidated joint ventures	177	189	223
Consolidated joint ventures	2	3	34
States(A)	38	39	43
Office properties	5	6	6
States	3	4	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable operating segments reflecting the impact of discontinued operations (Note 12) (in thousands):

	For the Year Ended December 31, 2011
	Other Investments	Shopping Centers	Brazil Equity Investments	Other	Total
Total revenues	$5,499	$765,519			$771,018
Operating expenses(A)	(1,692)	(335,920)			(337,612)

Net operating income	3,807	429,599			433,406
Unallocated expenses(B)				$(486,801)	(486,801)
Equity in net (loss) income of joint ventures		(6,747)	$20,481		13,734
Impairment of joint venture investments					(2,921)

Loss from continuing operations					$(42,582)

Total gross real estate assets	$47,722	$8,222,384			$8,270,106

	For the Year Ended December 31, 2010
	Other Investments	Shopping Centers	Brazil Equity Investment	Other	Total
Total revenues	$5,190	$757,867			$763,057
Operating expenses(A)	(2,056)	(315,149)			(317,205)

Net operating income	3,134	442,718			445,852
Unallocated expenses(B)				$(615,275)	(615,275)
Equity in net (loss) income of joint ventures		(4,958)	$10,558		5,600
Impairment of joint venture investments					(227)

Loss from continuing operations					$(164,050)

Total gross real estate assets	$49,607	$8,361,632			$8,411,239

	For the Year Ended December 31, 2009
	Other Investments	Shopping Centers	Brazil Equity Investment	Other	Total
Total revenues	$5,358	$750,628			$755,986
Operating expenses(A)	(2,331)	(232,940)			(235,271)

Net operating income	3,027	517,688			520,715
Unallocated expenses(B)				$(557,254)	(557,254)
Equity in net (loss) income of joint ventures		(19,239)	$9,506		(9,733)
Impairment of joint venture investments					(184,584)

Loss from continuing operations					$(230,856)

Total gross real estate assets	$49,637	$8,773,300			$8,822,937

(A)	Includes impairment charges of $101.8 million, $84.8 million and $12.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(B)	Unallocated expenses consist of general and administrative expenses, interest income, interest expense, other income/expense, tax benefit/expense and depreciation and amortization as listed in the consolidated statements of operations.

18.    Subsequent Events

Financing Activity

In January 2012, the Company entered into a $250 million unsecured term loan (“Term Loan”), which consists of a $200 million tranche that bears interest at an annual rate of LIBOR plus 210 basis points and matures on January 31, 2019, and a $50 million tranche that currently bears interest at an annual rate of LIBOR plus 170 basis points and matures on January 31, 2017. Additionally, the Company entered into interest rate swaps on the $200 million tranche to fix the interest rate at 3.64%. Borrowings on the Term Loan bear interest at LIBOR plus a margin based upon DDR’s long-term senior unsecured debt ratings.

Investment Activity

In January 2012, affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) formed a joint venture that is expected to acquire a portfolio of 46 shopping centers owned by EPN Group and managed by the Company. The transaction is valued at approximately $1.4 billion, including assumed debt of $640 million and at least $305 million of anticipated new financings. An affiliate of Blackstone will own 95% of the common equity of the joint venture, and the remaining 5% interest will be owned by an affiliate of the Company. The Company is also expected to invest $150 million in preferred equity in the venture with a fixed dividend rate of 10%, and will continue to provide leasing and property management services. In addition, the Company will have the right of first offer to acquire ten of the assets under specified conditions.

In connection with the transaction described above, in January 2012 the Company entered into forward sale agreements with respect to 18,975,000 of its common shares at a price of $12.95 per share. Subject to the Company’s right to elect cash or net share settlement, the Company expects to physically settle the forward sale agreements on or about June 29, 2012. The Company expects to use the net proceeds to fund its investment in the joint venture with an affiliate of Blackstone as described above.

19.    Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	First	Second		Third	Fourth		Total
2011
Revenues	$193,636	$191,017		$191,821	$194,544		$771,018
Net income (loss) attributable to DDR	35,312	(13,383)		(42,989)	5,206	(A)	(15,854)
Net income (loss) attributable to DDR common shareholders	24,745	(26,871)		(49,956)	(1,761	)(A)	(53,843)
Basic:
Net income (loss) per common share attributable to DDR common shareholders	$0.10	$(0.10)		$(0.18)	$(0.01)		(0.20)
Weighted-average number of shares	255,966	274,299		274,639	274,718		270,278
Diluted:
Net income (loss) per common share attributable to DDR common shareholders	$0.01	$(0.10)		$(0.18)	$(0.01)		(0.28)
Weighted-average number of shares	262,581	274,299		274,639	274,718		271,472
2010
Revenues	$192,355	$188,873		$188,371	$193,458		$763,057
Net loss attributable to DDR	(24,247)	(86,575)		(14,310)	(84,226	)(A)	(209,358)
Net loss attributable to DDR common shareholders	(34,814)	(97,143)		(24,877)	(94,793	)(A)	(251,627)
Basic:
Net loss per common share attributable to DDR common shareholders	$(0.15)	$(0.39)		$(0.10)	$(0.37)		$(1.03)
Weighted-average number of shares	227,133	248,533		249,139	253,872		244,712
Diluted:
Net loss per common share attributable to DDR common shareholders	$(0.15)	$(0.47	)(B)	$(0.10)	$(0.37)		$(1.03)
Weighted-average number of shares	227,133	253,539		249,139	253,872		244,712

(A)	Includes impairment charges of $47.4 million and $29.1 million for the three months ended December 31, 2011 and 2010, respectively, and an adjustment to the tax valuation allowance of $58.3 million (Note 16) for the three months ended December 31, 2010. In addition, the Company recorded an aggregate gain on sale of real estate, including discontinued operations, of $54.3 million (Note 12) for the three months ended December 31, 2011.

(B)	For the three-month period ended June 30, 2010, the Company’s quarterly report on Form 10-Q excluded the dilutive effect of the warrants and thus overstated diluted EPS. Management has concluded that the impact on its diluted EPS resulting from this error was not material. The revision to the amounts above for the three-month period ended June 30, 2010, decreased previously reported diluted EPS by $0.08.

SCHEDULE II

DDR Corp.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions		Balance at End of Year
Year ended December 31, 2011
Allowance for uncollectible accounts(A)	$36,794	$14,631	(B)	$(18,134	)(C)	$33,291

Valuation allowance for deferred tax assets	$58,322	$—		$(715)		$57,607

Year ended December 31, 2010
Allowance for uncollectible accounts(A)	$43,763	$13,588		$(20,557)		$36,794

Valuation allowance for deferred tax assets	$—	$58,322	(D)	$—		$58,322

Year ended December 31, 2009
Allowance for uncollectible accounts(A)	$39,008	$21,218	(B)	$(16,463)		$43,763

(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Includes loan loss reserves of approximately $5.0 million and $5.4 million for the years ended December 31, 2011 and 2009, respectively. Excludes the impairment charge of $1.6 million on a construction loan advanced to a joint venture for the year ended December 31, 2011, and $66.9 million on the Bloomfield Loan recorded for the year ended December 31, 2009.
(C)	Includes reversal of loan loss reserves as described in Note 4.
(D)	Valuation allowance as discussed further in Note 16.

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Bayamon, PR	$132,074	$152,441	$0	$132,759	$158,169	$290,928	$34,714	$256,214	$0	S/L 31.5	2005(A)
Carolina, PR	28,522	76,947	0	28,601	80,479	109,080	17,500	91,580	57,500	S/L 31.5	2005(A)
Humacao, PR	16,386	74,059	0	16,386	81,569	97,955	18,648	79,307	0	S/L 31.5	2005(A)
Isabela, PR	8,175	41,094	0	8,236	42,858	51,094	9,674	41,420	22,936	S/L 31.5	2005(A)
San German, PR	3,215	24	0	3,215	41	3,256	27	3,229	0	S/L 31.5	2005(A)
Cayey, PR	18,226	25,101	0	18,226	25,101	43,327	5,776	37,551	21,715	S/L 31.5	2005(A)
Bayamon, PR	91,645	98,007	0	92,027	106,320	198,347	23,039	175,308	109,500	S/L 31.5	2005(A)
San Juan, PR	10,338	23,285	0	10,338	29,752	40,090	6,011	34,079	0	S/L 31.5	2005(A)
Bayamon, PR	4,294	11,987	0	4,584	19,191	23,775	3,011	20,764	0	S/L 31.5	2005(A)
Arecibo, PR	7,965	29,898	0	8,094	31,215	39,309	7,072	32,237	0	S/L 31.5	2005(A)
Hatillo, PR	101,219	105,465	0	101,219	120,503	221,722	25,599	196,123	0	S/L 31.5	2005(A)
Vega Baja, PR	7,076	18,684	0	7,076	18,789	25,865	4,266	21,599	0	S/L 31.5	2005(A)
Guayama, PR	1,960	18,721	0	1,960	19,473	21,433	4,305	17,128	12,201	S/L 31.5	2005(A)
Fajardo, PR	4,376	41,199	0	4,376	41,592	45,968	9,318	36,650	26,108	S/L 31.5	2005(A)
San German, PR	6,470	20,751	0	6,470	21,163	27,633	4,830	22,803	0	S/L 31.5	2005(A)
Brandon, FL	0	4,111	0	0	6,343	6,343	5,130	1,213	0	S/L 30.0	1972(C)
Stow, OH	993	9,028	0	993	34,997	35,990	13,729	22,261	0	S/L 30.0	1969(C)
Westlake, OH	424	3,803	203	424	10,339	10,763	6,221	4,542	0	S/L 30.0	1974(C)
E. Norrition, PA	70	4,698	233	70	8,826	8,896	6,695	2,201	0	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,361	5,498	2,278	3,220	0	S/L 31.5	1995(A)
Homestead, FL	23,390	59,639	0	23,390	59,639	83,029	3,781	79,248	0	S/L 31.5	2008(C)
Tarpon Springs, FL	146	7,382	81	146	9,165	9,311	6,541	2,770	0	S/L 30.0	1974(C)
McHenry, IL	963	3,949	0	11,449	45,671	57,120	5,980	51,140	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	26,743	106,979	133,722	13,916	119,806	0	S/L 31.5	2006(C)
San Antonio, TX	2,976	21,033	0	2,976	28,917	31,893	3,447	28,446	0	S/L 31.5	2007(C)
Starkville, MS	703	6,921	0	703	6,921	7,624	3,342	4,282	0	S/L 31.5	1994(A)
Gulfport, MS	0	36,370	0	0	51,500	51,500	15,336	36,164	24,429	S/L 31.5	2003(A)
Tupelo, MS	2,213	14,979	0	2,213	18,849	21,062	9,213	11,849	0	S/L 31.5	1994(A)
Jacksonville, FL	2,714	9,425	0	2,714	9,820	12,534	5,470	7,064	0	S/L 31.5	1995(A)
Long Beach, CA	0	111,512	0	0	144,060	144,060	35,906	108,154	0	S/L 31.5	2005(C)
Brunswick, ME	3,796	15,459	0	3,796	20,308	24,104	8,911	15,193	0	S/L 31.5	1973(C)
Oceanside, CA	0	10,643	0	0	14,352	14,352	4,943	9,409	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,696	5,828	1,070	4,758	2,893	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,462	51,341	60,803	16,764	44,039	0	S/L 31.5	2001(C)
Pasadena, CA	46,957	101,475	2,053	46,957	105,943	152,900	21,388	131,512	79,100	S/L 31.5	2003(A)
Salisbury, MD	2,070	12,495	278	2,071	13,057	15,128	4,505	10,623	8,669	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	10,076	10,551	5,514	5,037	0	S/L 31.5	1994(A)
Apex, NC	9,576	43,619	0	10,521	54,540	65,061	8,649	56,412	0	S/L 31.5	2006(C)
Erie, PA	6,373	19,201	0	6,373	47,186	53,559	21,647	31,912	0	S/L 31.5	1995(C)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years) (1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Erie, PA	0	2,564	13	723	3,842	4,565	3,322	1,243	0	S/L 30.0	1973(C)
San Francisco, CA	10,464	25,730	0	10,464	25,730	36,194	5,926	30,268	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	2,253	3,283	4,263	S/L 31.5	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	19,548	38,249	3,582	34,667	17,483	S/L 31.5	1999(A)
Macedonia, OH	11,582	34,323	0	11,582	34,323	45,905	3,758	42,147	20,676	S/L 31.5	1994(C)
Huber Hts, OH	757	14,469	0	757	25,273	26,030	11,363	14,667	0	S/L 31.5	1993(A)
Boardman, OH	8,152	27,983	0	8,152	28,483	36,635	12,884	23,751	25,717	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,652	27,872	8,636	19,236	0	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	13,902	16,301	8,403	7,898	0	S/L 31.5	1993(A)
Bedford, IN	706	8,425	6	1,067	10,581	11,648	5,714	5,934	0	S/L 31.5	1993(A)
Sunset Hills, MO	12,791	38,404	0	13,403	44,930	58,333	20,300	38,033	27,781	S/L 31.5	1998(A)
Brentwood, MO	10,018	32,053	0	10,018	32,625	42,643	14,095	28,548	32,640	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	14,035	18,254	6,118	12,136	7,096	S/L 31.5	1998(A)
Des Peres, MO	2,775	8,370	0	2,775	10,289	13,064	4,784	8,280	0	S/L 31.5	1998(A)
Springfield, MO	0	2,048	0	0	2,518	2,518	975	1,543	0	S/L 31.5	1998(A)
St. Louis, MO	4,159	3,818	0	6,051	7,824	13,875	2,107	11,768	0	S/L 31.5	2004(C)
Aurora, OH	832	7,560	0	1,592	13,631	15,223	5,953	9,270	0	S/L 31.5	1995(C)
Nampa, ID	1,395	8,563	0	9,609	91,593	101,202	5,463	95,739	0	S/L 31.5	2007(A)
Idaho Falls, ID	1,302	5,703	0	1,418	6,455	7,873	3,191	4,682	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	15,960	17,749	8,149	9,600	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,259	7,689	5,511	2,178	0	S/L 30.0	1983(A)
Simpsonville, SC	417	6,563	0	417	6,752	7,169	3,886	3,283	0	S/L 31.5	1994(A)
Camden, SC	627	7,519	7	1,021	11,576	12,597	5,934	6,663	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	0	1,081	16,858	17,939	9,789	8,150	10,873	S/L 31.5	1993(A)
Mt. Pleasant, SC	2,430	10,470	0	2,430	19,814	22,244	8,561	13,683	11,903	S/L 31.5	1995(A)
Sault St. Marie, MI	1,826	13,710	0	1,826	15,639	17,465	8,329	9,136	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	4,139	4,266	2,449	1,817	0	S/L 31.5	1993(A)
Grand Rapids, MI	1,926	8,039	0	1,926	9,984	11,910	4,610	7,300	0	S/L 31.5	1995(A)
Houghton, MI	100	7,301	1,821	100	11,726	11,826	11,190	636	0	S/L 30.0	1980(C)
Howell, MI	332	11,938	0	332	15,836	16,168	8,479	7,689	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	1,142	14,885	16,027	7,766	8,261	0	S/L 31.5	1993(A)
Meridian, ID	24,591	31,779	0	24,841	61,068	85,909	17,109	68,800	37,200	S/L 31.5	2001(C)
Midvale, UT	25,662	56,759	0	28,395	82,808	111,203	28,087	83,116	0	S/L 31.5	1998(A)
Taylorsville, UT	24,327	53,686	0	31,368	76,896	108,264	30,136	78,128	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,266	18,694	5,794	12,900	0	S/L 31.5	1998(A)
Riverdale, UT	24,755	45,635	0	24,755	52,780	77,535	20,046	57,489	0	S/L 31.5	1998(A)
Bemidji, MN	436	8,229	500	436	11,681	12,117	9,134	2,983	0	S/L 30.0	1977(C)
Salt Lake City, UT	2,801	5,997	0	2,801	6,956	9,757	2,850	6,907	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	8,305	8,682	16,987	3,800	13,187	0	S/L 31.5	1998(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Birmingham, AL	1,007	13,798	0	1,007	13,798	14,805	11,844	2,961	0	S/L 31.5	1994(A)
Birmingham, AL	10,573	26,002	0	11,434	52,161	63,595	22,400	41,195	24,476	S/L 31.5	1995(A)
Valencia, CA	0	15,784	0	0	15,784	15,784	2,559	13,225	0	S/L 31.5	2006(A)
Allentown, PA	4,408	4,707	0	4,408	4,707	9,115	1,222	7,893	0	S/L 31.5	2004(A)
Grand Rapids, MI	1,454	9,284	0	1,454	14,091	15,545	4,282	11,263	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	0	14,369	45,457	59,826	10,626	49,200	18,057	S/L 31.5	2004(A)
Wilmington, NC	4,287	16,852	1,183	4,287	34,142	38,429	18,630	19,799	24,500	S/L 31.5	1989(C)
Spring Hill, FL	1,084	4,816	266	2,096	11,348	13,444	6,302	7,142	3,690	S/L 30.0	1988(C)
Tiffin, OH	168	5,908	435	168	6,659	6,827	5,895	932	0	S/L 30.0	1980(C)
Broomfield, CO	13,707	31,809	0	13,707	43,680	57,387	11,404	45,983	0	S/L 31.5	2003(A)
Centennial, CO	7,833	35,550	0	8,082	57,273	65,355	23,596	41,759	0	S/L 31.5	1997(C)
New Bern, NC	441	6,575	0	441	6,575	7,016	3,397	3,619	0	S/L 31.5	1989(C)
Princeton, NJ	7,121	29,783	0	7,121	37,507	44,628	15,227	29,401	0	S/L 31.5	1998(A)
Princeton, NJ	6,327	44,466	0	7,343	56,114	63,457	18,246	45,211	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,312	41,664	11,272	30,392	30,000	S/L 31.5	2000(C)
Russellville, AR	606	13,391	0	606	18,064	18,670	8,136	10,534	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	19,700	20,607	8,861	11,746	0	S/L 31.5	1994(A)
Ottumwa, IA	139	8,564	103	139	11,762	11,901	8,539	3,362	0	S/L 31.5	1990(C)
Washington, NC	878	3,118	34	878	6,132	7,010	2,873	4,137	0	S/L 31.5	1990(C)
Littleton, CO	12,249	50,709	0	12,621	55,478	68,099	16,930	51,169	42,200	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	14,138	16,348	9,385	6,963	0	S/L 31.5	1990(C)
San Antonio, TX	3,475	37,327	0	3,537	39,907	43,444	11,774	31,670	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	10,236	11,455	5,547	5,908	0	S/L 31.5	1986(C)
Denver, CO	2,987	11,950	0	2,987	11,950	14,937	9,762	5,175	0	S/L 31.5	2001(A)
Silver Springs, MD	7,476	20,980	0	7,476	25,912	33,388	9,687	23,701	0	S/L 31.5	2001(A)
Dublin, OH	3,609	11,546	0	3,609	14,248	17,857	5,298	12,559	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	706	1,407	0	S/L 31.5	1998(A)
Barboursville, WV	0	1,417	2	0	1,977	1,977	837	1,140	0	S/L 31.5	1998(A)
Columbus, OH	11,087	44,494	0	12,243	52,877	65,120	21,589	43,531	0	S/L 31.5	1998(A)
Freehold, NJ	2,460	2,475	0	3,166	3,267	6,433	307	6,126	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,861	11,051	2,031	9,020	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	3,230	4,018	973	3,045	0	S/L 31.5	2003(A)
Ocala, FL	1,916	3,893	0	1,916	6,012	7,928	1,539	6,389	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	7,297	9,178	1,788	7,390	0	S/L 31.5	2003(A)
Chamblee, GA	2,381	4,017	0	2,381	4,017	6,398	1,902	4,496	0	S/L 31.5	2003(A)
Cumming, GA	14,249	23,653	0	14,249	24,890	39,139	7,290	31,849	0	S/L 31.5	2003(A)
Douglasville, GA	3,540	9,625	0	3,540	9,877	13,417	2,877	10,540	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	10,101	14,321	2,645	11,676	0	S/L 31.5	2003(A)
Newnan, GA	2,620	11,063	0	2,620	11,643	14,263	3,391	10,872	0	S/L 31.5	2003(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Warner Robins, GA	5,729	7,459	0	5,729	7,665	13,394	2,347	11,047	6,753	S/L 31.5	2003(A)
Woodstock, GA	1,486	2,573	0	1,486	2,573	4,059	1,803	2,256	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	14,451	22,975	3,800	19,175	9,867	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	14,924	18,403	7,059	11,344	0	S/L 31.5	2003(A)
Denver, CO	20,733	22,818	0	20,804	24,393	45,197	7,254	37,943	24,286	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	16,325	18,170	5,160	13,010	9,891	S/L 31.5	2003(A)
Hendersonville, TN	3,249	9,068	0	3,249	9,068	12,317	2,651	9,666	6,080	S/L 31.5	2003(A)
Johnson City, TN	0	521	0	0	2,013	2,013	352	1,661	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	7,094	17,874	2,303	15,571	7,424	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	3,213	3,801	505	3,296	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,888	9,415	1,336	8,079	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,991	42,470	8,557	33,913	25,717	S/L 31.5	2003(A)
West Allis, WI	2,371	10,982	0	2,371	11,621	13,992	3,324	10,668	0	S/L 31.5	2003(A)
Orland Park, IL	10,430	13,081	0	10,430	13,082	23,512	3,248	20,264	6,658	S/L 31.5	2004(A)
Louisville, KY	4,180	747	0	4,288	1,996	6,284	447	5,837	0	S/L 31.5	2004(A)
N. Charleston, SC	5,146	5,990	0	5,146	9,889	15,035	2,365	12,670	9,243	S/L 31.5	2004(A)
West Long Branch, NJ	14,131	51,982	0	14,131	54,269	68,400	13,279	55,121	3,747	S/L 31.5	2004(A)
Mays Landing, NJ	49,033	107,230	0	49,033	113,344	162,377	28,128	134,249	64,794	S/L 31.5	2004(A)
Lakeland, FL	2,778	2,302	0	2,778	2,302	5,080	1,118	3,962	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	1,008	4,269	0	S/L 31.5	2004(A)
Mays Landing, NJ	36,224	56,949	0	36,224	60,897	97,121	15,545	81,576	6,745	S/L 31.5	2004(A)
Englewood, FL	366	1,163	0	366	1,163	1,529	745	784	534	S/L 31.5	2004(A)
Indian Trail, NC	2,999	7,075	0	2,999	7,470	10,469	1,930	8,539	0	S/L 31.5	2004(A)
Ashtabula, OH	1,444	9,912	0	1,444	10,058	11,502	2,478	9,024	0	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	0	4,777	33,423	38,200	2,600	35,600	0	S/L 31.5	2007(A)
West Seneca, NY	2,929	12,926	0	2,929	13,190	16,119	3,226	12,893	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,806	21,291	0	5,806	22,529	28,335	5,915	22,420	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	23,249	29,122	8,173	20,949	0	S/L 31.5	2004(A)
Ithaca, NY	9,198	42,969	0	9,198	43,640	52,838	10,629	42,209	11,748	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,771	20,074	4,404	15,670	0	S/L 31.5	2004(A)
West Seneca, NY	1,089	2,178	0	1,089	2,178	3,267	976	2,291	0	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,877	21,948	4,439	17,509	0	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	8,287	11,348	2,063	9,285	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,714	26,866	5,588	21,278	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,844	31,630	40,474	8,127	32,347	0	S/L 31.5	2004(A)
Big Flats, NY	22,229	52,579	0	22,279	57,506	79,785	16,443	63,342	0	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	0	5,021	8,857	13,878	2,492	11,386	0	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,923	8,824	1,237	7,587	0	S/L 31.5	2004(A)
Buffalo, NY	6,010	19,044	0	6,010	19,267	25,277	4,870	20,407	0	S/L 31.5	2004(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Lockport, NY	9,253	23,829	0	9,253	24,127	33,380	6,022	27,358	6,520	S/L 31.5	2004(A)
Buffalo, NY	3,568	29,001	0	3,620	29,636	33,256	7,229	26,027	10,154	S/L 31.5	2004(A)
Cheektowaga, NY	15,471	25,600	0	15,471	27,141	42,612	7,305	35,307	2,943	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,776	15,055	3,436	11,619	0	S/L 31.5	2004(A)
Gates, NY	9,369	40,672	0	9,369	42,135	51,504	10,731	40,773	0	S/L 31.5	2004(A)
Rome, NY	4,565	5,078	0	4,565	9,411	13,976	2,125	11,851	2,456	S/L 31.5	2004(A)
Hamburg, NY	2,527	14,711	0	2,527	15,153	17,680	3,846	13,834	0	S/L 31.5	2004(A)
Dewitt, NY	881	5,686	0	881	5,686	6,567	1,397	5,170	0	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	52,471	72,768	13,384	59,384	15,761	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,683	9,057	1,654	7,403	5,937	S/L 31.5	2004(A)
Allentown, PA	5,558	20,060	0	5,558	22,843	28,401	6,211	22,190	13,259	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	8,119	10,946	2,277	8,669	0	S/L 31.5	2003(A)
Ft. Collins, CO	1,129	2,054	0	1,129	4,578	5,707	1,221	4,486	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,950	4,167	794	3,373	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,774	85,301	97,075	20,102	76,973	41,196	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,825	13,626	2,973	10,653	6,610	S/L 31.5	2003(A)
San Antonio, TX	1,014	7,371	0	1,014	7,371	8,385	1,004	7,381	0	S/L 31.5	2007(C)
San Antonio, TX	1,613	10,791	0	6,168	69,505	75,673	6,888	68,785	0	S/L 31.5	2007(C)
McHenry, IL	332	1,302	0	2,322	9,225	11,547	886	10,661	0	S/L 31.5	2006(C)
San Antonio, TX	2,381	6,487	0	2,381	6,487	8,868	4,109	4,759	0	S/L 31.5	2007(A)
Kyle, TX	2,548	7,349	0	4,676	16,315	20,991	655	20,336	23,506	S/L 31.5	2009(C)
Brandon, FL	4,775	13,117	0	4,775	14,049	18,824	901	17,923	0	S/L 31.5	2009(A)
Atlanta, GA	14,078	41,050	0	14,078	41,050	55,128	2,636	52,492	0	S/L 31.5	2009(A)
Marietta, GA	9,745	27,737	0	9,745	29,132	38,877	1,928	36,949	0	S/L 31.5	2009(A)
Maple Grove, MN	8,917	23,954	0	8,917	24,242	33,159	616	32,543	0	S/L 31.5	1996(A)
Charlotte, NC	27,707	45,021	0	27,707	45,125	72,832	436	72,396	50,661	S/L 31.5	2011(A)
Charlotte, NC	4,733	5,424	0	4,733	5,424	10,157	46	10,111	6,589	S/L 31.5	2011(A)
Colorado Springs, CO	4,075	20,248	0	4,075	20,248	24,323	239	24,084	9,496	S/L 31.5	2011(A)
Columbus, OH	18,716	64,617	0	18,716	64,617	83,333	194	83,139	45,247	S/L 31.5	2011(A)
Macon, GA	2,940	5,192	0	2,940	5,484	8,424	871	7,553	0	S/L 31.5	2007(A)
Snellville, GA	10,185	51,815	0	10,342	54,024	64,366	8,359	56,007	0	S/L 31.5	2007(A)
Union, NJ	7,650	15,689	0	7,650	19,491	27,141	2,723	24,418	0	S/L 31.5	2007(A)
Spartanburg, SC	1,015	4,486	0	1,015	4,486	5,501	1,100	4,401	0	S/L 31.5	2007(A)
Taylors, SC	1,732	4,506	0	1,732	4,506	6,238	715	5,523	0	S/L 31.5	2007(A)
Dothan, AL	2,065	20,972	0	2,065	21,519	23,584	3,326	20,258	0	S/L 31.5	2007(A)
Bradenton, FL	10,766	31,203	0	10,916	34,380	45,296	5,539	39,757	10,549	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	0	5,579	16,308	21,887	2,707	19,180	7,089	S/L 31.5	2007(A)
Tampa, FL	1,699	3,338	0	1,699	3,390	5,089	515	4,574	0	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	0	2,108	8,380	10,488	1,680	8,808	0	S/L 31.5	2007(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years) (1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Kennesaw, GA	6,175	9,028	0	6,175	9,137	15,312	1,420	13,892	0	S/L 31.5	2007(A)
Lawrenceville, GA	683	4,303	0	683	4,303	4,986	1,812	3,174	0	S/L 31.5	2007(A)
Roswell, GA	6,566	15,005	0	6,566	15,192	21,758	2,393	19,365	0	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	0	2,440	10,873	13,313	1,988	11,325	0	S/L 31.5	2007(A)
Greensboro, NC	5,012	11,162	0	5,105	11,485	16,590	1,834	14,756	0	S/L 31.5	2007(A)
Greensboro, NC	3,153	9,455	0	3,153	9,597	12,750	1,534	11,216	4,766	S/L 31.5	2007(A)
East Hanover, NJ	3,847	23,798	0	3,847	23,998	27,845	3,799	24,046	0	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	0	1,631	8,870	10,501	1,363	9,138	0	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	0	3,842	16,922	20,764	2,679	18,085	0	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	0	1,795	9,977	11,772	1,559	10,213	4,287	S/L 31.5	2007(A)
Newport News, VA	10,064	21,272	0	10,064	21,579	31,643	3,526	28,117	0	S/L 31.5	2007(A)
Richmond, VA	11,879	34,736	0	11,879	35,537	47,416	5,594	41,822	12,453	S/L 31.5	2007(A)
Springfield, VA	12,627	30,572	0	12,627	31,521	44,148	4,874	39,274	11,016	S/L 31.5	2007(A)
Springfield, VA	4,389	9,466	0	4,389	10,146	14,535	1,738	12,797	0	S/L 31.5	2007(A)
Sterling, VA	8,426	18,651	0	8,426	18,672	27,098	2,924	24,174	0	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	0	6,090	11,749	17,839	1,848	15,991	7,232	S/L 31.5	2007(A)
Ocala, FL	2,877	9,407	0	2,877	9,932	12,809	1,539	11,270	0	S/L 31.5	2007(A)
Valrico, FL	3,282	12,190	0	3,282	12,313	15,595	1,896	13,699	0	S/L 31.5	2007(A)
Atlanta, GA	11,120	31,341	0	11,120	31,662	42,782	5,004	37,778	12,023	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	0	3,007	8,500	11,507	1,331	10,176	0	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	0	5,744	14,369	20,113	2,297	17,816	0	S/L 31.5	2007(A)
Ashville, NC	2,651	8,908	0	2,651	9,032	11,683	1,579	10,104	0	S/L 31.5	2007(A)
Charlotte, NC	2,842	9,807	0	2,842	9,850	12,692	1,573	11,119	0	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	0	4,382	18,269	22,651	3,161	19,490	0	S/L 31.5	2007(A)
Greensboro, NC	1,682	7,593	0	1,682	7,593	9,275	1,588	7,687	0	S/L 31.5	2007(A)
Raleigh, NC	2,728	10,665	0	2,728	10,816	13,544	1,698	11,846	0	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	0	1,635	8,384	10,019	1,363	8,656	0	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	0	4,645	10,346	14,991	1,761	13,230	0	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	0	7,714	30,777	38,491	4,780	33,711	0	S/L 31.5	2007(A)
Dothan, AL	1,293	5,931	0	1,293	5,931	7,224	911	6,313	0	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,682	0	1,380	4,682	6,062	719	5,343	0	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	0	9,593	17,688	27,281	2,831	24,450	0	S/L 31.5	2007(A)
Plantation, FL	1,032	580	0	1,032	580	1,612	92	1,520	0	S/L 31.5	2007(A)
Duluth, GA	815	2,692	0	815	2,812	3,627	509	3,118	0	S/L 31.5	2007(A)
Lawrenceville, GA	1,457	1,057	0	1,486	1,146	2,632	182	2,450	0	S/L 31.5	2007(A)
Rome, GA	1,523	4,007	0	1,523	4,007	5,530	616	4,914	0	S/L 31.5	2007(A)
Snellville, GA	1,303	1,494	0	1,303	1,494	2,797	236	2,561	0	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	0	431	3,774	4,205	619	3,586	0	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	0	5,395	10,938	16,333	1,727	14,606	5,365	S/L 31.5	2007(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Dearborn Heights, MI	2,463	2,946	0	2,463	2,946	5,409	469	4,940	3,550	S/L 31.5	2007(A)
Livonia, MI	1,396	2,680	0	1,396	2,680	4,076	428	3,648	2,477	S/L 31.5	2007(A)
Westland, MI	1,400	2,531	0	1,400	2,531	3,931	407	3,524	2,625	S/L 31.5	2007(A)
Cary, NC	2,264	4,581	0	2,264	5,675	7,939	949	6,990	0	S/L 31.5	2007(A)
Concord, NC	541	1,430	0	541	1,430	1,971	337	1,634	0	S/L 31.5	2007(A)
Winston-Salem, NC	7,156	15,010	0	7,156	15,010	22,166	2,450	19,716	6,613	S/L 31.5	2007(A)
Buffalo, NY	1,229	2,428	0	1,229	2,428	3,657	385	3,272	0	S/L 31.5	2007(A)
Cheektowaga, NY	1,740	2,417	0	1,740	2,417	4,157	381	3,776	0	S/L 31.5	2007(A)
Dunkirk, NY	0	1,487	0	0	1,487	1,487	238	1,249	0	S/L 31.5	2007(A)
Alliance, OH	812	16,244	0	812	16,244	17,056	2,638	14,418	7,137	S/L 31.5	2007(A)
Cincinnati, OH	2,805	5,028	0	2,805	5,028	7,833	799	7,034	2,586	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	0	863	2,225	3,088	352	2,736	0	S/L 31.5	2007(A)
Connellsville, PA	1,135	2,178	0	1,135	2,178	3,313	397	2,916	0	S/L 31.5	2007(A)
Erie, PA	958	2,206	0	958	2,206	3,164	339	2,825	0	S/L 31.5	2007(A)
Erie, PA	1,525	2,399	0	1,525	2,399	3,924	368	3,556	0	S/L 31.5	2007(A)
Erie, PA	0	1,486	0	0	1,486	1,486	237	1,249	0	S/L 31.5	2007(A)
Erie, PA	1,578	2,703	0	1,578	2,703	4,281	415	3,866	0	S/L 31.5	2007(A)
Erie, PA	1,641	2,015	0	1,641	2,015	3,656	319	3,337	0	S/L 31.5	2007(A)
Monroeville, PA	1,431	2,006	0	1,431	2,006	3,437	308	3,129	0	S/L 31.5	2007(A)
New Castle, PA	1,331	2,016	0	1,331	2,016	3,347	319	3,028	0	S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	0	1,771	2,523	4,294	396	3,898	0	S/L 31.5	2007(A)
Gaffney, SC	1,189	2,363	0	1,189	2,363	3,552	378	3,174	0	S/L 31.5	2007(A)
Greenville, SC	1,452	1,891	0	1,452	1,891	3,343	290	3,053	0	S/L 31.5	2007(A)
Greenville, SC	5,659	14,411	0	5,659	14,411	20,070	2,360	17,710	6,340	S/L 31.5	2007(A)
Piedmont, SC	589	1,687	0	589	1,687	2,276	269	2,007	0	S/L 31.5	2007(A)
Spartanburg, SC	1,255	2,226	0	1,255	2,226	3,481	353	3,128	0	S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	0	1,145	2,353	3,498	376	3,122	0	S/L 31.5	2007(A)
Ft. Worth, TX	860	1,913	0	860	1,913	2,773	301	2,472	0	S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	0	2,892	3,226	6,118	541	5,577	0	S/L 31.5	2007(A)
Houston, TX	4,380	8,729	0	4,380	8,775	13,155	1,435	11,720	0	S/L 31.5	2007(A)
Olympia, WA	2,946	3,050	0	2,946	3,050	5,996	468	5,528	0	S/L 31.5	2007(A)
Weirton, WV	694	2,109	0	694	2,109	2,803	334	2,469	0	S/L 31.5	2007(A)
Lakeland, FL	2,800	3,148	0	2,800	3,682	6,482	1,098	5,384	0	S/L 31.5	2007(A)
Plantation, FL	20,697	36,751	0	21,080	79,877	100,957	11,003	89,954	0	S/L 31.5	2007(A)
Evansville, IN	8,964	18,764	0	8,964	18,895	27,859	3,113	24,746	0	S/L 31.5	2007(A)
Apex, NC	2,362	4,452	0	2,362	4,452	6,814	358	6,456	0	S/L 31.5	2007(A)

DDR Corp.

Real Estate and Accumulated Depreciation — (continued)

December 31, 2011

(In thousands)

	Initial Cost			Total Cost(B)				Accumulated Depreciation		Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(1)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Portfolio Balance (DDR) – unencumbered	306,979	204,664	0	306,979	204,664	511,643		2,124		509,519	0	S/L 31.5
Portfolio Balance (DDR) – encumbered	64,821	173,362	0	64,821	173,362	238,183		51,539		186,644	48,559	S/L 31.5

	$2,119,243	$4,982,427	$10,361	$2,201,732(2)	$6,068,374(3)	$8,270,106	(4)	$1,551,043	(4)	$6,719,063	$1,292,095(5)

(1)	S/L refers to straight-line depreciation.
(2)	Includes $356.5 million of land under development at December 31, 2011.
(3)	Includes $225.1 million of construction in progress at December 31, 2011.
(4)	Includes assets held for sale at December 31, 2011.
(5)	Does not include tax-exempt bonds and fair market value of debt adjustments aggregating $17.0 million and $13.3 million, respectively.
(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $8.5 billion at December 31, 2011.

The changes in Total Real Estate Assets, excluding real estate held for sale, for the three years ended December 31, 2011, are as follows:

	2011	2010	2009
Balance, beginning of year	$8,411,239	$8,812,484	$9,109,566
Acquisitions and transfers from joint ventures	260,161	—	130,567
Developments, improvements and expansions	104,245	174,315	224,850
Changes in land under development and construction in progress	(15,153)	(2,409)	(23,614)
Real estate held for sale	(3,267)	—	(11,235)
Adjustment of property carrying values	(125,844)	(171,900)	(154,718)
Sales, transfers to joint ventures and retirements	(364,542)	(401,251)	(462,932)

Balance, end of year	$8,266,839	$8,411,239	$8,812,484

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, for the three years ended December 31, 2010 are as follows:

	2011	2010	2009
Balance, beginning of year	$1,452,112	$1,332,534	$1,208,903
Depreciation for year	230,332	227,304	233,967
Real estate held for sale	(977)	—	(782)
Sales and retirements	(131,401)	(107,726)	(109,554)

Balance, end of year	$1,550,066	$1,452,112	$1,332,534

Schedule IV — Mortgage Loans on Real Estate

December 31, 2011

(Dollars amounts in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens (1)	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans subject to delinquent principal or interest
SENIOR LOANS
Retail
Borrower A	5.73%	Sep-17	Interest only thru 08/30/2012, Interest and principal effective 09/01/2012	—	33,000	27,630	—
MEZZANINE LOANS
Multi-family
Borrower B	LIBOR+6.0%, Floor 11%	Feb-17	Interest monthly, principal at maturity	26,000	5,868	5,868	—
Retail
Borrower C	11.00%	Jun-13	Interest monthly, principal at maturity	51,750	12,800	10,000	—
Borrower D	10.00%	Oct-17	Interest monthly, principal at maturity	139,805	31,700	31,700	—
Mixed Use
Borrower E	LIBOR+10.0%, Floor 14%	on demand (loan in default)	Interest monthly, principal at maturity	—	12,500	9,343	9,343
Borrower F	LIBOR+8.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	9,343	10,806	—	10,806

				$226,898	$106,674	$84,541	$20,149
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
Borrower G	LIBOR+7.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	—	66,846	—	66,846

				$226,898	$173,520	$84,541	$86,995

(1)	The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2011 are estimated.

(2)	Carrying amount includes all applicable accrued interest and accretion of discount to date.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$103,705	$58,719	$115,419
Additions during period:
New mortgage loans	10,000	60,618	6,197
Interest	811	3,106	9,355
Accretion of discount	780	250	—
Deductions during period:
Provision for loan loss reserve	(5,000)	—	(72,252)
Collections of principal	(25,755)	—	—
Foreclosures	—	(18,988)	—

Balance at close of period	$84,541	$103,705	$58,719

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

By:	/s/ DANIEL B. HURWITZ
Daniel B. Hurwitz, President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2012.

/s/ DANIEL B. HURWITZ	President and Chief Executive Officer
Daniel B. Hurwitz

/s/ DAVID J. OAKES	Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)
David J. Oakes

/s/ CHRISTA A. VESY	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Christa A. Vesy

/s/ TERRANCE R. AHERN	Director
Terrance R. Ahern

/s/ JAMES C. BOLAND	Director
James C. Boland

/s/ THOMAS FINNE	Director
Thomas Finne

/s/ ROBERT H. GIDEL	Director
Robert H. Gidel

/s/ VOLKER KRAFT	Director
Volker Kraft

/s/ REBECCA L. MACCARDINI	Director
Rebecca L. Maccardini

/s/ VICTOR B. MACFARLANE	Director
Victor B. MacFarlane

/s/ CRAIG MACNAB	Director
Craig Macnab

/s/ SCOTT D. ROULSTON	Director
Scott D. Roulston

/s/ BARRY A. SHOLEM	Director
Barry A. Sholem