Form 10-K/A
period 2011-12-31
DDR CORP
filed 2012-03-26
CIK 894315

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

DDR Corp., an Ohio corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on February 28, 2012 (the “Original Filing”), to amend Item 15 to include the separate financial statements of Sonae Sierra Brazil BV SARL, as required under Rule 3-09 of Regulation S-X.

Other than as set forth herein, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents were filed as a part of the Original Filing:

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

The following financial statement schedules were filed as part of the Original Filing and should be read in conjunction with the Consolidated Financial Statements of the registrant:

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

b)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; File No. 001-11690)

3	3.2	Amendment to the Second Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 14, 2011; File No. 001-11690)

3	3.3	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010;

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

		Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	File No. 001-11690)

4	4.4	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7.50% Class I Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

		Bank)), as Trustee

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

		National Association (successor to National City Bank)), as Trustee

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.22	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.23	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.25	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.26	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.27	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.5	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	Form of Restricted Share Agreement under the 1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005; File No. 001-11690)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Non-Qualified Stock Option Grant	Quarterly Report on Form 10-Q

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

		Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	(Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form 2009 Retention Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.19	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.20	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.21	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.22	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.24	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.25	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.26	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.27	Employment Agreement, dated April 12, 2011, by and between the Company and	Quarterly Report on Form 10-Q (Filed with the SEC on November 8,

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

		Christa A. Vesy*	2011; File No. 001-11690)

10	10.28	Separation Agreement and Release, dated December 20, 2010, by and between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

10	10.29	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.30	Form of Director and Officer Indemnification Agreement	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.32	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.33	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.34	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

23	23.2	Consent of Deloitte Touche Tohmatsu	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section	Filed herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

1350

99	99.1	Sonae Sierra Brazil BV SARL Consolidated Financial Statements	Filed herewith

101	101.INS	XBRL Instance Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to the Original Filing was the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Three Years Ended December 31, 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three Years Ended December 31, 2011, (iv) Consolidated Statements of Equity for the Three Years Ended December 31, 2011, (v) Consolidated Statements of Cash Flows for the Three Years Ended Decembers 31, 2011, and (vi) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K filed with the SEC on February 28, 2012, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

c)	Financial Statements of Unconsolidated Joint ventures:

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brazil BV SARL, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w). The financial statements for Sonae Sierra Brazil BV SARL are filed with this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

By:	/s/ Christa A. Vesy
Christa A. Vesy Executive Vice President and Chief Accounting Officer

Date: March 23, 2012

Exhibit Index

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 10, 2009	Current Report on Form 8-K (Filed with the SEC on August 10, 2009; File No. 001-11690)

3	3.2	Amendment to the Second Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 14, 2011; File No. 001-11690)

3	3.3	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7.50% Class I Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.22	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.23	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.25	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.26	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.27	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.4	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.5	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	Form of Restricted Share Agreement under the 1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005; File No. 001-11690)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form 2009 Retention Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.19	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.20	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.21	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.22	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.24	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.25	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.26	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.27	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.28	Separation Agreement and Release, dated December 20, 2010, by and between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

10	10.29	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.30	Form of Director and Officer Indemnification Agreement	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.32	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.33	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.34	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

23	23.2	Consent of Deloitte Touche Tohmatsu	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

99	99.1	Sonae Sierra Brazil BV SARL Consolidated Financial Statements	Filed herewith

101	101.INS	XBRL Instance Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to the Original Filing was the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Three Years Ended December 31, 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three Years Ended December 31, 2011, (iv) Consolidated Statements of Equity for the Three Years Ended December 31, 2011, (v) Consolidated Statements of Cash Flows for the Three Years Ended Decembers 31, 2011, and (vi) Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K filed with the SEC on February 28, 2012, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

12