Form 10-Q
period 2012-03-31
DDR CORP
filed 2012-05-09
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Address of principal executive offices—zip code)

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

As of April 27, 2012, the registrant had 282,262,620 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS—Unaudited

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Land	$1,843,304	$1,844,125
Buildings	5,445,207	5,461,122
Fixtures and tenant improvements	389,344	379,965

	7,677,855	7,685,212
Less: Accumulated depreciation	(1,568,138)	(1,550,066)

	6,109,717	6,135,146
Land held for development and construction in progress	576,107	581,627
Real estate held for sale, net	8,025	2,290

Total real estate assets, net	6,693,849	6,719,063
Investments in and advances to joint ventures	363,706	353,907
Cash and cash equivalents	16,088	41,206
Restricted cash	23,127	30,983
Notes receivable, net	95,104	93,905
Other assets, net	219,897	230,361

	$7,411,771	$7,469,425

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,938,255	$2,139,718
Unsecured term loan	250,000	—
Revolving credit facilities	75,968	142,421

	2,264,223	2,282,139

Secured indebtedness:
Secured term loan	500,000	500,000
Mortgage and other secured indebtedness	1,372,694	1,322,445

	1,872,694	1,822,445

Total indebtedness	4,136,917	4,104,584
Accounts payable and other liabilities	211,308	257,821
Dividends payable	40,269	29,128

Total liabilities	4,388,494	4,391,533

Commitments and contingencies (Note 9)
DDR Equity:
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 277,558,873 and 277,114,784 shares issued at March 31, 2012 and December 31, 2011, respectively	27,756	27,711
Paid-in capital	4,139,124	4,138,812
Accumulated distributions in excess of net income	(1,548,678)	(1,493,353)
Deferred compensation obligation	13,374	13,934
Accumulated other comprehensive income (loss)	3,720	(1,403)
Less: Common shares in treasury at cost: 705,953 and 833,934 shares at March 31, 2012 and December 31, 2011, respectively	(13,249)	(15,017)

Total DDR shareholders’ equity	2,997,047	3,045,684
Non-controlling interests	26,230	32,208

Total equity	3,023,277	3,077,892

	$7,411,771	$7,469,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues from operations:
Minimum rents	$131,862	$126,606
Percentage and overage rents	1,610	1,882
Recoveries from tenants	43,365	44,014
Fee and other income	18,534	19,769

	195,371	192,271

Rental operation expenses:
Operating and maintenance	34,343	35,479
Real estate taxes	25,559	25,221
Impairment charges	13,517	3,856
General and administrative	19,012	29,378
Depreciation and amortization	60,306	53,122

	152,737	147,056

Other income (expense):
Interest income	1,841	2,799
Interest expense	(56,746)	(57,298)
Loss on debt retirement	(5,602)	—
Gain on equity derivative instruments	—	21,926
Other (expense) income, net	(1,602)	1,341

	(62,109)	(31,232)

(Loss) income before earnings from equity method investments and other items	(19,475)	13,983
Equity in net income of joint ventures	8,248	1,974
Impairment of joint venture investments	(560)	(35)
Gain on change in control of interests	—	21,729

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(11,787)	37,651
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(179)	(326)

(Loss) income from continuing operations	(11,966)	37,325
Loss from discontinued operations	(3,580)	(1,085)

(Loss) income before gain (loss) on disposition of real estate	(15,546)	36,240
Gain (loss) on disposition of real estate, net of tax	665	(861)

Net (loss) income	$(14,881)	$35,379
Non-controlling interests	(176)	(67)

Net (loss) income attributable to DDR	$(15,057)	$35,312

Preferred dividends	(6,967)	(10,567)

Net (loss) income attributable to DDR common shareholders	$(22,024)	$24,745

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.07)	$0.10
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	—

Net (loss) income attributable to DDR common shareholders	$(0.08)	$0.10

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.07)	$0.01
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	—

Net (loss) income attributable to DDR common shareholders	$(0.08)	$0.01

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Net (loss) income	$(14,881)	$35,379

Other comprehensive (loss) income:
Foreign currency translation	4,127	4,976
Change in fair value of interest-rate contracts	1,266	(1,785)
Amortization of interest-rate contracts	53	(7)

Total other comprehensive income	5,446	3,184

Comprehensive (loss) income	(9,435)	38,563

Comprehensive income attributable to non-controlling interests:
Allocation of net income	(176)	(67)
Foreign currency translation	(323)	(1,123)

Total comprehensive income attributable to non-controlling interests	(499)	(1,190)

Total comprehensive (loss) income attributable to DDR	$(9,934)	$37,373

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2011	$375,000	$27,711	$4,138,812	$(1,493,353)	$13,934	$(1,403)	$(15,017)	$32,208	$3,077,892
Issuance of common shares related to stock plans		7	309		151		108		575
Issuance of restricted stock		38	(2,237)				2,920		721
Vesting of restricted stock			1,542		(711)		(1,260)		(429)
Stock-based compensation			698						698
Contributions from non-controlling interests								93	93
Distributions to non-controlling interests								(6,570)	(6,570)
Dividends declared-common shares				(33,301)					(33,301)
Dividends declared-preferred shares				(6,967)					(6,967)
Comprehensive loss				(15,057)		5,123		499	(9,435)

Balance, March 31, 2012	$375,000	$27,756	$4,139,124	$(1,548,678)	$13,374	$3,720	$(13,249)	$26,230	$3,023,277

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands)

(Unaudited)

	2012	2011
Net cash flow provided by operating activities:	$33,858	$57,632

Cash flow from investing activities:
Proceeds from disposition of real estate	17,114	11,659
Real estate developed or acquired, net of liabilities assumed	(83,797)	(43,062)
Equity contributions to joint ventures	(3,749)	(832)
Repayments of joint venture advances, net	25	22,516
Distributions of proceeds from sale and refinancing of joint venture interests	—	1,656
Return of investments in joint ventures	2,801	2,072
Issuance of notes receivable	(75)	(373)
Decrease in restricted cash—capital improvements	2,971	2,878

Net cash flow used for investing activities:	(64,710)	(3,486)

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(67,898)	(242,766)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $350 in 2011	—	295,495
Repayment of senior notes	(187,670)	—
Proceeds from mortgages and other secured debt	353,506	121,861
Repayment of term loans and mortgage debt	(52,360)	(268,012)
Payment of debt issuance costs	(2,258)	(1,471)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses	(101)	(106)
Proceeds from issuance of common shares related to the exercise of warrants	—	59,979
Repurchase of common shares in conjunction with equity award plans	(1,447)	(1,626)
Contributions from non-controlling interests	93	94
Distributions to non-controlling interests and redeemable operating partnership units	(6,553)	(374)
Dividends paid	(29,128)	(15,692)

Net cash flow provided by (used for) financing activities	6,184	(52,618)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(24,668)	1,528
Effect of exchange rate changes on cash and cash equivalents	(450)	81
Cash and cash equivalents, beginning of period	41,206	19,416

Cash and cash equivalents, end of period	$16,088	$21,025

Supplemental disclosure of non-cash investing and financing activities:

At March 31, 2012, dividends payable were $40.3 million. The foregoing transaction did not provide for or require the use of cash for the three-month period ended March 31, 2012.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

DDR Corp. and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing, managing and operating shopping centers. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures. The Company’s tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

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

At March 31, 2012 and December 31, 2011, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $268.4 million and $289.5 million, respectively, mortgages of $22.6 million and $23.5 million, respectively, and other liabilities of $1.2 million and $28.7 million, respectively.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. These provisions are effective in fiscal years beginning after December 15, 2011. This presentation was adopted by the Company at December 31, 2011. In December 2011, the FASB deferred those portions of the guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact the Company’s consolidated financial statements.

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At March 31, 2012 and December 31, 2011, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 172 and 177 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2012	December 31, 2011
Condensed Combined Balance Sheets
Land	$1,416,122	$1,400,469
Buildings	4,514,103	4,334,097
Fixtures and tenant improvements	196,940	189,940

	6,127,165	5,924,506
Less: Accumulated depreciation	(840,360)	(808,352)

	5,286,805	5,116,154
Land held for development and construction in progress	137,979	239,036

Real estate, net	5,424,784	5,355,190
Cash and restricted cash (A)	479,397	308,008
Receivables, net	102,493	108,038
Leasehold interests	9,136	9,136
Other assets	188,377	168,115

	$6,204,187	$5,948,487

Mortgage debt (A)	$3,925,260	$3,742,241
Notes and accrued interest payable to DDR	105,104	100,470
Other liabilities	229,941	214,370

	4,260,305	4,057,081
Accumulated equity	1,943,882	1,891,406

	$6,204,187	$5,948,487

Company’s share of accumulated equity	$414,738	$402,242

(A)	Increase is due to issuance of public debt by Sonae Sierra Brasil. The proceeds will be used to fund development activities.

	Three-Month Periods Ended March 31,
	2012	2011
Condensed Combined Statements of Operations
Revenues from operations	$169,932	$168,561

Operating expenses	57,320	58,428
Impairment charges (A)	1,347	—
Depreciation and amortization	42,910	47,323
Interest expense	58,182	57,051

	159,759	162,802

Income before tax expense and discontinued operations	10,173	5,759
Income tax expense (primarily Sonae Sierra Brasil), net	(6,029)	(6,144)

Income (loss) from continuing operations	4,144	(385)
Discontinued operations:
Income (loss) from discontinued operations	126	(306)
Loss on disposition of real estate, net of tax (B)	(139)	(863)

Income (loss) before gain on disposition of real estate, net	4,131	(1,554)
Gain on disposition of real estate, net (C)	13,852	—

Net income (loss)	$17,983	$(1,554)

Non-controlling interests	(8,934)	(2,375)

Net income (loss) attributable to unconsolidated joint ventures	$9,049	$(3,929)

Company’s share of equity in net income of joint ventures (C)	$10,180	$3,899

(A)	For the three-month period ended March 31, 2012, impairment charges of which the Company’s proportionate share was approximately $0.5 million were recorded primarily on assets being marketed for sale.

(B)	For the three-month period ended March 31, 2012, loss on disposition of discontinued operations includes the sale of one property. The Company’s proportionate share of the aggregate loss was not material.

For the three-month period ended March 31, 2011, loss on disposition of discontinued operations includes the sale of two properties by two of the Company’s unconsolidated joint ventures. The Company’s proportionate share of the aggregate loss for the assets sold for the three-month period ended March 31, 2011, was approximately $1.9 million.

(C)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net loss for these items are reflected as follows (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Net loss	$(1.9)	$(1.9)

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31, 2012	December 31, 2011
Company’s share of accumulated equity	$414.7	$402.2
Basis differentials (A)	(152.9)	(145.6)
Deferred development fees, net of portion relating to the Company’s interest	(3.6)	(3.6)
Notes receivable from investments	0.4	0.4
Notes and accrued interest payable to DDR (B)	105.1	100.5

Investments in and Advances to Joint Ventures	$363.7	$353.9

(A)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from its proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain transaction and other costs, including capitalized interest, reserves on notes receivable as discussed below and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

(B)	The Company has amounts receivable from several joint ventures aggregating approximately $2.6 million at March 31, 2012. The remaining amounts were fully reserved by the Company at March 31, 2012.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Management and other fees	$6.8	$7.3
Development fees and leasing commissions	2.0	1.8
Interest income	—	0.1

Sonae Sierra Brasil

During the first quarter, Sonae Sierra Brasil completed a strategic asset swap and partial sale that resulted in Sonae Sierra Brasil owning a majority interest in Shopping Plaza Sul, an enclosed mall located in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% interest in Shopping Plaza Sul in exchange for a 22% stake in Shopping Penha and $29 million in cash. As a result of these transactions, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its interest in Shopping Penha to 51%. The Company’s proportionate share of the net gain on its partial sale of its interest in Shopping Penha was $2.8 million.

Newly Formed Joint Venture

In January 2012, affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) formed a joint venture that is expected to acquire a portfolio of 46 shopping centers owned by EPN Group and managed by the Company. The transaction is valued at approximately $1.4 billion, including assumed debt of $640 million and at least $305 million of anticipated new financings. An affiliate of Blackstone will own 95% of the common equity of the joint venture, and the remaining 5% interest will be owned by an affiliate of the Company. The Company is also expected to invest $150 million in preferred equity in the joint venture with a fixed dividend rate of 10%, and will continue to provide leasing and property management services. In addition, the Company will have the right of first offer to acquire ten of the assets under specified conditions.

3. ACQUISITIONS

In March 2012, the Company acquired a shopping center in Chicago, Illinois, aggregating 0.3 million square feet of Company-owned gross leasable area (“GLA”) (all references to GLA or square feet are unaudited) for a total purchase price of $47.4 million.

The Company accounted for the acquisition utilizing the purchase method of accounting. The acquisition of the shopping center was allocated as follows (in thousands):

Land	$9,120
Buildings	36,176
Tenant improvements	1,320
Intangible assets	4,067

50,683
Less: Below-market leases (A)	(3,283)

Net assets acquired	$47,400

(A)	Below-market leases will be amortized over a weighted-average life of 20.0 years.

The costs related to the acquisition of this asset were expensed as incurred and included in other income (expense), net.

Intangible assets recorded in connection with the above acquisition included the following (in thousands) (Note 5):

		Weighted Average Amortization Period (in Years)
In-place leases (including lease origination costs and fair market value of leases) (A)	$2,820	5.4
Tenant relations	1,247	10.6

Total intangible assets acquired	$4,067

(A)	Includes above-market leases valued at $1.3 million.

4. NOTES RECEIVABLE

Notes receivable consist of the following (in millions):

	March 31, 2012	December 31, 2011
Loans receivable (A)	$85.6	$84.5
Other notes	3.0	3.0
Tax Increment Financing Bonds (“TIF Bonds”) (B)	6.5	6.4

	$95.1	$93.9

(A)	Amounts exclude notes receivable and advances from unconsolidated joint ventures including those that were in default and reserved at March 31, 2012 and December 31, 2011.
(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of March 31, 2012 and December 31, 2011, the Company had six loans receivable outstanding, with total remaining non-discretionary commitments of $5.9 million and $6.0 million, respectively. The following table reconciles the loans receivable on real estate for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1	$84,541	$103,704
Additions:
New mortgage loans	75	—
Interest	793	633
Accretion of discount	202	191

Balance at March 31	$85,611	$104,528

The Company maintains a loan receivable with a carrying value of $10.8 million that was fully reserved at March 31, 2012 and 2011, resulting in a specific loan loss reserve of $10.8 million. The impairment was driven by the then deterioration of the economy and the dislocation of the credit markets. Interest income is no longer being recorded on this loan. At March 31, 2012, this note was more than 90 days past due on principal and interest payments. This is the only loan receivable in the Company’s portfolio that has a loan loss reserve and is considered impaired at March 31, 2012.

In addition, at March 31, 2012, the Company had one loan aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer recording interest income on this note. A loan loss reserve has not been established based on the estimated value of the underlying real estate collateral.

5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$25,105	$24,798
Tenant relations, net	22,183	22,772

Total intangible assets, net (A)	47,288	47,570
Other assets:
Accounts receivable, net (B)	104,830	117,463
Deferred charges, net	43,971	45,272
Prepaid expenses	13,528	10,375
Deposits	7,244	6,788
Other assets	3,036	2,893

Total other assets, net	$219,897	$230,361

(A)	The Company recorded amortization expense of $3.2 million and $1.5 million for the three-month periods ended March 31, 2012 and 2011, respectively, related to these intangible assets.
(B)	Includes straight-line rents receivable, net, of $56.1 million and $55.7 million at March 31, 2012 and December 31, 2011, respectively.

6. REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and Term Loans (as defined below) (in millions):

	Carrying Value at	Weighted-Average Interest Rate at
	March 31, 2012	March 31, 2012	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$76.0	2.7%	February 2016
PNC Facility	—	1.9%	February 2016
Unsecured Term Loan — Tranche 1	50.0	1.9%	January 2017
Unsecured Term Loan — Tranche 2	200.0	3.6%	January 2019
Secured indebtedness:
Secured Term Loan	500.0	2.1%	September 2014

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to

$1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 35 basis points on the entire facility at March 31, 2012. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At March 31, 2012, the Company had US$6.3 million of Euro borrowings and US$60.7 million of Canadian dollar borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at March 31, 2012), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.65% at March 31, 2012). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2012.

Term Loans

The Company maintains a $500 million collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent. The Secured Term Loan has an accordion feature for expansion up to $600 million upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Secured Term Loan matures in September 2014 with a one-year extension option. Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% at March 31, 2012). The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at March 31, 2012.

In January 2012, the Company entered into a $250 million unsecured term loan (the “Unsecured Term Loan” and together with the Secured Term Loan, the “Term Loans”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association serves as the administrative agent. The Unsecured Term Loan consists of a $50 million tranche that matures on January 31, 2017, and a $200 million tranche that matures on January 31, 2019. The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% and 2.1% for the two tranches, respectively, at March 31, 2012). The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at March 31, 2012.

7. SENIOR NOTES

During the three-month period ended March 31, 2012, the Company repurchased $25.5 million aggregate principal amount of its outstanding senior unsecured notes with a maturity date of March 2016 at a premium to par, resulting in a loss on debt retirement of $5.6 million.

8. FINANCIAL INSTRUMENTS

Cash Flow and Fair Value Hedges

In January 2012, the Company entered into interest rate swaps with an aggregate notional amount of $200.0 million. These swaps were executed to hedge a portion of interest rate risk associated with variable-rate borrowings.

Measurement of Fair Value

At March 31, 2012, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s elective deferred compensation plan at March 31, 2012, measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Derivative financial instruments	$—	$(7.5)	$—	$(7.5)
Marketable securities	$3.0	$—	$—	$3.0

The unrealized gain of $1.3 million included in other comprehensive (loss) income (“OCI”) is attributable to the net change in unrealized gains related to derivative liabilities that remain outstanding at March 31, 2012, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of fair value consideration in Note 12.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities. The fair value of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rate at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $93.4 million and $90.6 million at March 31, 2012 and December 31, 2011, respectively, as compared to the carrying amounts of $91.9 million and $91.0 million, respectively. The carrying value of the TIF bonds, which was $6.5 million and $6.4 million at March 31, 2012 and December 31, 2011, respectively, approximated their fair value as of both periods.

Debt

The fair market value of senior notes except convertible senior notes is determined using the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk and loan to value. The Company’s senior notes and all other debt are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at March 31, 2012 and December 31, 2011, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,938,255	$2,181,764	$2,139,718	$2,282,818
Revolving Credit Facilities and Term Loans	825,968	824,073	642,421	641,854
Mortgage payable and other indebtedness	1,372,694	1,406,107	1,322,445	1,352,142

	$4,136,917	$4,411,944	$4,104,584	$4,276,814

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2012 and December 31, 2011, the aggregate fair value of the Company’s $383.8 million and $284.1 million notional amount of Swaps was a liability of $7.5 million and $8.8 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The following table discloses certain information regarding the Company’s six interest rate swaps (not including the specified spreads):

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	1.0%	June 2014
$ 83.8	2.8%	September 2017
$100.0	1.6%	February 2019
$100.0	1.5%	February 2019

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three-month periods ended March 31, 2012 and 2011, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, as follows (in millions):

	Liability Derivatives
	March 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$7.5	Other liabilities	$8.8

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Derivatives in Cash Flow Hedging	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into (Income) Loss (Effective Portion)
	Three-Month Periods Ended March 31,			Three-Month Periods Ended March 31,
	2012	2011		2012	2011
Interest rate products	$1.3	$(1.6)	Interest expense	$(0.1)	$—

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three-Month Periods Ended March 31,
Derivatives in Net Investment Hedging Relationships	2012	2011
Euro-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(0.1)	$(2.7)

Canadian dollar-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$(1.3)	$(2.9)

9. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part the Company’s motion, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will continue to vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause”. Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling.

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

10. EQUITY

Common Shares

In January 2012, the Company entered into forward sale agreements with respect to 18,975,000 of its common shares at an initial price to the Company of $12.432 per share. Subject to the Company’s right to elect cash or net share settlement, the Company expects to physically settle the forward sale agreements on or about June 29, 2012. The Company expects to use the net proceeds to fund its investment in the joint venture with an affiliate of Blackstone and for other corporate purposes.

Common share dividends declared were $0.12 and $0.04 per share for the three-month periods ended March 31, 2012 and 2011, respectively.

11. FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Management, development, financing and other fee income	$11.7	$12.2
Ancillary and other property income	6.2	6.9
Lease termination fees	0.5	0.6
Other miscellaneous	0.1	0.1

Total fee and other income	$18.5	$19.8

12. IMPAIRMENT CHARGES

The Company recorded impairment charges during the three-month periods ended March 31, 2012 and 2011, based on the difference between the carrying value of the assets or investments and the estimated fair market value (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Undeveloped land (A)	$—	$3.8
Assets marketed for sale (A)	13.5	—

Total continuing operations	$13.5	$3.8

Sold assets or assets held for sale	3.8	2.0

Total discontinued operations	$3.8	$2.0
Joint venture investments	0.6	—

Total impairment charges	$17.9	$5.8

(A)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing of a potential transaction.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 11 of the Company’s Financial Statements filed on its Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the three-month period ended March 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at March 31, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets — held and used and held for sale	$—	$—	$28.7	$28.7	$17.3
Unconsolidated joint venture investments	—	—	4.7	4.7	0.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 3/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impairment of consolidated assets	$20.5	Indicative Bid	Indicative Bid	N/A (A)
Impairment of consolidated assets — Held for Sale	8.2	Contracted Price	Contracted Price	N/A (A)
Impairment of joint venture investments	4.7	Income Capitalization Approach	Market Capitalization Rate	8%(B)

(A)	These fair value measurements were developed by third party sources, subject to our corroboration for reasonableness.
(B)	The fair value measurements also includes consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.

13. DISCONTINUED OPERATIONS

The Company sold six properties during the three-month period ended March 31, 2012 and had four properties held for sale at March 31, 2012. In addition, the Company sold 34 properties in 2011. These asset sales are included in discontinued operations for the three-month periods ended March 31, 2012 and 2011. The balance sheet related to the assets held for sale and the operating results related to assets sold or designated as held for sale as of March 31, 2012, are as follows (in thousands):

March 31, 2012
Land	$2,549
Buildings	22,577
Fixtures and tenant improvements	3,211
Land held for development and construction in progress	22

28,359
Less: Accumulated depreciation	(20,334)

Total assets held for sale	$8,025

	Three-Month Periods Ended March 31,
	2012	2011
Revenues	$1,370	$11,039

Operating expenses	735	4,329
Impairment charges	3,854	1,983
Interest, net	142	3,039
Depreciation and amortization	289	3,017

	5,020	12,368

Loss before disposition of real estate	(3,650)	(1,329)
Gain on disposition of real estate, net of tax	70	244

Loss from discontinued operations	$(3,580)	$(1,085)

14. TRANSACTIONS WITH RELATED PARTIES

In the first quarter of 2012, the Company’s consolidated joint venture in Russia sold its investment in a development project in Yaroslavl, Russia. In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the land and will receive fees for its services.

15. EARNINGS PER SHARE

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

	Three-Month Periods Ended March 31,
	2012	2011
Basic Earnings:
Continuing Operations:
(Loss) income from continuing operations	$(11,966)	$37,325
Plus: Gain (loss) on disposition of real estate	665	(861)
Plus: Loss attributable to non-controlling interests	(176)	(67)

(Loss) income from continuing operations attributable to DDR	(11,477)	36,397
Preferred dividends	(6,967)	(10,567)

Basic — (Loss) income from continuing operations attributable to DDR common shareholders	(18,444)	25,830
Less: Earnings attributable to unvested shares and operating partnership units	(292)	(224)

Basic — (Loss) income from continuing operations	$(18,736)	$25,606

Discontinued Operations:
Basic — Loss from discontinued operations	(3,580)	(1,085)

Basic — Net (loss) income attributable to DDR common shareholders after allocation to participating securities	$(22,316)	$24,521

Diluted Earnings:
Continuing Operations:
Basic — (Loss) income from continuing operations	$(18,736)	$25,606
Less: Fair value of Otto Family warrants	—	(21,926)

Diluted — (Loss) income from continuing operations	(18,736)	3,680

Discontinued Operations:
Basic — Loss from discontinued operations	(3,580)	(1,085)

Diluted — Net (loss) income attributable to DDR common shareholders after allocation to participating securities	$(22,316)	$2,595

Number of Shares:
Basic — Average shares outstanding	275,214	255,966
Effect of dilutive securities:
Warrants	—	4,840
Stock options	—	558
Value sharing equity program	—	1,198
Forward equity agreement	—	19

Diluted — Average shares outstanding	275,214	262,581

Basic Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.07)	$0.10
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	—

Net (loss) income attributable to DDR common shareholders	$(0.08)	$0.10

Dilutive Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.07)	$0.01
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	—

Net (loss) income attributable to DDR common shareholders	$(0.08)	$0.01

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially dilutive Securities:

•

Warrants to purchase 10.0 million common shares issued in 2009 and exercised in March 2011 were dilutive for the three-month period ended March 31, 2011, and are included in the calculation of diluted EPS.

•

Options to purchase 2.9 million and 3.4 million common shares were outstanding at March 31, 2012 and 2011, respectively. These outstanding options were not considered in the computation of diluted EPS for the three-month period ended March 31, 2012, as the options were anti-dilutive due to the Company’s loss from continuing operations. These outstanding options were considered in the computation of diluted EPS for the three-month period ended March 31, 2011.

•

Shares subject to issuance under the Company’s value sharing equity program were not considered in the computation of diluted EPS for the three-month period ended March 31, 2012, as they were anti-dilutive due to the Company’s loss from continuing operations. These shares were considered in the computation of diluted EPS for the three-month period ended March 31, 2011.

•

The 18,975,000 common shares that were subject to the forward equity agreements entered into in January 2012 were not included in the computation of diluted EPS using the treasury stock method for the three-month period ended March 31, 2012, as they were anti-dilutive due to the Company’s loss from continuing operations. The Company expects to physically settle the forward sale agreements on or about June 29, 2012. The forward equity agreement entered into in March 2011 for 9.5 million common shares was included in the computation of diluted EPS using the treasury stock method for the three-month period ended March 31, 2011. These shares were issued in April 2011.

•

The exchange into common shares associated with operating partnership units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $16.08 at March 31, 2012, were not included in the computation of diluted EPS for the three-month periods ended March 31, 2012 and 2011, because the Company’s common share price did not exceed the conversion price of the conversion features in these periods and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012 and 2011, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The senior convertible notes due 2012 were repaid at maturity in March 2012 and the senior convertible notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to these two senior convertible notes issuances were not included in the computation of diluted EPS for all periods presented as the purchase options were anti-dilutive.

16. SEGMENT INFORMATION

The Company has three reportable operating segments: shopping centers, Brazil equity investment and other investments. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The following table summarizes the Company’s shopping centers and office properties. The table excludes those assets held for sale and includes those assets located in Brazil:

	March 31,
	2012	2011
Shopping centers owned	420	476
Unconsolidated joint ventures	172	191
Consolidated joint ventures	2	3
States (A)	38	41
Office properties	4	5
States	2	3

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable operating segments reflecting the impact of discontinued operations (Note 13) (in thousands):

	Three-Month Period Ended March 31, 2012
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$1,131	$194,240				$195,371
Operating expenses	(500)	(72,919	)(A)			(73,419)

Net operating income	631	121,321				121,952
Unallocated expenses (B)					$(141,606)	(141,606)
Equity in net (loss) income of joint ventures		(659)		$8,907		8,248
Impairment of joint venture investments						(560)

Loss from continuing operations						$(11,966)

Total gross real estate assets	$47,511	$8,234,810				$8,282,321

	Three-Month Period Ended March 31, 2011
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$1,306	$190,965				$192,271
Operating expenses	(422)	(64,134	)(A)			(64,556)

Net operating income	884	126,831				127,715
Unallocated expenses (B)					$(92,329)	(92,329)
Equity in net (loss) income of joint ventures		(2,978)		$4,952		1,974
Impairment of joint venture investments						(35)

Income from continuing operations						$37,325

Total gross real estate assets	$47,762	$8,448,981				$8,496,743

(A)	Includes impairment charges of $13.5 million and $3.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.
(B)	Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense, gain on change of control of interests and tax benefit/expense as listed in the condensed consolidated statements of operations.

17. SUBSEQUENT EVENTS

In April 2012, the Company acquired its unconsolidated joint venture partners’ 50% ownership interest in two prime power centers located in Portland, Oregon, and Phoenix, Arizona, for $70.0 million in the aggregate. The Company funded its $70.0 million investment with proceeds from the issuance of 4.8 million common shares at an average price of $14.64 through its at-the-market common equity program. At closing, approximately $104 million of mortgage debt was repaid.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of March 31, 2012, the Company’s portfolio consisted of 420 shopping centers (including 172 shopping centers owned through unconsolidated joint ventures and two shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest and four office properties. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2012, the Company owned and/or managed more than 119 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and 49 properties managed by the Company (46 of these properties are expected to be acquired by the Company through a 5% common interest in an unconsolidated joint venture in 2012). At March 31, 2012, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 89.8%, as compared to 88.1% at March 31, 2011. The average annualized base rent per occupied square foot was $14.08 at March 31, 2012, as compared to $13.16 at March 31, 2011. The Company owned 476 shopping centers and five office properties at March 31, 2011.

Net loss applicable to DDR common shareholders for the three-month period ended March 31, 2012, was $22.0 million, or $0.08 per share (basic and diluted), compared to net income applicable to DDR common shareholders of $24.7 million, or $0.01 per share diluted and $0.10 per share basic, for the prior-year comparable period. Funds from operations applicable to DDR common shareholders (“FFO”) for the three-month period ended March 31, 2012, was $59.7 million compared to $93.0 million for the prior-year comparable period. The increase in net loss applicable to DDR common shareholders and the corresponding decrease in FFO applicable to DDR common shareholders for the three-month period ended March 31, 2012, was primarily due to income recorded in the first quarter of 2011 as a result of the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures, the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes due 2016 in the first quarter of 2012.

First Quarter 2012 Operating Results

During the first quarter of 2012, the Company continued to pursue opportunities to position DDR for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its Prime Portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, “Prime Portfolio”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant first quarter 2012 transactional activity included the following:

•

Formed a new unconsolidated joint venture with The Blackstone Group L.P. (“Blackstone”) which is expected to acquire 46 shopping centers in the second quarter of 2012 that had previously been managed but not owned by the Company;

•

Entered into forward equity agreements to sell 19 million shares for expected gross proceeds of $246 million to fund the Company’s share of the Blackstone joint venture and other general corporate purposes. The Company expects the settlement of the forward sale agreements to be on or about June 29, 2012;

•	Completed a $47.4 million acquisition of a major metropolitan area 561,000 square foot prime shopping center;

•	Completed $44.8 million of non-prime asset sales, of which DDR’s pro-rata share of the proceeds was $34.0 million; and

•	Completed $353 million of new long-term financings with an average interest rate of 3.3% and average duration of 6.6 years.

In January 2012, the Company announced another increase in its quarterly common share dividend to $0.12 per share from $0.04 per share in the first quarter of 2011. This increase still allows the Company to retain free cash flow, yet reflects the Company’s execution of its long-term strategies.

The Company continued its improvement in operating performance and internal growth in the first quarter of 2012 as evidenced by the number of leases executed during the quarter and the continued upward trend in average rental rates. The Company leased more than 3.3 million square feet in the first quarter of 2012, including managed assets, which is a 14% increase over the fourth quarter of 2011. This included 2.3 million square feet of renewals which set a Company record and the Company believes is directly attributable to the quality of the portfolio combined with a supply-constrained environment. The Company believes first-year rents on new leases provide a solid indicator of leasing trends, and the average first-year rent for all new leases executed in the first quarter of 2012 was $13.82 per square foot. The Company increased its total portfolio average annualized base rent per square foot to $14.08. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the first three months of 2012 remained low at $2.89 per rentable square foot over the lease term.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2011, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Base and percentage rental revenues (A)	$133,472	$128,488	$4,984	3.9%
Recoveries from tenants (B)	43,365	44,014	(649)	(1.5)%
Fee and other income (C)	18,534	19,769	(1,235)	(6.2)%

Total revenues	$195,371	$192,271	$3,100	1.6%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$0.8
Acquisition of shopping centers	4.8
Development or redevelopment properties	(0.7)
Straight-line rents	0.1

$5.0

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio (1)		Office Property Portfolio
	March 31,		March 31,
	2012	2011	2012	2011
Centers owned	420	476	4	5
Aggregate occupancy rate	89.8%	88.1%	90.4%	82.4%
Average annualized base rent per occupied square foot	$14.08	$13.16	$13.04	$11.10

	Wholly-Owned Shopping Centers		Joint Venture Shopping Centers (1)
	March 31,		March 31,
	2012	2011	2012	2011
Centers owned	246	282	172	191
Centers owned through Consolidated joint ventures	n/a	n/a	2	3
Aggregate occupancy rate	89.5%	87.9%	90.3%	88.5%
Average annualized base rent per occupied square foot	$12.61	$12.10	$16.13	$14.54

(1)

In 2012, excludes shopping centers owned through the Company’s joint venture with Coventry Real Estate Fund II (“Coventry II Fund”) which are no longer managed by the Company and in which the Company’s investment basis is not material. In 2011, excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and in which the Company is receiving no allocation of income or loss, which includes certain Coventry II Fund investments.

(B)	Recoveries were approximately 86.7% and 87.3% of reimbursable operating expenses and real estate taxes for the three-month periods ended March 31, 2012 and 2011, respectively.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2012	2011	(Decrease) Increase
Management, development, financing and other fee income	$11.7	$12.2	$(0.5)
Ancillary and other property income	6.2	6.9	(0.7)
Lease termination fees	0.5	0.6	(0.1)
Other miscellaneous	0.1	0.1	—

	$18.5	$19.8	$(1.3)

The decrease in management development, financing and other fee income in 2012 is largely the result of the expiration of the management contracts by their own terms with the Coventry II Fund as of December 31, 2011 (see Off-Balance Sheet Arrangements). These contracts generated approximately $2.3 million in gross fees related to the Company’s management, development and leasing of the assets in 2011. Additionally, in 2012, an affiliate of the Company entered into a joint venture agreement with an affiliate of Blackstone to acquire 46 assets managed by the Company in the periods presented. The Company does not anticipate any significant changes in management and leasing fee income to be earned related to these assets from the new joint venture as the Company manages these assets.

Expenses from Operations (in thousands)

	Three-Month Periods Ended Mach 31,
	2012	2011	$ Change	% Change
Operating and maintenance (A)	$34,343	$35,479	$(1,136)	(3.2)%
Real estate taxes (A)	25,559	25,221	338	1.3%
Impairment charges (B)	13,517	3,856	9,661	250.5%
General and administrative (C)	19,012	29,378	(10,366)	(35.3)%
Depreciation and amortization (A)	60,306	53,122	7,184	13.5%

	$152,737	$147,056	$5,681	3.9%

(A)	The changes for the three-month period March 31, 2012 compared to 2011, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation
Comparable Portfolio Properties	$(0.6)	$(0.3)	$3.3
Acquisitions of shopping centers	0.5	0.8	4.0
Development or redevelopment properties	(1.0)	(0.2)	0.1
Personal property	—	—	(0.2)

	$(1.1)	$0.3	$7.2

The increase in depreciation expense for the Comparable Portfolio Properties is attributable to accelerated depreciation charges from a change in the estimated life of certain assets that are expected to be redeveloped in future periods.

(B)	The Company recorded impairment charges during the three-month periods ended March 31, 2012 and 2011, related to its land and shopping center assets. These impairments are more fully described in Note 12, “Impairment Charges,” in the notes to the condensed consolidated financial statements included herein.

(C)	General and administrative expenses were approximately 4.7% and 7.1% of total revenues, including total revenues of unconsolidated joint ventures and managed properties and discontinued operations, for the three-month periods ended March 31, 2012 and 2011, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

During the three-month period ended March 31, 2011, the Company recorded a charge of $10.7 million as a result of the termination without cause of its Executive Chairman of the Board, the terms of which were pursuant to his amended and restated employment agreement.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Interest income (A)	$1,841	$2,799	$(958)	(34.2)%
Interest expense (B)	(56,746)	(57,298)	552	(1.0)%
Loss on retirement of debt, net (C)	(5,602)	—	(5,602)	(100.0)%
Gain on equity derivative instruments (D)	—	21,926	(21,926)	(100.0)%
Other (expense) income, net (E)	(1,602)	1,341	(2,943)	(219.5)%

	$(62,109)	$(31,232)	$(30,877)	98.9%

(A)	The weighted-average interest rate of loan receivables at March 31, 2012, was 7.6%. The decrease in the amount of interest income recognized is due to a decrease in the aggregate amount of notes receivable outstanding.

(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Three-Month Periods Ended March 31,
	2012	2011
Weighted-average debt outstanding (in billions)	$4.2	$4.3
Weighted-average interest rate	5.5%	5.6%

The weighted-average interest rate (based on contractual rates and excluded convertible debt accretion and deferred financing costs) at March 31, 2012 and 2011 was 5.0% and 5.1%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $3.1 million for the three-month period ended March 31, 2012, as compared to $3.0 million for the respective period in 2011. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction.

(C)	For the three-month period ended March 31, 2012, the Company repurchased $25.5 million of its 9.625% senior unsecured notes due 2016 at a premium to par value.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto and certain members of the Otto family. The valuation and resulting charges/gains primarily related to the difference between the closing trading value of the Company’s common shares from January 1, 2011, through March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company no longer records the changes in fair value of these instruments in its earnings.

(E)	Other income (expenses) were composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Litigation-related expenses	$(0.7)	$(1.0)
Debt extinguishment costs, net	(0.3)	(0.2)
Settlement of lease liability obligation	—	2.6
Transaction and other expenses	(0.6)	(0.1)

	$(1.6)	$1.3

In 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases related to an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in the first quarter of 2011.

Other Items (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Equity in net income of joint ventures (A)	$8,248	$1,974	$6,274	317.8%
Impairment of joint venture investments	(560)	(35)	(525)	1500.0%
Gain on change in control of interests (B)	—	21,729	(21,729)	(100.0)%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(179)	(326)	147	(45.1)%

(A)	The increase in equity in net income of joint ventures for the three-month period ended March 31, 2012 compared to the prior-year period is primarily a result of higher income from the Company’s investment in Sonae Sierra Brasil as discussed below, combined with a $1.9 million loss on sale of a shopping center recorded in the first quarter of 2011.

At March 31, 2012 and 2011, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. This entity uses the functional currency of Brazilian reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rate used for recording the equity in net income was 1.77 and 1.68 for the three-month periods ended March 31, 2012 and 2011, respectively. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, primarily is due to a gain recognized on the strategic asset swap of two assets in the portfolio, shopping center expansion activity coming on line as well as increases in parking revenue and ancillary income.

(B)	In the first quarter of 2011, the Company acquired its partners’ 50% interest in two shopping centers. The Company accounted for both of these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Loss from discontinued operations (A)	$(3,650)	$(1,329)	$(2,321)	174.6%
Gain on disposition of real estate, net of tax	70	244	(174)	(71.3)%

	$(3,580)	$(1,085)	$(2,495)	230.0%

(A)	The Company sold six properties during the three-month period ended March 31, 2012, and had four properties held for sale at March 31, 2012, aggregating 1.0 million square feet. In addition, the Company sold 34 properties in 2011 aggregating 2.9 million square feet. In addition, included in the reported loss for the three-month periods ended March 31, 2012 and 2011, is $3.8 million and $2.0 million, respectively, of impairment charges related to assets classified as discontinued operations.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Gain (loss) on disposition of real estate, net (A)	$665	$(861)	$1,526	(177.2)%

(A)	Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Non-controlling interests	$(176)	$(67)	$(109)	162.7%

Net (Loss) Income (in thousands)

	Three-Month Periods Ended March 31,
	2012	2011	$ Change	% Change
Net (loss) income attributable to DDR	$(15,057)	$35,312	$(50,369)	(142.6)%

The increase in net loss attributable to DDR for the three-month periods ended March 31, 2012 compared to the same period in 2011, primarily was due to income recorded in the first quarter of 2011 as a result of the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures, the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes due 2016 in the first quarter of 2012.

A summary of changes in 2012 as compared to 2011 is as follows (in millions):

Three-Month Period Ended March 31
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$3.9
Increase in consolidated impairment charges	(9.7)
Decrease in general and administrative expenses (A)	10.4
Increase in depreciation expense	(7.2)
Decrease in interest income	(1.0)
Decrease in interest expense	0.5
Increase in loss on retirement of debt, net	(5.6)
Decrease in gain on equity derivative instruments	(21.9)
Change in other (expense) income, net	(2.9)
Increase in equity in net income of joint ventures	6.3
Increase in impairment of joint venture investments	(0.5)
Decrease in gain on change in control of interests	(21.7)
Decrease in income tax expense	0.1
Increase in loss from discontinued operations	(2.5)
Increase in gain on disposition of real estate	1.5
Change in non-controlling interests	(0.1)

Increase in net loss attributable to DDR	$(50.4)

(A)	Included in general and administrative expenses is an executive separation charge of $10.7 million for the three-month period ended March 31, 2011.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions, and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition, disposition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”). Other real estate companies may calculate FFO in a different manner.

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

Reconciliation Presentation

For the three-month period ended March 31, 2012, FFO applicable to DDR common shareholders was $59.7 million, compared to $93.0 million for the same period in 2011. The decrease in FFO for the three-month period ended March 31, 2012, was primarily the result of the gain on change in control of interests related to the Company’s acquisition of two assets from unconsolidated joint ventures in the first quarter of 2011, the effect of the valuation adjustments associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt retirement related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes due 2016 in the first quarter of 2012.

For the three-month period ended March 31, 2012, Operating FFO applicable to DDR common shareholders was $66.8 million, compared to $63.2 million for the same period in 2011. The increase in Operating FFO for the three-month period ended March 31, 2012, primarily was due to the acquisition of seven shopping center assets since January 2011 partially offset by asset dispositions as well as the redemption of preferred shares in the second quarter of 2011.

The Company’s reconciliation of net (loss) income applicable to DDR common shareholders, to FFO applicable to DDR common shareholders and Operating FFO applicable to common shareholders is as follows (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Net (loss) income applicable to DDR common shareholders (A), (B)	$(22.0)	$24.7
Depreciation and amortization of real estate investments	58.4	53.8
Equity in net income of joint ventures	(8.2)	(1.9)
Impairment of joint venture investments	0.6	—
Joint ventures’ FFO (C)	14.0	14.7
Impairment of depreciable real estate assets, net of non-controlling interests	17.3	2.0
Gain on disposition of depreciable real estate, net	(0.4)	(0.3)

FFO applicable to DDR common shareholders	$59.7	$93.0

Total non-operating items (D)	7.1	(29.8)

Operating FFO applicable to DDR common shareholders	$66.8	$63.2

(A)	Includes the deduction of preferred dividends of $7.0 million and $10.6 million for the three-month periods ended March 31, 2012 and 2011, respectively.
(B)	Includes straight-line rental revenue of approximately $0.4 million and $0.3 million for the three-month periods ended March 31, 2012 and 2011, respectively (including discontinued operations). In addition, includes straight-line ground rent expense of approximately $0.3 million and $0.5 million for the three-month periods ended March 31, 2012 and 2011, respectively, (including discontinued operations).
(C)	At March 31, 2012 and 2011, the Company had an economic investment in unconsolidated joint venture interests relating to 172 and 191 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Net income (loss) attributable to unconsolidated joint ventures (1)	$9.1	$(3.9)
Impairment of depreciable real estate assets	1.3	—
(Gain) loss on disposition of depreciable real estate, net	(13.7)	0.9
Depreciation and amortization of real estate investments	45.3	47.8

FFO	$42.0	$44.8

FFO at DDR’s ownership interests (2)	$14.0	$14.7

(1)	Revenues for the three-month periods include the following (in millions):

	Three-Month Periods Ended March 31,
	2012	2011
Straight-line rents	$0.9	$0.6
DDR’s proportionate share	0.2	0.1

(2)	FFO at DDR ownership interests considers the impact of basis differentials.
(D)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three-month periods ended March 31, 2012 and 2011 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended March 31,
	2012	2011
Impairment charges – non-depreciable consolidated assets	$—	$3.8
Loss on debt retirement, net (A)	5.6	—
Other expense (income), net (C)	1.7	(1.3)
Equity in net loss (income) of joint ventures – currency adjustments and other expenses	0.1	(0.4)
(Gain) loss on disposition of non-depreciable real estate (land), net	(0.3)	1.0
Executive separation charge (B)	—	10.7
Gain on equity derivative instruments (Otto Family warrants) (A)	—	(21.9)
Gain on change in control of interests (A)	—	(21.7)

Total non–operating items	$7.1	$(29.8)
FFO applicable to DDR common shareholders	59.7	93.0

Operating FFO applicable to DDR common shareholders	$66.8	$63.2

(A)	Amount agrees to the face of the condensed consolidated statements of operations.
(B)	Amounts included in general and administrative expenses.

(C)	Amounts included in other (income) expense in the condensed consolidated statements of operations and detailed as follows:

	For the Three-Month Periods Ended March 31,
	2012	2011
Litigation-expenditures	$0.8	$1.0
Debt extinguishment costs, net	0.3	0.2
Settlement gain of lease liability obligation	—	(2.6)
Transaction and other	0.6	0.1

	$1.7	$(1.3)

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first three months of 2012, the Company continued to strategically allocate cash flow from operating and financing activities.

The Company’s and its unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes that it has several viable sources to obtain capital and fund its business, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $750 million, and includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates currently based on LIBOR plus 165 basis points, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of March 31, 2012, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes that it will continue to be able to operate in compliance with these covenants for the remainder of 2012 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity. The following information summarizes the availability of the Revolving Credit Facilities at March 31, 2012 (in millions):

Cash and cash equivalents	$16.1

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(76.0)
Letters of credit	(12.3)

Borrowing capacity available	$726.7

Additionally, as of April 27, 2012, the Company had available for future issuance $130 million of its common shares under its continuous equity program.

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

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250 million unsecured term loan (“Term Loan”) and a $103.0 million Mortgage Loan (“Mortgage Loan”). These financings address substantially all of the Company’s 2012 consolidated debt maturities. The Term Loan consists of a $200 million tranche that bears interest as of March 31, 2012 at a rate of LIBOR plus 210 basis points and matures on January 31, 2019; and a $50 million tranche that bears interest as of March 31, 2012 at a rate of LIBOR plus 170 basis points and matures on January 31, 2017. Borrowings under the Term Loan bear interest at LIBOR plus a margin based upon DDR's long-term senior unsecured debt ratings. Additionally, the Company entered into interest rate swaps on the $200 million, seven-year tranche to fix the interest rate at 3.6%. Proceeds from the Term Loan were used to retire the remaining $180 million aggregate principal amount of convertible notes that matured in March 2012, to reduce the outstanding balances under the Revolving Credit Facilities, and for general corporate purposes. The Mortgage Loan has a seven-year term and bears interest at 3.4%.

The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2012. The consolidated maturities for 2012 include unsecured notes due October 2012 with an outstanding aggregate principal amount of $223.5 million, which the Company expects to repay using borrowings under its Revolving Credit Facilities or, depending on market conditions, the issuance of long-term debt. At March 31, 2012, there were no other unsecured maturities until May 2015. At April 27, 2012, the 2012 mortgage maturities aggregated approximately $12.6 million and are expected to be repaid using borrowings under its Revolving Credit Facilities.

Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company continues to look beyond 2012 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration, with the goal of lowering the Company's risk profile and long-term cost of capital.

Unconsolidated Joint Ventures

At March 31, 2012, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due was $39.8 million, all of which was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). At March 31, 2012, the Company’s unconsolidated joint venture mortgage debt maturing in 2012 was $1.3 billion (of which the Company’s proportionate share is $286.1 million). Of this amount, $184.9 million (of which the Company’s proportionate share is $35.9 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). In addition, $119.8 million was repaid in April 2012 (of which the Company’s proportionate share is $54.3 million), primarily with the Company’s purchase of two unconsolidated assets (see Acquisitions) and $698.7 million (of which the Company’s proportionate share is $104.8 million) is expected to be refinanced on a long-term basis in May 2012.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods Ended March 31,
	2012	2011
Cash flow provided by operating activities	$33,858	$57,632
Cash flow used for investing activities	(64,710)	(3,486)
Cash flow provided by (used for) financing activities	6,184	(52,618)

Operating Activities: The change in cash flow from operating activities for the three-month period ended March 31, 2012, as compared to the same period in 2011 was primarily due to changes in accounts payable and accrued expenses.

Investing Activities: The change in cash flow from investing activities for the three-month period ended March 31, 2012, as compared to the same period in 2011, was primarily due to an increase in asset acquisition and a decrease in proceeds from note repayments from unconsolidated joint ventures.

Financing Activities: The change in cash flow used for financing activities for the three-month period ended March 31, 2012, as compared to the same period in 2011, was primarily due to a decrease in debt repayments and an increase in proceeds from debt, offset by a decrease in proceeds from the issuance of common shares.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $40.3 million for the three-month period ended March 31, 2012, as compared to $22.0 million for the same period in 2011. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company thus far during 2012.

The Company declared a quarterly dividend of $0.12 per common share for the first quarter 2012. The Board of Directors of the Company will continue to monitor the 2012 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

Sources and Uses of Capital

Acquisitions

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into prime assets with long-term growth potential.

In April 2012, the Company acquired its joint venture partners’ 50% ownership interest in two prime power centers located in Portland, Oregon, and Phoenix, Arizona, for $70.0 million in the aggregate. Tanasbourne Town Center, in Portland, Oregon, is a large-format power center totaling 566,000 square feet. The shopping center is anchored by national tenants such as Target, Nordstrom Rack, Bed Bath & Beyond, Ross Dress For Less, Michaels, Old Navy and Petco. Arrowhead Crossing, in Phoenix, Arizona, is a large-format power center totaling 412,000 square feet. The shopping center is anchored by national tenants such as Nordstrom Rack, DSW, TJ Maxx, HomeGoods, Staples and Hobby Lobby. The Company funded its entire $70.0 million investment with proceeds from the issuance of 4.8 million common shares at a weighted-average share price of $14.64 through its continuous equity program. At closing, approximately $104 million of mortgage debt was repaid. The Company will account for this transaction as a step acquisition. Due to the change in control that occurred, the Company expects to record a Gain on Change in Control of Interest estimated at $30 million to $40 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

In March 2012, the Company acquired Brookside Marketplace in Chicago, Illinois, for $47.4 million. The center is a large-format power center totaling 561,000 square feet. The asset is anchored by Super Target, Kohl’s, Dick’s Sporting Goods, Best Buy, HomeGoods, Michaels, PetSmart, Office Max, Old Navy and ULTA.

Newly Formed Joint Venture

In January 2012, affiliates of the Company and Blackstone formed a joint venture that is expected to acquire a portfolio of 46 shopping centers, in the second quarter of 2012, owned by EPN Group and managed by the Company, valued at approximately $1.4 billion, including assumed debt of $640 million and at least $305 million of anticipated new financings. The assumed debt has a weighted-average interest rate of 4.4% and maturity dates ranging from 2013 to 2017. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% interest is owned by an affiliate of DDR. DDR is also expected to invest $150 million in preferred equity in the joint venture with a fixed dividend rate of 10%, and will continue to provide leasing and property management services for the portfolio. In addition, DDR will have the right of first offer to acquire 10 of the assets under specified conditions.

Dispositions

During the three-month period ended March 31, 2012, the Company sold six shopping center properties, aggregating 0.4 million square feet, at an aggregate sales price of $12.2 million. In addition, the Company sold $27.4 million of consolidated non-income producing assets. The Company recorded a net gain of $0.7 million, which excludes the impact of an aggregate $73.3 million in related impairment charges that were recorded in prior periods on all of the assets sold in the first quarter of 2012. During the three-month period ended March 31, 2012, the Company’s unconsolidated joint ventures sold assets, generating gross proceeds of approximately $5.2 million. The aggregate gain was approximately $0.4 million related to these asset sales, of which the Company’s share was approximately $0.1 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into prime assets with long-term growth potential. The Company has been marketing non-prime assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through April 27, 2012, to sell real estate assets that are subject to contingencies. The Company anticipates an immaterial loss to be recorded if all such sales were consummated on the terms as negotiated through April 27, 2012. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at March 31, 2012, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceeded the assets’ current carrying value at March 31, 2012. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Joint Venture Activity—Sonae Sierra Brasil

During the quarter, the Company's one-third-owned joint venture, Sonae Sierra Brasil, completed a strategic asset swap and partial sale that resulted in a majority ownership interest in Shopping Plaza Sul, a high-quality enclosed mall located in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% ownership interest in Shopping Plaza Sul in exchange for a 22% stake in Shopping Penha and $29 million in cash. As a result of this transaction, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its ownership interest in Shopping Penha to 51%.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expects to expend on a net basis, after deducting sales proceeds from outlot sales, an aggregate of approximately $45.3 million for the remainder of 2012.

The Company is currently redeveloping nine significant shopping center developments (one owned by a consolidated joint venture) at a projected aggregate net cost of approximately $128.7 million. At March 31, 2012, approximately $84.4 million of costs had been incurred in relation to these redevelopment projects. In addition, the Company’s unconsolidated joint ventures have projects being developed and have incurred $45.8 million in project costs. An expected $191.1 million of costs is projected to be incurred for the remainder of 2012. A majority of these costs are related to projects under development at the Company’s joint venture in Brazil.

The Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

At March 31, 2012, the Company had approximately $431.6 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company believes it evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company will continue to closely monitor its expected spending in 2012 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2012, excluding projects at Sonae Sierra Brasil. The projects in Brazil are expected to be funded with proceeds from the IPO in 2011 or the recently completed entity-level financing. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company generally adheres to strict investment criteria thresholds. The revised underwriting criteria generally followed for the past three years includes a higher cash-on-cost project return threshold and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at March 31, 2012, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%	40 shopping centers in several states	11.5	$1,164.0
DDR Domestic Retail Fund I	20.0%	60 shopping centers in several states	8.2	930.6
Sonae Sierra Brasil BV Sarl	33.3%	11 shopping centers, a management company and two development projects in Brazil	4.1	392.3
DDR – SAU Retail Fund LLC	20.0%	27 shopping centers in several states	2.4	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.1 million at March 31, 2012, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance is reserved in full (see Coventry II Fund discussion below) and interest is no longer accrued by the Company.

Coventry II Fund

At March 31, 2012, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements. The Company could earn a promoted interest, along with Coventry Real Estate Advisors L.L.C., above a preferred return after return of capital to fund investors (see Part II, Item 1. Legal Proceedings).

As of March 31, 2012, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $15.2 million. In addition to its existing equity and notes receivable, including the Bloomfield Loan, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion of the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was approximately $34.1 million at March 31, 2012.

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

A summary of the Coventry II Fund investments is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at March 31, 2012
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Buena Park, California	61.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	14.8	(B), (E)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.6	(D), (E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	137.9	(B), (C), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.2	(B), (D), (E)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	150.6	(B), (C), (D)
Coventry II DDR Westover LLC	San Antonio, Texas	20.8	(B)
Service Holdings LLC	38 retail sites in several states	99.2	(B), (D), (E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.
(B)	As of April 27, 2012, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of April 27, 2012, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of April 27, 2012, the Company provided partial loan payment guaranties that were not greater than the proportion of its investment interest.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $3.9 billion at both March 31, 2012 and 2011 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $41.3 million at March 31, 2012, including guaranties associated with the Coventry II Fund joint ventures.

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

For the three-months ended March 31, 2012, $1.4 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

In April 2012, the Company issued 4.8 million common shares at a weighted-average share price of $14.64 through its existing continuous equity program and used the $70.0 million of cash raised to acquire its joint venture partners’ 50% ownership interest in two prime power centers located in Portland, Oregon and Phoenix, Arizona (see Liquidity and Capital Resources and Sources and Uses of Capital).

From April 1, 2012 to May 4, 2012, the Company repurchased $28.4 million aggregate principal amount of its outstanding 9.625% senior unsecured notes due 2016 at a premium, resulting in a loss of approximately $6.3 million.

During the three-month period ended March 31, 2012, the Company repurchased $25.5 million aggregate principal amount of its outstanding 9.625% senior unsecured notes due 2016 at a premium to par value, resulting in a loss of approximately $5.6 million.

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250 million Term Loan and a $103.0 million Mortgage Loan. These financings address substantially all of the Company’s 2012 consolidated debt maturities (see Liquidity and Capital Resources).

In January 2012, the Company entered into forward sale agreements to issue approximately 19 million of its common shares with expected proceeds at an initial price of $12.432 per share. The Company expects the settlement of the forward sale agreements to be on or about June 29, 2012. The Company expects to use the net proceeds to fund its investment in the joint venture with an affiliate of Blackstone (see Sources and Uses of Capital) and for other corporate purposes.

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.1 billion, $4.1 billion and $4.3 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Capitalization

At March 31, 2012, the Company’s capitalization consisted of $4.1 billion of debt, $375 million of preferred shares and $4.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.60, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2012), resulting in a debt to total market capitalization ratio of 0.48 to 1.0, as compared to the ratio of 0.50 to 1.0 at March 31, 2011. The closing price of the common shares on the New York Stock Exchange was $14.00 at March 31, 2011. At March 31, 2012, the Company’s total debt consisted of $3.5 billion of fixed-rate debt (including $383.8 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.6 billion of variable-rate debt. At March 31, 2011, the Company’s total debt consisted of $3.7 billion of fixed-rate debt (including $185 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $0.6 billion of variable-rate debt.

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

Contractual Obligations and Other Commitments

The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2012. The wholly-owned maturities for 2012 include the unsecured notes due in October 2012 with an aggregate principal amount of $223.5 million and mortgage maturities of approximately $12.6 million. The Company expects to repay the 2012 maturities through new debt or using the availability on its Revolving Credit Facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).

At March 31, 2012, the Company had letters of credit outstanding of approximately $29.7 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.3 million for its wholly-owned and consolidated joint venture properties at March 31, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days notice without penalty. At March 31, 2012, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.2 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective about new store openings. Some retailers closed existing locations, and, as a result, the Company experienced a loss in occupancy compared to its historic levels as discussed below. The reduction in occupancy in 2009 continued to have a negative impact on the Company’s consolidated cash flows, results of operations and financial position in 2012. However, the Company believes commencing in 2010 there has been an improvement in the level of optimism within its tenant base. Many retailers executed contracts prior to December 31, 2011, to open new stores and have strong store opening plans for 2012 and 2013. The continued lack of supply of new shopping centers is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. Offsetting some of the impact resulting from the reduced historical occupancy is the Company’s low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 3% of total 2012 consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.3%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J. Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Overall, the Company believes its portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to several major tenant bankruptcies, the shopping center portfolio occupancy was at 89.8% at March 31, 2012. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $14.08 at March 31, 2012, as compared to $13.16 at March 31, 2011, and $13.81 at December 31, 2011. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the first quarter of 2012 for the U.S. portfolio was only $2.89 per rentable square foot. The Company is very conscious of, and sensitive to, the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

New Accounting Standards

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. These provisions are effective in fiscal years beginning after December 15, 2011. This presentation was adopted by the Company at December 31, 2011. In December 2011, the FASB deferred those portions of the guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact the Company’s consolidated financial statements.

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Fair Value Measurements and Disclosures (Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•

The joint venture between an affiliate of the Company and an affiliate of Blackstone may be unable to successfully complete the planned acquisition of a portfolio of 46 shopping centers from EPN Group.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2012				December 31, 2011
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,521.5	4.6	5.5%	85.1%	$3,571.2	4.3	6.1%	87.0%
Variable-Rate Debt(A)	$615.4	3.4	2.0%	14.9%	$533.4	3.6	2.1%	13.0%

(A)	Adjusted to reflect the $383.8 million and $284.1 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 1.7% and 2.9%, respectively, at March 31, 2012 and December 31, 2011, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	March 31, 2012				December 31, 2011
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,054.9	$641.5	3.4	5.8%	$3,086.1	$646.2	3.6	5.7%
Variable-Rate Debt	$870.4	$196.1	4.4	7.4%	$656.1	$126.7	3.8	5.7%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2012 and December 31, 2011, the interest rate on the Company’s $383.8 million and $284.1 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $383.8 million and $284.1 million that were swapped to a fixed rate at March 31, 2012 and December 31, 2011, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at March 31, 2012 and December 31, 2011, is summarized as follows (in millions):

	March 31, 2012					December 31, 2011
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,521.5	$3,809.9	(A)	$3,730.9	(B)	$3,571.2	$3,757.9	(A)	$3,690.5	(B)
Company’s proportionate share of joint venture fixed-rate debt	$641.5	$635.5		$620.9		$646.2	$633.2		$617.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $7.5 million and $8.8 million at March 31, 2012 and December 31, 2011, respectively.
(B)	Includes the fair value of interest rate swaps, which was an asset of $12.0 million and a liability of $1.9 million at March 31, 2012 and December 31, 2011, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at March 31, 2012, would result in an increase in interest expense of approximately $1.5 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2012, the Company had no other material exposure to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three-month period ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various joint ventures with the Coventry II Fund, through which 11 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part the Company’s motion, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

The Company believes that the allegations in the lawsuit are without merit and that it has strong defenses against this lawsuit. The Company will continue to vigorously defend itself against the allegations contained in the complaint. This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable. However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause”. Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	72,066	$13.60	—	—
February 1 – 29, 2012	45,131	13.86	—	—
March 1 – 31, 2012	24,447	14.90	—	—

Total	141,644	$13.91	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Form Incentive Stock Option Agreement

10.2	Form Non-Qualified Stock Option Agreement

10.3	Form Restricted Shares Agreement

10.4	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document.[2]

101. SCH	XBRL Taxonomy Extension Schema Document. [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2012 and 2011, (iv) Consolidated Statement of Equity for the Three-Month Period Ended March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

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

DDR CORP.

May 9, 2012	/s/ Christa A. Vesy
(Date)	Christa A. Vesy
Executive Vice President and Chief Accounting
Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.1	Form Incentive Stock Option Agreement	Filed herewith
10	10.2	Form Non-Qualified Stock Option Agreement	Filed herewith
10	10.3	Form Restricted Shares Agreement	Filed herewith
10	10.4	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith
32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith
32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith