Form 10-Q
period 2012-06-30
DDR CORP
filed 2012-08-09
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, the registrant had 304,134,432 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Land	$1,839,912	$1,844,125
Buildings	5,424,300	5,461,122
Fixtures and tenant improvements	406,988	379,965

	7,671,200	7,685,212
Less: Accumulated depreciation	(1,573,528)	(1,550,066)

	6,097,672	6,135,146
Land held for development and construction in progress	580,553	581,627
Real estate held for sale, net	502	2,290

Total real estate assets, net	6,678,727	6,719,063
Investments in and advances to joint ventures	562,413	353,907
Cash and cash equivalents	18,505	41,206
Restricted cash	23,791	30,983
Notes receivable, net	62,498	93,905
Other assets, net	238,014	230,361

	$7,583,948	$7,469,425

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,977,512	$2,139,718
Unsecured term loan	250,000	—
Revolving credit facilities	5,895	142,421

	2,233,407	2,282,139

Secured indebtedness:
Secured term loan	500,000	500,000
Mortgage and other secured indebtedness	1,362,378	1,322,445

	1,862,378	1,822,445

Total indebtedness	4,095,785	4,104,584
Accounts payable and other liabilities	226,183	257,821
Dividends payable	40,852	29,128

Total liabilities	4,362,820	4,391,533

Commitments and contingencies (Note 9)
DDR Equity:
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	170,000	170,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 301,347,218 and 277,114,784 shares issued at June 30, 2012 and December 31, 2011, respectively	30,135	27,711
Paid-in capital	4,437,806	4,138,812
Accumulated distributions in excess of net income	(1,627,030)	(1,493,353)
Deferred compensation obligation	13,824	13,934
Accumulated other comprehensive income (loss)	(30,875)	(1,403)
Less: Common shares in treasury at cost: 671,171 and 833,934 shares at June 30, 2012 and December 31, 2011, respectively	(12,731)	(15,017)

Total DDR shareholders’ equity	3,186,129	3,045,684
Non-controlling interests	34,999	32,208

Total equity	3,221,128	3,077,892

	$7,583,948	$7,469,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues from operations:
Minimum rents	$133,861	$124,703
Percentage and overage rents	655	734
Recoveries from tenants	42,158	41,757
Fee and other income	18,069	19,732

	194,743	186,926

Rental operation expenses:
Operating and maintenance	30,979	33,810
Real estate taxes	25,631	25,195
Impairment charges	80,227	811
General and administrative	19,131	17,979
Depreciation and amortization	63,561	52,888

	219,529	130,683

Other income (expense):
Interest income	2,328	2,419
Interest expense	(54,617)	(56,239)
Loss on debt retirement	(7,892)	—
Other (expense) income, net	(3,657)	(6,347)

	(63,838)	(60,167)

Loss before earnings from equity method investments and other items	(88,624)	(3,924)
Equity in net income of joint ventures	3,232	16,567
Impairment of joint venture investments	—	(1,636)
Gain on change in control of interests	39,348	981

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(46,044)	11,988
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(371)	(392)

(Loss) income from continuing operations	(46,415)	11,596
Income (loss) from discontinued operations	3,801	(27,175)

Loss before gain on disposition of real estate	(42,614)	(15,579)
Gain on disposition of real estate, net of tax	5,234	2,310

Net loss	$(37,380)	$(13,269)
Non-controlling interests	(120)	(114)

Net loss attributable to DDR	$(37,500)	$(13,383)

Write-off of preferred share original issuance costs	—	(6,402)
Preferred dividends	(6,967)	(7,085)

Net loss attributable to DDR common shareholders	$(44,467)	$(26,870)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.17)	$—
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)

Net loss attributable to DDR common shareholders	$(0.16)	$(0.10)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.17)	$—
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)

Net loss attributable to DDR common shareholders	$(0.16)	$(0.10)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues from operations:
Minimum rents	$263,735	$249,193
Percentage and overage rents	2,110	2,488
Recoveries from tenants	85,021	85,212
Fee and other income	36,507	39,416

	387,373	376,309

Rental operation expenses:
Operating and maintenance	64,377	68,227
Real estate taxes	50,779	49,950
Impairment charges	82,363	4,667
General and administrative	38,144	47,357
Depreciation and amortization	122,977	105,080

	358,640	275,281

Other income (expense):
Interest income	4,168	5,218
Interest expense	(110,587)	(112,633)
Loss on debt retirement	(13,495)	—
Gain on equity derivative instruments	—	21,926
Other (expense) income, net	(5,259)	(5,007)

	(125,173)	(90,496)

(Loss) income before earnings from equity method investments and other items	(96,440)	10,532
Equity in net income of joint ventures	11,480	18,541
Impairment of joint venture investments	(560)	(1,671)
Gain on change in control of interests	39,348	22,710

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(46,172)	50,112
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(549)	(718)

(Loss) income from continuing operations	(46,721)	49,394
Loss from discontinued operations	(11,439)	(28,733)

(Loss) income before gain on disposition of real estate	(58,160)	20,661
Gain on disposition of real estate, net of tax	5,899	1,449

Net (loss) income	$(52,261)	$22,110
Non-controlling interests	(296)	(181)

Net (loss) income attributable to DDR	$(52,557)	$21,929

Write-off of preferred share original issuance costs	—	(6,402)
Preferred dividends	(13,934)	(17,653)

Net loss attributable to DDR common shareholders	$(66,491)	$(2,126)

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.20)	$0.10
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.11)

Net loss attributable to DDR common shareholders	$(0.24)	$(0.01)

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.20)	$0.02
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.11)

Net loss attributable to DDR common shareholders	$(0.24)	$(0.09)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(37,380)	$(13,269)	$(52,261)	$22,110

Other comprehensive (loss) income:
Foreign currency translation	(22,546)	7,879	(18,419)	12,855
Change in fair value of interest-rate contracts	(12,273)	(987)	(11,007)	(2,772)
Amortization of interest-rate contracts	(233)	47	(180)	40

Total other comprehensive (loss) income	(35,052)	6,939	(29,606)	10,123

Comprehensive (loss) income	$(72,432)	$(6,330)	$(81,867)	$32,233

Comprehensive income attributable to non-controlling interests:
Allocation of net income	(120)	(114)	(296)	(181)
Foreign currency translation	457	(236)	134	(1,358)

Total comprehensive income (loss) attributable to non-controlling interests	337	(350)	(162)	(1,539)

Total comprehensive (loss) income attributable to DDR	$(72,095)	$(6,680)	$(82,029)	$30,694

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2012

(Dollars in thousands)

(Unaudited)

	DDR Equity							Non- Controlling Interests	Total
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost
Balance, December 31, 2011	$375,000	$27,711	$4,138,812	$(1,493,353)	$13,934	$(1,403)	$(15,017)	$32,208	$3,077,892
Issuance of common shares related to stock plans		15	1,546		601		(343)		1,819
Issuance of common shares		2,369	296,748				969		300,086
Issuance of restricted stock		40	(2,239)				2,920		721
Vesting of restricted stock			1,542		(711)		(1,260)		(429)
Stock-based compensation			1,397						1,397
Contributions from non-controlling interests								11,067	11,067
Distributions to non-controlling interests								(8,438)	(8,438)
Dividends declared-common shares				(67,186)					(67,186)
Dividends declared-preferred shares				(13,934)					(13,934)
Comprehensive (loss) income				(52,557)		(29,472)		162	(81,867)

Balance, June 30, 2012	$375,000	$30,135	$4,437,806	$(1,627,030)	$13,824	$(30,875)	$(12,731)	$34,999	$3,221,128

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands)

(Unaudited)

	2012	2011
Net cash flow provided by operating activities:	$103,581	$134,282

Cash flow from investing activities:
Proceeds from disposition of real estate	91,474	70,883
Real estate developed or acquired, net of liabilities assumed	(166,490)	(68,595)
Equity contributions to joint ventures	(29,992)	(7,068)
(Issuance) repayments of joint venture advances, net	(149,975)	23,130
Distributions of proceeds from sale and refinancing of joint venture interests	937	14,033
Return of investments in joint ventures	6,331	5,541
Issuance of notes receivable	(246)	—
Repayment of notes receivable	975	13,934
Decrease (increase) in restricted cash - capital improvements	4,900	(161)

Net cash flow (used for) provided by investing activities:	(242,086)	51,697

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(135,897)	(115,908)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $643 and $350 in 2012 and 2011, respectively	291,570	295,495
Repayment of senior notes	(445,682)	(93,038)
Proceeds from mortgages and other debt	353,506	121,956
Repayment of term loans and mortgage debt	(165,847)	(362,904)
Payment of debt issuance costs	(2,501)	(9,394)
Redemption of preferred shares	—	(180,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $441 and $686 in 2012 and $2011, respectively	300,086	129,939
Proceeds from issuance of common shares related to the exercise of warrants	—	59,873
Repurchase of common shares in conjunction with equity award plans	(1,243)	(979)
Contributions from non-controlling interests	186	187
Distributions to non-controlling interests and redeemable operating partnership units	(8,420)	(1,269)
Dividends paid	(69,397)	(34,102)

Net cash flow provided by (used for) financing activities	116,361	(190,144)

Cash and cash equivalents
Decrease in cash and cash equivalents	(22,144)	(4,165)
Effect of exchange rate changes on cash and cash equivalents	(557)	174
Cash and cash equivalents, beginning of period	41,206	19,416

Cash and cash equivalents, end of period	$18,505	$15,425

Supplemental disclosure of non-cash investing and financing activities:

At June 30, 2012, dividends payable were $40.9 million. During the six-months ended June 30, 2012, the Company acquired $20.1 million of real estate which resulted in an increase in the non-controlling interests of $10.9 million. In addition, in conjunction with the acquisition of its partner’s interests in two shopping centers, the Company reversed its previously held equity interest by increasing investments in and advances to joint ventures by $21.0 million as the investment basis was negative, increased net assets by $39.1 million for its previously held proportionate share of the assets, and assumed debt of $103.8 million. The foregoing transactions had activities that did not provide for or require the use of cash for the six-month period ended June 30, 2012.

At June 30, 2011, dividends payable were $18.0 million. In conjunction with the acquisition of its partners’ interests in two shopping centers, the Company reversed its previously held equity interest by increasing investments in and advances to joint ventures by $7.8 million as the investment basis was negative, increased net real estate assets by $34.8 million for its previously held proportionate share of the assets, and assumed debt of $50.1 million. In addition, in March 2011, warrants were exercised for an aggregate of 10 million common shares. The equity derivative liability – affiliate of $74.3 million was reclassified from liabilities to additional paid-in capital upon exercise. In conjunction with the redemption of the Company’s Class G cumulative redeemable preferred shares, the Company recorded a non-cash charge to net income available to common shareholders of $6.4 million related to the write-off of the original issuance costs. The foregoing transactions had activities that did not provide for or require the use of cash for the six-month period ended June 30, 2011.

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

At June 30, 2012 and December 31, 2011, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $277.6 million and $289.5 million, respectively, mortgages of $21.5 million and $23.5 million, respectively, and other liabilities of $1.8 million and $28.7 million, respectively.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This presentation was adopted by the Company at December 31, 2011. In December 2011, the FASB deferred those portions of the guidance that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The effective date for the deferred portion has not yet been determined. When adopted, the deferred portion of the guidance is not expected to materially impact the Company’s consolidated financial statements.

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

2.	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At June 30, 2012 and December 31, 2011, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 215 and 177 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2012 (A)	December 31, 2011
Condensed Combined Balance Sheets
Real estate, net	$6,438,247	$5,355,190
Cash and restricted cash (B)	440,293	308,008
Receivables, net	102,514	108,038
Other assets	323,692	177,251

	$7,304,746	$5,948,487

Mortgage debt (B)	$4,573,716	$3,742,241
Notes and accrued interest payable to DDR	140,752	100,470
Other liabilities	256,332	214,370

	4,970,800	4,057,081
Redeemable preferred equity	150,000	—
Accumulated equity	2,183,946	1,891,406

	$7,304,746	$5,948,487

Company’s share of accumulated equity	$427,279	$402,242

(A)	Increase in the balance sheet at June 30, 2012 is primarily attributable to the investment in BRE DDR Retail Holdings, LLC as described below.
(B)	Increase is due to the issuance of public debt by Sonae Sierra Brasil in 2012. The proceeds will be used to fund development activities.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Condensed Combined Statements of Operations
Revenues from operations	$174,457	$175,736	$344,183	$344,113

Operating expenses (A)	70,229	60,064	127,422	118,398
Impairment charges (B)	6,877	—	7,717	—
Depreciation and amortization	45,117	45,841	87,957	93,094
Interest expense	61,961	56,327	120,143	113,312

	184,184	162,232	343,239	324,804

(Loss) income before tax expense and discontinued operations	(9,727)	13,504	944	19,309
Income tax expense (primarily Sonae Sierra Brasil), net	(6,239)	(11,386)	(12,268)	(17,530)

(Loss) income from continuing operations	(15,966)	2,118	(11,324)	1,779
Discontinued operations:
Income (loss) from discontinued operations	17	137	(355)	(213)
Gain on debt forgiveness (C)	—	2,976	—	2,976
Gain on disposition of real estate, net (D)	247	22,756	107	21,893

(Loss) income before gain on disposition of real estate, net	(15,702)	27,987	(11,572)	26,435
(Loss) gain on disposition of real estate, net (E)	(750)	—	13,102	—

Net (loss) income	$(16,452)	$27,987	$1,530	$26,435

Non-controlling interests	(4,600)	(2,619)	(13,534)	(4,994)

Net (loss) income attributable to unconsolidated joint ventures	$(21,052)	$25,368	$(12,004)	$21,441

Company’s share of equity in net income of joint ventures (E)	$3,171	$16,532	$13,351	$20,439

(A)

Operating expenses for the three- and six-month periods ended June 30, 2012, include transaction costs associated with the formation of the unconsolidated joint venture, BRE DDR Retail Holdings, LLC described later in this footnote.

(B)

For the three- and six-month periods ended June 30, 2012, impairment charges were recorded primarily on assets that are in the process of being marketed for sale of which the Company’s proportionate share of the charges was not material.

(C)

Gain on debt forgiveness is related to one property owned by an unconsolidated joint venture that was transferred to the lender pursuant to a consensual foreclosure proceeding. The operations of the asset have been reclassified as discontinued operations in the combined condensed statements of operations presented.

(D)

For the six-month period ended June 30, 2012, gain on disposition of discontinued operations includes the sale of two properties, of which one was sold in the second quarter of 2012. The Company’s proportionate share of the aggregate gain for the assets sold for the three- and six-month periods ended June 30, 2012, was not material.

For the six-month period ended June 30, 2011, gain on disposition of discontinued operations includes the sale of three properties, of which one property was sold in the second quarter of 2011. The Company’s proportionate share of the aggregate gain for the assets sold for the three- and six-month periods ended June 30, 2011, was $12.6 million and $10.7 million, respectively.

(E)

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net loss	$—	$—	$(1.9)	$(1.9)

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30, 2012	December 31, 2011
Company’s share of accumulated equity	$427.3	$402.2
Notes receivable from investments (A)	150.4	0.4
Basis differentials (B)	(152.8)	(145.6)
Deferred development fees, net of portion related to the Company’s interest	(3.3)	(3.6)
Notes and accrued interest payable to DDR (C)	140.8	100.5

Investments in and Advances to Joint Ventures	$562.4	$353.9

(A)	Primarily relates to a $150.0 million preferred equity investment in BRE DDR Retail Holdings, LLC. See discussion regarding this newly formed unconsolidated joint venture later in this footnote.
(B)

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

(C)	The Company has amounts receivable from several joint ventures aggregating $34.6 million at June 30, 2012. The remaining amounts were fully reserved by the Company at June 30, 2012.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Management and other fees	$6.5	$7.3	$13.4	$14.7
Financing and other fees	—	0.3	—	0.3
Development fees and leasing commissions	1.9	1.9	3.9	3.7
Interest income	0.5	—	0.5	0.1

Sonae Sierra Brasil

During the first quarter of 2012, the Company’s one-third-owned joint venture, Sonae Sierra Brasil, completed a strategic asset swap and partial sale that resulted in a majority ownership interest in Shopping Plaza Sul, an enclosed mall located in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% interest in Shopping Plaza Sul in exchange for transferring a 22% stake in Shopping Penha and $29 million in cash. As a result of these transactions, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its interest in Shopping Penha to 51%. The Company’s proportionate share of the net gain on the partial sale of its interest in Shopping Penha was $2.8 million. The weighted-average exchange rate used for recording the equity in net income was 1.84 and 1.64 for the six-month periods ended June 30, 2012 and 2011, respectively.

BRE DDR Retail Holdings, LLC

In June 2012, a joint venture between affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of gross leasable area (“GLA”) (all references to GLA and square feet are unaudited). These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by an affiliate of the Company. The transaction is valued at approximately $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options. The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with $150.0 million in preferred equity. The preferred equity has a fixed distribution rate of 10%, which is recognized within interest income within the condensed consolidated statements of operations and is classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s condensed consolidated balance sheet. The preferred equity entitles the Company to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. The preferred equity is redeemable (1) in part, at Blackstone’s option after 18 months following acquisition of the properties, and in full, after two years following acquisition of the properties; (2)at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold; and (4) upon the incurrence of additional indebtedness by the joint venture. The Company will provide leasing and property management services to all of the joint venture properties and will have the right of first offer to acquire 10 of the assets under specified conditions. The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

Other Joint Venture Interests

In the second quarter of 2012, the DDRTC Core Retail Fund, LLC joint venture, in which the Company has a 15% ownership interest, refinanced $698.7 million of maturing mortgage debt. The mortgage note payable of $540.0 million was modified through the same lender and required a cash payment of $76.0 million, of which the Company’s proportionate share was $11.4 million. The modified mortgage note payable has a three-year term with two one-year options and an interest rate of 4.63%. The joint venture also entered into a term loan of $190.0 million to repay a $158.7 million revolving credit facility. The term loan has a three-year term with two one-year options and an interest rate of LIBOR plus 275 basis points.

In April 2012, the Company acquired its unconsolidated joint venture partner’s 50% ownership interest in two shopping centers for an aggregate purchase price of $68.9 million. Upon acquisition, these shopping centers were consolidated into the results from operations. At closing, $103.8 million of mortgage debt was repaid. Due to the change in control that occurred, the Company recorded an aggregate gain of $39.3 million associated with the acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interests on the acquisition date.

3.	ACQUISITIONS

In April 2012, the Company acquired its unconsolidated joint venture partner’s 50% ownership interest in two shopping centers located in Portland, Oregon, and Phoenix, Arizona, for an aggregate purchase price of $68.9 million (Note 2). In March 2012, the Company acquired a shopping center from a third party in Chicago, Illinois, aggregating 0.3 million square feet of Company-owned GLA, for a total purchase price of $47.4 million. The Company accounted for these acquisitions utilizing the purchase method of accounting. The acquisition cost of the three operating shopping centers was allocated as follows (in thousands):

Land	$44,418
Buildings	120,560
Tenant improvements	4,553
Intangible assets	22,084

191,615
Less: Below-market leases (A)	(6,391)

Net assets acquired	$185,224

(A)	Below-market leases will be amortized over a weighted-average life of 17.9 years.

The costs, which were not material, related to the acquisitions were expensed as incurred and included in other income (expense), net.

Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 5):

		Weighted Average Amortization Period (in Years)
In-place leases (including lease origination costs and fair market value of leases) (A)	$10,714	5.5
Tenant relations	11,370	9.7

Total intangible assets acquired	$22,084

(A)	Includes above-market leases valued at $2.2 million.

The following unaudited supplemental pro forma operating data is presented for the three- and six-month periods ended June 30, 2012 and 2011 as if the acquisition of the three operating properties were completed on January 1, 2011 (in thousands, except per share amounts). The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Pro forma revenues	$194,898	$195,581	$391,345	$394,161

Pro forma (loss) income from continuing operations	$(85,800)	$49,220	$(85,974)	$63,428

Pro forma income (loss) from discontinued operations	$3,801	$(27,175)	$(11,439)	$(28,733)

Pro forma net (loss) income attributable to DDR common shareholders	$(83,852)	$10,754	$(105,744)	$11,908

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.31)	$0.14	$(0.34)	$0.15
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)	(0.04)	(0.11)

Net (loss) income attributable to DDR common shareholders	$(0.30)	$0.04	$(0.38)	$0.04

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.31)	$0.14	$(0.34)	$0.07
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)	(0.04)	(0.11)

Net (loss) income attributable to DDR common shareholders	$(0.30)	$0.04	$(0.38)	$(0.04)

Development Project

In June 2012, the Company obtained control over a development project in Charlotte, North Carolina, which is consolidated in the Company’s condensed consolidated balance sheet. The site is entitled, highly preleased and commenced construction in July. DDR contributed $9.0 million in cash and its non-controlling interest partner contributed the asset which had an estimated fair value of approximately $20 million resulting in the recognition of $10.9 million as Non-Controlling Interests in the Company’s condensed consolidated balance sheets at June 30, 2012. In July 2012, the Company acquired the non-controlling interest in the project for $10.9 million.

4.	NOTES RECEIVABLE

Notes receivable consist of the following (in millions):

	June 30, 2012	December 31, 2011
Loans receivable (A)	$54.3	$84.5
Other notes	3.0	3.0
Tax Increment Financing Bonds (“TIF Bonds”) (B)	5.2	6.4

	$62.5	$93.9

(A)	Amounts exclude notes receivable and advances to unconsolidated joint ventures including those that were in default and reserved at June 30, 2012 and December 31, 2011.
(B)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of June 30, 2012 and December 31, 2011, the Company had five and six loans receivable outstanding, respectively, with total remaining non-discretionary commitments of $5.7 million and $6.0 million, respectively. The following table reconciles the loans receivable on real estate for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1	$84,541	$103,705
Additions:
New mortgage loans	246	—
Interest	787	811
Accretion of discount	407	384
Deductions:
Payment of principal	—	(6,825)
Loan loss reserve	—	(5,000)
Other(A)	(31,700)	—

Balance at June 30	$54,281	$93,075

(A)

Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and included in Investments in and Advances to Joint Ventures in the Company’s consolidated condensed balance sheet at June 30, 2012.

The Company maintains a subordinated loan receivable with a carrying value of $10.8 million that was fully reserved at June 30, 2012 and 2011. Interest income is no longer being recorded on this loan. At June 30, 2012, this note was more than 90 days past due on principal and interest. This is the only loan receivable in the Company’s portfolio that has a loan loss reserve and is considered impaired at June 30, 2012.

In addition, at June 30, 2012, the Company had one loan aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer recording interest income on this note. A loan loss reserve has not been established based on the estimated value of the underlying real estate collateral.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$34,518	$24,798
Tenant relations, net	30,982	22,772

Total intangible assets, net (A)	65,500	47,570
Other assets:
Accounts receivable, net (B)	103,788	117,463
Deferred charges, net	43,647	45,272
Prepaid expenses	12,433	10,375
Deposits	7,203	6,788
Other assets	5,443	2,893

Total other assets, net	$238,014	$230,361

(A)

The Company recorded amortization expense of $3.6 million and $2.0 million for the three-month periods ended June 30, 2012 and 2011, and $6.8 million and $3.5 million for the six-month periods ended June 30, 2012 and 2011, respectively, related to these intangible assets.

(B)	Includes straight-line rents receivable, net, of $55.9 million and $55.7 million at June 30, 2012 and December 31, 2011, respectively.

During the three-month period ended June 30, 2012, the Company identified an error in the consolidated financial statements related to prior years. The error was attributable to a purchase price allocation of an asset acquired in 2004 and related amortization of the intangible asset. The Company concluded that the adjustment was not material to the results for the three-month period ended June 30, 2012, or any prior periods. Consequently, the Company recorded an out-of-period adjustment to increase net loss applicable to DDR by $1.5 million in the three-month period ended June 30, 2012. The Company also decreased land and increased other assets by $4.4 million on the condensed consolidated balance sheet.

6.	REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at June 30, 2012	Weighted-Average Interest Rate at June 30, 2012	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$5.9	2.0%	February 2016
PNC Facility	—	—	February 2016
Unsecured Term Loan – Tranche 1	50.0	2.3%	January 2017
Unsecured Term Loan – Tranche 2	200.0	3.6%	January 2019
Secured indebtedness:
Secured Term Loan	500.0	2.0%	September 2014

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 35 basis points on the entire facility at June 30, 2012. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At June 30, 2012, the Company had US$5.9 million of Euro borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at June 30, 2012), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.65% at June 30, 2012). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets, unencumbered debt yield and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2012.

Unsecured Term Loan

In January 2012, the Company entered into a $250 million unsecured term loan (the “Unsecured Term Loan”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association and PNC Bank serve as the administrative agents. The Unsecured Term Loan consists of a $50 million tranche that matures on January 31, 2017, and a $200 million tranche that matures on January 31, 2019. The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% and 2.1% for the two tranches, respectively, at June 30, 2012). The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at June 30, 2012.

7.	SENIOR NOTES

During the three- and six-month periods ended June 30, 2012, the Company repurchased $34.5 million and $60.0 million, respectively, aggregate principal amount of its outstanding 9.625% senior unsecured notes with a maturity date of March 2016 at a premium to par, resulting in a loss on debt retirement of $7.9 million and $13.5 million, respectively.

In June 2012, the Company issued $300 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Also in June 2012, the Company repaid all of its 5.375% senior unsecured notes at par with an aggregate principal amount of $223.5 million. These notes were scheduled to mature in October 2012.

8.	FINANCIAL INSTRUMENTS

Cash Flow and Fair Value Hedges

In the second quarter of 2012, the Company entered into treasury locks with an aggregate notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of the $300.0 million aggregate principal amount of senior notes in June 2012, resulting in a payment of $4.7 million to the counterparty. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then-anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense, based on the effective-yield method. The amount of hedge ineffectiveness recorded was not material.

In the first six months of 2012, the Company entered into seven interest rate swaps with an aggregate notional amount of $350.0 million, two of which with an aggregate notional amount of $100.0 million are not effective until the third quarter of 2012. These swaps were executed to hedge a portion of the interest rate risk associated with variable-rate borrowings.

Measurement of Fair Value

At June 30, 2012, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps and caps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s elective deferred compensation plan at June 30, 2012, measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Derivative financial instruments	$—	$(15.0)	$—	$(15.0)
Marketable securities	$2.8	$—	$—	$2.8

The unrealized loss of $6.3 million included in other comprehensive (loss) income (“OCI”) during the six-month period ended June 30, 2012, is in addition to the $4.7 million payment made to the counterparty related to the treasury locks that were executed and settled during this same period. The unrealized loss of $6.3 million included in OCI is attributable to the net change in fair value related to derivative liabilities that remained outstanding at June 30, 2012, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of fair value consideration related to impairment charges in Note 12.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $244.6 million and $90.6 million at June 30, 2012 and December 31, 2011, respectively, as compared to the carrying amounts of $242.7 million and $91.0 million, respectively. The carrying value of the TIF bonds, which was $5.2 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively, approximated their fair value as of both periods.

Debt

The fair market value of senior notes, except convertible senior notes, is determined using the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s nonperformance risk and loan to value. The Company’s senior notes, except convertible senior notes and all other debt including convertible senior notes are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at June 30, 2012 and December 31, 2011, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,977,512	$2,210,960	$2,139,718	$2,282,818
Revolving Credit Facilities and term loans	755,895	755,397	642,421	641,854
Mortgage and other secured indebtedness	1,362,378	1,389,444	1,322,445	1,352,142

	$4,095,785	$4,355,801	$4,104,584	$4,276,814

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

The Company has interests in consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company uses non-derivative financial instruments to economically hedge a portion of this exposure. The Company manages its currency exposure related to the net assets of its Canadian and European subsidiaries through foreign currency-denominated debt agreements. At June 30, 2012, the Company had no Canadian currency-denominated debt outstanding.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2012 and December 31, 2011, the aggregate fair value of the Company’s $533.4 million and $284.1 million notional amount of Swaps was a liability of $15.0 million and $8.8 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The following table discloses certain information regarding the Company’s nine outstanding interest rate swaps (not including the specified spreads):

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	1.0%	June 2014
$50.0	0.6%	June 2015
$100.0	0.5%	July 2015 (1)
$83.4	2.8%	September 2017
$100.0	1.6%	February 2019
$100.0	1.5%	February 2019

(1)	Swaps are not effective until the third quarter of 2012.

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.6 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted variable cash flows associated with existing obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the six-month periods ended June 30, 2012 and 2011, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, as follows (in millions):

	Liability Derivatives
	June 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$15.0	Other liabilities	$8.8

The effect of the Company’s derivative instruments on net (loss) and income is as follows (in millions):

Derivatives in Cash Flow Hedging	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)				Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into (Income) Loss (Effective Portion)
	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30			Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate products	$(7.6)	$(1.0)	$(6.3)	$(2.6)	Interest expense	$(0.2)	$—	$(0.2)	$—

The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps and the derivative position has a position balance. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Net Investment Hedging Relationships	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2012	2011	2012	2011
Euro-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$0.4	$(0.9)	$0.3	$(3.5)

Canadian dollar-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$1.7	$(0.1)	$0.4	$(3.1)

9.	COMMITMENTS AND CONTINGENCIES

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause.” Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling.

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

Common Shares

In April 2012, the Company sold 4.8 million of its common shares through its continuous equity program, generating gross proceeds of $70.0 million at an average price of $14.64 per share. The net proceeds were used to acquire the Company’s unconsolidated joint venture partner’s 50% ownership interest in two shopping centers (Note 3).

In January 2012, the Company entered into forward equity agreements, which were settled in June 2012, with respect to 19.0 million of its common shares and received net proceeds of $231.2 million. The Company used the net proceeds to fund its investment in the BRE DDR Retail Holdings, LLC joint venture (Note 2) and for other corporate purposes.

Common share dividends declared were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Common share dividends declared	$0.12	$0.04	$0.24	$0.08

11.	FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Management, development, financing and other fee income	$11.2	$12.0	$23.0	$24.2
Ancillary and other property income	6.7	6.8	12.8	13.6
Lease termination fees	—	0.8	0.5	1.3
Other miscellaneous	0.2	0.1	0.2	0.3

Total fee and other income	$18.1	$19.7	$36.5	$39.4

12.	IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and six-month periods ended June 30, 2012 and 2011, based on the difference between the carrying value of the assets or investments and the estimated fair market value (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Land held for development (A)	$6.4	$—	$6.4	$—
Undeveloped land (B)	19.1	—	19.1	3.9
Assets marketed for sale (B)	54.7	0.8	56.9	0.8

Total continuing operations	$80.2	$0.8	$82.4	$4.7

Sold assets or assets held for sale	—	19.4	15.2	21.4
Joint venture investments	—	1.6	0.6	1.6

Total impairment charges	$80.2	$21.8	$98.2	$27.7

(A)

Amounts reported in the three- and six-month periods ended June 30, 2012, primarily related to land held for development in Canada that is owned through a consolidated joint venture. The asset impairment was triggered primarily by the Company’s decision to dispose of its interest in lieu of development and the related execution of agreements for the sale of its interest in this project to its partner.

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing of a potential transaction.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 11 of the Company’s Financial Statements filed on its Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on March 26, 2012.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six-month period ended June 30, 2012. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets — held and used	$—	$—	$90.4	$90.4	$97.6
Unconsolidated joint venture investments	—	—	4.7	4.7	0.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 6/30/12	Valuation Technique	Unobservable Input	Range
Impairment of consolidated assets	$51.2	Indicative Bid	Indicative Bid	N/A (A)
Impairment of consolidated assets	39.2	Income Capitalization Approach ( B)	Market Capitalization Rate	10% - 12%(B)
			Price Per Square Foot	$15 to $47 per square foot
Impairment of joint venture investments	4.7	Income Capitalization Approach	Market Capitalization Rate	8% (C)

(A)	These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.
(B)	Vacant space in certain assets was valued on a price per square foot basis that ranged between $15 to $47 per square foot.
(C)	The fair value measurements also include consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.

13.	DISCONTINUED OPERATIONS

The Company sold 21 properties during the six-month period ended June 30, 2012 and had one property held for sale at June 30, 2012. In addition, the Company sold 34 properties in 2011. These asset sales are included in discontinued operations for the three- and six-month periods ended June 30, 2012 and 2011. The balance sheet related to the asset held for sale and the operating results related to assets sold or designated as held for sale as of June 30, 2012, are as follows (in thousands):

June 30, 2012
Land	$100
Buildings	8,352
Fixtures and tenant improvements	3,373

11,825
Less: Accumulated depreciation	(11,323)

Total assets held for sale	$502

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Revenues	$1,672	$12,626	$5,783	$26,554

Operating expenses	322	5,183	2,412	11,039
Impairment charges	—	19,445	15,236	21,428
Interest, net	386	3,670	1,303	7,613
Depreciation and amortization	389	4,239	1,568	8,187

	1,097	32,537	20,519	48,267

Income (loss) from discontinued operations	575	(19,911)	(14,736)	(21,713)
Gain (loss) on disposition of real estate, net of tax	3,226	(7,264)	3,297	(7,020)

Income (loss) from discontinued operations	$3,801	$(27,175)	$(11,439)	$(28,733)

14.	TRANSACTIONS WITH RELATED PARTIES

In the second quarter of 2012, the Company entered into an agreement to sell its interest in a consolidated joint venture in East Gwillimbury, Ontario, to its joint venture partner (Note 12).

In the first quarter of 2012, the Company’s consolidated joint venture in Russia sold its investment in a development project in Yaroslavl, Russia. In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the land and will receive fees for its services.

Transactions with the Company’s equity affiliates are described in Note 2.

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

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Basic Earnings:
Continuing Operations:
(Loss) income from continuing operations	$(46,415)	$11,596	$(46,721)	$49,394
Plus: Gain on disposition of real estate	5,234	2,310	5,899	1,449
Plus: Loss attributable to non-controlling interests	(120)	(114)	(296)	(181)

(Loss) income from continuing operations attributable to DDR	(41,301)	13,792	(41,118)	50,662
Write-off of original preferred share issuance costs	—	(6,402)	—	(6,402)
Preferred dividends	(6,967)	(7,085)	(13,934)	(17,653)

Basic — (Loss) income from continuing operations attributable to DDR common shareholders	(48,268)	305	(55,052)	26,607
Less: Earnings attributable to unvested shares and operating partnership units	(308)	(93)	(600)	(203)

Basic — (Loss) income from continuing operations	$(48,576)	$212	(55,652)	$26,404
Discontinued Operations:
Basic — Income (loss) from discontinued operations	3,801	(27,175)	(11,439)	(28,733)

Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(44,775)	$(26,963)	$(67,091)	$(2,329)

Diluted Earnings:
Continuing Operations:
Basic — (Loss) income attributable from continuing operations	$(48,268)	$305	(55,052)	$26,607
Less: Earnings attributable to unvested shares and operating partnership units	(308)	(93)	(600)	(203)
Less: Fair value of Otto Family warrants	—	—	—	(21,926)

Diluted — (Loss) income from continuing operations	(48,576)	212	(55,652)	4,478
Discontinued Operations:
Basic — Income (loss) from discontinued operations	3,801	(27,175)	(11,439)	(28,733)

Diluted — Net loss attributable to DDR common shareholders after allocation to participating securities	$(44,775)	$(26,963)	$(67,091)	$(24,255)

Number of Shares:
Basic — Average shares outstanding	280,390	274,299	277,802	265,094
Effect of dilutive securities:
Warrants	—	—	—	2,406
Stock options	—	1,211	—	1,111
Value sharing equity program	—	552	—	555
Forward equity agreement	—	5	—	12

Diluted — Average shares outstanding	280,390	276,067	277,802	269,178

Basic Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.17)	$—	$(0.20)	$0. 10
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)	(0.04)	(0.11)

Net loss attributable to DDR common shareholders	$(0.16)	$(0.10)	$(0.24)	$(0.01)

Dilutive Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.17)	$—	$(0.20)	$0.02
Income (loss) from discontinued operations attributable to DDR common shareholders	0.01	(0.10)	(0.04)	(0.11)

Net loss attributable to DDR common shareholders	$(0.16)	$(0.10)	$(0.24)	$(0.09)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

•

Warrants to purchase 10.0 million common shares issued in 2009 and exercised in March 2011 were dilutive for the six-month period ended June 30, 2011, and are included in the calculation of diluted EPS.

•

Options to purchase 2.8 million and 3.2 million common shares were outstanding at June 30, 2012 and 2011, respectively. These outstanding options were not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2012, as the options were anti-dilutive due to the Company’s loss from continuing operations. These outstanding options were considered in the computation of diluted EPS for three- and the six-month periods ended June 30, 2011, due to the Company’s income from continuing operations.

•

Shares subject to issuance under the Company’s value sharing equity program were not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2012, because they were anti-dilutive due to the Company’s loss from continuing operations. These shares were considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2011, due to the Company’s income from continuing operations.

•

The 19.0 million common shares that were subject to the forward equity agreements entered into in January 2012 were not included in the computation of diluted EPS using the treasury stock method for the three- and six-month periods ended June 30, 2012, because they were anti-dilutive due to the Company’s loss from continuing operations. The Company settled the forward equity agreements in June 2012. The forward equity agreement entered into in March 2011 for 9.5 million common shares was included in the computation of diluted EPS using the treasury stock method for the three- and six-month periods ended June 30, 2011. These shares were issued in April 2011.

•

The exchange of the operating partnership units into common shares was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.96 at June 30, 2012, were not included in the computation of diluted EPS for all periods presented, because the Company’s common share price did not exceed the conversion price of the conversion features in these periods and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012 and 2011, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore be anti-dilutive. The senior convertible notes due 2012 were repaid at maturity in March 2012 and the senior convertible notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to these two senior convertible notes issuances were not included in the computation of diluted EPS for all periods presented because the purchase options were anti-dilutive.

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

	June 30,
	2012	2011
Shopping centers owned	456	458
Unconsolidated joint ventures	215	183
Consolidated joint ventures	2	3
States (A)	39	39
Office properties	1	5
States	1	3

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable operating segments reflecting the impact of discontinued operations (Note 13) (in thousands):

	Three-Month Period Ended June 30, 2012
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$123	$194,620				$194,743
Operating expenses	(216)	(136,621	)(A)			(136,837)

Net operating (loss) income	(93)	57,999				57,906
Unallocated expenses (B)					$(107,553)	(107,553)
Equity in net (loss) income of joint ventures		(2,383)		$5,615		3,232

Loss from continuing operations						$(46,415)

	Three-Month Period Ended June 30, 2011
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$285	$186,641				$186,926
Operating expenses	(106)	(59,710	)(A)			(59,816)

Net operating income	179	126,931				127,110
Unallocated expenses (B)					$(130,445)	(130,445)
Equity in net income of joint ventures		10,736		$5,831		16,567
Impairment of joint venture investments						(1,636)

Income from continuing operations						$11,596

	Six-Month Period Ended June 30, 2012
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$245	$387,128				$387,373
Operating expenses	(427)	(197,092	)(A)			(197,519)

Net operating (loss) income	(182)	190,036				189,854
Unallocated expenses (B)					$(247,495)	(247,495)
Equity in net (loss) income of joint ventures		(3,042)		$14,522		11,480
Impairment of joint venture investments						(560)

Loss from continuing operations						$(46,721)

Total gross real estate assets	$9,771	$8,241,982				$8,251,753

	Six-Month Period Ended June 30, 2011
	Other Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$586	$375,723				$376,309
Operating expenses	(229)	(122,615	)(A)			(122,844)

Net operating income	357	253,108				253,465
Unallocated expenses (B)					$(220,941)	(220,941)
Equity in net income of joint ventures		7,758		$10,783		18,541
Impairment of joint venture investments						(1,671)

Income from continuing operations						$49,394

Total gross real estate assets	$47,483	$8,371,025				$8,418,508

(A)

Includes impairment charges of $80.2 million and $0.8 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $82.4 million and $4.7 million for the six-month periods ended June 30, 2012 and 2011, respectively.

(B)

Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense, gain on change of control of interests and tax benefit/expense as listed in the condensed consolidated statements of operations.

17.	SUBSEQUENT EVENTS

In the third quarter through August 8, 2012, the Company sold 4.3 million of its common shares through its continuous equity program, generating gross proceeds of approximately $63.4 million at an average price of $14.76 per share. The proceeds were utilized to fund the Company’s acquisition of its unconsolidated joint venture partner’s 50% ownership interest in a prime power center located in Ahwatukee, Arizona, for $70.3 million in July 2012. At closing, $105.4 million of mortgage debt was repaid.

In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J cumulative redeemable preferred shares (the “Class J Preferred Shares”) at a price of $500.00 per share (or $25.00 per depositary share). In addition, in July 2012, the Company announced the redemption of its 7.50% Class I cumulative redeemable preferred shares (the “Class I Preferred Shares”) at a redemption of price of $500.00 per share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.75 per share (or $0.1875 per depositary share). The proceeds from the issuance of the Class J Preferred Shares are expected to be used primarily to redeem all of the Class I Preferred Shares, which is expected to close on August 20, 2012. The Company expects to record a non-cash charge of approximately $5.8 million to net income available to common shareholders in the third quarter of 2012 relating to the write off of the Class I Preferred Shares’ original issuance costs.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of June 30, 2012, the Company’s portfolio consisted of 456 shopping centers (including 215 shopping centers owned through unconsolidated joint ventures and two shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest and one office property. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2012, the Company owned and/or managed approximately 117 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties and three properties managed by the Company. At June 30, 2012, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 90.5%, as compared to 89.1% at June 30, 2011. The average annualized base rent per occupied square foot was $13.80 at June 30, 2012, as compared to $13.46 at June 30, 2011. The Company owned 458 shopping centers and five office properties at June 30, 2011.

Net loss applicable to DDR common shareholders for the three-month period ended June 30, 2012, was $44.5 million, or $0.16 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $26.9 million, or $0.10 per share (basic and diluted), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the six-month period ended June 30, 2012, was $66.5 million, or $0.24 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $2.1 million, or $0.09 per share diluted and $0.01 per share basic, for the prior-year comparable period. Funds from operations applicable to DDR common shareholders (“FFO”) for the three-month period ended June 30, 2012, was $78.1 million compared to $52.5 million for the prior-year comparable period. FFO applicable to DDR common shareholders for the six-month period ended June 30, 2012, was $137.8 million compared to $145.5 million for the prior-year comparable period. The increase in net loss applicable to DDR common shareholders and the corresponding decrease in FFO for the six-month period ended June 30, 2012, primarily was due to an increase in impairment charges recorded, the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012 partially offset by the gain on change in control of interests related to the Company’s acquisition of assets and the impact of property acquisitions.

Second Quarter 2012 Operating Results

During the second quarter of 2012, the Company continued to pursue opportunities to position it for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its Prime Portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, “Prime Portfolio”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant second quarter 2012 transactional activity included the following:

•

An unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) closed on the acquisition of 46 shopping centers valued at approximately $1.4 billion. DDR’s contribution to the venture was $17.0 million in common equity and $150.0 million in preferred equity with a fixed dividend rate of 10%. An affiliate of Blackstone owns 95% of the common equity of the unconsolidated joint venture and an affiliate of DDR owns the remaining 5% of the common equity. The shopping centers had previously been managed but not owned by the Company;

•

Settled forward equity agreements for 19.0 million of its common shares and received net proceeds of $231.2 million, which were used to fund the Company’s share of the Blackstone joint venture and other general corporate purposes;

•	Acquired its unconsolidated joint venture partner’s 50% ownership interest in two prime assets for $68.9 million funded with the issuance of 4.8 million of its common shares;

•

Issued $300.0 million aggregate principal amount of 4.625% senior unsecured notes due July 2022 and repaid outstanding 5.375% senior unsecured notes with an aggregate principal amount of $223.5 million at par scheduled to mature in October 2012; and

•	Completed $80.5 million of non-prime asset sales, of which DDR’s pro-rata share of the proceeds was $75.1 million.

The Company continued its improvement in operating performance and internal growth in the second quarter of 2012 as evidenced by the number of leases executed during the quarter and the continued upward trend in both occupancy and average rental rates. The Company leased approximately 2.7 million square feet in the second quarter of 2012, including managed assets. The Company believes first-year rents on new leases provide a solid indicator of leasing trends, and the average first-year rent for all new leases executed in the second quarter of 2012 was $16.49 per square foot. The Company’s total portfolio average annualized base rent per square foot was $13.80 as compared to $13.46 at June 30, 2011. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the second quarter remained low at $3.02 per rentable square foot over the lease term.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2011, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Base and percentage rental revenues	$134,516	$125,437	$9,079	7.2%
Recoveries from tenants	42,158	41,757	401	1.0%
Fee and other income	18,069	19,732	(1,663)	(8.4)%

Total revenues	$194,743	$186,926	$7,817	4.2%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Base and percentage rental revenues (A)	$265,845	$251,681	$14,164	5.6%
Recoveries from tenants (B)	85,021	85,212	(191)	(0.2)%
Fee and other income (C)	36,507	39,416	(2,909)	(7.4)%

Total revenues	$387,373	$376,309	$11,064	(2.9)%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$2.4
Acquisition of shopping centers	11.7
Development or redevelopment properties	(1.5)
Straight-line rents	1.6

$14.2

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio (1) June 30,		Office Property Portfolio June 30,
	2012	2011	2012	2011
Centers owned	456	458	1	5
Aggregate occupancy rate	90.5%	89.1%	52.6%	81.8%
Average annualized base rent per occupied square foot	$13.80	$13.46	$14.98	$10.98

	Wholly-Owned Shopping Centers June 30,		Joint Venture Shopping Centers (1) June 30,
	2012	2011	2012	2011
Centers owned	239	272	215	183
Centers owned through Consolidated joint ventures	n/a	n/a	2	3
Aggregate occupancy rate	90.3%	89.0%	90.6%	89.1%
Average annualized base rent per occupied square foot	$12.83	$12.28	$14.85	$14.97

(1)

In 2012, excludes shopping centers owned through the Company’s joint venture with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material. In 2011, excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and in which the Company is receiving no allocation of income or loss, which includes certain Coventry II Fund investments.

(B)	Recoveries were approximately 88.2% and 87.6% of reimbursable operating expenses and real estate taxes for the six-month periods ended June 30, 2012 and 2011, respectively. The percentage of recoveries from tenants increased primarily due to newly acquired assets. Recoveries from tenants decreased due to a decrease in reimbursable operating expenses as discussed below, which was substantially offset by an increase in reimbursable operating expenses due to shopping center acquisitions.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended June 30,
	2012	2011	(Decrease) Increase
Management, development, financing and other fee income	$11.2	$12.0	$(0.8)
Ancillary and other property income	6.7	6.8	(0.1)
Lease termination fees	—	0.8	(0.8)
Other miscellaneous	0.2	0.1	0.1

	$18.1	$19.7	$(1.6)

	Six-Month Periods Ended June 30,
	2012	2011	(Decrease) Increase
Management, development, financing and other fee income	$23.0	$24.2	$(1.2)
Ancillary and other property income	12.8	13.6	(0.8)
Lease termination fees	0.5	1.3	(0.8)
Other miscellaneous	0.2	0.3	(0.1)

	$36.5	$39.4	$(2.9)

The decrease in management, development, financing and other fee income in 2012 is largely the result of the expiration of the management contracts by their own terms with the Coventry II Fund as of December 31, 2011 (see Off-Balance Sheet Arrangements). These contracts generated approximately $2.3 million in gross fees related to the Company’s management, development and leasing of the assets in 2011.

Expenses from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Operating and maintenance	$30,979	$33,810	$(2,831)	(8.4)%
Real estate taxes	25,631	25,195	436	1.7%
Impairment charges	80,227	811	79,416	9,792.4%
General and administrative	19,131	17,979	1,152	6.4%
Depreciation and amortization	63,561	52,888	10,673	20.2%

	$219,529	$130,683	$88,846	68.0%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Operating and maintenance (A)	$64,377	$68,227	$(3,850)	(5.6)%
Real estate taxes (A)	50,779	49,950	829	1.7%
Impairment charges (B)	82,363	4,667	77,696	1,664.8%
General and administrative (C)	38,144	47,357	(9,213)	(19.5)%
Depreciation and amortization (A)	122,977	105,080	17,897	17.0%

	$358,640	$275,281	$83,359	30.3%

(A)	The changes for the six-month period ended June 30, 2012 compared to 2011, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation
Comparable Portfolio Properties	$(3.6)	$(1.1)	$8.7
Acquisitions of shopping centers	1.2	2.0	7.7
Development or redevelopment properties	(1.4)	(0.1)	1.6
Office properties	(0.1)	—	—
Personal property	—	—	(0.1)

	$(3.9)	$0.8	$17.9

The decrease in operating and maintenance expense for the Comparable Portfolio Properties primarily related to a decrease in snow removal expense, utilities expense, property insurance claims and property professional fees. The increase in depreciation expense for the Comparable Portfolio Properties is attributable to accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods.

(B)	The Company recorded impairment charges during the three- and six- month periods ended June 30, 2012 and 2011, related to land and shopping center assets marketed for sale. These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.
(C)	General and administrative expenses were approximately 4.7% and 5.7% of total revenues, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations, for the six-month periods ended June 30, 2012 and 2011, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and releasing of existing space.

During the six-month period ended June 30, 2011, the Company recorded a charge of $10.7 million as a result of the termination without cause of its Executive Chairman of the Board, the terms of which were pursuant to his amended and restated employment agreement.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Interest income	$2,328	$2,419	$(91)	(3.8)%
Interest expense	(54,617)	(56,239)	1,622	(2.9)%
Loss on retirement of debt, net	(7,892)	—	(7,892)	(100.0)%
Other (expense) income, net	(3,657)	(6,347)	2,690	(42.4)%

	$(63,838)	$(60,167)	$(3,671)	6.1%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Interest income (A)	$4,168	$5,218	$(1,050)	(20.1)%
Interest expense (B)	(110,587)	(112,633)	2,046	(1.8)%
Loss on retirement of debt, net (C)	(13,495)	—	(13,495)	(100.0)%
Gain on equity derivative instruments (D)	—	21,926	(21,926)	(100.0)%
Other (expense) income, net (E)	(5,259)	(5,007)	(252)	5.0%

	$(125,173)	$(90,496)	$(34,677)	38.3%

(A)	The weighted-average interest rate of loan receivables at June 30, 2012, was 7.6%. The decrease in the amount of interest income recognized is primarily due to a decrease in the aggregate amount of notes receivable outstanding.
(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Six-Month Periods Ended June 30,
	2012	2011
Weighted-average debt outstanding (in billions)	$4.2	$4.3
Weighted-average interest rate	5.4%	5.6%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at June 30, 2012 and 2011 was 4.9% and 5.1%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $3.3 million and $6.4 million for the three- and six- month periods ended June 30, 2012, respectively, as compared to $3.1 million and $6.2 million for the respective periods in 2011. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	For the six-month period ended June 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes due 2016 at a premium to par value.
(D)

Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto and certain members of the Otto family. The valuation and resulting gain primarily related to the difference between the closing trading value of the Company’s common shares from January 1, 2011, through March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company no longer records the changes in fair value of these instruments in its earnings.

(E)	Other income (expenses) were composed of the following (in millions):

	Six-Month Periods Ended June 30,
	2012	2011
Litigation-related expenses	$(1.6)	$(2.2)
Note receivable reserve	—	(5.0)
Debt extinguishment costs, net	(0.6)	(0.2)
Settlement of lease liability obligation	—	2.6
Transaction and other expenses	(3.1)	(0.2)

	$(5.3)	$(5.0)

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

Other Items (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Equity in net income of joint ventures	$3,232	$16,567	$(13,335)	(80.5)%
Impairment of joint venture investments	—	(1,636)	1,636	(100.0)%
Gain on change in control of interests	39,348	981	38,367	3,911.0%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(371)	(392)	21	(5.4)%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Equity in net income of joint ventures (A)	$11,480	$18,541	$(7,061)	(38.1)%
Impairment of joint venture investments	(560)	(1,671)	1,111	(66.5)%
Gain on change in control of interests (B)	39,348	22,710	16,638	73.3%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(549)	(718)	169	(23.5)%

(A)	The decrease in equity in net income of joint ventures for the six-month period ended June 30, 2012, compared to the prior-year period is primarily a result of a net gain recognized in 2011 from the sale of assets held in unconsolidated joint ventures of which the Company’s share was $10.9 million, offset by higher income from the Company’s investment in Sonae Sierra Brasil in 2012 as discussed below.

At June 30, 2012 and 2011, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. This entity uses the functional currency of Brazilian reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rate used for recording the equity in net income was 1.84 and 1.64 for the six-month periods ended June 30, 2012 and 2011, respectively. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, primarily is due to a gain recognized on the strategic asset swap of two assets in the portfolio as well as shopping center expansion activity coming on line.

(B)	The Company acquired its partners’ 50% interest in four shopping centers, two in the second quarter of 2012 and two in the first quarter of 2011. The Company accounted for these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Income (loss) from discontinued operations	$575	$(19,911)	$20,486	(102.9)%
Gain (loss) on disposition of real estate, net of tax	3,226	(7,264)	10,490	(144.4)%

	$3,801	$(27,175)	$30,976	(114.0)%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Loss from discontinued operations (A)	$(14,736)	$(21,713)	$6,977	(32.1)%
Gain (loss) on disposition of real estate, net of tax	3,297	(7,020)	10,317	(147.0)%

	$(11,439)	$(28,733)	$17,294	(60.2)%

(A)	The Company sold 17 shopping center properties and four office properties during the six-month period ended June 30, 2012, and had one property held for sale at June 30, 2012, aggregating 2.7 million square feet. In addition, the Company sold 34 properties in 2011 aggregating 2.9 million square feet. Included in the reported loss for the six-month periods ended June 30, 2012 and 2011, is $15.2 million and $21.4 million, respectively, of impairment charges related to assets classified as discontinued operations.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Gain on disposition of real estate, net	$5,234	$2,310	$2,924	126.6%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Gain on disposition of real estate, net (A)	$5,899	$1,449	$4,450	307.1%

(A)	Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Non-controlling interests	$(120)	$(114)	$(6)	5.3%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Non-controlling interests	$(296)	$(181)	$(115)	63.5%

Net (Loss) Income (in thousands)

	Three-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Net loss attributable to DDR	$(37,500)	$(13,383)	$(24,117)	180.2%

	Six-Month Periods Ended June 30,
	2012	2011	$ Change	% Change
Net (loss) income attributable to DDR	$(52,557)	$21,929	$(74,486)	(339.7)%

The increase in net loss attributable to DDR for the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011, primarily was due to an increase in impairment charges recorded, the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012 partially offset by the gain on change in control of interests related to the Company’s acquisition of assets and the impact of property acquisitions.

A summary of changes in 2012 as compared to 2011 is as follows (in millions):

	Three-Month Period Ended June 30	Six-Month Period Ended June 30
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$10.2	$14.1
Increase in consolidated impairment charges	(79.4)	(77.7)
(Increase) decrease in general and administrative expenses (A)	(1.1)	9.2
Increase in depreciation expense	(10.7)	(17.9)
Decrease in interest income	(0.1)	(1.0)
Decrease in interest expense	1.6	2.0
Increase in loss on retirement of debt, net	(7.9)	(13.5)
Decrease in gain on equity derivative instruments	—	(21.9)
Change in other (expense) income, net	2.7	(0.3)
Decrease in equity in net income of joint ventures	(13.3)	(7.1)
Decrease in impairment of joint venture investments	1.6	1.1
Increase in gain on change in control of interests	38.4	16.6
Decrease in income tax expense	—	0.2
Decrease in loss from discontinued operations	31.0	17.3
Increase in gain on disposition of real estate	2.9	4.5
Change in non-controlling interests	—	(0.1)

Increase in net loss attributable to DDR	$(24.1)	$(74.5)

(A)	Included in general and administrative expenses is an executive separation charge of $10.7 million for the six-month period ended June 30, 2011.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition, disposition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”). Other real estate companies may calculate FFO in a different manner.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs, including the payment of dividends. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its condensed consolidated financial statements.

Reconciliation Presentation

For the three-month period ended June 30, 2012, FFO applicable to DDR common shareholders was $78.1 million, compared to $52.5 million for the same period in 2011. For the six-month period ended June 30, 2012, FFO applicable to DDR common shareholders was $137.8 million, compared to $145.5 million for the same period in 2011. The slight decrease in FFO for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily was due to an increase in impairment charges recorded on non-depreciable assets, the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012 partially offset by the gain on change in control of interests related to the Company’s acquisition of assets and the impact of property acquisitions.

For the three-month period ended June 30, 2012, Operating FFO applicable to DDR common shareholders was $71.6 million, compared to $64.4 million for the same period in 2011. For the six-month period ended June 30, 2012, Operating FFO applicable to DDR common shareholders was $138.4 million, compared to $127.6 million for the same period in 2011. The increase in Operating FFO for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily was due to the acquisition of nine shopping center assets in 2011 and 2012, partially offset by asset dispositions.

The Company’s reconciliation of net loss applicable to DDR common shareholders to FFO applicable to DDR common shareholders and Operating FFO applicable to common shareholders is as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net loss applicable to DDR common shareholders (A), (B)	$(44.5)	$(26.9)	$(66.5)	$(2.1)
Depreciation and amortization of real estate investments	61.7	54.9	120.1	108.7
Equity in net income of joint ventures	(3.2)	(16.6)	(11.5)	(18.5)
Impairment of joint venture investments	—	—	0.6	—
Joint ventures’ FFO (C)	12.6	14.8	26.6	29.5
Impairment of depreciable real estate assets, net of non-controlling interests	54.7	20.3	72.1	22.2
(Gain) loss on disposition of depreciable real estate	(3.2)	6.0	(3.6)	5.7

FFO applicable to DDR common shareholders	$78.1	$52.5	$137.8	$145.5
Total non-operating items (D)	(6.5)	11.9	0.6	(17.9)

Operating FFO applicable to DDR common shareholders	$71.6	$64.4	$138.4	$127.6

(A)	Includes the following deductions from net income:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Preferred dividends	$7.0	$7.1	$13.9	$17.7
Write off of preferred shares’ original issuance costs	—	6.4	—	6.4

(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, for the three- and six-month periods include the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Straight-line rents	$1.2	$(0.2)	$1.7	$0.1
Straight-line ground rent expense	0.4	0.5	0.7	1.0

(C)	At June 30, 2012 and 2011, the Company had an economic investment in unconsolidated joint venture interests relating to 215 and 183 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to unconsolidated joint ventures (1)	$(21.1)	$25.4	$(12.0)	$21.4
Depreciation and amortization of real estate investments	44.1	45.2	89.4	93.1
Impairment of depreciable real estate assets	6.9	—	8.2	—
Loss (gain) on disposition of depreciable real estate, net	0.5	(22.8)	(13.2)	(21.9)

FFO	$30.4	$47.8	$72.4	$92.6

FFO at DDR’s ownership interests (2)	$12.6	$14.8	$26.6	$29.5

(1)	Revenues for the three- and six-month periods include the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Straight-line rents	$1.1	$1.2	$2.0	$2.6
DDR’s proportionate share	0.2	0.3	0.4	0.7

(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and six-month periods ended June 30, 2012 and 2011 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Impairment charges – non-depreciable consolidated assets	$25.5	$—	$25.5	$3.8
Loss on debt retirement, net (A)	7.9	—	13.5	—
Other expense (income), net (B)	3.7	6.3	5.4	5.0
Equity in net income of joint ventures – currency adjustments, transaction and other expenses	0.9	(0.4)	1.0	(0.8)
Impairment of joint venture investments on non-depreciable assets (A)	—	1.6	—	1.6
Gain on disposition of non-depreciable real estate (land), net	(5.2)	(1.0)	(5.5)	—
Executive separation charge (C)	—	—	—	10.7
Gain on equity derivative instruments (Otto Family warrants) (A)	—	—	—	(21.9)
Gain on change in control of interests (A)	(39.3)	(1.0)	(39.3)	(22.7)
Write-off of preferred share original issuance costs (A)	—	6.4	—	6.4

Total non–operating items	$(6.5)	$11.9	$0.6	$(17.9)
FFO applicable to DDR common shareholders	78.1	52.5	137.8	145.5

Operating FFO applicable to DDR common shareholders	$71.6	$64.4	$138.4	$127.6

(A)	Amount agrees to the face of the condensed consolidated statements of operations.
(B)	Amounts included in other (income) expense in the condensed consolidated statements of operations and detailed as follows:

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Note receivable reserve	$—	$5.0	$—	$5.0
Litigation-expenditures	0.8	1.2	1.6	2.2
Debt extinguishment costs, net	0.4	—	0.7	0.2
Settlement of lease liability obligation	—	—	—	(2.6)
Transaction and other expenses	2.5	0.1	3.1	0.2

	$3.7	$6.3	$5.4	$5.0

(C)	Amounts included in general and administrative expenses.

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first six months of 2012, the Company continued to strategically allocate cash flow from operating and financing activities.

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

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2012, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes that it will continue to be able to operate in compliance with these covenants for the remainder of 2012 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity. The following information summarizes the availability of the Revolving Credit Facilities at June 30, 2012 (in millions):

Cash and cash equivalents	$18.5

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(5.9)
Letters of credit	(23.2)

Borrowing capacity available	$785.9

Additionally, as of August 8, 2012, the Company had available for future issuance $66.6 million of its common shares under its continuous equity program.

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

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250 million unsecured term loan (“Unsecured Term Loan”) and a $103.0 million Mortgage Loan (“Mortgage Loan”). These financings address substantially all of the Company’s 2012 consolidated debt maturities. The Unsecured Term Loan consists of a $50 million tranche that bears interest as of June 30, 2012, at a rate of LIBOR plus 170 basis points and matures on January 31, 2017 and a $200 million tranche that bears interest as of June 30, 2012, at a rate of LIBOR plus 210 basis points and matures on January 31, 2019. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a margin based upon DDR’s long-term senior unsecured debt ratings. Additionally, the Company entered into an interest rate swap on the $50 million, five-year tranche to fix the interest rate at 2.3% and entered into interest rate swaps on the $200 million, seven-year tranche to fix the interest rate at 3.6%. Proceeds from the Unsecured Term Loan were used to retire the remaining $180 million aggregate principal amount of convertible notes that matured in March 2012, to reduce the outstanding balances under the Revolving Credit Facilities and for general corporate purposes. The Mortgage Loan has a seven-year term and bears interest at 3.4%.

The Company is focused on the timing and deleveraging opportunities for the consolidated debt maturing in 2012. In June 2012, the Company issued $300.0 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Net proceeds from the issuance were used to repay outstanding 5.375% senior unsecured notes at par with an aggregate principal amount of $223.5 million at par, which were scheduled to mature in October 2012, and to repay amounts outstanding on the Revolving Credit Facilities. As a result, the Company has no unsecured maturities until May

2015. The remaining consolidated maturities for 2012 include mortgage maturities aggregating $12.5 million and are expected to be repaid using borrowings under its Revolving Credit Facilities.

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

Unconsolidated Joint Ventures

In the second quarter of 2012, the DDRTC Core Retail Fund, LLC joint venture, in which the Company has a 15% ownership interest, refinanced $698.7 million of maturing mortgage debt. The mortgage note payable of $540.0 million was modified through the same lender and required a cash payment of $76.0 million of which the Company’s proportionate share was $11.4 million. The modified mortgage note payable has a three-year term with two one-year options and an interest rate of 4.63%. The joint venture also entered into a term loan of $190.0 million to repay a $158.7 million revolving credit facility. The term loan has a three-year term with two one-year options and an interest rate of LIBOR plus 275 basis points.

At June 30, 2012, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due was $39.8 million, all of which was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). At June 30, 2012, the Company’s unconsolidated joint venture mortgage debt maturing in 2012 was $427.5 million (of which the Company’s proportionate share is $110.9 million). Of this amount, $81.6 million (of which the Company’s proportionate share is $15.3 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). In addition, on July 31, 2012, the Company acquired its unconsolidated joint venture partner’s 50% ownership in one asset and repaid $105.4 million of mortgage debt which was scheduled to mature in August 2012 (of which the Company’s proportionate share at June 30, 2012 was $52.7 million).

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended June 30,
	2012	2011
Cash flow provided by operating activities	$103,581	$134,282
Cash flow (used for) provided by investing activities	(242,086)	51,697
Cash flow provided by (used for) financing activities	116,361	(190,144)

Operating Activities: The change in cash flow from operating activities for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily was due to the settlement of accreted debt discount on repayment of senior convertible amounts and changes in accounts payable and accrued expenses.

Investing Activities: The change in cash flow from investing activities for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily was due to an increase in asset acquisitions as well as an increase in contributions and advances to unconsolidated joint ventures, primarily the BRE DDR Retail Holdings, LLC joint venture discussed below.

Financing Activities: The change in cash flow used for financing activities for the six-month period ended June 30, 2012, as compared to the same period in 2011, primarily was due to an increase in proceeds from the issuance of both common shares and debt in 2012 as well as the redemption of preferred shares in 2011, partially offset by an increase in debt repayments.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $81.1 million for the six-month period ended June 30, 2012, as compared to $40.0 million for the same period in 2011. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company thus far during 2012.

The Company declared a quarterly dividend of $0.12 per common share for the first and second quarters of 2012. The Board of Directors of the Company will continue to monitor the 2012 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

Sources and Uses of Capital

Acquisitions

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into prime assets with long-term growth potential.

In July 2012, the Company acquired its unconsolidated joint venture partner’s 50% ownership interest in a prime power center located in Phoenix, Arizona, for $70.3 million. At closing, $105.4 million of mortgage debt was repaid. The Company funded its investment with proceeds from the issuance of common shares in August 2012, through its continuous equity program. The Company will account for this transaction as a step acquisition. Due to the change in control that occurred, the Company expects to record a Gain on Change in Control of Interest estimated at $30 million to $40 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

In April 2012, the Company acquired its unconsolidated joint venture partner’s 50% ownership interest in two shopping centers located in Portland, Oregon, and Phoenix, Arizona, for an aggregate purchase price of $68.9 million. At closing, the Company repaid $103.8 million of mortgage debt in total. The Company funded its entire investment with proceeds from the issuance of 4.8 million common shares at a weighted-average share price of $14.64 through its continuous equity program. The Company accounted for this transaction as a step acquisition. Due to the change in control that occurred, the Company recorded a Gain on Change in Control of Interest of $39.3 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

In March 2012, the Company acquired Brookside Marketplace in Chicago, Illinois, for $47.4 million. The center is a large-format power center totaling 561,000 square feet. The asset is anchored by Super Target, Kohl’s, Dick’s Sporting Goods, Best Buy, HomeGoods, Michaels, PetSmart, Office Max, Old Navy and ULTA.

BRE DDR Retail Holdings, LLC

In June 2012, , a joint venture between affiliates of the Company and Blackstone acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of GLA. These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by an affiliate of the Company. The transaction is valued at approximately $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with $150.0 million in preferred equity. The Company will continue to provide leasing and property management services and will have the right of first offer to acquire 10 of the assets under specified conditions. The Company funded its investment with proceeds from the forward equity agreements entered into in January 2012. The forward equity agreements were settled in June 2012, and at which time, the Company issued 19.0 million of its common shares for net proceeds of $231.2 million.

Dispositions

During the six-month period ended June 30, 2012, the Company sold 17 shopping center properties and four office properties, aggregating 2.4 million square feet, at an aggregate sales price of $72.7 million. In addition, the Company sold $40.7 million of consolidated non-income producing assets. The Company recorded a net gain of $9.2 million, which excludes the impact of an aggregate $92.7 million in related impairment charges that were recorded in prior periods on all of the assets sold in 2012. During the six-month period ended June 30, 2012, the Company’s unconsolidated joint ventures sold assets, generating gross proceeds of $12.0 million. The aggregate gain was $0.7 million related to these asset sales, of which the Company’s share was not material.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into prime assets with long-term growth potential. The Company has been marketing non-prime assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through August 3, 2012, to sell real estate assets that are subject to contingencies. An aggregate loss of approximately $5 million could be recorded if all such sales were consummated on the terms as negotiated through August 3, 2012. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at June 30, 2012, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceeded the assets’ current carrying value at June 30, 2012. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Joint Venture Activity - Sonae Sierra Brasil

During the first quarter of 2012, the Company’s one-third-owned joint venture, Sonae Sierra Brasil, completed a strategic asset swap and partial sale that resulted in a majority ownership interest in Shopping Plaza Sul, a high-quality enclosed mall located in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% ownership interest in Shopping Plaza Sul in exchange for transferring a 22% stake in Shopping Penha and $29 million in cash. As a result of this transaction, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its ownership interest in Shopping Penha to 51%.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expects to expend on a net basis, after deducting sales proceeds from land sales, an aggregate of approximately $53.2 million for the remainder of 2012.

The Company is currently undertaking nine significant shopping center re-development projects (one owned by a consolidated joint venture) at a projected aggregate net cost of approximately $132.5 million. At June 30, 2012, $94.4 million of costs had been incurred in relation to these redevelopment projects. In addition, the Company’s unconsolidated joint ventures have projects being developed and have incurred $69.4 million in project costs. An expected $128.0 million of costs is projected to be incurred for the remainder of 2012. A majority of these costs are related to projects under development at the Company’s joint venture in Brazil.

The Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

At June 30, 2012, the Company had approximately $403.3 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company will continue to closely monitor its expected spending in 2012 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2012, excluding projects through Sonae Sierra Brasil. The projects in Brazil are expected to be funded with proceeds from the IPO in 2011 or the local debt financing completed by Sonae Sierra Brasil in the first quarter.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at June 30, 2012, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%		40 shopping centers in several states	11.6	$1,102.2
BRE DDR Retail Holdings, LLC	5.0	%(B)	46 shopping centers in several states	10.6	921.1
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	930.2
Sonae Sierra Brasil BV Sarl	33.3%		11 shopping centers, a management company and two development projects in Brazil	4.1	368.7
DDR – SAU Retail Fund LLC	20.0%		27 shopping centers in several states	2.4	183.1

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
(B)	Excludes interest owned through preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $221.1 million at June 30, 2012, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount is the $150.0 million in preferred equity with a fixed distribution rate of 10% due from BRE DDR Retail Holdings, LLC. Also included in this amount, the Company advanced $66.9 million of financing to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or

12%, and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance is reserved in full (see Coventry II Fund discussion below).

Coventry II Fund

At June 30, 2012, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of June 30, 2012, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $14.6 million. In addition to its existing equity and notes receivable, including the Bloomfield Loan, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for five of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion of the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was approximately $29.2 million at June 30, 2012.

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

A summary of the Coventry II Fund investments is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at June 30, 2012
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Buena Park, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	14.4	(B), (E)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.6	(C), (D), (E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	133.4	(B), (C), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	26.8	(B), (D), (E)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	149.7	(B), (C), (D)
Coventry II DDR Westover LLC	San Antonio, Texas	21.0	(B)
Service Holdings LLC	38 retail sites in several states	98.8	(B), (D), (E)

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
(B)	As of July 31, 2012, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of July 31, 2012, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of July 31, 2012, the Company provided partial loan payment guaranties that were not greater than the proportion of its investment interest.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $4.6 billion and $3.9 billion at June 30, 2012 and 2011, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $36.3 million at June 30, 2012, including guaranties associated with the Coventry II Fund joint ventures.

The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for Sonae Sierra Brasil. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

The Company has interests in consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements into which the Company enters. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations. At June 30, 2012, the Company had no Canadian currency-denominated debt outstanding.

For the six-months ended June 30, 2012, $0.7 million of net gains related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

In the third quarter through August 8, 2012, the Company issued 4.3 million common shares at a weighted-average share price of $14.76 through its existing continuous equity program raising $63.4 million. The proceeds were used to fund the acquisition of its joint venture partner’s 50% ownership interest in a prime power center in Phoenix, Arizona that closed in August 2012 (see Liquidity and Capital Resources and Sources and Uses of Capital). The Company plans to fund the residual $6.6 million of the acquisition price through the issuance of additional common shares in the third quarter and does not have plans for additional equity issuance as of the date of this filing.

In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J cumulative redeemable preferred shares (the “Class J Preferred Shares”) at a price of $500.00 per share (or $25.00 per depositary share). In addition, in July 2012, the Company announced the redemption of its 7.50% Class I cumulative redeemable preferred shares (the “Class I Preferred Shares”) at a redemption of price of $500.00 per share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.75 per share (or $0.1875 per depositary share). The proceeds from the issuance of the Class J Preferred Shares are expected to be used primarily to redeem all of the Class I Preferred Shares, which is expected to close on August 20, 2012. The Company expects to record a non-cash charge of approximately $5.8 million to net income available to common shareholders in the third quarter of 2012 relating to the write off of the Class I Preferred Shares’ original issuance costs.

In June 2012, the Company issued $300.0 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Proceeds from the issuance were used to repay the 5.375% senior unsecured notes at par with an aggregate principal amount of $223.5 million at par, which were scheduled to mature in October 2012, and to repay amounts outstanding on the Revolving Credit Facilities.

In April 2012, the Company issued 4.8 million common shares at a weighted-average share price of $14.64 through its existing continuous equity program and used the $70.0 million of cash raised to acquire its joint venture partner’s 50% ownership interest in two prime power centers located in Portland, Oregon, and Phoenix, Arizona (see Liquidity and Capital Resources and Sources and Uses of Capital).

During the six-month period ended June 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its outstanding 9.625% senior unsecured notes due 2016 at a premium to par value, resulting in a loss of $13.5 million.

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250 million Unsecured Term Loan and a $103.0 million Mortgage Loan. These financings address substantially all of the Company’s 2012 consolidated debt maturities (see Liquidity and Capital Resources).

In January 2012, the Company entered into forward equity agreements, which were settled in June 2012 with respect to 19.0 million of its common shares, and received net proceeds of $231.2 million. The Company used the net proceeds to fund its investment in BRE DDR Holdings, LLC (see Sources and Uses of Capital) and for other corporate purposes.

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.1 billion at June 30, 2012 and December 31, 2011 and $4.2 billion at June 30, 2011.

Capitalization

At June 30, 2012, the Company’s capitalization consisted of $4.1 billion of debt, $375 million of preferred shares and $4.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.64, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2012), resulting in a debt to total market capitalization ratio of 0.46 to 1.0, as compared to the ratio of 0.50 to 1.0 at June 30, 2011. The closing price of the common shares on the New York Stock Exchange was $14.10 at June 30, 2011. At June 30, 2012, the Company’s total debt consisted of the following (in billions):

	At June 30,
	2012	2011
Fixed-rate debt (A)	$3.6	$3.6
Variable-rate debt	0.5	0.6

	$4.1	$4.2

(A)

Includes $433.4 million and $284.7 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2012 and 2011, respectively.

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

Contractual Obligations and Other Commitments

The Company is focused on the timing for the consolidated debt maturing in 2012. The remaining wholly-owned maturities for 2012 consist of mortgage maturities of $12.5 million. The Company expects to repay these maturities through the use of the availability on its Revolving Credit Facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).

At June 30, 2012, the Company had letters of credit outstanding of approximately $39.6 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $38.4 million for its wholly-owned and consolidated joint venture properties at June 30, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days notice without penalty. At June 30, 2012, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.0 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Retail sales declined and tenants became more selective about new store openings. Some retailers closed existing locations, and, as a result, the Company experienced a loss in occupancy compared to its historic levels as discussed below. However, the Company believes commencing in 2010 there has been an improvement in the level of optimism within its tenant base. Many retailers executed contracts prior to December 31, 2011, to open new stores and have strong store opening plans for the remainder of 2012 and 2013. The continued lack of supply of new shopping centers is causing retailers to reconsider opportunities to open new stores in quality locations in well-positioned shopping centers. The Company continues to see strong demand from a broad range of retailers, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. Offsetting some of the impact resulting from the reduced occupancy relative to historical average is the Company’s low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 3% of total 2012 consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, T.J.Maxx/Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

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

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. Although the Company experienced a significant decline in occupancy in 2009 due to several major tenant bankruptcies, the shopping center portfolio occupancy was at 90.5% at June 30, 2012 as compared to 89.1% at June 30, 2011. Notwithstanding the decline in occupancy compared to historic levels, the Company continues to sign new leases at rental rates that are returning to historic averages. The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $13.80 at June 30, 2012, as compared to $13.46 at June 30, 2011, and $13.81 at December 31, 2011. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during the second quarter of 2012 for the U.S. portfolio was only $3.02 per rentable square foot. The Company is very conscious of, and sensitive to, the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

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

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2012				December 31, 2011
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,602.2	5.0	5.4%	87.9%	$3,571.2	4.3	6.1%	87.0%
Variable-Rate Debt(A)	$493.6	2.9	1.9%	12.1%	$533.4	3.6	2.1%	13.0%

(A)	Adjusted to reflect the $433.4 million and $284.1 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 1.5% and 2.9%, respectively, at June 30, 2012 and December 31, 2011, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	June 30, 2012				December 31, 2011
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,300.2	$589.9	3.7	5.4%	$3,086.1	$646.2	3.6	5.7%
Variable-Rate Debt	$1,273.5	$221.2	4.3	6.8%	$656.1	$126.7	3.8	5.7%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2012 and December 31, 2011, the interest rate on the Company’s $433.4 million and $284.1 million, respectively, consolidated floating rate debt was swapped to fixed rates. Also, in June 2012, the Company entered into $100.0 million of interest rate swaps used to swap LIBOR to a fixed rate with an effective date of July 2, 2012. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

In the second quarter of 2012, the Company entered into two treasury locks with a notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of unsecured notes in June 2012. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $433.4 million and $284.1 million that were swapped to a fixed rate at June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at June 30, 2012 and December 31, 2011, is summarized as follows (in millions):

	June 30, 2012					December 31, 2011
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,602.2	$3879.8	(A)	$3,721.1	(B)	$3,571.2	$3,757.9	(A)	$3,690.5
Company’s proportionate share of joint venture fixed-rate debt	$589.9	$583.4		$567.4		$646.2	$633.2		$617.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $15.0 million and $8.8 million at June 30, 2012 and December 31, 2011, respectively.
(B)	Includes the fair value of interest rate swaps, which was an asset of $7.7 million and a liability of $1.9 million at June 30, 2012 and December 31, 2011, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at June 30, 2012, would result in an increase in interest expense of approximately $2.5 million for the Company and $1.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2012, the Company had no other material exposure to market risk.

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

During the three-month period ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause.” Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	—	$—	—	—
May 1 – 31, 2012	—	—	—	—
June 1 – 30, 2012	—	—	—	—

Total	—	$—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended

4.1	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares

4.2	Deposit Agreement, dated August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time or depositary shares relating to Depositary Shares representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)

10.1	2012 Equity and Incentive Compensation Plan

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document[2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
[2]	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three- and Six-

Month Periods Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three- and Six-Month Periods Ended June 30, 2012 and 2011, (iv) Consolidated Statement of Equity for the Six-Month Period Ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

August 9, 2012	/s/ CHRISTA A. VESY
(Date)	Christa A. Vesy Executive Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	Filed herewith

4	4.1	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC on July 31, 2012)

4	4.2	Deposit Agreement, dated August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time or depositary shares relating to Depositary Shares representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on 8-K (Filed with the SEC on August 1, 2012)

10	10.1	2012 Equity and Incentive Compensation Plan	Registration Statement on From S-8 (File No. 333-181422) (Filed with the SEC on May 15, 2012)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith

32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith