Form 10-Q
period 2012-09-30
DDR CORP
filed 2012-11-09
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the registrant had 309,765,482 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Land	$1,895,867	$1,844,125
Buildings	5,663,951	5,461,122
Fixtures and tenant improvements	442,217	379,965

	8,002,035	7,685,212
Less: Accumulated depreciation	(1,628,627)	(1,550,066)

	6,373,408	6,135,146
Land held for development and construction in progress	588,259	581,627
Real estate held for sale, net	—	2,290

Total real estate assets, net	6,961,667	6,719,063
Investments in and advances to joint ventures	586,027	353,907
Cash and cash equivalents	20,227	41,206
Restricted cash	26,460	30,983
Notes receivable, net	63,113	93,905
Other assets, net	292,114	230,361

	$7,949,608	$7,469,425

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,980,430	$2,139,718
Unsecured term loan	250,000	—
Revolving credit facilities	209,765	142,421

	2,440,195	2,282,139

Secured indebtedness:
Secured term loan	500,000	500,000
Mortgage and other secured indebtedness	1,367,493	1,322,445

	1,867,493	1,822,445

Total indebtedness	4,307,688	4,104,584
Accounts payable and other liabilities	262,726	257,821
Dividends payable	43,238	29,128

Total liabilities	4,613,652	4,391,533

Commitments and contingencies (Note 9)
DDR Equity:
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2011	—	170,000
Class J — 6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2012	200,000	—
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 309,738,002 and 277,114,784 shares issued at September 30, 2012 and December 31, 2011, respectively	30,974	27,711
Paid-in capital	4,553,325	4,138,812
Accumulated distributions in excess of net income	(1,650,608)	(1,493,353)
Deferred compensation obligation	14,094	13,934
Accumulated other comprehensive loss	(28,343)	(1,403)
Less: Common shares in treasury at cost: 717,614 and 833,934 shares at September 30, 2012 and December 31, 2011, respectively	(13,000)	(15,017)

Total DDR shareholders’ equity	3,311,442	3,045,684
Non-controlling interests	24,514	32,208

Total equity	3,335,956	3,077,892

	$7,949,608	$7,469,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues from operations:
Minimum rents	$138,973	$124,491
Percentage and overage rents	360	1,042
Recoveries from tenants	43,170	40,566
Fee and other income	22,480	20,992

	204,983	187,091

Rental operation expenses:
Operating and maintenance	32,389	32,051
Real estate taxes	25,795	25,039
Impairment charges	8,258	46,168
General and administrative	18,547	17,954
Depreciation and amortization	61,276	53,511

	146,265	174,723

Other income (expense):
Interest income	5,661	2,460
Interest expense	(55,245)	(55,921)
Loss on debt retirement	—	(134)
Other (expense) income, net	(1,884)	181

	(51,468)	(53,414)

Income (loss) before earnings from equity method investments and other items	7,250	(41,046)
Equity in net income (loss) of joint ventures	5,486	(2,590)
Impairment of joint venture investments	(26,111)	—
Gain on change in control of interests	40,645	—

Income (loss) before tax expense of taxable REIT subsidiaries and state franchise and income taxes	27,270	(43,636)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(264)	(291)

Income (loss) from continuing operations	27,006	(43,927)
Loss from discontinued operations	(401)	(9,766)

Income (loss) before gain on disposition of real estate	26,605	(53,693)
Gain on disposition of real estate, net of tax	261	7,011

Net income (loss)	$26,866	$(46,682)
Non-controlling interests	(128)	3,693

Net income (loss) attributable to DDR	$26,738	$(42,989)

Write-off of preferred share original issuance costs	(5,804)	—
Preferred dividends	(7,681)	(6,967)

Net income (loss) attributable to DDR common shareholders	$13,253	$(49,956)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.04	$(0.15)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)

Net income (loss) attributable to DDR common shareholders	$0.04	$(0.18)

Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.04	$(0.15)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)

Net income (loss) attributable to DDR common shareholders	$0.04	$(0.18)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2012	2011
Revenues from operations:
Minimum rents	$402,476	$373,452
Percentage and overage rents	2,471	3,530
Recoveries from tenants	128,142	125,726
Fee and other income	58,986	60,408

	592,075	563,116

Rental operation expenses:
Operating and maintenance	96,765	100,278
Real estate taxes	76,525	74,938
Impairment charges	90,161	50,835
General and administrative	56,691	65,310
Depreciation and amortization	184,176	158,513

	504,318	449,874

Other income (expense):
Interest income	9,829	7,679
Interest expense	(165,768)	(168,471)
Loss on debt retirement	(13,495)	(134)
Gain on equity derivative instruments	—	21,926
Other (expense) income, net	(7,143)	(4,825)

	(176,577)	(143,825)

Loss before earnings from equity method investments and other items	(88,820)	(30,583)
Equity in net income of joint ventures	16,966	15,951
Impairment of joint venture investments	(26,671)	(1,671)
Gain on change in control of interests	79,993	22,710

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(18,532)	6,407
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(812)	(1,008)

(Loss) income from continuing operations	(19,344)	5,399
Loss from discontinued operations	(12,211)	(38,431)

Loss before gain on disposition of real estate	(31,555)	(33,032)
Gain on disposition of real estate, net of tax	6,161	8,460

Net loss	$(25,394)	$(24,572)
Non-controlling interests	(424)	3,512

Net loss attributable to DDR	$(25,818)	$(21,060)

Write-off of preferred share original issuance costs	(5,804)	(6,402)
Preferred dividends	(21,616)	(24,620)

Net loss attributable to DDR common shareholders	$(53,238)	$(52,082)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.05)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.15)

Net loss attributable to DDR common shareholders	$(0.19)	$(0.20)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.14)

Net loss attributable to DDR common shareholders	$(0.19)	$(0.28)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$26,866	$(46,682)	$(25,394)	$(24,572)

Other comprehensive income (loss)
Foreign currency translation	6,662	(29,916)	(11,757)	(17,061)
Change in fair value of interest-rate contracts	(3,988)	(4,154)	(14,995)	(6,926)
Amortization of interest-rate contracts	415	47	235	86

Total other comprehensive income (loss)	3,089	(34,023)	(26,517)	(23,901)

Comprehensive income (loss)	$29,955	$(80,705)	$(51,911)	$(48,473)

Comprehensive (loss) income attributable to non-controlling interests:
Allocation of net income	(128)	3,693	(424)	3,512
Foreign currency translation	(558)	1,498	(423)	140

Total comprehensive (loss) income attributable to non-controlling interests	(686)	5,191	(847)	3,652

Total comprehensive income (loss) attributable to DDR	$29,269	$(75,514)	$(52,758)	$(44,821)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2011	$375,000	$27,711	$4,138,812	$(1,493,353)	$13,934	$(1,403)	$(15,017)	$32,208	$3,077,892
Issuance of common shares related to stock plans		19	1,838		788		(529)		2,116
Issuance of common shares for cash offering		3,150	412,629				2,743		418,522
Issuance of restricted stock		94	(2,297)				2,936		733
Vesting of restricted stock			1,566		(628)		(3,133)		(2,195)
Stock-based compensation			2,118						2,118
Issuance of preferred shares	200,000		(7,145)						192,855
Redemption of preferred shares	(170,000)		5,804	(5,804)					(170,000)
Contributions from non-controlling interests								249	249
Distributions to non-controlling interests								(8,790)	(8,790)
Dividends declared-common shares				(103,972)					(103,972)
Dividends declared-preferred shares				(21,661)					(21,661)
Comprehensive (loss) income				(25,818)		(26,940)		847	(51,911)

Balance, September 30, 2012	$405,000	$30,974	$4,553,325	$(1,650,608)	$14,094	$(28,343)	$(13,000)	$24,514	$3,335,956

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands)

(Unaudited)

	2012	2011
Net cash flow provided by operating activities:	197,425	212,819

Cash flow from investing activities:
Proceeds from disposition of real estate	96,736	126,641
Real estate developed or acquired, net of liabilities assumed	(374,928)	(146,155)
Equity contributions to joint ventures	(54,803)	(7,501)
(Issuance) repayments of joint venture advances, net	(149,921)	23,075
Distributions of proceeds from sale and refinancing of joint venture interests	1,034	21,502
Return of investments in joint ventures	9,517	8,110
Issuance of notes receivable	(592)	(10,000)
Repayment of notes receivable	975	14,007
Decrease in restricted cash—capital improvements	6,681	1,068

Net cash flow (used for) provided by investing activities:	(465,301)	30,747

Cash flow from financing activities:
Proceeds (repayments) of revolving credit facilities, net	66,502	(54,598)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $709 and $350 in 2012 and 2011, respectively	291,503	295,495
Repayment of senior notes	(445,682)	(185,566)
Proceeds from mortgages and other debt	353,506	186,956
Repayment of term loans and mortgage debt	(327,905)	(423,264)
Payment of debt issuance costs	(9,038)	(11,121)
Redemption of preferred shares	(170,000)	(180,000)
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses of $845 in 2012	192,855	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $805 and $686 in 2012 and 2011, respectively	418,522	129,792
Proceeds from issuance of common shares related to the exercise of warrants	—	59,873
Repurchase of common shares in conjunction with equity award plans	(2,757)	(6,111)
Contributions from non-controlling interests	249	281
Distributions to non-controlling interests and redeemable operating partnership units	(8,774)	(1,677)
Dividends paid	(111,523)	(52,136)

Net cash flow provided by (used for) financing activities	247,458	(242,076)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(20,418)	1,490
Effect of exchange rate changes on cash and cash equivalents	(561)	(225)
Cash and cash equivalents, beginning of period	41,206	19,416

Cash and cash equivalents, end of period	$20,227	$20,681

Supplemental disclosure of non-cash investing and financing activities:

At September 30, 2012, dividends payable were $43.2 million. During the nine-month period ended September 30, 2012, the Company acquired $189.0 million of real estate assets and $24.4 million of intangible assets and other assets. A portion of the consideration used to acquire the assets included assumed debt of $25.4 million and accounts payable and other liabilities aggregating $9.7 million. In conjunction with the acquisition of its partners’ interests in five shopping centers, the Company reversed its previously held equity interest recorded in Investments in and Advances to Joint Ventures by $36.8 million, increased net assets by $80.0 million for its previously held proportionate share of the assets, and assumed debt of $246.2 million. In conjunction with the redemption of the Company’s Class I cumulative redeemable preferred shares (“Class I Preferred Shares”), the Company recorded a non-cash charge to net income available to common shareholders of $5.8 million related to the write-off of the original issuance costs. The foregoing transactions had activities that did not provide for or require the use of cash for the nine-month period ended September 30, 2012.

At September 30, 2011, dividends payable were $23.6 million. In September 2011, the Company acquired $107.2 million of real estate assets and $13.4 million of intangible assets and other assets. A portion of the consideration used to acquire the assets included assumed debt of $67.0 million and accounts payable and other liabilities aggregating $9.2 million. In conjunction with the acquisition of its partners’ interests in two shopping centers, the Company reversed its previously held equity interest by increasing Investments in and Advances to Joint Ventures by $7.8 million, increased net real estate assets by $34.8 million for its previously held proportionate share of the assets, and assumed debt of $50.1 million. At September 30, 2011, in accordance with ASC 810, the Company deconsolidated one asset. This deconsolidation resulted in a reduction of real estate assets, net of $14.0 million and mortgages payable of $18.3 million.

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

At September 30, 2012 and December 31, 2011, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $264.0 million and $289.5 million, respectively, mortgages of $21.5 million and $23.5 million, respectively, and other liabilities of $1.6 million and $28.7 million, respectively.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2012.

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

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets, whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At September 30, 2012 and December 31, 2011, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 210 and 177 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2012 (A)	December 31, 2011
Condensed Combined Balance Sheets
Real estate, net	$6,221,498	$5,355,190
Cash and restricted cash (B)	414,619	308,008
Receivables, net	108,298	108,038
Other assets	447,490	177,251

	$7,191,905	$5,948,487

Mortgage debt (B)	$4,376,380	$3,742,241
Notes and accrued interest payable to DDR	143,660	100,470
Other liabilities	311,040	214,370

	4,831,080	4,057,081
Redeemable preferred equity	150,000	—
Accumulated equity	2,210,825	1,891,406

	$7,191,905	$5,948,487

Company’s share of accumulated equity	$461,872	$402,242

(A)	Increase in the balance sheet at September 30, 2012, is primarily attributable to the investment in BRE DDR Retail Holdings, LLC as described below.
(B)	Increase is primarily due to the issuance of public debt by Sonae Sierra Brasil in 2012. The proceeds are being used to fund development activities.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Condensed Combined Statements of Operations
Revenues from operations	$193,897	$170,291	$530,056	$506,029

Operating expenses (A)	68,916	57,517	192,445	171,617
Impairment charges (B)	840	—	5,745	—
Depreciation and amortization	67,927	42,894	153,324	133,482
Interest expense	63,498	55,408	181,877	166,983

	201,181	155,819	533,391	472,082

(Loss) income before tax expense and discontinued operations	(7,284)	14,472	(3,335)	33,947
Income tax expense (primarily Sonae Sierra Brasil), net	(6,628)	(9,434)	(18,897)	(26,963)

(Loss) income from continuing operations	(13,912)	5,038	(22,232)	6,984
Discontinued operations:
Loss from discontinued operations	(38,026)	(62,323)	(41,385)	(62,703)
Gain on debt forgiveness (C)	—	—	—	2,976
Gain (loss) on disposition of real estate, net (D)	1,183	(593)	1,290	21,300

Loss before gain on disposition of real estate, net	(50,755)	(57,878)	(62,327)	(31,443)
Gain on disposition of real estate, net	1,128	—	14,230	—

Net loss	$(49,627)	$(57,878)	$(48,097)	$(31,443)

Non-controlling interests	(6,155)	(6,570)	(19,689)	(11,564)

Net loss attributable to unconsolidated joint ventures	$(55,782)	$(64,448)	$(67,786)	$(43,007)

Company’s share of equity in net (loss) income of joint ventures (E)	$(1,613)	$(6,199)	$11,739	$14,240

(A)

Operating expenses for the nine-month periods ended September 30, 2012, include transaction costs associated with the formation of the unconsolidated joint venture, BRE DDR Retail Holdings, LLC described later in this footnote.

(B)

For the three- and nine-month periods ended September 30, 2012, impairment charges were recorded primarily on assets that are in the process of being marketed for sale of which the Company’s proportionate share of the charges was not material due to impairment charges previously taken at the investment level.

(C)

Gain on debt forgiveness is related to one property owned by an unconsolidated joint venture that was transferred to the lender pursuant to a consensual foreclosure proceeding. The operations of the asset have been reclassified as discontinued operations in the combined condensed statements of operations presented.

(D)

For the three- and nine-month period ended September 30, 2012, gain on disposition of discontinued operations includes the sale of three properties. The Company’s proportionate share of the aggregate gain for the assets sold for the three- and nine-month periods ended September 30, 2012, was not material.

For the nine-month period ended September 30, 2011, gain on disposition of discontinued operations includes the sale of three properties. The Company’s proportionate share of the aggregate gain for the assets sold for the nine-month period ended September 30, 2011, was $10.5 million.

(E)

The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero as the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net income (loss) for these items are reflected as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net income	$7.1	$3.6	$5.2	$1.7

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2012	December 31, 2011
Company’s share of accumulated equity	$461.9	$402.2
Notes receivable from investments (A)	150.4	0.4
Basis differentials (B)	(167.0)	(145.6)
Deferred development fees, net of portion related to the Company’s interest	(3.0)	(3.6)
Notes and accrued interest payable to DDR (C)	143.7	100.5

Investments in and Advances to Joint Ventures	$586.0	$353.9

(A)	Primarily relates to a $150.0 million preferred equity investment in BRE DDR Retail Holdings, LLC. See discussion regarding this unconsolidated joint venture later in this footnote.
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

(C)	The Company has amounts receivable from several joint ventures aggregating $38.4 million at September 30, 2012. The remaining amounts were fully reserved by the Company at September 30, 2012.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Management and other fees	$7.6	$7.0	$20.9	$21.7
Financing and other fees	—	0.3	—	—
Development fees and leasing commissions	2.3	1.6	6.2	5.3
Interest income	4.7	—	5.1	0.1

Sonae Sierra Brasil

During the first quarter of 2012, the Company’s one-third-owned joint venture, Sonae Sierra Brasil, completed a strategic asset swap and partial sale that resulted in a majority ownership interest in Shopping Plaza Sul, an enclosed mall in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% interest in Shopping Plaza Sul in exchange for transferring a 22% stake in Shopping Penha and $29 million in cash. As a result of these transactions, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its interest in Shopping Penha to 51%. The Company’s proportionate share of the net gain on the partial sale of its interest in Shopping Penha was $2.8 million. The weighted-average exchange rate used for recording the equity in net income was 1.90 and 1.63 for the nine-month periods ended September 30, 2012 and 2011, respectively.

BRE DDR Retail Holdings, LLC

In June 2012, a joint venture between consolidated affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of gross leasable area (“GLA”) (all references to GLA and square feet are unaudited). These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by a consolidated affiliate of the Company. The transaction was valued at approximately $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options. The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with $150.0 million in preferred equity. The preferred equity has a fixed distribution rate of 10% per annum, which is recognized as interest income within the condensed consolidated statements of operations and is classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s condensed consolidated balance sheet. The preferred equity entitles the Company to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. Blackstone has the right to defer up to 20% of the preferred equity fixed distribution. Any deferred and unpaid preferred equity distributions will continue to accrue at a fixed distribution rate of 10% per annum. The preferred equity is redeemable (1) at Blackstone’s option, in part, after 18 months following acquisition of the properties, and in full, after two years following acquisition of the properties; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture. The Company provides leasing and property management services to all of the joint venture properties and will have the right of first offer to acquire 10 of the assets under specified conditions. The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

Other Joint Venture Interests

In the second quarter of 2012, the DDRTC Core Retail Fund, LLC joint venture, in which the Company has a 15% ownership interest, refinanced $698.7 million of maturing mortgage debt. The mortgage note payable of $540.0 million was modified through the same lender and required a cash payment of $76.0 million, of which the Company’s proportionate share was $11.4 million. The modified mortgage note payable has a three-year term with two one-year options and an interest rate of 4.63%. The joint venture also entered into a term loan of $190.0 million to repay a $158.7 million revolving credit facility. In July 2012, the joint venture exercised an accordion feature resulting in a mortgage balance outstanding at September 30, 2012 of $214.5 million. The term loan has a three-year term with two one-year options and an interest rate of LIBOR plus 275 basis points.

During the nine months ended September 30, 2012, the Company purchased its unconsolidated joint venture partners’ ownership interests, held through three different joint ventures, in five assets, three of which were purchased in the three months ended September 30, 2012. The aggregate purchase price of these assets was $339.5 million, of which $201.7 million was purchased in the three months ended September 30, 2012. The Company recorded an aggregate Gain on Change in Control of Interests of $40.6 million and $80.0 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest for the three- and nine-month periods ended September 30, 2012, respectively. At closing, $246.2 million of aggregate mortgage debt was repaid, of which $142.4 million was repaid in the three months ended September 30, 2012. Upon acquisition, these shopping centers were consolidated into the Company’s results from operations.

3. ACQUISITIONS

In the third quarter of 2012, the Company acquired a shopping center from a third party in Tucson, Arizona, for an aggregate purchase price of $125.4 million. In the first quarter of 2012, the Company acquired a shopping center from a third party in Chicago, Illinois, for a total purchase price of $47.4 million. During the nine months ended September 30, 2012, the Company acquired its unconsolidated joint venture partners’ ownership interests in five shopping centers, two in Arizona, two in Missouri and one in Oregon, for an aggregate purchase price of $339.5 million (Note 2). Two of these assets were purchased in April 2012, one asset was purchased in July 2012 and two assets were purchased in September 2012.

The Company accounted for these acquisitions utilizing the purchase method of accounting. The Company values third party acquisitions and acquisitions of unconsolidated joint venture partner interests in operational shopping center assets on a similar basis generally by applying an income capitalization approach. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The fair value estimates for the five properties acquired from joint venture partners are based on a weighted-average market capitalization rate approximating 7.1%. The fair value measurements also include consideration of the fair market value of debt which was determined to be at par due to the near term of the maturity. The acquisition cost of the seven operating shopping centers was allocated as follows (in thousands):

Assets acquired and liabilities assumed:
Land	$103,819
Buildings	347,650
Tenant improvements	11,089
Intangible assets	69,793

532,351
Less: Mortgage debt assumed	(25,414)
Less: Below-market leases (A)	(18,999)

Net assets acquired	$487,938

(A)	Below-market leases will be amortized over a weighted-average life of 18.3 years.

Consideration:
Cash (including debt repaid at closing)	$444,730
Fair value of previously held equity interests (A)	43,208

Total consideration	$487,938

(A)

Prior to the acquisition, the Company’s investment basis was negative as the Company’s intent was to fund any share of future operating deficits if the need arose, even though there was no such legal obligation to fund such amounts.

The costs related to the acquisitions, which were not material, were expensed as incurred and included in other income (expense), net.

Intangible assets recorded in connection with the above acquisitions included the following (in thousands) (Note 5):

		Weighted Average Amortization Period (in Years)
In-place leases (including lease origination costs and fair market value of leases) (A)	$35,718	6.0
Tenant relations	34,075	10.6

Total intangible assets acquired	$69,793

(A)	Includes above-market leases valued at $8.1 million.

The following unaudited supplemental pro forma operating data is presented for the three- and nine-month periods ended September 30, 2012 and 2011, as if the acquisition of the seven operating properties was completed on January 1, 2011 (in thousands, except per share amounts). The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Pro forma revenues	$209,499	$202,346	$609,865	$612,171

Pro forma (loss) income from continuing operations	$(13,150)	$36,319	$(99,704)	$63,158

Pro forma loss from discontinued operations	$(401)	$(9,766)	$(12,211)	$(38,431)

Pro forma net (loss) income attributable to DDR common shareholders	$(26,903)	$30,290	$(133,598)	$5,677

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.09)	$0.14	$(0.42)	$0.16
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)	(0.04)	(0.14)

Net (loss) income attributable to DDR common shareholders	$(0.09)	$0.11	$(0.46)	$0.02

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.09)	$0.14	$(0.42)	$0.08
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)	(0.04)	(0.14)

Net (loss) income attributable to DDR common shareholders	$(0.09)	$0.11	$(0.46)	$(0.06)

Development Project

In June 2012, the Company obtained control over a development project in Charlotte, North Carolina. The site is entitled, preleased and commenced construction in July. DDR contributed $9.0 million in cash, which was distributed to its non-controlling interest partner (“NCIP”) and its NCIP contributed the asset, which had an estimated fair value of approximately $20 million resulting in the recognition of $10.9 million as Non-Controlling Interests in the Company’s condensed consolidated balance sheets at June 30, 2012. In July 2012, the Company acquired the non-controlling interest in the project for cash of $10.9 million.

4. NOTES RECEIVABLE

Notes receivable consist of the following (in millions):

	September 30, 2012	December 31, 2011
Loans receivable (A)	$54.8	$84.5
Other notes	3.1	3.0
Tax Increment Financing Bonds (“TIF Bonds”) (B)	5.2	6.4

	$63.1	$93.9

(A)	Amounts exclude notes receivable and advances to unconsolidated joint ventures including those that were in default and reserved at September 30, 2012 and December 31, 2011.
(B)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of September 30, 2012 and December 31, 2011, the Company had five and six loans receivable outstanding, respectively, with total remaining non-discretionary commitments of $2.1 million and $6.0 million, respectively. The following table reconciles the loans receivable on real estate for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1	$84,541	$103,705
Additions:
New mortgage loans	592	10,000
Interest	790	811
Accretion of discount	615	580
Deductions:
Payment of principal	—	(6,825)
Loan loss reserve	—	(5,000)
Other(A)	(31,700)	—

Balance at September 30	$54,838	$103,271

(A)

Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and included in Investments in and Advances to Joint Ventures in the Company’s consolidated condensed balance sheet at September 30, 2012.

The Company maintains a subordinated loan receivable with a carrying value of $10.8 million that was fully reserved at September 30, 2012 and December 31, 2011. Interest income is no longer being recorded on this loan. At September 30, 2012, this note was more than 90 days past due on principal and interest.

In addition, at September 30, 2012, the Company had one loan aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer recording interest income on this note. A loan loss reserve on the principal amount outstanding has not been established based on the estimated value of the underlying real estate collateral.

5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$56,614	$24,798
Tenant relations, net	52,870	22,772

Total intangible assets, net (A)	109,484	47,570
Other assets:
Accounts receivable, net (B)	114,029	117,463
Deferred charges, net	47,527	45,272
Prepaid expenses	9,484	10,375
Deposits	8,636	6,788
Other assets	2,954	2,893

Total other assets, net	$292,114	$230,361

(A)

The Company recorded amortization expense of $4.9 million and $1.8 million for the three-month periods ended September 30, 2012 and 2011, and $11.7 million and $5.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively, related to these intangible assets.

(B)	Includes straight-line rents receivable, net, of $57.1 million and $55.7 million at September 30, 2012 and December 31, 2011, respectively.

During the three-month period ended June 30, 2012, the Company identified an error in the consolidated financial statements related to prior years. The error was attributable to a purchase price allocation of an asset acquired in 2004 and related amortization of the intangible asset. The Company concluded that the adjustment was not material to the results for the three-month period ended June 30, 2012, the nine-month period ended September 30, 2012, or any prior periods. Consequently, the Company recorded an out-of-period adjustment to increase net loss applicable to DDR by $1.5 million in the three-month period ended June 30, 2012. The Company also decreased land and increased other assets by $4.4 million on the condensed consolidated balance sheet.

6. REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at	Weighted-Average Interest Rate at
	September 30, 2012	September 30, 2012	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$169.8	2.2%	February 2016
PNC Facility	40.0	1.9%	February 2016
Unsecured Term Loan—Tranche 1	50.0	2.3%	January 2017
Unsecured Term Loan—Tranche 2	200.0	3.6%	January 2019
Secured indebtedness:
Secured Term Loan	500.0	2.1%	September 2014

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 35 basis points on the entire facility at September 30, 2012. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At September 30, 2012, the Company had US$6.1 million of Euro borrowings and US$61.7 million of Canadian dollar borrowings outstanding (Note 8).

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at September 30, 2012), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.65% at September 30, 2012). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2012.

Unsecured Term Loan

In January 2012, the Company entered into a $250 million unsecured term loan (the “Unsecured Term Loan”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association and PNC Bank serve as the administrative agents. As of September 30, 2012, the Unsecured Term Loan consisted of a $50 million tranche that matures on January 31, 2017 (“Tranche 1”) and a $200 million tranche that matures on January 31, 2019 (“Tranche 2”). In August 2012, the Company elected to exercise an option to borrow an additional $100 million pursuant to an accordion feature of the Unsecured Term Loan. This additional $100 million is undrawn as of September 30, 2012, and will align with Tranche 2. The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% and 2.1% for Tranche 1 and Tranche 2, respectively, at September 30, 2012). The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at September 30, 2012.

7. SENIOR NOTES

During the nine-month period ended September 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its outstanding 9.625% senior unsecured notes with a maturity date of March 2016 at a premium to par, resulting in a loss on debt retirement of $13.5 million.

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

In the first nine months of 2012, the Company entered into eight interest rate swaps with an aggregate notional amount of $450.0 million, one of which with a notional amount of $100.0 million is not effective until January 2013. These swaps were executed to hedge the benchmark interest rate risk associated with a portion of the Company’s variable-rate borrowings.

Measurement of Fair Value

At September 30, 2012, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values of derivative financial instruments were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s elective deferred compensation plan at September 30, 2012 and December 31, 2011, measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
September 30, 2012
Derivative financial instruments	$—	$(19.0)	$—	$(19.0)
Marketable securities	$2.9	$—	$—	$2.9
December 31, 2011
Derivative financial instruments	$—	$(8.8)	$—	$(8.8)
Marketable securities	$2.7	$—	$—	$2.7

The unrealized loss of $10.3 million included in other comprehensive (loss) income (“OCI”) during the nine-month period ended September 30, 2012, is in addition to the $4.7 million payment made to the counterparty related to the treasury locks that were executed and settled during the second quarter of 2012. The unrealized loss of $10.3 million included in OCI is attributable to the net change in fair value related to derivative liabilities that remained outstanding at September 30, 2012, none of which were reported in the Company’s condensed consolidated statements of operations because they are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of fair value considerations related to impairment charges in Note 12.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $244.2 million and $90.6 million at September 30, 2012 and December 31, 2011, respectively, as compared to the carrying amounts of $244.1 million and $91.0 million, respectively. The carrying value of the TIF bonds, which was $5.2 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively, approximated their fair value.

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

Debt instruments at September 30, 2012 and December 31, 2011, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,980,430	$2,321,845	$2,139,718	$2,282,818
Revolving Credit Facilities and term loans	959,765	964,190	642,421	641,854
Mortgage and other secured indebtedness	1,367,493	1,420,760	1,322,445	1,352,142

	$4,307,688	$4,706,795	$4,104,584	$4,276,814

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps as part of its interest rate risk management strategy. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2012 and December 31, 2011, the aggregate fair value of the Company’s $633.1 million and $284.1 million notional amount of Swaps was a liability of $19.0 million and $8.8 million, respectively, which is included in other liabilities in the condensed consolidated balance sheets. The following table discloses certain information regarding the Company’s 10 outstanding interest rate swaps (not including the specified spreads):

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$ 100.0	1.0%	June 2014
$ 50.0	0.6%	June 2015
$ 100.0	0.5%	July 2015
$ 83.1	2.8%	September 2017
$ 100.0	0.9%	January 2018	(A)
$ 100.0	1.6%	February 2019
$ 100.0	1.5%	February 2019

(A)	Swap is not effective until January 2013.

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.6 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the nine-month periods ended September 30, 2012 and 2011, the amount of hedge ineffectiveness recorded was not material.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, as follows (in millions):

	Liability Derivatives
	September 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$19.0	Other liabilities	$8.8

The effect of the Company’s derivative instruments on net income and (loss) is as follows (in millions):

Derivatives in Cash Flow Hedging	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)				Location of (Loss) Gain Reclassified from Accumulated OCI (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30			Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate products	$(4.0)	$(4.2)	$(10.3)	$(6.9)	Interest expense	$0.4	$—	$0.2	$(0.1)

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
Derivatives in Net Investment Hedging Relationships	2012	2011	2012	2011
Euro-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(0.2)	$2.0	$0.1	$(1.5)

Canadian dollar-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$(1.3)	$3.4	$(0.9)	$0.3

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

10. EQUITY

Issuance and Redemption of Preferred Shares

In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J cumulative redeemable preferred shares at a price of $500.00 per share (or $25.00 per depositary share). In addition, in August 2012, the Company redeemed all of its outstanding shares of its 7.50% Class I Preferred Shares at a redemption price of $25.1875 per Class I depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1875 prorated to the redemption date). The Company recorded a charge of $5.8 million to net loss available to common shareholders in the third quarter of 2012 related to the write-off of the Class I Preferred Shares’ original issuance costs.

Common Shares

In the first nine months of 2012, the Company sold 12.7 million of its common shares of which 7.9 million shares were sold in the three-month period ended September 30, 2012, through its continuous equity program. The Company generated gross proceeds of $120.0 million and $190.0 million for the three- and nine-month periods ended September 30, 2012, respectively, at an average price of $15.14 per share and $14.95 per share, respectively. The net proceeds were used to acquire the Company’s unconsolidated joint venture partners’ ownership interests in four shopping centers (Notes 2 and 3).

In January 2012, the Company entered into forward equity agreements, which were settled in June 2012, with respect to 19.0 million of its common shares and received net proceeds of $231.2 million. The Company used the net proceeds to fund its investment in the BRE DDR Retail Holdings, LLC joint venture (Note 2) and for other corporate purposes.

Common share dividends declared were as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Common share dividends declared	$0.12	$0.06	$0.36	$0.14

11. FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Management, development, financing and other fee income	$10.2	$11.2	$33.2	$35.2
Ancillary and other property income	6.9	7.3	19.8	20.8
Lease termination fees	5.3	2.5	5.8	3.9
Other miscellaneous	0.1	—	0.2	0.5

Total fee and other income	$22.5	$21.0	$59.0	$60.4

12. IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2012 and 2011, based on the difference between the carrying value of the assets or investments and the estimated fair market value (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Land held for development (A)	$1.6	$40.2	$8.0	$40.2
Undeveloped land (B)	1.0	2.0	20.1	5.9
Assets marketed for sale (B)	5.7	3.9	62.0	4.8

Total continuing operations	$8.3	$46.1	$90.1	$50.9

Sold assets or assets held for sale	—	7.5	15.7	28.9
Joint venture investments (C)	26.1	—	26.7	1.6

Total impairment charges	$34.4	$53.6	$132.5	$81.4

(A)

Amounts reported in the three- and nine-month periods ended September 30, 2012, primarily related to land held for development in Canada that is owned through a consolidated joint venture. This asset impairment was triggered primarily by the Company’s decision to dispose of its interest in lieu of development and the related execution of an agreement for the sale of its interest in this project to its partner.

Amounts reported in the three and nine months ended September 30, 2011, primarily related to land held for development in Yaroslavl, Russia (“Yaroslavl Project”) and Canada, which were owned through consolidated joint ventures. The Company’s proportionate share of the loss was approximately $36.4 million after adjusting for the allocation of loss to the non-controlling interest in the Yaroslavl Project. The Yaroslavl Project was sold to a third party in the first quarter of 2012 (Note 14).

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment as to the likelihood and timing of a potential transaction.

(C)

Represents “other than temporary impairment” charges on unconsolidated joint venture investments. The Company recorded a $26.1 million charge in the third quarter related to its interest in the Coventry II DDR Montgomery Farm LLC joint venture which owns a mixed-use project located in Allen, TX. The Company determined that its investment had suffered an other than temporary impairment during the quarter due to deteriorating relations between the lender and the Company’s partner and the resulting impact on the asset’s value. In September 2012, the Company satisfied its remaining guaranty of the construction loan. However, the joint venture remains in monetary default under the construction loan agreement. The Coventry II Fund continues to explore strategies to recapitalize the joint venture. However, the Company has no intentions to fund any of its partner’s capital contributions or their share of the debt maturity of this joint venture.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 11 of the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2012.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine-month period ended September 30, 2012. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurement at September 30, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
Long-lived assets — held and used	$—	$—	$158.5	$158.5	$105.8
Unconsolidated joint venture investments	—	—	4.7	4.7	26.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 9/30/12	Valuation Technique	Unobservable Input	Range
Impairment of consolidated assets	$118.4	Indicative Bid	Indicative Bid	N/A (A)
Impairment of consolidated assets	40.1	Income Capitalization Approach ( B)	Market Capitalization Rate	8% - 12% (B)
			Price Per Square Foot	$15 to $47 per square foot
Impairment of joint venture investments	4.7	Income Capitalization Approach	Market Capitalization Rate	8% (C)
Impairment of joint venture investments	—	Discounted Cash Flow	Discount Rate	11%
			Terminal Capitalization Rate	5.5% - 8.5%

(A)	These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.
(B)	Vacant space in certain assets was valued on a price per square foot.
(C)	The fair value measurements also include consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.

13. DISCONTINUED OPERATIONS

The Company sold 20 shopping center properties and four office properties during the nine-month period ended September 30, 2012. In addition, the Company sold 34 properties in 2011. These asset sales are included in discontinued operations for the three- and nine-month periods ended September 30, 2012 and 2011. The operating results related to assets sold as of September 30, 2012, are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Revenues	$80	$10,920	$6,144	$37,758

Operating expenses	243	3,519	2,707	14,611
Impairment charges	—	7,466	15,695	28,894
Interest, net	26	2,749	1,393	10,446
Depreciation and amortization	36	3,212	1,681	11,478

	305	16,946	21,476	65,429

Loss from discontinued operations	(225)	(6,026)	(15,332)	(27,671)
Gain on deconsolidation of interests, net	—	4,716	—	4,716
(Loss) gain on disposition of real estate, net of tax	(176)	(8,456)	3,121	(15,476)

Loss from discontinued operations	$(401)	$(9,766)	$(12,211)	$(38,431)

14. TRANSACTIONS WITH RELATED PARTIES

In the second quarter of 2012, the Company entered into an agreement to sell its interest in a consolidated joint venture in East Gwillimbury, Ontario, to its joint venture partner (Note 12).

In the first quarter of 2012, the Company’s consolidated joint venture in Russia sold its investment in the Yaroslavl Project. In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the land and will receive fees for its services.

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Basic Earnings:
Continuing Operations:
Income (loss) from continuing operations	$27,006	$(43,927)	$(19,344)	$5,399
Plus: Gain on disposition of real estate	261	7,011	6,161	8,460
Plus: Loss (income) attributable to non-controlling interests	(128)	3,693	(424)	3,512

Income (loss) from continuing operations attributable to DDR	27,139	(33,223)	(13,607)	17,371
Write-off of preferred share original issuance costs	(5,804)	—	(5,804)	(6,402)
Preferred dividends	(7,681)	(6,967)	(21,616)	(24,620)

Basic—Income (loss) from continuing operations attributable to DDR common shareholders	13,654	(40,190)	(41,027)	(13,651)
Less: Earnings attributable to unvested shares and operating partnership units	(323)	(152)	(919)	(361)

Basic—Income (loss) from continuing operations	$13,331	$(40,342)	$(41,946)	$(14,012)

Discontinued Operations:
Basic—Loss from discontinued operations	(401)	(9,766)	(12,211)	(38,431)

Basic—Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$12,930	$(50,108)	$(54,157)	$(52,443)

Diluted Earnings:
Continuing Operations:
Basic—Income (loss) attributable from continuing operations	$13,654	$(40,190)	$(41,027)	$(13,651)
Less: Earnings attributable to unvested shares and operating partnership units	(323)	(152)	(919)	(361)
Less: Fair value of Otto Family warrants	—	—	—	(21,926)

Diluted—Income (loss) from continuing operations	13,331	(40,342)	(41,946)	(35,938)

Discontinued Operations:
Basic—Loss from discontinued operations	(401)	(9,766)	(12,211)	(38,431)

Diluted—Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$12,930	$(50,108)	$(54,157)	$(74,369)

Number of Shares:
Basic—Average shares outstanding	302,232	274,639	286,016	268,270
Effect of dilutive securities:
Warrants	—	—	—	1,595
Stock options	490	—	—	—
Value sharing equity program	202	—	—	—

Diluted—Average shares outstanding	302,924	274,639	286,016	269,865

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.04	$(0.15)	$(0.15)	$(0.05)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)	(0.04)	(0.15)

Net income (loss) attributable to DDR common shareholders	$0.04	$(0.18)	$(0.19)	$(0.20)

Dilutive Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.04	$(0.15)	$(0.15)	$(0.14)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.03)	(0.04)	(0.14)

Net Income (loss) attributable to DDR common shareholders	$0.04	$(0.18)	$(0.19)	$(0.28)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

•

Warrants to purchase 10.0 million common shares issued in 2009 and exercised in March 2011 were dilutive for the nine-month period ended September 30, 2011, and are included in the calculation of diluted EPS.

For the nine-month period ended September 30, 2011, the Company’s quarterly report on Form 10-Q excluded the dilutive effect of the warrants and thus overstated diluted earnings per share. Management has concluded that the impact on its diluted earnings per share resulting from this error was not material. The revision to the amounts above for the nine-month period ended September 30, 2011, decreased previously reported diluted earnings per share by $0.08.

•

Options to purchase 2.8 million and 2.7 million common shares were outstanding at September 30, 2012 and 2011, respectively. These outstanding options were considered in the computation of diluted EPS for the three-month period ended September 30, 2012, due to the Company’s income from continuing operations. These outstanding options were not considered in the computation of diluted EPS for the nine-month period ended September 30, 2012 and the three- and nine-month periods ended September 30, 2011, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

Shares subject to issuance under the Company’s value sharing equity program were considered in the computation of diluted EPS for the three-month period ended September 30, 2012, due to the Company’s income from continuing operations. These shares were not considered in the computation of diluted EPS for the nine-month period ended September 30, 2012 and the three- and nine-month periods ended September 30, 2011, as the shares were anti-dilutive due to the Company’s loss from continuing operations.

•

The 19.0 million common shares that were subject to the forward equity agreements entered into in January 2012 were not included in the computation of diluted EPS using the treasury stock method for the three- and nine-month periods ended September 30, 2012, because they were not outstanding for the three-month period and anti-dilutive due to the Company’s loss from continuing operations for the nine-month period. The Company settled the forward equity agreements in June 2012. The forward equity agreement entered into in March 2011 for 9.5 million common shares was not included in the computation of diluted EPS using the treasury stock method for the three- and nine-month periods ended September 30, 2011 due to the Company’s loss from continuing operations. These shares were issued in April 2011.

•

The exchange of the operating partnership units into common shares was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.86 at September 30, 2012, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion price of the conversion features in these periods and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012 and 2011, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion prices of the conversion features in these periods and would therefore have been anti-dilutive. The senior convertible notes due 2012 were repaid at maturity in March 2012 and the senior convertible notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to these two senior convertible notes issuances were not included in the computation of diluted EPS for all periods presented because the purchase options were anti-dilutive.

16. SEGMENT INFORMATION

The Company has three reportable operating segments: shopping centers, loan investments and Brazil equity investment. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. Effective July 1, 2012, the Company’s loan investments are also considered a reportable segment due to the increased level of income reported from these investments as well as how executive management analyzes these investments and allocates resources accordingly. The operating segment information for the three- and nine-month periods ended September 30, 2011, has been restated to conform to the September 30, 2012, presentation. The following table summarizes the Company’s shopping centers and office properties. The table includes those assets located in Brazil:

	September 30,
	2012	2011
Shopping centers owned	458	450
Unconsolidated joint ventures	210	184
Consolidated joint ventures	3	2
States (A)	39	39
Office properties (B)	1	5
States	1	3

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.
(B)	The Company does not have any remaining office properties as of October 2012.

The tables below present information about the Company’s reportable operating segments reflecting the impact of discontinued operations (Note 13) (in thousands):

	Three-Month Period Ended September 30, 2012
	Loan Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$5	$204,844			$134	$204,983
Operating expenses	(150)	(63,533	)(A)		(2,759)	(66,442)

Net operating (loss) income	(145)	141,311			(2,625)	138,541
Interest income	5,661				—	5,661
Unallocated expenses (B)					(96,571)	(96,571)
Equity in net (loss) income of joint ventures		(441)		5,927		5,486
Impairment of joint venture investments						(26,111)

Income from continuing operations						$27,006

	Three-Month Period Ended September 30, 2011
	Loan Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$(9)	$186,983			$117	$187,091
Operating expenses	—	(103,178	)(A)		(80)	(103,258)

Net operating (loss) income	(9)	83,805			37	83,833
Interest income	2,460				—	2,460
Unallocated expenses (B)					(127,630)	(127,630)
Equity in net (loss) income of joint ventures		(7,190)		4,600		(2,590)

Loss from continuing operations						$(43,927)

	As of and for the Nine-Month Period Ended September 30, 2012
	Loan Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$15	$591,691			$369	$592,075
Operating expenses	(450)	(260,115	)(A)		(2,886)	(263,451)

Net operating (loss) income	(435)	331,576			(2,517)	328,624
Interest income	9,829				—	9,829
Unallocated expenses (B)					(348,092)	(348,092)
Equity in net (loss) income of joint ventures		(3,484)		20,450		16,966
Impairment of joint venture investments						(26,671)

Loss from continuing operations						$(19,344)

Total gross real estate assets		$8,583,201			$7,093	$8,590,294

	As of and for the Nine-Month Period Ended September 30, 2011
	Loan Investments	Shopping Centers		Brazil Equity Investment	Other	Total
Total revenues	$202	$562,422			$492	$563,116
Operating expenses	—	(225,741	)(A)		(310)	(226,051)

Net operating income	202	336,681			182	337,065
Interest income	7,679				—	7,679
Unallocated expenses (B)					(353,625)	(353,625)
Equity in net income of joint ventures		568		15,383		15,951
Impairment of joint venture investments						(1,671)

Income from continuing operations						$5,399

Total gross real estate assets		$8,316,738			$47,598	$8,364,336

(A)

Includes impairment charges of $8.3 million and $46.1 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $90.1 million and $50.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

(B)

Unallocated expenses consist of general and administrative, depreciation and amortization, other income/expense, gain on change of control of interests and tax benefit/expense as listed in the condensed consolidated statements of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, managing and developing a portfolio of shopping centers. As of September 30, 2012, the Company’s portfolio consisted of 458 shopping centers (including 210 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest and one office property. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2012, the Company owned approximately 116 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. At September 30, 2012, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 91.3%, as compared to 86.3% at September 30, 2011. The average annualized base rent per occupied square foot was $13.79 at September 30, 2012, as compared to $13.76 at September 30, 2011. The Company owned 450 shopping centers and five office properties at September 30, 2011.

Net income applicable to DDR common shareholders for the three-month period ended September 30, 2012, was $13.3 million, or $0.04 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $50.0 million, or $0.18 per share (basic and diluted), for the prior-year comparable period. Net loss applicable to DDR common shareholders for the nine-month period ended September 30, 2012, was $53.2 million, or $0.19 per share (basic and diluted), compared to net loss applicable to DDR common shareholders of $52.1 million, or $0.20 per share (basic) and $0.28 per share (diluted), for the prior-year comparable period. Funds from operations applicable to DDR common shareholders (“FFO”) for the three-month period ended September 30, 2012, was $112.7 million compared to $34.7 million for the prior-year comparable period. FFO applicable to DDR common shareholders for the nine-month period ended September 30, 2012, was $250.5 million compared to $180.2 million for the prior-year comparable period. The increase in FFO for the nine-month period ended September 30, 2012, primarily was due to organic growth, shopping center acquisitions, the gain on change in control of interests related to the Company’s acquisition of assets from unconsolidated joint ventures and a decrease in impairment charges of non-depreciable assets recorded partially offset by the write-off of the original issuance costs from the redemption of the Company’s 7.50% Class I cumulative preferred shares (“7.50 % Class I Preferred Shares”), the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012.

Third Quarter 2012 Operating Results

During the third quarter of 2012, the Company continued to pursue opportunities to position itself for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its Prime Portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, “Prime Portfolio” or “Prime Assets”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant third quarter 2012 transactional activity included the following:

•	Acquired $328.2 million of Prime Assets including two assets from its unconsolidated joint venture partners $120.0 million of which was funded with the issuance of 7.9 million of its common shares;

•	Completed the disposition of $12.1 million of non- Prime Assets, of which DDR’s pro-rata share of the proceeds was $7.5 million;

•	Issued $200.0 million of its newly designated 6.50% Class J cumulative redeemable preferred shares (“6.50% Class J Preferred Shares”); and

•	Redeemed all of its outstanding 7.50% Class I Preferred Shares.

The Company continued its improvement in operating performance and internal growth in the third quarter of 2012 as evidenced by the number of leases executed during the quarter, the increase in the occupancy rate and the continued upward trend in the average annualized base rental rates. The Company leased approximately 2.9 million square feet in the third quarter of 2012 including new leases and renewals. The newly executed leases of 1.2 million square feet was the second highest level of quarterly leasing volume by square footage in Company history. The aggregate occupancy of the Company’s operating shopping center portfolio increased to 91.3% at September 30, 2012, as compared to 86.3% at September 30, 2011. In addition, the Company’s total portfolio average annualized base rent per square foot increased to $13.79 at September 30, 2012, as compared to $13.76 at September 30, 2011. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for new leases executed during the third quarter of 2012 remained low at $2.44 per rentable square foot over the lease term.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2011, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Base and percentage rental revenues	$139,333	$125,533	$13,800	11%
Recoveries from tenants	43,170	40,566	2,604	6%
Fee and other income	22,480	20,992	1,488	7%

Total revenues	$204,983	$187,091	$17,892	10%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Base and percentage rental revenues (A)	$404,947	$376,982	$27,965	7%
Recoveries from tenants (B)	128,142	125,726	2,416	2%
Fee and other income (C)	58,986	60,408	(1,422)	(2)%

Total revenues	$592,075	$563,116	$28,959	5%

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$21.7
Comparable Portfolio Properties	4.5
Straight-line rents	3.2
Development or redevelopment properties	(1.4)

$28.0

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, office property portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio (1)		Office Property Portfolio (2)
	September 30,		September 30,
	2012	2011	2012	2011
Centers owned	458	450	1	5
Aggregate occupancy rate	91.3%	86.3%	52.6%	79.5%
Average annualized base rent per occupied square foot	$13.79	$13.76	$17.03	$12.46

	Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers (1) September 30,
	2012	2011	2012	2011
Centers owned	245	264	210	184
Centers owned through Consolidated joint ventures	n/a	n/a	3	2
Aggregate occupancy rate	91.6%	86.5%	90.9%	86.1%
Average annualized base rent per occupied square foot	$12.92	$12.32	$14.83	$15.65

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

(2)	In October 2012, the Company sold its one remaining office property.

(B)	Recoveries were approximately 88.2% and 87.3% of reimbursable operating expenses and real estate taxes for the nine-month periods ended September 30, 2012 and 2011, respectively. The percentage of recoveries from tenants increased primarily due to the increase in occupancy. The increase in recovery revenue primarily is attributable to newly acquired assets.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended September 30,
	2012	2011	(Decrease) Increase
Management, development, financing and other fee income	$10.2	$11.2	$(1.0)
Ancillary and other property income	6.9	7.3	(0.4)
Lease termination fees	5.3	2.5	2.8
Other miscellaneous	0.1	—	0.1

	$22.5	$21.0	$1.5

	Nine-Month Periods Ended September 30,
	2012	2011	(Decrease) Increase
Management, development, financing and other fee income	$33.2	$35.2	$(2.0)
Ancillary and other property income	19.8	20.8	(1.0)
Lease termination fees	5.8	3.9	1.9
Other miscellaneous	0.2	0.5	(0.3)

	$59.0	$60.4	$(1.4)

The decrease in management, development, financing and other fee income in 2012 is largely the result of the expiration of the management contracts by their own terms with the Coventry II Fund as of December 31, 2011 (see Off-Balance Sheet Arrangements). These contracts generated approximately $2.3 million in gross fees related to the Company’s management, development and leasing of the assets in 2011. During 2012, the Company executed lease terminations on four Rite Aid spaces, three of which have been released.

Expenses from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Operating and maintenance	$32,389	$32,051	$338	1%
Real estate taxes	25,795	25,039	756	3%
Impairment charges	8,258	46,168	(37,910)	(82)%
General and administrative	18,547	17,954	593	3%
Depreciation and amortization	61,276	53,511	7,765	15%

	$146,265	$174,723	$(28,458)	(16)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Operating and maintenance (A)	$96,765	$100,278	$(3,513)	(4)%
Real estate taxes (A)	76,525	74,938	1,587	2%
Impairment charges (B)	90,161	50,835	39,326	77%
General and administrative (C)	56,691	65,310	(8,619)	(13)%
Depreciation and amortization (A)	184,176	158,513	25,663	16%

	$504,318	$449,874	$54,444	12%

(A)	The changes for the nine-month period ended September 30, 2012 compared to 2011, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and amortization
Comparable Portfolio Properties	$(3.2)	$(2.5)	$9.4
Acquisitions of shopping centers	2.6	4.0	14.9
Development or redevelopment properties	(2.9)	0.1	1.4

	$(3.5)	$1.6	$25.7

The decrease in operating and maintenance expense for the Comparable Portfolio Properties primarily related to a decrease in snow removal expense, utilities expense, and other property related expenditures. The decrease in the development or redevelopment properties is primarily due to decreased expenses primarily associated with the cinema and entertainment operations located at the Company’s shopping centers. The increase in depreciation expense for the Comparable Portfolio Properties is attributable to accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods.

(B)	The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2012 and 2011, primarily related to land and shopping center assets marketed for sale. These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)	General and administrative expenses were approximately 4.7% and 5.3% of total revenues, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations, for the nine-month periods ended September 30, 2012 and 2011, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

During the nine-month periods ended September 30, 2012 and 2011, the Company recorded charges of $1.0 million and $11.0 million, respectively, as a result of a termination without cause of executives, including the Executive Chairman of the Board in 2011, the terms of which were pursuant to employment agreements, as applicable.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Interest income	$5,661	$2,460	$3,201	130%
Interest expense	(55,245)	(55,921)	676	(1)%
Loss on retirement of debt, net	—	(134)	134	(100)%
Other (expense) income, net	(1,884)	181	(2,065)	(1,141)%

	$(51,468)	$(53,414)	$1,946	(4)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Interest income (A)	$9,829	$7,679	$2,150	28%
Interest expense (B)	(165,768)	(168,471)	2,703	(2)%
Loss on retirement of debt, net (C)	(13,495)	(134)	(13,361)	9,971%
Gain on equity derivative instruments (D)	—	21,926	(21,926)	(100)%
Other (expense) income, net (E)	(7,143)	(4,825)	(2,318)	48%

	$(176,577)	$(143,825)	$(32,752)	23%

(A)	The weighted-average interest rate of loan receivables, including loans to affiliates, at September 30, 2012, was 8.5%. The increase in the amount of interest income recognized is primarily due to the preferred equity investment in the unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).

(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Nine-Month Periods Ended September 30,
	2012	2011
Weighted-average debt outstanding (in billions)	$4.2	$4.3
Weighted-average interest rate	5.3%	5.6%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at September 30, 2012 and 2011 was 4.8% and 5.1%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $3.5 million and $9.9 million for the three- and nine-month periods ended September 30, 2012, respectively, as compared to $3.3 million and $9.4 million for the respective periods in 2011. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	For the nine-month period ended September 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes due 2016 at a premium to par value.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with Mr. Alexander Otto and certain members of the Otto family. The valuation and resulting gain primarily related to the difference between the closing trading value of the Company’s common shares from January 1, 2011, through March 18, 2011, the exercise date of the warrants. Because all of the warrants were exercised in March 2011, the Company no longer records the changes in fair value of these instruments in its earnings.

(E)	Other income (expenses) were composed of the following (in millions):

	Nine-Month Periods Ended September 30,
	2012	2011
Litigation-related expenses	$(3.5)	$(2.0)
Note receivable reserve	—	(5.0)
Debt extinguishment costs, net	(0.6)	0.3
Settlement of lease liability obligation	—	2.6
Transaction and other expenses	(3.0)	(0.7)

	$(7.1)	$(4.8)

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

Other Items (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Equity in net income (loss) of joint ventures	$5,486	$(2,590)	$8,076	(312)%
Impairment of joint venture investments	(26,111)	—	(26,111)	(100)%
Gain on change in control of interests	40,645	—	40,645	100%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(264)	(291)	27	(9)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Equity in net income of joint ventures (A)	$16,966	$15,951	$1,015	6%
Impairment of joint venture investments (B)	(26,671)	(1,671)	(25,000)	1,496%
Gain on change in control of interests (C)	79,993	22,710	57,283	252%
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(812)	(1,008)	196	(19)%

(A)	The increase in equity in net income of joint ventures for the nine-month period ended September 30, 2012, compared to the prior-year period is primarily a result of higher income from the Company’s investment in Sonae Sierra Brasil in 2012, as discussed below, partially offset by a gain recognized in 2011 from the sale of assets held in unconsolidated joint ventures, of which the Company’s share was $10.9 million.

At September 30, 2012 and 2011, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. This entity uses the functional currency of Brazilian reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rate used for recording the equity in net income was 1.90 and 1.63 for the nine-month periods ended September 30, 2012 and 2011, respectively. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, primarily is due to a gain recognized on the strategic asset swap of two assets in the portfolio as well as shopping center development and expansion activity coming on line.

(B)	The other than temporary impairment charges of the joint venture investments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)	Since January 1, 2011, the Company has acquired its partners’ interests in seven shopping centers, five in 2012 and two in the first quarter of 2011. These properties were previously unconsolidated and the Company accounted for these transactions as step acquisitions. These properties are wholly-owned and consolidated at September 30, 2012. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Loss from discontinued operations	$(225)	$(6,026)	$5,801	(96)%
Gain on deconsolidation of interests, net	—	4,716	(4,716)	(100)%
Loss on disposition of real estate, net of tax	(176)	(8,456)	8,280	(98)%

	$(401)	$(9,766)	$9,365	(96)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Loss from discontinued operations	$(15,332)	$(27,671)	$12,339	(45)%
Gain on deconsolidation of interests, net	—	4,716	(4,716)	(100)%
Gain (loss) on disposition of real estate, net of tax	3,121	(15,476)	18,597	(120)%

	$(12,211)	$(38,431)	$26,220	(68)%

The Company sold 20 shopping center properties and four office properties during the nine-month period ended September 30, 2012, aggregating 2.7 million square feet. In addition, the Company sold 34 properties in 2011 aggregating 2.9 million square feet. Included in the reported loss for the nine-month periods ended September 30, 2012 and 2011, is $15.7 million and $28.9 million, respectively, of impairment charges related to assets classified as discontinued operations.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Gain on disposition of real estate, net	$261	$7,011	$(6,750)	(96)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Gain on disposition of real estate, net (A)	$6,161	$8,460	$(2,299)	(27)%

(A)	Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Non-controlling interests	$(128)	$3,693	$(3,821)	(103)%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Non-controlling interests (A)	$(424)	$3,512	$(3,936)	(112)%

(A)	The change is a result of impairment charges recorded in 2011 by one of the Company’s 75% owned, consolidated investments, which owns land held for development in Russia.

Net Income (Loss) (in thousands)

	Three-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Net income (loss) attributable to DDR	$26,738	$(42,989)	$69,727	162%

	Nine-Month Periods Ended September 30,
	2012	2011	$ Change	% Change
Net loss attributable to DDR	$(25,818)	$(21,060)	$(4,758)	23%

A summary of changes in net income (loss) attributable to DDR in 2012 as compared to 2011 for the periods ended September 30 is as follows (in millions):

	Three-Months	Nine-Months
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$16.8	$30.9
Decrease (increase) in consolidated impairment charges	37.9	(39.3)
(Increase) decrease in general and administrative expenses (A)	(0.6)	8.6
Increase in depreciation expense	(7.8)	(25.7)
Increase in interest income	3.2	2.1
Decrease in interest expense	0.7	2.7
Decrease (increase) in loss on retirement of debt, net	0.1	(13.4)
Decrease in gain on equity derivative instruments	—	(21.9)
Change in other income (expense), net	(2.1)	(2.3)
Increase in equity in net income of joint ventures	8.1	1.0
Increase in impairment of joint venture investments	(26.1)	(25.0)
Increase in gain on change in control of interests	40.6	57.3
Decrease in income tax expense	—	0.2
Decrease in loss from discontinued operations	9.4	26.2
Decrease in gain on disposition of real estate	(6.7)	(2.3)
Change in non-controlling interests	(3.8)	(3.9)

Decrease (increase) in net loss attributable to DDR	$69.7	$(4.8)

(A)	Included in general and administrative expenses are executive separation charges of $1.0 million and $11.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

The Company believes that certain gains and charges recorded in its operating results are not reflective of its core operating performance. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

For the three-month period ended September 30, 2012, FFO applicable to DDR common shareholders was $112.7 million, compared to $34.7 million for the same period in 2011. For the nine-month period ended September 30, 2012, FFO applicable to DDR common shareholders was $250.5 million, compared to $180.2 million for the same period in 2011. The increase in FFO for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily was due to organic growth, shopping center acquisitions and the gain on change in control of interests related to the Company’s acquisition of assets from unconsolidated joint ventures, partially offset by the write-off of the original issuance costs from the redemption of Class I Preferred Shares, the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011 and the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012.

For the three-month period ended September 30, 2012, Operating FFO applicable to DDR common shareholders was $82.9 million, compared to $67.4 million for the same period in 2011. For the nine-month period ended September 30, 2012, Operating FFO applicable to DDR common shareholders was $221.3 million, compared to $195.0 million for the same period in 2011. The increase in Operating FFO for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily was due to organic growth and shopping center acquisitions, partially offset by asset dispositions.

The Company’s reconciliation of net income (loss) applicable to DDR common shareholders to FFO applicable to DDR common shareholders and Operating FFO applicable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net income (loss) applicable to DDR common shareholders (A), (B)	$13.3	$(50.0)	$(53.2)	$(52.1)
Depreciation and amortization of real estate investments	59.1	54.5	179.2	163.2
Equity in net (income) loss of joint ventures	(5.5)	2.6	(17.0)	(16.0)
Impairment of depreciable joint venture investments	26.1	—	26.7	—
Joint ventures’ FFO (C)	13.8	13.8	40.5	43.4
Non-controlling interests (OP Units)	—	—	0.1	0.1
Impairment of depreciable real estate assets, net of non-controlling interests	5.7	11.4	77.8	33.6
Loss (gain) on disposition of depreciable real estate	0.2	2.4	(3.6)	8.0

FFO applicable to DDR common shareholders	$112.7	$34.7	$250.5	$180.2
Total non-operating items (D)	(29.8)	32.7	(29.2)	14.8

Operating FFO applicable to DDR common shareholders	$82.9	$67.4	$221.3	$195.0

(A)	Includes the following deductions from net income:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Preferred dividends	$7.7	$7.0	$21.6	$24.6
Write off of preferred share original issuance costs	5.8	—	5.8	6.4

(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, for the three- and nine-month periods include the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Straight-line rents	$1.2	$0.1	$2.9	$0.2
Straight-line ground rent expense	0.3	0.5	0.9	1.5

(C)	At September 30, 2012 and 2011, the Company had an economic investment in unconsolidated joint venture interests relating to 210 and 184 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Net loss attributable to unconsolidated joint ventures (1)	$(55.8)	$(64.4)	$(67.8)	$(43.0)
Depreciation and amortization of real estate investments	68.3	45.4	157.7	138.5
Impairment of depreciable real estate assets	39.4	63.0	47.6	63.0
(Gain) loss on disposition of depreciable real estate, net	(1.2)	0.6	(14.4)	(21.3)

FFO	$50.7	$44.6	$123.1	$137.2

FFO at DDR’s ownership interests (2)	$13.8	$13.8	$40.5	$43.4

Operating FFO at DDR’s ownership interests (D)	$13.6	$13.9	$41.2	$42.6

(1)	Revenues for the three- and nine-month periods include the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Straight-line rents	$1.7	$1.0	$3.7	$3.6
DDR’s proportionate share	0.3	0.2	0.7	0.9

(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	Amounts are described below in the Operating FFO Adjustments section.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and nine-month periods ended September 30, 2012 and 2011 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Impairment charges – non-depreciable consolidated assets	$2.6	$42.2	$28.1	$46.1
Loss on debt retirement, net (A)	—	0.1	13.5	0.1
Other expense (income), net (B)	1.9	(0.2)	7.1	4.8
Equity in net (loss) income of joint ventures – currency adjustments, change in control charges, gain on sale of assets, transaction and other expenses	(0.3)	0.1	0.8	(0.8)
Impairment of joint venture investments on non-depreciable assets	—	—	—	1.6
Gain on disposition of non-depreciable real estate (land), net	(0.2)	(0.4)	(5.8)	(0.4)
Executive separation charges (C)	1.0	0.3	1.0	11.0
Gain on equity derivative instruments (Otto Family warrants) (A)	—	—	—	(21.9)
Gain on change in control of interests(A)	(40.6)	—	(80.0)	(22.7)
Discontinued operations – Gain on deconsolidation of interests, loss on sales and loss on debt extinguishment, net	—	(5.6)	0.3	(5.6)
Non-controlling interest – portion of impairment charges allocated to outside partners	—	(3.8)	—	(3.8)
Write-off of preferred share original issuance costs (A)	5.8	—	5.8	6.4

Total non–operating items	$(29.8)	$32.7	$(29.2)	$14.8
FFO applicable to DDR common shareholders	112.7	34.7	250.5	180.2

Operating FFO applicable to DDR common shareholders	$82.9	$67.4	$221.3	$195.0

(A)	Amount agrees to the face of the condensed consolidated statements of operations.
(B)	Amounts included in other (income) expense in the condensed consolidated statements of operations and detailed as follows:

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Litigation related expenses	$2.0	$—	$3.5	$2.0
Note receivable reserve	—	—	—	5.0
Debt extinguishment costs, net	—	(0.5)	0.6	(0.3)
Settlement of lease liability obligation	—	—	—	(2.6)
Transaction and other expenses	(0.1)	0.3	3.0	0.7

	$1.9	$(0.2)	$7.1	$4.8

(C)	Amounts included in general and administrative expenses.

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first nine months of 2012, the Company continued to strategically manage cash flow from operating and financing activities.

The Company’s and its unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes that it has several viable sources to obtain capital and fund its business, including capacity under its facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $750 million, and includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 165 basis points at September 30, 2012, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2012, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes that it will continue to be able to operate in compliance with these covenants for the remainder of 2012 and beyond.

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

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250 million unsecured term loan (“Unsecured Term Loan”) and a $103.0 million Mortgage Loan (“Mortgage Loan”). As of September 30, 2012, the Unsecured Term Loan consisted of a $50 million tranche at a rate of LIBOR plus 170 basis points that matures on January 31, 2017, and $200 million tranche at a rate of LIBOR plus 210 basis points that matures on January 31, 2019. In August 2012, the Company elected to exercise an option to borrow an additional $100 million pursuant to an accordion feature of the Unsecured Term Loan. This additional $100 million is undrawn as of September 30, 2012 and will mature January 31, 2019. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a margin based upon DDR’s long-term senior unsecured debt ratings. Additionally, the Company entered into an interest rate swap on the $50 million, five-year tranche to fix the interest rate at 2.3%, entered into interest rate swaps on the $200 million, seven-year tranche to fix the interest rate at 3.6% and entered into an interest rate swap on the $100 million additional capacity that is effective in January 2013 to fix the interest rate at 3.0%. Proceeds from the Unsecured Term Loan were used to retire the remaining $180 million aggregate principal amount of convertible notes that matured in March 2012, to reduce the outstanding balances under the Revolving Credit Facilities and for general corporate purposes. The Mortgage Loan has a seven-year term and bears interest at 3.4%.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities. The following information summarizes the availability of the Revolving Credit Facilities at September 30, 2012 (in millions):

Cash and cash equivalents	$20.2

Revolving Credit Facilities	$815.0
Availability from Unsecured Term Loan	100.0
Less:
Amount outstanding	(209.8)
Letters of credit	(12.3)

Borrowing capacity available	$692.9

On October 2, 2012, the Company entered into an agreement for the future issuance of up to $200 million of common shares under a continuous equity program. This program replaces any previous program entered into by the Company. As of November 1, 2012, the Company had not issued any shares under this program.

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

In June 2012, the Company issued $300.0 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Net proceeds from the issuance were used to repay outstanding 5.375% senior unsecured notes at par with an aggregate principal amount of $223.5 million at par, which were scheduled to mature in October 2012, and to repay amounts outstanding on the Revolving Credit Facilities. As a result, the Company does not have any remaining maturities in 2012 and has no unsecured maturities until May 2015.

The Company is focused on deleveraging opportunities for the consolidated secured debt maturing in 2013, which aggregates $392.3 million. The largest of these maturities is a $350 million loan secured by six properties. The Company anticipates entering into a seven-year, $265 million mortgage secured by four of these assets. The remaining $100 million balance is anticipated to be funded by the Unsecured Term Loan. As a result, the Company expects to unencumber the remaining two properties. The Company expects to fund its remaining obligations from available cash, current operations the utilization of its Revolving Credit Facilities or possible refinancing opportunities. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company continues to look beyond 2012 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration, with the goal of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

In the second quarter of 2012, the DDRTC Core Retail Fund LLC joint venture, in which the Company has a 15% ownership interest, refinanced $698.7 million of maturing mortgage debt. The mortgage note payable of $540.0 million was modified through the same lender and required a cash payment of $76.0 million of which the Company’s proportionate share was $11.4 million. The modified mortgage note payable has a three-year term with two one-year options and an interest rate of 4.63%. The joint venture also entered into a term loan of $190.0 million to repay a $158.7 million revolving credit facility. In July 2012, the joint venture exercised an accordion feature resulting in a mortgage balance outstanding at September 30, 2012 of $214.5 million. The term loan has a three-year term with two one-year options and an interest rate of LIBOR plus 275 basis points.

At September 30, 2012, the Company’s unconsolidated joint venture mortgage debt that had matured and is now past due was $107.8 million (of which the Company’s proportionate share is $13.6 million), all of which was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). At September 30, 2012, the Company’s unconsolidated joint venture mortgage debt maturing in 2012 was $16.7 million (of which the Company’s proportionate share is $2.3 million). Of this amount, $10.6 million (of which the Company’s proportionate share is $1.1 million) was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements).

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on the Company’s common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2012	2011
Cash flow provided by operating activities	$197,425	$212,819
Cash flow (used for) provided by investing activities	(465,301)	30,747
Cash flow provided by (used for) financing activities	247,458	(242,076)

Operating Activities: The change in cash flow from operating activities for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily was due to the settlement of accreted debt discount on repayment of senior convertible amounts and changes in accounts receivable, accounts payable and accrued expenses.

Investing Activities: The change in cash flow from investing activities for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily was due to an increase in asset acquisitions as well as an increase in contributions and advances to unconsolidated joint ventures, primarily the BRE DDR Retail Holdings, LLC joint venture discussed below.

Financing Activities: The change in cash flow used for financing activities for the nine-month period ended September 30, 2012, as compared to the same period in 2011, primarily was due to an increase in proceeds from the issuance of common shares, preferred shares and debt in 2012, partially offset by an increase in debt repayments and dividend payments in 2012.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $125.6 million for the nine-month period ended September 30, 2012, as compared to $63.6 million for the same period in 2011. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company thus far during 2012.

The Company declared a quarterly dividend of $0.12 per common for each quarter of 2012 which results in an annual dividend of $0.48 per common share in 2012. The Board of Directors of the Company will continue to monitor the 2013 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

Sources and Uses of Capital

Acquisitions

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential.

In the third quarter of 2012, the Company acquired Tucson Spectrum in Tucson, Arizona, for an aggregate purchase price of $125.4 million. This prime power center is a one million square foot dominant shopping center and is anchored by Target, Home Depot, Ross Dress for Less, Marshalls, PetSmart, Sports Authority and Bed Bath & Beyond. The Company assumed a $24.4 million mortgage loan secured by Phase I of the project that matures in 2014 and bears interest at a fixed rate of 5.6%. Also, a $58.4 million mortgage loan secured by Phase II of the project was repaid at closing, and that portion of the shopping center is unencumbered.

In March 2012, the Company acquired Brookside Marketplace in Chicago, Illinois, for $47.4 million. The center is a large-format power center totaling 561,000 square feet. The asset is anchored by Super Target, Kohl’s, Dick’s Sporting Goods, Best Buy, HomeGoods, Michaels, PetSmart, Office Max, Old Navy and ULTA.

In 2012, the Company acquired its unconsolidated joint venture partners’ ownership interests in five shopping centers, two in Arizona, two in Missouri and one in Oregon, for an aggregate purchase price of $339.5 million. At closing, the Company repaid an aggregate of $246.2 million of mortgage debt. The Company funded these acquisitions in part with proceeds from the issuance of 12.7 million common shares through its continuous equity program. The Company accounted for these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded a Gain on Change in Control of Interests of $80.0 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

BRE DDR Retail Holdings, LLC

In June 2012, a joint venture between consolidated affiliates of the Company and Blackstone acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of GLA. These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by a consolidated affiliate of the Company. The transaction was valued at approximately $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options. The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with $150.0 million in preferred equity. The Company continues to provide leasing and property management services and has the right of first offer to acquire 10 of the assets under specified conditions. The Company funded its investment with proceeds from the forward equity agreements entered into in January 2012. The forward equity agreements were settled in June 2012, and at which time, the Company issued 19.0 million of its common shares for net proceeds of $231.2 million.

Dispositions

During the nine-month period ended September 30, 2012, the Company sold 20 shopping center properties and four office properties, aggregating 2.7 million square feet, and other consolidated non-income producing assets at an aggregate sales price of $118.9 million. The Company recorded a net gain of $9.3 million, which excludes the impact of an aggregate $95.2 million in related impairment charges that were recorded in prior periods related to the assets sold in 2012. During the nine-month period ended September 30, 2012, the Company’s unconsolidated joint ventures sold assets, generating gross proceeds of $18.5 million of which the Company’s share was $4.1 million. The aggregate gain was $3.0 million related to these asset sales, of which the Company’s share was $0.4 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into Prime Assets with long-term growth potential. The Company has been marketing non- Prime Assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through November 1, 2012, to sell real estate assets that are subject to contingencies. An aggregate loss of approximately $6 million could be recorded if all such sales were consummated on the terms as negotiated through November 1, 2012. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at September 30, 2012, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceeded the assets’ current carrying value at September 30, 2012. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

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

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company anticipates net proceeds of approximately $6.8 million in the fourth quarter of 2012, from development and redevelopment projects as a result of proceeds from land sales that are expected to be greater than capital expenditures.

The Company is currently undertaking eight significant wholly-owned shopping center re-development projects and one shopping center owned by a consolidated joint venture at a projected aggregate net cost of approximately $132.5 million. At September 30, 2012, $104.5 million of costs had been incurred in relation to these redevelopment projects. In addition, the Company’s unconsolidated joint ventures have projects being developed and have incurred $152.8 million in project costs. An expected $73.6 million of costs is projected to be incurred for the remainder of 2012. A majority of these costs are related to projects under development at the Company’s joint venture in Brazil.

The Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

At September 30, 2012, the Company had approximately $408.8 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company will continue to closely monitor its expected spending in 2012 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects for the remainder of 2012, excluding projects through Sonae Sierra Brasil. The projects in Brazil are expected to be funded with operating cash flow generated by Sonae Sierra Brasil or proceeds from the local debt financing completed by Sonae Sierra Brasil in the first quarter of 2012.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at September 30, 2012, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%		39 shopping centers in several states	10.8	$1,039.2
BRE DDR Retail Holdings, LLC	5.0	% (B)	46 shopping centers in several states	10.6	943.6
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	929.9
Sonae Sierra Brasil BV Sarl	33.3%		11 shopping centers, a management company and two development projects in Brazil	4.1	376.0
DDR – SAU Retail Fund LLC	20.0%		27 shopping centers in several states	2.4	182.9

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
(B)	Excludes interest owned through preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $248.5 million at September 30, 2012, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount is the $150.0 million in preferred equity with a fixed distribution rate of 10% due from BRE DDR Retail Holdings, LLC. Also included in this amount is $66.9 million of financing that the Company advanced to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance is reserved in full (see Coventry II Fund discussion below).

Coventry II Fund

At September 30, 2012, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of September 30, 2012, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was approximately $3.9 million. This basis reflects an “other than temporary impairment” charge of $26.1 million at September 30, 2012. In addition to its existing equity and notes receivable, including the Bloomfield Loan, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for four of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion of the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was approximately $10.2 million at September 30, 2012.

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

A summary of the Coventry II Fund investments is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding At September 30, 2012
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Buena Park, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	14.3	(B), (E)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.6	(B), (C), (D), (E)
Coventry II DDR Montgomery Farm LLC	Allen, Texas	118.4	(B), (C), (D), (F)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	26.8	(B), (D), (E)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	149.6	(B), (C), (D)
Coventry II DDR Westover LLC	San Antonio, Texas	19.7	(B)
Service Holdings LLC	37 retail sites in several states	95.8	(B), (C), (D), (E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.
(B)	As of November 1, 2012, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of November 1, 2012, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of November 1, 2012, the Company provided partial loan or interest payment guaranties that were not greater than the proportion of its investment interest.
(F)	On September 27, 2012, the Company satisfied its remaining guaranty in its entirety.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $4.4 billion and $3.9 billion at September 30, 2012 and 2011, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $15.5 million at September 30, 2012, including guaranties associated with the Coventry II Fund joint ventures.

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

For the nine months ended September 30, 2012, $0.8 million of net losses related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

In the first nine months of 2012, the Company issued 12.7 million common shares at a weighted-average share price of $14.95 through its continuous equity program, which raised $190.0 million of gross proceeds. The net proceeds were used to fund the acquisition of its joint venture partners’ ownership interests in four shopping centers (see Liquidity and Capital Resources and Sources and Uses of Capital).

In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J Preferred Shares at a price of $500.00 per share (or $25.00 per depositary share). The net proceeds from the issuance of the Class J Preferred Shares were used to redeem all of its 7.50% Class I Preferred Shares at a redemption price of $500.00 per share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.75 per share (or $0.1875 per depositary share). The Company recorded a non-cash charge of approximately $5.8 million to net income available to common shareholders in the third quarter of 2012 related to the write off of the Class I Preferred Shares’ original issuance costs.

In June 2012, the Company issued $300.0 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Net proceeds from the issuance were used to repay the 5.375% senior unsecured notes at par with an aggregate principal amount of $223.5 million at par, which were scheduled to mature in October 2012, and to repay amounts outstanding on the Revolving Credit Facilities.

During the nine-month period ended September 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its outstanding 9.625% senior unsecured notes due 2016 at a premium to par value, resulting in a loss of $13.5 million.

In January 2012, the Company completed $353 million in new long-term financings, comprised of a $250.0 million Unsecured Term Loan and a $103.0 million Mortgage Loan. These financings address substantially all of the Company’s 2012 consolidated debt maturities (see Liquidity and Capital Resources).

In January 2012, the Company entered into forward equity agreements, which were settled in June 2012, with respect to 19.0 million of its common shares, and received net proceeds of $231.2 million. The Company used the net proceeds to fund its investment in BRE DDR Retail Holdings, LLC (see Sources and Uses of Capital) and for other corporate purposes.

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.3 billion at September 30, 2012, $4.1 billion at December 31, 2011 and $4.2 billion at September 30, 2011.

Capitalization

At September 30, 2012, the Company’s capitalization consisted of $4.3 billion of debt, $405 million of preferred shares and $4.8 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.36, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2012), resulting in a debt to total market capitalization ratio of 0.46 to 1.0, as compared to the ratio of 0.56 to 1.0 at September 30, 2011. The closing price of the common shares on the New York Stock Exchange was $10.90 at September 30, 2011. At September 30, 2012 and 2011, the Company’s total debt consisted of the following (in billions):

	At September 30,
	2012	2011
Fixed-rate debt (A)	$3.7	$3.6
Variable-rate debt	0.6	0.6

	$4.3	$4.2

(A)

Includes $533.1 million and $284.4 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2012 and 2011, respectively.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s and S&P and re-establishing an investment grade rating with Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

Contractual Obligations and Other Commitments

As there are no remaining debt maturities in 2012, the Company has turned its focus to the timing and opportunities for the consolidated debt maturing in 2013 and beyond.

At September 30, 2012, the Company had letters of credit outstanding of approximately $28.7 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $47.0 million for its wholly-owned and consolidated joint venture properties at September 30, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 18 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days notice without penalty. At September 30, 2012, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.5 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The Company believes there has been a favorable shift in the supply-and-demand dynamic for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for the remainder of 2012 as well as for 2013 and 2014. The Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity which was 8.6 million square feet of space for both new leases and renewals for the first nine months of 2012. The Company also benefits from a low occupancy cost relative to other retail formats and historic averages, as well as a diversified tenant base with only one tenant exceeding 4% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.1%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, TJX Companies, PetSmart, Publix Supermarkets and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or downsize and close stores. Overall, the Company believes its portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown since World War II, including during several recessions and housing slowdowns. In the past, the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant or downsizing of space creates an opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy was at 91.3% at September 30, 2012 as compared to 86.3% at September 30, 2011. Notwithstanding the lower occupancy rate compared to historic levels, the Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis. The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $13.79 at September 30, 2012, as compared to $13.76 at September 30, 2011. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for new leases executed during the third quarter of 2012 for the U.S. portfolio was only $2.44 per rentable square foot. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

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

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets, whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

•	International development and ownership activities carry risks in addition to those the Company faces with its domestic properties and operations. These risks include the following:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2012				December 31, 2011
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,710.8	4.7	5.3%	86.1%	$3,571.2	4.3	6.1%	87.0%
Variable-Rate Debt(A)	$596.9	3.1	2.0%	13.9%	$533.4	3.6	2.1%	13.0%

(A)	Adjusted to reflect the $533.1 million and $284.1 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 1.4% and 2.9%, respectively, at September 30, 2012 and December 31, 2011, respectively.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness is summarized as follows:

	September 30, 2012				December 31, 2011
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,096.3	$520.6	4.4	5.3%	$3,086.1	$646.2	3.6	5.7%
Variable-Rate Debt	$1,280.1	$205.9	4.7	7.0%	$656.1	$126.7	3.8	5.7%

The Company intends to use retained cash flow, proceeds from asset sales, financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2012 and December 31, 2011, the interest rate on the Company’s $533.1 million and $284.1 million, respectively, consolidated floating rate debt was swapped to fixed rates. Also, in August 2012, the Company entered into a $100.0 million interest rate swap used to swap LIBOR to a fixed rate with an effective date of January 15, 2013. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

In the second quarter of 2012, the Company entered into two treasury locks with a notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of unsecured notes in June 2012. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $533.1 million and $284.1 million of variable-rate debt that was swapped to a fixed rate at September 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at September 30, 2012 and December 31, 2011, is summarized as follows (in millions):

	September 30, 2012					December 31, 2011
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,710.8	$4,128.3	(A)	$3,968.3	(B)	$3,571.2	$3,757.9	(A)	$3,690.5	(B)
Company’s proportionate share of joint venture fixed-rate debt	$520.6	$526.0		$509.4		$646.2	$633.2		$617.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $18.4 million and $8.8 million at September 30, 2012 and December 31, 2011, respectively.
(B)	Includes the fair value of interest rate swaps, which was an asset of $3.3 million and a liability of $1.9 million at September 30, 2012 and December 31, 2011, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at September 30, 2012, would result in an increase in interest expense of approximately $4.5 million for the Company and $1.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2012, the Company had no other material exposure to market risk.

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

During the three-month period ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	119,056	$15.04	—	—
August 1 – 31, 2012	—	—	—	—
September 1 – 30, 2012	—	—	—	—

Total	119,056	$15.04	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Specimen Certificate for Class J Preferred Shares

4.2	Deposit Agreement, dated August 1, 2012, among the Company, Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to depositary shares representing Class J Preferred Shares (including specimen certificate for depositary shares)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

101.INS	XBRL Instance Document[2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document[2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document[2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011, (iv) Consolidated Statement of Equity for the Nine-Month Period Ended September 30, 2012, (v) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

November 9, 2012	/s/ Christa A. Vesy
(Date)	Christa A. Vesy Executive Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.1	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC on July 31, 2012)
4	4.2	Deposit Agreement, dated August 1, 2012, among DDR Corp., Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares representing 6.50% Class J Cumulative Redeemable Preferred Shares (including specimen certificate for depositary shares).	Current Report on 8-K (Filed with the SEC on August 1, 2012)
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934	Filed herewith
32	32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith
32	32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1	Filed herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith