Form 10-K
period 2012-12-31
DDR CORP
filed 2013-03-01
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.10 Per Share	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 7.375% Class H Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 6.5% Class J Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012, was $3.5 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

315,003,994 common shares outstanding as of February 15, 2013

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

DDR Corp., an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (“REIT”), is in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities, which are generally collateralized directly or indirectly by shopping centers. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages substantially all of the Portfolio Properties as defined herein. At December 31, 2012, the Company owned more than 115 million total square feet of gross leasable area (“GLA”). These amounts do not include 44 assets that the Company has not managed since January 1, 2012, 40 of which the Company does not have an economic interest.

Financial Information About Industry Segments

The Company is in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities, which are generally collateralized directly or indirectly by shopping centers. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 15, 2013, consisted of 450 shopping centers (including 206 centers owned through unconsolidated joint ventures and three centers that are otherwise consolidated by the Company) and more than 1,500 acres of undeveloped land (of which approximately 110 acres are owned through unconsolidated joint ventures). The shopping centers and land are collectively referred to as the “Portfolio Properties.” The shopping center properties consist of shopping centers, and to a lesser extent, enclosed malls and lifestyle centers. From January 1, 2010, to February 15, 2013, the Company acquired 61 shopping centers (seven of which were acquired from unconsolidated joint ventures and 46 of which were acquired by one unconsolidated joint venture) containing an aggregate of 16.0 million square feet of GLA owned by the Company for an aggregate purchase price of $2.4 billion. From January 1, 2010, to February 15, 2013, the Company sold 148 shopping centers (including 52 properties owned through unconsolidated joint ventures) containing an aggregate of 18.0 million square feet of GLA owned by the Company for an aggregate sales price of $1.5 billion.

At December 31, 2012, the Company had 14 assets under development and/or redevelopment (consisting of 11 wholly-owned shopping centers and three joint venture shopping centers).

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Shopping Center Portfolio(1) December 31,
	2012		2011
Centers owned	452		432
Aggregate occupancy rate	91.5%		89.1%
Average annualized base rent per occupied square foot (1)	$13.66	(2)	$13.81

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers(1) December 31,
	2012	2011	2012		2011
Centers owned	243	253	206		177
Centers owned through consolidated joint ventures	N/A	N/A	3		2
Aggregate occupancy rate	91.9%	88.8%	90.9%		89.5%
Average annualized base rent per occupied square foot	$12.92	$12.26	$14.58	(2)	$15.93

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

(2)

Decrease within the joint venture portfolio primarily due to the impact of exchange rate fluctuations with the Brazilian Real, the sale of assets in Brazil and the inclusion of the BRE DDR Retail Holdings, LLC assets in 2012.

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

The Company’s strategic objective is to improve the quality of its prime portfolio (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, which are referred to as “Prime Portfolio” or “Prime Assets”) while lowering leverage and risk and at the same time preparing the Company for long-term growth and financial strength. The Company’s real estate strategy and philosophy has been to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. The Company may pursue the disposition of certain real estate assets that are not likely to generate superior growth and recycle the proceeds to repay debt, to reinvest in Prime Assets or for other corporate purposes.

The Company’s key strategies are summarized as follows:

•

Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers;

•	Increase per share cash flows through the strategic disposition of non-prime assets and use the proceeds to repay debt and reinvest in other higher growth real estate assets and developments;

•

Address capital requirements by selling assets, including sales to joint ventures, retaining capital, maintaining dividend payments at the amount required to meet minimum REIT requirements, entering into new financings and, to the extent deemed appropriate, minimizing capital expenditures;

•	Access equity capital through the public markets and other viable alternatives;

•	Pursue de-leveraging goals, including extending the duration of the Company’s debt;

•	Control spending within the Company’s development portfolio by phasing construction until sufficient pre-leasing is reached and financing is in place;

•	Increase expected spending on redevelopment in order to best position centers for tenant demand and to generate attractive returns;

•	Selectively pursue new investment opportunities only after sufficient equity and debt financings are identified and underwritten expected returns sufficiently exceed the Company’s cost of capital;

•	Continue leasing strategy of enhancing tenant relationships at a high level through the Company’s national account program and increasing occupancy with high-quality tenants;

•	Renew tenants’ extension options and execute leases in a timely manner;

•	Dedicate Company resources to monitor major tenant vacancies, proactively identify potential space recapture opportunities and focus on marketing and re-tenanting those spaces;

•	Selectively develop or sell the Company’s undeveloped parcels and acquire and develop new sites in areas with attractive demographics and

•	Hold prime properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements.

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

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

As one of the nation’s largest owners and operators of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space, management services and maintenance.

As of December 31, 2012, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
Walmart/Sam’s Club	4.0%
TJX Companies(1)	2.5%
Bed Bath & Beyond(2)	2.5%
PetSmart	2.2%
Kohl’s	1.9%
Best Buy	1.7%
Michaels	1.7%
Dick’s Sporting Goods	1.5%
Ross Stores	1.5%

(1)	Includes T.J. Maxx, Marshalls and Homegoods.

(2)	Includes Bed Bath & Beyond, World Market and other retail concepts.

Qualification as a Real Estate Investment Trust

As of December 31, 2012, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2013, the Company employed 607 full-time individuals including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is http://www.ddr.com. The Company uses its Investor Relations website, (http://www.ddr.com), as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Because the Company’s properties consist primarily of shopping centers, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2012, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
Walmart/Sam’s Club	4.0%
TJX Companies(1)	2.5%
Bed Bath & Beyond(2)	2.5%
PetSmart	2.2%
Kohl’s	1.9%
Best Buy	1.7%
Michaels	1.7%
Dick’s Sporting Goods	1.5%
Ross Stores	1.5%

(1)	Includes T.J. Maxx, Marshalls and Homegoods.

(2)	Includes Bed Bath & Beyond, World Market and other retail concepts.

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2012, the Company had outstanding debt of $4.3 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.7 billion as of December 31, 2012). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions in the last few years. Furthermore, uncertain market conditions can be exacerbated by leverage. The occurrence of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

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

•

Any default on the Company’s indebtedness could result in acceleration of those obligations, which could result in the acceleration of other debt obligations and possible loss of property to foreclosure and

•	The Company may not be able to finance necessary capital expenditures for purposes such as re-leasing space on favorable terms or at all.

If a property is mortgaged to secure payment of indebtedness and the Company cannot make the mortgage payments, it may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property, which may also adversely affect the Company’s credit ratings. Any of these risks can place strains on the Company’s cash flows, reduce its ability to grow and adversely affect its results of operations.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than temporary decline. As of December 31, 2012, the Company had $613.0 million of investments in and advances to unconsolidated joint ventures holding 206 operating shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%. Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.

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

The Company’s Investments in Real Estate Assets Outside United States Will Be Subject to Additional Risks

International investments and operations generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s investments in consolidated and unconsolidated joint ventures with international real estate assets in Brazil, Russia and Canada will be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the foreign ownership of property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, laws restricting the Company’s ability to return profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with a variety of foreign laws. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations or the value of the Company’s international investments.

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

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters. Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes. In addition, many of the Company’s properties are located in coastal regions, including 15 properties located on the island of Puerto Rico as of February 15, 2013, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

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

At December 31, 2012, the Portfolio Properties included 452 shopping centers (including 206 centers owned through unconsolidated joint ventures and three that were otherwise consolidated by the Company). The shopping centers consist of 434 community shopping centers and 18 enclosed malls and lifestyle centers. At December 31, 2012, the Portfolio Properties also included more than 1,500 acres of undeveloped land, primarily development sites and parcels, located adjacent to certain of the shopping centers. At December 31, 2012, the shopping centers aggregated 89.2 million square feet of Company-owned GLA (115.7 million square feet of total GLA) located in 39 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, New York, North Carolina and Ohio. The Company also owns land in Canada and Russia.

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

At December 31, 2012, shopping centers made up the largest portion of the Company’s portfolio, constituting 82.1 million square feet (92.1% square feet of Company-owned GLA), while enclosed malls and lifestyle centers accounted for 7.1 million square feet (7.9% of Company-owned GLA). At December 31, 2012, the average annualized base rent per square foot of Company-owned GLA of the Company’s 243 wholly-owned shopping centers was $12.92. For the 206 shopping centers owned through unconsolidated joint ventures and three consolidated joint ventures, annualized base rent per square foot was $14.58 at December 31, 2012.

The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements. The Company generally does not enter into significant tenant concessions on a lease by lease basis.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2012, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, as of December 31, 2012, unless otherwise indicated, with respect to the 452 shopping centers:

•	135 of these properties are anchored by a Walmart, Kohl’s or Target store;

•

These properties range in size from approximately 9,500 square feet to approximately 1,500,000 square feet of total GLA (with 233 properties exceeding 200,000 square feet of total GLA, of which 87 properties exceed 400,000 square feet of total GLA);

•

72.2% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, 11.5% is leased to regional tenants, and 7.8% is leased to local tenants;

•

91.5% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2012. With respect to the properties owned by the Company, including its unconsolidated joint ventures, as of December 31 of each of the last five years beginning with 2008, between 86.8% and 92.1% of the aggregate Company-owned GLA of these properties was occupied and

•	The Company had 14 assets under development and/or redevelopment (consisting of 11 wholly-owned shopping centers and three joint venture shopping centers).

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2022 at the Company’s 243 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2013	571	3,099	$46,744	$15.08	6.7%	8.7%
2014	604	4,756	62,735	13.19	10.2%	11.7%
2015	580	5,191	65,773	12.67	11.2%	12.3%
2016	588	5,378	75,695	14.08	11.6%	14.2%
2017	512	6,472	74,418	11.50	13.9%	13.9%
2018	277	3,505	44,390	12.66	7.5%	8.3%
2019	145	2,811	33,991	12.09	6.1%	6.4%
2020	117	1,355	18,466	13.63	2.9%	3.5%
2021	167	3,084	35,476	11.51	6.6%	6.6%
2022	187	2,829	36,127	12.77	6.1%	6.8%

Total	3,748	38,480	$493,815	$12.83	82.8%	92.4%

The following table shows the impact of tenant lease expirations at the joint venture level through 2022 at the Company’s 206 shopping centers owned through unconsolidated joint ventures and three consolidated joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2013	895	3,016	$56,811	$18.84	8.1%	11.8%
2014	849	4,697	71,920	15.31	12.6%	14.9%
2015	698	4,272	63,001	14.75	11.5%	13.0%
2016	679	4,528	69,131	15.27	12.2%	14.3%
2017	788	4,505	73,704	16.36	12.1%	15.3%
2018	179	2,643	32,941	12.46	7.1%	6.8%
2019	94	2,060	26,253	12.74	5.5%	5.4%
2020	77	1,632	17,443	10.69	4.4%	3.6%
2021	104	1,701	22,800	13.40	4.6%	4.7%
2022	109	2,149	24,904	11.59	5.8%	5.2%

Total	4,472	31,203	$458,908	$14.71	83.9%	95.0%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Brazil
1	Campinas	Parque Dom Pedro Avenue Guilherme Campos, 500	01387-001	MM	Fee	2001/2010	2006		29.9%	1,143,950	$37,867,712	$34.25	Barbacoa, Bodytech, Casas Bahia, C&A, Centauro, Colombo, Etna, Fast Shop, Fnac, Le Biscuit, Livraria Leitura, Lojas Americanas, Marisa, Me Move, Multiplex, Pernambucanas, Renner, Riachuelo, Telhanorte, Walmart, Zara
2	Franca	Franca Shopping Avenue Rio Negro, 1100	14406-901	MM	Fee	1993	2006		25.6%	199,438	$3,951,402	$19.99	C&A, C&C , Casas Bahia, Centauro, Lojas Americanas, Magazine Luiza, Marisa, Moviecom, Renner
3	Manaus	Manauara Shopping Avenue Mario Ypiranga,1300	69057-002	MM	Fee (3)	2009	2007		33.3%	505,229	$17,143,109	$34.34	Bemol, C&A, Centauro, Cia Athletica, Dinamica, Hitech Imports, Marisa, Pbkids Brinquedos, Playarte, Ramsons, Renner, Riachuelo, Saraiva Mega Store, Siberian/Crawford
4	Sao Paulo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee	2005/2011	2006		6.7%	239,735	$7,215,154	$30.32	B-Mart, C&A, Casas Bahia, Cinema Multiplex, Extra, Lojas Marabraz, Marisa, Zelo
5	Sao Paulo	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee	1994	2006		20%	251,087	$13,557,381	$55.18	Camicado, C&A, Lojas Americanas, Luigi Bertolli, Monday Academia, Playarte, Renner
6	Sao Paulo	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee (3)	2004	2006		33.3%	171,554	$3,742,888	$24.20	Americanas Express, C&A, Centauro, Marisa, Moviecom, Sonda
7	Sao Bernardo Do C	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee (3)	1980/1995/ 1997/2011	2006		33.3%	286,596	$13,203,424	$46.20	B-Mart, C&A, Lojas Americanas, Fastshop, Marisa, Outback, Playarte, Playland, Renner, Zelo
8	Uberlandia - Mg -	Uberlandia Shopping Avenue Paulo Gracindo, 15	38411-145	MM	Fee (3)	2012	1	*	33.3%	487,920	$7,514,489	$17.12	B-Mart, Centauro, Cinemark, Fastshop, Kalunga, Le Biscuit, Le Lis Blanc, Leroy Merlin, Luigi Bertolli, Ponto Frio, Renner, Walmart
United States and Puerto Rico
	Alabama
9	Birmingham, AL	Brook Highland Plaza 5291 Highway 280 South	35242	SC	Fee	1994/2003	1994		100%	551,898	$4,315,451	$9.95	Big Lots, Books-A-Million, Dick’s Sporting Goods, HomeGoods, Lowe’s, Michaels, OfficeMax, Ross Dress For Less, Stein Mart
10	Birmingham, AL	Riverchase Promenade Montgomery Highway	35244	SC	Fee (3)	1989	2012		5%	120,108	$1,756,202	$16.34	2nd & Charles (Not Owned), Jo-Ann Fabric and Craft Stores, Toys “R” Us (Not Owned)
11	Birmingham, AL	River Ridge U.S. Highway 280	35242	SC	Fee (3)	2001	2007		15%	172,262	$2,289,979	$17.26	Best Buy, Staples, Target (Not Owned)
12	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007		100%	182,991	$1,891,596	$10.52	Big Lots, OfficeMax, Old Navy, T.J. Maxx
13	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007		15%	173,940	$1,659,248	$10.82	Best Buy, Burke’s Outlet, Dick’s Sporting Goods, Sam’s Club (Not Owned), Target (Not Owned)
14	Huntsville, AL	Westside Centre 6275 University Drive	35806	SC	Fee (3)	2002	2007		15%	476,146	$4,262,700	$12.45	Big Lots, Dick’s Sporting Goods, Marshalls, Michaels, Ross Dress For Less, Stein Mart, Target (Not Owned)
15	Scottsboro, AL	Scottsboro Marketplace 24833 John P. Reid Parkway	35766	SC	Fee	1999	2003		100%	40,560	$303,540	$8.44	Burke’s Outlet, Walmart (Not Owned)
16	Tuscaloosa, AL	McFarland Plaza 2600 Mcfarland Boulevard East	35404	SC	Fee (3)	1999	2007		15%	234,146	$1,566,645	$8.01	Michaels, OfficeMax, Ross Dress For Less, Stein Mart, Toys “R” Us
	Arizona
17	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999		100%	197,009	$3,418,317	$17.21	AMC Theatres (Not Owned), Michaels, OfficeMax, PetSmart, Ross Dress For Less, Target (Not Owned)
18	Phoenix, AZ	Ahwatukee Foothills Towne Center 4711 East Ray Road	85044	SC	Fee	1996/1997/1999	1998		100%	666,979	$9,465,299	$15.93	AMC Theatres, Ashley Furniture, Babies “R” Us, Barnes & Noble, Best Buy, Jo-Ann Fabric and Craft Stores, OfficeMax, Old Navy, Party City, Petco, RoomStore, Ross Dress For Less, Sprouts Farmers Market

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
19	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	1995	1996		100%	346,327	$4,562,656	$13.79	Barnes & Noble, David’s Bridal (Not Owned), DSW, Golfsmith, Hobby Lobby, HomeGoods, Nordstrom Rack, Savers (Not Owned), Staples, T.J. Maxx
20	Phoenix, AZ	Paradise Village Gateway Tatum and Shea Boulevards	85028	SC	Fee	1997/2004	2003		67%	295,311	$4,712,693	$19.51	Albertsons, Bed Bath & Beyond, PetSmart, Ross Dress For Less, Staples
21	Tucson, AZ	Tucson Spectrum Shopping Center Southwest Corner I-19 and Irvington Road	85706	SC	Fee	2008	2012		100%	709,811	$9,251,735	$15.77	Bed Bath & Beyond, Best Buy, Dollar Tree, Food City, Harkins Theatre, JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress For Less, Sports Authority, Home Depot (Not Owned), Target (Not Owned)
	Arkansas
22	Fayetteville, AR	Steele Crossing 3533-3595 North Shiloh Drive	72703	SC	Fee (3)	2003	2012		5%	136,898	$949,225	$15.37	Kohl’s, Target (Not Owned)
23	Fayetteville, AR	Spring Creek Centre 464 East Joyce Boulevard	72703	SC	Fee (3)	1997/1999/ 2000/ 2001	2012		5%	262,233	$2,792,497	$12.27	Bed Bath & Beyond, Best Buy, Home Depot (Not Owned), Old Navy, T.J. Maxx, Walmart (Not Owned)
24	North Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994		100%	295,013	$2,000,352	$7.68	Bed Bath & Beyond, Burlington Coat Factory, Cinemark, Michaels, Ross Dress For Less, T.J. Maxx
25	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994		100%	280,665	$2,089,160	$7.78	Belk, Hobby Lobby, JCPenney, T.J. Maxx
	California
26	Long Beach, CA	The Pike at Rainbow Harbor 95 South Pine Avenue	90802	SC	GL	2005	1	*	100%	339,978	$4,187,832	$20.62	Cinemark, KDB
27	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000		100%	79,804	$1,452,879	$18.49	Regal Cinemas
28	Pasadena, CA	Paseo Colorado 280 East Colorado Boulevard	91101	LC	Fee	2001	2003		100%	556,271	$8,408,816	$18.58	Arclight Cinemas, DSW, Equinox, Gelson’s Market
29	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee (3)	1996/2000	2002		20%	245,774	$2,132,739	$14.38	99¢ Only, Century Theatres, Ross Dress For Less
30	San Francisco, CA	Van Ness Plaza 1000 Van Ness Avenue	94109	SC	Fee	1998	2002		100%	122,844	$3,886,404	$36.61	AMC Theatres, The Studio Mix
31	Valencia, CA	River Oaks Shopping Center 24235 Magic Mountain Parkway	91355	SC	GL	1986/2010	2006		100%	76,387	$1,412,907	$16.56	buybuy BABY, Sprouts Farmers Market
	Colorado
32	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee (3)	2003	2012		5%	139,499	$2,163,661	$17.41	Bed Bath & Beyond, Home Depot (Not Owned), Walmart (Not Owned)
33	Broomfield, CO	Flatiron Marketplace 1 West Flatiron Circle	80021	SC	Fee	2001	2003		100%	252,249	$2,510,896	$18.65	Best Buy
34	Centennial, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997		100%	407,964	$5,981,157	$17.81	Golfsmith, Michaels, OfficeMax, REI (Not Owned), Ross Dress For Less, Stickley Furniture, Toys “R” Us, WoW (Not Owned)
35	Colorado Springs, CO	Chapel Hills East 7625-7675 North Academy Boulevard	80920	SC	Fee	1996/2000	2011		100%	178,252	$1,876,724	$11.29	Best Buy, DSW, OfficeMax, Old Navy, Pep Boys, Whole Foods
36	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003		100%	244,607	$3,947,743	$17.19	24 Hour Fitness, King Soopers, Michaels, OfficeMax, Pier 1 Imports
37	Denver, CO	Tamarac Outparcels 7777 East Hampden	80231	SC	Fee	1976	2001		100%	41,103	$463,944	$14.68
38	Fort Collins, CO	Mulberry and Lemay Crossing Mulberry Street and South Lemay Avenue	80525	SC	Fee	2004	2003		100%	18,988	$485,920	$25.59	Home Depot (Not Owned), Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
39	Highland Ranch, CO	8575 South Quebec Street	80130	SC	Fee	1998	2007		100%	43,480	$347,840	$8.00	Savers
40	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1	*	100%	245,381	$5,472,402	$27.10
41	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee (3)	2003	2012		5%	95,988	$1,488,606	$18.60	Home Depot (Not Owned), Office Depot, Walmart (Not Owned)
42	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL (3)	2003	2012		5%	132,953	$2,041,178	$15.35	Bed Bath & Beyond, Kohl’s (Not Owned), Michaels, Sports Authority
	Connecticut
43	Plainville, CT	Connecticut Commons I-84 and Route 9	06062	SC	Fee (3)	1999/2001	2012		5%	566,481	$6,210,211	$12.07	A.C. Moore, Dick’s Sporting Goods, DSW, Kohl’s, Loews Cinema, Lowe’s, Marshalls, Old Navy, PetSmart
44	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007		15%	382,864	$3,987,571	$17.59	Bob’s Stores, Staples, Stop & Shop, Walmart
45	Windsor, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007		100%	78,480	$1,328,445	$18.23	Petco (Not Owned), Stop & Shop, Target (Not Owned)
	Delaware
46	Dover, DE	Kmart Shopping Center 515 North Dupont Highway	19901	SC	Fee (3)	1973	2008		25.25%	88,980	$305,800	$2.86	Kmart
	Florida
47	Apopka, FL	Piedmont Plaza 2302-2444 East Semoran Boulevard	32703	SC	Fee (3)	2004	2012		5%	146,275	$856,248	$7.36	Bealls
48	Boynton Beach, FL	Village Square At Golf 3775 West Woolbright Road	33436	SC	Fee (3)	1983/2002	2007		20%	137,505	$1,354,504	$12.82	Publix
49	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Boulevard	33426	SC	Fee (3)	1990	2007		20%	70,555	$653,599	$9.96	Publix
50	Boynton Beach, FL	Meadows Square Hypoluxo Road North Congress Avenue	33461	SC	Fee (3)	1986	2004		20%	106,224	$967,834	$12.07
51	Bradenton, FL	Lakewood Ranch Plaza 1755 Lakewood Ranch Boulevard	34211	SC	Fee (3)	2001	2007		20%	85,652	$1,016,630	$12.35	Publix
52	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007		20%	235,459	$1,850,204	$10.18	Bealls, Bealls Outlet, LA Fitness, Lowe’s (Not Owned), Macy’s Furniture & Mattress Clearance
53	Bradenton, FL	Cortez Plaza 905 Cortez Road West	34207	SC	Fee	1966/1988	2007		100%	290,206	$2,042,861	$10.41	Burlington Coat Factory, hhgregg, PetSmart
54	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/2003	2	*	100%	228,022	$801,435	$3.62	Kane Furniture, Kmart
55	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2009		100%	176,113	$1,960,380	$12.14	Babies “R” Us, CompUSA, Jo-Ann Fabric and Craft Stores, Publix
56	Brandon, FL	Lake Brandon Village Causeway Boulevard	33511	SC	Fee (3)	1997/2004	2012		5%	113,986	$1,426,215	$12.51	buybuy BABY, Lowe’s (Not Owned), PetSmart, Sports Authority
57	Casselberry, FL	Casselberry Commons 1455 South Semoran Boulevard	32707	SC	Fee (3)	1973/1998/2010	2007		20%	259,067	$2,385,235	$11.24	Publix, Ross Dress For Less, Stein Mart, T.J. Maxx
58	Clearwater, FL	Clearwater Collection 21688-21800 U.S. Highway 19 North	33765	SC	Fee	1995/2005	2007		100%	134,361	$1,617,089	$12.43	Floor & Decor, LA Fitness
59	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1/2	*	100%	169,101	$1,179,813	$7.39	Bealls, Bealls Outlet, Sibex Electronics
60	Crystal River, FL	Crystal Springs 6760 West Gulf to Lake	34429	SC	Fee (3)	2001	2007		20%	66,996	$715,164	$10.87	Publix

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
61	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007		100%	165,000	$1,760,000	$10.67	Bass Pro Outdoor World
62	Dania, FL	Sheridan Square 401-435 East Sheridan Street	33004	SC	Fee (3)	1991	2007		20%	67,475	$662,358	$10.73	Publix
63	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007		20%	74,499	$964,431	$11.70	Publix
64	Deerfield Beach, FL	Hillsboro Square Hillsboro Boulevard and Highway One	33441	SC	Fee (3)	1978/2002	2007		15%	145,370	$2,186,519	$16.18	Office Depot, Publix
65	Fort Myers, FL	Market Square 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007		15%	118,945	$1,783,048	$14.99	American Signature Furniture, Barnes & Noble (Not Owned), Big Al’s City Sports (Not Owned), CompUSA (Not Owned), Dollar Tree (Not Owned), DSW, Petco (Not Owned), Target (Not Owned), Total Wine & More, World Market (Not Owned)
66	Fort Myers, FL	Cypress Trace Cypress Lake Drive and U.S. 41	33907	SC	Fee (3)	2004	2007		15%	276,288	$2,261,399	$9.48	Bealls, Bealls Outlet, Ross Dress For Less, Stein Mart
67	Fort Walton Beach, FL	Shoppes at Paradise Pointe U.S. Highway 98 and Perry Avenue	32548	SC	Fee (3)	1987/2000	2007		20%	83,936	$696,030	$11.40	Publix
68	Hernando, FL	Shoppes of Citrus Hills 2601 Forest Ridge Boulevard	34442	SC	Fee (3)	1994/2003	2007		20%	68,927	$721,542	$10.47	Publix
69	Hialeah, FL	Paraiso Plaza 3300-3350 West 80th Street	33018	SC	Fee (3)	1997	2007		20%	60,712	$942,577	$15.53	Publix
70	Homestead, FL	Homestead Pavilion Campbell Drive and Southwest 157th Avenue	33030	SC	Fee	2008	2008		100%	299,910	$4,825,259	$15.28	Bed Bath & Beyond, hhgregg, Kohl’s (Not Owned), Michaels, Ross Dress For Less, Sports Authority, Staples
71	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995		100%	219,735	$1,160,031	$6.33	Bealls Outlet (Not Owned), JCPenney, Winn Dixie Stores, Citi Trends (Not Owned)
72	Lake Mary, FL	Shoppes of Lake Mary 4155 West Lake Mary Boulevard	32746	SC	Fee (3)	2001	2007		15%	74,234	$1,501,803	$20.28	Publix (Not Owned), Staples, Target (Not Owned)
73	Lake Wales, FL	Shoppes on the Ridge Highway 27 and Chalet Suzanne Road	33859	SC	Fee(3)	2003	2007		20%	117,042	$934,914	$10.90	Publix
74	Lakeland, FL	Highlands Plaza 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004		100%	102,572	$705,480	$8.68	Winn Dixie Stores
75	Lakeland, FL	Lakeland Square Mall 3800 U.S. Highway 98 North	33809	SC	Fee	1990	2007		100%	81,921	$675,848	$8.25	Burlington Coat Factory
76	Lakeland, FL	Lakeland Marketplace Florida Lakeland	33803	SC	Fee	2006	2003		100%	77,582	$620,656	$8.00	Bealls, Lowe’s (Not Owned)
77	Largo, FL	Kmart Shopping Center 1000 Missouri Avenue	33770	SC	Fee (3)	1969	2008		25.25%	116,805	$214,921	$1.84	Kmart
78	Largo, FL	Bardmoor Promenade 10801 Starkey Road	33777	SC	Fee (3)	1991	2007		20%	152,667	$1,966,025	$12.57	Publix
79	Melbourne, FL	Melbourne Shopping Center 1301-1441 South Babcock	32901	SC	Fee (3)	1960/1999	2007		20%	229,102	$992,765	$6.84	Big Lots, Publix
80	Miami, FL	Plaza Del Paraiso 12100 Southwest 127th Avenue	33186	SC	Fee (3)	2003	2007		20%	82,441	$1,222,701	$13.30	Publix
81	Miami, FL	Midtown Miami 3401 North Miami Avenue	33127	SC	Fee	2006	1	*	100%	454,124	$6,789,289	$21.10	HomeGoods, Loehmann’s, Marshalls, Ross Dress For Less, Target, West Elm, Sports Authority

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
82	Miramar, FL	River Run Miramar Parkway and Palm Avenue	33025	SC	Fee (3)	1989	2007		20%	93,643	$1,103,944	$11.97	Publix
83	Naples, FL	Countryside Shoppes 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007		20%	73,986	$680,816	$9.86	Sweetbay
84	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee (3)	1994	2012		5%	267,796	$3,379,524	$12.90	Bealls, hhgregg, OfficeMax, Ross Dress For Less, T.J. Maxx, Walmart
85	New Port Richey, FL	Shoppes at Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007		20%	130,707	$954,446	$12.25	Publix
86	Ocala, FL	Ocala West 400 Southwest College Road	32674	SC	Fee	1991/2006	2003		100%	105,276	$518,554	$8.04	Blockers Furniture (Not Owned), Hobby Lobby
87	Ocala, FL	Heather Island 7878 Southeast Maricamp	34472	SC	Fee (3)	2005	2007		20%	70,970	$674,614	$10.16	Publix
88	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007		100%	93,280	$473,718	$8.42
89	Ocoee, FL	West Oaks Town Center 9537-49 West Colonial	34761	SC	Fee (3)	2000	2007		20%	66,539	$994,849	$17.02	Best Buy (Not Owned), Michaels
90	Orlando, FL	Chickasaw Trail 2300 South Chickasaw Trail	32825	SC	Fee (3)	1994	2007		20%	75,492	$686,540	$10.45	Publix
91	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007		20%	117,723	$833,440	$9.44	Publix
92	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007		20%	281,260	$1,732,560	$8.20	DD’s Discounts, Kmart, Publix
93	Orlando, FL	West Colonial Center Good Homes Road and Colonial Drive	32818	SC	Fee (3)	1999	2007		15%	78,625	$484,257	$7.82	Big Lots, Staples
94	Oviedo, FL	Oviedo Park Crossing Route 417 and Red Bug Lake Road	32765	SC	Fee (3)	1999	1	*	20%	186,212	$1,933,511	$10.38	Bed Bath & Beyond, Lowe’s (Not Owned), Michaels, OfficeMax, Ross Dress For Less, T.J. Maxx
95	Palm Beach Gardens, FL	Northlake Commons Northlake Boulevard	33403	SC	Fee (3)	1987/2003	2007		20%	146,825	$1,581,483	$14.18	CompUSA, Home Depot (Not Owned), Ross Dress For Less
96	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee	1990	1995		100%	52,325	$1,032,961	$21.14	Publix (Not Owned), Target (Not Owned)
97	Pembroke Pines, FL	Flamingo Falls 2000-2216 North Flamingo Road	33028	SC	Fee (3)	2001	2007		20%	108,565	$1,810,952	$19.49	The Fresh Market, LA Fitness (Not Owned)
98	Plant City, FL	Lake Walden Square 105-240 West Alexander	33566	SC	Fee (3)	1992	2012		5%	257,097	$1,133,033	$9.48	Sweetbay, Premiere Cinemas
99	Plantation, FL	The Fountains 801 South University Drive	33324	SC	Fee	1989/2010	2007		100%	430,049	$5,314,452	$16.85	Dick’s Sporting Goods, Jo-Ann Fabric and Craft Stores, Kohl’s, Marshalls, Total Wine & More
100	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee	1988/1997	1/2	*	100%	192,877	$1,656,069	$8.90	Bealls, Ross Dress For Less, Sam’s Club (Not Owned), Walmart (Not Owned)
101	St. Petersburg, FL	Kmart Plaza 3951 34th Street South	33711	SC	Fee (3)	1973	2008		25.25%	94,500	$277,400	$2.94
102	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee (3)	1980	2007		20%	95,229	$1,159,622	$12.56	Hobby Lobby
103	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	85,951	$708,570	$8.56	Bealls Outlet, Office Depot, Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
104	Tallahassee, FL	Southwood Village Northwest Capital Circle and Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$765,373	$12.66	Publix
105	Tamarac, FL	Midway Plaza University Drive and Commercial Boulevard	33321	SC	Fee (3)	1985	2007		20%	226,098	$2,356,945	$12.37	Publix, Ross Dress For Less
106	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1/2	*	20%	104,440	$1,053,842	$12.31	Publix, Walmart (Not Owned)
107	Tampa, FL	The Walk at Highwoods Preserve 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	140,629	$1,881,071	$14.82	Best Buy, HomeGoods, Michaels
108	Tampa, FL	New Tampa Commons Bruce B. Downs and Donna Michelle	33647	SC	Fee	2005	2007		100%	10,000	$333,134	$33.31
109	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee	1974/1998	1/2	*	100%	115,267	$1,119,705	$10.48	Bealls Outlet, Big Lots, Staples
110	Tequesta, FL	Tequesta Shoppes 105 North U.S. Highway 1	33469	SC	Fee	1986	2007		100%	109,846	$800,449	$8.12	Stein Mart
111	Valrico, FL	Brandon Boulevard Shoppes 1930 State Route 60 East	33594	SC	Fee	1994/2012	2007		100%	85,377	$337,566	$14.81
112	Valrico, FL	Shoppes at Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007		20%	71,430	$1,046,634	$15.36	Publix
113	Venice, FL	Jacaranda Plaza 1687 South Bypass	34293	SC	Fee (3)	1974	2008		25.25%	84,180	$—	$—
114	Wesley Chapel, FL	The Shoppes at New Tampa 1920 Country Road 581	33543	SC	Fee (3)	2002	2007		20%	158,602	$1,928,719	$12.60	Bealls, Office Depot (Not Owned), Publix
115	Winter Park, FL	Winter Park Palms 4270 Aloma Avenue	32792	SC	Fee (3)	1985/1998	2012		5%	112,292	$60,897	$9.55
	Georgia
116	Atlanta, GA	Perimeter Pointe 1155 Mount Vernon Highway	30136	SC	Fee	1995/2002	1995		100%	351,791	$5,694,681	$15.34	Babies “R” Us, HomeGoods, LA Fitness, Sports Authority, Stein Mart, United Artists Theatres
117	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee (3)	1993	2007		20%	66,844	$513,797	$7.67	Kroger
118	Atlanta, GA	Cascade Crossing 3695 Cascade Road Southwest	30331	SC	Fee (3)	1994	2007		20%	63,346	$619,087	$9.77	Publix
119	Atlanta, GA	Brookhaven Plaza 3974 Peachtree Road Northeast	30319	SC	Fee (3)	1993	2007		20%	71,320	$1,184,538	$17.44
120	Atlanta, GA	Abernathy Square 6500 Roswell Road	30328	SC	Fee	1983/1994	2007		100%	129,770	$2,359,572	$19.18	Publix
121	Austell, GA	Burlington Plaza 3753-3823 Austell Road Southwest	30106	SC	GL (3)	1973	2008		25.25%	146,950	$517,036	$3.62	Burlington Coat Factory
122	Buford, GA	Marketplace at Millcreek Mall of Georgia Boulevard	30519	SC	Fee (3)	2003	2007		15%	401,947	$4,436,663	$12.25	Bed Bath & Beyond, Costco (Not Owned), DSW, Marshalls, Michaels, OfficeMax, PetSmart, REI, Ross Dress For Less, Sports Authority
123	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007		20%	307,716	$3,172,986	$11.15	Belk, Michaels, Publix, Ross Dress For Less, Beall’s Outlet

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
124	Canton, GA	Hickory Flat Village 6175 Hickory Flat Highway	30115	SC	Fee (3)	2000	2007	20%	74,020	$732,968	$12.28	Publix
125	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee	1999	2003	100%	116,768	$1,267,714	$12.03	The Fresh Market, Michaels, PetSmart, Target (Not Owned)
126	Cumming, GA	Cumming Marketplace 1250 Market Place Boulevard	30041	SC	Fee	1997/1999	2003	100%	318,665	$3,574,389	$11.29	ApplianceSmart, Home Depot (Not Owned), Lowe’s, Michaels, OfficeMax, Walmart (Not Owned)
127	Cumming, GA	Sharon Greens 1595 Peachtree Parkway	30041	SC	Fee (3)	2001	2007	20%	98,301	$852,803	$11.39	Kroger
128	Decatur, GA	Hairston Crossing 2075 South Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$606,926	$11.24	Publix
129	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Road	30034	SC	Fee (3)	1994	2007	20%	69,699	$669,623	$9.78	Publix
130	Douglasville, GA	Douglasville Pavilion 2900 Chapel Hill Road	30135	SC	Fee (3)	1998	2007	15%	266,953	$2,388,998	$10.52	Big Lots, Marshalls, OfficeMax, PetSmart, Ross Dress For Less, Target (Not Owned)
131	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	124,038	$737,649	$10.40	Office Depot
132	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	128,506	$1,499,804	$13.15	Babies “R” Us, Best Buy, Lowe’s (Not Owned)
133	Duluth, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$793,776	$11.65	Assi Supermarket (Not Owned)
134	Duluth, GA	So Good Bridal & Beauty 3480 Steve Reynolds Boulevard	30096	SC	Fee	2004	2007	100%	20,000	$160,000	$8.00	So Good Bridal & Beauty
135	Ellenwood, GA	Paradise Shoppes of Ellenwood East Atlanta Road and Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$645,226	$11.42
136	Fayetteville, GA	Fayette Pavilion New Hope Road and Georgia Highway 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,279,695	$10,781,903	$9.21	Bed Bath & Beyond, Belk, Big Lots, Cinemark, Conway, Dick’s Sporting Goods, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann Fabric and Craft Stores, Kohl’s, Marshalls, PetSmart, Publix, Ross Dress For Less
137	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$783,925	$11.27	Kroger
138	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,138	$864,176	$12.71	Dick’s Sporting Goods (Not Owned), JCPenney
139	Kennesaw, GA	Barrett Pavilion 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	460,184	$6,931,147	$16.38	AMC Theatres, Golfsmith, hhgregg, Hobby Lobby, HomeGoods, Jo-Ann Fabric and Craft Stores, Old Navy, REI, Target (Not Owned), Total Wine & More
140	Lawrenceville, GA	Rite Aid 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$189,080	$19.89
141	Lithonia, GA	Shops at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2004	2012	5%	32,200	$359,389	$19.86
142	Lithonia, GA	Turner Hill Marketplace I-20 and Turner Hill Road	30038	SC	Fee (3)	2004	2012	5%	124,975	$1,028,300	$11.37	Bed Bath & Beyond, Best Buy, Sam’s Club (Not Owned), Toys “R” Us
143	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$952,052	$11.23	Kroger
144	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	81,977	$610,410	$11.22	hhgregg, PetSmart

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
145	Macon, GA	Eisenhower Crossing 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	420,336	$4,639,664	$11.12	Ashley Furniture, Bed Bath & Beyond, Best Buy (Not Owned), Dick’s Sporting Goods, Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress For Less, Staples, Target (Not Owned)
146	Marietta, GA	Towne Center Prado 50 Ernest Barrett Parkway Northeast	30066	SC	Fee	1995/2002	1995	100%	326,683	$3,527,902	$12.72	Publix, Ross Dress For Less, Stein Mart
147	Mcdonough, GA	Shoppes at Lake Dow 900-938 Highway 81 East	30252	SC	Fee (3)	2002	2007	20%	72,727	$837,583	$12.12	Publix
148	Newnan, GA	Newnan Pavilion 1074 Bullsboro Drive	30265	SC	Fee (3)	1998	2007	15%	468,427	$2,438,571	$12.86	Academy Sports, Anna’s Linens, Home Depot, Kohl’s, OfficeMax, PetSmart, Ross Dress For Less
149	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,310,436	$8.37	Hobby Lobby (Not Owned), Lowe’s, Walmart (Not Owned)
150	Norcross, GA	Jones Bridge Square 5075 Peachtree Parkway	30092	SC	Fee	1999	2007	100%	83,363	$787,636	$9.96	Ingles
151	Rome, GA	2700 Martha Berry Highway Northeast	30165	SC	Fee	2001/2012	2007	100%	21,853	$72,000	$8.00
152	Roswell, GA	Stonebridge Square 610-20 Crossville Road	30075	SC	Fee (3)	2002	2007	15%	159,537	$1,743,363	$12.41	Kohl’s, Michaels
153	Roswell, GA	Sandy Plains Village Georgia Highway 92 and Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	180,094	$655,722	$14.61	Movie Tavern, Walmart Neighborhood Market
154	Smyrna, GA	Heritage Pavilion 2540 Cumberland Boulevard	30080	SC	Fee (3)	1995	2007	15%	255,971	$3,098,594	$12.11	American Signature Furniture, Anna’s Linens, Marshalls, PetSmart, Ross Dress For Less, T.J. Maxx
155	Snellville, GA	Presidential Commons 1630-1708 Scenic Highway	30078	SC	Fee	2000	2007	100%	375,116	$4,165,468	$11.07	buybuy BABY, Home Depot, Jo-Ann Fabric and Craft Stores, Kroger, Stein Mart
156	Snellville, GA	Rite Aid 3295 Centerville Highway	30039	SC	Fee	1997	2007	100%	10,594	$204,893	$19.34
157	Stone Mountain, GA	Deshon Plaza 380 North Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$698,943	$10.91	Publix
158	Suwanee, GA	Johns Creek Town Center 3630 Peachtree Parkway	30024	SC	Fee	2001/2004	2003	100%	293,336	$3,508,790	$12.33	Kohl’s, Michaels, PetSmart, Shoe Gallery, Staples, Stein Mart
159	Suwanee, GA	Suwanee Crossroads Lawrenceville Road and Satellite Boulevard	30024	SC	Fee (3)	2002	2007	15%	72,100	$439,572	$12.83	Walmart (Not Owned)
160	Sylvania, GA	BI-LO 1129 West Ogeechee Street	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	BI-LO
161	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee (3)	1998/2003	2003	20%	137,757	$1,057,044	$13.13	HomeGoods, Kroger, Walmart (Not Owned)
162	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	118,692	$1,450,405	$12.60	Lowe’s (Not Owned), Staples, T.J. Maxx, Walmart (Not Owned)
163	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	Fee	1995	2003	100%	170,940	$252,641	$13.08
164	Woodstock, GA	Woodstock Square 120-142 Woodstock Square	30189	SC	Fee (3)	2001	2007	15%	218,859	$2,958,407	$13.79	Kohl’s, OfficeMax, Old Navy, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Idaho
165	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee	1999/2001/2002/ 2003/2004	1	*	100%	527,996	$6,057,151	$13.45	Babies “R” Us, Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress For Less, Shopko, Sportsman’s Warehouse, Walmart (Not Owned)
166	Nampa, ID	Nampa Gateway Center 1200 North Happy Valley Road	83687	SC	Fee	2008	1	*	100%	469,123	$1,358,666	$13.06	Idaho Athletic Club, JCPenney, Macy’s, Regal Cinemas, Sports Authority
	Illinois
167	Deer Park, IL	Deer Park Town Center 20530 North Rand Road, Suite 133	60010	LC	Fee (3)	2000/2004	1	*	25.75%	359,506	$9,710,080	$31.15	Barnes & Noble (Not Owned), Century Theatres, Crate & Barrel, Gap
168	Mchenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	315,313	$4,070,734	$12.70	Bed Bath & Beyond, Best Buy, Dick’s Sporting Goods, JCPenney (Not Owned), Jo-Ann Fabric and Craft Stores, PetSmart, Ross Dress For Less, T.J. Maxx
169	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004		100%	149,526	$1,448,273	$10.86	Home Depot
170	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee (3)	1994	2007		20%	125,712	$965,153	$9.25	Hilander
171	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee (3)	1993/1998/2002	2012		5%	508,630	$7,799,872	$18.81	Bloomingdale’s The Outlet Store, Container Store, Costco (Not Owned), hhgregg, HomeGoods, Marshalls, Michaels, Nordstrom Rack, Saks Off 5th, PetSmart
172	Skokie, IL	Village Crossing 5507 West Touhy Avenue	60077	SC	Fee (3)	1989	2007		15%	442,953	$7,594,368	$19.13	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Michaels, OfficeMax, PetSmart
173	Tinley Park, IL	Brookside Marketplace 191st Street and Harlem Avenue	60487	SC	Fee	2006/2007/2008/ 2009/2011	2012		100%	275,712	$3,443,793	$14.01	Best Buy, Dick’s Sporting Goods, HomeGoods, Kohl’s (Not Owned), Michaels, PetSmart, Target (Not Owned)
	Indiana
174	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	*	100%	223,431	$1,271,855	$5.80	Dunham’s Sports, Goody’s, JCPenney, Kmart
175	Evansville, IN	East Lloyd Commons 6300 East Lloyd Expwy	47715	SC	Fee	2005	2007		100%	159,682	$2,243,208	$14.05	Best Buy, Gordman’s, Michaels
176	Highland, IN	Highland Grove Shopping Center Highway 41 and Main Street	46322	SC	Fee (3)	1995/2001	2007		20%	312,447	$3,913,631	$12.65	Best Buy (Not Owned), Dick’s Sporting Goods (Not Owned), hhgregg (Not Owned), Kohl’s, Marshalls, Michaels, OfficeMax, Target (Not Owned)
177	Indianapolis, IN	Glenlake Plaza 2629 East 65th Street	46220	SC	Fee (3)	1980	2007		20%	102,184	$792,385	$8.87	Kroger
178	South Bend, IN	Broadmoor Plaza 1217 East Ireland Road	46614	SC	Fee (3)	1987	2007		20%	115,059	$1,158,429	$11.25	Kroger
	Iowa
179	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, Northeast	52404	SC	Fee	1984	1998		100%	187,068	$2,019,851	$10.80	Barnes & Noble, Kohl’s, OfficeMax, T.J. Maxx
	Kansas
180	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee (3)	1998/2004	2012		5%	351,244	$4,303,852	$12.49	Cinemark, Dick’s Sporting Goods, Hen House, Home Depot (Not Owned), Marshalls, OfficeMax, PetSmart
181	Overland Park, KS	Overland Pointe Marketplace Interstate 135 and Antioch Road	66213	SC	Fee (3)	2001/2004	2012		5%	80,047	$823,285	$18.65	Babies “R” Us, Home Depot (Not Owned), Party City (Not Owned), Sam’s Club (Not Owned)
	Kentucky
182	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/1998	2004		100%	120,939	$717,721	$6.21	Value Market

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Maine
183	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997		100%	306,390	$2,090,670	$7.70	Big Lots, Regal Cinemas, Sears, T.J. Maxx
	Maryland
184	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007		100%	88,022	$617,502	$22.32
185	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee (3)	1999	2007		20%	217,619	$1,571,854	$10.22	Burlington Coat Factory, HomeGoods
186	Hagerstown, MD	Valley Park Commons 1520 Wesel Boulevard	21740	SC	Fee	1993/2006	2007		100%	87,775	$1,079,555	$11.93	Hobby Lobby, Lowe’s (Not Owned), Martin’s Food Store (Not Owned), Sam’s Club (Not Owned)
187	Salisbury, MD	The Commons East North Point Drive	21801	SC	Fee	1999	1	*	100%	130,259	$1,550,691	$14.43	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
188	Upper Marlboro, MD	Largo Town Center 950 Largo Center Drive	20774	SC	Fee (3)	1991	2007		20%	277,352	$4,005,359	$13.06	Marshalls, Regency Furniture, Shoppers Food Warehouse
189	White Marsh, MD	Costco Plaza 9919 Pulaski Highway	21220	SC	Fee (3)	1987/1992	2007		15%	209,851	$1,502,407	$7.13	Big Lots, Costco, Home Depot (Not Owned), Pep Boys, PetSmart
	Massachusetts
190	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1	*	100%	353,791	$5,206,799	$18.77	Babies “R” Us, Bed Bath & Beyond, Costco (Not Owned), Home Depot, Michaels, OfficeMax, Old Navy, Target (Not Owned)
191	Framingham, MA	Shoppers World 1 Worcester Road	01701	SC	Fee (3)	1994	2012		5%	778,476	$15,032,176	$20.70	A.C. Moore, AMC Theatres, Babies “R” Us, Barnes & Noble, Best Buy, Bob’s Stores, DSW, Kohl’s, Macy’s, Marshalls, Nordstrom Rack, PetSmart, Sports Authority, T.J. Maxx, Toys “R” Us
192	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee (3)	1985/2003	2007		20%	273,435	$3,388,949	$13.32	Kohl’s, Stop & Shop
193	Worcester, MA	Worcester Plaza 301 Barber Avenue	01606	SC	Fee	1998	2007		100%	107,929	$1,116,581	$10.34
	Michigan
194	Chesterfield, MI	Chesterfield Corners Marketplace Boulevard	48051	SC	Fee	2006	2003		100%	26,000	$71,200	$9.01	Menards (Not Owned), Walmart (Not Owned)
195	Dearborn Heights, MI	Walgreens 8706 North Telegraph Road	48127	SC	Fee	1998/1999	2007		100%	13,905	$385,510	$27.72
196	Grand Rapids, MI	Green Ridge Square 3390-B Alpine Avenue Northwest	49504	SC	Fee	1989/1991/1995	1995		100%	216,288	$2,602,686	$12.36	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys “R” Us (Not Owned)
197	Grandville, MI	Grandville Marketplace Intersection 44th Street and Canal Avenue	49418	SC	Fee (3)	2003	2012		5%	215,589	$2,133,916	$10.57	Gander Mountain, Hobby Lobby, Lowe’s (Not Owned), OfficeMax
198	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993		100%	214,501	$1,278,117	$7.03	Dunham’s Sporting Goods, Elder-Beerman, T.J. Maxx
199	Lansing, MI	Marketplace at Delta Township 8305 West Saginaw Highway 196 Ramp	48917	SC	Fee	2000/2001	2003		100%	135,703	$1,599,633	$11.72	Gander Mountain, Lowe’s (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
200	Livonia, MI	Walgreens 29200 Six Mile Road	48152	SC	Fee	1998/1999	2007		100%	13,905	$269,061	$19.35
201	Milan, MI	Milan Plaza 531 West Main Street	48160	SC	Fee (3)	1955	2007		20%	65,764	$260,349	$4.64	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
202	Mt. Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990/2012	2	*	100%	249,680	$1,638,592	$8.81	Dick’s Sporting Goods, Jo-Ann Fabric and Craft Stores, Kroger, T.J. Maxx
203	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994		100%	276,361	$1,411,891	$8.12	Dunham’s Sporting Goods, Glen’s Market, JCPenney, T.J. Maxx
204	Westland, MI	Walgreens 7210 North Middlebelt	48185	SC	Fee	2005	2007		100%	13,905	$285,053	$20.50
	Minnesota
205	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee (3)	2003	2012		5%	779,012	$9,277,590	$16.03	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick’s Sporting Goods, DSW, JCPenney, Jo-Ann Fabric and Craft Stores, Kohl’s, Old Navy, Sears, T.J. Maxx
206	Maple Grove, MN	Maple Grove Crossing Weaver Lake Road and I-94	55369	SC	Fee	1995/2002	1996		100%	266,091	$2,682,403	$11.76	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl’s, Michaels
207	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee (3)	1995	2012		5%	324,354	$2,461,282	$9.81	Cub Foods, Herberger’s (Not Owned), LA Fitness, Walmart
	Mississippi
208	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	546,644	$5,750,537	$11.85	Academy Sports, Barnes & Noble, Bed Bath & Beyond, Belk, Burke’s Outlet, Cinemark, Michaels, Office Depot, Ross Dress For Less, T.J. Maxx
209	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003		100%	107,780	$1,106,776	$11.45	Home Depot (Not Owned), Office Depot, PetSmart, Target (Not Owned)
210	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee (3)	2000	2003		20%	71,866	$344,012	$16.00	Kroger
211	Starkville, MS	Starkville Crossings 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$903,655	$6.90	JCPenney, Kroger, Lowe’s (Not Owned)
212	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994		100%	348,236	$1,970,318	$5.89	Jo-Ann Fabric and Craft Stores, Sam’s Club, Walmart
	Missouri
213	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee	2002	1	*	100%	42,091	$285,987	$12.63	Home Depot (Not Owned), Target (Not Owned)
214	Brentwood, MO	The Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998		100%	299,584	$4,359,569	$14.55	Bed Bath & Beyond, Micro Center, PetSmart, Target
215	Des Peres, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998		100%	87,372	$1,218,081	$19.56	T.J. Maxx
216	Fenton, MO	Fenton Plaza Gravois and Highway 141	63206	SC	Fee	1970/1997	1/2	*	100%	100,420	$930,476	$11.07	Aldi
217	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee	1995/1999	1995		100%	386,057	$4,739,959	$12.74	AMC Theatres, Barnes & Noble, Best Buy, Kohl’s, Marshalls, Ross Dress For Less, Shoe Carnival
218	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998		100%	56,033	$548,416	$10.43	Toys “R” Us
219	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003		100%	94,173	$1,136,259	$12.05	Shop ‘N Save
220	St. Louis, MO	Southtown Centre Kings Highway and Chippewa	63109	SC	Fee	2004/2012	1998		100%	88,364	$1,264,600	$16.19	OfficeMax
221	Sunset Hills, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998		100%	450,938	$5,575,119	$13.20	Bed Bath & Beyond, Home Depot, Marshalls, PetSmart, Ross Dress For Less, Stein Mart, Toys “R” Us
	Nevada
222	Reno, NV	Reno Riverside East First Street and Sierra	89505	SC	Fee	2000	2000		100%	52,474	$745,923	$14.27	Century Theatres

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	New Jersey
223	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007		100%	97,500	$1,908,597	$19.58	Costco (Not Owned), Sports Authority, Target (Not Owned)
224	Edgewater, NJ	Edgewater Towne Center 905 River Road	07020	SC	Fee	2000	2007		100%	77,508	$1,889,957	$24.38	Whole Foods
225	Freehold, NJ	Freehold Marketplace New Jersey Highway 33 and West Main Street (Route 537)	07728	SC	Fee	2005	1	*	100%	20,743	$620,000	$—	Sam’s Club (Not Owned), Walmart (Not Owned)
226	Hamilton, NJ	Hamilton Marketplace New Jersey State Highway 130 and Klockner Road	08691	SC	Fee	2004	2003		100%	531,820	$8,713,309	$15.69	Barnes & Noble, Bed Bath & Beyond, BJ’s Wholesale Club (Not Owned), Kohl’s, Lowe’s (Not Owned), Michaels, Ross Dress For Less, Shop-Rite, Staples, Walmart (Not Owned)
227	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee (3)	2003	2007		20%	89,627	$1,636,530	$18.26	Lowe’s (Not Owned), Shop-Rite
228	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee (3)	1998	2007		20%	78,097	$1,488,569	$22.51	Stop & Shop
229	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004		100%	841,161	$9,988,085	$13.85	Babies “R” Us, Best Buy, BJ’s Wholesale Club, Christmas Tree Shops, Dick’s Sporting Goods, Just Cabinets, Kohl’s, Michaels, PetSmart, Staples, Target
230	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004		100%	398,578	$6,061,260	$15.67	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress For Less, Sports Authority
231	Princeton, NJ	Nassau Park Pavilion Route 1 and Quaker Bridge Road	02071	SC	Fee	1995/2000/2005	1997		100%	598,329	$9,369,746	$18.22	Babies “R” Us, Best Buy, buybuy BABY, Dick’s Sporting Goods, Home Depot (Not Owned), HomeGoods, Kohl’s, Michaels, PetSmart, Sam’s Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegman’s Food Markets
232	Union, NJ	Route 22 Retail Center 2700 U.S. Highway 22 East	07083	SC	Fee	1997	2007		100%	107,546	$1,819,484	$17.74	Babies “R” Us, Dick’s Sporting Goods, Target (Not Owned)
233	West Long Branch, NJ	Consumer Centre 310 State Highway #36	07764	SC	Fee	1993	2004		100%	292,999	$3,824,158	$12.77	buybuy BABY, Home Depot, PetSmart, Sports Authority
234	Woodland Park, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee (3)	1995	2007		20%	88,913	$1,991,693	$22.39	A & P Company
	New York
235	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/ 1998	2004		100%	190,665	$1,883,435	$10.99	Burlington Coat Factory, Jo-Ann Fabric and Craft Stores
236	Amherst, NY	Tops Plaza 3190 Niagara Falls Boulevard	14228	SC	Fee (3)	1986	2004		20%	145,642	$1,134,970	$8.61	Tops Markets
237	Batavia, NY	Batavia Commons 419 West Main Street	14020	SC	Fee (3)	1990	2012		5%	49,431	$386,345	$8.81
238	Batavia, NY	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee (3)	1996	2012		5%	95,846	$904,755	$9.44	BJ’s Wholesale Club
239	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004		100%	641,222	$4,772,755	$8.10	Barnes & Noble, Bed Bath & Beyond, Hobby Lobby, Michaels, Old Navy, Sam’s Club, Staples, T.J. Maxx, Tops Markets
240	Buffalo, NY	Elmwood Regal Center 1951-2023 Elmwood Avenue	14207	SC	Fee	1997	2004		100%	133,940	$1,893,865	$15.75	Regal Cinemas
241	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004		100%	238,403	$1,946,092	$15.53	OfficeMax, Target

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
242	Cheektowaga, NY	Walden Consumer Square 1700-1750 Walden Avenue	14225	SC	Fee (3)	1997/1999/2004	2012		5%	253,225	$2,147,471	$8.62	Michaels, Office Depot, Pricerite Supermarket, Target
243	Cheektowaga, NY	2015 Walden Avenue	14225	SC	Fee (3)	1994	2012		5%	26,500	$—	$—
244	Cheektowaga, NY	Walden Place 2130-2190 Walden Avenue	14225	SC	Fee (3)	1994/1999	2012		5%	68,002	$654,238	$12.23	Ollie’s Bargain Outlet
245	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1965/1995/ 1997/ 2004	2004		100%	385,040	$2,895,577	$7.36	CW Price, Home Depot (Not Owned), Movieland 8 Theatres, M&T Bank, Tops Markets, Value City Furniture, Walmart
246	Cheektowaga, NY	Rite Aid 2401 Gennesee Street	14225	SC	Fee	2000	2007		100%	10,908	$335,592	$30.77
247	Cheektowaga, NY	Union Road Plaza 3637 Union Road	14225	SC	Fee (3)	1979/1982/ 1997/ 2003	2012		5%	170,533	$810,954	$11.62
248	Cheektowaga, NY	Union Consumer Square 3771-3787 and 3791-3803 Union Road	14225	SC	Fee (3)	1989	2012		5%	386,320	$3,461,065	$10.87	Bed Bath & Beyond, Marshalls, OfficeMax, Sam’s Club
249	Cheektowaga, NY	Tops Plaza 3825-3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/ 2004	2004		20%	151,357	$1,545,150	$11.28	Tops Markets
250	Clarence, NY	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee (3)	1994	2012		5%	92,720	$782,491	$8.44	Big Lots, Jo-Ann Fabric and Craft Stores, OfficeMax
251	Dewitt, NY	Michaels 3133 Erie Boulevard	13214	SC	Fee	2002	2004		100%	38,413	$448,543	$11.68	Michaels
252	Dunkirk, NY	Rite Aid 1166 Central Avenue	14048	SC	GL	2000	2007		100%	10,908	$210,569	$19.30
253	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004		100%	330,146	$3,408,488	$10.21	Staples, Walmart
254	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004		100%	75,916	$837,927	$11.04	Jo-Ann Fabric and Craft Stores, PetSmart
255	Hamburg, NY	Mckinley Mall 3701 Mckinley Parkway	14075	SC	Fee	1990/2001	2004		100%	128,944	$495,881	$16.81
256	Hamburg, NY	Mckinley Milestrip (Home Depot) 4405 Milestrip Road	14219	SC	GL	1999/2000	2004		100%	246,187	$2,569,800	$12.04	Home Depot, Jo-Ann Fabric and Craft Stores
257	Hamburg, NY	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL	1990/1997	2004		100%	175,965	$1,938,927	$11.02	BJ’s Wholesale Club, OfficeMax
258	Horseheads, NY	Southern Tier Crossing Ann Page Road and I-86	14845	SC	Fee	2008	1	*	100%	156,810	$2,024,351	$14.29	Aldi (Not Owned), Dick’s Sporting Goods, Jo-Ann Fabric and Craft Stores, Kohl’s (Not Owned), Walmart (Not Owned)
259	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/1997	2004		20%	225,185	$2,436,719	$11.55	CW Price, Regal Cinemas
260	Ithaca, NY	Tops Plaza 614-722 South Meadow	14850	SC	Fee	1990/1999/2003	2004		100%	229,464	$3,349,708	$15.54	Barnes & Noble, Michaels, Ollie’s Bargain Outlet, Tops Markets
261	Jamestown, NY	Tops Plaza 1800-2000 Washington Street	14702	SC	Fee (3)	1997	2004		20%	98,001	$1,005,622	$10.89	Tops Markets
262	Leroy, NY	Tops Plaza 128 West Main Street	14482	SC	Fee (3)	1997	2004		20%	62,747	$489,994	$9.06	Tops Markets
263	Lockport, NY	Tops Plaza 5789 & 5839 Transit Road and Hamm	14094	SC	Fee	1993	2004		100%	296,582	$2,554,583	$8.99	Sears Hometown, Tops Markets, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
264	New Hartford, NY	Hannaford Plaza 40 Kellogg Road	13413	SC	Fee	1998	2004		100%	110,732	$1,122,558	$12.94	Hannaford
265	Niskayuna, NY	Mohawk Commons 402-442 Balltown Road	12121	SC	Fee	2002	2004		100%	404,983	$4,887,528	$11.94	Barnes & Noble, Bed Bath & Beyond, Lowe’s, Marshalls, Price Chopper, Target (Not Owned)
266	North Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	1960/1976/1980/ 1995/1997/2004	2004		100%	222,344	$2,407,540	$11.65	Grossman’s Bargain Outlet, Tops Markets
267	Olean, NY	Walmart Plaza 3142 West State Street	14760	SC	Fee	1993/2004	2004		100%	353,326	$2,429,396	$6.93	BJ’s Wholesale Club, Carmike Cinemas, Home Depot (Not Owned), Walmart
268	Ontario, NY	Tops Plaza 6254-6272 Furnace Road	14519	SC	Fee (3)	1998	2004		20%	77,040	$697,358	$9.59	Tops Markets
269	Orchard Park, NY	Crossroads Centre 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004		20%	167,805	$1,724,285	$10.86	Lowe’s (Not Owned), Stein Mart, Tops Markets
270	Penfield, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/1972/ 1980/1986/1994	2004		20%	279,219	$3,243,143	$12.51	Staples, Tops Markets, Tuesday Morning
271	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001/ 2006	2004		100%	197,397	$1,412,173	$6.96	JCPenney, Marshalls, Staples, Tops Markets
272	Tonawanda, NY	Sheridan Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/1996	2004		100%	121,846	$660,850	$9.61	Best Fitness
273	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004		100%	55,943	$579,396	$11.89	Optigolf
274	Warsaw, NY	Tops Plaza 2382 Route 19	14569	SC	Fee (3)	1998	2004		20%	74,105	$512,254	$8.36	Tops Markets, Walmart (Not Owned)
275	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/ 1995	2004		100%	139,453	$1,445,404	$10.58	Home Depot
276	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/2003	2004		100%	102,792	$1,168,054	$15.12
277	Williamsville, NY	Premier Place 7864-8020 Transit Road	14221	SC	Fee (3)	1986/1994/1998	2012		5%	141,639	$1,204,744	$11.70	Premier Liquors, Stein Mart
	North Carolina
278	Apex, NC	Apex Promenade 1201 Hadden Drive	27502	SC	Fee	2009	2007		100%	35,863	$471,000	$13.13	hhgregg
279	Apex, NC	Beaver Creek Crossings 1335 West Williams Street	27502	SC	Fee	2006	1	*	100%	316,803	$4,773,496	$16.07	Dick’s Sporting Goods, Regal Cinemas, T.J. Maxx
280	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee (3)	1996	2012		5%	190,970	$2,028,229	$10.62	Carmike Cinemas, Dick’s Sporting Goods, Haverty’s, Kitchen & Company, Michaels, OfficeMax, Target (Not Owned)
281	Asheville, NC	Oakley Plaza Fairview Road at Interstate 240	28801	SC	Fee	1988	2007		100%	118,699	$952,898	$8.24	Babies “R” Us, BI-LO
282	Cary, NC	hhgregg 1401 Piney Plains Road	27511	SC	Fee	2000	2007		100%	29,235	$292,350	$10.00	hhgregg
283	Chapel Hill, NC	Meadowmont Village West Barbee Chapel Road	27517	SC	Fee (3)	2002	2007		20%	132,364	$2,129,513	$19.63	Harris Teeter
284	Charlotte, NC	Cotswold Village Shopping Center 308 South Sharon Amity Road	28211	SC	Fee	1950/1993/2007	2011		100%	260,654	$4,964,149	$20.09	Books-A-Million, Harris Teeter, Marshalls, PetSmart
285	Charlotte, NC	Terraces at South Park 4735 Sharon Road	28210	SC	Fee	1998	2011		100%	28,658	$920,547	$33.86
286	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007		100%	69,857	$874,362	$12.88	BI-LO

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
287	Charlotte, NC	Carolina Pavilion 9425-9575 South Boulevard	28273	SC	Fee	1995-1997	2012		100%	730,119	$7,310,508	$11.38	AMC Theatres, Babies “R” Us, Bed Bath & Beyond, buybuy BABY, Golfsmith, hhgregg, Jo-Ann Fabric and Craft Stores, Kohl’s, Nordstrom Rack, Old Navy, Ross Dress For Less, Sears Outlet, Sports Authority, Target (Not Owned), Value City Furniture
288	Clayton, NC	Clayton Corners U.S. Highway 70 West	27520	SC	Fee (3)	1999	2007		20%	125,708	$1,379,288	$11.80	Lowe’s Foods
289	Cornelius, NC	The Shops at The Fresh Market 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007		100%	130,113	$1,277,849	$10.04	The Fresh Market, Stein Mart
290	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2	*	100%	208,014	$682,165	$3.76	Burlington Coat Factory, Food Lion
291	Durham, NC	Patterson Place 3616 Witherspoon Boulevard	27707	SC	Fee (3)	2004	2007		20%	160,942	$2,298,248	$14.69	A.C. Moore, Bed Bath & Beyond, DSW, Home Depot (Not Owned), Kohl’s (Not Owned), Kroger (Not Owned)
292	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee (3)	2005	2007		20%	109,590	$1,722,302	$15.91	Office Depot, Ross Dress For Less, Sam’s Club (Not Owned), Target (Not Owned)
293	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee (3)	1998/2001	2007		20%	273,969	$3,099,496	$11.31	Dick’s Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
294	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985/2003	2003		100%	226,089	$1,953,301	$13.38	Bed Bath & Beyond, T.J. Maxx
295	Fuquay Varina, NC	Sexton Commons 1420 North Main Street	27526	SC	Fee (3)	2002	2007		20%	49,097	$768,560	$16.46	Harris Teeter
296	Greensboro, NC	Wendover Village 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007		100%	35,895	$968,690	$26.99	Costco (Not Owned)
297	Greensboro, NC	Adam’s Farm 5710 High Point Road	27407	SC	Fee	2004	2007		100%	112,010	$977,335	$11.01	Harris Teeter
298	Greensboro, NC	Golden Gate East Cornwallis Drive	27405	SC	Fee	1962/2002	2007		100%	151,371	$901,551	$8.29	Food Lion, Staples
299	Greensboro, NC	Wendover Village West Wendover Avenue	27407	SC	Fee (3)	2004	2007		20%	134,810	$839,406	$14.56	A.C. Moore
300	Huntersville, NC	Birkdale Village 8712 Lindholm Drive, Suite 206	28078	LC	Fee (3)	2003	2007		15%	300,249	$6,226,864	$23.64	Barnes & Noble, Dick’s Sporting Goods, Regal Cinemas (Not Owned)
301	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Drive	28078	SC	Fee (3)	2000	2007		20%	119,087	$1,707,955	$15.88	Harris Teeter
302	Indian Trail, NC	Union Town Center Independence and Faith Church Road	28079	SC	Fee	1999	2004		100%	98,160	$900,460	$9.87	Food Lion
303	Mooresville, NC	Mooresville Consumer Square 355 West Plaza Drive	28117	SC	Fee	1999/2006	2004		100%	472,182	$3,517,443	$8.05	Gander Mountain, Ollie’s Bargain Outlet, Walmart
304	Mooresville, NC	Winslow Bay Commons Bluefield Road and Highway 150	28117	SC	Fee (3)	2003	2007		15%	269,586	$3,656,405	$13.57	Dick’s Sporting Goods, HomeGoods, Michaels, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
305	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1/2	*	100%	68,795	$539,016	$9.16	PetSmart, Walmart (Not Owned)
306	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007		100%	83,200	$812,920	$9.77	Garden Ridge (Not Owned), Lowe’s (Not Owned), Lowe’s Foods, PetSmart (Not Owned), Sam’s Club (Not Owned), Staples
307	Raleigh, NC	Poyner Place 5900 Poyner Anchor Lane	27616	SC	Fee	2004/2012	2012		100%	257,051	$3,256,672	$13.77	Cost Plus World Market, OfficeMax, Old Navy, Pier 1, Ross Dress For Less, Shoe Carnival, Super Target (Not Owned), Toys “R” Us/ Babies “R” Us

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
308	Raleigh, NC	Alexander Place Glenwood Avenue and Brier Creek Parkway	27617	SC	Fee (3)	2004	2007		15%	188,254	$2,846,370	$15.27	hhgregg, Kohl’s, Walmart (Not Owned)
309	Salisbury, NC	Alexander Pointe 850 Jake Alexander Boulevard	28144	SC	Fee (3)	1997	2007		20%	57,710	$571,076	$11.13	Harris Teeter
310	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee (3)	2004	2007		15%	46,793	$462,794	$13.62	Home Depot (Not Owned), Target (Not Owned)
311	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,644	$570,120	$7.07	Burke’s Outlet, Office Depot, Walmart (Not Owned)
312	Wilmington, NC	University Centre South College Road and New Centre Drive	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$3,651,294	$9.67	Bed Bath & Beyond, Lowe’s, Old Navy, Ollie’s Bargain Outlet, Ross Dress For Less, Sam’s Club (Not Owned)
313	Wilson, NC	Forest Hills Centre 1700 Raleigh Road Northwest	27896	SC	Fee	1989	2007		100%	73,102	$530,645	$7.97	Big Lots
314	Winston Salem, NC	Walmart 4550 Kester Mill Road	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	Walmart
315	Winston Salem, NC	Harper Hill Commons 5049 Country Club Road	27104	SC	Fee (3)	2004	2007		20%	96,914	$883,913	$13.87	Harris Teeter
316	Winston Salem, NC	Shops at Oliver Crossing Peters Creek Parkway Oliver Crossing	27127	SC	Fee (3)	2003	2007		20%	76,512	$909,654	$12.83	Lowe’s Foods
	Ohio
317	Alliance, OH	Walmart 2700 West State Street	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	Walmart
318	Ashtabula, OH	Ashtabula Commons 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$872,400	$15.07
319	Aurora, OH	Barrington Town Center 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	112,674	$1,208,237	$12.58	Cinemark, Heinen’s (Not Owned)
320	Boardman, OH	Southland Crossings I-680 and U.S. Route 224	44514	SC	Fee	1997	1	*	100%	511,654	$3,437,876	$7.68	Babies “R” Us, Giant Eagle, Lowe’s, PetSmart, Staples, Walmart
321	Chillicothe, OH	Chillicothe Place 867 North Bridge Street	45601	SC	GL (3)	1974/1998	1/2	*	20%	106,262	$1,115,843	$10.50	Big Lots (Not Owned), Hobby Lobby (Not Owned), Kroger, OfficeMax
322	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 North Bridge Street	45601	SC	Fee	1998	1981		100%	130,497	$822,132	$6.30	Lowe’s
323	Cincinnati, OH	Kroger 6401 Colerain Avenue	45239	SC	Fee	1998	2007		100%	56,634	$556,486	$9.83	Kroger
324	Cleveland, OH	Kmart Plaza 14901-14651 Lorain Avenue	44111	SC	Fee (3)	1982	2008		25.25%	109,250	$708,667	$7.29	Kmart
325	Columbus, OH	Polaris Towne Center 1312 Polaris Parkway	43240	SC	Fee	1998/1999	2011		100%	443,099	$6,614,140	$14.85	Best Buy, Big Lots, Jo-Ann Fabric and Craft Stores, Kroger, Lowe’s (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
326	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998		50%	352,913	$3,958,440	$15.82	AMC Theatres, Barnes & Noble, Staples, Target
327	Columbus, OH	Hilliard Rome Commons 1710-60 Hilliard Rome Road	43026	SC	Fee (3)	2001	2007		20%	110,871	$1,518,764	$13.89	Giant Eagle
328	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee (3)	1995	1998		79.45%	315,728	$4,003,879	$12.78	Ashley Furniture, Babies “R” Us, Michaels, Staples, Stein Mart, Whole Foods

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
329	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998		100%	504,111	$5,502,127	$13.25	Bed Bath & Beyond, buybuy BABY, Dick’s Sporting Goods, DSW, Golfsmith, Kittle’s Home Furnishings, Michaels, PetSmart, Staples, T.J. Maxx
330	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998		100%	138,483	$1,981,057	$14.52	Giant Eagle
331	Grove City, OH	Derby Square 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998		20%	125,250	$1,166,691	$9.52	Giant Eagle
332	Huber Heights, OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	182,749	$1,653,125	$12.61	Dick’s Sporting Goods, hhgregg
333	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee	1994	1994		100%	312,114	$4,190,982	$13.99	Cinemark, Home Depot (Not Owned), Kohl’s, Walmart (Not Owned)
334	North Canton, OH	Belden Park Crossings Dressler Road	44720	SC	Fee (3)	1995/2001/2003	1	*	5%	478,063	$5,410,419	$11.58	Dick’s Sporting Goods, DSW, hhgregg, Jo-Ann Fabric and Craft Stores, Kohl’s, PetSmart, Target (Not Owned), Value City Furniture
335	North Olmsted, OH	Great Northern Plaza 25859-26437 Great Northern	44070	SC	Fee (3)	1958/1998/2003	2012		5%	631,151	$7,345,297	$13.64	Bed Bath & Beyond, Best Buy, Big Lots, Burlington Coat Factory, DSW, Home Depot, Jo-Ann Fabric and Craft Stores, K&G Menswear, Marc’s, PetSmart
336	Solon, OH	Sears Solon 6221 Som Center	44139	SC	Fee (3)	1977	2008		25.25%	84,180	$299,819	$3.56	Marc’s (Not Owned), Sears Grand
337	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,979,637	$17.70	Bed Bath & Beyond, Mustard Seed Market, Old Navy, Petco, Ulta
338	Stow, OH	Stow Community Center Kent Road	44224	SC	Fee	1997/2000/2008	1	*	100%	391,654	$4,003,507	$10.70	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl’s, OfficeMax, Target (Not Owned)
339	Toledo, OH	North Towne Commons (Dick’s) 851 West Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	Dick’s Sporting Goods, Dollar Tree (Not Owned), Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
340	Toledo, OH	Springfield Commons South Holland-Sylvania Road	43528	SC	Fee (3)	1999	1	*	20%	271,587	$2,887,348	$11.45	Babies “R” Us, Bed Bath & Beyond, Gander Mountain, Kohl’s, Old Navy
341	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/2000	1/2	*	100%	162,330	$1,425,830	$8.78	Marc’s, Kmart
342	Willoughby Hills, OH	Shoppes at Willoughby Hills Chardon Road	44092	SC	Fee (3)	1985	2007		15%	381,508	$2,459,590	$9.43	Giant Eagle, Marc’s (Not Owned), National College, OfficeMax
343	Zanesville, OH	Kmart Shopping Center 3515 North Maple Avenue	43701	SC	Fee (3)	1973	2008		25.25%	84,180	$223,160	$2.65	Kmart
	Oklahoma
344	Enid, OK	Kmart Plaza 4010 West Owen Garriot Road	73703	SC	Fee (3)	1983	2008		25.25%	84,000	$197,881	$2.36	Kmart, United Supermarket of Oklahoma (Not Owned)
	Oregon
345	Portland, OR	Tanasbourne Town Center Northwest Evergreen Parkway and Northwest Ring Road	97006	SC	Fee	1995/2001	1996		100%	309,617	$5,402,938	$17.70	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Old Navy, Ross Dress For Less, Sports Authority (Not Owned), Target (Not Owned)
	Pennsylvania
346	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,227	$2,682,386	$10.55	Walmart
347	Allentown, PA	BJ’s Wholesale Club 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$916,695	$8.17	BJ’s Wholesale Club

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
348	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$288,000	$10.03	Michaels
349	Carlisle, PA	Carlisle Commons Shopping Center Ridge Street and Noble Boulevard	17013	SC	Fee (3)	2001	2007		15%	387,383	$3,359,041	$9.08	Regal Cinemas, Ross Dress For Less, T.J. Maxx, Walmart
350	Cheswick, PA	Rite Aid 1200 Pittsburgh Street	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79
351	East Norriton, PA	Dekalb Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	178,719	$1,194,951	$6.29	Aldi, Big Lots, Kmart
352	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003/2012	1	*	100%	571,013	$5,096,779	$8.61	Burlington Coat Factory, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl’s, Lowe’s, PetSmart
353	Erie, PA	Family Dollar 2184 West 12th Street	16505	SC	Fee	1999	2007		100%	10,908	$71,800	$6.58
354	Erie, PA	Family Dollar 2923 West 26th Street	16506	SC	Fee	1999	2007		100%	10,908	$84,000	$7.70
355	Erie, PA	Rite Aid 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47
356	Erie, PA	404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$—	$—
357	Erie, PA	Rite Aid 5440 Peach Street	16508	SC	Fee	2000	2007		100%	10,908	$354,691	$32.52
358	Erie, PA	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee (3)	2003	2012		5%	112,987	$1,121,741	$9.74	Babies “R” Us, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Target (Not Owned)
359	King Of Prussia, PA	Overlook at King of Prussia 301 Goddard Boulevard	19046	SC	Fee (3)	2002	2007		15%	186,980	$5,169,613	$27.23	Best Buy, Nordstrom Rack, United Artists Theatres
360	Monaca, PA	Township Marketplace 115 Wagner Road	15061	SC	Fee (3)	1999/2004	2012		5%	298,630	$2,978,040	$10.52	Cinemark, Lowe’s, Michaels, Party City
361	Monroeville, PA	Goodwill 2604 Monroeville Boulevard	15146	SC	Fee	1999	2007		100%	10,908	$141,804	$13.00
362	New Castle, PA	Rite Aid 31 North Jefferson Street	16101	SC	Fee	1999	2007		100%	10,908	$267,194	$24.50
363	Pittsburgh, PA	Rite Aid 2501 Saw Mill Run Boulevard	15227	SC	Fee	1999	2007		100%	10,908	$342,233	$31.37
364	Pottstown, PA	Kmart Shopping Center 2200 East High Street	19464	SC	Fee (3)	1973	2008		25.25%	84,180	$275,000	$3.27	Kmart
365	Willow Grove, PA	Kmart Shopping Center 2620 Moreland Road	19090	SC	Fee (3)	1973	2008		25.25%	94,500	$341,125	$3.61	Kmart
	Puerto Rico
366	Arecibo, PR	Plaza Del Atlantico PR #2 Km 80.3	00612	MM	Fee	1980/1993	2005		100%	223,681	$2,832,300	$12.90	Anna’s Linens, Capri Del Atlantico, Kmart
367	Bayamon, PR	Rexville Plaza PR #167, Km 18.8	00961	SC	Fee	1980/2002/2012	2005		100%	131,058	$1,745,386	$13.92	Anna’s Linens, Marshalls, Tiendas Capri
368	Bayamon, PR	Plaza Rio Hondo PR#22, PR#167	00936	MM	Fee	1982/2001/2006	2005		100%	550,936	$13,710,163	$26.64	Best Buy, Caribbean Cinemas, Kmart, Marshalls, Pueblo, T.J. Maxx
369	Bayamon, PR	Plaza Del Sol Road PR#29 & PR#167, Hato Tejas	00961	MM	Fee	1998/2003/2004	2005		100%	574,817	$16,064,034	$32.03	Bed Bath & Beyond, Caribbean Cinemas, Home Depot (Not Owned), Old Navy, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
370	Carolina, PR	Plaza Escorial Carretera #3, Km 6.1	00987	SC	Fee	1997	2005	100%	524,417	$8,159,066	$15.25	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam’s Club, Walmart
371	Cayey, PR	Plaza Cayey State Road #1 & PR #735	00736	SC	Fee	1999/2004	2005	100%	314,000	$2,977,056	$8.62	Caribbean Cinemas (Not Owned), Walmart
372	Fajardo, PR	Plaza Fajardo Road PR #3 Int PR #940	00738	SC	Fee	1992	2005	100%	251,293	$4,231,913	$17.40	Econo, Walmart
373	Guayama, PR	Plaza Wal-Mart Road PR #3 Km 135.0	00784	SC	Fee	1994	2005	100%	163,599	$1,644,846	$10.91	Walmart
374	Hatillo, PR	Plaza Del Norte Road#2 Km 81.9	00659	MM	Fee	1992	2005	100%	680,964	$11,507,823	$22.17	JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys “R” Us, Walmart
375	Humacao, PR	Plaza Palma Real State Road #3, Km 78.20	00791	SC	Fee	1995	2005	100%	448,727	$7,609,456	$18.85	Capri, JCPenney, Marshalls, OfficeMax, Pep Boys, Walmart
376	Isabela, PR	Plaza Isabela State Road #2 & # 454	00662	SC	Fee	1994	2005	100%	259,012	$4,100,041	$15.84	Selectos Supermarket, Walmart
377	Rio Piedras, PR	Senorial Plaza PR #53 & PR #177	00926	MM	Fee	1978/Mutiple	2005	100%	201,577	$2,859,029	$17.32	Kmart, Pueblo
378	San German, PR	Plaza Del Oeste Road PR #2 Int PR #122	00683	SC	Fee	1991	2005	100%	184,746	$2,455,938	$12.78	Econo, Kmart
379	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005	100%	49,172	$392,395	$—	Pep Boys
380	Vega Baja, PR	Plaza Vega Baja Road PR #2 Int PR #155	00693	SC	Fee	1990	2005	100%	184,900	$1,745,678	$9.76	Econo, Kmart
	Rhode Island
381	Middletown, RI	Middletown Village 1315 West Main Street	02842	SC	Fee	2003	2007	100%	98,161	$970,192	$13.83	Barnes & Noble, Michaels
382	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007	15%	159,958	$2,171,965	$17.78	Barnes & Noble, Dick’s Sporting Goods, DSW
	South Carolina
383	Boiling Springs, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007	100%	102,252	$606,544	$7.21	Ingles
384	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	179,271	$1,126,752	$7.02	Belk, Walmart (Not Owned)
385	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991/2011	2003	100%	196,236	$1,448,752	$8.64	Anna’s Linens, Food Lion, Kohl’s, Marshalls
386	Columbia, SC	Columbiana Station 1150-1220 Bower Parkway	29212	SC	Fee (3)	2003	2007	15%	374,842	$4,759,416	$14.43	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick’s Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
387	Columbia, SC	Harbison Court Harbison Boulevard	29212	SC	Fee (3)	1991	2012	5%	238,715	$2,501,103	$12.72	Anna’s Linens, Babies “R” Us (Not Owned), Barnes & Noble, Marshalls, Ross Dress For Less
388	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007	20%	104,614	$1,730,449	$16.54	REI, Whole Foods
389	Greenville, SC	Walmart 1451 Woodruff Road	29607	SC	Fee	1998	2007	100%	200,084	$1,272,534	$6.36	Walmart
390	Greenville, SC	3679 Augusta Road	29605	SC	Fee	2001	2007	100%	10,908	$98,172	$9.00
391	Lexington, SC	Lexington Place U.S. Highway 378 and Old Cherokee Road	29072	SC	Fee	2003	2007	100%	83,167	$871,981	$10.48	Kohl’s (Not Owned), Publix (Not Owned), Ross Dress For Less, T.J. Maxx

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
392	Mount Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995		100%	209,810	$2,466,536	$12.10	Marshalls, Office Depot, T.J. Maxx, Walmart (Not Owned)
393	Myrtle Beach, SC	The Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007		20%	140,437	$1,493,563	$11.96	Kroger
394	North Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004		100%	236,025	$1,445,618	$8.08	Home Decor Liquidators, Northern Tool + Equipment
395	North Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2	*	100%	325,451	$2,068,141	$6.94	A.C. Moore, OfficeMax, Walmart
396	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994		100%	142,086	$785,165	$5.93	Ingles, Kohl’s
397	Taylors, SC	Hampton Point 3033 Wade Hampton Boulevard	29687	SC	Fee	1993	2007		100%	58,316	$436,242	$7.96	BI-LO
398	Taylors, SC	North Hampton Market 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007		20%	114,935	$1,307,815	$11.70	Hobby Lobby, Target (Not Owned)
399	Woodruff, SC	Rite Aid 121 North Main Street	29388	SC	Fee	2002	2007		100%	13,824	$288,178	$20.85
	Tennessee
400	Brentwood, TN	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee (3)	1999/2004	2012		5%	201,414	$2,458,515	$12.95	Best Buy, DSW, Ross Dress For Less
401	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003		100%	213,095	$1,932,615	$9.65	Best Buy, The Fresh Market, Hobby Lobby
402	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003		20%	84,441	$674,508	$8.86	Kroger
403	Hendersonville, TN	Lowe’s Home Improvement 1050 Lowes Road	37075	SC	Fee	1999	2003		100%	129,044	$1,139,939	$8.83	Lowe’s
404	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007		20%	62,925	$539,770	$9.02	Kroger
405	Johnson City, TN	Johnson City Marketplace Franklin and Knob Creek Roads	37604	SC	GL	2005	2003		100%	99,997	$522,598	$16.78	Kohl’s, Lowe’s (Not Owned)
406	Knoxville, TN	Pavilion of Turkey Creek 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007		15%	280,159	$3,305,632	$13.48	Hobby Lobby, OfficeMax, Old Navy, Ross Dress For Less, Target (Not Owned), Walmart (Not Owned)
407	Knoxville, TN	Town and Country Commons North Peters Road and Town and Country Circle	37923	SC	GL (3)	1985/1997	2007		15%	643,539	$6,100,767	$10.35	Best Buy, Burke’s Outlet, Carmike Cinemas, Dick’s Sporting Goods, Food City, Jo-Ann Fabric and Craft Stores, Lowe’s, Staples
408	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007		20%	121,222	$763,527	$7.77	Kroger
409	Morristown, TN	Crossroads Square 130 Terrace Lane	37816	SC	Fee (3)	2004	2007		20%	70,000	$651,400	$9.31	OfficeMax (Not Owned), T.J. Maxx
410	Murfreesboro, TN	Towne Centre Old Fort Parkway	37129	SC	Fee (3)	1998	2012		5%	107,933	$1,047,030	$11.19	Jo-Ann Fabric and Craft Stores, Lowe’s (Not Owned), T.J. Maxx, Target (Not Owned), Toys “R” Us (Not Owned)
411	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007		20%	93,600	$602,754	$19.02	Kroger
412	Nashville, TN	Bellevue Place 7625 Highway 70 South	37221	SC	Fee (3)	2003	2007		15%	77,099	$853,731	$12.08	Bed Bath & Beyond, Home Depot (Not Owned), Michaels
413	Oakland, TN	Oakland Market Place 7265 U.S. Highway 64	38060	SC	Fee (3)	2004	2007		20%	64,600	$354,865	$15.05	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Texas
414	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee (3)	2003	2012		5%	107,543	$665,683	$22.33	Kohl’s
415	Grand Prairie, TX	Kroger 2525 West Interstate 20	75052	SC	Fee	1998	2007		100%	60,835	$433,615	$7.13	Kroger
416	Houston, TX	Lowe’s Home Improvement 19935 Katy Freeway	77094	SC	Fee	1998	2007		100%	131,644	$917,000	$6.97	Lowe’s
417	Irving, TX	Macarthur Marketplace Market Place Boulevard	75063	SC	Fee (3)	2004	2012		5%	248,775	$2,094,795	$11.77	Hollywood Theaters, Kohl’s, Sam’s Club (Not Owned), Walmart (Not Owned)
418	Kyle, TX	Kyle Crossing I-35 and FM 1626	78640	SC	Fee	2010	1	*	50%	76,098	$1,166,218	$18.78	Ross Dress For Less, Target (Not Owned), Kohl’s (Not Owned)
419	Mckinney, TX	Mckinney Marketplace U.S. Highway 75 and El Dorado Parkway	75070	SC	Fee (3)	2000	2012		5%	118,967	$1,152,237	$10.21	Albertsons (Not Owned), Kohl’s
420	Mesquite, TX	Marketplace At Towne Center Southbound Frontage Road I-635	75150	SC	Fee (3)	2001	2012		5%	179,044	$2,657,030	$15.25	Cavender’s Boot City (Not Owned), Home Depot (Not Owned), Kohl’s (Not Owned), Michaels, PetSmart, Ross Dress For Less
421	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007		20%	81,158	$433,111	$7.12	Kroger
422	San Antonio, TX	Terrell Plaza 1201 Austin Highway, Suite 139	78209	SC	Fee	1958/1986/2012	2007		50%	108,037	$1,043,729	$11.14	Big Lots, Target (Not Owned)
423	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North, Suite 211	78258	SC	Fee	2007	1	*	100%	202,259	$4,075,827	$29.38	Alamo Drafthouse Cinema
424	San Antonio, TX	Village at Stone Oak 22610 U.S. Highway 281 North, Suite 211	78258	SC	Fee	2007	1	*	100%	221,091	$2,986,354	$14.61	Hobby Lobby, T.J. Maxx, Target (Not Owned)
425	San Antonio, TX	Bandera Pointe State Loop 1604 Bandera Road	78227	SC	Fee	2001/2002	1	*	100%	501,332	$5,323,796	$16.12	Anna’s Linens, Barnes & Noble, Conn’s Appliance (Not Owned), Gold’s Gym, Jo-Ann Fabric and Craft Stores, Kohl’s (Not Owned), Lowe’s, Old Navy, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
	Utah
426	Midvale, UT	Family Center at Fort Union 900 East Fort Union Boulevard	84047	SC	Fee	1973/2000/2006	1998		100%	666,320	$8,908,838	$14.58	Babies “R” Us, Bed Bath & Beyond, Dick’s Sporting Goods, Michaels, OfficeMax, Ross Dress For Less, Smith’s Food & Drug, Walmart
427	Ogden, UT	Family Center at Ogden 5-Points 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	161,795	$911,766	$5.93	Harmons
428	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991/2012	1998		100%	150,667	$1,448,173	$12.38	Babies “R” Us, Dick’s Sporting Goods, Jo-Ann Fabric and Craft Stores, R.C. Willey (Not Owned), Toys “R” Us (Not Owned)
429	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee	2005/2012	1	*	100%	651,865	$5,004,636	$9.81	Best Buy, Gordman’s, Home Depot (Not Owned), Jo-Ann Fabric and Craft Stores, OfficeMax, Sam’s Club (Not Owned), Sports Authority, Sportsman’s Warehouse, Target, Walmart (Not Owned)
430	Taylorsville, UT	Family Center at Taylorsville 5600 South Redwood	84123	SC	Fee	1982/2003	1998		100%	761,916	$5,928,092	$10.81	24 Hour Fitness, Bed Bath & Beyond, F.Y.E., Harmons (Not Owned), Jo-Ann Fabric and Craft Stores, PetSmart, Ross Dress For Less, Shopko, Sports Authority

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
	Virginia
431	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	116,339	$1,637,498	$14.16	Martin’s Food Store
432	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee (3)	1994	2012		5%	253,392	$4,706,513	$18.75	Bed Bath & Beyond, Jo-Ann Fabric and Craft Stores, Safeway, T.J. Maxx, United Artists Theatres
433	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007		15%	266,181	$3,910,122	$14.93	Barnes & Noble, Bed Bath & Beyond, Dick’s Sporting Goods, Michaels, Ross Dress For Less
434	Midlothian, VA	Commonwealth Center 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007		15%	165,413	$2,367,420	$14.76	Barnes & Noble, Michaels, Stein Mart
435	Midlothian, VA	Chesterfield Crossings Highway 360 and Warbro Road	23112	SC	Fee (3)	2000	2007		15%	92,417	$1,291,061	$14.34	Ben Franklin
436	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007		15%	47,341	$768,497	$16.23	Costco (Not Owned), The Fresh Market
437	Newport News, VA	Denbigh Village Warwick Boulevard and Denbigh Boulevard	23608	SC	Fee	1998/2006	2007		100%	340,950	$2,102,677	$8.19	Burlington Coat Factory
438	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007		100%	125,868	$2,406,935	$20.18	Barnes & Noble, Regal Cinemas
439	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007		100%	120,320	$2,291,523	$19.05	Barnes & Noble, Bed Bath & Beyond, DSW, hhgregg
440	Springfield, VA	Spring Mall Center 6717 Spring Mall Road	22150	SC	Fee	1995/2001	2007		100%	56,511	$1,027,957	$18.19	Michaels, The Tile Shop
441	Sterling, VA	Park Place at Cascades Marketplace Northeast Corner Cascades Parkway and Route 7	20165	SC	Fee	1998	2007		100%	101,606	$1,581,521	$15.57	Sports Authority, Staples
442	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007		20%	63,324	$199,568	$3.31	Kroger
443	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Boulevard	22980	SC	Fee (3)	1993	2007		20%	52,415	$419,340	$8.59	Kroger
444	Winchester, VA	Apple Blossom Corners 2190 South Pleasant Valley	22601	SC	Fee (3)	1990/1997	2	*	20%	242,686	$2,508,737	$10.37	Books-A-Million, Kohl’s, Martin’s Food Store, OfficeMax
	Washington
445	Olympia, WA	2815 Capital Mall Drive Southwest	98502	SC	Fee	1998	2007		100%	35,776	$—	$—
	West Virginia
446	Morgantown, WV	Pierpont Centre Interstate 68 and Pierpont Road	26508	SC	Fee	1999/2000	2007		100%	122,259	$1,294,870	$10.45	Lowe’s (Not Owned), Michaels, Shop ‘N Save
	Wisconsin
447	Brookfield, WI	Shoppers World of Brookfield 12575 West Capitol Drive	53005	SC	Fee (3)	1967	2012		5%	182,722	$981,155	$7.67	Burlington Coat Factory, OfficeMax, Pick ‘N Save (Not Owned), T.J. Maxx
448	Brown Deer, WI	Marketplace of Brown Deer North Green Bay Road	53209	SC	Fee (3)	1989	2012		5%	143,340	$1,331,463	$9.29	Anna’s Linens, hhgregg, Pick ‘N Save
449	Brown Deer, WI	Brown Deer Center North Green Bay Road	53209	SC	Fee (3)	1967	2012		5%	261,742	$1,998,483	$7.69	Kohl’s, Michaels, OfficeMax, Old Navy, T.J. Maxx

DDR Corp.

Shopping Center Property List at December 31, 2012

	Location	Center/Property	Zip Code	Type of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Company Owned Gross Leasable Area (SF)	Total Annualized Base Rent	Average Base Rent (Per SF)(2)	Anchor Tenants
450	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$770,127	$4.80	Kohl’s, Pick ‘N Save
451	Racine, WI	Village Center 5500-5740 Washington Avenue	53406	SC	Fee (3)	2003	2007	20%	227,922	$2,465,746	$10.85	Kohl’s
452	West Allis, WI	West Allis Center West Cleveland Avenue and South 108	53214	SC	Fee	1968	2003	100%	259,981	$1,505,630	$5.81	Kohl’s, Marshalls, Menards (Not Owned), Pick ‘N Save

1*	Property developed by the Company.
2*	Original IPO Property.
(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center and “MM” indicates an enclosed mall.
(2)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2012. Rents for assets in Brazil are paid in BRL and translated to USD at a rate of 1.94.
(3)

One of the two hundred two (202) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $4.2 billion (of which the Company’s proportionate share of $724.9 million) as of December 31, 2012, and which is not reflected in the consolidated indebtedness.

Item 3.    LEGAL PROCEEDINGS

The Company is a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part the Company’s motion, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause.” Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling. No further appeal was undertaken in this case.

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

Item 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company
Daniel B. Hurwitz	48	Chief Executive Officer
David J. Oakes	34	President and Chief Financial Officer
Paul W. Freddo	57	Senior Executive Vice President of Leasing and Development
Christa A. Vesy	42	Executive Vice President and Chief Accounting Officer

Daniel B. Hurwitz is the Chief Executive Officer as of January 1, 2013, and has served as a director of the Company since June 2009. Mr. Hurwitz had served as President and Chief Executive Officer of the Company from January 2010 to December 2012, President and Chief Operating Officer from May 2007 to December 2009, Senior Executive Vice President and Chief Investment Officer from May 2005 through May 2007 and as Executive Vice President of Leasing and Development from June 1999 through April 2005. He was previously a member of the Company’s Board of Directors from May 2002 to May 2004. Mr. Hurwitz is a member of the Sonae Sierra Brasil board of directors. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Corporate Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, and served as Development Director for The Shopco Group, a New York City-based developer of regional shopping malls.

David J. Oakes was appointed President and Chief Financial Officer on January 1, 2013. Mr. Oakes had served as Senior Executive Vice President and Chief Financial Officer from February 2010 to December 2012, Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and as Executive Vice President of Finance and Chief Investment Officer from April 2007 to December 2008. Mr. Oakes is a member of the Sonae Sierra Brasil board of directors. Prior to joining the Company, Mr. Oakes served as Senior Vice President and Portfolio Manager at Cohen & Steers Capital Management, an investment firm, from April 2002 through March 2007. In his role, Mr. Oakes oversaw the firm’s global and international real estate securities portfolios for the oldest and largest dedicated real estate securities fund manager. Previously, Mr. Oakes worked as a Research Analyst in global investment research at Goldman Sachs, where he covered U.S. REITs.

Paul W. Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008. Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008. Mr. Freddo is a member of the Sonae Sierra Brasil board of directors. Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for J.C. Penney Company, Inc., a retail department store, from January 2004 through August 2008.

Christa A. Vesy was appointed Executive Vice President and Chief Accounting Officer in March 2012. Ms. Vesy joined the Company in November 2006 and served as Senior Vice President and Chief Accounting Officer from November 2006 to March 2012. Prior to joining the Company, Ms. Vesy worked for The Lubrizol Corporation, a specialty chemicals company, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment, from September 2004 to November 2006. Prior to joining Lubrizol, Ms. Vesy held various positions with the Assurance and Business Advisory Services Group of PricewaterhouseCoopers, LLP, a registered public accounting firm, including Senior Manager from 1999 to 2004.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2012
First	$15.09	$12.05	$0.12
Second	15.15	13.29	0.12
Third	15.92	14.42	0.12
Fourth	15.93	14.79	0.12
2011
First	$14.53	$12.98	$0.04
Second	14.94	13.03	0.04
Third	15.28	10.19	0.06
Fourth	13.30	9.76	0.08

As of February 15, 2013, there were 8,047 record holders and approximately 32,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2013 dividend policy that it believes will continue to result in additional free cash flow, while still adhering to REIT payout requirements. In January 2013, the Company declared its first quarter 2013 dividend of $0.135 per common share, payable on April 2, 2013, to shareholders of record at the close of business on March 14, 2013.

The Company intends to continue to declare quarterly dividends on its common shares. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. However, no assurances can be made as to the amounts of future dividends, as the decision to declare and pay dividends on the common shares in 2013, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1 — 31, 2012	2,348	$15.36	—	$—
November 1 — 30, 2012	—	—	—	—
December 1 — 31, 2012	124,313	15.66	—	—

Total	126,661	$15.65	—	$—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 6.    SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Revenues	$800,375	$749,829	$741,932	$734,180	$755,005

Expenses:
Rental operations	233,077	226,255	222,046	212,199	201,124
Impairment charges	105,395	67,912	84,855	12,245	16,021
General and administrative	76,444	85,221	85,573	94,365	97,719
Depreciation and amortization	248,781	215,928	202,981	193,410	183,903

	663,697	595,316	595,455	512,219	498,767

Interest income	15,799	9,832	7,302	11,967	5,220
Interest expense	(221,424)	(224,024)	(209,643)	(205,980)	(213,087)
(Loss) gain on debt retirement, net	(13,495)	(89)	485	145,050	10,455
Gain (loss) on equity derivative instruments	—	21,926	(40,157)	(199,797)	—
Other income (expense), net	(17,880)	(5,002)	(24,148)	(28,885)	(27,602)

	(237,000)	(197,357)	(266,161)	(277,645)	(225,014)

(Loss) income before earnings from equity method investments and other items	(100,322)	(42,844)	(119,684)	(55,684)	31,224
Equity in net income (loss) of joint ventures	35,250	13,734	5,600	(9,733)	17,719
Impairment of joint venture investments	(26,671)	(2,921)	(227)	(184,584)	(106,957)
Gain on change in control and sale of interests, net	78,127	25,170	—	23,865	—
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(1,160)	(1,025)	(47,942)	892	17,628

Loss from continuing operations	(14,776)	(7,886)	(162,253)	(225,244)	(40,386)
Loss from discontinued operations	(16,416)	(18,590)	(86,786)	(187,523)	(49,645)

Loss before gain on disposition of real estate	(31,192)	(26,476)	(249,039)	(412,767)	(90,031)
Gain on disposition of real estate, net of tax	5,863	7,079	1,318	9,127	6,962

Net loss	$(25,329)	$(19,397)	$(247,721)	$(403,640)	$(83,069)

Non-controlling interests	(493)	3,543	38,363	47,047	11,139

Net loss attributable to DDR	$(25,822)	$(15,854)	$(209,358)	$(356,593)	$(71,930)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Earnings per share data — Basic:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.13)	$(0.78)	$(1.63)	$(0.65)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)	(0.88)	(0.31)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.20)	$(1.03)	$(2.51)	$(0.96)

Weighted-average number of common shares	291,726	270,278	244,712	158,816	119,843
Earnings per share data — Diluted:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.21)	$(0.78)	$(1.63)	$(0.65)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)	(0.88)	(0.31)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.28)	$(1.03)	$(2.51)	$(0.96)

Weighted-average number of common shares	291,726	271,472	244,712	158,816	119,843
Dividends declared	$0.48	$0.22	$0.08	$0.44	$2.07

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Real estate (at cost)	$8,639,111	$8,270,106	$8,411,239	$8,823,719	$9,109,566
Real estate, net of accumulated depreciation	6,968,394	6,719,063	6,959,127	7,490,403	7,900,663
Investments in and advances to joint ventures	613,017	353,907	417,223	420,541	583,767
Total assets	8,055,837	7,469,425	7,768,090	8,426,606	9,020,222
Total debt	4,319,143	4,104,584	4,302,000	5,178,663	5,866,655
Equity	3,366,460	3,077,892	3,134,687	2,952,336	2,864,794

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$304,196	$273,195	$278,124	$228,935	$391,941
Investing activities	(588,430)	200,696	31,762	150,884	(468,572)
Financing activities	274,763	(451,854)	(317,065)	(381,348)	56,296

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of December 31, 2012, the Company’s portfolio consisted of 452 shopping centers (including 206 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At December 31, 2012, the Company owned more than 115 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 44 assets that the Company did not manage since January 1, 2012, 40 of which the Company does not have an economic interest. The Company also owns more than 1,500 acres of undeveloped land, including an interest in land in Canada and Russia. At December 31, 2012, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 91.5%, as compared to 89.1% at December 31, 2011. The Company owned 432 shopping centers (including 177 shopping centers owned through unconsolidated joint ventures and two that were otherwise consolidated by the Company) and five office properties at December 31, 2011. The average annualized base rent per occupied square foot was $13.66 at December 31, 2012, as compared to $13.81 at December 31, 2011.

Current Strategy

The Company has positioned itself for growth after considerable progress in recent years recycling capital, enhancing the quality of the portfolio and improving the balance sheet. The Company issued more than $500 million of common shares in 2012 to selectively acquire prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, which are referred to as “Prime Portfolio” or “Prime Assets”). The Company seeks to be a net acquirer of Prime Assets that will continue to improve portfolio quality, credit quality of cash flows and property-level operating results. Off-market acquisitions, lease-up and the active management of assets should contribute to growth in 2013.

The following set of core competencies is expected to continue to benefit the Company:

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•	A retail partnership group to optimize portfolio management by enhancing communication between retailers, the leasing department and other areas of the Company;

•	An internal anchor store redevelopment department solely dedicated to aggressively identifying opportunities to re-tenant vacant anchor space;

•

An investment group focused on selectively acquiring well-located, quality shopping centers that have leases at below-market rental rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•

A focus on growth and value creation within the Prime Portfolio, from which approximately 89% of the Company’s net operating income (defined as property-level revenues less property-level operating expenses) is generated;

•	A redevelopment department focused on identifying viable projects with attractive returns;

•	A capital markets department with broad and diverse relationships with capital providers to facilitate access to secured and unsecured, public and private capital;

•	An experienced funds management team dedicated to generating consistent returns and disclosure for institutional partners;

•	A focused asset transaction team dedicated to finding buyers for non-core assets and sourcing potential acquisition opportunities and

•	A development department adhering to disciplined standards for development.

Balance Sheet

During 2012, the Company completed approximately $4.3 billion of capital transactions and consolidated financing activity including the following:

•

Formed an unconsolidated joint venture, BRE DDR Retail Holdings, LLC, with an affiliate of The Blackstone Group L.P. (“Blackstone”) that closed on the acquisition of 46 shopping centers valued at $1.4 billion. DDR’s contribution to the venture was $17.0 million in common equity and $150.0 million in preferred equity with a fixed dividend rate of 10%. An affiliate of Blackstone owns 95% of the common equity of the unconsolidated joint venture, and an affiliate of DDR owns the remaining 5% of the common equity. The shopping centers had previously been managed but not owned by the Company;

•

Settled forward equity agreements for 19.0 million of its common shares and received net proceeds of $231.2 million, which were used to fund the Company’s share of BRE DDR Retail Holdings, LLC and other general corporate purposes;

•	Closed $2.1 billion of investments, including the BRE DDR Retail Holdings, LLC acquisition described above, of which DDR’s share is $760 million;

•	Disposed of $228.6 million of non-prime operating assets, of which DDR’s share is $119.4 million;

•	Sold $107.3 million of non-income producing assets, of which DDR’s share is $96 million;

•

Issued $510.7 million of common shares, including issuances pursuant to the forward equity agreements described above, to fund the net acquisition of market-dominant power centers and further reduce leverage;

•

Issued $200 million of its newly designated 6.50% Class J cumulative redeemable preferred shares (“6.50% Class J Preferred Shares”), the net proceeds of which were used to redeem all outstanding 7.50% Class I Preferred Shares;

•

Issued $450 million, 10-year, 4.625% senior unsecured notes ($300 million, June 2012; and $150 million, 3.46% yield-to-maturity, November 2012), the net proceeds of which were used to redeem $223.5 million, 5.375% notes maturing October 2012 and repay borrowings under its revolving credit facilities;

•

Closed on $350 million unsecured term loan ($300 million, 7-year tranche, with interest fixed at 3.6% for $200 million and 3.0% for $100 million; and $50 million, 5-year tranche, with interest fixed at 2.3%), the net proceeds of which were used to retire $179.5 million of convertible notes, refinance a portion of the Company’s 5.0% rate mortgage debt maturing in 2013, and reduce the outstanding balances under its revolving credit facilities;

•	Closed $103 million 7-year, 3.40% mortgage loan collateralized by three prime shopping centers in Atlanta, Georgia, Princeton, New Jersey, and San Antonio, Texas;

•

Closed $265 million, 7-year, 3.95% mortgage loan collateralized by four prime shopping centers in San Juan, Puerto Rico, Atlanta, Georgia, Miami, Florida, and Columbus, Ohio. The proceeds from the loan were used to repay a majority of $350 million, 5.0% rate mortgage debt set to mature in April 2013;

•	Extended the weighted-average maturity of consolidated debt from 4.3 years to 5.1 years and

•	Paid cash dividends of $0.48 per common share as compared to $0.22 per common share, an increase of 118% from 2011.

Operational Accomplishments

The Company accomplished the following in 2012 to improve cash flow and the quality of its portfolio:

•	Increased the portfolio occupancy rate to 91.5% at year-end 2012 from 89.1% at year-end 2011;

•	Executed 1,958 new leases and renewals for 11.3 million square feet of GLA, including managed assets and

•	Expended a weighted-average cost of tenant improvements and lease commissions for new leases executed during 2012 estimated at $2.92 per rentable square foot over the lease term.

Retail Environment

Retailers continue to open stores to meet their store opening plans. With demand exceeding supply, retailers have become more flexible with their design and prototype requirements, in some cases reducing square footage requirements. Downsizing of junior anchors has also presented opportunities for landlords that can use their operational expertise to generate higher rents through new tenants. Small shop consolidation efforts to accommodate national and regional tenants are also part of the Company’s active portfolio management strategy.

Value-oriented retailers are taking market share from conventional and national chain department stores. The Company’s largest tenants, including Walmart/Sam’s Club, Target, T.J. Maxx/Marshalls and Kohl’s, have taken market share from the department stores, remaining well-capitalized and outperforming other retail categories on a relative basis.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2012:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	Walmart/Sam’s Club	4.0%	7.3%
2.	TJX companies(1)	2.5%	2.8%
3.	Bed Bath & Beyond(2)	2.5%	2.3%
4.	PetSmart	2.2%	1.8%
5.	Kohl’s	1.9%	3.0%
6.	Best Buy	1.7%	1.4%
7.	Michaels	1.7%	1.6%
8.	Dick’s Sporting Goods	1.5%	1.6%
9.	Ross Stores	1.5%	1.6%
10.	OfficeMax	1.4%	1.3%

(1)	Includes T.J. Maxx, Marshalls and Homegoods.

(2)	Includes Bed Bath & Beyond, World Market and other retail concepts.

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2012:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
Walmart/Sam’s Club	4.4%	7.9%	1.4%	2.7%
TJX Companies(1)	2.7%	2.9%	1.4%	2.1%
Bed Bath & Beyond(2)	2.6%	2.3%	1.7%	2.0%
PetSmart	2.3%	1.8%	1.6%	1.6%
Kohl’s	1.9%	3.0%	1.6%	3.0%
Best Buy	1.8%	1.5%	0.8%	0.8%
Michaels	1.7%	1.6%	1.4%	1.6%
Lowe’s	1.6%	2.9%	0.3%	0.5%
Dick’s Sporting Goods	1.6%	1.6%	1.2%	1.4%
OfficeMax	1.6%	1.3%	0.6%	0.9%
Publix	0.2%	0.3%	3.2%	5.1%
Kroger	0.8%	1.1%	1.7%	3.4%
AMC Theatres	1.3%	0.6%	1.4%	1.2%
Ross Stores	1.5%	1.5%	1.4%	2.0%

(1)	Includes T.J. Maxx, Marshalls and Homegoods.
(2)	Includes Bed Bath & Beyond, World Market and other retail concepts.

Occupancy was 91.5% at December 31, 2012, an improvement of 240 basis points from the end of 2011. During 2012, the Company continues to sign a large number of new leases as reflected below:

Year in Review — 2012

For the year ended December 31, 2012, net loss attributable to common shareholders increased as compared to 2011 primarily due to the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011, the loss on debt extinguishment related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012, asset dispositions and higher impairment charges on depreciable assets partially offset by organic growth, shopping center acquisitions and related investments, the gain on change in control and sale of interests primarily related to the Company’s acquisition of assets from unconsolidated joint ventures and a decrease in impairment charges of non-depreciable assets. The following provides an overview of the key financial metrics (see Funds From Operations described later in this section):

	Year Ended December 31,
	2012	2011
Net loss attributable to common shareholders	$(60,271)	$(53,843)

Funds From Operations (“FFO”) attributable to common shareholders	$312,380	$227,610

Operating FFO	$305,318	$267,107

Earnings per share — Diluted	$(0.21)	$(0.28)

During 2012, the Company continued to pursue opportunities to position itself for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives, strengthening the operations of its Prime Portfolio and recycling capital from non-prime asset sales into the acquisition of Prime Assets to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements, the changes in certain key items and the factors that accounted for changes in the financial statements, as well as critical accounting policies that affected these financial statements.

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

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. The time to resolve these claims may exceed one year. These estimates have a direct impact on the Company’s earnings because a higher bad debt reserve and/or a subsequent write-off in excess of an estimated reserve results in reduced earnings.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Real Estate and Long-Lived Assets

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The Company is required to make subjective assessments as to the useful lives of its properties to determine the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company were to extend the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.

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

Accrued Liabilities

The Company makes certain estimates for accrued liabilities. These estimates are subjective and based on historical payments, executed agreements, anticipated trends and representations from service providers. These estimates are prepared based on information available at each balance sheet date and are reevaluated upon the receipt of any additional information. Many of these estimates are for payments that occur within one year. These estimates have a direct impact on the Company’s net income because a higher accrual will result in reduced earnings.

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, all impact the fair value estimate. Further, the forfeiture rate has an impact on the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements. The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

COMPARISON OF 2012, 2011 AND 2010 RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2011, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties” for the comparison from 2012 to 2011. Shopping center properties owned as of January 1, 2010, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties” for the comparison from 2011 to 2010.

Revenues from Operations (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Base and percentage rental revenues(A)	$548,017	$504,136	$495,493	$43,881	$8,643
Recoveries from tenants(B)	174,097	163,123	162,046	10,974	1,077
Fee and other income(C)	78,261	82,570	84,393	(4,309)	(1,823)

Total revenues	$800,375	$749,829	$741,932	$50,546	$7,897

(A)	The increase is due to the following (in millions):

	2012 vs. 2011 Increase (Decrease)	2011 vs. 2010 Increase (Decrease)
Acquisition of shopping centers	$32.7	$7.7
Comparable Portfolio Properties	8.3	4.4
Development or redevelopment properties	(0.8)	(1.7)
Straight-line rents	3.7	(1.8)

	$43.9	$8.6

The following tables present the statistics for the Company’s operating shopping center portfolio (in which the Company has an economic interest) affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio(1) December 31,
	2012		2011	2010
Centers owned	452		432	478
Aggregate occupancy rate	91.5%		89.1%	88.4%
Average annualized base rent per occupied square foot	$13.66	(2)	$13.81	$13.30

	Wholly-Owned Shopping Centers December 31,			Joint Venture Shopping Centers(1) December 31,
	2012	2011	2010	2012		2011	2010
Centers owned	243	253	286	206		177	189
Centers owned through consolidated joint ventures	N/A	N/A	N/A	3		2	3
Aggregate occupancy rate	91.9%	88.8%	88.6%	90.9%		89.5%	88.1%
Average annualized base rent per occupied square foot	$12.92	$12.26	$12.23	$14.58	(2)	$15.93	$14.66

(1)

In 2012, excludes shopping centers owned through the Company’s joint venture with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material. In 2011 and 2010, excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and in which the Company is receiving no allocation of income or loss, which includes certain Coventry II Fund investments.

(2)

Decrease within the joint venture portfolio primarily due to the impact of exchange rate fluctuations with the Brazilian Real, the sale of assets in Brazil and the inclusion of the BRE DDR Retail Holdings, LLC assets in 2012.

(B)	Recoveries were approximately 89.0%, 87.4% and 87.5% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, the increased percentage of recoveries from tenants primarily is attributable to higher occupancy and newly acquired assets.

(C)	Composed of the following (in millions):

	2012	2011	2010	2012 vs. 2011 (Decrease) Increase	2011 vs. 2010 (Decrease) Increase
Management, development, financing and other fee income	$43.8	$47.6	$54.6	$(3.8)	$(7.0)
Ancillary and other property income	27.7	28.5	20.2	(0.8)	8.3
Lease termination fees	6.4	5.9	7.5	0.5	(1.6)
Other miscellaneous	0.4	0.6	2.1	(0.2)	(1.5)

	$78.3	$82.6	$84.4	$(4.3)	$(1.8)

Comparison of 2012 to 2011

The decrease in management, development, financing and other fee income in 2012 is largely the result of the expiration of the management contracts by their own terms with the Coventry II Fund as of December 31, 2011 (see Off-Balance Sheet Arrangements). These contracts generated approximately $2.3 million in gross fees related to the Company’s management, development and leasing of the assets in 2011. During 2012, the Company executed lease terminations on four Rite Aid spaces, three of which have been re-leased.

Comparison of 2011 to 2010

The decrease in management, development, financing and other fee income in 2011 is largely a result of asset sales by the Company’s unconsolidated joint ventures from January 1, 2010, through December 31, 2011. The increase in ancillary and other income primarily is related to increased revenue associated with cinema and entertainment operations located at two of the Company’s shopping centers.

Expenses from Operations (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Operating and maintenance(A)	$128,821	$128,873	$123,201	$(52)	$5,672
Real estate taxes(A)	104,256	97,382	98,845	6,874	(1,463)
Impairment charges(B)	105,395	67,912	84,855	37,483	(16,943)
General and administrative(C)	76,444	85,221	85,573	(8,777)	(352)
Depreciation and amortization(A)	248,781	215,928	202,981	32,853	12,947

	$663,697	$595,316	$595,455	$68,381	$(139)

(A)	The changes for 2012 compared to 2011 and 2011 compared to 2010 are due to the following (in millions):

Comparison of 2012 to 2011

	2012 vs. 2011 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$4.2	$6.8	$21.6
Comparable Portfolio Properties	(1.6)	(0.2)	9.7
Development or redevelopment properties	(2.7)	0.3	1.6

	$(0.1)	$6.9	$32.9

The decrease in operating and maintenance expense for the Comparable Portfolio Properties primarily related to a decrease in snow removal expense, bad debt expense and other property-related expenditures. The decrease in expense in the development or redevelopment properties is primarily due to the sale of a consolidated joint venture asset. The increase in depreciation expense for the Comparable Portfolio Properties is attributable to accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods.

Comparison of 2011 to 2010

	2011 vs. 2010 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$0.9	$1.6	$5.3
Comparable Portfolio Properties	1.8	(0.3)	6.4
Development or redevelopment properties	3.0	(2.8)	1.2

	$5.7	$(1.5)	$12.9

The increase in operating and maintenance expenses in 2011 for the Comparable Portfolio Properties primarily is due to higher insurance-related costs and various other property level expenditures. The increase in expense in the development or redevelopment properties is primarily due to increased expenses associated with the cinema and entertainment operations located at two of the Company’s shopping centers. The increase in depreciation expense for the Comparable Portfolio Properties primarily is related to tenant improvements that have been placed in service.

(B)	The Company recorded impairment charges during the years ended December 31, 2012, 2011 and 2010, related to its land and shopping center assets. These impairments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s financial statements.

(C)	General and administrative expenses were approximately 4.7% of total revenues, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations, for the year ended December 31, 2012, and 5.2% for both of the years ended December 31, 2011 and 2010. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

During 2012 and 2011, the Company recorded charges of $1.0 million and $11.0 million, respectively, as a result of a termination without cause of executives, including the Executive Chairman of the Board in 2011, the terms of which were pursuant to employment agreements, as applicable. Total employee separation charges recorded in 2012, 2011 and 2010 were $1.0 million, $12.4 million and $5.3 million, respectively. The decrease in general and administrative expenses in 2011 as compared to 2010, excluding separation charges, is due to general cost-saving measures.

Other Income and Expenses (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Interest income(A)	$15,799	$9,832	$7,302	$5,967	$2,530
Interest expense(B)	(221,424)	(224,024)	(209,643)	2,600	(14,381)
Loss on retirement of debt, net(C)	(13,495)	(89)	485	(13,406)	(574)
Gain (loss) on equity derivative instruments(D)	—	21,926	(40,157)	(21,926)	62,083
Other income (expense), net(E)	(17,880)	(5,002)	(24,148)	(12,878)	19,146

	$(237,000)	$(197,357)	$(266,161)	$(39,643)	$68,804

(A)	The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.7% at December 31, 2012 and 2011, and 9.4% at December 31, 2010. The increase in the amount of interest income recognized in 2012 is primarily due to the preferred equity investment in the unconsolidated joint venture with Blackstone (see 2012 Strategic Transaction Activity). The increase in the amount of interest income recognized in 2011 primarily is due to a full year of interest on $58.3 million in loan receivables originated and purchased in September 2010.

(B)	The weighted-average debt outstanding and related weighted-average interest rate including amounts allocated to discontinued operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average debt outstanding (in billions)	$4.3	$4.2	$4.6
Weighted-average interest rate	5.3%	5.6%	5.1%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at December 31, 2012, 2011 and 2010, was 4.8%, 5.2% and 5.1%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $13.3 million for the year ended December 31, 2012, as compared to $12.7 million and $12.2 million for the respective periods in 2011 and 2010. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

The increase in 2011 interest expense primarily is due to the repayment of shorter-term, lower interest rate debt with the proceeds from long-term, higher interest rate debt, partially offset by a reduction in outstanding debt.

(C)	For the year ended December 31, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes due 2016 at a premium to par value.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with the Otto family. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction,” as described in Note 10, “Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury,” of the Company’s financial statements.

(E)	Other income (expense) was composed of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Transaction, abandoned projects and other (expense) income	$(7.7)	$0.4	$(2.6)
Litigation-related expenses	(4.8)	(2.3)	(14.6)
Note receivable reserve	(4.3)	(5.0)	0.1
Debt extinguishment costs, net	(1.1)	(0.7)	(3.7)
Lease liability settlement gain (related obligation)	—	2.6	(3.3)

	$(17.9)	$(5.0)	$(24.1)

Transaction, abandoned projects and other (expense) income

In 2012, the Company recorded a charge of $4.0 million as a result of a net termination fee associated with a major tenant in connection with the redevelopment of a shopping center asset.

Litigation-related expenses

In 2010, litigation expenses included a $5.1 million charge in connection with a legal matter at a property in Long Beach, California. Litigation-related expenses also include costs incurred by the Company to defend the litigation arising from joint venture assets that are owned through the Company’s investments with the Coventry II Fund (see Item 3. Legal Proceedings).

Notes receivable reserve

In June 2011, the Company sold a note receivable with a face value, including accrued but unpaid interest, of $11.8 million for proceeds of $6.8 million. This transaction resulted in the recognition of a reserve of $5.0 million prior to the sale to reduce the loan receivable to fair value. In 2012, the Company recorded a loan loss reserve based upon the estimated collateral value of a non-performing note receivable.

Lease liability settlement gain (related obligation)

In 2010, the Company established a lease liability reserve in the amount of $3.3 million for three operating leases related to an abandoned development project and two office closures. The Company reversed $2.6 million of this previously recorded charge due to the termination of the ground lease related to the abandoned development project in 2011.

Other Items (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Equity in net income of joint ventures(A)	$35,250	$13,734	$5,600	$21,516	$8,134
Impairment of joint venture investments(B)	(26,671)	(2,921)	(227)	(23,750)	(2,694)
Gain on change in control and sale of interests, net(C)	78,127	25,170	—	52,957	25,170
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(1,160)	(1,025)	(47,942)	(135)	46,917

(A)

The increase in equity in net income of joint ventures for the year ended December 31, 2012, compared to the prior year is primarily a result of gain on sale of three assets combined with higher income from the

Company’s investment in Sonae Sierra Brasil in 2012, as discussed below, in addition to fewer impairments recorded in 2012 than 2011, partially offset by gains recognized in 2011 from the sale of assets held in unconsolidated joint ventures.

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

At December 31, 2012 and 2011, the Company had an approximate 33% interest, as compared to an approximate 48% interest in 2010, in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in San Paulo, Brazil. This entity uses the functional currency of Brazilian reais. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rate used for recording the equity in net income were 1.94, 1.67 and 1.77 for the years ended December 31, 2012, 2011 and 2010, respectively.

The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation for the year ended December 31, 2012, as compared to 2011, primarily is due to a gain on sale of three shopping centers in addition to a gain recognized on the strategic asset swap of two assets in the portfolio, shopping center development and expansion activity coming online as well as increases in parking revenue, ancillary income and interest income. The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation for the year ended December 31, 2011, as compared to 2010, primarily is due to shopping center expansion activity coming online as well as increases in parking revenue, ancillary income and interest income.

(B)	The other than temporary impairment charges of the joint venture investments are more fully described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s financial statements.

(C)	Since January 1, 2011, the Company has acquired its partners’ interests in seven shopping centers, five in 2012 and two in 2011. These properties were previously unconsolidated, and the Company accounted for these transactions as step acquisitions. These properties are wholly-owned and consolidated at December 31, 2012. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests. In November 2012, the Company sold its interest in a joint venture investment with the Coventry II Fund and recorded a gain. Also, in December 2012, the Company sold a portion of its interest in a previously consolidated joint venture that owns land held for development in Canada. The Company incurred a loss on the sale. This property is reflected as an unconsolidated joint venture at December 31, 2012. In December 2011, the Company sold its 10% interest in an unconsolidated joint venture that owned three shopping centers to its partner. Also in 2011, the Company sold its 50% interest in an unconsolidated joint venture that owned a development project in Oconomowoc, Wisconsin, to its partner.

(D)	Management regularly assesses established tax-related reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is warranted. The Company incurred a 2010 income tax expense of $49.9 million recognized due to the establishment of a reserve against certain deferred tax assets within its TRS, which is described in more detail in Note 16, “Income Taxes,” of the Company’s financial statements.

Discontinued Operations (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Loss from discontinued operations(A)	$(20,263)	$(63,469)	$(97,782)	$43,206	$34,313
Gain on deconsolidation of interests, net(B)	—	4,716	5,221	(4,716)	(505)
Gain on disposition of real estate, net of tax(A)	3,847	40,163	5,775	(36,316)	34,388

	$(16,416)	$(18,590)	$(86,786)	$2,174	$68,196

(A)	The Company sold the following properties:

	2012		2011		2010
	Number of properties	GLA (millions)	Number of properties	GLA (millions)	Number of properties	GLA (millions)
Shopping centers	24	2.7	34	2.9	31	2.9
Office	5	0.4	1	0.1	—	—

Included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, aggregating 2.3 million square feet, which primarily represent the activity associated with the DDR MDT MV joint venture. These assets were classified as discontinued operations for all periods presented, as the Company had no significant continuing involvement. Included in the reported loss for the years ended December 31, 2012, 2011 and 2010, are $21.1 million, $57.9 million and $87.1 million, respectively, of impairment charges related to assets classified as discontinued operations.

(B)	The Company recorded a gain in the years ended December 31, 2011 and 2010, associated with the deconsolidation of assets previously owned in consolidated joint ventures that were transferred to the control of a court-appointed receiver. The joint venture no longer owned any of the assets as of December 31, 2012. The Company recorded a gain because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint ventures. The revenues and expenses associated with these joint ventures are classified within discontinued operations.

Gain on Disposition of Real Estate (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Gain on disposition of real estate, net(A)	$5,863	$7,079	$1,318	$(1,216)	$5,761

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Land sales	$5.6	$(0.4)	$1.0
Previously deferred gains and other gains and losses on dispositions	0.3	7.5	0.3

	$5.9	$7.1	$1.3

These dispositions did not meet the criteria for discontinued operations. The previously deferred gains and other gains and losses on dispositions are a result of partial asset sales and assets that were contributed to joint ventures in prior years.

Non-controlling interests (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Non-controlling interests	$(493)	$3,543	$38,363	$(4,036)	$(34,820)

The change is a result of impairment charges recorded in 2011 and 2010 by one of the Company’s 75% owned, consolidated joint ventures, which owned land held for development in Russia. In addition, in 2010 non-controlling interests included the net loss attributable to a consolidated joint venture that held assets previously occupied by Mervyns that were deconsolidated in 2010, and the operating results are reported as a component of discontinued operations.

Net Loss (in thousands)

	2012	2011	2010	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Net loss attributable to DDR	$(25,822)	$(15,854)	$(209,358)	$(9,968)	$193,504

A summary of changes in net loss attributable to DDR in 2012 as compared to 2011 and 2011 as compared to 2010 is as follows (in millions):

	2012 vs. 2011 $ Change	2011 vs. 2010 $ Change
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$43.7	$3.7
(Increase) decrease in consolidated impairment charges	(37.5)	16.9
Decrease in general and administrative expenses(A)	8.8	0.4
Increase in depreciation expense	(32.9)	(12.9)
Increase in interest income	6.0	2.5
Decrease (increase) in interest expense	2.6	(14.4)
Increase in loss on retirement of debt, net	(13.4)	(0.6)
(Decrease) increase in gain on equity derivative instruments	(21.9)	62.1
Change in other income (expense), net	(12.9)	19.1
Increase in equity in net income of joint ventures	21.5	8.1
Increase in impairment of joint venture investments	(23.8)	(2.7)
Increase in gain on change in control and sale of interests, net	53.0	25.2
(Increase) decrease in income tax expense	(0.1)	46.9
Decrease in loss from discontinued operations	2.1	68.2
(Decrease) increase in gain on disposition of real estate	(1.2)	5.8
Change in non-controlling interests	(4.0)	(34.8)

(Increase) decrease in net loss attributable to DDR	$(10.0)	$193.5

(A)	Included in general and administrative expenses are executive separation charges of $1.0 million, $12.4 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

FUNDS FROM OPERATIONS

Definition and Basis of Presentation

The Company believes that FFO, a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude: (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property and related investments, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests, and the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. For the periods presented below, the Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”). Other real estate companies may calculate FFO in a different manner.

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

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part: (i) as a measure of a real estate asset’s performance, (ii) to influence acquisition, disposition and capital investment strategies and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.

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

Reconciliation Presentation

In 2012, FFO attributable to DDR common shareholders was $312.4 million, compared to $227.6 million in 2011 and $76.3 million in 2010. The increase in FFO for the year ended December 31, 2012, as compared to the prior year, primarily was due to organic growth, shopping center acquisitions and related investments partially offset by higher transaction costs, asset dispositions, the loss on debt retirement related to the Company’s repurchase of a portion of its 9.625% unsecured senior notes in 2012 and the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011.

In 2012, Operating FFO attributable to DDR common shareholders was $305.3 million, compared to $267.1 million in 2011 and $264.3 million in 2010. The increase in Operating FFO for the year ended December 31, 2012, primarily was due to organic growth and shopping center acquisitions, partially offset by asset dispositions.

The Company’s reconciliation of net loss attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	For the Year Ended
	2012	2011	2010
Net loss attributable to DDR common shareholders(A),(B)	$(60.3)	$(53.8)	$(251.6)
Depreciation and amortization of real estate investments	242.8	221.2	217.2
Equity in net income of joint ventures	(35.2)	(13.7)	(5.6)
Impairment of depreciable joint venture investments	26.7	1.3	0.2
Joint ventures’ FFO(C)	53.6	57.6	54.7
Non-controlling interests (OP Units)	0.2	0.1	—
Impairment of depreciable real estate assets, net of non-controlling interests	96.3	62.7	68.2
Gain on disposition of depreciable real estate, net	(11.7)	(47.8)	(6.8)

FFO attributable to DDR common shareholders	312.4	227.6	76.3
Non-operating items, net(D)	(7.1)	39.5	188.0

Operating FFO attributable to DDR common shareholders	$305.3	$267.1	$264.3

(A)	Includes the following deductions from net income (in millions):

	For the Year Ended
	2012	2011	2010
Preferred dividends	$28.6	$31.6	$42.3
Write-off of preferred share original issuance costs	5.8	6.4	—

(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, were as follows:

	For the Year Ended
	2012	2011	2010
Straight-line rents	$4.1	$0.9	$2.5
Straight-line ground rent expense	1.1	2.0	2.0

(C)	At December 31, 2012, 2011 and 2010, the Company had an economic investment in unconsolidated joint venture interests related to 206, 177 and 189 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	For the Year Ended
	2012	2011	2010
Net loss attributable to unconsolidated joint ventures(1)	$(49.4)	$(251.2)	$(64.4)
Depreciation and amortization of real estate investments	228.7	182.7	198.3
Impairment of depreciable real estate assets	57.2	272.5	21.0
(Gain) loss on sale of depreciable real estate	(65.1)	(18.7)	26.7

FFO	$171.4	$185.3	$181.6

FFO at DDR’s ownership interests(2)	$53.6	$57.6	$54.7

Operating FFO at DDR’s ownership interests(D)	$54.2	$56.4	$54.1

(1)	Revenues for the three years ended December 31, 2012, include the following (in millions):

	2012	2011	2010
Straight-line rents	$4.9	$4.6	$3.9
DDR’s proportionate share	0.8	0.9	0.6

(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the years ended December 31, 2012, 2011 and 2010 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	For the Year Ended
	2012	2011	2010
Impairment charges — non-depreciable consolidated assets	$30.2	$63.2	$84.8
Executive separation and related compensation and benefit charges(A)	1.0	12.4	5.6
Loss (gain) on debt retirement, net(B)	13.5	0.1	(0.5)
(Gain) loss on equity derivative instruments(B)	—	(21.9)	40.2
Other expense (income), net(C)	17.9	5.0	22.0
Equity in net loss (income) of joint ventures — currency adjustments, transaction and other expenses, gain on sale of land and gain on debt extinguishment	0.6	(1.2)	(0.6)
Impairment of joint venture investments on non-depreciable assets	—	1.6	—
(Gain) loss on change in control and sale of interests, net(B)	(70.8)	(25.2)	0.4
Tax expense — deferred tax assets reserve(D)	—	—	49.9
Discontinued operations — debt extinguishment costs, (gain) on deconsolidation of interests and loss on sales	0.2	2.1	(5.6)
Discontinued operations — FFO associated with Mervyns Joint Venture, net of non-controlling interest	—	—	4.4
(Gain) loss on disposition of non-depreciable real estate, net	(5.5)	0.9	(0.2)
Non-controlling interest — portion of impairment charges allocated to outside partners	—	(3.9)	(12.4)
Write-off of preferred share original issuance costs(B)	5.8	6.4	—

Total adjustments from FFO to Operating FFO	$(7.1)	$39.5	$188.0
FFO attributable to DDR common shareholders	312.4	227.6	76.3

Operating FFO attributable to DDR common shareholders	$305.3	$267.1	$264.3

(A)	Amounts included in general and administrative expenses.

(B)	Amount agrees to the face of the consolidated statements of operations.

(C)	Amounts included in other income (expense) in the consolidated statements of operations and detailed as follows (in millions):

	2012	2011	2010
Transaction and other expense (income)	$7.7	$(0.4)	$2.8
Litigation-related expenses, net of tax	4.8	2.3	12.2
Note receivable reserve	4.3	5.0	—
Debt extinguishment costs, net	1.1	0.7	3.7
(Settlement of) lease liability obligation	—	(2.6)	3.3

	$17.9	$5.0	$22.0

(D)	The $49.9 million net income tax expense consists of a gross valuation allowance tax expense of $58.3 million reduced by an $8.4 million tax benefit attributed to a $22.3 million abandoned project impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In 2012, the Company continued to strategically allocate cash flow from operating and financing activities. The Company also completed public debt and equity offerings in order to strengthen its balance sheet and improve its financial flexibility.

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes that it has several viable sources to obtain capital and fund its business, including capacity under its facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

In January 2013, the Company amended its $750 million unsecured revolving credit facility arranged by J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The $65 million unsecured revolving credit facility provided solely by PNC Bank, National Association (the “PNC Facility” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) was amended to match the terms of the primary facility. The Company also amended its $400 million secured term loan arranged by KeyBanc Capital Markets and RBC Capital Markets. Further discussion about the amending of the facilities is described in Note 18, “Subsequent Events,” of the Company’s financial statements.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of December 31, 2012, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants in 2013 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2012 (in millions):

Cash and cash equivalents	$31.2

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(147.9)
Letters of credit	(28.2)

Borrowing capacity available	$638.9

In October 2012, the Company entered into an agreement for the future issuance of up to $200.0 million of common shares under a continuous equity program. This program replaces any previous program entered into by the Company. As of February 15, 2013, the Company had available for future issuance $125.0 million of its common shares under its continuous equity program.

The Company intends to maintain a longer-term financing strategy and continue to reduce its reliance on short-term debt. The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs. Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner, including incorporating a healthy level of conservatism regarding possible future market conditions. For additional discussion, see Financing Activities described later in this section.

The Company is focused on de-leveraging opportunities for the consolidated secured debt maturing in 2013, which aggregates $41.1 million on four assets, of which $8.4 million was repaid in February 2013 from borrowings under the Company’s Revolving Credit Facilities. The Company expects to fund its remaining obligations from available cash, current operations, utilization of its Revolving Credit Facilities or possible refinancing opportunities. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

At February 15, 2013, there were no other unsecured maturities until May 2015. Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company continues to look beyond 2013 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration, with the goal of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

The Company’s unconsolidated joint venture mortgage debt that had matured and is now past due was $118.4 million at December 31, 2012 (of which the Company’s proportionate share is $14.7 million), all of which was attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements).

At December 31, 2012, the Company’s unconsolidated joint venture mortgage debt maturing in 2013 was $275.2 million (of which the Company’s proportionate share is $42.1 million). Of this amount, $105.8 million (of which the Company’s proportionate share is $21.2 million) is attributable to Coventry II Funds assets (see Off-Balance Sheet Arrangements). Further discussion on the 2012 refinancing of unconsolidated debt is described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s financial statements.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash flow provided by operating activities	$304,196	$273,195	$278,124
Cash flow (used for) provided by investing activities	(588,430)	200,696	31,762
Cash flow provided by (used for) financing activities	274,763	(451,854)	(317,065)

Operating Activities:    The change in cash flow from operating activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily was due to additional cash flow from acquired properties, changes in restricted cash and increased distributions from joint ventures offset by the settlement of accreted debt discount on repayment of senior convertible notes.

Investing Activities:    The change in cash flow from investing activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily was due to an increase in asset acquisitions as well as an increase in contributions and advances to unconsolidated joint ventures, primarily the BRE DDR Retail Holdings, LLC joint venture discussed below.

Financing Activities:    The change in cash flow from financing activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily was due to an increase in proceeds from the issuance of common shares, preferred shares and debt in 2012, partially offset by an increase in debt repayments and dividend payments in 2012.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $169.8 million in 2012, as compared to $92.8 million of cash dividends paid in 2011 and $62.5 million of cash dividends paid in 2010. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2012.

The Company declared cash dividends of $0.48 per common share in 2012. In January 2013, the Company declared its first quarter 2013 dividend of $0.135 per common share payable on April 2, 2013, to shareholders of record at the close of business on March 14, 2013. The Board of Directors of the Company will continue to monitor the 2013 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2012 Strategic Transaction Activity

Acquisitions

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential. Further discussion on these acquisitions is described in Note 3, “Acquisitions,” of the Company’s financial statements.

In 2012, the Company acquired nine shopping centers, five of which were acquired from its unconsolidated joint venture partners. The four assets acquired from third parties (one in Arizona, one in Illinois and two in

North Carolina) aggregate 2.0 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $324.0 million. The Company assumed $24.4 million of mortgage debt at a fair market value of $25.4 million in connection with these acquisitions. The five properties acquired from unconsolidated joint venture partners (two in Arizona, two in Missouri and one in Oregon) aggregate 1.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $339.4 million. The Company funded these acquisitions in part with proceeds from the issuance of common shares through its continuous equity program.

BRE DDR Retail Holdings, LLC

In June 2012, a joint venture between consolidated affiliates of the Company and Blackstone acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of GLA. These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by a consolidated affiliate of the Company. The transaction was valued at $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options. The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with $150.0 million in preferred equity. The Company continues to provide leasing and property management services and has the right of first offer to acquire 10 of the assets under specified conditions. The Company funded its investment with proceeds from the forward equity agreements entered into in January 2012. The forward equity agreements were settled in June 2012, at which time the Company issued 19.0 million of its common shares for net proceeds of $231.2 million.

Dispositions

In 2012, the Company sold 24 shopping center properties and five office properties, aggregating 3.1 million square feet, and other consolidated non-income producing assets at an aggregate sales price of $193.2 million. The Company recorded a net gain of $9.7 million, which excludes the impact of an aggregate $143.7 million in related impairment charges that were recorded in prior periods related to the assets sold in 2012.

In 2012, the Company’s unconsolidated joint ventures had the following sales transactions, excluding those properties acquired by the Company as described above:

Joint Venture	Company’s Effective Ownership Percentage	Company- Owned Square Feet (Thousands)	Sales Price (Millions)(A)	Company’s Proportionate Share of Gain (Millions)(B)
Sonae Sierra Brasil BV Sarl I (three assets)(C)	33.3%	868	$102.7	$10.8
DDR Domestic Retail Fund I (one asset)	20.0%	43	6.8	0.1
DDRTC Core Retail Fund (two assets)	15.0%	793	116.3	0.2
DPG Realty Holdings LLC (two assets)	10.0%	157	5.5	—

		1,861	$231.3	$11.1

(A)	The Company also sold its 20% interest in an unconsolidated joint venture and received net proceeds of $7.5 million.

(B)	The Company’s proportionate share of gain was adjusted by basis differentials from the Company’s investment in the assets created by previously recorded deferred gains and impairment charges.

(C)	The proceeds from the sale of these assets were primarily retained by the joint venture to fund future development and acquisition activity.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into Prime Assets with long-term growth potential. The Company has been marketing certain non-Prime Assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through February 15, 2013, to sell real estate assets that are subject to contingencies. An aggregate loss of approximately $2 million could be recorded if all such sales were consummated on the terms as negotiated through February 15, 2013. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at December 31, 2012, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceeded the asset’s current carrying value at December 31, 2012. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company expended an aggregate of $82.4 million on a net basis, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties during 2012.

The Company is currently undertaking developments and redevelopment projects at 12 significant shopping centers (including one shopping center owned by a consolidated joint venture) at a projected aggregate net cost of approximately $292.3 million. At December 31, 2012, $192.7 million of costs had been incurred in relation to these redevelopment projects. In addition, the Company’s unconsolidated joint ventures have projects being developed and have incurred $228.7 million in project costs. An expected $350.5 million of costs is projected to be incurred attributable to projects under development at the Company’s joint venture in Brazil, of which $274.4 million of costs had been incurred at December 31, 2012.

The Company and its joint venture partners intend to commence construction on various other developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

At December 31, 2012, the Company had $273.2 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

The Company will continue to closely monitor its expected spending in 2013 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2013, excluding projects through Sonae Sierra Brasil. The projects in Brazil are expected to be funded with operating cash flow generated by Sonae Sierra Brasil, proceeds from asset sales or proceeds from the local debt financing completed by Sonae Sierra Brasil in the first quarter of 2012.

One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s deleveraging strategy, the Company generally adheres to strict investment criteria thresholds. The revised underwriting criteria, generally followed for the past three years, includes a higher cash-on-cost project return threshold and incorporates a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

2011 Strategic Transaction Activity

Strategic Purchase and Sale Transactions

The Company sold its open-air mall, Town Center Plaza, in Kansas City, Kansas, to Glimcher Realty Trust (NYSE: GRT) (“Glimcher”) for approximately $139 million. Glimcher sold its power center, Polaris Towne Center, in Columbus, Ohio, to the Company for $79.6 million. The Company recognized a gain of $62.4 million in connection with the sale of Town Center Plaza.

Acquisitions

In 2011, the Company acquired four shopping centers (Polaris Towne Center in Columbus, Ohio, as discussed above, Chapel Hills East in Colorado Springs, Colorado, and Cotswold Village Shopping Center and Terraces at South Park, both in Charlotte, North Carolina) aggregating 1.2 million square feet of Company-owned GLA for an aggregate purchase price of $189.6 million. The Company assumed $112.2 million of mortgage debt at a fair market value of $122.9 million in connection with these acquisitions. In 2011, the Company acquired its partners’ 50% ownership interests in two shopping centers for an aggregate gross purchase price of $79.7 million. The Company acquired these assets pursuant to the terms of the respective underlying joint venture agreements. The Company funded these acquisitions in part with proceeds from the issuance of common shares through its continuous equity program. These acquisitions are more fully described in Note 3, “Acquisitions,” of the Company’s financial statements.

Dispositions

In 2011, the Company sold 33 shopping center properties and one office property, aggregating 2.9 million square feet, for an aggregate sales price of $271.6 million. In addition, the Company sold $58.0 million of consolidated non-income producing assets or interests in assets. The Company recorded a net loss of $47.2 million, which excludes the impact of $92.1 million in related impairment charges recorded in prior periods.

In 2011, the Company’s unconsolidated joint ventures sold seven shopping center properties, excluding those properties acquired by the Company as described above, aggregating 1.3 million square feet, for an aggregate sales price of $131.3 million, of which the Company’s proportionate share of the gain was approximately $10.1 million.

Developments and Redevelopments

During 2011, the Company expended an aggregate of $50.8 million on a net basis, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties.

2010 Strategic Transaction Activity

Dispositions

In 2010, the Company sold 31 shopping center properties in various states, aggregating 2.9 million square feet, at a sales price of $150.7 million. The Company recorded a net gain of $5.8 million, which excludes the impact of $77.3 million in related impairment charges.

In 2010, the Company’s unconsolidated joint ventures sold 36 shopping center properties aggregating 5.6 million square feet, for an aggregate sales price of $615.8 million of which the Company’s proportionate share of the gain was approximately $4.9 million, after adjusting for impairment charges previously recorded against its investment in the joint venture.

Developments, Redevelopments and Expansions

During 2010, the Company expended an aggregate of $102.7 million, net, after deducting sales proceeds from outlot sales, to develop, expand, improve and re-tenant various consolidated properties.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties, two management companies and one development company. Such arrangements are generally with institutional investors located throughout the United States and Brazil.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at December 31, 2012, were as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company-Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%		39 shopping centers in several states	10.8	$1,038.9
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	923.3
BRE DDR Retail Holdings, LLC	5.0	%(B)	46 shopping centers in several states	10.6	940.0
Sonae Sierra Brasil BV Sarl	33.3%		Eight shopping centers, a management company and two development projects in Brazil	3.3	377.8
DDR — SAU Retail Fund LLC	20.0%		27 shopping centers in several states	2.4	182.6

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

(B)	Excludes interest owned through $150.0 million preferred equity investment. See 2012 Strategic Transaction Activity.

Funding for Unconsolidated Joint Ventures

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $7.6 million at December 31, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $253.4 million at December 31, 2012, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount is the $154.6 million in preferred equity with a fixed distribution rate of 10% due from BRE DDR Retail Holdings, LLC. Also included in this amount is $66.9 million of financing that the Company advanced to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points or 12% and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance is reserved in full. In addition, the Company guaranteed annual base rental income at certain centers held through Service Holdings, aggregating $2.2 million at December 31, 2012.

The Company has not recorded a liability for the guaranty, as the subtenants of Service Holdings are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guaranty (see Coventry II Fund discussion below).

Coventry II Fund

At December 31, 2012, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Item 3. Legal Proceedings).

As of December 31, 2012, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $3.6 million. In November 2012, the Company sold its 20% investment in the Coventry II DDR Montgomery Farm LLC joint venture. In addition to its existing equity and notes receivable, including the Bloomfield Loan, the Company has provided partial payment guaranties to third-party lenders in connection with the financing for four of the Coventry II Fund projects. The amount of each such guaranty is not greater than the proportion of the Company’s investment percentage in the underlying projects, and the aggregate amount of the Company’s guaranties was $10.1 million at December 31, 2012.

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

A summary of the Coventry II Fund investments as of December 31, 2012, is as follows:

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at December 31, 2012
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A),(B),(C),(D)
Coventry II DDR Buena Park LLC	Buena Park, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	14.1	(B),(E)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.5	(B),(C),(D),(E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.0
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	26.7	(B),(D),(E)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	149.6	(B),(C),(D)
Coventry II DDR Westover LLC	San Antonio, Texas	19.7	(B)
Service Holdings LLC	37 retail sites in several states	95.7	(B),(C),(D),(E)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.

(B)	As of February 15, 2013, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of February 15, 2013, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

(E)	As of February 15, 2013, the Company provided partial loan or interest payment guaranties that were not greater than the proportion of its investment interest.

Deconsolidation of Mervyns Joint Venture

The Mervyns Joint Venture which owned the underlying real estate assets formerly occupied by Mervyns, declared bankruptcy in 2008 and vacated all sites as of December 31, 2008. The Company owns a 50% interest in the Mervyns Joint Venture, which was previously consolidated by the Company. In 2010, the Mervyns Joint Venture received a notice of default from the servicer for the non-recourse loan secured by all of the remaining former Mervyns stores due to the nonpayment of required monthly debt service. Also, in 2010, the court appointed a third-party receiver to manage and liquidate the remaining former Mervyns sites. Due to the receiver appointment, the Company no longer had the contractual ability to direct the activities that most significantly affected the economic performance of the Mervyns Joint Venture, nor did it have the obligation to absorb losses or receive a benefit from the Mervyns Joint Venture that could potentially be significant to the entity. As a result, the Company deconsolidated the assets and obligations of the Mervyns Joint Venture. The Mervyns Joint Venture no longer owns any of the assets as of December 31, 2012.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $4.2 billion and $3.7 billion at December 31, 2012 and 2011, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $15.4 million at December 31, 2012, including guaranties associated with the Coventry II Fund joint ventures.

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

For the year ended December 31, 2012, net losses were not material related to the foreign currency-denominated debt agreements and were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $4.3 billion at December 31, 2012, as compared to $4.1 billion and $4.3 billion at December 31, 2011 and 2010, respectively.

Debt and equity financings are summarized as follows (in millions):

	2012		2011	2010
Equity:
Common shares	$510.7	(A)	$190.2	$454.4
Preferred Shares	200.0	(B)	—	—
Debt:
Unsecured notes	450.0	(C)	300.0	600.0
Unsecured Term Loan	350.0	(D)	—	—
Convertible unsecured notes	—		—	350.0
Construction	—		15.2	3.4
Mortgage financing	368.0	(E)	201.0	—
Mortgage debt assumed	24.4		112.2	—

Total debt	1,192.4		628.4	953.4

	$1,903.1		$818.6	$1,407.8

(A)	The Company issued 36.5 million shares in 2012. The net proceeds were used primarily to fund the acquisition of assets.

(B)	In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J Preferred Shares at a price of $500.00 per share (or $25.00 per depositary share). The net proceeds from the issuance of the Class J Preferred Shares were used to redeem all of the Company’s 7.50% Class I Preferred Shares at a redemption price of $500.00 per share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.75 per share (or $0.1875 per depositary share). The Company recorded a charge of $5.8 million to net income attributable to common shareholders in 2012 due to the write-off of the Class I Preferred Shares original issuance costs.

(C)	In 2012, the Company issued $450 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. Of these notes, $150 million was issued in November 2012 at a premium to par value.

(D)	In January 2012, the Company entered in an unsecured term loan (“Unsecured Term Loan”). At December 31, 2012, the Unsecured Term Loan consisted of a $50 million tranche at a rate of LIBOR plus 170 basis points that matures on January 31, 2017, and a $300 million tranche at a rate of LIBOR plus 210 basis points that matures on January 31, 2019. Borrowings under the Unsecured Term Loan bear interest at LIBOR plus a margin based upon DDR’s long-term senior unsecured debt ratings. Additionally, the Company entered into interest rate swaps on the $50 million, five-year tranche to fix the interest rate at 2.3% and the $300 million, seven-year tranche to fix the interest rate at 3.4%.

(E)	In January 2012, the Company entered in a $103.0 million mortgage loan (“Mortgage Loan”). The Mortgage Loan has a seven-year term, bears interest at 3.4% secured and is collateralized by three shopping centers. In December 2012, the Company completed a seven-year, 3.95% fixed-rate, $265 million mortgage collateralized by four shopping centers. As a result, the Company unencumbered two properties.

CAPITALIZATION

At December 31, 2012, the Company’s capitalization consisted of $4.3 billion of debt, $405 million of preferred shares and $4.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.66, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2012), resulting in a debt to total market capitalization ratio of 0.45 to 1.0, as compared to the ratios of 0.52 to 1.0 and 0.51 to 1.0 at December 31, 2011 and 2010, respectively. The closing prices of the common shares on the New York Stock Exchange were $12.17 and $14.09 at December 31, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company’s total debt consisted of the following (in billions):

	At December 31,
	2012	2011
Fixed-rate debt(A)	$3.9	$3.6
Variable-rate debt	0.4	0.5

	$4.3	$4.1

(A)	Includes $632.8 million and $284.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at December 31, 2012 and 2011, respectively.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s Investors Service, Standard and Poor’s and Fitch. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$4,307.6	$66.6	$1,287.4	$835.0	$2,118.6
Interest payments(A)	1,083.5	204.9	377.1	264.9	236.6
Operating leases	136.0	3.7	7.1	6.6	118.6

Total	$5,527.1	$275.2	$1,671.6	$1,106.5	$2,473.8

(A)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2012, including capitalized interest. For variable-rate debt, the rate in effect at December 31, 2012 (or the pricing and term of the amended Revolving Credit Facilities and Secured Term Loan entered into in January 2013), is assumed to remain in effect until the respective initial maturity date of each instrument.

The Company has loans receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets. The Company had six notes receivable outstanding at both December 31, 2012 and 2011.

At December 31, 2012, the Company had letters of credit outstanding of $44.4 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $34.9 million for its wholly-owned and consolidated joint venture properties at December 31, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

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

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At December 31, 2012, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.0 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, health and welfare benefits, participation in Company retirement plans, and reimbursement of various qualified business expenses. These employment agreements may also provide for certain perquisites (e.g., disability insurance coverage, reimbursement of country or social club expenses related to the conduct of the Company’s business, etc.). The employment agreements for the Company’s Chief Executive Officer and certain other senior executive officers extend through December 31, 2015, and are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

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

ECONOMIC CONDITIONS

The Company believes there has been a favorable shift in the supply-and-demand dynamic for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for 2013 and 2014. The Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 11.3 million square feet of space for both new leases and renewals for the year ended December 31, 2012. The Company also benefits from its real estate asset class (shopping centers) typically have a higher return on capital expenditures, as well as a diversified tenant base with only one tenant exceeding 3.0% of total 2012 consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.0%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, TJX Companies, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or to downsize and close stores. Overall, the Company believes its portfolio remains stable. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy rate was at 91.5% at December 31, 2012, as compared to 89.1% at December 31, 2011. Notwithstanding the lower occupancy rate compared to historic levels, the Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $13.66 at December 31, 2012, as compared to $13.81 at December 31, 2011. The decrease in the average annualized base rent per square foot primarily was due to exchange rate fluctuations with the Brazilian Real, the sale of assets in Brazil and the inclusion of the BRE DDR Retail Holdings, LLC assets in 2012. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for leases executed during 2012 for the U.S. portfolio was only $2.92 per rentable square foot. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Summary of Significant Accounting Policies,” of the Company’s financial statements.

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

•

International ownership and development activities carry risks in addition to those the Company faces with its domestic properties and operations. Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition. These risks include the following:

¡	Adverse effects of changes in exchange rates for foreign currencies;

¡	Changes in foreign political or economic environments;

¡	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

¡	Different lending practices;

¡	Cultural and consumer differences;

¡	Changes in applicable laws and regulations in the United States that affect foreign operations;

¡	Difficulties in managing international operations and

¡	Obstacles to the repatriation of earnings and cash.

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2012				December 31, 2011
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$3,885.0	5.3	5.1%	89.9%	$3,571.2	4.3	6.1%	87.0%
Variable-Rate Debt(A)	$434.1	3.0	1.9%	10.1%	$533.4	3.6	2.1%	13.0%

(A)	Adjusted to reflect the $632.8 million and $284.1 million of variable-rate debt that LIBOR was swapped to at a fixed rate of 1.3% and 2.9% at December 31, 2012 and 2011, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	December 31, 2012				December 31, 2011
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,083.7	$518.6	4.0	5.3%	$3,086.1	$646.2	3.6	5.7%
Variable-Rate Debt	$1,162.7	$206.3	4.3	6.9%	$656.1	$126.7	3.8	5.7%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2012 and 2011, the interest rate on the Company’s $632.8 million and $284.1 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

In the second quarter of 2012, the Company entered into two treasury locks with a notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of unsecured notes in June 2012. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive loss and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $632.8 million and $284.1 million of variable-rate debt that was swapped to a fixed rate at December 31, 2012 and 2011, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at December 31, 2012 and 2011, is summarized as follows (in millions):

	December 31, 2012					December 31, 2011
	Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates
Company’s fixed-rate debt	$3,885.0	$4,311.8	(A)	$4,132.2	(B)	$3,571.2	$3,757.9	(A)	$3,690.5	(B)
Company’s proportionate share of joint venture fixed-rate debt	$518.6	$528.1		$510.2		$646.2	$633.2		$617.0

(A)	Includes the fair value of interest rate swaps, which was a liability of $17.1 million and $8.8 million at December 31, 2012 and 2011, respectively.

(B)	Includes the fair value of interest rate swaps, which was an asset of $7.8 million at December 31, 2012, and a liability of $1.9 million at December 31, 2011.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2012, would result in an increase in interest expense of approximately $4.3 million for the Company and $2.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2012, the Company had no other material exposure to market risk.

Item 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website) and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations—Corporate Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Director” and “—Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2013 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2013 Proxy Statement”), and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Compensation of Directors” and “Executive Compensation” contained in the Company’s 2013 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s 2013 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2012, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,596,434	(2)	$25.70	8,908,606
Equity compensation plans not approved by security holders	—		—	N/A

Total	2,596,434		$25.70	8,908,606

(1)	Includes the Company’s 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 2,416,315 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Corporate Governance—Independent Directors” and “Certain Transactions” sections of the Company’s 2013 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2013 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Register Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Operations for the three years ended December 31, 2012.

Consolidated Statements of Comprehensive Loss for the three years ended December 31, 2012.

Consolidated Statements of Equity for the three years ended December 31, 2012.

Consolidated Statements of Cash Flows for the three years ended December 31, 2012.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2012.

III — Real Estate and Accumulated Depreciation at December 31, 2012.

IV — Mortgage Loans on Real Estate at December 31, 2012.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brasil BV Sarl and DDRM Properties LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

b)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 31, 2012	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2012; File No. 001-11690)

3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC August 1, 2012; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on Form 8-K (Filed with the SEC on August 1, 2012; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

Exhibit No.Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-184221 (Filed with the SEC on October 1, 2012)

4	4.22	Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Filed herewith

4	4.23	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.25	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.26	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.27	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Amendment No. 2 to the Eight Amended and Restated Credit Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.29	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.30	First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.31	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Filed herewith.

10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	2012 Equity and Incentive Compensation Plan*	From S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.19	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.20	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.21	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.22	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Value Sharing Equity Program Award Shares Agreement*	Filed herewith

10	10.24	2013 Value Sharing Equity Program*	Filed herewith

10	10.25	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.26	First Amendment to the Amended and Restated Employment Agreement, dated December 31, 2012, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.27	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.28	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.29	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.30	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.32	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.33	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.34	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2012; File No. 001-11690)

10	10.35	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.36	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.37	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.38	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.39	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.40	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Filed herewith

23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DDR Corp.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brasil BV Sarl and DDRM Properties LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DDR Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Cleveland, Ohio

March 1, 2013

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
Assets
Land	$1,900,401	$1,844,125
Buildings	5,773,961	5,461,122
Fixtures and tenant improvements	489,626	379,965

	8,163,988	7,685,212
Less: Accumulated depreciation	(1,670,717)	(1,550,066)

	6,493,271	6,135,146
Land held for development and construction in progress	475,123	581,627
Real estate held for sale, net	—	2,290

Total real estate assets, net	6,968,394	6,719,063
Investments in and advances to joint ventures	613,017	353,907
Cash and cash equivalents	31,174	41,206
Restricted cash	23,658	30,983
Accounts receivable, net	126,228	117,463
Notes receivable, net	68,718	93,905
Deferred charges, less accumulated amortization of $31,071 and $27,848, respectively	42,498	45,272
Other assets, net	182,150	67,626

	$8,055,837	$7,469,425

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,147,097	$2,139,718
Unsecured term loan	350,000	—
Revolving credit facilities	147,905	142,421

	2,645,002	2,282,139
Secured indebtedness:
Secured term loan	400,000	500,000
Mortgage and other secured indebtedness	1,274,141	1,322,445

	1,674,141	1,822,445

Total indebtedness	4,319,143	4,104,584
Accounts payable and other liabilities	326,024	257,821
Dividends payable	44,210	29,128

	4,689,377	4,391,533

Commitments and contingencies (Note 9)
DDR Equity
Preferred shares (Note 10)	405,000	375,000
Common shares, with par value, $0.10 stated value; 500,000,000 shares authorized; 315,239,299 and 277,114,784 shares issued at December 31, 2012 and 2011, respectively	31,524	27,711
Paid-in capital	4,629,257	4,138,812
Accumulated distributions in excess of net income	(1,694,822)	(1,493,353)
Deferred compensation obligation	15,556	13,934
Accumulated other comprehensive loss	(27,925)	(1,403)
Less: Common shares in treasury at cost: 977,673 and 833,934 shares at December 31, 2012 and 2011, respectively	(16,452)	(15,017)

Total DDR shareholders’ equity	3,342,138	3,045,684
Non-controlling interests	24,322	32,208

Total equity	3,366,460	3,077,892

	$8,055,837	$7,469,425

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenues from operations:
Minimum rents	$542,900	$498,079	$490,058
Percentage and overage rents	5,117	6,057	5,435
Recoveries from tenants	174,097	163,123	162,046
Fee and other income	78,261	82,570	84,393

	800,375	749,829	741,932

Rental operation expenses:
Operating and maintenance	128,821	128,873	123,201
Real estate taxes	104,256	97,382	98,845
Impairment charges	105,395	67,912	84,855
General and administrative	76,444	85,221	85,573
Depreciation and amortization	248,781	215,928	202,981

	663,697	595,316	595,455

Other income (expense):
Interest income	15,799	9,832	7,302
Interest expense	(221,424)	(224,024)	(209,643)
(Loss) gain on debt retirement, net	(13,495)	(89)	485
Gain (loss) on equity derivative instruments	—	21,926	(40,157)
Other income (expense), net	(17,880)	(5,002)	(24,148)

	(237,000)	(197,357)	(266,161)

Loss before earnings from equity method investments and other items	(100,322)	(42,844)	(119,684)
Equity in net income of joint ventures	35,250	13,734	5,600
Impairment of joint venture investments	(26,671)	(2,921)	(227)
Gain on change in control and sale of interests, net	78,127	25,170	—

Loss before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(13,616)	(6,861)	(114,311)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,160)	(1,025)	(47,942)

Loss from continuing operations	(14,776)	(7,886)	(162,253)
Loss from discontinued operations	(16,416)	(18,590)	(86,786)

Loss before gain on disposition of real estate	(31,192)	(26,476)	(249,039)
Gain on disposition of real estate, net of tax	5,863	7,079	1,318

Net loss	$(25,329)	$(19,397)	$(247,721)

Non-controlling interests	(493)	3,543	38,363

Net loss attributable to DDR	$(25,822)	$(15,854)	$(209,358)

Write-off of preferred share original issuance costs	(5,804)	(6,402)	—
Preferred dividends	(28,645)	(31,587)	(42,269)

Net loss attributable to DDR common shareholders	$(60,271)	$(53,843)	$(251,627)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.13)	$(0.78)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.20)	$(1.03)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.21)	$(0.78)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.28)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net loss	$(25,329)	$(19,397)	$(247,721)
Other comprehensive (loss) income:
Foreign currency translation	(14,075)	(21,527)	3,588
Change in fair value of interest-rate contracts	(13,094)	(5,978)	10,261
Amortization of interest-rate contracts	921	56	(430)

Total other comprehensive (loss) income	(26,248)	(27,449)	13,419

Comprehensive loss	$(51,577)	$(46,846)	$(234,302)

Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(493)	3,543	38,363
Foreign currency translation	(274)	400	2,678

Total comprehensive (income) loss attributable to non-controlling interests	(767)	3,943	41,041

Total comprehensive loss attributable to DDR	$(52,344)	$(42,903)	$(193,261)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts)

	DDR Corp.
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2009	$555,000	$20,174	$3,374,528	$(1,098,661)	$17,838	$9,549	$(15,866)	$89,774	$2,952,336
Cumulative effect of adoption of a new accounting standard (Note 1)	—	—	—	(7,848)	—	—	—	(12,384)	(20,232)
Deconsolidation of interests	—	—	—	—	—	—	—	3,876	3,876
Issuance of 212,349 common shares related to related to stock plans	—	21	1,232	—	—	—	109	—	1,362
Issuance of 52,792,716 common shares for cash	—	5,279	433,473	—	—	—	1,678	—	440,430
Convertible debt instruments	—	—	52,497	—	—	—	—	—	52,497
Issuance of restricted stock	—	153	(199)	—	741	—	(1,542)	—	(847)
Vesting of restricted stock	—	—	4,761	—	(4,261)	—	983	—	1,483
Stock-based compensation	—	—	2,698	—	—	—	—	—	2,698
Contributions from non-controlling interests	—	—	—	—	—	—	—	746	746
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,886)	(2,886)
Dividends declared-common shares	—	—	—	(20,205)	—	—	—	—	(20,205)
Dividends declared-preferred shares	—	—	—	(42,269)	—	—	—	—	(42,269)
Comprehensive loss	—	—	—	(209,358)	—	16,097	—	(41,041)	(234,302)

Balance, December 31, 2010	555,000	25,627	3,868,990	(1,378,341)	14,318	25,646	(14,638)	38,085	3,134,687
Issuance of 178,081 common shares related to stock plans	—	18	979	—	—	—	432	—	1,429
Issuance of 10,000,000 common shares related to exercise of warrants	—	1,000	133,310	—	—	—	—	—	134,310
Issuance of 9,500,000 common shares for cash offering	—	950	128,715	—	—	—	—	—	129,665
Issuance of restricted stock	—	116	(6,357)	—	530	—	6,238	—	527
Vesting of restricted stock	—	—	2,985	—	(914)	—	(7,049)	—	(4,978)
Stock-based compensation	—	—	3,788	—	—	—	—	—	3,788
Contributions from non-controlling interests	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,308)	(2,308)
Redemption of preferred shares	(180,000)	—	6,402	(6,402)	—	—	—	—	(180,000)
Dividends declared-common shares	—	—	—	(60,527)	—	—	—	—	(60,527)
Dividends declared-preferred shares	—	—	—	(32,229)	—	—	—	—	(32,229)
Comprehensive loss	—	—	—	(15,854)	—	(27,049)	—	(3,943)	(46,846)

Balance, December 31, 2011	375,000	27,711	4,138,812	(1,493,353)	13,934	(1,403)	(15,017)	32,208	3,077,892
Issuance of 322,481 common shares related to stock plans	—	32	2,741	—	—	—	262	—	3,035
Issuance of 36,334,587 common shares for cash offering	—	3,634	485,752	—	—	—	2,743	—	492,129
Issuance of preferred shares	200,000	—	(7,145)	—	—	—	—	—	192,855
Issuance of restricted stock	—	147	(2,334)	—	910	—	2,026	—	749
Vesting of restricted stock	—	—	2,818	—	712	—	(6,466)	—	(2,936)
Stock-based compensation	—	—	2,809	—	—	—	—	—	2,809
Contributions from non-controlling interests	—	—	—	—	—	—	—	492	492
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,145)	(9,145)
Redemption of preferred shares	(170,000)	—	5,804	(5,804)	—	—	—	—	(170,000)
Dividends declared-common shares	—	—	—	(141,152)	—	—	—	—	(141,152)
Dividends declared-preferred shares	—	—	—	(28,691)	—	—	—	—	(28,691)
Comprehensive loss	—	—	—	(25,822)	—	(26,522)	—	767	(51,577)

Balance, December 31, 2012	$405,000	$31,524	$4,629,257	$(1,694,822)	$15,556	$(27,925)	$(16,452)	$24,322	$3,366,460

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net loss	$(25,329)	$(19,397)	$(247,721)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	251,085	230,332	227,304
Stock-based compensation	7,553	7,439	6,459
Amortization of deferred finance costs and settled interest rate protection agreements	14,110	14,737	13,269
Accretion of convertible debt discount	10,884	14,914	8,204
Loss (gain) on debt retirement, net	505	89	(485)
(Gain) loss on equity derivative instruments	—	(21,926)	40,157
Settlement of accreted debt discount on repurchase of senior convertible notes	(17,294)	(9,937)	(8,358)
Net cash paid from interest rate hedging contracts	(4,689)	(2,285)	—
Equity in net income of joint ventures	(35,250)	(13,734)	(5,600)
Impairment of joint venture investments	26,671	2,921	227
Net gain on change in control and sale of interests	(78,127)	(29,886)	(5,221)
Operating cash distributions from joint ventures	13,165	9,424	7,334
Gain on disposition of real estate	(9,710)	(47,242)	(7,093)
Impairment charges and loan loss reserves	130,771	130,844	171,900
Premium on issuance of senior notes	13,835	—	—
Change in notes receivable accrued interest	(6,314)	(1,784)	(3,005)
Change in restricted cash	3,290	(4,317)	(10,876)
Net change in accounts receivable	326	7,358	21,045
Net change in accounts payable and accrued expenses	2,580	1,760	4,323
Net change in other operating assets and liabilities	6,134	3,885	66,261

Total adjustments	329,525	292,592	525,845

Net cash flow provided by operating activities	304,196	273,195	278,124

Cash flow from investing activities:
Proceeds from disposition of real estate	172,231	344,231	156,374
Real estate developed or acquired, net of liabilities assumed	(586,904)	(217,861)	(164,391)
Equity contributions to joint ventures	(54,976)	(7,719)	(30,311)
(Issuances) repayments of joint venture advances, net	(149,921)	22,378	442
Distributions of proceeds from sale and refinancing of joint venture interests	18,120	21,911	24,339
Return of investments in joint ventures	11,955	9,466	22,094
Issuance of notes receivable	(10,239)	(10,000)	(62,958)
Repayment of notes receivable	1,080	33,208	—
Decrease in restricted cash — capital improvements	10,224	5,082	86,173

Net cash flow (used for) provided by investing activities	(588,430)	200,696	31,762

Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	5,511	(138,098)	(492,224)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses, of $1,345, $350 and $1,183 in 2012, 2011 and 2010, respectively	439,892	295,495	933,370
Repayment of senior notes	(445,682)	(207,858)	(541,606)
Proceeds from mortgages and other secured debt	718,506	186,956	23,686
Repayment of term loans and mortgage debt	(785,588)	(499,767)	(601,678)
Payment of debt issuance costs	(5,622)	(13,993)	(13,773)
Redemption of preferred shares	(170,000)	(180,000)	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses, of $1,055, $835 and $998 in 2012, 2011 and 2010, respectively	492,129	129,684	440,430
Proceeds from issuance of common shares related to the exercise of warrants	—	59,978	—
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses, of $845 in 2012	192,855	—	—
Repurchase of common shares in conjunction with equity award plans	(3,841)	(6,655)	(1,763)
Contributions from non-controlling interests	492	374	746
Distributions to non-controlling interests and redeemable operating partnership units	(9,128)	(2,250)	(2,886)
Dividends paid	(154,761)	(75,720)	(61,367)

Net cash provided by (used for) financing activities	274,763	(451,854)	(317,065)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(9,471)	22,037	(7,179)
Effect of exchange rate changes on cash and cash equivalents	(561)	(247)	423
Cash and cash equivalents, beginning of year	41,206	19,416	26,172

Cash and cash equivalents, end of year	$31,174	$41,206	$19,416

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

DDR Corp. and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities, which are generally collateralized directly or indirectly by shopping centers. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures. The Company’s tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

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

At December 31, 2012 and 2011, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $184.6 million and $289.5 million, respectively, mortgages of $21.5 million and $23.5 million, respectively, and other liabilities of $1.9 million and $28.7 million, respectively.

Prior to June 15, 2012, the Company deconsolidated its interest in consolidated joint venture entities or assets, which the Company considered in-substance real estate when it no longer possessed a controlling financial interest in the entity. In 2011 and 2010, the Company had consolidated joint ventures that transferred their interest in the real estate to the control of a court-appointed receiver. Following the appointment of the receiver, the Company no longer had any effective economic rights or obligations in these entities. Subsequent to the deconsolidation of these joint ventures, the Company accounted for its retained interest in these joint venture investments, which approximated zero at December 31, 2011, under the cost method of accounting because the Company did not have the ability to exercise significant influence. Upon deconsolidation, the Company recorded $4.7 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively, as Gain on Deconsolidation of Interests because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint ventures. The revenues and expenses associated with the entities for all of the periods presented, including the Gain on Deconsolidation of Interests, are classified within discontinued operations in the consolidated statements of operations (Note 12).

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Mortgages and liability assumed from acquisitions	$42.3	$137.8	$—
Consolidation of the net assets (excluding mortgages disclosed below) of previously unconsolidated joint ventures	383.0	87.8	—
Mortgages assumed of previously unconsolidated joint ventures	246.2	50.1	—
Deconsolidation of net assets from the adoption of ASC 810	—	—	20.2
Reduction of non-controlling interests from the adoption of ASC 810	—	—	12.4
Deconsolidation of net assets	—	5.0	15.2
Reduction of non-controlling interests due to deconsolidation of Mervyns Joint Venture	—	—	3.9
Foreclosure of note receivable and transfer of collateral	—	—	19.0
Equity derivative liability – affiliate	—	74.3	—
Write-off of preferred share original issuance costs	5.8	6.4	—
Dividends declared	44.2	29.1	12.1
Accounts payable related to construction in progress	18.2	3.4	3.3

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

Real Estate

Real estate assets, which include construction in progress and land held for development, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Land held for development and construction in progress includes land held for future development as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct and incremental internal construction costs and software development and implementation costs of $10.5 million, $9.1 million and $9.7 million in 2012, 2011 and 2010, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangible assets generally consisting of: (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the estimated terms of any below-market, fixed-rate renewal options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with the anchor tenants. Such amounts are amortized to depreciation and amortization expense over the weighted average remaining initial term (and expected renewal periods for tenant relationships).

Intangible assets associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets. In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off. At December 31, 2012 and 2011, below-market leases aggregated a net liability of $50.4 million and $29.5 million, respectively. At December 31, 2012 and 2011, above-market leases aggregated a net asset of $17.7 million and $2.8 million, respectively. The estimated future amortization income, net, associated with the Company’s above- and below-market leases, is $0.1 million, $0.5 million, $0.7 million, $1.4 million and $2.1 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective and requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of impairment losses may be different, and such differences could be material to the consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If such impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges, including those classified within discontinued operations, of $126.5 million, $125.8 million, and $171.9 million (Note 11) related to consolidated real estate investments during the years ended December 31, 2012, 2011 and 2010, respectively.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Disposition of Real Estate and Real Estate Investments

Sales of real estate include the sale of land, operating properties and investments in real estate joint ventures. Gains from dispositions are recognized using the full accrual or partial sale methods, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. If the criteria for sale recognition or gain recognition are not met because of a form of continuing involvement, the accounting for such transactions is dependent on the nature of the continuing involvement. In certain cases, a sale might not be recognized, and in others all or a portion of the gain might be deferred.

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

Interest paid during the years ended December 31, 2012, 2011 and 2010 aggregated $209.3 million, $218.6 million and $221.5 million, respectively, of which $13.3 million, $12.7 million and $12.2 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis is different from the basis reflected at the unconsolidated joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. The Company recorded aggregate impairment charges of $26.7 million, $2.9 million and $0.2 million (Note 11) related to its investments in unconsolidated joint ventures during the years ended December 31, 2012, 2011 and 2010, respectively. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and, where appropriate, amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted cash represents amounts with financial institutions primarily for debt service payments, real estate taxes, capital improvements, operating reserves and a bond sinking fund as required pursuant to the respective loan agreement.

Accounts Receivable

The Company makes estimates of the amounts that it believes will not be collected related to base rents, straight-line rents receivable, expense reimbursements and other amounts owed. The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $10.8 million and $19.3 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, straight-line rents receivable, net of a provision for uncollectible amounts of $3.6 million and $3.2 million, respectively, aggregated $58.2 million and $55.7 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real-estate related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of its loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with expense reimbursements from tenants are recognized in the period that the related expenses are incurred based upon the tenant lease provision. Fee and other income includes management fees recorded in the period earned based on a percentage of collected revenue at the properties under management. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest. Ancillary and other property-related income, primarily composed of leasing vacant space to temporary tenants and kiosk income, is recognized in the period earned. Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.

Fee and other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Management, development, financing and other fee income	$43,811	$47,539	$54,592
Ancillary and other property income	27,665	28,527	20,196
Lease termination fees	6,401	5,897	7,482
Other miscellaneous	384	607	2,123

Total fee and other income	$78,261	$82,570	$84,393

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred as they are not eligible for capitalization.

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

For the years ended December 31, 2012, 2011 and 2010, stock-based compensation cost recognized by the Company was $6.4 million, $6.8 million and $5.7 million, respectively. This amount includes $0.2 million, $1.6 million and $0.4 million as a result of accelerated vesting of awards due to employee separations in 2012, 2011 and 2010, respectively.

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

Foreign Currency Translation

The financial statements of the Company’s international consolidated and unconsolidated joint venture investments are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, an average exchange rate for each period for revenues, expenses, gains and losses, and at the transaction date for impairments or sales, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Loss. Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred. Foreign currency gains or losses from changes in exchange rates were not material to the consolidated operating results.

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

New Accounting Standards Implemented

Presentation of Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of equity, which was the Company’s previous presentation, and requires presentation of reclassification adjustments from other comprehensive income to net income in a single note or on the face of the financial statements. The Company presented the components of comprehensive income in a separate statement beginning December 31, 2011. The effective date for the presentation of reclassification adjustments is for annual and interim reporting periods beginning after December 15, 2012 (the first quarter of 2013 for the Company). When adopted, this guidance is not expected to materially impact the Company’s consolidated financial statements.

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurements and Disclosures (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, whereas they are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs will be required. Entities will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The Company’s adoption of this guidance did not have a material impact on its financial statements.

Derecognition of in Substance Real Estate

In November 2011, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus, ASU 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification.” This guidance clarifies that ASC 360-20, “Property Plant and Equipment – Real Estate Sales” (“ASC 360-20”) is the authoritative guidance when an investor loses control of real estate to a lender as a result of defaulting on a loan. Therefore, the investor is precluded from derecognizing the real estate until legal ownership has been transferred to the lender. The accounting for this fact pattern was addressed by the EITF due to diversity in practice. Under the Company’s historical accounting policies, it believed that it no longer had the contractual ability to direct the activities that most significantly affected the economic performance of entities in the control of a lender. Therefore, the Company’s historical accounting policy for evaluating these transactions was based upon ASC 810. The Company applied this consensus on a prospective basis on June 15, 2102.

2.    Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures at December 31, 2012, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheets, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned
Sonae Sierra Brasil BV Sarl	33.3	Eight shopping centers, a management company and two development projects in Brazil
DDR Domestic Retail Fund I	20.0	59 grocery-anchored retail centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail centers in several states
DDR — SAU Retail Fund LLC	20.0	27 grocery-anchored retail centers in several states
DDRTC Core Retail Fund LLC	15.0	39 shopping centers in several states
Coventry II Joint Ventures	10.0 – 20.0	Four shopping centers in several states
BRE DDR Retail Holdings, LLC	5.0	46 shopping centers in several states
Other Joint Venture Interests	25.25 – 79.45	14 shopping centers in several states and a management company

The Company has a zero basis in the following equity method joint ventures at December 31, 2012, and has no intent or obligation to fund any further capital:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned
Coventry II Joint Ventures	0.0 – 20.0%	40 retail sites/centers in several states

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

Condensed combined financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2012(A)	2011
Condensed combined balance sheets
Land	$1,569,548	$1,400,469
Buildings	4,681,462	4,334,097
Fixtures and tenant improvements	244,293	189,940

	6,495,303	5,924,506
Less: Accumulated depreciation	(833,816)	(808,352)

	5,661,487	5,116,154
Land held for development and construction in progress	348,822	239,036

Real estate, net	6,010,309	5,355,190
Cash and restricted cash(B)	467,200	308,008
Receivables, net	99,098	108,038
Other assets	427,014	177,251

	$7,003,621	$5,948,487

Mortgage debt	$4,246,407	$3,742,241
Notes and accrued interest payable to DDR(C)	143,338	100,470
Other liabilities	342,614	214,370

	4,732,359	4,057,081
Redeemable preferred equity	154,556	—
Accumulated equity	2,116,706	1,891,406

	$7,003,621	$5,948,487

Company’s share of Accumulated Equity	$432,500	$402,242

(A)	Increase in the balance sheet at December 31, 2012, is primarily attributable to the investment in BRE DDR Retail Holdings, LLC, described later in this footnote, partially offset by asset sales.

(B)	Increase is due to the issuance of public debt by Sonae Sierra Brasil in 2012. The proceeds were used to fund development activities.

(C)	The Company has amounts receivable from several joint ventures aggregating $34.3 million and $3.0 million at December 31, 2012 and 2011, respectively, which are included Investments in and Advances to Joint Ventures on the consolidated balance sheets. The remaining amounts were fully reserved by the Company in prior years.

	For the Year Ended December 31,
	2012	2011	2010
Condensed combined statements of operations
Revenues from operations	$705,810	$659,978	$614,775

Operating expenses(A)	249,540	217,673	230,528
Impairment charges(B)	10,402	208,843	—
Depreciation and amortization	203,412	171,634	172,926
Interest expense	237,138	217,676	215,482

	700,492	815,826	618,936

Income (loss) before other items	5,318	(155,848)	(4,161)
Income tax expense (primarily Sonae Sierra Brasil), net	(25,444)	(38,598)	(20,247)
Other income(C)	—	—	10,592

Loss from continuing operations	(20,126)	(194,446)	(13,816)
Discontinued operations:
Loss from discontinued operations(D)	(52,619)	(64,056)	(23,508)
Gain on debt forgiveness	—	2,976	—
Gain (loss) on disposition of real estate, net of tax	11,739	18,705	(26,674)

Loss before gain on disposition of real estate, net	(61,006)	(236,821)	(63,998)
Gain on disposition of real estate, net	54,582	1,733	17

Net loss	$(6,424)	$(235,088)	$(63,981)

Non-controlling interests	(42,995)	(16,132)	(458)

Net loss attributable to unconsolidated joint ventures	$(49,419)	$(251,220)	$(64,439)

Company’s share of equity in net income (loss) of joint ventures(E)	$33,512	$(12,979)	$6,319

(A)	Operating expenses for the year ended December 31, 2012, include transaction costs associated with the formation of the unconsolidated joint venture, BRE DDR Retail Holdings, LLC, described later in this footnote.

(B)	For the years ended December 31, 2012 and 2011, the Company’s proportionate share was $0.6 million and $6.7 million, respectively.

(C)	The 2010 activity related to debt forgiveness on one property owned by a joint venture with the Coventry II Fund (hereinafter defined), in which the Company has a zero basis.

(D)	For the years ended December 31, 2012, 2011 and 2010, impairment charges included in discontinued operations related to asset sales were $46.8 million, $63.6 million and $21.0 million, respectively, of which the Company’s proportionate share was $0.5 million, $6.3 million and $0.7 million, respectively. The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments as discussed below.

(E)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero as the Company does not have the obligation or intent to fund any additional capital. Adjustments to the Company’s share of joint venture net income (loss) for these items are reflected as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Income (loss), net	$1.7	$26.7	$(0.7)

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended December 31,
	2012	2011
Company’s share of accumulated equity	$432.5	$402.2
Redeemable preferred equity and notes receivable from investments(A)	155.0	0.4
Basis differentials(B)	(5.9)	(48.1)
Deferred development fees, net of portion related to the Company’s interest	(2.9)	(3.6)
Notes and accrued interest payable to DDR	34.3	3.0

Investments in and Advances to Joint Ventures	$613.0	$353.9

(A)	Primarily relates to a $154.6 million preferred equity investment in BRE DDR Retail Holdings, LLC. See discussion regarding this newly formed unconsolidated joint venture later in this footnote.

(B)	This amount represents the aggregate difference between the Company’s historical cost basis and the equity basis reflected at the joint venture level. Basis differentials recorded upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into an unconsolidated joint venture at fair value. Other basis differentials occur primarily when the Company has purchased interests in existing unconsolidated joint ventures at fair market values, which differ from its proportionate share of the historical net assets of the unconsolidated joint ventures. In addition, certain transaction and other costs, including capitalized interest, reserves on notes receivable as discussed below and impairments of the Company’s investments that were other than temporary may not be reflected in the net assets at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Management and other fees	$28.6	$29.8	$34.0
Financing and other fees	—	0.1	0.3
Development fees and leasing commissions	8.7	7.0	7.2
Interest income	9.7	0.1	0.4

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

BRE DDR Retail Holdings, LLC

In June 2012, a joint venture between consolidated affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) acquired a portfolio of 46 shopping centers aggregating 10.6 million square feet of gross leasable area (“GLA”) (all references to GLA or square feet are unaudited). These assets were previously owned by EPN Group and managed by the Company. An affiliate of Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by a consolidated affiliate of the Company. The transaction was valued at $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt with a three-year term and two one-year extension options. The Company contributed $17.0 million to the joint venture for its common equity interest and also funded the joint venture with an investment in $150.0 million in preferred equity of the venture. The preferred equity has a fixed distribution rate of 10% per annum, which is recognized as interest income within the Company’s consolidated statements of operations and is classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets. The preferred equity entitles the Company to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. Blackstone has the right to defer up to 20% of the preferred equity fixed distribution. Any deferred and unpaid preferred equity distributions will continue to accrue at a fixed distribution rate of 10% per annum. The preferred equity is redeemable: (1) at Blackstone’s option, in part, after 18 months following acquisition of the properties, and in full, after two years following acquisition of the properties; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture. The Company provides leasing and property management services to all of the joint venture properties and will have the right of first offer to acquire 10 of the assets under specified conditions. The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

Sonae Sierra Brasil

In 2012, the Company’s one-third-owned joint venture, Sonae Sierra Brasil, completed a strategic asset swap and partial sale that resulted in a majority ownership interest in Shopping Plaza Sul, an enclosed mall in Sao Paulo. Sonae Sierra Brasil acquired an additional 30% interest in Shopping Plaza Sul in exchange for transferring a 22% stake in Shopping Penha and $29 million in cash. As a result of these transactions, Sonae Sierra Brasil increased its ownership interest in Shopping Plaza Sul to 60% and decreased its interest in Shopping Penha to 51%. The Company’s proportionate share of the net gain on the partial sale of its interest in Shopping Penha was $2.8 million. In addition, in 2012, Sonae Sierra Brasil sold its 10% ownership interest in Patio Brasil, its remaining 51% interest in Shopping Penha and its 30% interest in Tivoli Shopping, for approximately $103 million ($34 million at DDR’s share). As the joint venture will continue to manage two of the assets pursuant to management contracts, only one of these assets is classified as discontinued operations in the condensed combined statements of operations. The weighted-average exchange rate used for recording the equity in net income was 1.94, 1.67 and 1.77 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In the third quarter of 2012, the Company recorded a $26.1 million impairment charge on its investment in the Coventry II Montgomery Farm LLC joint venture that owned a mixed-use project located in Allen, TX, and satisfied its remaining guaranty of the construction loan. The Company determined that its investment had suffered an other than temporary impairment due to the deteriorating relations between the lender and the Company’s partner and the resulting impact on the asset’s value. In the fourth quarter of 2012, the Company subsequently sold its interest in this joint venture to the lender and recorded a $7.5 million Gain on Change in Control and Sale of Interests. At December 31, 2012, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $3.6 million. See discussion of legal matters surrounding the Coventry II Fund (Note 9).

Other Joint Venture Interests

In 2012, the Company purchased its unconsolidated joint venture partners’ ownership interests, held through three different joint ventures, in five assets, for an aggregate purchase price of $339.4 million. The Company recorded an aggregate Gain on Change in Control and Sale of Interests of $80.0 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest for the year ended December 31, 2012. At closing, $246.2 million of aggregate mortgage debt was repaid. Upon acquisition, these shopping centers were consolidated into the results from operations.

In December 2012, the Company reduced its interest in a previously consolidated joint venture that owned land held for development in Richmond Hill, Canada. The Company sold a portion of its interest to a third party reducing its ownership from 50% to 10%. Due to the change in control that occurred, the Company deconsolidated the joint venture and accounts for its retained interest on the equity method of accounting. The Company recorded a $9.3 million Loss on Change in Control and Sale of Interests related to the transaction.

In 2012, the DDRTC Core Retail Fund, LLC joint venture, in which the Company has a 15% ownership interest, refinanced $698.7 million of maturing mortgage debt. The mortgage note payable of $540.0 million was modified through the same lender and required a cash payment of $76.0 million, of which the Company’s proportionate share was $11.4 million. The modified mortgage note payable has a three-year term with two one-year options and an interest rate of 4.63%. The joint venture also entered into a term loan of $190.0 million to repay a $158.7 million revolving credit facility. Also in 2012, the joint venture exercised an accordion feature resulting in a mortgage balance outstanding at December 31, 2012, of $214.5 million. The term loan has a three-year term with two one-year options and an interest rate of LIBOR plus 275 basis points.

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the unconsolidated joint ventures are seven properties sold in 2012, eight properties sold in 2011 and 37 properties sold in 2010.

3.    Acquisitions

In 2012 and 2011, the Company acquired the following shopping centers:

Location			Date Acquired	Gross Purchase Price (in millions)	Face Value of Mortgage Debt Assumed (in millions)
Raleigh, North Carolina			December 2012	$44.8	N/A
Charlotte, North Carolina			December 2012	106.4	N/A
Independence, Missouri	(A	)	September 2012	57.8	$33.6	(B	)
St. Louis, Missouri	(A	)	September 2012	6.5	3.4	(B	)
Tucson, Arizona			August 2012	125.4	24.4
Phoenix, Arizona	(A	)	July 2012	137.3	105.4	(B	)
Phoenix, Arizona	(A	)	April 2012	59.9	47.2	(B	)
Portland, Oregon	(A	)	April 2012	77.9	56.6	(B	)
Chicago, Illinois			March 2012	47.4	N/A
Columbus, Ohio			December 2011	79.6	45.2
Charlotte, North Carolina			September 2011	74.0	50.8
Charlotte, North Carolina			September 2011	11.0	6.6
Colorado Springs, Colorado			September 2011	25.0	9.6
Macedonia, Ohio and Maple Grove, Minnesota	(A	)	January and March 2011	79.7	50.2	(B	)

(A)	Acquired from unconsolidated joint venture. Due to the change in control that occurred, the Company recorded an aggregate gain of $80.0 million and $22.7 million for the years ended December 31, 2012 and 2011, respectively, associated with these acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.

(B)	Mortgage repaid at closing.

The acquisition costs were allocated as follows (in thousands):

			Weighted Average Amortization Period (in Years)
	2012	2011	2012	2011
Land	$118,360	$73,415	N/A	N/A
Buildings	461,794	183,068	N/A	N/A
Tenant improvements	14,479	3,678	N/A	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	51,059	18,069	6.2	5.0
Tenant relations	45,100	16,977	9.3	9.6

	690,792	295,207
Less: Mortgage debt assumed	(25,414)	(122,885)	N/A	N/A
Less: Below-market leases	(26,162)	(14,300)	18.4	16.5

Net assets acquired	$639,216	$158,022

(A)	Includes above-market value of leases of $11.8 million and $1.4 million for 2012 and 2011, respectively.

	2012	2011
Consideration:
Cash (including debt repaid at closing)	$596,008	$143,063
Fair value of previously held equity interests(A)	43,208	14,959

Total consideration	$639,216	$158,022

(A)	Prior to the acquisition, the Company’s investment basis was negative due to deferred gains and distributions in excess of equity in net income. The Company’s intent was to fund any share of future operating deficits if the need arose, even though there was no such legal obligation to fund such amounts.

The costs related to acquisitions, which were not material, were expensed as incurred and included in other income (expense), net.

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2012, as if the acquisition of the interests in the properties acquired in 2012 were completed on January 1, 2011. The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2011 and 2010, as if the acquisition of the interests in the properties acquired in 2011 were completed on January 1, 2010. The Gain on Change in Control related to the acquisitions from unconsolidated joint ventures were adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	For the Years Ended December 31, (in thousands, except per share amounts) (Unaudited)
	2012	2011	2010
Pro forma revenues	$835,454	$822,719	$766,917

Pro forma (loss) income from continuing operations	$(92,582)	$48,461	$(144,755)

Pro forma loss from discontinued operations	$(16,416)	$(18,590)	$(86,786)

Pro forma net (loss) income attributable to DDR common shareholders	$(138,077)	$2,504	$(234,129)

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.41)	$0.07	$(0.71)
Loss from discontinued operations attributable to DDR common shareholders	(0.05)	(0.06)	(0.25)

Net (loss) income attributable to DDR common shareholders	$(0.46)	$0.01	$(0.96)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.41)	$(0.01)	$(0.71)
Loss from discontinued operations attributable to DDR common shareholders	(0.05)	(0.06)	(0.25)

Net loss attributable to DDR common shareholders	$(0.46)	$(0.07)	$(0.96)

4.    Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consist of the following (in millions):

	December 31,		Maturity Date	Interest Rate
	2012	2011
Loans receivable(A)	$60.4	$84.5	September 2011 to November 2022	5.7% -14.0%
Other notes	3.1	3.0	November 2014 to September 2017	8.5% - 12.0%
Tax Increment Financing Bonds (“TIF Bonds”)(B)	5.2	6.4	April 2014 to July 2026	5.5% - 8.5%

	$68.7	$93.9

(A)	Amounts include loans in default and exclude notes receivable and advances from unconsolidated joint ventures at December 31, 2012 and 2011 (Note 2).

(B)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of December 31, 2012 and 2011, the Company had six loans receivable. The following table summarizes the activity in loans receivable on real estate from January 1, 2011, to December 31, 2012 (in thousands):

	2012	2011
Balance at January 1	$84,541	$103,705
Additions:
New mortgage loans	10,239	10,000
Interest	876	811
Accretion of discount	826	780
Deductions:
Payments of principal	(104)	(25,755)
Loan loss reserve(A)	(4,300)	(5,000)
Other(B)	(31,700)	—

Balance at December 31	$60,378	$84,541

(A)	Amount classified in other expense, net in the consolidated statement of operations for both periods presented. In 2011, this reserve was written off upon the sale of the note.

(B)	Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012 upon the Company’s acquisition of the equity interest.

The following table summarizes the activity in the loan loss reserve from January 1, 2010, to December 31, 2012 (in thousands):

	2012	2011		2010
Balance at January 1	$10,806	$10,806		$10,806
Additions:
Loan loss reserve	4,300	5,000	(A)	—
Deductions:
Write downs	—	(5,000	)(A)	—

Balance at December 31	$15,106	$10,806		$10,806

(A)

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

At December 31, 2012, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer accruing interest income on this note as no payments have been received. A loan loss reserve of $4.3 million was established in 2012 based on the estimated value of the underlying real estate collateral.

5.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$67,105	$24,798
Tenant relations, net	62,175	22,772

Total intangible assets, net	129,280	47,570
Other assets:
Prepaid expenses	12,469	10,375
Deposits	10,580	6,788
Other assets(A)	29,821	2,893

Total other assets	$182,150	$67,626

(A)	Includes deferred tax asset (Note 16).

The Company recorded amortization expense related to its intangible assets, excluding the fair market value of leases, of $17.5 million, $8.2 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense associated with the Company’s intangible assets, excluding the fair market value of leases, is $24.8 million, $19.5 million, $15.3 million, $12.6 million and $9.6 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

During 2012, the Company identified an error in the consolidated financial statements related to prior years. The error was attributable to a purchase price allocation of an asset acquired in 2004 and related amortization of the intangible asset. The Company concluded that the adjustment was not material to the results for the year ended December 31, 2012, or any prior periods. Consequently, the Company recorded an out-of-period adjustment to increase Net Loss attributable to DDR by $1.5 million in 2012. The Company also decreased land and increased other assets by $4.4 million on the consolidated balance sheet.

6.    Revolving Credit Facilities, Term Loans, Mortgages Payable and Scheduled Principal Repayments

The following table discloses certain information regarding the Company’s revolving credit facilities, term loan and mortgages payable (in millions):

	Carrying Value at December 31,		Weighted- Average Interest Rate at December 31,		Maturity Date at December 31, 2012
	2012	2011	2012	2011
Unsecured indebtedness:
Unsecured Credit Facility	$117.9	$102.4	2.2%	2.7%	February 2016
PNC Facility	30.0	40.0	1.9%	1.9%	February 2016
Unsecured Term Loan — Tranche 1	50.0	—	2.3%	N/A	January 2017
Unsecured Term Loan — Tranche 2	300.0	—	3.4%	N/A	January 2019
Secured indebtedness:
Secured Term Loan	400.0	500.0	2.2%	3.0%	September 2014
Mortgage indebtedness — Fixed Rate	1,187.9	1,230.4	4.9%	5.4%	March 2013 - February 2022
Mortgage indebtedness — Variable Rate	86.2	91.0	1.7%	2.0%	April 2013 - December 2037
Tax-exempt certificates — Fixed Rate	—	1.0	—	6.9%	N/A

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 35 basis points on the entire facility at December 31, 2012. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At December 31, 2012, the Company had US$6.2 million of Euro-denominated borrowings and US$51.7 million of Canadian dollar borrowings outstanding (Note 8). The Unsecured Credit Facility was amended in 2013 (Note 18).

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility. The PNC Facility was amended in 2013 (Note 18).

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.65% at December 31, 2012), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.65% at December 31, 2012). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s. The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2012.

Unsecured Term Loan

In 2012, the Company entered into a $350 million unsecured term loan (the “Unsecured Term Loan”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association and PNC Bank serve as the administrative agents. As of December 31, 2012, the Unsecured Term Loan consisted of a $50 million tranche (“Tranche 1”) and a $300 million tranche (“Tranche 2”). The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.7% and 2.1% for Tranche 1 and Tranche 2, respectively, at December 31, 2012). The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2012.

Secured Term Loan

The Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent (the “Secured Term Loan” together with the Unsecured Term Loan, “Term Loans”). The Secured Term Loan provides for borrowings of $500 million with an accordion feature for expansion up to $600 million upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Secured Term Loan matures in September 2014 with a one-year extension option. Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.7% at December 31, 2012) based on the Company’s long-term senior unsecured debt rating. The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2012. The Secured Term Loan was amended in 2013 (Note 18).

Mortgages Payable

At December 31, 2012, mortgages payable, collateralized by investments and real estate with a net book value of $2.2 billion, and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

As of December 31, 2012, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, senior notes (Note 7) and mortgages payable, excluding extension options, for the next five years and thereafter are as follows (in thousands):

Year	Amount
2013	$66,640
2014	772,829
2015	514,546
2016	459,705
2017	375,293
Thereafter	2,118,627

4,307,640
Unamortized fair market value of assumed debt	11,503

Total indebtedness	$4,319,143

Total gross fees paid by the Company for the Revolving Credit Facilities and Term Loans in 2012, 2011 and 2010 aggregated $3.0 million, $4.0 million and $2.9 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company incurred debt extinguishment costs (including the write-off of unamortized debt issuance costs) associated with the prepayment of mortgages payable of $0.4 million, $7.9 million and $4.2 million, respectively, which are reflected in other expense in the Company’s consolidated statements of operations.

7. Senior Notes

The following table discloses certain information regarding the Company’s Fixed-Rate Senior Notes (in millions):

	Carrying Value at December 31,		Coupon Rate at December 31, 2012	Effective Interest Rate at December 31, 2012	Maturity Date at December 31, 2012
	2012	2011
Unsecured indebtedness:
Senior Notes	$1,825.2	$1,658.6	4.625% – 9.625%	4.8% – 9.9%	May 2015 - July 2022
Senior Notes — Premium (Discount), net	4.0	(5.4)
Senior Convertible Notes due 2040, net(A)	317.9	307.6	1.75%	5.3%	November 2040
Senior Convertible Notes due 2012, net	—	178.9	N/A	N/A	N/A

Total Senior Notes	$2,147.1	$2,139.7

(A)	The Company may redeem the senior convertible notes any time on or after November 15, 2015, in whole or in part, for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest through, but excluding, the redemption date. In addition, the holders of the senior convertible notes may require the Company to repurchase their notes in whole or in part on specified dates, the first of which is November 15, 2015.

In 2012, the Company issued $450 million aggregate principal amount of 4.625% senior unsecured notes due July 2022. In June 2012, $300 million of these notes were sold at a discount to par of 98.104%, and in November 2012, $150 million were sold at a premium to par of 109.223%.

The senior convertible notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company. The senior convertible notes may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, the Company’s common shares. The senior convertible notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly common share dividend. If certain conditions are met, the incremental value can be settled in cash or in the Company’s common shares at the Company’s option. The senior convertible notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the senior convertible notes. The senior convertible notes due 2040 have a conversion price of $15.76 and $16.19 at December 31, 2012 and 2011, respectively. The senior convertible notes due 2040 are convertible based on certain circumstances including, but not limited to, the Company’s closing sale price of its common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than 125% of the conversion price per common share in effect on the applicable trading day.

The Company’s carrying amounts of its debt and equity balances for the senior convertible notes are as follows (in thousands):

	December 31,
	2012	2011
Carrying value of equity component	$52,497	$69,217

Principal amount of senior convertible notes	$350,000	$529,509
Remaining unamortized debt discount	(32,120)	(43,004)

Net carrying value of senior convertible notes	$317,880	$486,505

As of December 31, 2012, the remaining amortization period for the debt discount was 34 months for the senior convertible notes, the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date or maturity date).

During the years ended December 31, 2012, 2011 and 2010, the Company purchased $60.0 million, $36.1 million and $259.1 million, respectively, aggregate principal amount of its outstanding senior unsecured notes. The Company recorded a net loss on retirement of $13.5 million and $0.1 million in 2012 and 2011, respectively, and a net gain of $0.1 million in 2010. The Company allocated the consideration paid for the senior convertible notes due 2011 and 2012 ($19.4 million and $140.6 million repurchased in 2011 and 2010, respectively) between the liability components and equity components based on the fair value of those components immediately prior to the purchases and recorded a gain based on the difference in the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount. The net loss on retirement recorded for the years ended December 31, 2011 and 2010, reflected a decrease of $0.1 million and $4.9 million, respectively, related to the impact of the convertible debt accretion.

The Company’s various fixed-rate senior notes have interest coupon rates averaging 5.8% and 5.9% at December 31, 2012 and 2011, respectively. Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes and senior convertible notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears. At December 31, 2012 and 2011, the Company was in compliance with all of the financial and other covenants.

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

Cash Flow and Fair Value Hedges

In 2012, the Company entered into treasury locks with an aggregate notional amount of $200.0 million. The treasury locks were terminated in connection with the issuance of the $300.0 million aggregate principal amount of senior notes in June 2012, resulting in a payment of $4.7 million to the counterparty. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the then-anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense, based on the effective-yield method. The amount of hedge ineffectiveness recorded was not material.

In 2012, the Company entered into eight interest rate swaps with an aggregate notional amount of $450.0 million. These swaps were executed to hedge the benchmark interest rate risk associated with a portion of the Company’s variable-rate borrowings.

Measurement of Fair Value

At December 31, 2012 and 2011, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s Elective Deferred Compensation Plan (Note 14) at December 31, 2012 and 2011, measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2012
Derivative Financial Instruments	$—	$(17.1)	$—	$(17.1)
Marketable Securities	$2.9	$—	$—	$2.9
December 31, 2011
Derivative Financial Instruments	$—	$(8.8)	$—	$(8.8)
Marketable Securities	$2.7	$—	$—	$2.7

The unrealized loss of $8.3 million and $3.7 million included in other comprehensive loss (“OCI”) is attributable to the net change in fair value related to derivative liabilities that remained outstanding at December 31, 2012 and 2011, respectively, none of which were reported in the Company’s consolidated statements of operations because they are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures and equity derivative instruments are considered financial assets. See discussion of fair value considerations of equity derivative instruments in Note 10 and joint venture investments in Note 11.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities. The fair value of cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was $250.7 million and $90.6 million at December 31, 2012 and 2011, respectively, as compared to the carrying amounts of $250.4 million and $91.0 million, respectively. The carrying value of the TIF bonds, which was $5.2 million and $6.4 million at December 31, 2012 and 2011, respectively, approximated their fair value as of both dates. The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of senior notes, except convertible senior notes, is determined using the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s non-performance risk and loan to value. The Company’s senior notes, except convertible senior notes, and all other debt including convertible senior notes are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at December 31, 2012 and 2011, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,147,097	$2,503,127	$2,139,718	$2,282,818
Revolving Credit Facilities and Term Loans	897,905	903,210	642,421	641,854
Mortgage indebtedness	1,274,141	1,324,969	1,322,445	1,352,142

	$4,319,143	$4,731,306	$4,104,584	$4,276,814

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

As of December 31, 2012 and 2011, the aggregate fair value of the Company’s $632.8 million and $284.1 million notional amount of Swaps was a liability of $17.1 million and $8.8 million, respectively, which is included in other liabilities in the consolidated balance sheets. The following table discloses certain information regarding the Company’s ten outstanding interest rate swaps (not including the specified spreads):

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	1.0%	June 2014
$ 50.0	0.6%	June 2015
$100.0	0.5%	July 2015
$ 82.8	2.8%	September 2017
$100.0	0.9%	January 2018
$100.0	1.6%	February 2019
$100.0	1.5%	February 2019

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of $7.3 million related to the Swaps.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three years ended December 31, 2012, the amount of hedge ineffectiveness recorded was not material.

The table below presents the fair value of the Company’s Swaps as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011, as follows (in millions):

	Liability Derivatives
	December 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$17.1	Other liabilities	$8.8

The effect of the Company’s derivative instruments on net loss is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging	Year Ended December 31,				Year Ended December 31,
	2012	2011	2010		2012	2011	2010
Interest rate products	$(8.3)	$(3.6)	$10.2	Interest expense	$(0.9)	$(0.1)	$0.4

The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps if the derivative position has a positive balance. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Credit Risk-Related Contingent Features

The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its Swaps, resulting in an acceleration of payment under the Swaps.

Net Investment Hedges

The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments. The Company has foreign currency-denominated debt agreements that expose the Company to fluctuations in foreign exchange rates. The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian and European subsidiaries. Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI. Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings is not material.

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2012	2011	2010
Euro — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$—	$(0.2)	$8.6
Canadian dollar — denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	—	(0.4)	(5.6)

9.    Commitments and Contingencies

Legal Matters

The Company is a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The properties were acquired by the joint ventures as value-add investments, with major renovation and/or ground-up development contemplated for many of the properties. The Company was generally responsible for day-to-day management of the properties through December 2011. On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company: (i) breached contractual obligations under a co-investment agreement and various joint venture limited liability company agreements, project development agreements and management and leasing agreements; (ii) breached its fiduciary duties as a member of various limited liability companies; (iii) fraudulently induced the plaintiffs to enter into certain agreements; and (iv) made certain material misrepresentations. The complaint also requests that a general release made by Coventry in favor of the Company in connection with one of the joint venture properties be voided on the grounds of economic duress. The complaint seeks compensatory and consequential damages in an amount not less than $500 million, as well as punitive damages. In response, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted in part the Company’s motion, dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry (and denying the motion as to the other claims). Coventry filed a notice of appeal regarding that portion of the motion granted by the court. The appeals court affirmed the trial court’s ruling regarding the dismissal of Coventry’s claim for breach of fiduciary duty. The Company filed an answer to the complaint, and has asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. The motion is currently pending before the court.

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

On November 18, 2009, the Company filed a complaint against Coventry in the Court of Common Pleas, Cuyahoga County, Ohio, seeking, among other things, a temporary restraining order enjoining Coventry from terminating “for cause” the management agreements between the Company and the various joint ventures because the Company believes that the requisite conduct in a “for-cause” termination (i.e., fraud or willful misconduct committed by an executive of the Company at the level of at least senior vice president) did not occur. The court heard testimony in support of the Company’s motion (and Coventry’s opposition) and, on December 4, 2009, issued a ruling in the Company’s favor. Specifically, the court issued a temporary restraining order enjoining Coventry from terminating the Company as property manager “for cause.” The court found that the Company was likely to succeed on the merits, that immediate and irreparable injury, loss or damage would result to the Company in the absence of such restraint, and that the balance of equities favored injunctive relief in the Company’s favor. The Company filed a motion for summary judgment seeking a ruling by the Court that there was no basis for Coventry’s “for cause” termination as a matter of law. On August 2, 2011, the court entered an order granting the Company’s motion for summary judgment in all respects, finding that, as a matter of law and fact, Coventry did not have the right to terminate the management agreements “for cause.” Coventry filed a notice of appeal, and on March 15, 2012, the Ohio Court of Appeals issued an opinion and order unanimously affirming the trial court’s ruling. No further appeal was undertaken in this case.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $34.9 million as of December 31, 2012.

At December 31, 2012, the Company had outstanding letters of credit of $44.4 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $7.6 million at December 31, 2012. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital. The Company is entitled to receive a priority return on these capital advances at a rate of 8.5%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $15.4 million at December 31, 2012.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2013	$558,615
2014	501,262
2015	437,489
2016	365,587
2017	280,403
Thereafter	1,010,690

$3,154,046

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2013	$3,724
2014	3,290
2015	3,780
2016	3,609
2017	3,048
Thereafter	118,557

$136,008

10.    Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

Non-controlling interests consist of the following (in millions):

	December 31,
	2012	2011
Consolidated joint venture interests primarily outside the United States	$13.8	$21.6
Shopping centers and development parcels in various states	3.1	3.2
Operating partnership units	7.4	7.4

	$24.3	$32.2

In 2012, the Company’s consolidated joint venture sold its investment in land held for development in Russia (the “Yaroslavl Project”) (Notes 12 and 13).

At December 31, 2012 and 2011, the Company had 369,176 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s balance sheet as non-controlling interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company’s common shares. At December 31, 2012 and 2011, the Company had 29,525 redeemable OP Units outstanding. Redeemable OP Units are presented at the greater of their carrying amount (for all periods presented) or redemption value at the end of each reporting period. Changes in the value from period to period are recorded to paid-in capital in the Company’s consolidated balance sheets.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2012	2011
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2012 and 2011	$205,000	$205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2011	—	170,000
Class J — 6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2012	200,000	—

	$405,000	$375,000

In August 2012, the Company issued $200.0 million of its newly designated 6.50% Class J cumulative redeemable preferred shares (“Class J Preferred Shares”) at a price of $500.00 per share (or $25.00 per depositary share). In addition, in August 2012, the Company redeemed all outstanding shares of its 7.50% Class I cumulative redeemable preferred shares (“Class I Preferred Shares”) at a redemption price of $25.1875 per Class I depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1875 prorated to the redemption date). The Company recorded a charge of $5.8 million to net loss attributable to common shareholders related to the write-off of the Class I Preferred Shares’ original issuance costs.

The Class H and Class J depositary shares represent 1/20 of a Class H and Class J preferred share and have a stated value of $500 per share. The Class H depositary shares are redeemable by the Company and the Class J depositary shares are not redeemable by the Company prior to August 1, 2017, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 Class A Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class B Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class C Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class D Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class E Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class F Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class G Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Class H Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class I Cumulative Redeemable Preferred Shares, without par value**

•	750,000 Class J Cumulative Redeemable Preferred Shares, without par value***

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value*

•	750,000 Non-Cumulative Preferred Shares, without par value*

•	2,000,000 Cumulative Voting Preferred Shares, without par value*

*	None outstanding at December 31, 2012 or 2011.

**	None outstanding at December 31, 2012.

***	None outstanding at December 31, 2011.

Common Shares

The Company’s common shares have a $0.10 per share par value. Dividends declared per share of common stock were $0.48, $0.22 and $0.08 for 2012, 2011 and 2010, respectively, which were paid in cash.

The Company issued common shares, including through the use of its continuous equity programs, for the years ended December 31, 2012, 2011 and 2010, as follows (amounts in millions, except per share):

	Number of Shares Sold	Average Price Per Share	Net Proceeds
2012	36.5	$13.98	$493.2
2011	9.5	$13.71	$129.7
2010	53.0	$8.33	$441.3

Equity Derivative Instruments—Otto Transaction

In 2009, the Company issued 32.9 million common shares and warrants to purchase 10.0 million common shares to Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of $112.5 million (the “Stock Purchase Agreement”). No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.” In March 2011, the Otto Family exercised all 10.0 million warrants for cash at $6.00 per common share. The exercise price of the warrants was also subject to downward adjustment if the weighted-average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant was less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”).

Although not triggered prior to the exercise in March 2011, the exercise price of the warrants was subject to the Downward Price Protection Provisions, described above, which resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement, which was April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until the exercise date of March 18, 2011. These equity derivative instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.

The fair value of the Company’s equity derivative instruments (warrants) had a fair value of $74.3 million at March 18, 2011, the exercise date. Upon exercise and issuance of common shares, this liability was reclassified to paid-in capital and aggregated with the cash proceeds in the consolidated statement of equity.

The effect of the Company’s equity derivative instruments on net loss is as follows (in millions):

Derivatives Not Designated as Hedging Instruments		Year Ended December 31,
	Income Statement Location	2011	2010
Warrants	Gain (loss) on equity derivative instruments	$21.9	$(40.1)

The gain/loss above for this contract was derived principally from the changes in the Company’s stock price from April 9, 2009, the shareholder approval date, through December 31, 2010 or March 18, 2011, the exercise date of the warrants.

Measurement of Fair Value—Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments was determined using an option pricing model that considered all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures were susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% to 3.2% through the exercise date in 2011 and from 2.4% to 4.2% in 2010. Since the initial valuation date, the Company used historical volatility assumptions to determine the estimate of fair value of the five-year warrants. The Company believed that the long-term historic volatility better represented the long-term future volatility and was more consistent with how an investor would view the value of these securities. The Company continually reassessed these assumptions and reviewed the assumptions again in March 2011 upon notification from the Otto Family regarding its exercise of the warrants. The Company determined that an implied volatility assumption was more representative of how a market participant would value the instruments given the shorter term nature of the warrants. The volatility assumptions used were 36.6% in the first quarter of 2011 and 79.1% in 2010. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.

The following table presents information about the Company’s equity derivative instrument (in millions) that was a liability at December 31, 2010, measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

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

11.    Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Land held for development(A)	$10.1	$54.2	$54.3
Undeveloped land(B),(C)	20.1	9.0	30.5
Assets marketed for sale(C)	75.2	4.7	—

Total continuing operations	$105.4	$67.9	$84.8

Sold assets	21.1	57.9	51.8
Assets formerly occupied by Mervyns(D)	—	—	35.3

Total discontinued operations	$21.1	$57.9	$87.1

Joint venture investments(E)	26.7	2.9	0.2

Total impairment charges	$153.2	$128.7	$172.1

(A)	Amounts reported in the year ended December 31, 2012, primarily related to land held for development in Canada that was owned through a consolidated joint venture (Note 13). This asset impairment was triggered primarily by the Company’s decision to dispose of its interest in lieu of development and the related execution of agreements for the sale of its interest in this project to its partner.

Amounts reported in the year ended December 31, 2011, primarily related to the Yaroslavl Project and land held for development in Canada that were owned through consolidated joint ventures. The Company’s proportionate share of the loss was $50.4 million after adjusting for the allocation of loss to the non-controlling interest in certain of the projects. The asset impairments primarily were triggered by the Company’s decision to dispose of its interest in lieu of development for certain of the projects and the related execution of agreements for the sale or partial sale of its interest in these projects. The Company sold its interest in the land held for development in Canada in the fourth quarter of 2011 to its joint venture partner in the project (Note 13). The Yaroslavl Project was sold to a third party in the first quarter of 2012 (Note 13).

Amounts reported in the year ended December 31, 2010, primarily related to land held for development in Russia that included the Yaroslavl Project, which is owned through a consolidated joint venture. The Company’s proportionate share of the loss was $41.9 million after adjusting for the allocation of loss to the non-controlling interest. The asset impairments were triggered in the second quarter of 2010 primarily due to a change in the Company’s investment plans for these projects.

(B)	Amounts reported in 2010 include a $19.3 million impairment charge associated with an abandoned development project. A subsidiary of the Company’s TRS acquired a leasehold interest in a development project in Norwood, Massachusetts, as part of a portfolio acquisition in 2003. The Company no longer expected to fund the ground rent expense in 2010, which triggered the impairment, and the ground lease was subsequently terminated in 2011.

(C)	These charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of a potential transaction.

(D)	As discussed in Notes 1 and 12, these assets were deconsolidated in 2010, and all operating results have been reclassified as discontinued operations. For the year ended December 31, 2010, the Company’s proportionate share of these impairment charges was $16.5 million after adjusting for the allocation of loss to the non-controlling interest in this previously consolidated joint venture. The 2010 impairment charges were triggered primarily due to a change in the Company’s business plans for these assets and the resulting impact on its holding period assumptions for this substantially vacant portfolio. During 2010, the Company determined it was no longer committed to the long-term management and investment in these assets.

(E)	Represents “other than temporary impairment” charges on unconsolidated joint venture investments. In 2012, the Company recorded a $26.1 million charge related to its interest in the Coventry II DDR Montgomery Farm LLC joint venture that owned a mixed-use project located in Allen, TX. The Company determined that its investment had suffered an other than temporary impairment due to deteriorating relations between the lender and the Company’s partner and the resulting impact on the asset’s value. In September 2012, the Company satisfied its remaining guaranty of the construction loan. In November 2012, the Company sold its interest in the joint venture.

Items Measured at Fair Value on a Non-Recurring Basis

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

Items Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2012, 2011 and 2010. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2012
Long-lived assets held and used	$—	$—	$180.7	$180.7	$126.5
Unconsolidated joint venture investments	—	—	4.7	4.7	26.7
Deconsolidated joint venture investment	—	—	56.1	56.1	9.3
December 31, 2011
Long-lived assets held and used and held for sale	—	—	212.0	212.0	125.8
Unconsolidated joint venture investments	—	—	5.5	5.5	2.9
December 31, 2010
Long-lived assets held and used	—	—	229.2	229.2	171.9
Unconsolidated joint venture investments	—	—	—	—	0.2

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at 12/31/12	Valuation Technique	Unobservable Input	Range
Impairment of consolidated assets	$136.6	Indicative Bid	Indicative Bid	N/A(A)
Impairment of consolidated assets	44.1	Income Capitalization Approach(B)	Market Capitalization Rate	8% - 12%(B)
			Price Per Square Foot	$15 to $47 per square foot(B)
Impairment of joint venture investments	4.7	Income Capitalization Approach	Market Capitalization Rate	8%(C)
Impairment of joint venture investments	—	Discounted Cash Flow	Discount Rate	11%
			Terminal Capitalization Rate	5.5% - 8.5%
Deconsolidated joint venture investment(D)	56.1	Discounted Cash Flow	Discount Rate	8% - 15%

(A)	These fair value measurements were developed by third-party sources, subject to the Company’s corroboration for reasonableness.

(B)	Vacant space in certain assets was valued on a price per square foot.

(C)	The fair value measurements also include consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.

(D)	Related to loss reported in Change in Control and Sale of Interests (Note 2).

12.    Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2012, the Company sold 29 properties (including the one asset considered held for sale at December 31, 2011) that were classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Included in discontinued operations for the three years ended December 31, 2012, are 120 properties (including the deconsolidated properties noted below). Of these properties, 88 were previously included in the shopping center segment, and six were previously included in the other investments segment (none remaining at December 31, 2012). In addition, included in discontinued operations are 26 other properties that were deconsolidated for accounting purposes in 2011 and 2010, which primarily represented the activity associated with the joint venture that owned the underlying real estate formally occupied by Mervyns. The operations of these properties were classified as discontinued operations for all periods presented, as the Company has no significant continuing involvement.

The operating results related to assets sold, designated as held for sale or deconsolidated as of December 31, 2012, is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenues	$9,265	$48,987	$73,152

Operating expenses	4,186	19,735	32,488
Impairment charges	21,076	57,932	87,045
Interest, net	1,961	13,194	26,669
Debt extinguishment costs, net	—	7,191	409
Depreciation and amortization	2,305	14,404	24,323

	29,528	112,456	170,934

Loss from discontinued operations	(20,263)	(63,469)	(97,782)
Gain on deconsolidation of interests	—	4,716	5,221
Gain on disposition of real estate, net of tax	3,847	40,163	5,775

Loss from discontinued operations	$(16,416)	$(18,590)	$(86,786)

Disposition of Real Estate and Real Estate Investments

The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	For the Year Ended December 31
	2012	2011	2010
Land sales(A)	$5.6	$(0.4)	$1.0
Previously deferred gains and other gains and losses on dispositions(B)	0.3	7.5	0.3

	$5.9	$7.1	$1.3

(A)	These dispositions did not meet the criteria for discontinued operations, as the land did not have any significant operations prior to disposition.

(B)	These gains are a result of partial asset sales that did not meet the criteria for discontinued operations and assets that were contributed to joint ventures in prior years.

13.    Transactions with Related Parties

In 2012, the Company sold its interest in a consolidated joint venture in East Gwillimbury, Canada, to its joint venture partner (Note 11). In 2011, the Company sold its interest in a consolidated joint venture in Brampton, Canada, to its joint venture partner (Note 11). In 2011, the Company sold its interest in an unconsolidated joint venture in Wisconsin to its joint venture partner.

The Investor (Note 10) is the Chief Executive Officer of ECE Projektmanagement G.m.b.H. & Co. KG (“ECE”), which is a fully integrated international developer, owner and manager of shopping centers. In May 2007, DDR and ECE formed a joint venture to fund investments in new retail developments to be constructed in western Russia and Ukraine (“ECE Joint Venture”). DDR contributed 75% of the equity of the joint venture, and ECE contributed the remaining 25% of the equity. The Company consolidates this entity. ECE, through its wholly-owned affiliates, was to provide development, property management, leasing and asset management services to the ECE Joint Venture and be paid fees, pursuant to service agreements. In addition, two of the Company’s directors hold various positions with affiliates of ECE, the Otto Family and/or the ECE Joint

Venture’s general partner. In 2011, the ECE Joint Venture entered into an agreement to sell the Yaroslavl Project (Note 10 and 11), which was sold in 2012. In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the Yaroslavl Project and will receive fees in exchange for its services.

In April 2009, the Company entered into a $60 million secured bridge loan with an affiliate of the Otto Family. The bridge loan was repaid in May 2009 with the proceeds of a $60 million collateralized loan also obtained from an affiliate of the Otto Family. The loan had an interest rate of 9% and was collateralized by a shopping center. The Company repaid this loan, at par, in 2010 and paid a prepayment penalty of $0.9 million. The Company paid interest of $1.9 million on these loans for the year ended December 31, 2010.

In September 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT Retail Trust (“EDT”) collateralized by equity interests in six shopping center assets managed by the Company. The mezzanine loan bears interest at a fixed rate of 10% and matures in 2017. The Company recorded $1.5 million of interest income through the period in which EDT owned the assets, or June 2012, and $3.2 million and $0.9 million in interest income for the years ended December 31, 2011 and 2010, respectively. This loan was assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and is included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012 (Note 2). Although the Company’s interest in EDT was redeemed in 2009, the Company retained two positions on EDT’s board of directors through June 2012.

Transactions with the Company’s equity affiliates are described in Note 2.

14.    Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant were 8.9 million common shares at December 31, 2012.

During 2012, 2011 and 2010, $6.4 million, $6.8 million and $5.7 million, respectively, was charged to expense associated with awards under the Company’s equity-based award plans. This charge is included in general and administrative expenses in the Company’s consolidated statements of operations.

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

The fair values for option awards granted in 2012, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Weighted-average fair value of grants	$5.07	$5.63	$5.30
Risk-free interest rate (range)	0.5% - 1.1%	1.4% -3.0%	1.4% -2.6%
Dividend yield (range)	3.6% - 4.7%	3.4% - 4.9%	4.2% - 5.6%
Expected life (range)	4 - 5 years	7 years	4 - 5 years
Expected volatility (range)	50.8% - 66.8%	52.1% - 69.0%	87.0% - 97.8%

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

The following table reflects the stock option activity described above:

			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
	Number of Options
	Employees	Directors
	(thousands)
Balance December 31, 2009	3,330	22	$29.02
Granted	373	—	10.37
Exercised	(212)	—	6.02
Forfeited	(268)	(2)	30.21

Balance December 31, 2010	3,223	20	$28.28
Granted	276	—	13.72
Exercised	(192)	—	6.39
Forfeited	(624)	(10)	41.02

Balance December 31, 2011	2,683	10	$25.35
Granted	345	—	13.87
Exercised	(266)	—	6.54
Forfeited	(166)	(10)	26.21

Balance December 31, 2012	2,596	—	$25.70	5.3	$7,877

Options exercisable at December 31,
2012	2,035	—	$29.12	4.5	$6,538
2011	2,230	10	$28.00	5.2	$5,177
2010	2,900	20	$30.27	5.8	$8,035

The following table summarizes the characteristics of the options outstanding at December 31, 2012 (in thousands):

	Options Outstanding
Range of Exercise Prices	Outstanding as of 12/31/12	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable
				Exercisable as of 12/31/12	Weighted- Average Exercise Price
$0.00-$6.50	569	6.0	$6.01	569	$6.01
$6.51-$12.50	276	7.3	10.42	172	10.37
$12.51-$29.50	611	7.6	15.11	154	18.65
$29.51-$49.50	781	3.1	38.05	781	38.05
$49.51-$69.50	359	3.7	59.87	359	59.87

	2,596	5.3	$25.70	2,035	$29.12

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2012 (options in thousands):

	Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	453	$5.34
Granted	345	5.06
Vested	(184)	5.21
Forfeited	(53)	5.19

Unvested at December 31, 2012	561	$5.21

As of December 31, 2012, total unrecognized stock option compensation cost granted under the plans was $1.7 million, expected to be recognized over a weighted-average 1.8-year term.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2012, was $2.2 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2012 and 2011, was $1.7 million and $2.0 million, respectively. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2012, 2011 and 2010, the Board of Directors approved grants of 0.3 million, 0.2 million and 0.6 million restricted common shares, respectively, to executives of the Company. The restricted stock grants generally vest in equal annual amounts over a four-year period. Restricted share awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $9.25 to $15.36, which was equal to the market value of the Company’s common shares at the date of grant. In 2012, 2011 and 2010, grants of 0.1 million common shares, in each year, were issued as compensation to the Company’s outside directors. These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2012 (awards in thousands):

	Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	728	$9.31
Granted	299	13.92
Vested	(433)	8.22
Forfeited	(46)	12.76

Unvested at December 31, 2012	548	$12.39

As of December 31, 2012, total unrecognized compensation of restricted stock award arrangements granted under the plans was $6.8 million, expected to be recognized over a weighted-average, 2.3 year term.

Value Sharing Equity Program

In 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “VSEP”) and the grant of awards to certain of the Company’s executives. The VSEP was designed to allow the Company to reward participants with a portion of “Value Created” on six specified measurement dates, the last of which occurred on December 31, 2012. The Company measured the Value Created during the period between the start of the VSEP and the applicable measurement date. Value Created was measured as the increase in the Company’s market capitalization (i.e., the product of the Company’s share price and the number of shares outstanding as of the measurement date), as adjusted for any equity issuances or equity repurchases between the start of the VSEP and the applicable measurement date.

Each participant was assigned a “percentage share” of the Value Created. On December 31, 2012, the final measurement date, each participant received a number of the Company’s common shares with an aggregate value equal to the participant’s full percentage share of the Value Created, although the number of the Company’s common shares awarded to a participant was reduced by the number of the Company’s common shares previously earned by the participant as of prior measurement dates. This prevented the participants from benefiting more than once for increases in the shares price of the Company’s common shares that occurred during earlier measurement periods.

The Company’s common shares granted to a participant are subject to an additional time-based vesting period and will generally vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant. The fair value of the VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	1.9%
Dividend yield	6.2%
Expected life	3.4 years
Expected volatility	88%

The following table reflects the activity for unvested VSEP awards for the year ended December 31, 2012 (awards in thousands):

	Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	1,182	$13.34
Issued	1,401	14.98
Vested	(706)	14.04
Forfeited	(9)	13.42

Unvested at December 31, 2012	1,868	$14.31

As of December 31, 2012, $3.2 million of total unrecognized compensation costs was related to the two market-metric components associated with the awards granted under the VSEP and are expected to be recognized over the remaining four-year term, which includes the vesting period.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2012, 2011 and 2010, were $1.0 million, $1.1 million and $1.1 million, respectively. The 401(k) plan is fully funded at December 31, 2012.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan (“Elective Deferred Compensation Plan”) for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, deferred compensation under the Elective Deferred Compensation Plan aggregated $2.9 million and $2.7 million, respectively. The Elective Deferred Compensation Plan is fully funded at December 31, 2012.

Equity Deferred Compensation Plan

The Company maintains the DDR Corp. Equity Deferred Compensation Plan (the “Equity Deferred Compensation Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares. At December 31, 2012 and 2011, there were 0.5 million and 0.4 million common shares of the Company in the Equity Deferred Compensation Plan valued at $7.2 million and $4.9 million, respectively. The Equity Deferred Compensation Plan was fully funded at December 31, 2012.

Vesting of restricted share grants of approximately 0.1 million common shares in 2012, 2011 and 2010 was deferred through the Equity Deferred Compensation Plan. The Company recorded $1.8 million, $1.4 million and $1.2 million in 2012, 2011 and 2010, respectively, in equity as deferred compensation obligations for the vested restricted shares deferred into the Equity Deferred Compensation Plan.

In 2012, 2011 and 2010, certain officers elected to have their deferred compensation distributed, which resulted in a reduction of the deferred obligation of $1.1 million, $2.3 million and $5.5 million, respectively.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. At December 31, 2012 and 2011, there were 0.4 million and 0.3 million common shares of the Company in the Directors Plan valued at $5.7 million and $3.7 million, respectively. The Directors Plan was fully funded at December 31, 2012.

15.    Earnings and Dividends Per Share

The Company’s unvested restricted share units contain rights to receive nonforfeitable dividends and thus are participating securities requiring the two-class method of computing earnings per share (“EPS”). Under the two-class method, EPS is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Basic Earnings:
Continuing Operations:
Loss from continuing operations	$(14,776)	$(7,886)	$(162,253)
Plus: Gain on disposition of real estate	5,863	7,079	1,318
Plus: (Loss) income attributable to non-controlling interests	(493)	3,543	12,071

(Loss) income from continuing operations attributable to DDR	(9,406)	2,736	(148,864)
Write-off of preferred share original issuance costs	(5,804)	(6,402)	—
Preferred dividends	(28,645)	(31,587)	(42,269)

Basic — Loss from continuing operations attributable to DDR common shareholders	(43,855)	(35,253)	(191,133)
Less: Earnings attributable to unvested shares and operating partnership units	(1,114)	(488)	(155)

Basic — Loss from continuing operations	$(44,969)	$(35,741)	$(191,288)
Discontinued Operations:
Loss from discontinued operations	(16,416)	(18,590)	(86,786)
Plus: Income attributable to non-controlling interests	—	—	26,292

Basic — Loss from discontinued operations	(16,416)	(18,590)	(60,494)

Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(61,385)	$(54,331)	$(251,782)

	For the Year Ended December 31,
	2012	2011	2010
Diluted Earnings:
Continuing Operations:
Basic — Loss from continuing operations attributable to DDR common shareholders	$(43,855)	$(35,253)	$(191,133)
Less: Earnings attributable to unvested shares and operating partnership units	(1,114)	(488)	(155)
Less: Fair value of Otto Family warrants	—	(21,926)	—

Diluted — Loss from continuing operations	$(44,969)	$(57,667)	$(191,288)
Discontinued Operations:
Basic — Loss from discontinued operations	(16,416)	(18,590)	(60,494)

Diluted — Net loss attributable to DDR common shareholders after allocation to participating securities	$(61,385)	$(76,257)	$(251,782)

Number of Shares:
Basic — Average shares outstanding	291,726	270,278	244,712

Effect of dilutive securities — Warrants	—	1,194	—

Diluted — Average shares outstanding	291,726	271,472	244,712

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.13)	$(0.78)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.20)	$(1.03)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.15)	$(0.21)	$(0.78)
Loss from discontinued operations attributable to DDR common shareholders	(0.06)	(0.07)	(0.25)

Net loss attributable to DDR common shareholders	$(0.21)	$(0.28)	$(1.03)

Basic average shares outstanding do not include restricted shares totaling 2.4 million, 1.9 million and 1.9 million that were not vested at December 31, 2012, 2011, and 2010, respectively (Note 14).

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities

•

Options to purchase 2.6 million, 2.7 million and 3.2 million common shares were outstanding at December 31, 2012, 2011 and 2010, respectively (Note 14). These outstanding options were not considered in the computation of diluted EPS for all of the periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2012, 2011 or 2010 because the effect of assuming conversion was anti-dilutive (Note 10).

•	The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.76 at December 31, 2012, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price (Note 7) in this period and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012 and 2011, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion prices in these periods and would therefore have been anti-dilutive. The senior convertible notes due 2012 were repaid at maturity in March 2012, and the senior convertible notes due 2011 were repaid at maturity in August 2011. In addition, the purchased options related to these two senior convertible note issuances were not included in the computation of diluted EPS for all periods presented because the purchase options were anti-dilutive.

•

Shares subject to issuance under the Company’s VSEP (Note 14) were not considered in the computation of diluted EPS for the years ended December 2011 and 2010 because they were anti-dilutive due to the Company’s loss from continuing operations. The final measurement period was December 31, 2012 and, accordingly, not considered for the 2012 computation.

•

Warrants to purchase 10.0 million common shares issued in 2009 and exercised in March 2011 were dilutive for 2011 and were included in the calculation of diluted EPS. In 2010, these warrants were not included in the computation of diluted EPS, as the warrants were anti-dilutive (Note 10). This agreement was not in effect in 2012, as they were exercised in March 2011.

•

The 19.0 million common shares that were subject to the forward equity agreements entered into in January 2012 were not included in the computation of diluted EPS using the treasury stock method prior to the date of settlement, because they were anti-dilutive due to the Company’s loss from continuing operations. The Company settled the forward equity agreements in June 2012. This agreement was not in effect in 2011 and 2010. The forward equity agreement entered into in March 2011 for 9.5 million common shares was not included in the computation of diluted EPS using the treasury stock method for the year ended December 31, 2011, due to the Company’s loss from continuing operations. These shares were issued in April 2011. This agreement was not in effect in 2010.

16.    Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2012, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2012, the Company has taxable REIT subsidiaries that generate taxable income from non-REIT activities and is subject to federal, state and local income taxes.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its TRS to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT. In addition, the Company is subject to income tax for its operations in Puerto Rico.

At December 31, 2012, 2011 and 2010, the tax cost basis of assets was $8.7 billion, $8.5 billion and $8.6 billion, respectively. For the year ended December 31, 2012, the Company recorded a net payment of $1.1 million. For the years ended December 31, 2011 and 2010, the Company recorded a net refund of $0.5 million and $2.1 million, respectively. These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

The following represents the combined activity of the Company’s TRS and its taxable activity in Puerto Rico (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Book (loss) income before income taxes — TRS	$(16,934)	$4,738	$(22,843)

Components of income tax expense (benefit) are as follows:

Current:
Federal	$—	$351	$(1,775)
State and local	—	—	—

	—	351	(1,775)

Deferred:
Federal	—	—	45,311
State and local	—	—	6,663

	—	—	51,974

Total expense (benefit) — TRS	$—	$351	$50,199

Book loss before income taxes — Puerto Rico	$(19,738)	$(20,835)	$(17,276)

Current	$—	$—	$—
Deferred	—	—	—

Total expense (benefit) — Puerto Rico	$—	$—	$—

At December 31, 2012 and 2011, the Company had net deferred tax assets of $81.5 million and $57.6 million, respectively. The net deferred tax asset at December 31, 2012, included $36.7 million attributed to net operating loss carryforwards that expire in varying amounts between the years 2017 through 2032, $10.9 million attributable to tax restructuring of investments in order to increase capital recycling ability, and $30.0 million of Puerto Rico special partnership loss carryforwards with no expiration date.

Realization of the net deferred tax assets is dependent on the existence of significant positive evidence, such as the Company’s ability to generate sufficient income to utilize the deferred tax assets within the relevant carryforward periods. Over the past several years, the Company has initiated various tax actions within the TRS that generated income (“Tax Actions”). These Tax Actions were initiated based upon management’s expectations of the REIT’s future liquidity and cash flow strategies. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Due to the Company’s continued progress in raising capital over the past several years and expected improvements within its core operating results, it discontinued initiating these actions during the second half of 2010 and expects that it is unlikely that these Tax Actions will be used in future periods. In addition, throughout 2010, the Company continued to experience unexpected adverse charges within its TRS. During the fourth quarter of 2010, the TRS recorded an impairment charge of $19.3 million and a $3.0 million lease liability charge related to a development project that the Company no longer planned to pursue, which resulted in a loss within the TRS for the year ended December 31, 2010. As of December 31, 2010, the Company had a three-year cumulative pre-tax book loss, adjusted for permanent differences. This, in conjunction with the historical and continued volatility of the activities within the TRS, is sufficient negative evidence that a future benefit of the deferred tax asset may not exist. As such, management believed that it was more likely than not that the deferred tax assets would not be used in future years, and, accordingly, a full valuation allowance against those deferred tax assets was recorded at December 31, 2010.

The Company also had a three-year cumulative pretax book loss as of December 31, 2012, with respect to its Puerto Rican activity.

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Statutory rate of 34% applied to pre-tax (loss) income	$(5,757)	$1,611	$(7,767)
Effect of state and local income taxes, net of federal tax benefit	(847)	237	(1,142)
Valuation allowance increase (decrease)	16,808	(715)	58,322
Other	(10,204)	(782)	786

Total expense — TRS	$—	$351	$50,199

Effective tax rate	0.00%	7.40%	(219.76	)%(A)

(A)	The 2010 effective tax rate includes the impact from the recording of the valuation allowance in the fourth quarter 2010. Without this impact, the effective tax rate was approximately 37.59%.

The differences between total income tax expense or benefit and the amount computed by applying the statutory income tax rate to income before taxes with respect to its Puerto Rican activity were as follows (in thousands):

For the Year Ended December 31,
2012
Statutory rate of 30% applied to pre-tax loss	$(5,921)
Valuation allowance increase	7,049
Other	(1,128)

Total expense — Puerto Rico	$—

Effective tax rate	0.00%

Deferred tax assets and liabilities of the Company’s TRS and Puerto Rico were as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Deferred tax assets — TRS	$75,450	$58,297	$58,923
Deferred tax assets — Puerto Rico	34,041	—	—
Deferred tax liabilities — TRS	(1,035)	(690)	(601)
Deferred tax liabilities — Puerto Rico	(26,992)	—	—
Valuation allowance — TRS	(74,415)	(57,607)	(58,322)
Valuation allowance — Puerto Rico	(7,049)	—	—

Net deferred tax asset(A)	$—	$—	$—

(A)	The components of the net deferred tax assets are primarily attributable to net operating losses, Puerto Rico special partnership losses and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net loss attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
GAAP net loss attributable to DDR	$(25,822)	$(15,854)	$(209,358)
Plus: Book depreciation and amortization(A)	247,084	222,751	217,035
Less: Tax depreciation and amortization(A)	(185,230)	(181,935)	(179,377)
Book/tax differences on gains/losses from capital transactions	(122,101)	(116,395)	(103,331)
Joint venture equity in (loss) earnings, net(A)	(23,885)	19,190	(28,659)
Dividends from subsidiary REIT investments	480	954	1,609
Deferred income	8,471	(4,327)	1,937
Compensation expense	(11,325)	(17,614)	1,199
Impairment charges	153,142	128,765	172,127
Equity derivative instrument valuation	—	(21,926)	40,157
Senior Convertible Notes interest expense	10,884	14,914	8,204
Miscellaneous book/tax differences, net	(2,755)	(12,131)	(12,007)

Taxable income (loss) before adjustments	48,943	16,392	(90,464)
Less: Capital Gains	(48,943)	—	—
Less: Taxable loss carried forward(B)	—	—	90,464

Taxable income subject to the 90% dividend requirement	$—	$16,392	$—

(A)	Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in (loss) earnings, net.”

(B)	The Company has net operating loss carryforwards expiring in 2030 of $90.5 million that can offset future undistributed taxable income.

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Dividends paid	$153,617	$75,253	$61,204
Plus: Deemed dividends on convertible debt	7,875	—	—
Less: Dividends designated to prior year	(6,967)	(6,967)	(6,967)
Plus: Dividends designated from the following year	7,030	6,967	6,967
Less: Return of capital	(112,612)	(58,861)	(61,204)

Dividends paid deduction	$48,943	$16,392	$—

The dividends declared in the fourth quarter with respect to the Company’s common share dividends for the years ended December 31, 2012, 2011 and 2010, have been allocated and reported to shareholders in the subsequent year. The tax characterization of common share dividends per share as reported to shareholders for the years ended December 31, 2012, 2011, and 2010, are summarized as follows:

2012 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2011	01/06/12	$—	$0.0122	$0.0678	$0.0800
1st quarter	04/03/12	—	0.0183	0.1017	0.1200
2nd quarter	07/06/12	—	0.0183	0.1017	0.1200
3rd quarter	10/02/12	—	0.0183	0.1017	0.1200
4th quarter	01/04/13	—	—	—	—

		$—	$0.0671	$0.3729	$0.4400

2011 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2010	01/05/11	$—	$—	$0.0200	$0.0200
1st quarter	04/05/11	—	—	0.0400	0.0400
2nd quarter	07/06/11	—	—	0.0400	0.0400
3rd quarter	10/11/11	—	—	0.0600	0.0600
4th quarter	01/06/12	—	—	—	—

		$—	$—	$0.1600	$0.1600

2010 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2009	01/06/10	$—	$—	$0.0200	$0.0200
1st quarter	04/06/10	—	—	0.0200	0.0200
2nd quarter	07/07/10	—	—	0.0200	0.0200
3rd quarter	10/05/10	—	—	0.0200	0.0200
4th quarter	01/05/11	—	—	—	—

		$—	$—	$0.0800	$0.0800

17.    Segment Information

The Company has three reportable operating segments: shopping centers, loan investments and Brazil equity investment. Each consolidated shopping center is considered a separate operating segment and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. Effective July 1, 2012, the Company’s loan investments are also considered a reportable segment due to the increased level of income reported from these investments as well as how executive management analyzes these investments and allocates resources accordingly. The operating segment information for the years ended December 31, 2011 and 2010, have been restated to conform to the December 31, 2012, presentation. The carrying value of the Brazil Equity Investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment. The following table summarizes the Company’s shopping centers and office properties (none remaining at December 31, 2012). The table includes those assets located in Brazil:

	December 31,
	2012	2011	2010
Shopping centers owned	452	432	478
Unconsolidated joint ventures	206	177	189
Consolidated joint ventures	3	2	3
States(A)	39	38	39
Office properties	—	5	6
States	—	3	4

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 12) (in thousands):

	For the Year Ended December 31, 2012
	Shopping Centers	Loan Investments	Brazil Equity Investment	Other		Total
Total revenues	$800,358	$17				$800,375
Operating expenses(A)	(337,875)	(597)				(338,472)

Net operating income (loss)	462,483	(580)				461,903
Depreciation and amortization	(248,781)					(248,781)
Interest income		15,799				15,799
Other income (expense), net		(4,300)		$(13,580)		(17,880)
Gain on change in control and sale of interests, net	78,127					78,127
Unallocated expenses(B)				(312,523)		(312,523)
Equity in net (loss) income of joint ventures	(2,570)		$37,820			35,250
Impairment of joint venture investments						(26,671)

Loss from continuing operations						$(14,776)

As of December 31, 2012:
Total gross real estate assets	$8,639,111					$8,639,111

Notes receivable, net		$246,907		$(178,189	)(C)	$68,718

	For the Year Ended December 31, 2011
	Shopping Centers	Loan Investments	Brazil Equity Investment	Other	Total
Total revenues	$749,742	$87			$749,829
Operating expenses(A)	(294,154)	(13)			(294,167)

Net operating income	455,588	74			455,662
Depreciation and amortization	(215,928)				(215,928)
Interest income		9,832			9,832
Other income (expense), net		(5,000)		$(2)	(5,002)
Gain on change in control and sale of interests, net	25,170				25,170
Unallocated expenses(B)				(288,433)	(288,433)
Equity in net (loss) income of joint ventures	(6,747)		$20,481		13,734
Impairment of joint venture investments					(2,921)

Loss from continuing operations					$(7,886)

As of December 31, 2011:
Total gross real estate assets	$8,222,384			$47,722	$8,270,106

Notes receivable, net		$84,541		$9,364	$93,905

	For the Year Ended December 31, 2010
	Shopping Centers	Loan Investments	Brazil Equity Investment	Other	Total
Total revenues	$741,551	$381			$741,932
Operating expenses(A)	(306,890)	(11)			(306,901)

Net operating income	434,661	370			435,031
Depreciation and amortization	(202,981)				(202,981)
Interest income		6,450		$852	7,302
Other income (expense), net				(24,148)	(24,148)
Unallocated expenses(B)				(382,830)	(382,830)
Equity in net (loss) income of joint ventures	(4,958)		$10,558		5,600
Impairment of joint venture investments					(227)

Loss from continuing operations					$(162,253)

As of December 31, 2010:
Total gross real estate assets	$8,361,632			$49,607	$8,411,239

Notes receivable, net		$103,705		$16,625	$120,330

(A)	Includes impairment charges of $105.4 million, $67.9 million and $84.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(B)	Unallocated expenses consist of general and administrative expenses, interest expense, loss/gain on debt retirement, gain/loss on equity derivative instruments and tax expense as listed in the consolidated statements of operations.
(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheet.

18.    Subsequent Events

Revolving Credit Facilities and Secured Term Loan

In January 2013, the Company amended its primary unsecured revolving credit facility arranged by J.P. Morgan Securities LLC and Wells Fargo Securities, LLC. The $65 million unsecured revolving credit facility provided solely by PNC Bank, National Association was amended to match the terms of the primary facility. The Company also amended its $400 million secured term loan arranged by KeyBanc Capital Markets and RBC Capital Markets.

The amended $750 million unsecured revolving credit facility maturity date was extended to April 2017, with a borrower option to extend an additional year, and contains an accordion feature that provides for $1.25 billion of potential total capacity. Pricing on both amended revolving credit facilities was reduced and is currently set at LIBOR plus 140 basis points, a decrease of 25 basis points from the previous rate, and is determined based upon DDR’s credit ratings from Moody’s and S&P. Further, the annual facility fee for both revolving credit facilities has been reduced from 35 basis points to 30 basis points.

The amended secured term loan was reduced to borrowings of $400 million and extended the maturity date to April 2017, with a borrower option to extend an additional year. Pricing on the amended secured term loan is currently set at LIBOR plus 155 basis points, a decrease of 15 basis points from the previous rate, and is determined based upon DDR’s credit ratings from Moody’s and S&P.

Award Plan

On December 31, 2012, the Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”), with awards effective January 1, 2013. The 2013 VSEP awards, if earned, may result in the granting of common shares of the Company to participants on future measurement dates over three years, subject to an additional time-based vesting schedule. As a result, in general, the total compensation available to participants under the 2013 VSEP, if any, will be fully earned only after seven years (the three-year performance period and the final four-year time-based vesting period).

The 2013 VSEP is designed to allow DDR to reward participants for superior financial performance and allow them to share in “Value Created” (the increase in DDR’s market capitalization and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, between the start of the 2013 VSEP and the applicable measurement date, based upon (1) increases in DDR’s adjusted market capitalization over pre-established periods and (2) increases in relative total shareholder return of DDR as compared to the performance of the FTSE NAREIT Equity REITs Total Return Index for the FTSE International Limited NAREIT U.S. Real Estate Index Series. Under the 2013 VSEP, participants are granted two types of performance-based awards — a “relative performance award” and an “absolute performance award” – that, if earned, are settled with DDR common shares that are generally subject to additional time-based vesting requirements for a period of four years.

Contract Termination

In January 2008, the Company entered into a Services Agreement (the “Agreement”) with Oxford Building Services, Inc. (“Oxford”). The Agreement required that Oxford identify and contract directly with various service providers (“Vendors”) to provide maintenance, repairs, supplies and a variety of on-site services to certain properties in the Company’s portfolio, in exchange for which Oxford would pay such Vendors for the services. Under the Agreement, the Company remitted funds to Oxford to pay the Vendors under the Vendors’ contracts with Oxford.

On or about January 23, 2013, Oxford advised the Company that approximately $11 million paid by the Company to Oxford for the sole purpose of paying various Vendors had instead been used to repay commercial financing obligations incurred by Oxford and its affiliates to a third-party lender. As a result, Oxford had insufficient funds to pay the Vendors in accordance with the Agreement. On January 28, 2013, the Company terminated the Agreement based upon Oxford’s violations of the Agreement principally due to its insolvency. On February 26, 2013, Oxford and several affiliates filed petitions for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of New Jersey (Case No. 13-13821).

In their initial filings in the bankruptcy case, Oxford has claimed that the Company refused to pay Oxford approximately $5 million allegedly due and owing to Vendors for work performed at the Company’s properties prior to the termination of the Agreement. Further, Oxford threatened to commence litigation against the Company to recover the alleged amounts owed should a consensual solution not be reached. The Company denies that any sums are due to Oxford, and if any such claim is filed, the Company will vigorously defend against it. Furthermore, as a result of the funds previously paid by the Company to Oxford, the Company also denies that any sums are due from the Company to any Vendors, and if any such claim is made, the Company will vigorously defend against it.

19.    Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	First	Second	Third	Fourth		Total
2012
Revenues	$191,608	$193,778	$204,119	$210,870		$800,375
Net (loss) income attributable to DDR	(15,056)	(37,500)	26,738	(4	)(A)	(25,822)
Net (loss) income attributable to DDR common shareholders	(22,023)	(44,467)	13,253	(7,034	)(A)	(60,271)
Basic:
Net (loss) income per common share attributable to DDR common shareholders	$(0.08)	$(0.16)	$0.04	$(0.02)		$(0.21)
Weighted-average number of shares	275,214	280,390	302,232	307,873		291,726
Diluted:
Net (loss) income per common share attributable to DDR common shareholders	$(0.08)	$(0.16)	$0.04	$(0.02)		$(0.21)
Weighted-average number of shares	275,214	280,390	302,924	307,873		291,726
2011
Revenues	$188,247	$185,946	$186,279	$189,357		$749,829
Net income (loss) attributable to DDR	35,312	(13,383)	(42,989)	5,206	(A)	(15,854)
Net income (loss) attributable to DDR common shareholders	24,745	(26,871)	(49,956)	(1,761	)(A)	(53,843)
Basic:
Net income (loss) per common share attributable to DDR common shareholders	$0.10	$(0.10)	$(0.18)	$(0.01)		$(0.20)
Weighted-average number of shares	255,966	274,299	274,639	274,718		270,278
Diluted:
Net income (loss) per common share attributable to DDR common shareholders	$0.01	$(0.10)	$(0.18)	$(0.01)		$(0.28)
Weighted-average number of shares	262,581	276,067	274,639	274,718		271,472

(A)	Includes impairment charges of $20.6 million and $47.4 million for the three months ended December 31, 2012 and 2011, respectively. In addition, the Company recorded gain on sale of real estate of $0.4 million and $54.3 million (Note 12) for the three months ended December 31, 2012 and 2011, respectively.

SCHEDULE II

DDR Corp.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions		Balance at End of Year
Year ended December 31, 2012
Allowance for uncollectible accounts(A)	$33,291	$12,290	(B)	$15,580		$30,001

Valuation allowance for deferred tax assets	$57,607	$23,857	(C)	$—		$81,464

Year ended December 31, 2011
Allowance for uncollectible accounts(A)	$36,794	$14,631	(B)	$18,134	(D)	$33,291

Valuation allowance for deferred tax assets	$58,322	$—		$715		$57,607

Year ended December 31, 2010
Allowance for uncollectible accounts(A)	$43,763	$13,588		$20,557		$36,794

Valuation allowance for deferred tax assets	$—	$58,322	(C)	$—		$58,322

(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Includes loan loss reserves of $4.3 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. Excludes the impairment charge of $1.6 million on a construction loan advanced to a joint venture for the year ended December 31, 2011.
(C)	Valuation allowance as discussed further in Note 16.
(D)	Includes reversal of loan loss reserves as described in Note 4.

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Bayamon, PR	$132,074	$152,441	$-	$132,759	$165,993	$298,752	$39,712	$259,040	$-	S/L 31.5	2005(A)
Carolina, PR	28,522	76,947	-	28,601	81,832	110,433	20,262	90,171	-	S/L 31.5	2005(A)
Humacao, PR	16,386	74,059	-	16,386	82,469	98,855	21,768	77,087	-	S/L 31.5	2005(A)
Isabela, PR	8,175	41,094	-	8,236	42,757	50,993	10,891	40,102	22,678	S/L 31.5	2005(A)
San German, PR	3,215	24	-	3,215	41	3,256	29	3,227	-	S/L 31.5	2005(A)
Cayey, PR	18,226	25,101	-	18,538	26,122	44,660	6,839	37,821	21,472	S/L 31.5	2005(A)
Bayamon, PR	91,645	98,007	-	92,027	108,265	200,292	26,696	173,596	125,700	S/L 31.5	2005(A)
Rio Piedras, PR	10,338	23,285	-	10,338	29,754	40,092	7,130	32,962	-	S/L 31.5	2005(A)
Bayamon, PR	4,294	11,987	-	4,584	22,820	27,404	3,727	23,677	-	S/L 31.5	2005(A)
Arecibo, PR	7,965	29,898	-	8,094	32,351	40,445	8,139	32,306	-	S/L 31.5	2005(A)
Hatillo, PR	101,219	105,465	-	101,219	127,645	228,864	30,493	198,371	-	S/L 31.5	2005(A)
Vega Baja, PR	7,076	18,684	-	7,076	18,796	25,872	4,866	21,006	-	S/L 31.5	2005(A)
Guayama, PR	1,960	18,721	-	1,960	19,598	21,558	4,944	16,614	12,065	S/L 31.5	2005(A)
Fajardo, PR	4,376	41,199	-	4,376	41,730	46,106	10,660	35,446	25,816	S/L 31.5	2005(A)
San German, PR	6,470	20,751	-	6,470	21,326	27,796	5,530	22,266	-	S/L 31.5	2005(A)
Brandon, FL	-	4,111	-	-	6,350	6,350	5,199	1,151	-	S/L 30.0	1972(C)
Stow, OH	993	9,028	-	993	36,248	37,241	14,591	22,650	-	S/L 30.0	1969(C)
Westlake, OH	424	3,803	201	424	10,375	10,799	6,532	4,267	-	S/L 30.0	1974(C)
E. Norriton, PA	70	4,698	233	70	8,841	8,911	6,832	2,079	-	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	-	1,137	4,678	5,815	2,433	3,382	-	S/L 31.5	1995(A)
Homestead, FL	23,390	59,639	-	23,390	61,464	84,854	5,721	79,133	-	S/L 31.5	2008(C)
Tarpon Springs, FL	146	7,382	81	146	9,226	9,372	6,761	2,611	-	S/L 30.0	1974(C)
McHenry, IL	1,294	5,251	-	13,771	58,591	72,362	8,816	63,546	-	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	-	26,743	111,274	138,017	17,554	120,463	-	S/L 31.5	2006(C)
San Antonio, TX	3,990	28,404	-	3,990	36,505	40,495	5,626	34,869	-	S/L 31.5	2007(C)
Starkville, MS	703	6,921	-	703	7,059	7,762	3,598	4,164	-	S/L 31.5	1994(A)
Gulfport, MS	-	36,370	-	-	51,870	51,870	17,326	34,544	23,968	S/L 31.5	2003(A)
Tupelo, MS	2,213	14,979	-	2,213	18,880	21,093	9,892	11,201	-	S/L 31.5	1994(A)
Jacksonville, FL	2,714	9,425	-	2,714	9,823	12,537	5,816	6,721	-	S/L 31.5	1995(A)
Long Beach, CA	-	111,512	-	-	143,943	143,943	40,238	103,705	-	S/L 31.5	2005(C)
Brunswick, ME	3,796	15,459	-	3,796	20,461	24,257	9,697	14,560	-	S/L 31.5	1973(C)
Oceanside, CA	-	10,643	-	-	14,377	14,377	5,434	8,943	-	S/L 31.5	2000(C)
Reno, NV	-	366	-	1,132	4,696	5,828	1,219	4,609	2,751	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	-	9,462	51,488	60,950	18,478	42,472	-	S/L 31.5	2001(C)
Pasadena, CA	46,957	101,475	2,053	46,957	105,858	152,815	26,893	125,922	-	S/L 31.5	2003(A)
Salisbury, MD	2,070	12,495	277	2,071	13,051	15,122	4,912	10,210	8,506	S/L 31.5	1999(C)
Duluth, GA	475	9,374	-	475	10,117	10,592	5,911	4,681	-	S/L 31.5	1994(A)
Apex, NC	9,576	43,619	-	10,521	55,103	65,624	10,429	55,195	-	S/L 31.5	2006(C)
Erie, PA	6,373	19,201	-	6,373	51,299	57,672	23,490	34,182	-	S/L 31.5	1995(C)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
San Francisco, CA	10,464	25,730	-	10,464	26,135	36,599	6,818	29,781	-	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,405	5,575	2,392	3,183	4,183	S/L 31.5	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	19,814	38,515	4,239	34,276	17,153	S/L 31.5	1999(A)
Macedonia, OH	11,582	34,323	-	11,582	34,706	46,288	4,986	41,302	20,267	S/L 31.5	2011(A)
Huber Hts, OH	757	14,469	-	757	25,291	26,048	12,599	13,449	-	S/L 31.5	1993(A)
Boardman, OH	8,152	27,983	-	8,152	28,805	36,957	13,818	23,139	25,322	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	-	6,220	22,531	28,751	9,429	19,322	-	S/L 31.5	1998(C)
Bedford, IN	706	8,425	6	1,067	11,509	12,576	6,136	6,440	-	S/L 31.5	1993(A)
Sunset Hills, MO	12,791	38,404	-	13,403	48,486	61,889	22,361	39,528	27,257	S/L 31.5	1998(A)
Brentwood, MO	10,018	32,053	-	10,018	33,135	43,153	15,202	27,951	32,139	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	-	4,219	14,067	18,286	6,585	11,701	6,490	S/L 31.5	1998(A)
Des Peres, MO	2,775	8,370	-	2,775	10,401	13,176	5,205	7,971	-	S/L 31.5	1998(A)
Springfield, MO	-	2,048	-	-	2,518	2,518	1,084	1,434	-	S/L 31.5	1998(A)
St. Louis, MO	4,159	3,818	-	6,051	7,652	13,703	2,259	11,444	-	S/L 31.5	2004(C)
Aurora, OH	832	7,560	-	1,592	14,071	15,663	6,319	9,344	-	S/L 31.5	1995(C)
Nampa, ID	1,395	8,563	-	9,609	92,025	101,634	8,807	92,827	-	S/L 31.5	2007(A)
Fenton, MO	414	4,244	476	430	7,253	7,683	5,762	1,921	-	S/L 30.0	1983(A)
Simpsonville, SC	417	6,563	-	417	6,793	7,210	4,099	3,111	-	S/L 31.5	1994(A)
Camden, SC	627	7,519	7	1,021	11,686	12,707	6,570	6,137	-	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	1	1,081	16,888	17,969	10,297	7,672	10,668	S/L 31.5	1993(A)
Mt. Pleasant, SC	2,430	10,470	-	2,430	21,180	23,610	9,532	14,078	11,679	S/L 31.5	1995(A)
Sault St. Marie, MI	1,826	13,710	-	1,826	18,259	20,085	8,888	11,197	-	S/L 31.5	1994(A)
Grand Rapids, MI	3,380	17,323	-	3,380	24,539	27,919	10,123	17,796	-	S/L 31.5	1995(A)
Howell, MI	332	11,938	1	332	15,827	16,159	9,228	6,931	-	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	1,142	21,242	22,384	8,795	13,589	-	S/L 31.5	1993(A)
Meridian, ID	24,591	31,779	-	24,841	62,317	87,158	19,376	67,782	-	S/L 31.5	2001(C)
Midvale, UT	25,662	56,759	-	28,395	88,405	116,800	31,107	85,693	-	S/L 31.5	1998(A)
Taylorsville, UT	24,327	53,686	-	31,368	77,421	108,789	32,744	76,045	-	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	-	5,428	17,171	22,599	6,280	16,319	-	S/L 31.5	1998(A)
Riverdale, UT	24,755	45,635	-	24,755	57,573	82,328	21,884	60,444	-	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	-	8,305	8,886	17,191	4,120	13,071	-	S/L 31.5	1998(A)
Birmingham, AL	10,573	26,002	-	11,434	52,697	64,131	24,441	39,690	24,014	S/L 31.5	1995(A)
Valencia, CA	-	15,784	-	-	17,950	17,950	3,301	14,649	-	S/L 31.5	2006(A)
Allentown, PA	4,408	4,707	-	4,408	4,707	9,115	1,368	7,747	-	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	-	14,369	46,323	60,692	12,231	48,461	17,706	S/L 31.5	2004(A)
Wilmington, NC	4,287	16,852	1,183	4,287	34,684	38,971	19,992	18,979	-	S/L 31.5	1989(C)
Spring Hill, FL	1,084	4,816	266	2,096	11,672	13,768	6,702	7,066	3,355	S/L 30.0	1988(C)
Broomfield, CO	13,707	31,809	-	5,975	26,556	32,531	12,540	19,991	-	S/L 31.5	2003(A)
Centennial, CO	7,833	35,550	-	8,082	62,062	70,144	25,524	44,620	-	S/L 31.5	1997(C)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
New Bern, NC	441	6,575	-	441	6,593	7,034	3,700	3,334	-	S/L 31.5	1989(C)
Princeton, NJ	13,448	74,249	-	14,464	95,818	110,282	36,798	73,484	57,000	S/L 31.5	1998(A)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,603	41,955	11,980	29,975	30,000	S/L 31.5	2000(C)
Russellville, AR	606	13,391	-	606	18,069	18,675	8,949	9,726	-	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	-	907	21,301	22,208	9,590	12,618	-	S/L 31.5	1994(A)
Washington, NC	878	3,118	34	878	6,134	7,012	3,109	3,903	-	S/L 31.5	1990(C)
Littleton, CO	12,249	50,709	-	12,621	55,651	68,272	18,967	49,305	-	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	1,579	13,081	14,660	9,849	4,811	-	S/L 31.5	1990(C)
San Antonio, TX	3,475	37,327	-	4,873	47,338	52,211	13,375	38,836	24,800	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	10,245	11,464	5,923	5,541	-	S/L 31.5	1986(C)
Denver, CO	2,987	11,950	-	1,141	4,387	5,528	840	4,688	-	S/L 31.5	2001(A)
Dublin, OH	3,609	11,546	-	3,609	14,400	18,009	5,896	12,113	-	S/L 31.5	1998(A)
Columbus, OH	11,087	44,494	-	12,243	53,054	65,297	23,559	41,738	50,200	S/L 31.5	1998(A)
Freehold, NJ	2,460	2,475	-	3,166	3,267	6,433	417	6,016	-	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	-	4,190	7,474	11,664	2,306	9,358	-	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	-	788	3,233	4,021	1,133	2,888	-	S/L 31.5	2003(A)
Ocala, FL	1,916	3,893	-	1,916	6,018	7,934	1,745	6,189	-	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	-	1,881	7,299	9,180	2,070	7,110	-	S/L 31.5	2003(A)
Cumming, GA	14,249	23,653	-	14,249	24,954	39,203	8,282	30,921	-	S/L 31.5	2003(A)
Douglasville, GA	3,540	9,625	-	3,540	9,877	13,417	3,246	10,171	-	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	-	4,220	10,262	14,482	3,167	11,315	-	S/L 31.5	2003(A)
Newnan, GA	2,620	11,063	-	2,620	11,593	14,213	3,751	10,462	-	S/L 31.5	2003(A)
Warner Robins, GA	5,729	7,459	-	5,729	7,915	13,644	2,655	10,989	6,626	S/L 31.5	2003(A)
Woodstock, GA	1,486	2,573	-	1,486	2,630	4,116	1,853	2,263	-	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	-	8,524	14,715	23,239	4,361	18,878	9,681	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	-	3,479	16,743	20,222	7,612	12,610	-	S/L 31.5	2003(A)
Denver, CO	20,733	22,818	-	20,804	24,633	45,437	8,159	37,278	-	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	-	1,845	16,617	18,462	5,803	12,659	9,704	S/L 31.5	2003(A)
Hendersonville, TN	3,249	9,068	-	3,249	9,123	12,372	2,965	9,407	5,456	S/L 31.5	2003(A)
Johnson City, TN	-	521	-	-	2,013	2,013	416	1,597	-	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	-	10,780	7,117	17,897	2,753	15,144	7,284	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	-	4,527	4,888	9,415	1,528	7,887	-	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	-	13,335	30,528	43,863	9,691	34,172	25,322	S/L 31.5	2003(A)
West Allis, WI	2,371	10,982	-	2,371	11,904	14,275	3,727	10,548	-	S/L 31.5	2003(A)
Chesterfield, MI	566	2,324	-	48	1,012	1,060	569	491	-	S/L 31.5	2006(A)
Orland Park, IL	10,430	13,081	-	10,430	13,403	23,833	3,679	20,154	6,532	S/L 31.5	2004(A)
Louisville, KY	4,180	747	-	4,288	2,416	6,704	587	6,117	-	S/L 31.5	2004(A)
N. Charleston, SC	5,146	5,990	-	5,146	10,167	15,313	2,804	12,509	-	S/L 31.5	2004(A)
West Long Branch, NJ	14,131	51,982	-	14,131	57,197	71,328	15,062	56,266	1,440	S/L 31.5	2004(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Mays Landing, NJ	49,033	107,230	-	49,033	114,447	163,480	32,169	131,311	63,520	S/L 31.5	2004(A)
Lakeland, FL	2,778	2,302	-	2,778	2,457	5,235	1,200	4,035	-	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	-	1,316	3,961	5,277	1,132	4,145	-	S/L 31.5	2004(A)
Mays Landing, NJ	36,224	56,949	-	36,224	61,649	97,873	17,403	80,470	5,061	S/L 31.5	2004(A)
Indian Trail, NC	2,999	7,075	-	2,999	7,623	10,622	2,206	8,416	-	S/L 31.5	2004(A)
Ashtabula, OH	1,444	9,912	-	1,444	10,058	11,502	2,821	8,681	-	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	-	4,777	33,390	38,167	3,660	34,507	-	S/L 31.5	2007(A)
West Seneca, NY	2,929	12,926	-	2,929	13,193	16,122	3,664	12,458	-	S/L 31.5	2004(A)
N. Tonawanda, NY	5,806	21,291	-	5,806	22,648	28,454	6,748	21,706	-	S/L 31.5	2004(A)
Amherst, NY	-	28,331	-	-	25,205	25,205	9,737	15,468	-	S/L 31.5	2004(A)
Ithaca, NY	9,198	42,969	-	9,198	44,289	53,487	12,064	41,423	10,144	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	-	3,303	16,546	19,849	4,720	15,129	-	S/L 31.5	2004(A)
Hamburg, NY	6,598	31,853	-	6,598	33,640	40,238	9,435	30,803	-	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	-	3,061	8,319	11,380	2,391	8,989	-	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	-	4,152	22,738	26,890	6,338	20,552	-	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	-	8,844	31,632	40,476	9,133	31,343	-	S/L 31.5	2004(A)
Big Flats, NY	22,229	52,579	-	22,279	57,956	80,235	18,174	62,061	-	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	-	5,021	8,851	13,872	2,940	10,932	-	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	-	3,901	4,923	8,824	1,392	7,432	-	S/L 31.5	2004(A)
Buffalo, NY	6,010	19,044	-	6,010	19,528	25,538	5,346	20,192	-	S/L 31.5	2004(A)
Lockport, NY	9,253	23,829	-	9,253	24,225	33,478	6,781	26,697	5,114	S/L 31.5	2004(A)
Buffalo, NY	3,568	29,001	-	3,620	29,658	33,278	8,193	25,085	9,963	S/L 31.5	2004(A)
Cheektowaga, NY	15,471	25,600	-	15,471	27,158	42,629	8,264	34,365	2,517	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	-	1,279	13,776	15,055	3,872	11,183	-	S/L 31.5	2004(A)
Gates, NY	9,369	40,672	-	9,369	42,075	51,444	12,058	39,386	-	S/L 31.5	2004(A)
Rome, NY	4,565	5,078	-	4,565	9,411	13,976	2,424	11,552	2,023	S/L 31.5	2004(A)
Dewitt, NY	881	5,686	-	561	4,196	4,757	1,577	3,180	-	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	-	20,297	52,586	72,883	15,053	57,830	13,878	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	-	2,374	7,007	9,381	1,908	7,473	5,802	S/L 31.5	2004(A)
Allentown, PA	5,558	20,060	-	5,558	23,098	28,656	6,957	21,699	12,250	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	-	2,827	8,122	10,949	2,565	8,384	-	S/L 31.5	2003(A)
Ft. Collins, CO	1,129	2,054	-	1,129	4,579	5,708	1,376	4,332	-	S/L 31.5	2003(A)
Lakeland, FL	1,445	-	-	1,445	5,863	7,308	1,207	6,101	-	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	-	11,774	85,560	97,334	23,049	74,285	40,419	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	-	1,801	11,825	13,626	3,405	10,221	6,496	S/L 31.5	2003(A)
San Antonio, TX	1,613	10,791	-	6,168	70,946	77,114	9,264	67,850	-	S/L 31.5	2007(C)
San Antonio, TX	2,381	6,487	-	2,381	15,647	18,028	4,257	13,771	-	S/L 31.5	2007(A)
Kyle, TX	2,548	7,349	-	4,676	17,014	21,690	1,183	20,507	21,470	S/L 31.5	2009(C)
Brandon, FL	4,775	13,117	-	4,775	14,243	19,018	1,366	17,652	-	S/L 31.5	2009(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Atlanta, GA	14,078	41,050	-	14,078	41,950	56,028	4,020	52,008	43,300	S/L 31.5	2009(A)
Marietta, GA	9,745	27,737	-	9,137	28,710	37,847	2,945	34,902	-	S/L 31.5	2009(A)
Maple Grove, MN	8,917	23,954	-	8,917	24,336	33,253	1,426	31,827	-	S/L 31.5	2011(A)
Charlotte, NC	27,707	45,021	-	27,707	45,364	73,071	1,986	71,085	50,045	S/L 31.5	2011(A)
Charlotte, NC	4,733	5,424	-	4,733	5,452	10,185	229	9,956	-	S/L 31.5	2011(A)
Colorado Springs, CO	4,075	20,248	-	4,075	20,663	24,738	959	23,779	9,196	S/L 31.5	2011(A)
Columbus, OH	18,716	64,617	-	18,716	64,784	83,500	2,478	81,022	44,758	S/L 31.5	2011(A)
Portland, OR	20,208	50,738	-	20,208	50,904	71,112	1,365	69,747	-	S/L 31.5	2012(A)
Phoenix, AZ	15,090	36,880	-	15,090	37,903	52,993	1,038	51,955	-	S/L 31.5	2012(A)
Tucson, AZ	19,298	94,117	-	19,298	94,203	113,501	1,486	112,015	24,202	S/L 31.5	2012(A)
Phoenix, AZ	34,201	88,475	-	34,201	90,312	124,513	1,339	123,174	-	S/L 31.5	2012(A)
Independence, MO	5,011	45,752	-	5,011	45,757	50,768	407	50,361	-	S/L 31.5	2012(A)
Arnold, MO	892	5,283	-	892	5,285	6,177	46	6,131	-	S/L 31.5	2012(A)
Charlotte, NC	11,224	82,124	-	11,224	82,124	93,348	-	93,348	-	S/L 31.5	2012(A)
Raleigh, NC	3,317	35,411	-	3,317	35,411	38,728	-	38,728	-	S/L 31.5	2012(A)
Tinley Park, IL	9,120	37,496	-	9,120	37,525	46,645	1,155	45,490	-	S/L 31.5	2012(A)
Macon, GA	2,940	5,192	-	2,940	5,477	8,417	1,025	7,392	-	S/L 31.5	2007(A)
Snellville, GA	10,185	51,815	-	10,342	54,205	64,547	10,250	54,297	21,200	S/L 31.5	2007(A)
Union, NJ	7,650	15,689	-	7,650	22,823	30,473	3,499	26,974	-	S/L 31.5	2007(A)
Boiling Springs, SC	1,015	4,486	-	1,015	4,491	5,506	1,262	4,244	-	S/L 31.5	2007(A)
Taylors, SC	1,732	4,506	-	1,732	4,507	6,239	863	5,376	-	S/L 31.5	2007(A)
Dothan, AL	3,358	26,903	-	3,358	27,968	31,326	5,261	26,065	-	S/L 31.5	2007(A)
Bradenton, FL	10,766	31,203	-	10,916	35,024	45,940	12,857	33,083	-	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	-	5,579	17,539	23,118	3,296	19,822	6,956	S/L 31.5	2007(A)
Tampa, FL	1,699	3,338	-	1,699	3,390	5,089	634	4,455	-	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	-	2,108	8,524	10,632	2,086	8,546	-	S/L 31.5	2007(A)
Kennesaw, GA	6,175	9,028	-	6,175	9,522	15,697	1,742	13,955	-	S/L 31.5	2007(A)
Roswell, GA	6,566	15,005	-	6,566	15,736	22,302	6,697	15,605	-	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	-	2,440	11,743	14,183	2,240	11,943	-	S/L 31.5	2007(A)
Greensboro, NC	5,012	11,162	-	5,105	11,527	16,632	2,216	14,416	-	S/L 31.5	2007(A)
Greensboro, NC	3,153	9,455	-	3,153	9,755	12,908	1,878	11,030	4,676	S/L 31.5	2007(A)
East Hanover, NJ	3,847	23,798	-	3,847	24,376	28,223	4,603	23,620	-	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	-	1,631	8,406	10,037	1,607	8,430	-	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	-	3,842	16,931	20,773	3,233	17,540	-	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	-	1,795	9,977	11,772	1,885	9,887	4,206	S/L 31.5	2007(A)
Newport News, VA	10,064	21,272	-	4,026	11,063	15,089	4,064	11,025	-	S/L 31.5	2007(A)
Richmond, VA	11,879	34,736	-	11,879	35,614	47,493	6,788	40,705	12,218	S/L 31.5	2007(A)
Springfield, VA	12,627	30,572	-	12,627	31,546	44,173	5,950	38,223	10,809	S/L 31.5	2007(A)
Springfield, VA	4,389	9,466	-	4,389	10,167	14,556	2,111	12,445	-	S/L 31.5	2007(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Sterling, VA	8,426	18,651	-	8,426	18,689	27,115	3,532	23,583	-	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	-	6,090	11,749	17,839	2,230	15,609	7,096	S/L 31.5	2007(A)
Ocala, FL	2,877	9,407	-	853	4,475	5,328	1,796	3,532	-	S/L 31.5	2007(A)
Valrico, FL	3,282	12,190	-	3,282	15,031	18,313	2,334	15,979	-	S/L 31.5	2007(A)
Atlanta, GA	11,120	31,341	-	11,120	32,982	44,102	6,142	37,960	11,796	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	-	3,007	8,535	11,542	1,609	9,933	-	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	-	5,744	14,402	20,146	2,770	17,376	-	S/L 31.5	2007(A)
Ashville, NC	2,651	8,908	-	2,651	9,032	11,683	1,943	9,740	-	S/L 31.5	2007(A)
Charlotte, NC	2,842	9,807	-	2,842	10,025	12,867	1,909	10,958	-	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	-	4,382	18,661	23,043	4,027	19,016	-	S/L 31.5	2007(A)
Greensboro, NC	1,682	7,593	-	1,682	7,654	9,336	1,861	7,475	-	S/L 31.5	2007(A)
Raleigh, NC	2,728	10,665	-	2,728	10,817	13,545	2,054	11,491	-	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	-	1,635	9,110	10,745	1,749	8,996	-	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	-	4,645	10,425	15,070	2,130	12,940	-	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	-	7,714	30,855	38,569	5,786	32,783	-	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,682	-	1,380	4,838	6,218	872	5,346	-	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	-	9,593	17,691	27,284	3,416	23,868	-	S/L 31.5	2007(A)
Plantation, FL	21,729	37,331	-	22,112	93,830	115,942	15,458	100,484	45,800	S/L 31.5	2007(A)
Duluth, GA	815	2,692	-	545	2,094	2,639	644	1,995	-	S/L 31.5	2007(A)
Lawrenceville, GA	1,457	1,057	-	1,486	1,146	2,632	219	2,413	-	S/L 31.5	2007(A)
Rome, GA	1,523	4,007	-	1,523	4,966	6,489	754	5,735	-	S/L 31.5	2007(A)
Snellville, GA	1,303	1,494	-	1,303	1,494	2,797	285	2,512	-	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	-	431	3,774	4,205	747	3,458	-	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	-	1,517	4,583	6,100	2,084	4,016	5,264	S/L 31.5	2007(A)
Dearborn Heights, MI	2,463	2,946	-	2,463	2,946	5,409	566	4,843	-	S/L 31.5	2007(A)
Livonia, MI	1,396	2,680	-	1,396	2,680	4,076	516	3,560	-	S/L 31.5	2007(A)
Westland, MI	1,400	2,531	-	1,400	2,531	3,931	491	3,440	2,625	S/L 31.5	2007(A)
Cary, NC	2,264	4,581	-	1,079	3,742	4,821	1,206	3,615	-	S/L 31.5	2007(A)
Winston-Salem, NC	7,156	15,010	-	7,156	15,010	22,166	2,956	19,210	5,620	S/L 31.5	2007(A)
Cheektowaga, NY	1,740	2,417	-	1,740	2,417	4,157	460	3,697	-	S/L 31.5	2007(A)
Dunkirk, NY	-	1,487	-	-	1,487	1,487	288	1,199	-	S/L 31.5	2007(A)
Alliance, OH	812	16,244	-	812	16,244	17,056	3,183	13,873	7,002	S/L 31.5	2007(A)
Cincinnati, OH	2,805	5,028	-	2,805	5,028	7,833	964	6,869	2,537	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	-	863	2,225	3,088	424	2,664	-	S/L 31.5	2007(A)
Erie, PA	958	2,206	-	958	2,206	3,164	409	2,755	-	S/L 31.5	2007(A)
Erie, PA	1,525	2,399	-	378	921	1,299	433	866	-	S/L 31.5	2007(A)
Erie, PA	-	1,486	-	-	1,486	1,486	286	1,200	-	S/L 31.5	2007(A)
Erie, PA	1,578	2,703	-	1,578	2,711	4,289	501	3,788	-	S/L 31.5	2007(A)
Erie, PA	1,641	2,015	-	1,641	2,015	3,656	384	3,272	-	S/L 31.5	2007(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

(In thousands)

	Initial Cost			Total Cost(1)					Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances		Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land		Buildings & Improvements		Total
Monroeville, PA	1,431	2,006	-	1,431		2,014		3,445	372	3,073	-		S/L 31.5	2007(A)
New Castle, PA	1,331	2,016	-	1,331		2,016		3,347	385	2,962	-		S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	-	1,445		2,148		3,593	478	3,115	-		S/L 31.5	2007(A)
Greenville, SC	1,452	1,891	-	1,452		1,956		3,408	361	3,047	-		S/L 31.5	2007(A)
Greenville, SC	5,659	14,411	-	5,659		14,411		20,070	2,848	17,222	5,464		S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	-	1,145		2,353		3,498	454	3,044	-		S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	-	2,892		3,226		6,118	652	5,466	-		S/L 31.5	2007(A)
Houston, TX	4,380	8,729	-	4,380		8,775		13,155	1,747	11,408	-		S/L 31.5	2007(A)
Olympia, WA	2,946	3,050	-	2,946		3,050		5,996	565	5,431	-		S/L 31.5	2007(A)
Lakeland, FL	2,800	3,148	-	2,800		3,682		6,482	1,370	5,112	-		S/L 31.5	2007(A)
Evansville, IN	8,964	18,764	-	8,964		18,797		27,761	3,732	24,029	-		S/L 31.5	2007(A)
Apex, NC	2,362	4,452	-	2,362		4,452		6,814	499	6,315	-		S/L 31.5	2007(A)
Portfolio Balance (DDR) – unencumbered	205,696	194,608	-	205,697		194,609		400,306	1,491	398,815	-		S/L 31.5
Portfolio Balance (DDR) – encumbered	62,753	180,721	-	62,753		180,721		243,474	60,884	182,590	46,277		S/L 31.5

	$2,098,335	$5,327,191	$7,203	$2,154,968	(3)	$6,484,143	(4)	$8,639,111	$1,670,717	$6,968,394	$1,246,938	(5)

(1)	The Aggregate Cost for Federal Income Tax purposes was approximately $8.7 billion at December 31, 2012.
(2)	S/L refers to straight-line depreciation.
(3)	Includes $254.6 million of land under development at December 31, 2012.
(4)	Includes $220.5 million of construction in progress at December 31, 2012.
(5)	Does not include tax-exempt certificates and fair market value of debt adjustments aggregating $15.7 million and $11.5 million, respectively.

The changes in Total Real Estate Assets, excluding real estate held for sale, for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balance, beginning of year	$8,266,839	$8,411,239	$8,812,484
Acquisitions and transfers from joint ventures	594,633	260,161	—
Developments, improvements and expansions	105,132	104,245	174,315
Changes in land under development and construction in progress	3,188	(15,153)	(2,409)
Real estate held for sale	—	(3,267)	—
Adjustment of property carrying values	(135,813)	(125,844)	(171,900)
Sales, transfers to joint ventures and retirements	(194,868)	(364,542)	(401,251)

Balance, end of year	$8,639,111	$8,266,839	$8,411,239

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balance, beginning of year	$1,550,066	$1,452,112	$1,332,534
Depreciation for year	233,619	230,332	227,304
Real estate held for sale	—	(977)	—
Sales and retirements	(112,968)	(131,401)	(107,726)

Balance, end of year	$1,670,717	$1,550,066	$1,452,112

Schedule IV—Mortgage Loans on Real Estate

December 31, 2012

(Dollar amounts in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens (1)	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans subject to delinquent principal or interest
SENIOR LOANS
Retail
Borrower A	5.73%	Sep-17	Interest and principal	$—	$33,000	$28,509	$—
MEZZANINE LOANS
Multi-family
Borrower B	LIBOR+6.0%, Floor 11%	Feb-17	Interest monthly, principal at maturity	26,000	5,868	5,923	—
Retail
Borrower C	11.00%	Jun-13	Interest monthly, principal at maturity	51,750	12,800	11,342	—

Borrower D	10.00%	Nov-22	Interest monthly, principal at maturity	59,000	9,000	9,078	—
Mixed Use
Borrower E	LIBOR+10.0%, Floor 14%	on demand (loan in default)	Interest monthly, principal at maturity	2,500	11,490	5,526	9,343

Borrower F	LIBOR+8.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	13,990	10,806	—	10,806

				153,240	82,964	60,378	20,149
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
Borrower G	LIBOR+7.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	__	66,846	—	66,846

Borrower H	10.00%	Oct-17	Interest monthly, principal at maturity	137,869	31,700	31,973	—

Borrower I	10.00%	Jun-19	Interest quarterly (partial payment), principal and unpaid interest at maturity	952,145	150,756	154,556	—

				$1,243,254	$332,266	$246,907	$86,995

(1)	The first mortgage loans on some properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2012 are estimated.

(2)	Carrying amount includes all applicable accrued interest and accretion of discount to date, net of amounts reserved for impairment.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$84,541	$103,705	$58,719
Additions during period:
New mortgage loans	160,995	10,000	60,618
Interest	4,949	811	3,106
Accretion of discount	826	780	250
Deductions during period:
Provision for loan loss reserve	(4,300)	(5,000)	—
Collections of principal	(104)	(25,755)	—
Foreclosures	—	—	(18,988)

Balance at close of period	$246,907	$84,541	$103,705

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

By:	/s/ DANIEL B. HURWITZ
Daniel B. Hurwitz, Chief Executive Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March 2013.

/s/ DANIEL B. HURWITZ	Chief Executive Officer
Daniel B. Hurwitz

/s/ DAVID J. OAKES	President & Chief Financial Officer (Principal Financial Officer)
David J. Oakes

/s/ CHRISTA A. VESY	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Christa A. Vesy

/s/ TERRANCE R. AHERN	Director
Terrance R. Ahern

/s/ JAMES C. BOLAND	Director
James C. Boland

/s/ THOMAS FINNE	Director
Thomas Finne

/s/ ROBERT H. GIDEL	Director
Robert H. Gidel

/s/ VOLKER KRAFT	Director
Volker Kraft

/s/ REBECCA L. MACCARDINI	Director
Rebecca L. Maccardini

/s/ VICTOR B. MACFARLANE	Director
Victor B. MacFarlane

/s/ CRAIG MACNAB	Director
Craig Macnab

/s/ SCOTT D. ROULSTON	Director
Scott D. Roulston

/s/ BARRY A. SHOLEM	Director
Barry A. Sholem