Form 10-K/A
period 2012-12-31
DDR CORP
filed 2013-03-19
CIK 894315

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

EXPLANATORY NOTE

DDR Corp., an Ohio corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on March 1, 2013 (the “Original Filing”), to amend Item 15 to include the separate financial statements of Sonae Sierra Brazil BV SARL and DDRM Properties LLC, as required under Rule 3-09 of Regulation S-X.

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

b)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 31, 2012	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2012; File No. 001-11690)

3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC August 1, 2012; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on Form 8-K (Filed with the SEC on August 1, 2012; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-184221 (Filed with the SEC on October 1, 2012)

4	4.22	Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

4	4.23	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.25	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.26	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.27	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Amendment No. 2 to the Eighth Amended and Restated Credit Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.29	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.30	First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.31	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.19	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.20	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.21	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.22	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.24	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.25	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.26	First Amendment to the Amended and Restated Employment Agreement, dated December 31, 2012, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.27	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.28	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.29	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.30	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.32	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.33	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.34	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2012; File No. 001-11690)

10	10.35	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.36	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.37	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.38	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.39	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.40	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

23	23.2	Consent of Deloitte Touche Tohmatsu	Filed herewith

23	23.3	Consent of PricewaterhouseCoopers LLP	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

99	99.1	Sonae Sierra Brazil BV Sarl Consolidated Financial Statements	Filed herewith

99	99.2	DDRM Properties LLC Consolidated Financial Statements	Filed herewith

101	101.INS	XBRL Instance Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

c)	Financial Statements of Unconsolidated Joint Ventures:

Financial statements of the Company’s unconsolidated joint venture companies, except for Sonae Sierra Brazil BV SARL and DDRM Properties LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w). The financial statements for Sonae Sierra Brazil BV SARL and DDRM Properties LLC are filed with this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

By:	/s/ Christa A. Vesy
Christa A. Vesy
Executive Vice President and Chief Accounting Officer

Date: March 19, 2013

Exhibit Index

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended effective July 31, 2012	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2012; File No. 001-11690)

3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 11, 2009; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC August 1, 2012; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on Form 8-K (Filed with the SEC on August 1, 2012; File No. 001-11690)

4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.7	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.8	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.11	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.12	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.13	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.14	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.15	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.16	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

4	4.17	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.18	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.19	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

4	4.20	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.21	Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-184221 (Filed with the SEC on October 1, 2012)

4	4.22	Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

4	4.23	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.24	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.25	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.26	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.27	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.28	Amendment No. 2 to the Eighth Amended and Restated Credit Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.29	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.30	First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.31	Registration Rights Agreement, dated March 3, 2007, by and among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)

10	10.10	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.12	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.19	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.20	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.21	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.22	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.23	Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.24	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.25	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.26	First Amendment to the Amended and Restated Employment Agreement, dated December 31, 2012, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.27	Release Agreement, dated as of April 11, 2011, by and between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.28	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.29	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.30	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.32	Employment Agreement, dated April 12, 2011, by and between the Company and John S. Kokinchak*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.33	Employment Agreement, dated April 12, 2011, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.34	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2012; File No. 001-11690)

10	10.35	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.36	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.37	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.38	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.39	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.40	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

23	23.2	Consent of Deloitte Touche Tohmatsu	Filed herewith

23	23.3	Consent of PricewaterhouseCoopers LLP	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

99	99.1	Sonae Sierra Brazil BV Sarl Consolidated Financial Statements	Filed herewith

99	99.2	DDRM Properties LLC Consolidated Financial Statements	Filed herewith

101	101.INS	XBRL Instance Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.SCH	XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

