Form 10-Q
period 2013-06-30
DDR CORP
filed 2013-08-08
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 320,121,734 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Land	$1,887,999	$1,900,401
Buildings	5,868,717	5,773,961
Fixtures and tenant improvements	522,103	489,626

	8,278,819	8,163,988
Less: Accumulated depreciation	(1,757,530)	(1,670,717)

	6,521,289	6,493,271
Land held for development and construction in progress	480,771	475,123
Real estate held for sale, net	1,852	—

Total real estate assets, net	7,003,912	6,968,394
Investments in and advances to joint ventures	597,182	613,017
Cash and cash equivalents	41,718	31,174
Restricted cash	23,524	23,658
Notes receivable, net	71,076	68,718
Other assets, net	395,307	350,876

	$8,132,719	$8,055,837

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,450,592	$2,147,097
Unsecured term loan	350,000	350,000
Revolving credit facilities	34,662	147,905

	2,835,254	2,645,002

Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,209,170	1,274,141

	1,609,170	1,674,141

Total indebtedness	4,444,424	4,319,143
Accounts payable and other liabilities	310,048	326,024
Dividends payable	49,971	44,210

Total liabilities	4,804,443	4,689,377

Commitments and contingencies (Note 9)
DDR Equity:
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 and 410,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	55,000	205,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2013	150,000	—
Common shares, with par value, $0.10 stated value; 600,000,000 and 500,000,000 shares authorized; 320,055,468 and 315,239,299 shares issued at June 30, 2013 and December 31, 2012, respectively	32,006	31,524
Paid-in capital	4,714,508	4,629,257
Accumulated distributions in excess of net income	(1,817,540)	(1,694,822)
Deferred compensation obligation	16,442	15,556
Accumulated other comprehensive loss	(30,367)	(27,925)
Less: Common shares in treasury at cost: 849,960 and 977,673 shares at June 30, 2013 and December 31, 2012, respectively	(15,362)	(16,452)

Total DDR shareholders’ equity	3,304,687	3,342,138
Non-controlling interests	23,589	24,322

Total equity	3,328,276	3,366,460

	$8,132,719	$8,055,837

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2013	2012
Revenues from operations:
Minimum rents	$146,988	$130,803
Percentage and overage rents	720	613
Recoveries from tenants	46,813	41,284
Fee and other income	22,566	17,994

	217,087	190,694

Rental operation expenses:
Operating and maintenance	34,290	30,151
Real estate taxes	27,677	24,883
Impairment charges	34,439	42,101
General and administrative	20,117	19,131
Depreciation and amortization	69,887	62,247

	186,410	178,513

Other income (expense):
Interest income	5,797	2,328
Interest expense	(55,816)	(53,685)
Loss on debt retirement, net	—	(7,892)
Other income (expense), net	1,895	(3,656)

	(48,124)	(62,905)

Loss before earnings from equity method investments and other items	(17,447)	(50,724)
Equity in net (loss) income of joint ventures	(1,191)	3,232
Gain on change in control of interests	1,066	39,348

Loss before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(17,572)	(8,144)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,716)	(367)

Loss from continuing operations	(19,288)	(8,511)
Loss from discontinued operations	(2,305)	(34,103)

Loss before (loss) gain on disposition of real estate	(21,593)	(42,614)
(Loss) gain on disposition of real estate, net of tax	(1,525)	5,234

Net loss	$(23,118)	$(37,380)
Non-controlling interests	(195)	(120)

Net loss attributable to DDR	$(23,313)	$(37,500)

Write-off of preferred share original issuance costs	(5,246)	—
Preferred dividends	(7,475)	(6,967)

Net loss attributable to DDR common shareholders	$(36,034)	$(44,467)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.04)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.12)

Net loss attributable to DDR common shareholders	$(0.11)	$(0.16)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.04)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.12)

Net loss attributable to DDR common shareholders	$(0.11)	$(0.16)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2013	2012
Revenues from operations:
Minimum rents	$290,154	$257,671
Percentage and overage rents	2,469	1,994
Recoveries from tenants	93,711	83,300
Fee and other income	39,596	36,324

	425,930	379,289

Rental operation expenses:
Operating and maintenance	67,567	62,750
Real estate taxes	55,146	49,412
Impairment charges	37,525	42,132
General and administrative	39,877	38,144
Depreciation and amortization	138,331	120,315

	338,446	312,753

Other income (expense):
Interest income	13,674	4,168
Interest expense	(110,240)	(108,722)
Loss on debt retirement, net	—	(13,495)
Other income (expense), net	(1,006)	(5,233)

	(97,572)	(123,282)

Loss before earnings from equity method investments and other items	(10,088)	(56,746)
Equity in net income of joint ventures	1,763	11,480
Impairment of joint venture investments	—	(560)
Gain on change in control of interests	1,066	39,348

Loss before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(7,259)	(6,478)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,083)	(544)

Loss from continuing operations	(9,342)	(7,022)
Loss from discontinued operations	(5,700)	(51,138)

Loss before (loss) gain on disposition of real estate	(15,042)	(58,160)
(Loss) gain on disposition of real estate, net of tax	(1,582)	5,899

Net loss	$(16,624)	$(52,261)
Non-controlling interests	(386)	(296)

Net loss attributable to DDR	$(17,010)	$(52,557)

Write-off of preferred share original issuance costs	(5,246)	—
Preferred dividends	(14,505)	(13,934)

Net loss attributable to DDR common shareholders	$(36,761)	$(66,491)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.06)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.18)

Net loss attributable to DDR common shareholders	$(0.12)	$(0.24)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.06)
Loss from discontinued operations attributable to DDR common shareholders	(0.02)	(0.18)

Net loss attributable to DDR common shareholders	$(0.12)	$(0.24)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net loss	$(23,118)	$(37,380)	$(16,624)	$(52,261)

Other comprehensive (loss) income:
Foreign currency translation	(17,603)	(22,546)	(15,935)	(18,419)
Change in fair value of interest-rate contracts	10,890	(12,273)	12,644	(11,007)
Amortization of interest-rate contracts	118	(233)	236	(180)

Total other comprehensive loss	(6,595)	(35,052)	(3,055)	(29,606)

Comprehensive loss	(29,713)	(72,432)	(19,679)	(81,867)

Comprehensive income (loss) attributable to non-controlling interests:
Allocation of net income	(195)	(120)	(386)	(296)
Foreign currency translation	364	457	613	134

Total comprehensive income (loss) attributable to non-controlling interests	169	337	227	(162)

Total comprehensive loss attributable to DDR	$(29,544)	$(72,095)	$(19,452)	$(82,029)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2013

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2012	$405,000	$31,524	$4,629,257	$(1,694,822)	$15,556	$(27,925)	$(16,452)	$24,322	$3,366,460
Issuance of common shares related to stock plans		9	1,220				125		1,354
Issuance of common shares for cash offering		473	82,060				1,237		83,770
Issuance of preferred shares	150,000		(5,271)						144,729
Issuance of restricted stock			(3,118)		937		2,181		—
Vesting of restricted stock			2,972		(51)		(2,453)		468
Stock-based compensation			2,142						2,142
Contributions from non-controlling interests								187	187
Distributions to non-controlling interests								(693)	(693)
Redemption of preferred shares	(150,000)		5,246	(5,246)					(150,000)
Dividends declared-common shares				(85,991)					(85,991)
Dividends declared-preferred shares				(14,471)					(14,471)
Comprehensive loss				(17,010)		(2,442)		(227)	(19,679)

Balance, June 30, 2013	$405,000	$32,006	$4,714,508	$(1,817,540)	$16,442	$(30,367)	$(15,362)	$23,589	$3,328,276

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands)

(Unaudited)

	2013	2012
Net cash flow provided by operating activities:	$163,518	$103,581

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(320,813)	(166,490)
Proceeds from disposition of real estate	92,669	91,474
Equity contributions to joint ventures	(15,699)	(29,992)
Issuance of joint venture advances, net	(11,000)	(149,975)
Distributions of proceeds from sale and refinancing of joint venture interests	717	937
Return of investments in joint ventures	4,569	6,331
Issuance of notes receivable	(13,578)	(246)
Repayment of notes receivable	11,596	975
(Increase) decrease in restricted cash—capital improvements	(1,207)	4,900

Net cash flow used for investing activities:	(252,746)	(242,086)

Cash flow from financing activities:
Repayments of revolving credit facilities, net	(111,840)	(135,897)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $650 and $643 in 2013 and 2012, respectively	295,591	291,570
Repayment of senior notes	—	(445,682)
Proceeds from mortgages and other secured debt	43,189	353,506
Repayment of term loans and mortgage debt	(104,416)	(165,847)
Payment of debt issuance costs	(3,914)	(2,501)
Redemption of preferred shares	(150,000)	—
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses of $546 in 2013	144,729	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $410 and $441 in 2013 and 2012, respectively	83,770	300,086
Repurchase of common shares in conjunction with equity award plans	(2,082)	(1,243)
Contributions from non-controlling interests	187	186
Distributions to non-controlling interests and redeemable operating partnership units	(688)	(8,420)
Dividends paid	(94,700)	(69,397)

Net cash flow provided by financing activities:	99,826	116,361

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	10,598	(22,144)
Effect of exchange rate changes on cash and cash equivalents	(54)	(557)
Cash and cash equivalents, beginning of period	31,174	41,206

Cash and cash equivalents, end of period	$41,718	$18,505

Supplemental disclosure of non-cash investing and financing activities:

At June 30, 2013, dividends payable were $50.0 million. During the six months ended June 30, 2013, in conjunction with the acquisition of its partner’s interests in five shopping centers, the Company reversed its previously held equity interest by decreasing Investments in and Advances to Joint Ventures by $15.5 million and increased net assets by $1.0 million for its previously held proportionate share of the assets. In conjunction with the redemption of $150.0 million of the Company’s $205.0 million, 7.375% Class H cumulative redeemable preferred shares, the Company recorded a charge to net income attributable to common shareholders of $5.2 million related to the prorated write-off of the Class H Preferred Shares’ original issuance costs. At June 30, 2013, accounts payable included $22.7 million for accrued but not paid real estate asset expenditures. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2013.

At June 30, 2012, dividends payable were $40.9 million. During the six months ended June 30, 2012, the Company acquired $20.1 million of real estate which resulted in an increase in the non-controlling interests of $10.9 million. In addition, in conjunction with the acquisition of its partner’s interests in two shopping centers, the Company reversed its previously held equity interest by increasing Investments in and Advances to Joint Ventures by $21.0 million, as the investment basis was negative, increased net assets by $39.1 million for its previously held proportionate share of the assets and assumed debt of $103.8 million. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2012.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). Investments in joint ventures that the Company does not control are accounted for under the equity method of accounting.

At June 30, 2013 and December 31, 2012, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $185.9 million and $184.6 million, respectively, mortgages of $21.0 million and $21.5 million, respectively, and other liabilities of $1.5 million and $1.9 million, respectively.

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

At June 30, 2013 and December 31, 2012, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 199 and 206 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2013	December 31, 2012
Condensed Combined Balance Sheets
Land	$1,529,795	$1,569,548
Buildings	4,632,324	4,681,462
Fixtures and tenant improvements	266,917	244,293

	6,429,036	6,495,303
Less: Accumulated depreciation	(881,857)	(833,816)

	5,547,179	5,661,487
Land held for development and construction in progress	277,314	348,822

Real estate, net	5,824,493	6,010,309
Cash and restricted cash	368,948	467,200
Receivables, net	101,938	99,098
Other assets	380,154	427,014

	$6,675,533	$7,003,621

Mortgage debt	$4,141,601	$4,246,407
Notes and accrued interest payable to DDR(A)	153,042	143,338
Other liabilities	295,990	342,614

	4,590,633	4,732,359
Redeemable preferred equity	167,060	154,556
Accumulated equity	1,917,840	2,116,706

	$6,675,533	$7,003,621

Company’s share of Accumulated Equity	$399,551	$432,500

(A)	The Company has amounts receivable from several joint ventures aggregating $36.3 million and $34.3 million at June 30, 2013 and December 31, 2012, respectively, which are included in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets. The remaining amounts were fully reserved by the Company in prior years.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Condensed Combined Statements of Operations
Revenues from operations	$184,820	$163,694	$371,547	$322,908

Operating expenses(A)	65,022	64,433	129,909	115,495
Impairment charges	44,563	—	44,563	840
Depreciation and amortization	59,045	41,863	124,345	81,550
Interest expense	60,059	58,860	122,258	113,978

	228,689	165,156	421,075	311,863

(Loss) income before tax expense and discontinued operations	(43,869)	(1,462)	(49,528)	11,045
Income tax expense (primarily Sonae Sierra Brasil), net	(7,238)	(6,200)	(13,853)	(12,190)

Loss from continuing operations	(51,107)	(7,662)	(63,381)	(1,145)
Discontinued operations:
Loss from discontinued operations	(87)	(8,287)	(62)	(10,534)
(Loss) gain on disposition of real estate, net of tax	(369)	247	(5,906)	107

Loss before gain (loss) on disposition of real estate, net	(51,563)	(15,702)	(69,349)	(11,572)
Gain (loss) on disposition of real estate, net	164	(750)	643	13,102

Net (loss) income	$(51,399)	$(16,452)	$(68,706)	$1,530
Non-controlling interests	(6,695)	(4,600)	(13,914)	(13,534)

Net loss attributable to unconsolidated joint ventures	$(58,094)	$(21,052)	$(82,620)	$(12,004)

Company’s share of equity in net (loss) income of joint ventures	$(1,522)	$3,171	$1,528	$13,351

Amortization of basis differentials(B)	331	61	235	(1,871)

Equity in net (loss) income of joint ventures	$(1,191)	$3,232	$1,763	$11,480

(A)	Operating expenses for the three- and six-month periods ended June 30, 2012, include transaction costs associated with the formation of the unconsolidated joint venture BRE DDR Retail Holdings, LLC.
(B)	The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges. The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital.

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment basis and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30, 2013		December 31, 2012
Company’s share of accumulated equity	$399.6		$432.5
Redeemable preferred equity and notes receivable from investments(A)	167.5	(B)	155.0
Basis differentials	(3.3)		(5.9)
Deferred development fees, net of portion related to the Company’s interest	(2.9)		(2.9)
Notes and accrued interest payable to DDR	36.3	(B)	34.3

Investments in and Advances to Joint Ventures	$597.2		$613.0

(A)	Primarily relates to $167.1 million and $154.6 million preferred equity investment in BRE DDR Retail Holdings, LLC at June 30, 2013 and December 31, 2012, respectively.
(B)	As discussed below, in conjunction with the Company’s pending acquisition of 30 assets, approximately $146 million is expected to be repaid upon closing.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Management and other fees	$7.8	$6.5	$15.3	$13.4
Development fees and leasing commissions	2.3	1.9	5.2	3.9
Interest income	4.6	0.5	9.1	0.5

BRE DDR Retail Holdings, LLC

In May 2013, the Company entered into a purchase agreement with certain affiliates of The Blackstone Group L.P. (collectively, “Blackstone”) pursuant to which the Company will ultimately acquire sole ownership of a portfolio of 30 open-air, value-oriented power centers that are currently owned by BRE DDR Retail Holdings, LLC, the Company’s joint venture with Blackstone (the “BRE JV”). The Company expects to acquire Blackstone’s interest in the properties in a transaction valued at approximately $1.46 billion ($1.54 billion at 100%) (the “Blackstone Acquisition”). The transaction will include a cash payment of $566 million and the assumption of Blackstone’s 95% share of each of approximately $398 million of mortgage debt to be assumed by the Company at closing, approximately $146 million of the Company’s preferred equity interest and mezzanine loan previously funded by the Company to the BRE JV that will no longer be outstanding upon closing, and approximately $406 million of mortgage debt to be repaid at closing. The Blackstone Acquisition is subject to the satisfaction of customary closing conditions and is expected to close in the fourth quarter of 2013. The Company paid a $25 million deposit to Blackstone pursuant to the terms of the purchase agreement, which will reduce the final cash payment required upon closing. The deposit is recorded in Other Assets on the condensed consolidated balance sheet as of June 30, 2013.

DDRTC Core Retail Fund LLC

In April 2013, the Company purchased its unconsolidated joint venture partner’s 85% ownership interest in five assets. The aggregate purchase price of these assets was $110.5 million. The Company recorded an aggregate Gain on Change in Control of Interests related to the difference between the Company’s carrying value and fair value of the previously held equity interest. At closing, $92.4 million of aggregate mortgage debt was repaid. Upon acquisition, these shopping centers were unencumbered and consolidated into the Company’s results from operations.

3.	ACQUISITIONS

In the six-month period ended June 30, 2013, the Company acquired the following operating shopping centers:

Location	Date Acquired	Gross Purchase Price (in millions)	Face Value of Mortgage Debt Assumed (in millions)
Tampa, FL, Atlanta, GA, Newport News, VA and Richmond, VA (2 assets)(A)	April 2013	$110.5	N/A
Parcels adjacent to existing shopping centers	June 2013	11.7	N/A
Dallas, TX	March 2013	40.3	N/A
Oakland, CA	February 2013	41.1	N/A

(A)	Acquired from unconsolidated joint venture.

The Company accounted for these acquisitions utilizing the purchase method of accounting. The acquisition cost of the operating shopping centers was allocated as follows (in thousands):

		Weighted Average Amortization Period (in Years)
Land	$31,120	N/A
Buildings	148,566	N/A
Tenant improvements	4,155	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	18,184	6.3
Tenant relations	10,478	5.6

	212,503
Less: Below-market leases	(8,949)	18.5

Net assets acquired	$203,554

(A)	Includes above-market value of leases of $2.4 million.

Consideration:
Cash (including debt repaid at closing)	$187,022
Fair value of previously held equity interests	16,532

Total consideration	$203,554

The costs related to the acquisition of these assets, which were not material, were expensed as incurred and included in other income (expense), net.

The following unaudited supplemental pro forma operating data is presented for the three- and six-month periods ended June 30, 2013 and 2012, as if the acquisition of the interests in the properties acquired in 2013 and 2012 was completed on January 1, 2012 (in thousands, except per share amounts). The Gain on Change in Control related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Pro forma revenues	$217,890	$205,357	$430,651	$412,307

Pro forma loss from continuing operations	$(20,315)	$(47,320)	$(9,995)	$(44,930)

Pro forma loss from discontinued operations	$(2,305)	$(34,103)	$(5,700)	$(51,138)

Pro forma net loss attributable to DDR common shareholders	$(37,061)	$(83,276)	$(37,414)	$(104,399)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.17)	$(0.10)	$(0.18)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.11)	(0.02)	(0.17)

Net loss attributable to DDR common shareholders	$(0.12)	$(0.28)	$(0.12)	$(0.35)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.17)	$(0.10)	$(0.18)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.11)	(0.02)	(0.17)

Net loss attributable to DDR common shareholders	$(0.12)	$(0.28)	$(0.12)	$(0.35)

4.	NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Loans receivable	$62,862	$60,378
Other notes	3,065	3,093
Tax Increment Financing Bonds (“TIF Bonds”)(A)	5,149	5,247

	$71,076	$68,718

(A)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of June 30, 2013 and December 31, 2012, the Company had seven and six loans receivable outstanding, respectively. The following table reconciles the loans receivable on real estate for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Balance at January 1	$60,378	$84,541
Additions:
New mortgage loans	13,531	246
Interest	82	787
Accretion of discount	431	407
Deductions:
Payments of principal and interest	(11,560)	—
Other(A)	—	(31,700)

Balance at June 30	$62,862	$54,281

(A)	Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012, upon the Company’s acquisition of the equity interest.

In addition, at June 30, 2013, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer accruing interest income on this note as no payments have been received. A loan loss reserve of $4.3 million was established in 2012 based on the estimated value of the underlying real estate collateral.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$74,794	$67,105
Tenant relations, net	67,226	62,175

Total intangible assets, net(A)	142,020	129,280
Other assets:
Accounts receivable, net(B)	113,669	126,228
Deferred charges, net	41,221	42,498
Prepaid expenses	18,336	12,469
Deposits	14,550	10,580
Other assets	65,511	29,821

Total other assets, net	$395,307	$350,876

(A)	The Company recorded amortization expense of $7.1 million and $3.6 million for the three-month periods ended June 30, 2013 and 2012, and $13.8 million and $6.8 million for the six-month periods ended June 30, 2013 and 2012, respectively, related to these intangible assets.
(B)	Includes straight-line rents receivable, net, of $60.6 million and $58.2 million at June 30, 2013 and December 31, 2012, respectively.

6.	REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at June 30, 2013	Weighted-Average Interest Rate at June 30, 2013	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$29.7	2.4%	April 2017
PNC Facility	5.0	1.6%	April 2017
Unsecured Term Loan—Tranche 1	50.0	2.3%	January 2017
Unsecured Term Loan—Tranche 2	300.0	3.4%	January 2019

Secured indebtedness:
Secured Term Loan	400.0	2.0%	April 2017

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was last amended in January 2013. The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018 at the Company’s option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 30 basis points on the entire facility at June 30, 2013. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At June 30, 2013, the Company had US$4.8 million of Euro borrowings and US$24.9 million of Canadian dollar borrowings outstanding (Note 8). At June 30, 2013, the Company did not have any US$ borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility was also amended in January 2013 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.40% at June 30, 2013), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.40% at June 30, 2013). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2013.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent, which was amended in January 2013. The Secured Term Loan includes an option to extend the maturity for one year to April 2018, at the Company’s option. Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.55% at June 30, 2013). The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at June 30, 2013.

7.	SENIOR NOTES

In May 2013, the Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023. The Company expects to use the net proceeds to partially fund the Blackstone Acquisition (Note 2).

8.	FINANCIAL INSTRUMENTS

Measurement of Fair Value

At June 30, 2013, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets) from investments in the Company’s elective deferred compensation plan at June 30, 2013 and December 31, 2012, measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (liabilities):	Level 1	Level 2	Level 3	Total
June 30, 2013
Derivative financial instruments	$—	$(4.4)	$—	$(4.4)
Marketable securities	$3.2	$—	$—	$3.2
December 31, 2012
Derivative financial instruments	$—	$(17.1)	$—	$(17.1)
Marketable securities	$2.9	$—	$—	$2.9

The unrealized gain of $12.6 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in fair value during the six-month period ended June 30, 2013, related to derivative financial instruments, none of which were reported in the Company’s condensed consolidated statements of operations because the swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of related fair value consideration in Note 13.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $267.5 million and $250.7 million at June 30, 2013 and December 31, 2012, respectively, as compared to the carrying amounts of $265.4 million and $250.4 million, respectively. The carrying value of the TIF bonds, which was $5.1 million and $5.2 million at June 30, 2013 and December 31, 2012, respectively, approximated their fair value.

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

Debt instruments at June 30, 2013 and December 31, 2012, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,450,592	$2,692,996	$2,147,097	$2,503,127
Revolving Credit Facilities and term loans	784,662	786,667	897,905	903,210
Mortgage indebtedness	1,209,170	1,225,014	1,274,141	1,324,969

	$4,444,424	$4,704,677	$4,319,143	$4,731,306

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

As of June 30, 2013 and December 31, 2012, the aggregate fair value of the Company’s $632.1 million and $632.8 million notional amount of Swaps was a liability of $4.4 million and $17.1 million, respectively, which is included in Other Liabilities in the condensed consolidated balance sheets. The following table discloses certain information regarding the Company’s ten outstanding interest rate swaps (not including the specified spreads):

Aggregate Notional Amount (in millions)	LIBOR Fixed Rate	Maturity Date
$100.0	1.0%	June 2014
$50.0	0.6%	June 2015
$100.0	0.5%	July 2015
$82.1	2.8%	September 2017
$100.0	0.9%	January 2018
$100.0	1.6%	February 2019
$100.0	1.5%	February 2019

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.6 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the six-month periods ended June 30, 2013 and 2012, the amount of hedge ineffectiveness recorded was not material.

The table below presents the fair value of the Company’s Swaps as well as their classification on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, as follows (in millions):

	Liability Derivatives
	June 30, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other liabilities	$4.4	Other liabilities	$17.1

The effect of the Company’s derivative instruments on net income (loss) is as follows (in millions):

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30			Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate products	$10.9	$(7.6)	$12.6	$(6.3)	Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.2)

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

The effect of the Company’s net investment hedge derivative instruments on OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Derivatives in Net Investment Hedging Relationships	2013	2012	2013	2012
Euro-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiary	$(0.1)	$0.4	$0.1	$0.3

Canadian dollar-denominated revolving credit facilities designated as a hedge of the Company’s net investment in its subsidiaries	$0.9	$1.7	$1.3	$0.4

9.	COMMITMENTS AND CONTINGENCIES

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

In response to this action, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted the motion in part (which was affirmed on appeal), dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry. The Company also filed an answer to the complaint, and asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. On April 18, 2013, the court issued an order granting the majority of the Company’s motion. Among other findings, the order dismissed all claims of fraud and misrepresentation against the Company and its officers, dismissed all claims for breach of the joint venture agreements and development agreements, and dismissed Coventry’s claim of economic duress. The court’s decision denied the Company’s motion solely with respect to several claims for breach of contract under the Company’s prior management agreements in connection with certain assets. Coventry appealed the court’s ruling. The Company cross-appealed the ruling with respect to those limited aspects of the motion that were not granted.

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

In its initial filings in the bankruptcy case, Oxford has claimed that the Company refused to pay Oxford approximately $5 million allegedly due and owing to Vendors for work performed at the Company’s properties prior to the termination of the Agreement. Further, Oxford threatened to commence litigation against the Company to recover the alleged amounts owed should a consensual resolution not be reached. The Company denies that any sums are due to Oxford, and if any such claim is asserted, the Company will vigorously defend against it. Furthermore, as a result of the funds previously paid by the Company to Oxford, the Company also denies that any sums are due from the Company to any Vendors and will vigorously defend against any such claims. On March 18, 2013, the Company filed suit in the Court of Common Pleas, Cuyahoga County, Ohio, against Control, Control Equity Group, Inc. (the non-bankrupt parent company of Oxford) and the individual principals of Oxford. The suit asserts claims for, among other things, breach of the Control guaranty, fraud, conversion and civil conspiracy.

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

Common Shares

In May 2013, the Company entered into forward sale agreements with respect to 39.1 million of its common shares at an initial price to the Company of $18.21582 per share. Subject to the Company’s right to elect cash or net share settlement, the Company expects to physically settle the forward sale agreements no later than October 31, 2013. The Company expects to use the net proceeds received upon settlement of the forward sale agreements to partially fund the Blackstone Acquisition (Note 2).

From January 1, 2013 through June 30, 2013, the Company issued 4.8 million common shares, primarily through the use of its continuous equity program, at a weighted-average price of $17.71 per share, generating gross proceeds of $85.0 million. The net proceeds primarily were used to acquire shopping center assets (Note 3).

Common share dividends declared were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Common share dividends declared	$0.135	$0.12	$0.27	$0.24

Preferred Shares

In April 2013, the Company issued $150.0 million of its newly designated 6.250% Class K cumulative redeemable preferred shares (“Class K Preferred Shares”) at a price of $500.00 per share (or $25.00 per depositary share). In addition, in April 2013, the Company redeemed $150.0 million of its 7.375% Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) at a redemption price of $25.1127 per Class H depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1127 prorated to the redemption date). The Company recorded a charge of $5.2 million to net loss attributable to common shareholders related to the write-off of the Class H Preferred Shares’ original issuance costs.

2013 Value Sharing Equity Program

On December 31, 2012, the Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”), which granted awards to certain officers of the Company on January 1, 2013. The 2013 VSEP awards, if earned, may result in the granting of common shares of the Company to participants on future measurement dates over three years, subject to an additional serviced-based vesting schedule. As a result, in general, the total compensation available to participants under the 2013 VSEP, if any, will be fully earned only after seven years (the three-year performance period and the final four-year service-based vesting period).

The 2013 VSEP is designed to allow DDR to reward participants for superior financial performance and allow them to share in “value created” (as defined below), based upon (1) increases in DDR’s adjusted market capitalization over pre-established periods of time and (2) increases in relative total shareholder return of DDR as compared to the performance of the FTSE NAREIT Equity REITs Total Return Index for the FTSE International Limited NAREIT U.S. Real Estate Index Series (the “NAREIT Index”). Under the 2013 VSEP, participants are granted two types of performance-based awards – a “relative performance award” and an “absolute performance award” – that, if earned, are settled with DDR common shares that are generally subject to additional service-based vesting requirements for a period of four years.

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

Unless otherwise determined by DDR, the DDR shares earned under the absolute performance awards and relative performance awards will generally be subject to additional service-based restrictions that are expected to vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant. The fair value of the 2013 VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.36%
Weighted-average dividend yield	4.0%
Expected life	3 years
Expected volatility	18-24%

As of June 30, 2013, $8.2 million of total unrecognized compensation costs are related to the two market metric components associated with the awards granted under the 2013 VSEP and are expected to be recognized over the 6.5-year term, which includes the vesting period.

11.	OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2012	$(22,247)	$(5,678)	$(27,925)

Other comprehensive income (loss) before reclassifications	12,644	(15,322)	(2,678)
Amounts reclassified from accumulated other comprehensive loss(A)	236	—	236

Net current-period other comprehensive income (loss)	12,880	(15,322)	(2,442)

Balance, June 30, 2013	$(9,367)	$(21,000)	$(30,367)

(A)	Reflects amortization classified in Interest Expense of $0.3 million offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, which were previously recognized in Accumulated Other Comprehensive Income in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013.

12.	FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Management, development, financing and other fee income	$10.2	$11.2	$20.9	$23.0
Ancillary and other property income	7.5	6.6	13.2	12.6
Lease termination fees	4.7	—	5.2	0.5
Other miscellaneous	0.2	0.2	0.3	0.2

Total fee and other income	$22.6	$18.0	$39.6	$36.3

13.	IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and six-month periods ended June 30, 2013 and 2012, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Land held for development	$—	$6.4	$—	$6.4
Undeveloped land	2.6	19.1	2.6	19.1
Assets marketed for sale(A)	31.8	16.6	34.9	16.6

Total continuing operations	$34.4	$42.1	$37.5	$42.1

Sold assets or assets held for sale	0.5	38.1	5.1	55.5

Total discontinued operations	$0.5	$38.1	$5.1	$55.5

Joint venture investments	—	—	—	0.6

Total impairment charges	$34.9	$80.2	$42.6	$98.2

(A)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of a potential transaction.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 11 of the Company’s Financial Statements filed on its Annual Report on Form 10-K, as amended, for the year ended December 31, 2012.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six-month period ended June 30, 2013 and the year ended December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2013
Long-lived assets held and used and held for sale	$—	$—	$93.3	$93.3	$42.6
December 31, 2012
Long-lived assets held and used and held for sale	—	—	180.7	180.7	126.5
Unconsolidated joint venture investment	—	—	4.7	4.7	26.7
Deconsolidated joint venture investment	—	—	56.1	56.1	9.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2013
Impairment of consolidated assets(A)	$64.7	Indicative Bid / Contracted Price	Indicative Bid / Contracted Price	N/A
Impairment of consolidated assets	26.6	Income Capitalization Approach(B)	Market Capitalization Rate	7.5% - 16.1%(B)
			Price Per Square Foot	$12 to $49 per square foot
Impairment of consolidated assets—Held for Sale(A)	2.0	Contracted Price	Contracted Price	N/A

December 31, 2012
Impairment of consolidated assets(A)	$136.6	Indicative Bid	Indicative Bid	N/A
Impairment of consolidated assets	44.1	Income Capitalization Approach(B)	Market Capitalization Rate	8% - 12%(B)
			Price Per Square Foot	$15 to $47 per square foot
Impairment of joint venture investments(C)	4.7	Income Capitalization Approach	Market Capitalization Rate	8%
Impairment of joint venture investments	—	Discounted Cash Flow	Discount Rate	11%
			Terminal Capitalization Rate	5.5% - 8.5%
Deconsolidated joint venture investment(D)	56.1	Discounted Cash Flow	Discount Rate	8% - 15%

(A)	Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.
(B)	Vacant space in certain assets was valued on a price per square foot.
(C)	The fair value measurements also includes consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.
(D)	Related to loss reported in Change in Control and Sale of Interests recorded in 2012.

14.	DISCONTINUED OPERATIONS

The Company sold 17 properties during the six-month period ended June 30, 2013, and had one property held for sale at June 30, 2013. In addition, the Company sold 29 properties in 2012. These asset sales are included in discontinued operations for the three- and six-month periods ended June 30, 2013 and 2012. The balance sheet related to the assets held for sale and the operating results related to assets sold or designated as held for sale as of June 30, 2013, are as follows (in thousands):

June 30, 2013
Land	$1,151
Buildings	929
Fixtures and tenant improvements	10

2,090
Less: Accumulated depreciation	(238)

Total assets held for sale	$1,852

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Revenues	$1,760	$5,721	$4,530	$13,868

Operating expenses	613	1,903	1,408	5,439
Impairment charges	542	38,126	5,135	55,466
Interest, net	376	1,318	1,010	3,168
Depreciation and amortization	471	1,703	1,215	4,230

	2,002	43,050	8,768	68,303

Loss from discontinued operations	(242)	(37,329)	(4,238)	(54,435)
(Loss) gain on disposition of real estate, net of tax	(2,063)	3,226	(1,462)	3,297

Loss from discontinued operations	$(2,305)	$(34,103)	$(5,700)	$(51,138)

15.	EARNINGS PER SHARE

The following table calculates the Company’s earnings per share (“EPS”) and provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Basic Earnings:
Continuing Operations:
Loss from continuing operations	$(19,288)	$(8,511)	$(9,342)	$(7,022)
Plus: (Loss) gain on disposition of real estate	(1,525)	5,234	(1,582)	5,899
Plus: Loss attributable to non-controlling interests	(195)	(120)	(386)	(296)

Loss from continuing operations attributable to DDR	(21,008)	(3,397)	(11,310)	(1,419)
Write-off of preferred share original issuance costs	(5,246)	—	(5,246)	—
Preferred dividends	(7,475)	(6,967)	(14,505)	(13,934)

Basic—Loss from continuing operations attributable to DDR common shareholders	(33,729)	(10,364)	(31,061)	(15,353)
Less: Earnings attributable to unvested shares and operating partnership units	(359)	(308)	(722)	(600)

Basic—Loss from continuing operations	$(34,088)	$(10,672)	$(31,783)	$(15,953)

Discontinued Operations:
Basic—Loss from discontinued operations	(2,305)	(34,103)	(5,700)	(51,138)

Basic—Net loss attributable to DDR common shareholders after allocation to participating securities	$(36,393)	$(44,775)	$(37,483)	$(67,091)

Diluted Earnings:
Continuing Operations:
Basic—Loss from continuing operations	$(33,729)	$(10,364)	$(31,061)	$(15,353)
Less: Earnings attributable to unvested shares and operating partnership units	(359)	(308)	(722)	(600)

Diluted—Loss from continuing operations	(34,088)	(10,672)	(31,783)	(15,953)

Discontinued Operations:
Basic—Loss from discontinued operations	(2,305)	(34,103)	(5,700)	(51,138)

Diluted—Net loss attributable to DDR common shareholders after allocation to participating securities	$(36,393)	$(44,775)	$(37,483)	$(67,091)

Number of Shares:
Basic and diluted—Average shares outstanding	316,967	280,390	315,110	277,802

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.04)	$(0.10)	$(0.06)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.12)	(0.02)	(0.18)

Net loss attributable to DDR common shareholders	$(0.11)	$(0.16)	$(0.12)	$(0.24)

Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.11)	$(0.04)	$(0.10)	$(0.06)
Loss from discontinued operations attributable to DDR common shareholders	—	(0.12)	(0.02)	(0.18)

Net loss attributable to DDR common shareholders	$(0.11)	$(0.16)	$(0.12)	$(0.24)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially dilutive Securities:

•

Options to purchase 2.7 million and 2.8 million common shares were outstanding at June 30, 2013 and 2012, respectively. These outstanding options were not considered in the computation of diluted EPS for all periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The exchange into common shares associated with operating partnership units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.55 at June 30, 2013, were not included in the computation of diluted EPS for all periods presented, because the Company’s common share price did not exceed 125% of the conversion price in these periods and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for the six-month period ended June 30, 2012, because the Company’s common share price did not exceed the conversion price in this period and would therefore be anti-dilutive. The senior convertible notes due 2012 were repaid at maturity in March 2012. In addition, the purchase option related to this debt issuance was not included in the computation of diluted EPS for the six-month period ended June 30, 2012, as the purchase option was anti-dilutive.

•

Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2013, as they were anti-dilutive due to the Company’s loss from continuing operations (Note 10). Shares subject to issuance under the Company’s 2009 VSEP were not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2012, as they were anti-dilutive due to the Company’s loss from continuing operations. The final measurement date for the 2009 VSEP was December 31, 2012.

•

The 39.1 million common shares that were subject to the forward equity agreements entered into in May 2013 were not included in the computation of diluted EPS using the treasury stock method for the three- and six-month periods ended June 30, 2013, as they were anti-dilutive due to the Company’s loss from continuing operations. The Company expects to physically settle the forward sale agreements no later than October 31, 2013.

•

The 19.0 million common shares that were subject to the forward equity agreements entered into in January 2012 were not included in the computation of diluted EPS using the treasury stock method for the three- and six-month periods ended June 30, 2012, as they were anti-dilutive due to the Company’s loss from continuing operations. The Company settled the forward equity agreements in June 2012.

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

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 14) (in thousands):

	Three-Month Period Ended June 30, 2013
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$217,078	$9			$217,087
Operating expenses(B)	(96,255)	(151)			(96,406)

Net operating income (loss)	120,823	(142)			120,681
Depreciation and amortization	(69,887)				(69,887)
Interest income		5,797			5,797
Other income (expense), net				$1,895	1,895
Gain on change in control of interests	1,066				1,066
Unallocated expenses(C)				(77,649)	(77,649)
Equity in net (loss) income of joint ventures	(5,687)		$4,496		(1,191)

Loss from continuing operations					$(19,288)

	Three-Month Period Ended June 30, 2012
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$190,694	$—			$190,694
Operating expenses(B)	(96,985)	(150)			(97,135)

Net operating income (loss)	93,709	(150)			93,559
Depreciation and amortization	(62,247)				(62,247)
Interest income		2,328			2,328
Other income (expense), net				$(3,656)	(3,656)
Gain on change in control of interests	39,348				39,348
Unallocated expenses(C)				(81,075)	(81,075)
Equity in net (loss) income of joint ventures	(2,383)		$5,615		3,232

Loss from continuing operations					$(8,511)

	Six-Month Period Ended June 30, 2013
	Shopping Centers	Loan Investments		Brazil Equity Investment(A)	Other		Total
Total revenues	$425,916	$14					$425,930
Operating expenses(B)	(159,937)	(301)					(160,238)

Net operating income (loss)	265,979	(287)					265,692
Depreciation and amortization	(138,331)						(138,331)
Interest income		13,674					13,674
Other income (expense), net					$(1,006)		(1,006)
Gain on change in control on interests	1,066						1,066
Unallocated expenses(C)					(152,200)		(152,200)
Equity in net (loss) income of joint ventures	(7,017)			$8,780			1,763

Loss from continuing operations							$(9,342)

As of June 30, 2013:
Total gross real estate assets	$8,761,681						$8,761,681

Notes receivable, net		$261,894	(D)		$(190,818	)(D)	$71,076

	Six-Month Period Ended June 30, 2012
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other		Total
Total revenues	$379,281	$8				$379,289
Operating expenses(B)	(154,010)	(284)				(154,294)

Net operating income (loss)	225,271	(276)				224,995
Depreciation and amortization	(120,315)					(120,315)
Interest income		4,168				4,168
Other income (expense), net				$(5,233)		(5,233)
Gain on change in control of interests	39,348					39,348
Unallocated expenses(C)				(160,905)		(160,905)
Equity in net (loss) income of joint ventures	(3,042)		$14,522			11,480
Impairment of joint venture investments						(560)

Loss from continuing operations						$(7,022)

As of June 30, 2012:
Total gross real estate assets	$8,241,982			$9,771		$8,251,753

Notes receivable, net		$236,433		$(173,935	)(D)	$62,498

(A)	The carrying value of the Brazil Equity Investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment.
(B)	Includes impairment charges of $34.4 million and $42.1 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $37.5 million and $42.1 million for the six-month periods ended June 30, 2013 and 2012, respectively.
(C)	Unallocated expenses consist of general and administrative expenses, interest expense, loss/gain on debt retirement, and tax benefit/expense as listed in the condensed consolidated statements of operations.
(D)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheet.

17.	SUBSEQUENT EVENTS

In July 2013, the Company acquired two power centers in Orlando, Florida and Atlanta, Georgia, with a combined gross leasable area of 1.4 million square feet for a gross purchase price of $258.5 million. The Company assumed a $139.4 million mortgage with the acquisition.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of June 30, 2013, the Company’s portfolio consisted of 435 shopping centers (including 199 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2013, the Company owned more than 115 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 28 assets that the Company has not managed since January 1, 2012. At June 30, 2013, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 91.7%, as compared to 90.5% at June 30, 2012. The Company owned 456 shopping centers (including 215 shopping centers owned through unconsolidated joint ventures and two that were otherwise consolidated by the Company) and one office property at June 30, 2012. The average annualized base rent per occupied square foot was $13.77 at June 30, 2013, as compared to $13.66 at December 31, 2012 and $13.80 at June 30, 2012.

Net loss attributable to DDR common shareholders for the three-month period ended June 30, 2013, was $36.0 million, or $0.11 per share (basic and diluted), compared to net loss attributable to DDR common shareholders of $44.5 million, or $0.16 per share (basic and diluted), for the prior-year comparable period. Net loss attributable to DDR common shareholders for the six-month period ended June 30, 2013, was $36.8 million, or $0.12 per share (basic and diluted), compared to net loss attributable to DDR common shareholders of $66.5 million, or $0.24 per share (basic and diluted), for the prior-year comparable period. Funds from operations attributable to DDR common shareholders (“FFO”) for the three-month period ended June 30, 2013, was $80.0 million, compared to $78.1 million for the prior-year comparable period. FFO attributable to DDR common shareholders for the six-month period ended June 30, 2013, was $162.5 million, compared to $137.8 million for the prior-year comparable period. The increase in FFO for the six-month period ended June 30, 2013, primarily was due to organic growth and shopping center acquisitions, a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of unsecured senior notes, partially offset by asset dispositions, the write-off of the original issuance costs from the redemption of the Company’s 7.375% Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) in 2013 as well as the gain on change in control of interests recorded in 2012.

Second Quarter 2013 Operating Results

During the second quarter of 2013, the Company continued to pursue opportunities to position itself for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its prime portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, which are referred to as “Prime Portfolio” or “Prime Assets”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant second quarter 2013 and other recent transactional activity included the following:

•

Entered into an agreement to acquire 30 Prime Assets from its existing joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”), which is expected to close in the fourth quarter of 2013 (“Blackstone Acquisition”);

•

Issued $300.0 million aggregate principal amount of 3.375%, 10-year senior unsecured notes and entered into forward sale agreements to sell 39.1 million common shares for expected net proceeds of $712.2 million, or $18.21582 per share, to fund the Blackstone Acquisition. The Company expects to settle the forward sale agreements no later than October 31, 2013;

•	Acquired $110.5 million of Prime Assets, consisting of five assets from its unconsolidated joint venture partner;

•	Issued $45.0 million of common shares to fund the net investment in Prime Assets;

•	Completed the disposition of $64.4 million of non-Prime Assets, of which DDR’s pro-rata share of the proceeds was $59.8 million;

•	Opened Belgate Shopping Center, a 100% leased, 900,000-square-foot prime power center located in Charlotte, North Carolina and

•	Issued $150.0 million of newly designated 6.250% Class K Cumulative Redeemable Preferred Shares and redeemed $150.0 million of the Company’s 7.375% Class H Cumulative Redeemable Preferred Shares.

The Company continued its improvement in operating performance and internal growth in the first half of 2013 as evidenced by the number of leases executed during the quarter, the increase in the occupancy rate and the continued upward trend in the average annualized base rental rates.

•

The Company leased approximately 2.8 million square feet in the second quarter of 2013, including 190 new leases and 271 renewals for a total of 461 leases. The leasing volume in the first half of 2013 demonstrates significant progress against the 3.1 million square feet of total GLA expiring in 2013 determined as of December 31, 2012.

•

The Company continued to execute both new leases and renewals at positive rental spreads. At December 31, 2012, the Company had 1,466 leases expiring in 2013 with an average base rent per square foot of $16.94. For the comparable leases executed in the second quarter of 2013, the Company generated positive leasing spreads on a pro rata basis in the second quarter of 12.8% for new leases and 7.7% for renewals. The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•

The aggregate occupancy of the Company’s operating shopping center portfolio increased to 91.7% at June 30, 2013, as compared to 91.5% at December 31, 2012 and 90.5% at June 30, 2012. In addition, the Company’s total portfolio average annualized base rent per square foot increased to $13.77 at June 30, 2013, as compared to $13.66 at December 31, 2012.

•

The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for new leases executed during the second quarter of 2013 remained low at $4.17 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2012, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Base and percentage rental revenues	$147,708	$131,416	$16,292
Recoveries from tenants	46,813	41,284	5,529
Fee and other income	22,566	17,994	4,572

Total revenues	$217,087	$190,694	$26,393

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Base and percentage rental revenues(A)	$292,623	$259,665	$32,958
Recoveries from tenants(B)	93,711	83,300	10,411
Fee and other income(C)	39,596	36,324	3,272

Total revenues	$425,930	$379,289	$46,641

(A)	The increase is due to the following (in millions):

Increase
Acquisition of shopping centers	$24.3
Comparable Portfolio Properties	6.2
Straight-line rents	1.6
Development or redevelopment properties	0.9

$33.0

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Shopping Center Portfolio (1) June 30,
	2013		2012
Centers owned	435		456
Aggregate occupancy rate	91.7%		90.5%
Average annualized base rent per occupied square foot	$13.77	(2)	$13.80

	Wholly-Owned Shopping Centers June 30,		Joint Venture Shopping Centers (1) June 30,
	2013	2012	2013		2012
Centers owned	233	239	199		215
Centers owned through Consolidated joint ventures	N/A	N/A	3		2
Aggregate occupancy rate	92.1%	90.3%	91.3%		90.6%
Average annualized base rent per occupied square foot	$13.05	$12.83	$14.69	(2)	$14.85
Comparable Portfolio Properties:
Aggregate occupancy rate	93.1%	91.2%
Average annualized base rent per occupied square foot	$12.84	$12.68

(1)	Excludes shopping centers owned through the Company’s joint venture with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material.
(2)	Decrease within the joint venture portfolio primarily is due to sale of assets in Brazil in the fourth quarter of 2012.

(B)	The increase in Recoveries primarily was driven by the impact of Acquisition properties. Recoveries for all properties on a blended basis were approximately 89.0% of reimbursable operating expenses and real estate taxes for each of the six-month periods ended June 30, 2013 and 2012.
(C)	Composed of the following (in millions):

	Three-Month Periods Ended June 30,
	2013	2012	Increase (Decrease)
Management, development, financing and other fee income	$10.2	$11.2	$(1.0)
Ancillary and other property income	7.5	6.6	0.9
Lease termination fees	4.7	—	4.7
Other miscellaneous	0.2	0.2	—

	$22.6	$18.0	$4.6

	Six-Month Periods Ended June 30,
	2013	2012	Increase (Decrease)
Management, development, financing and other fee income	$20.9	$23.0	$(2.1)
Ancillary and other property income	13.2	12.6	0.6
Lease termination fees	5.2	0.5	4.7
Other miscellaneous	0.3	0.2	0.1

	$39.6	$36.3	$3.3

The decrease in management, development, financing and other fee income in 2013 largely is the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures. This fee income is expected to decrease as a result of the Blackstone Acquisition that is expected to close in the fourth quarter of 2013.

Expenses from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Operating and maintenance	$34,290	$30,151	$4,139
Real estate taxes	27,677	24,883	2,794
Impairment charges	34,439	42,101	(7,662)
General and administrative	20,117	19,131	986
Depreciation and amortization	69,887	62,247	7,640

	$186,410	$178,513	$7,897

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Operating and maintenance(A)	$67,567	$62,750	$4,817
Real estate taxes(A)	55,146	49,412	5,734
Impairment charges(B)	37,525	42,132	(4,607)
General and administrative(C)	39,877	38,144	1,733
Depreciation and amortization(A)	138,331	120,315	18,016

	$338,446	$312,753	$25,693

(A)	The changes for the six-month period ended June 30, 2013, compared to the same period in 2012, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$3.5	$4.6	$17.1
Comparable Portfolio Properties	0.8	0.9	(0.9)
Development or redevelopment properties	0.5	0.2	1.8

	$4.8	$5.7	$18.0

The increase in depreciation expense for the development or redevelopment properties is attributable to accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods.

(B)	The Company recorded impairment charges during the three- and six-month periods ended June 30, 2013 and 2012, related to its shopping center assets marketed for sale. These impairments are more fully described in Note 13, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.
(C)	General and administrative expenses were approximately 4.9% and 4.7% of total revenues, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations, for the six-month periods ended June 30, 2013 and 2012, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Interest income	$5,797	$2,328	$3,469
Interest expense	(55,816)	(53,685)	(2,131)
Loss on retirement of debt, net	—	(7,892)	7,892
Other income (expense), net	1,895	(3,656)	5,551

	$(48,124)	$(62,905)	$14,781

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Interest income(A)	$13,674	$4,168	$9,506
Interest expense(B)	(110,240)	(108,722)	(1,518)
Loss on retirement of debt, net(C)	—	(13,495)	13,495
Other income (expense), net(D)	(1,006)	(5,233)	4,227

	$(97,572)	$(123,282)	$25,710

(A)	The weighted-average interest rate of loan receivables, including loans to affiliates, was 9.0% and 7.6% at June 30, 2013 and 2012, respectively. The increase in the amount of interest income recognized in the first six months of 2013 primarily is due to the preferred equity investment in the unconsolidated joint venture with Blackstone.
(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Six-Month Periods Ended June 30,
	2013	2012
Weighted-average debt outstanding (in billions)	$4.4	$4.2
Weighted-average interest rate	5.1%	5.4%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at June 30, 2013 and 2012 was 4.7% and 4.9%, respectively. The decrease in the weighted-average interest rate is a result of the repurchase of $60.0 million aggregate principal amount of 9.625% senior unsecured notes in 2012 and the issuance of senior unsecured notes at 3.375% and 4.625% in 2013 and 2012, respectively, as well as the refinancing of mortgage debt at lower rates.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $2.1 million and $4.8 million for the three- and six-month periods ended June 30, 2013, respectively, as compared to $3.3 million and $6.4 million for the respective periods in 2012. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	For the six-month period ended June 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes at a premium to par value.
(D)	Other income (expense) was composed of the following (in millions):

	Six-Month Periods Ended June 30,
	2013	2012
Transaction and other (expenses) income	$(0.6)	$(3.1)
Litigation-related expenses	(0.7)	(1.5)
Debt extinguishment gain (costs), net	0.3	(0.6)

	$(1.0)	$(5.2)

Other Items (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Equity in net (loss) income of joint ventures	$(1,191)	$3,232	$(4,423)
Gain on change in control of interests	1,066	39,348	(38,282)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,716)	(367)	(1,349)

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Equity in net income of joint ventures(A)	$1,763	$11,480	$(9,717)
Impairment of joint venture investments	—	(560)	560
Gain on change in control of interests(B)	1,066	39,348	(38,282)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,083)	(544)	(1,539)

(A)	The decrease in equity in net income of joint ventures for the six-month period ended June 30, 2013, compared to the prior-year period, primarily is a result of lower income from the Company’s investment in Sonae Sierra Brasil in 2013, as discussed below. In addition, for the three-month period ended June 30, 2013, impairment charges were recorded on assets that are in the process of being marketed for sale at two unconsolidated joint ventures of which the Company’s proportionate share was approximately $4.7 million.

At June 30, 2013 and 2012, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in Sao Paulo, Brazil. This entity uses the functional currency of Brazilian Real. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in the operation of the joint venture including ground-up developments and expansions in Brazil. The weighted-average exchange rate of the Brazilian Real to U.S. Dollar used for recording the equity in net income was 2.02 and 1.84 for the six-month periods ended June 30, 2013 and 2012, respectively, which represents a 10% increase. The overall decrease in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily is due to the sale of three shopping centers in the fourth quarter of 2012 and a gain recognized on the strategic asset swap and partial sale of two assets in the portfolio in the first quarter of 2012, partially offset by expansion activity coming on line as well as increases in parking revenue and ancillary income.

(B)	The Company acquired its partner’s 85% interest in five shopping centers in the second quarter of 2013 and acquired its partner’s 50% interest in two shopping centers in the second quarter of 2012. The Company accounted for these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Loss from discontinued operations	$(242)	$(37,329)	$37,087
(Loss) gain on disposition of real estate, net of tax	(2,063)	3,226	(5,289)

	$(2,305)	$(34,103)	$31,798

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Loss from discontinued operations	$(4,238)	$(54,435)	$50,197
(Loss) gain on disposition of real estate, net of tax	(1,462)	3,297	(4,759)

	$(5,700)	$(51,138)	$45,438

The Company sold 17 shopping center properties during the six-month period ended June 30, 2013, and had one shopping center classified as held for sale at June 30, 2013, aggregating 0.9 million square feet. In addition, the Company sold 29 properties in 2012, aggregating 3.1 million square feet. Included in the reported loss from discontinued operations for the six-month periods ended June 30, 2013 and 2012, is $5.1 million and $55.5 million, respectively, of impairment charges.

(Loss) Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
(Loss) gain on disposition of real estate, net	$(1,525)	$5,234	$(6,759)

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
(Loss) gain on disposition of real estate, net(A)	$(1,582)	$5,899	$(7,481)

(A)	Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Non-controlling interests	$(195)	$(120)	$(75)

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Non-controlling interests	$(386)	$(296)	$(90)

Net Loss (in thousands)

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
Net loss attributable to DDR	$(23,313)	$(37,500)	$14,187

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
Net loss attributable to DDR	$(17,010)	$(52,557)	$35,547

A summary of changes in net loss attributable to DDR in 2013 as compared to 2012 for the periods ended June 30 is as follows (in millions):

	Three- Months	Six- Months
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$19.5	$36.1
Decrease in consolidated impairment charges	7.7	4.6
Increase in general and administrative expenses	(1.0)	(1.7)
Increase in depreciation expense	(7.6)	(18.0)
Increase in interest income	3.5	9.5
Increase in interest expense	(2.1)	(1.5)
Decrease in loss on retirement of debt, net	7.9	13.5
Change in other income (expense), net	5.5	4.2
Decrease in equity in net income of joint ventures	(4.4)	(9.7)
Decrease in impairment of joint venture investments	—	0.6
Decrease in gain on change in control of interests	(38.3)	(38.3)
Increase in income tax expense	(1.4)	(1.6)
Decrease in loss from discontinued operations	31.8	45.4
Decrease in gain on disposition of real estate	(6.8)	(7.5)
Change in non-controlling interests	(0.1)	(0.1)

Decrease in net loss attributable to DDR	$14.2	$35.5

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

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	Three-Month Periods Ended June 30,
	2013	2012	$ Change
FFO attributable to DDR common shareholders	$80.0	$78.1	$1.9
Operating FFO attributable to DDR common shareholders	86.1	71.6	14.5

	Six-Month Periods Ended June 30,
	2013	2012	$ Change
FFO attributable to DDR common shareholders (A)	$162.5	$137.8	$24.7
Operating FFO attributable to DDR common shareholders (B)	172.1	138.4	33.7

(A)	The increase in FFO for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily was due to organic growth and shopping center acquisitions, a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of unsecured senior notes, partially offset by asset dispositions, the write-off of the original issuance costs from the redemption of the Company’s Class H Preferred Shares in 2013 as well as the gain on change in control of interests recorded in 2012.
(B)	The increase in Operating FFO for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily was due to the same factors impacting FFO for the six-month period.

The Company’s reconciliation of net loss attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net loss attributable to DDR common shareholders(A), (B)	$(36.0)	$(44.5)	$(36.8)	$(66.5)
Depreciation and amortization of real estate investments	68.1	61.7	135.1	120.1
Equity in net loss (income) of joint ventures	1.2	(3.2)	(1.8)	(11.5)
Impairment of depreciable joint venture investments	—	—	—	0.6
Joint ventures’ FFO(C)	12.1	12.6	24.4	26.6
Non-controlling interests (OP Units)	0.1	—	0.1	—
Impairment of depreciable real estate assets, net of non-controlling interests	32.4	54.7	40.1	72.1
Loss (gain) on disposition of depreciable real estate	2.1	(3.2)	1.3	(3.6)

FFO attributable to DDR common shareholders	$80.0	$78.1	$162.4	$137.8
Non-operating items(D)	6.1	(6.5)	9.7	0.6

Operating FFO attributable to DDR common shareholders	$86.1	$71.6	$172.1	$138.4

(A)	Includes the following deductions from net income (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Write-off of preferred share original issuance costs	$5.2	$—	$5.2	$—
Preferred dividends	7.5	7.0	14.5	13.9

(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, for the three- and six-month periods were as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Straight-line rents	$1.7	$1.2	$3.1	$1.7
Straight-line ground rent expense	0.3	0.4	0.7	0.7

(C)	At June 30, 2013 and 2012, the Company had an economic investment in unconsolidated joint venture interests relating to 199 and 215 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net loss attributable to unconsolidated joint ventures (1)	$(58.1)	$(21.1)	$(82.6)	$(12.0)
Depreciation and amortization of real estate investments	57.5	44.1	122.3	89.4
Impairment of depreciable real estate assets	44.6	6.9	44.6	8.2
Loss (gain) on disposition of depreciable real estate, net	0.4	0.5	5.4	(13.2)

FFO	$44.4	$30.4	$89.7	$72.4

FFO at DDR’s ownership interests (2)	$12.1	$12.6	$24.4	$26.6

Operating FFO at DDR’s ownership interests (D)	$11.6	$13.5	$24.1	$27.6

(1)	Revenues include the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Straight-line rents	$0.3	$1.1	$1.9	$2.0
DDR’s proportionate share	0.1	0.2	0.3	0.4

(2)	FFO at DDR ownership interests considers the impact of basis differentials.
(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and six-month periods ended June 30, 2013 and 2012 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Impairment charges – non-depreciable consolidated assets	$2.6	$25.5	$2.6	$25.5
Loss on debt retirement, net (A)	—	7.9	—	13.5
Other (income) expense, net (B)	(1.6)	3.7	1.5	5.4
Equity in net (income) loss of joint ventures – currency adjustments, debt extinguishment costs and other expenses	(0.5)	0.9	(0.3)	1.0
Loss (gain) on disposition of non-depreciable real estate, net	1.5	(5.2)	1.8	(5.5)
Gain on change in control of interests(A)	(1.1)	(39.3)	(1.1)	(39.3)
Write-off of preferred share original issuance costs	5.2	—	5.2	—

Total non–operating items	$6.1	$(6.5)	$9.7	$0.6
FFO attributable to DDR common shareholders	80.0	78.1	162.4	137.8

Operating FFO attributable to DDR common shareholders	$86.1	$71.6	$172.1	$138.4

(A)	Amount agrees to the face of the condensed consolidated statements of operations.
(B)	Amounts included in other income/expense are detailed as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Transaction and other expenses (income)	$0.3	$2.5	$1.0	$3.1
Litigation-related expenses, net of tax	0.4	0.8	0.7	1.6
Debt extinguishment (gain) costs, net	(2.3)	0.4	(0.2)	0.7

	$(1.6)	$3.7	1.5	$5.4

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first six months of 2013, the Company continued to strategically manage cash flow from operating and financing activities. The Company also completed public equity and debt offerings in order to strengthen its balance sheet and improve its financial flexibility.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was last amended in January 2013. The Unsecured Credit Facility provides for borrowings of $750 million, and includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), which was also amended in January 2013. The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 140 basis points at June 30, 2013, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the

Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2013, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2013 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability under the Revolving Credit Facilities at June 30, 2013 (in millions):

Cash and cash equivalents	$41.7

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(34.7)
Letters of credit	(10.9)

Borrowing capacity available	$769.4

In June 2013, the Company entered into agreements for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaces any previous continuous equity program maintained by the Company. As of August 1, 2013, the Company had $246.5 million of its common shares available for future issuance under its continuous equity program.

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

The Company has no debt maturing through the remainder of 2013. The Company has $356.2 million of mortgage debt maturing in 2014 and no other unsecured maturities until May 2015.

Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company continues to look beyond 2014 to ensure that it executes its strategy to lower leverage, increase liquidity, improve the Company’s credit ratings and extend debt duration, with the goal of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

At June 30, 2013, the Company’s unconsolidated joint venture mortgage debt maturing in 2013 or debt that had matured and is now past due was $179.2 million (of which the Company’s proportionate share was $15.6 million). Of this amount, $104.2 million (of which the Company’s proportionate share is $11.8 million) is attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements). The remaining $75.0 million (of which the Company’s proportionate share is $3.8 million) is attributable to the joint venture with Blackstone and is expected to be repaid upon closing of the Blackstone Acquisition.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended June 30,
	2013	2012
Cash flow provided by operating activities	$163,518	$103,581
Cash flow used for investing activities	(252,746)	(242,086)
Cash flow provided by financing activities	99,826	116,361

Operating Activities: The change in cash flow provided by operating activities for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily was due to additional cash flow from acquired properties and the decrease in settlement of accreted debt discount on the repayment of senior convertible notes, partially offset by changes in accounts receivable, accounts payable and accrued expenses.

Investing Activities: The change in cash flow used for investing activities for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily was due to an increase in asset acquisitions in 2013, partially offset by a reduction in the amount of advances to joint ventures in 2013 as compared to 2012.

Financing Activities: The change in cash flow provided by financing activities for the six-month period ended June 30, 2013, as compared to the same period in 2012, primarily was due to a decrease in proceeds from the issuance of secured debt and issuance of common shares, partially offset by a decrease in the repayment of unsecured senior notes.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $100.5 million for the six-month period ended June 30, 2013, as compared to $81.1 million for the same period in 2012. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2013.

The Company declared a quarterly dividend of $0.135 per common share for the first and second quarters of 2013. The Board of Directors of the Company will continue to monitor the 2013 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

Sources and Uses of Capital

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential.

Acquisitions

In July 2013, the Company acquired two power centers in Orlando, Florida and Atlanta, Georgia, with a combined GLA of 1.4 million square feet for a gross purchase price of $258.5 million. The Company assumed a $139.4 million mortgage with the acquisition.

In May 2013, the Company entered into a purchase agreement with its joint venture partner, an affiliate of Blackstone, pursuant to which the Company will ultimately acquire sole ownership of a portfolio of 30 open-air, value-oriented power centers that are currently owned by BRE DDR Retail Holdings, LLC, the Company’s joint venture with Blackstone (the “BRE JV”). The Company expects to acquire Blackstone’s interest in the properties in a transaction valued at approximately $1.46 billion ($1.54 billion at 100%). The Blackstone Acquisition will include a cash payment of $566 million and the assumption of Blackstone’s 95% share of each of approximately $398 million of mortgage debt to be assumed by the Company at closing, approximately $146 million of the Company’s preferred equity interest and mezzanine loan previously funded by the Company to the BRE JV that will no longer be outstanding upon closing and approximately $406 million of mortgage debt to be repaid at closing. The Blackstone Acquisition is subject to the satisfaction of customary closing conditions and is expected to close in the fourth quarter of 2013.

In April 2013, the Company acquired its partner’s 85% interest for $93.9 million in five prime power centers, aggregating 1.3 million of total square feet. The Company funded its investment primarily with proceeds from the issuance of common shares, proceeds from asset sales and corporate debt. These prime power centers are unencumbered. The Company acquired its partner’s interest in The Walk at Highwoods Preserve (Tampa, Florida), Douglasville Pavilion (Atlanta, Georgia), Commonwealth Center and Chesterfield Crossing (Richmond, Virginia) and Jefferson Plaza (Newport News, Virginia).

In the second quarter of 2013, the Company originated $28.5 million in mezzanine loans (of which $13.5 million was funded as of June 30, 2013). These loans are collateralized by a development project and a prime shopping center, both in Chicago, Illinois, and earn interest ranging between 9.0% and 9.5%.

In the first quarter of 2013, the Company acquired Whole Foods at Bay Place in Oakland, California, and Marketplace at Highland Village in Dallas , Texas, for an aggregate purchase price of $81.4 million. No debt was assumed in these transactions, nor was debt placed on the properties at closing.

Dispositions

During the six-month period ended June 30, 2013, the Company sold 17 shopping center properties aggregating 0.9 million square feet and other consolidated non-income producing assets at an aggregate sales price of $91.0 million. The Company recorded a net loss of $3.0 million, which excludes the impact of an aggregate $56.0 million in related impairment charges that were recorded in prior periods related to the assets sold in 2013. During the six-month period ended June 30, 2013, the Company’s unconsolidated joint ventures sold assets generating gross proceeds of $19.9 million, of which the Company’s proportionate share was $3.7 million. The Company’s proportionate share of the loss on sale was not material.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential. The Company has been marketing certain non-Prime Assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss.

Development Opportunities

The Company and its joint venture partners may commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

As disclosed below, in May 2013, the Company opened Belgate Shopping Center, the Company’s first ground-up domestic development in over four years. Belgate is a 100% leased, 900,000-square-foot prime power center located in Charlotte, North Carolina, anchored by IKEA, Walmart and a complementary lineup of premier junior anchors.

The Company will continue to closely monitor its expected spending in 2013 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects for the remainder of 2013, excluding projects through Sonae Sierra Brasil. The projects in Brazil are expected to be funded with operating cash flow generated by Sonae Sierra Brasil or proceeds from the local debt financing.

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

The Company’s consolidated land holdings are classified in two separate line items on the condensed consolidated balance sheets included herein, Land and Land Held for Development and Construction in Progress. At June 30, 2013, the $1.9 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio. However, this amount also includes a small portion of vacant land comprised primarily of outlots or expansion pads adjacent to the shopping center properties. The Company believes that approximately 217 acres of this land which has a recorded cost basis of approximately $25 million is available for future development.

Included in Land Held for Development and Construction in Progress at June 30, 2013, are $261.8 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.5 to 4.0 million square feet of GLA could be developed. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments (Wholly-Owned and Consolidated Joint Ventures)

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested $219.0 million on various development and redevelopment projects and expects to expend an aggregate project cost of approximately $132.2 million on a net basis, after deducting sales proceeds from outlot sales, for the remainder of 2013. The current significant development projects are as follows:

Location	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Cost Incurred at June 30, 2013 ($ Millions)
Charlotte, NC (Belgate)	2Q13	178.2	$54.6	$20.4	$45.5
Seabrook, NH (Seabrook Town Center)	2Q14	182.3	95.0	75.1	42.0

Total		360.5	$149.6	$95.5	$87.5

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date. At June 30, 2013, the Company’s significant redevelopment projects are as follows:

Location	Estimated Owned GLA (Thousands)	Estimated Cost ($ Millions)	Cost Incurred at June 30, 2013 ($ Millions)
Phoenix, AZ (Ahwatukee Foothills Town Centre)	203.6	$14.4	$4.1
Roswell, GA (Sandy Plains Village)	142.6	14.3	5.4
Tinley Park, IL (Brookside Marketplace)	72.3	11.8	2.9
Lansing, MI (Marketplace at Delta Township)	38.6	6.6	2.4
Charlotte, NC (Cotswold Village)	52.0	3.1	0.6
Columbus, OH (Easton Market)	128.0	6.5	4.6
Bayamon, PR (Plaza Del Sol)	172.5	64.3	20.1
Fajardo, PR (Plaza Fajardo)	34.3	8.4	4.5
Midvale, UT (Family Center at Ft. Union)	78.7	13.2	12.5

Total	922.6	$142.6	$57.1

For redevelopment assets completed in 2012 and in the first half of 2013, the assets placed in service were completed at $157 cost per square foot.

Development and Redevelopments (Unconsolidated Joint Ventures)

In addition, the Company’s unconsolidated joint ventures have projects being developed that have incurred $134.6 million in project costs in the first half of 2013, with projected expenditures of $129.8 million on a net basis in the remaining half of 2013. A significant amount of the projected expenditures is related to projects under development at the Company’s joint venture in Brazil as follows:

Location	DDR’s Effective Ownership Percentage	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Cost Incurred at June 30, 2013 ($ Millions)
Goiania, Brazil	33.3%	4Q13	821.0	$232.3	$207.8	$176.3
Londrina, Brazil	29.5%	2Q13	521.6	177.8	174.4	169.0

Total			1,342.6	$410.1	$382.2	$345.3

At June 30, 2013, the Company’s significant unconsolidated joint venture redevelopment projects are as follows:

Location	DDR’s Effective Ownership Percentage	Estimated Owned GLA (Thousands)	Estimated Cost ($ Millions)	Cost Incurred at June 30, 2013 ($ Millions)
Plant City, FL (Lake Walden Square)	5%	108.7	$14.0	$8.2
Newnan, GA (Newnan Pavilion)	15%	110.3	9.6	3.8
Greensboro, NC (Wendover Village)	20%	104.8	6.8	0.8

Total		323.8	$30.4	$12.8

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at June 30, 2013, are as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund LLC	15.0%		33 shopping centers in several states	10.0	$945.7
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	929.4
BRE DDR Retail Holdings, LLC	5.0	%(B)	44 shopping centers in several states	10.6	922.1
Sonae Sierra Brasil BV Sarl	33.3%		Nine shopping centers, a management company and one development project in Brazil	3.8	390.8
DDR – SAU Retail Fund LLC	20.0%		27 shopping centers in several states	2.4	181.4

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
(B)	Excludes interest owned through $161.0 million preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $265.9 million at June 30, 2013, for which the Company’s joint venture partners have not funded their proportionate share. Included in this amount is the $167.1 million in preferred equity, including accrued interest, with a fixed distribution rate of 10% due from BRE DDR Retail Holdings, LLC. The Company expects to use approximately $121 million of the preferred equity as consideration to fund the Blackstone Acquisition. Also included in this amount is $66.9 million of financing that the Company advanced to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance is reserved in full (see Coventry II Fund discussion below).

Coventry II Fund

At June 30, 2013, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of June 30, 2013, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $2.7 million. The Service Holdings LLC joint venture sold 16 assets in the first half of 2013. The Company had previously written down its investment to zero in these assets. In addition to its existing equity and notes receivable, including the Bloomfield Loan, at June 30, 2013, the Company has provided for one partial payment guaranty to a third-party lender in connection with the financing of one of the Coventry II Fund projects that aggregates $0.1 million.

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

A summary of the Coventry II Fund investments as of June 30, 2013, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at June 30, 2013
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Buena Park, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.7	(B)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.5	(B), (C), (D), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	66.4
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.5	(B), (D)
Coventry II DDR Tri-County LLC	Cincinnati, Ohio	149.6	(B), (D), (F)
Coventry II DDR Westover LLC	San Antonio, Texas	19.7	(B)
Service Holdings LLC	21 retail sites in several states	81.4	(B), (C), (D)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.
(B)	As of August 1, 2013, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of August 1, 2013, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of August 1, 2013, the Company provided an interest payment guaranty that was not greater than the proportion of its investment interest.
(F)	On July 18, 2013, the Hamilton County Sheriff conducted an auction for the sale of the property pursuant to a court order entered in the foreclosure action brought by the lender. Title to the property is expected to be transferred to the successful bidder in due course, subject to transfer of funds and court confirmation.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $4.1 billion and $4.6 billion at June 30, 2013 and 2012, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.3 million at June 30, 2013, including guaranties associated with the Coventry II Fund joint ventures.

The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for Sonae Sierra Brasil. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

The Company has interests in consolidated and unconsolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses non-derivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign currency-denominated debt agreements into which the Company enters. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.

For the six months ended June 30, 2013, $1.4 million of net gains related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

In May 2013, the Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023. Also in May 2013, the Company entered into forward sale agreements to issue 39.1 million of its common shares with expected proceeds at an initial net price of $18.21582 per share. Subject to the Company’s right to elect cash or net share settlement of the forward sale agreements, the Company expects to physically settle the forward sale agreements no later than October 31, 2013. The Company expects to use the net proceeds from the issuance of unsecured debt and the forward sale of common shares to fund the Blackstone Acquisition.

In the first six months of 2013, the Company issued 4.8 million common shares at a weighted-average price of $17.71 per share, primarily through the use of the Company’s continuous equity program, generating gross proceeds of $85.0 million, to partially fund the acquisition of Prime Assets (see Liquidity and Capital Resources and Sources and Uses of Capital).

Also, in April 2013, the Company issued $150.0 million of newly designated 6.250% Class K Preferred Shares at a price of $500.00 per preferred share (or $25.00 per depositary share). In addition, in May 2013, the Company redeemed $150.0 million of its Class H Preferred Shares at a redemption price of $25.1127 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1127 prorated to the redemption date). The Company recorded a non-cash charge of $5.2 million to net income attributable to common shareholders in the second quarter of 2013 related to the prorated write-off of Class H Preferred Shares’ original issuance costs.

Capitalization

At June 30, 2013, the Company’s capitalization consisted of $4.5 billion of debt, $405.0 million of preferred shares and $5.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $16.65, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2013), resulting in a debt to total market capitalization ratio of 0.44 to 1.0, as compared to the ratio of 0.46 to 1.0 at June 30, 2012. The closing price of the common shares on the New York Stock Exchange was $14.64 at June 30, 2012. At June 30, 2013 and 2012, the Company’s total debt consisted of the following (in billions):

	At June 30,
	2013	2012
Fixed-rate debt (A)	$4.1	$3.6
Variable-rate debt	0.3	0.5

	$4.4	$4.1

(A)	Includes $632.1 million and $433.4 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2013 and 2012, respectively.

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

Contractual Obligations and Other Commitments

The Company has no remaining debt maturities in 2013, and, as such, has turned its focus to the timing and opportunities for the consolidated secured debt maturing in 2014 and beyond. In addition, there were no other unsecured maturities until May 2015.

At June 30, 2013, the Company had letters of credit outstanding of $27.0 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.0 million for its wholly-owned and consolidated joint venture properties at June 30, 2013. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At June 30, 2013, the Company had purchase order obligations, typically payable within one year, aggregating approximately $6.9 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The Company believes there has been a favorable shift in the supply-and-demand dynamic for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for the remainder of 2013 and 2014. The Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 4.8 million square feet of space for both new leases and renewals for the first six months of 2013. The Company also benefits from its real estate asset class (shopping centers) typically having a higher return on capital expenditures, as well as a diversified tenant base with only one tenant exceeding 3.0% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 4.0%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, TJX Companies, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers which could require them to downsize and close stores and/or declare bankruptcy. In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer. Overall, the Company believes its portfolio remained stable at June 30, 2013, as evidenced by the increase in the occupancy rate. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2012).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy was at 91.7% at June 30, 2013 as compared to 90.5% at June 30, 2012. Notwithstanding the lower occupancy rate compared to historic levels, the Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $13.77 at June 30, 2013, as compared to $13.66 at December 31, 2012, and $13.80 at June 30, 2012. The decrease in the average annualized base rent per square foot from June 2012 primarily was due to the sale of assets in Brazil in the fourth quarter of 2012. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the second quarter of 2013 for the U.S. portfolio was only $4.17 per rentable square foot. The Company generally does not expend a significant amount of capital on lease renewals. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

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

•	The Company may be unable to successfully complete the Blackstone Acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,112.5	5.3	5.0%	92.5%	$3,885.0	5.3	5.1%	89.9%
Variable-Rate Debt(A)	$331.9	4.4	1.8%	7.5%	$434.1	3.0	1.9%	10.1%

(A)	Adjusted to reflect the $632.1 million and $632.8 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 1.3% at June 30, 2013 and December 31, 2012, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	June 30, 2013				December 31, 2012
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,974.7	$514.0	3.8	5.3%	$3,083.7	$518.6	4.0	5.3%
Variable-Rate Debt	$1,166.9	$198.8	4.7	7.4%	$1,162.7	$206.3	4.3	6.9%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2013 and December 31, 2012, the interest rate on the Company’s $632.1 million and $632.8 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $632.1 million and $632.8 million of variable-rate debt that was swapped to a fixed rate at June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at June 30, 2013 and December 31, 2012, is summarized as follows (in millions):

	June 30, 2013					December 31, 2012
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$4,112.5	$4,376.5	(A)	$4,195.6	(B)	$3,885.0	$4,311.8	(A)	$4,132.2	(B)
Company’s proportionate share of joint venture fixed-rate debt	$514.0	$516.8		$501.8		$518.6	$528.1		$510.2

(A)	Includes the fair value of interest rate swaps, which was a liability of $4.4 million and $17.1 million at June 30, 2013 and December 31, 2012, respectively.
(B)	Includes the fair value of interest rate swaps, which was an asset of $17.3 million and $7.8 million at June 30, 2013 and December 31, 2012, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at June 30, 2013, would result in an increase in interest expense of approximately $1.7 million for the Company and $1.0 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month period. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2013, the Company had no other material exposure to market risk.

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

During the three-month period ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In response to this action, the Company filed a motion to dismiss the complaint or, in the alternative, to sever the plaintiffs’ claims. In June 2010, the court granted the motion in part (which was affirmed on appeal), dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry. The Company also filed an answer to the complaint, and asserted various counterclaims against Coventry. On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims. On April 18, 2013, the court issued an order granting the majority of the Company’s motion. Among other findings, the order dismissed all claims of fraud and misrepresentation against the Company and its officers, dismissed all claims for breach of the joint venture agreements and development agreements, and dismissed Coventry’s claim of economic duress. The court’s decision denied the Company’s motion solely with respect to several claims for breach of contract under the Company’s prior management agreements in connection with certain assets. Coventry appealed the court’s ruling. The Company cross-appealed the ruling with respect to those limited aspects of the motion that were not granted.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1 – 30, 2013	1,042	$17.42	—	—
May 1 – 31, 2013	—	—	—	—
June 1 – 30, 2013	—	—	—	—

Total	1,042	$17.42	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement of Purchase and Sale between the Parties listed on Schedule A attached thereto, as REIT Seller, BRE Pentagon Retail Holding B, LLC, as Homart Seller, JDN Real Estate – Lakeland, L.P., as REIT Buyer, and the Company, as Homart Buyer, dated as of May 15, 2013*

3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended

3.2	Amended and Restated Code of Regulations of the Company

4.1	Deposit Agreement, among the Company Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares

4.2	Specimen certificate of 6.250% Class K Cumulative Redeemable Preferred Shares, without par value, of the Company

4.3	Sixteenth Supplemental Indenture by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

101.INS	XBRL Instance Document[2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three- and Six-Month Periods Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three- and Six-Month Periods Ended June 30, 2013 and 2012, (iv) Consolidated Statement of Equity for the Six-Month Period Ended June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and 2012 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

August 8, 2013	/s/ Christa A. Vesy
(Date)	Christa A. Vesy
Executive Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
2	2.1	Agreement of Purchase and Sale between the Parties listed on Schedule A attached thereto, as REIT Seller, BRE Pentagon Retail Holding B, LLC, as Homart Seller, JDN Real Estate – Lakeland, L.P., as REIT Buyer, and the Company, as Homart Buyer, dated as of May 15, 2013*	Filed herewith

3	3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended	Filed herewith

3	3.2	Amended and Restated Code of Regulations of the Company	Filed herewith

4	4.1	Deposit Agreement, among the Company Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares	Current Report on Form 8-K (Filed with the SEC on April 9, 2013; File No. 001-11690)

4	4.2	Specimen certificate of 6.250% Class K Cumulative Redeemable Preferred Shares, without par value, of the Company	Current Report on Form 8-K (Filed with the SEC on April 9, 2013; File No. 001-11690)

4	4.3	Sixteenth Supplemental Indenture by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association(as successor to National City Bank))	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.