Form 10-Q
period 2013-09-30
DDR CORP
filed 2013-11-08
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 359,243,879 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Land	$1,902,915	$1,900,401
Buildings	5,970,428	5,773,961
Fixtures and tenant improvements	542,226	489,626

	8,415,569	8,163,988
Less: Accumulated depreciation	(1,779,865)	(1,670,717)

	6,635,704	6,493,271
Land held for development and construction in progress	496,368	475,123
Real estate held for sale, net	7,369	—

Total real estate assets, net	7,139,441	6,968,394
Investments in and advances to joint ventures	631,983	613,017
Cash and cash equivalents	35,351	31,174
Restricted cash	25,853	23,658
Notes receivable, net	77,857	68,718
Other assets, net	434,658	350,876

	$8,345,143	$8,055,837

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,453,336	$2,147,097
Unsecured term loan	350,000	350,000
Revolving credit facilities	42,869	147,905

	2,846,205	2,645,002

Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,349,852	1,274,141

	1,749,852	1,674,141

Total indebtedness	4,596,057	4,319,143
Accounts payable and other liabilities	346,933	326,024
Dividends payable	49,826	44,210

Total liabilities	4,992,816	4,689,377

Commitments and contingencies (Note 9)
DDR Equity:
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 and 410,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	55,000	205,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2013	150,000	—
Common shares, with par value, $0.10 stated value; 600,000,000 and 500,000,000 shares authorized; 324,215,984 and 315,239,299 shares issued at September 30, 2013 and December 31, 2012, respectively	32,422	31,524
Paid-in capital	4,789,730	4,629,257
Accumulated distributions in excess of net income	(1,867,741)	(1,694,822)
Deferred compensation obligation	16,492	15,556
Accumulated other comprehensive loss	(29,866)	(27,925)
Less: Common shares in treasury at cost: 980,825 and 977,673 shares at September 30, 2013 and December 31, 2012, respectively	(17,484)	(16,452)

Total DDR shareholders’ equity	3,328,553	3,342,138
Non-controlling interests	23,774	24,322

Total equity	3,352,327	3,366,460

	$8,345,143	$8,055,837

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2013	2012
Revenues from operations:
Minimum rents	$150,654	$134,046
Percentage and overage rents	885	296
Recoveries from tenants	48,443	41,839
Fee and other income	19,386	21,096

	219,368	197,277

Rental operation expenses:
Operating and maintenance	34,728	31,287
Real estate taxes	28,541	24,668
Impairment charges	24,136	2,560
General and administrative	19,246	18,547
Depreciation and amortization	74,141	59,620

	180,792	136,682

Other income (expense):
Interest income	6,691	5,661
Interest expense	(57,936)	(53,724)
Other income (expense), net	(2,282)	(1,868)

	(53,527)	(49,931)

(Loss) income before earnings from equity method investments and other items	(14,951)	10,664
Equity in net income of joint ventures	3,780	5,486
Impairment of joint venture investments	—	(26,111)
Gain on change in control of interests	—	40,645

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(11,171)	30,684
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(406)	(263)

(Loss) income from continuing operations	(11,577)	30,421
Income (loss) from discontinued operations	9,443	(3,816)

(Loss) income before gain on disposition of real estate	(2,134)	26,605
Gain on disposition of real estate, net of tax	1,929	261

Net (loss) income	$(205)	$26,866
Non-controlling interests	(170)	(128)

Net (loss) income attributable to DDR	$(375)	$26,738

Write-off of preferred share original issuance costs	—	(5,804)
Preferred dividends	(6,608)	(7,681)

Net (loss) income attributable to DDR common shareholders	$(6,983)	$13,253

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.05)	$0.05
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)

Net (loss) income attributable to DDR common shareholders	$(0.02)	$0.04

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.05)	$0.05
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)

Net (loss) income attributable to DDR common shareholders	$(0.02)	$0.04

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2013	2012
Revenues from operations:
Minimum rents	$436,950	$387,299
Percentage and overage rents	3,261	2,433
Recoveries from tenants	140,896	123,953
Fee and other income	58,934	57,369

	640,041	571,054

Rental operation expenses:
Operating and maintenance	101,412	93,215
Real estate taxes	82,940	73,326
Impairment charges	54,134	44,692
General and administrative	59,123	56,691
Depreciation and amortization	211,200	178,535

	508,809	446,459

Other income (expense):
Interest income	20,365	9,829
Interest expense	(166,990)	(161,203)
Loss on debt retirement, net	—	(13,495)
Other income (expense), net	(3,288)	(7,100)

	(149,913)	(171,969)

Loss before earnings from equity method investments and other items	(18,681)	(47,374)
Equity in net income of joint ventures	5,543	16,966
Impairment of joint venture investments	—	(26,671)
Gain on change in control of interests	1,066	79,993

(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(12,072)	22,914
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,481)	(798)

(Loss) income from continuing operations	(14,553)	22,116
Loss from discontinued operations	(2,623)	(53,671)

Loss before gain on disposition of real estate	(17,176)	(31,555)
Gain on disposition of real estate, net of tax	347	6,161

Net loss	$(16,829)	$(25,394)
Non-controlling interests	(556)	(424)

Net loss attributable to DDR	$(17,385)	$(25,818)

Write-off of preferred share original issuance costs	(5,246)	(5,804)
Preferred dividends	(21,113)	(21,616)

Net loss attributable to DDR common shareholders	$(43,744)	$(53,238)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.13)	$0.00
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.19)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.19)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.13)	$0.00
Loss from discontinued operations attributable to DDR common shareholders	(0.01)	(0.19)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.19)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(205)	$26,866	$(16,829)	$(25,394)

Other comprehensive (loss) income:
Foreign currency translation	(429)	6,662	(16,364)	(11,757)
Change in fair value of interest-rate contracts	(1,537)	(3,988)	11,107	(14,995)
Amortization of interest-rate contracts	118	415	354	235
Unrealized gains on available-for-sale securities	2,639	—	2,639	—

Total other comprehensive income (loss)	791	3,089	(2,264)	(26,517)

Comprehensive income (loss)	586	29,955	(19,093)	(51,911)

Comprehensive (loss) income attributable to non-controlling interests:
Allocation of net income	(170)	(128)	(556)	(424)
Foreign currency translation	(290)	(558)	323	(423)

Total comprehensive loss attributable to non-controlling interests	(460)	(686)	(233)	(847)

Total comprehensive income (loss) attributable to DDR	$126	$29,269	$(19,326)	$(52,758)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2012	$405,000	$31,524	$4,629,257	$(1,694,822)	$15,556	$(27,925)	$(16,452)	$24,322	$3,366,460
Issuance of common shares related to stock plans		10	1,280				255		1,545
Issuance of common shares for cash offering		888	155,923				1,237		158,048
Issuance of preferred shares	150,000		(5,137)						144,863
Issuance of restricted stock			(3,118)		1,103		2,015		—
Vesting of restricted stock			3,042		(167)		(4,539)		(1,664)
Stock-based compensation			3,237						3,237
Contributions from non-controlling interests								281	281
Distributions to non-controlling interests								(1,062)	(1,062)
Redemption of preferred shares	(150,000)		5,246	(5,246)					(150,000)
Dividends declared-common shares				(129,210)					(129,210)
Dividends declared-preferred shares				(21,078)					(21,078)
Comprehensive (loss) income				(17,385)		(1,941)		233	(19,093)

Balance, September 30, 2013	$405,000	$32,422	$4,789,730	$(1,867,741)	$16,492	$(29,866)	$(17,484)	$23,774	$3,352,327

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(Dollars in thousands)

(Unaudited)

	2013	2012
Net cash flow provided by operating activities:	$276,678	$197,425

Cash flow from investing activities:
Real estate acquired, net of liabilities assumed	(326,661)	(236,580)
Real estate developed and improvements to operating real estate	(158,909)	(138,348)
Proceeds from disposition of real estate	156,654	96,736
Equity contributions to joint ventures	(20,143)	(54,803)
Issuance of joint venture advances, net	(41,000)	(149,921)
Distributions of proceeds from sale and refinancing of joint venture interests	1,696	1,034
Return of investments in joint ventures	5,479	9,517
Purchase of securities available for sale	(1,800)	—
Issuance of notes receivable	(22,014)	(592)
Repayment of notes receivable	13,715	975
Change in restricted cash – capital improvements	(2,526)	6,681

Net cash flow used for investing activities:	(395,509)	(465,301)

Cash flow from financing activities:
(Repayments) proceeds of revolving credit facilities, net	(104,340)	66,502
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $650 and $709 in 2013 and 2012, respectively	295,591	291,503
Repayment of senior notes	—	(445,682)
Proceeds from mortgages and other secured debt	45,042	353,506
Repayment of term loans and mortgage debt	(112,835)	(327,905)
Payment of debt issuance costs	(3,921)	(9,038)
Redemption of preferred shares	(150,000)	(170,000)
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses of $412 and $845 in 2013 and 2012, respectively	144,863	192,855
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $473 and $805 in 2013 and 2012, respectively	158,048	418,522
Repurchase of common shares in conjunction with equity award plans	(4,060)	(2,757)
Contributions from non-controlling interests	281	249
Distributions to non-controlling interests and redeemable operating partnership units	(1,057)	(8,774)
Dividends paid	(144,671)	(111,523)

Net cash flow provided by financing activities:	122,941	247,458

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	4,110	(20,418)
Effect of exchange rate changes on cash and cash equivalents	67	(561)
Cash and cash equivalents, beginning of period	31,174	41,206

Cash and cash equivalents, end of period	$35,351	$20,227

Supplemental disclosure of non-cash investing and financing activities:

At September 30, 2013, dividends payable were $49.8 million. During the nine months ended September 30, 2013, as part of the consideration used to acquire real estate assets, the Company assumed debt of $148.5 million. In addition, in conjunction with the acquisition of its partner’s interest in five shopping centers, the Company reversed its previously held equity interest by decreasing Investments in and Advances to Joint Ventures by $15.4 million and increased net assets by $1.0 million for its previously held proportionate share of the assets. In conjunction with the redemption of $150.0 million of the Company’s $205.0 million, 7.375% Class H Cumulative Redeemable Preferred Shares (“Class H Preferred Shares”), the Company recorded a charge to net income attributable to common shareholders of $5.2 million related to the prorated write-off of the Class H Preferred Shares’ original issuance costs. At September 30, 2013, accounts payable included $25.1 million for accrued but unpaid real estate asset expenditures. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2013.

At September 30, 2012, dividends payable were $43.2 million. During the nine months ended September 30, 2012, as part of the consideration used to acquire real estate assets, the Company assumed debt of $25.4 million. In addition, in conjunction with the acquisition of its partners’ interests in five shopping centers, the Company reversed its previously held equity interest by increasing Investments in and Advances to Joint Ventures by $36.8 million, as the investment basis was negative, increasing net assets by $80.0 million for its previously held proportionate share of the assets and assumed debt of $246.2 million. In conjunction with the redemption of the Company’s 7.50% Class I Cumulative Redeemable Preferred Shares, the Company recorded a charge to net income attributable to common shareholders of $5.8 million related to the write-off of original issuance costs. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2012.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Principles of Consolidation

The condensed consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). Investments in joint ventures that the Company does not control are accounted for under the equity method of accounting.

At September 30, 2013 and December 31, 2012, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $186.3 million and $184.6 million, respectively, mortgages of $19.4 million and $21.5 million, respectively, and other liabilities of $1.8 million and $1.9 million, respectively.

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

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At September 30, 2013 and December 31, 2012, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 203 and 206 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2013	December 31, 2012
Condensed Combined Balance Sheets
Land	$1,552,832	$1,569,548
Buildings	4,653,035	4,681,462
Fixtures and tenant improvements	284,451	244,293

	6,490,318	6,495,303
Less: Accumulated depreciation	(873,212)	(833,816)

	5,617,106	5,661,487
Land held for development and construction in progress	283,241	348,822

Real estate, net	5,900,347	6,010,309
Cash and restricted cash(A)	355,283	467,200
Receivables, net	104,422	99,098
Other assets	410,985	427,014

	$6,771,037	$7,003,621

Mortgage debt	$4,210,034	$4,246,407
Notes and accrued interest payable to DDR(B)	156,743	143,338
Other liabilities	293,711	342,614

	4,660,488	4,732,359
Redeemable preferred equity	198,521	154,556
Accumulated equity	1,912,028	2,116,706

	$6,771,037	$7,003,621

Company’s share of Accumulated Equity	$391,417	$432,500

(A)	Includes $230.8 million and $347.9 million at September 30, 2013 and December 31, 2012, respectively, from Sonae Sierra Brasil.

(B)	The Company has net amounts receivable from several joint ventures aggregating $35.9 million and $34.3 million at September 30, 2013 and December 31, 2012, respectively, which are included in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets. The remaining amounts were fully reserved by the Company in prior years.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Condensed Combined Statements of Operations
Revenues from operations	$181,671	$183,187	$545,603	$498,018

Operating expenses(A)	65,435	62,191	191,389	174,252
Impairment charges	21,875	—	66,438	840
Depreciation and amortization	58,080	64,491	179,027	142,361
Interest expense	58,433	58,876	175,840	167,740

	203,823	185,558	612,694	485,193

(Loss) income before tax expense and discontinued operations	(22,152)	(2,371)	(67,091)	12,825
Income tax expense (primarily Sonae Sierra Brasil), net	(6,446)	(6,591)	(20,299)	(18,781)

Loss from continuing operations	(28,598)	(8,962)	(87,390)	(5,956)
Discontinued operations:
Loss from discontinued operations	(2,403)	(42,976)	(7,054)	(57,661)
(Loss) gain on disposition of real estate, net of tax(B)	(21,228)	1,183	(27,133)	1,290

Loss before gain on disposition of real estate, net	(52,229)	(50,755)	(121,577)	(62,327)
Gain on disposition of real estate, net	151	1,128	794	14,230

Net loss	$(52,078)	$(49,627)	$(120,783)	$(48,097)
Non-controlling interests	(5,800)	(6,155)	(19,715)	(19,689)

Net loss attributable to unconsolidated joint ventures	$(57,878)	$(55,782)	$(140,498)	$(67,786)

Company’s share of equity in net income (loss) of joint ventures(C)	$2,800	$(1,613)	$4,328	$11,739
Amortization of basis differentials(D)	980	7,099	1,215	5,227

Equity in net income of joint ventures	$3,780	$5,486	$5,543	$16,966

(A)	Operating expenses for the nine-month period ended September 30, 2012, include transaction costs associated with the formation of the unconsolidated joint venture BRE DDR Retail Holdings I.
(B)	Primarily attributable to an investment in the Coventry II Fund in which the Company had a 20% interest. The joint venture recorded a loss of $32.6 million on the transfer of its ownership of one of its properties to the lender. The Company’s share of the loss is zero as the Company had previously written off its investment in this operating property.
(C)	The Company is not recording income or loss from those investments in which its investment basis is zero and the Company does not have the obligation or intent to fund any additional capital.
(D)	The difference between the Company’s share of net loss, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges.

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment basis and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2013		December 31, 2012
Company’s share of accumulated equity	$391.4		$432.5
Redeemable preferred equity and other(A)	199.0	(B)	155.0
Basis differentials	8.6		(5.9)
Deferred development fees, net of portion related to the Company’s interest	(2.9)		(2.9)
Notes and accrued interest payable to DDR	35.9	(B)	34.3

Investments in and Advances to Joint Ventures	$632.0		$613.0

(A)	Primarily relates to $198.5 million and $154.6 million of preferred equity investments through investments with affiliates of Blackstone Real Estate Partners VII L.P. (“Blackstone”) at September 30, 2013 and December 31, 2012, respectively.
(B)	In conjunction with the Company’s acquisition of its joint venture partner’s interest in 30 assets in October 2013, $148.8 million was applied to fund the acquisition cost of the assets (Note 17).

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Management and other fees	$7.4	$7.6	$22.6	$20.9
Development fees and leasing commissions	2.7	2.3	7.9	6.2
Interest income	5.3	4.7	14.4	5.1

BRE DDR Retail Holdings II Joint Venture

In August 2013, a newly formed joint venture between consolidated affiliates of the Company and an affiliate of Blackstone acquired a portfolio of seven prime shopping centers, (“BRE DDR Retail Holdings II”). The purchase price was $332.0 million, including assumed debt of $206.6 million and $28.0 million of new mortgage debt. An affiliate of Blackstone owns 95% of the common equity of the joint venture and an affiliate of DDR owns the remaining 5%. DDR also invested $30.0 million in preferred equity in the joint venture with a fixed dividend rate of 9%. DDR’s investment was funded primarily through proceeds from asset sales. DDR will provide leasing and management services and has certain rights allowing it to potentially acquire four assets in the portfolio.

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

3. ACQUISITIONS

In the nine-month period ended September 30, 2013, the Company acquired the following operating shopping centers:

Location	Date Acquired	Gross Purchase Price (in millions)	Face Value of Mortgage Debt Assumed (in millions)
Orlando, FL and Atlanta, GA	July 2013	$258.5	$139.4
Parcels adjacent to existing shopping centers	June 2013	11.7	N/A
Tampa, FL, Atlanta, GA, Newport News, VA and Richmond, VA (2 assets) (A)	April 2013	110.5	N/A
Dallas, TX	March 2013	40.3	N/A
Oakland, CA	February 2013	41.1	N/A

(A)	Acquired from unconsolidated joint venture.

The Company accounted for these acquisitions utilizing the purchase method of accounting. The acquisition cost of the operating shopping centers was allocated as follows (in thousands):

		Weighted Average Amortization Period (in Years)
Land	$76,915	N/A
Buildings	323,047	N/A
Tenant improvements	9,714	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	52,253	5.9
Tenant relations	25,916	7.2

	487,845
Less: Mortgage debt assumed	(148,497)
Less: Below-market leases	(16,716)	18.7

Net assets acquired	$322,632

(A)	Includes above-market value of leases of $6.0 million.

Consideration:
Cash (including debt repaid at closing)	$306,100
Fair value of previously held equity interests	16,532

Total consideration	$322,632

The costs related to the acquisition of these assets, which were not material, were expensed as incurred and included in other income (expense), net.

The following unaudited supplemental pro forma operating data is presented for the three- and nine-month periods ended September 30, 2013 and 2012, as if the acquisition of the interests in the properties acquired in 2013 and 2012 was completed on January 1, 2012 (in thousands, except per share amounts). The Gain on Change in Control related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Pro forma revenues	$220,586	$214,349	$658,291	$631,873

Pro forma loss from continuing operations	$(11,638)	$(10,521)	$(15,767)	$(58,757)

Pro forma income (loss) from discontinued operations	$9,443	$(3,816)	$(2,623)	$(53,671)

Pro forma net loss attributable to DDR common shareholders	$(7,044)	$(27,689)	$(44,958)	$(134,111)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)	(0.01)	(0.17)

Net loss attributable to DDR common shareholders	$(0.02)	$(0.08)	$(0.14)	$(0.43)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.05)	$(0.07)	$(0.13)	$(0.26)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)	(0.01)	(0.17)

Net loss attributable to DDR common shareholders	$(0.02)	$(0.08)	$(0.14)	$(0.43)

4. NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Loans receivable	$71,645	$60,378
Other notes	1,038	3,093
Tax Increment Financing Bonds (“TIF Bonds”)(A)	5,174	5,247

	$77,857	$68,718

(A)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of September 30, 2013 and December 31, 2012, the Company had seven and six loans receivable outstanding, respectively. The following table reconciles the loans receivable on real estate for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Balance at January 1	$60,378	$84,541
Additions:
New mortgage loans	21,967	592
Interest	319	790
Accretion of discount	651	615
Deductions:
Payments of principal and interest	(11,670)	—
Other(A)	—	(31,700)

Balance at September 30	$71,645	$54,838

(A)	Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings I and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012, upon the Company’s acquisition of its equity interest of the joint venture. This loan was applied toward funding of the Company’s acquisition of its joint venture partner’s interest in 30 prime power centers that were previously owned by BRE DDR Retail Holdings I (the “Blackstone Acquisition”) (Note 17).

In addition, at September 30, 2013, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due. The Company is no longer accruing interest income on this note as no payments have been received. A loan loss reserve of $4.3 million was established in 2012 based on the estimated value of the underlying real estate collateral.

5. OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$102,485	$67,105
Tenant relations, net	79,358	62,175

Total intangible assets, net(A)	181,843	129,280
Other assets:
Accounts receivable, net(B)	119,061	126,228
Deferred charges, net	38,367	42,498
Prepaid expenses	15,850	12,469
Other assets	44,042	29,821
Deposits	35,495	10,580

Total other assets, net	$434,658	$350,876

(A)	The Company recorded amortization expense of $8.6 million and $4.9 million for the three-month periods ended September 30, 2013 and 2012, and $22.4 million and $11.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively, related to these intangible assets.
(B)	Includes straight-line rents receivable, net, of $61.4 million and $58.2 million at September 30, 2013 and December 31, 2012, respectively.

6. REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at September 30, 2013	Weighted-Average Interest Rate at September 30, 2013	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$42.9	2.2%	April 2017
PNC Facility	—	N/A	April 2017
Unsecured Term Loan — Tranche 1	50.0	2.3%	January 2017
Unsecured Term Loan — Tranche 2	300.0	3.4%	January 2019
Secured indebtedness:
Secured Term Loan	400.0	2.0%	April 2017

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was last amended in January 2013. The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018 at the Company’s option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 30 basis points on the entire facility at September 30, 2013. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At September 30, 2013, the Company had US$5.0 million of Euro borrowings and US$25.4 million of Canadian dollar borrowings outstanding (Note 8).

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility was also amended in January 2013 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.40% at September 30, 2013), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.40% at September 30, 2013). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2013.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent, which was amended in January 2013. The Secured Term Loan includes an option to extend the maturity for one year to April 2018, at the Company’s option. Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.55% at September 30, 2013). The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at September 30, 2013.

7. SENIOR NOTES

In May 2013, the Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023. The Company used the net proceeds to partially fund the Blackstone Acquisition (Note 17).

8. FINANCIAL INSTRUMENTS

Measurement of Fair Value

At September 30, 2013, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities, which consist of interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan and investments in securities at September 30, 2013 and December 31, 2012, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (liabilities):	Level 1	Level 2	Level 3	Total
September 30, 2013
Derivative financial instruments	$—	$(6.0)	$—	$(6.0)
Marketable securities	$7.5	$—	$—	$7.5
December 31, 2012
Derivative financial instruments	$—	$(17.1)	$—	$(17.1)
Marketable securities	$2.9	$—	$—	$2.9

The unrealized gain of $11.1 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in fair value during the nine-month period ended September 30, 2013, related to derivative financial instruments, none of which were reported in the Company’s condensed consolidated statements of operations because the swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of related fair value considerations in Note 13.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Marketable Securities, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the condensed consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities. The Company’s marketable equity securities have been classified as available-for-sale and are recorded at fair value, with any realized gains and losses recorded using the specific identification method and any unrealized gains or losses recorded in OCI. The fair value of cash and cash equivalents, restricted cash and available-for-sale securities are classified as Level 1 in the fair value hierarchy.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $305.9 million and $250.7 million at September 30, 2013 and December 31, 2012, respectively, as compared to the carrying amounts of $303.6 million and $250.4 million, respectively. The carrying value of the TIF bonds, which was $5.2 million at both September 30, 2013 and December 31, 2012, approximated their fair value.

Debt

The fair market value of senior notes, except senior convertible notes, is determined using the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile including the Company’s nonperformance risk and loan to value. The Company’s senior notes, except senior convertible notes, and all other debt including senior convertible notes are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at September 30, 2013 and December 31, 2012, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,453,336	$2,702,949	$2,147,097	$2,503,127
Revolving Credit Facilities and term loans	792,869	794,912	897,905	903,210
Mortgage indebtedness	1,349,852	1,371,949	1,274,141	1,324,969

	$4,596,057	$4,869,810	$4,319,143	$4,731,306

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

As of September 30, 2013 and December 31, 2012, the notional amount of the Company’s Swaps was $631.8 million and $632.8 million, respectively. The following table discloses certain information regarding the Company’s 10 outstanding interest rate swaps (not including the specified spreads), as well as their classification on the condensed consolidated balance sheets, as of September 30, 2013 and December 31, 2012 (in millions):

Maturity Date	Aggregate Notional Amount	Counterparty Pays Variable Rate	DDR Pays Fixed Rate	Fair Value
				September 30, 2013		December 31, 2012
				Asset	Liability	Asset	Liability
June 2014	$100.0	1 Month LIBOR	1.0%	$—	$(0.6)	$—	$(1.2)
June 2015	$50.0	1 Month LIBOR	0.6%	—	(0.2)	—	(0.3)
July 2015	$100.0	1 Month LIBOR	0.5%	—	(0.4)	—	(0.5)
September 2017	$81.8	1 Month LIBOR	2.8%	—	(5.6)	—	(7.8)
January 2018	$100.0	1 Month LIBOR	0.9%	1.0	—	—	(0.7)
February 2019	$100.0	1 Month LIBOR	1.6%	—	(0.3)	—	(3.5)
February 2019	$100.0	1 Month LIBOR	1.5%	0.1	—	—	(3.1)

Other Assets				$1.1	N/A	$—	N/A

Accounts Payable				N/A	$(7.1)	N/A	$(17.1)

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.7 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the nine-month periods ended September 30, 2013 and 2012, the amount of hedge ineffectiveness recorded was not material.

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

Effect on Net Income (Loss) and OCI

The effect of the Company’s cash flow hedges and net investment hedge instruments on net income (loss) and OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30			Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2013	2012	2013	2012		2013	2012	2013	2012
Cash flow hedges:
Interest rate contracts	$(1.5)	$(4.0)	$11.1	$(10.3)	Interest expense	$(0.1)	$0.4	$(0.3)	$0.2

Net investment hedges:
Euro-denominated	$(0.2)	$(0.2)	$(0.1)	$0.1		$—	$—	$—	$—
Canadian dollar-denominated	(0.5)	(1.3)	0.8	(0.9)		—	—	—	—

Total:	$(0.7)	$(1.5)	$0.7	$(0.8)		$—	$—	$—	$—

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

10. EQUITY

Common Shares

In May 2013, the Company entered into forward sale agreements with respect to 39.1 million of its common shares. In September 2013 and October 2013, the Company settled forward equity agreements totaling 3.96 million and 35.14 million common shares, respectively, for an aggregate net proceeds of $701.3 million, at a price to the Company of $17.94 per share. The Company used the net proceeds received upon settlement of the forward sale agreements to partially fund the Blackstone Acquisition (Note 17).

From January 1, 2013 through September 30, 2013, the Company issued 5.0 million common shares at a weighted-average price of $17.70 per share, generating gross proceeds of $88.4 million. The net proceeds primarily were used to acquire shopping center assets (Note 3).

Common share dividends declared were as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Common share dividends declared	$0.135	$0.12	$0.405	$0.36

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

2013 Value Sharing Equity Program

On December 31, 2012, the Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”), which granted awards to certain officers of the Company on January 1, 2013. The 2013 VSEP awards, if earned, may result in the granting of common shares of the Company to participants on future measurement dates over three years, subject to an additional service-based vesting schedule. As a result, in general, the total compensation available to participants under the 2013 VSEP, if any, will be fully earned only after seven years (the three-year performance period and the final four-year service-based vesting period).

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

As of September 30, 2013, $7.7 million of total unrecognized compensation costs are related to the two market metric components associated with the awards granted under the 2013 VSEP and are expected to be recognized over the 6.25-year term, which includes the vesting period.

11. OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains on Marketable Securities(A)	Total
Balance, December 31, 2012	$(22,247)	$(5,678)	$—	$(27,925)

Other comprehensive income (loss) before reclassifications	11,107	(16,041)	2,639	(2,295)
Amounts reclassified from accumulated other comprehensive loss(B)	354	—	—	354

Net current-period other comprehensive income (loss)	11,461	(16,041)	2,639	(1,941)

Balance, September 30, 2013	$(10,786)	$(21,719)	$2,639	$(29,866)

(A)	Included in Other Assets in the condensed consolidated balance sheets.
(B)	Reflects amortization classified in Interest Expense of $0.4 million offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, which were previously recognized in Accumulated Other Comprehensive Income in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013.

12. FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Management, development and other fee income	$10.3	$10.2	$31.2	$33.1
Ancillary and other property income	8.0	6.8	21.1	19.5
Lease termination fees	1.0	4.0	6.2	4.5
Other miscellaneous	0.1	0.1	0.4	0.3

Total fee and other income	$19.4	$21.1	$58.9	$57.4

13. IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2013 and 2012, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Land held for development	$—	$1.6	$—	$8.0
Undeveloped land	—	1.0	2.6	20.1
Assets marketed for sale (A)	24.1	—	51.5	16.6

Total continuing operations	$24.1	$2.6	$54.1	$44.7

Sold assets or assets held for sale	—	5.7	12.7	61.1

Total discontinued operations	$—	$5.7	$12.7	$61.1
Joint venture investments	—	26.1	—	26.7

Total impairment charges	$24.1	$34.4	$66.8	$132.5

(A)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of one or more potential transactions.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 11 of the Company’s Financial Statements filed on its Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine-month period ended September 30, 2013 and the year ended December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2013
Long-lived assets held and used	$—	$—	$161.4	$161.4	$66.8
December 31, 2012
Long-lived assets held and used and held for sale	—	—	180.7	180.7	126.5
Unconsolidated joint venture investment	—	—	4.7	4.7	26.7
Deconsolidated joint venture investment	—	—	56.1	56.1	9.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	September 30, 2013	December 31, 2012	Valuation Technique	Unobservable Inputs	2013	2012
Impairment of consolidated assets	$87.1	$136.6	Indicative Bid(A) / Contracted Price	Indicative Bid(A) / Contracted Price	N/A	N/A
	74.3	44.1	Income Capitalization Approach(B)	Market Capitalization Rate	7.7 – 10%	8 – 12%
				Price Per Square Foot	$12 – $117	$15 – $47
Impairment of joint venture investments(C)	—	4.7	Income Capitalization Approach	Market Capitalization Rate	—	8%
			Discounted Cash Flow	Discount Rate	—	11%
				Terminal Capitalization Rate	—	5.5 – 8.5%
Deconsolidated joint venture investment(D)	—	56.1	Discounted Cash Flow	Discount Rate	—	8 – 15%

(A)	Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s determination of reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.
(B)	Vacant space in certain assets was valued on a price per square foot.
(C)	The fair value measurements also include consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.
(D)	Related to loss reported in Change in Control and Sale of Interests recorded in 2012.

14. DISCONTINUED OPERATIONS

The Company sold 28 properties during the nine-month period ended September 30, 2013, and had one property held for sale at September 30, 2013. In addition, the Company sold 29 properties in 2012. These asset sales are included in discontinued operations for the three- and nine-month periods ended September 30, 2013 and 2012. The balance sheet related to the asset held for sale and the operating results related to assets sold or designated as held for sale as of September 30, 2013, are as follows (in thousands):

September 30, 2013
Land	$1,682
Buildings	7,441
Fixtures and tenant improvements	245

9,368
Less: Accumulated depreciation	(1,999)

Total asset held for sale	$7,369

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Revenues	$2,169	$7,786	$11,956	$27,164

Operating expenses	561	2,490	3,608	9,512
Impairment charges	—	5,698	12,661	61,165
Interest, net	412	1,547	2,609	5,957
Depreciation and amortization	454	1,691	2,941	7,322

	1,427	11,426	21,819	83,956

Income (loss) from discontinued operations	742	(3,640)	(9,863)	(56,792)
Gain (loss) on disposition of real estate, net of tax	8,701	(176)	7,240	3,121

Income (loss) from discontinued operations	$9,443	$(3,816)	$(2,623)	$(53,671)

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Basic Earnings:
Continuing Operations:
(Loss) income from continuing operations	$(11,577)	$30,421	$(14,553)	$22,116
Plus: Gain on disposition of real estate	1,929	261	347	6,161
Plus: Loss attributable to non-controlling interests	(170)	(128)	(556)	(424)
Write-off of preferred share original issuance costs	—	(5,804)	(5,246)	(5,804)
Preferred dividends	(6,608)	(7,681)	(21,113)	(21,616)
Less: Earnings attributable to unvested shares and operating partnership units	(330)	(323)	(1,052)	(919)

Basic—(Loss) income from continuing operations	$(16,756)	$16,746	$(42,173)	$(486)
Discontinued Operations:
Basic—Income (loss) from discontinued operations	9,443	(3,816)	(2,623)	(53,671)

Basic—Net (loss) income attributable to DDR common shareholders after allocation to participating securities	$(7,313)	$12,930	$(44,796)	$(54,157)

Diluted Earnings:
Continuing Operations:
Basic—(Loss) income from continuing operations	$(16,426)	$17,069	$(41,121)	$433
Less: Earnings attributable to unvested shares and operating partnership units	(330)	(323)	(1,052)	(919)

Diluted—(Loss) income from continuing operations	(16,756)	16,746	(42,173)	(486)
Discontinued Operations:
Basic—Income (loss) from discontinued operations	9,443	(3,816)	(2,623)	(53,671)

Diluted—Net (loss) income attributable to DDR common shareholders after allocation to participating securities	$(7,313)	$12,930	$(44,796)	$(54,157)

Number of Shares:
Basic—Average shares outstanding	318,184	302,232	316,146	286,016
Effect of dilutive securities:
Stock options	—	490	—	479
Value sharing equity program	—	202	—	169
Forward equity agreement	—	—	—	1,033

Diluted—Average shares outstanding	318,184	302,924	316,146	287,697

Basic Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.05)	$0.05	$(0.13)	$0.00
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)	(0.01)	(0.19)

Net (loss) income attributable to DDR common shareholders	$(0.02)	$0.04	$(0.14)	$(0.19)

Dilutive Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.05)	$0.05	$(0.13)	$0.00
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)	(0.01)	(0.19)

Net (loss) income attributable to DDR common shareholders	$(0.02)	$0.04	$(0.14)	$(0.19)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

•	The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.44 at September 30, 2013, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price in these periods and would therefore be anti-dilutive.

•	Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2013, because they were anti-dilutive due to the Company’s loss from continuing operations (Note 10).

•	The 39.1 million common shares that were subject to the forward equity agreements entered into in May 2013 were not included in the computation of diluted EPS using the treasury stock method for the three- and nine-month periods ended September 30, 2013, because they were anti-dilutive due to the Company’s loss from continuing operations. The Company settled the forward equity agreements on September 27, 2013 and October 1, 2013.

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

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 14) (in thousands):

	Three-Month Period Ended September 30, 2013
	Shopping Centers	Loan Investments	Brazil Equity Investment (A)	Other	Total
Total revenues	$219,354	$14			$219,368
Operating expenses(B)	(87,330)	(75)			(87,405)

Net operating income (loss)	132,024	(61)			131,963
Depreciation and amortization	(74,141)				(74,141)
Interest income		6,691			6,691
Other income (expense), net				$(2,282)	(2,282)
Unallocated expenses(C)				(77,588)	(77,588)
Equity in net (loss) income of joint ventures	(660)		$4,440		3,780

Loss from continuing operations					$(11,577)

	Three-Month Period Ended September 30, 2012
	Shopping Centers	Loan Investments		Brazil Equity Investment (A)	Other		Total
Total revenues	$197,272	$5					$197,277
Operating expenses(B)	(58,365)	(150)					(58,515)

Net operating income (loss)	138,907	(145)					138,762
Depreciation and amortization	(59,620)						(59,620)
Interest income		5,661					5,661
Other income (expense), net					$(1,868)		(1,868)
Gain on change in control of interests	40,645						40,645
Unallocated expenses(C)					(72,534)		(72,534)
Equity in net (loss) income of joint ventures	(441)			$5,927			5,486
Impairment of joint venture investments							(26,111)

Income from continuing operations							$30,421

	Nine-Month Period Ended September 30, 2013
	Shopping Centers	Loan Investments		Brazil Equity Investment (A)	Other		Total
Total revenues	$640,012	$29					$640,041
Operating expenses(B)	(238,109)	(377)					(238,486)

Net operating income (loss)	401,903	(348)					401,555
Depreciation and amortization	(211,200)						(211,200)
Interest income		20,365					20,365
Other income (expense), net					$(3,288)		(3,288)
Gain on change in control on interests	1,066						1,066
Unallocated expenses(C)					(228,594)		(228,594)
Equity in net (loss) income of joint ventures	(7,677)			$13,220			5,543

Loss from continuing operations							$(14,553)

As of September 30, 2013:
Total gross real estate assets	$8,921,305						$8,921,305

Notes receivable, net		$302,130	(D)		$(224,273	)(D)	$77,857

	Nine-Month Period Ended September 30, 2012
	Shopping Centers	Loan Investments		Brazil Equity Investment (A)	Other		Total
Total revenues	$571,042	$12					$571,054
Operating expenses(B)	(210,800)	(433)					(211,233)

Net operating income (loss)	360,242	(421)					359,821
Depreciation and amortization	(178,535)						(178,535)
Interest income		9,829					9,829
Other income (expense), net					$(7,100)		(7,100)
Gain on change in control of interests	79,993						79,993
Unallocated expenses(C)					(232,187)		(232,187)
Equity in net (loss) income of joint ventures	(3,484)			$20,450			16,966
Impairment of joint venture investments							(26,671)

Income from continuing operations							$22,116

As of September 30, 2012:
Total gross real estate assets	$8,583,201				$7,093		$8,590,294

Notes receivable, net		$240,583	(D)		$(177,470	)(D)	$63,113

(A)	The carrying value of the Brazil Equity Investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment.
(B)	Includes impairment charges of $24.1 million and $2.6 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $54.1 million and $44.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively.
(C)	Unallocated expenses consist of general and administrative expenses, interest expense, loss/gain on debt retirement, and tax benefit/expense as listed in the condensed consolidated statements of operations.
(D)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheet.

17. SUBSEQUENT EVENTS

In October 2013, the Company acquired sole ownership of a portfolio of 30 prime power centers that were previously owned by BRE DDR Retail Holdings I, the Company’s joint venture with an affiliate of Blackstone. The transaction was valued at approximately $1.46 billion ($1.54 billion at 100%). The transaction included a cash payment of $566.4 million to an affiliate of Blackstone, of which $25.0 million was funded in the second quarter of 2013 and is recorded in Other Assets on the condensed consolidated balance sheet as of September 30, 2013. Furthermore, in connection with the closing of the Blackstone Acquisition, the Company assumed an affiliate of Blackstone’s 95% share of $792.9 million of mortgage debt, of which $139.0 million was repaid upon closing. In addition, $148.8 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon the closing of the Blackstone Acquisition. The Company will account for this transaction as a step acquisition. Due to the change in control that occurred, the Company expects to record a Gain on Change in Control of Interest related to the difference between the Company’s carrying value and fair value of the previously held equity interest. The Company funded the cash portion of the consideration received by an affiliate of Blackstone, and the repayment of certain of the BRE DDR Retail Holdings I’s debt, with a portion of the net proceeds of its issuance and sale of 3.375% Notes due 2023 and its issuance and sale of 39.1 million of its common shares in a forward equity offering (Note 10).

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of September 30, 2013, the Company’s portfolio consisted of 431 shopping centers (including 203 shopping centers owned through unconsolidated joint ventures and three shopping centers that are otherwise consolidated by the Company) in which the Company had an economic interest. These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2013, the Company owned almost 117 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 26 assets that the Company has a nominal interest in and has not managed since January 1, 2012. At September 30, 2013, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 92.1%, as compared to 91.3% at September 30, 2012. The Company owned 458 shopping centers (including 210 shopping centers owned through unconsolidated joint ventures and three that were otherwise consolidated by the Company) and one office property at September 30, 2012. The average annualized base rent per occupied square foot was $14.00 at September 30, 2013, as compared to $13.66 at December 31, 2012 and $13.79 at September 30, 2012.

Net loss attributable to DDR common shareholders for the three-month period ended September 30, 2013, was $7.0 million, or $0.02 per share (basic and diluted), compared to net income attributable to DDR common shareholders of $13.3 million, or $0.04 per share (basic and diluted), for the prior-year comparable period. Net loss attributable to DDR common shareholders for the nine-month period ended September 30, 2013, was $43.7 million, or $0.14 per share (basic and diluted), compared to net loss attributable to DDR common shareholders of $53.2 million, or $0.19 per share (basic and diluted), for the prior-year comparable period. Funds from operations attributable to DDR common shareholders (“FFO”) for the three-month period ended September 30, 2013, was $89.9 million, compared to $112.7 million for the prior-year comparable period. FFO for the nine-month period ended September 30, 2013, was $252.4 million, compared to $250.5 million for the prior-year comparable period. The increase in FFO for the nine-month period ended September 30, 2013, primarily was due to organic growth and net shopping center acquisition activity as well as a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of senior unsecured notes recorded in 2012, partially offset by the gain on change in control of interests recorded in 2012.

Third Quarter 2013 Operating Results

During the third quarter of 2013, the Company continued to pursue opportunities to position itself for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its prime portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, which are referred to as “Prime,” “Prime Portfolio” or “Prime Assets”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant third quarter 2013 and other recent transactional activity included the following:

•	Acquired $258.5 million of wholly-owned Prime shopping centers;

•	Closed on a new unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) that acquired a portfolio of seven Prime power centers with a total value of $332.0 million;

•	Completed the disposition of $137.9 million of non-Prime Assets, of which DDR’s pro-rata share of the proceeds was $103.8 million and

•	Acquired, in October 2013, its joint venture partner’s interest in 30 Prime Assets (“Blackstone Acquisition”) from DDR’s previously existing joint venture with an affiliate of Blackstone funded through a combination of a portion of the net proceeds from the issuance of unsecured debt and common equity upon the settlement of the Company’s forward equity offering, the repayment of a preferred equity interest and a mezzanine loan and the assumption of existing mortgage debt.

The Company continued its trend of consistent internal growth and strong operating performance in the first nine months of 2013 as evidenced by the number of leases executed during the third quarter, the increase in the occupancy rate and the upward trend in the average annualized base rental rates.

•	The Company leased approximately 3.0 million square feet in the third quarter of 2013, including 210 new leases and 233 renewals for a total of 443 leases. For the nine months ended September 30, 2013, the Company leased approximately 7.8 million square feet for a total of 1,335 leases. Less than 1.1 million square feet of total GLA leases (or 2.1% of total average annualized base rent) expiring in 2013 remained as of November 1, 2013, compared to the 6.1 million square feet of total GLA expiring in 2013, determined as of December 31, 2012.

•

The Company continued to execute both new leases and renewals at positive rental spreads. At December 31, 2012, the Company had 1,466 leases expiring in 2013 with an average base rent per square foot of $16.94. For the comparable leases executed in the third quarter of 2013, the Company generated positive leasing spreads on a pro rata basis of 14.5% for new leases and 7.0% for renewals. The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•	The aggregate occupancy of the Company’s operating shopping center portfolio increased to 92.1% at September 30, 2013, as compared to 91.5% at December 31, 2012 and 91.3% at September 30, 2012. In addition, the Company’s total portfolio average annualized base rent per square foot increased to $14.00 at September 30, 2013, as compared to $13.66 at December 31, 2012, and $13.79 at September 30, 2012.

•	The weighted-average cost of tenant improvements and lease commissions estimated to be incurred for new leases executed during the third quarter of 2013 remained low at $3.80 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

Results of Operations

Continuing Operations

Shopping center properties owned as of January 1, 2012, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Base and percentage rental revenues	$151,539	$134,342	$17,197
Recoveries from tenants	48,443	41,839	6,604
Fee and other income	19,386	21,096	(1,710)

Total revenues	$219,368	$197,277	$22,091

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Base and percentage rental revenues(A)	$440,211	$389,732	$50,479
Recoveries from tenants(B)	140,896	123,953	16,943
Fee and other income(C)	58,934	57,369	1,565

Total revenues	$640,041	$571,054	$68,987

(A)	The increase is due to the following (in millions):

Increase
Acquisition of shopping centers	$38.0
Comparable Portfolio Properties	10.4
Straight-line rents	1.5
Development or redevelopment properties	0.6

$50.5

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio (1)
	September 30,
	2013		2012
Centers owned	431		458
Aggregate occupancy rate	92.1%		91.3%
Average annualized base rent per occupied square foot	$14.00	(2)	$13.79

	Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers(1) September 30,
	2013	2012	2013		2012
Centers owned	225	245	203		210
Centers owned through consolidated joint ventures	N/A	N/A	3		3
Aggregate occupancy rate	92.3%	91.6%	91.9%		90.9%
Average annualized base rent per occupied square foot	$13.34 (2)	$12.92	$14.81	(3)	$14.83
Comparable Portfolio Properties:
Aggregate occupancy rate	93.1%	92.6%	N/A		N/A
Average annualized base rent per occupied square foot	$13.07	$12.63	N/A		N/A

(1)	Excludes shopping centers owned through the Company’s joint venture with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material.
(2)	Increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-prime asset sales into the acquisition of Prime Assets as well as continued leasing of the existing portfolio at positive rental spreads.
(3)	Decrease within the joint venture portfolio primarily was due to the impact of exchange rate fluctuations with the Brazilian Real, the sale of assets in Brazil and the inclusion of the BRE DDR Retail Holdings I assets in 2012.
(B)	The increase in Recoveries from tenants primarily was driven by the impact of acquisition properties. Recoveries from tenants for all properties on a blended basis were approximately 89.0% and 89.2% of reimbursable operating expenses and real estate taxes for the nine-month periods ended September 30, 2013 and 2012, respectively.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended September 30,
	2013	2012	Increase (Decrease)
Management, development and other fee income	$10.3	$10.2	$0.1
Ancillary and other property income	8.0	6.8	1.2
Lease termination fees	1.0	4.0	(3.0)
Other miscellaneous	0.1	0.1	—

	$19.4	$21.1	$(1.7)

	Nine-Month Periods Ended September 30,
	2013	2012	Increase (Decrease)
Management, development and other fee income	$31.2	$33.1	$(1.9)
Ancillary and other property income	21.1	19.5	1.6
Lease termination fees	6.2	4.5	1.7
Other miscellaneous	0.4	0.3	0.1

	$58.9	$57.4	$1.5

The decrease in management, development and other fee income for the nine-month period ended September 30, 2013, compared to the comparable period in 2012, largely is the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures. This fee income is expected to decrease as a result of the Blackstone Acquisition that closed in October 2013 (see Sources and Uses of Capital).

Expenses from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Operating and maintenance	$34,728	$31,287	$3,441
Real estate taxes	28,541	24,668	3,873
Impairment charges	24,136	2,560	21,576
General and administrative	19,246	18,547	699
Depreciation and amortization	74,141	59,620	14,521

	$180,792	$136,682	$44,110

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Operating and maintenance(A)	$101,412	$93,215	$8,197
Real estate taxes(A)	82,940	73,326	9,614
Impairment charges(B)	54,134	44,692	9,442
General and administrative(C)	59,123	56,691	2,432
Depreciation and amortization(A)	211,200	178,535	32,665

	$508,809	$446,459	$62,350

(A)	The changes for the nine-month period ended September 30, 2013, compared to the comparable period in 2012, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$5.7	$6.9	$25.4
Comparable Portfolio Properties	1.4	2.6	3.9
Development or redevelopment properties	1.1	0.1	3.4

	$8.2	$9.6	$32.7

The increase in depreciation expense for the Comparable Portfolio Properties and the development or redevelopment properties is attributable to a combination of accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2012.

(B)	The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2013 and 2012, related to its shopping center assets marketed for sale. These impairments are more fully described in Note 13, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.
(C)	General and administrative expenses were approximately 4.9% and 4.7% of total revenues, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations, for the nine-month periods ended September 30, 2013 and 2012, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Interest income	$6,691	$5,661	$1,030
Interest expense	(57,936)	(53,724)	(4,212)
Other income (expense), net	(2,282)	(1,868)	(414)

	$(53,527)	$(49,931)	$(3,596)

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Interest income(A)	$20,365	$9,829	$10,536
Interest expense(B)	(166,990)	(161,203)	(5,787)
Loss on debt retirement(C)	—	(13,495)	13,495
Other income (expense), net(D)	(3,288)	(7,100)	3,812

	$(149,913)	$(171,969)	$22,056

(A)

The weighted-average interest rate of loan receivables, including loans to affiliates, was 9.0% and 8.5% at September 30, 2013 and 2012, respectively. The increase in the amount of interest income recognized in the first nine months of 2013 primarily is due to the preferred equity investment in the unconsolidated joint ventures with affiliates of Blackstone. The interest income from the preferred equity investment is expected to decrease as a result of the Blackstone Acquisition that closed in October 2013 (see Sources and Uses of Capital).
(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Nine-Month Periods Ended September 30,
	2013	2012
Weighted-average debt outstanding (in billions)	$4.5	$4.2
Weighted-average interest rate	5.0%	5.3%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at September 30, 2013 and 2012 was 4.8%.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $2.0 million and $6.8 million for the three- and nine-month periods ended September 30, 2013, respectively, as compared to $3.5 million and $9.9 million for the comparable periods in 2012. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	For the nine-month period ended September 30, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes at a premium to par value.
(D)	Other income (expense) was composed of the following (in millions):

	Nine-Month Periods Ended September 30,
	2013	2012
Transaction and other expenses, net	$(2.4)	$(3.0)
Litigation-related expenses	(1.2)	(3.5)
Debt extinguishment gain (costs), net	0.3	(0.6)

	$(3.3)	$(7.1)

Other Items (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Equity in net income of joint ventures	$3,780	$5,486	$(1,706)
Impairment of joint venture investments	—	(26,111)	26,111
Gain on change in control of interests	—	40,645	(40,645)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(406)	(263)	(143)

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Equity in net income of joint ventures(A)	$5,543	$16,966	$(11,423)
Impairment of joint venture investments(B)	—	(26,671)	26,671
Gain on change in control of interests(C)	1,066	79,993	(78,927)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,481)	(798)	(1,683)

(A)	The decrease in equity in net income of joint ventures for the nine-month period ended September 30, 2013, compared to the comparable prior-year period, primarily is a result of lower net income from the Company’s investment in Sonae Sierra Brasil in 2013, as discussed below, and impairment charges recorded on several assets. For the nine-month period ended September 30, 2013, impairment charges were recorded at six shopping centers of which the Company’s proportionate share was approximately $7.5 million.

At September 30, 2013 and 2012, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, which owns real estate in Brazil and is headquartered in Sao Paulo, Brazil. This entity uses the functional currency of Brazilian Real. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in the operation of the joint venture including ground-up developments and expansions in Brazil. The weighted-average exchange rate of the Brazilian Real to U.S. Dollar used for recording the equity in net income was 2.10 and 1.90 for the nine-month periods ended September 30, 2013 and 2012, respectively, which represents a 10.5% increase. The overall decrease in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation, for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily is due to the sale of three shopping centers in the fourth quarter of 2012 and a gain recognized on the strategic asset swap and partial sale of two assets in the portfolio in the first quarter of 2012, partially offset by expansion activity coming on line as well as increases in parking revenue and ancillary income.

(B)	The other than temporary impairment charges of the joint venture investments are more fully described in Note 13 “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.
(C)	Since January 1, 2012 through September 30, 2013, the Company has acquired its partners’ interests in ten shopping centers (five assets in each of 2013 and 2012). The Company accounted for these transactions as step acquisitions. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Income (loss) from discontinued operations	$742	$(3,640)	$4,382
Gain (loss) on disposition of real estate, net of tax	8,701	(176)	8,877

	$9,443	$(3,816)	$13,259

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Loss from discontinued operations	$(9,863)	$(56,792)	$46,929
Gain on disposition of real estate, net of tax	7,240	3,121	4,119

	$(2,623)	$(53,671)	$51,048

The Company sold 28 shopping center properties during the nine-month period ended September 30, 2013, and had one shopping center classified as held for sale at September 30, 2013, aggregating 2.1 million square feet. In addition, the Company sold 29 properties in 2012, aggregating 3.1 million square feet. Included in the reported loss from discontinued operations for the nine-month periods ended September 30, 2013 and 2012, is $12.7 million and $61.2 million, respectively, of impairment charges.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Gain on disposition of real estate, net	$1,929	$261	$1,668

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Gain on disposition of real estate, net(A)	$347	$6,161	$(5,814)

(A)	Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Non-controlling interests	$(170)	$(128)	$(42)

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Non-controlling interests	$(556)	$(424)	$(132)

Net (Loss) Income (in thousands)

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
Net (loss) income attributable to DDR	$(375)	$26,738	$(27,113)

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
Net loss attributable to DDR	$(17,385)	$(25,818)	$8,433

A summary of changes in net loss attributable to DDR in 2013 as compared to 2012 for the periods ended September 30 is as follows (in millions):

	Three- Months	Nine- Months
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$14.8	$51.2
Increase in consolidated impairment charges	(21.6)	(9.4)
Increase in general and administrative expenses	(0.7)	(2.5)
Increase in depreciation expense	(14.5)	(32.7)
Increase in interest income	1.0	10.5
Increase in interest expense	(4.2)	(5.8)
Decrease in loss on retirement of debt	—	13.5
Change in other income (expense), net	(0.4)	3.8
Decrease in equity in net income of joint ventures	(1.7)	(11.4)
Decrease in impairment of joint venture investments	26.1	26.7
Decrease in gain on change in control of interests	(40.6)	(78.9)
Increase in income tax expense	(0.1)	(1.7)
Decrease in loss from discontinued operations	13.3	51.0
Increase (decrease) in gain on disposition of real estate	1.6	(5.8)
Change in non-controlling interests	(0.1)	(0.1)

(Increase) decrease in net loss attributable to DDR	$(27.1)	$8.4

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

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	Three-Month Periods Ended September 30,
	2013	2012	$ Change
FFO attributable to DDR common shareholders	$89.9	$112.7	$(22.8)
Operating FFO attributable to DDR common shareholders	90.0	82.9	7.1

	Nine-Month Periods Ended September 30,
	2013	2012	$ Change
FFO attributable to DDR common shareholders(A)	$252.4	$250.5	$1.9
Operating FFO attributable to DDR common shareholders(B)	262.2	221.3	40.9

(A)	The increase in FFO for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily was due to organic growth and net shopping center acquisition activity as well as a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of 9.625% senior unsecured notes recorded in 2012, partially offset by the gain on change in control of interests recorded in 2012.
(B)	The increase in Operating FFO for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily was due to organic growth and net shopping center acquisition activity.

The Company’s reconciliation of net (loss) income attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to DDR common shareholders(A), (B)	$(7.0)	$13.3	$(43.7)	$(53.2)
Depreciation and amortization of real estate investments	72.5	59.1	207.5	179.2
Equity in net income of joint ventures	(3.8)	(5.5)	(5.5)	(17.0)
Impairment of depreciable joint venture investments	—	26.1	—	26.7
Joint ventures’ FFO(C)	12.7	13.8	37.1	40.5
Non-controlling interests (OP Units)	0.1	—	0.2	0.1
Impairment of depreciable real estate assets, net of non-controlling interests	24.1	5.7	64.2	77.8
(Gain) loss on disposition of depreciable real estate	(8.7)	0.2	(7.4)	(3.6)

FFO attributable to DDR common shareholders	$89.9	$112.7	$252.4	$250.5
Non-operating items(D)	0.1	(29.8)	9.8	(29.2)

Operating FFO attributable to DDR common shareholders	$90.0	$82.9	$262.2	$221.3

(A)	Includes the following deductions from net (loss) income (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Write-off of preferred share original issuance costs	$—	$5.8	$5.2	$5.8
Preferred dividends	6.6	7.7	21.1	21.6

(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, for the three- and nine-month periods were as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Straight-line rents	$1.2	$1.2	$4.3	$2.9
Straight-line ground rent expense	0.3	0.3	0.9	0.9

(C)	At September 30, 2013 and 2012, the Company had an economic investment in unconsolidated joint venture interests relating to 203 and 210 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net loss attributable to unconsolidated joint ventures (1)	$(57.9)	$(55.8)	$(140.5)	$(67.8)
Depreciation and amortization of real estate investments	58.6	68.3	180.9	157.7
Impairment of depreciable real estate assets	21.9	39.4	66.4	47.6
Loss (gain) on disposition of depreciable real estate, net	21.2	(1.2)	26.7	(14.4)

FFO	$43.8	$50.7	$133.5	$123.1

FFO at DDR’s ownership interests (2)	$12.7	$13.8	$37.1	$40.5

Operating FFO at DDR’s ownership interests (D)	$12.3	$13.6	$36.4	$41.2

(1)	Revenues include the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Straight-line rents	$0.9	$1.7	$2.8	$3.7
DDR’s proportionate share	0.1	0.3	0.5	0.7

(2)	FFO at DDR ownership interests considers the impact of basis differentials.
(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and nine-month periods ended September 30, 2013 and 2012 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Impairment charges – non-depreciable consolidated assets	$—	$2.6	$2.6	$28.1
Loss on debt retirement, net (A)	—	—	—	13.5
Other (income) expense, net (B)	2.4	2.9	4.0	8.1
Equity in net (income) loss of joint ventures – currency adjustments, debt extinguishment costs, transaction costs and other expenses	(0.4)	(0.3)	(0.7)	0.8
Gain on disposition of non-depreciable real estate, net	(1.9)	(0.2)	(0.2)	(5.8)
Gain on change in control of interests(A)	—	(40.6)	(1.1)	(80.0)
Discontinued operations, loss on debt extinguishment, net	—	—	—	0.3
Write-off of preferred share original issuance costs	—	5.8	5.2	5.8

Total non–operating items	$0.1	$(29.8)	$9.8	$(29.2)
FFO attributable to DDR common shareholders	89.9	112.7	252.4	250.5

Operating FFO attributable to DDR common shareholders	$90.0	$82.9	$262.2	$221.3

(A)	Amount agrees to the face of the condensed consolidated statements of operations.

(B)	Amounts included in other income/expense are detailed as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Transaction and other expenses (income), net	$2.0	$(0.1)	$3.0	$3.0
Litigation-related expenses	0.4	2.0	1.2	3.5
Debt extinguishment (gain) costs, net	—	—	(0.2)	0.6

	$2.4	$1.9	$4.0	$7.1

Liquidity and Capital Resources

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first nine months of 2013, the Company continued to strategically manage cash flow from operating and financing activities. The Company also completed public equity and debt offerings in order to strengthen its balance sheet, finance strategic investments and improve its financial flexibility.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by JP Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was last amended in January 2013. The Unsecured Credit Facility provides for borrowings of $750 million, and includes an accordion feature for expansion of availability to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), which was also amended in January 2013. The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 140 basis points at September 30, 2013, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2013, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2013 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability under the Revolving Credit Facilities at September 30, 2013 (in millions):

Cash and cash equivalents	$35.4

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(42.9)
Letters of credit	(10.9)

Borrowing capacity available	$761.2

In June 2013, the Company entered into agreements for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaced any previous continuous equity program maintained by the Company. As of November 1, 2013, the Company had $246.6 million of its common shares available for future issuance under its continuous equity program.

The Company intends to continue to maintain a longer-term financing strategy and rely less on the use of short-term debt. The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs. Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner, including incorporating a healthy level of conservatism regarding possible future market conditions.

The Company has no debt maturing through the remainder of 2013. The Company has $352.6 million of mortgage debt maturing in 2014 and no unsecured maturities until May 2015.

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

Unconsolidated Joint Ventures

After reflecting the debt repaid in October 2013 in connection with the Blackstone Acquisition, the Company’s unconsolidated joint venture mortgage debt outstanding at September 30, 2013, that matures in 2013 or had matured and is now past due, is all attributable to the Coventry II Fund (see Off-Balance Sheet Arrangements) and aggregates $100.1 million (of which the Company’s proportionate share was $11.0 million).

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2013	2012
Cash flow provided by operating activities	$276,678	$197,425
Cash flow used for investing activities	(395,509)	(465,301)
Cash flow provided by financing activities	122,941	247,458

Operating Activities: The change in cash flow provided by operating activities for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily was due to additional cash flow from acquired properties and the decrease in settlement of accreted debt discount on the repayment of senior convertible notes and cash paid for interest rate hedging contracts, partially offset by changes in accounts receivable, accounts payable and accrued expenses.

Investing Activities: The change in cash flow used for investing activities for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily was due to an increase in proceeds from the disposition of real estate, a decrease in equity contributions and advances to joint ventures, partially offset by an increase in asset acquisitions.

Financing Activities: The change in cash flow provided by financing activities for the nine-month period ended September 30, 2013, as compared to the comparable period in 2012, primarily was due to a decrease in proceeds from the issuance of common and preferred shares, partially offset by a decrease in the repayment of debt.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $150.3 million for the nine-month period ended September 30, 2013, as compared to $125.6 million for the same period in 2012. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2013.

The Company declared a quarterly dividend of $0.135 per common share for each of the first three quarters of 2013. In November 2013, the Company declared its fourth quarter 2013 dividend of $0.135 per common share, payable on January 7, 2014, to shareholders of record at the close of business on December 17, 2013. The Board of Directors of the Company will continue to monitor the 2014 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

Sources and Uses of Capital

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential.

Acquisition of Assets

BRE DDR Retail Holdings I – Acquired Assets

In October 2013, the Company acquired sole ownership of a portfolio of 30 Prime power centers that were previously owned by BRE DDR Retail Holdings I, the Company’s joint venture with an affiliate of Blackstone. The transaction was valued at approximately $1.46 billion ($1.54 billion at 100%). The transaction included a cash payment of $566.4 million to an affiliate of Blackstone. Furthermore, in connection with the closing of the Blackstone Acquisition, the Company assumed an affiliate of Blackstone’s 95% share of $792.9 million of mortgage debt, of which $139.0 million was repaid upon closing. In addition, $148.8 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon the closing of the Blackstone Acquisition. The Company will account for this transaction as a step acquisition. Due to the change in control that occurred, the Company expects to record a Gain on Change in Control of Interest related to the difference between the Company’s carrying value and fair value of the previously held equity interest. The Company funded the cash portion of the consideration received by an affiliate of Blackstone, and the repayment of certain of the BRE DDR Retail Holdings I’s debt, with a portion of the net proceeds of its issuance and sale of 3.375% Notes due 2023 and its issuance and sale of 39.1 million of its common shares in a forward equity offering. The portfolio of properties has been owned, developed, leased and managed through various ventures affiliated with the Company since 1995. The portfolio is comprised of 11.8 million total square feet.

BRE DDR Retail Holdings II

In August 2013, a newly formed joint venture (“BRE DDR Retail Holdings II”) between consolidated affiliates of the Company and an affiliate of Blackstone acquired a portfolio of seven Prime shopping centers aggregating approximately 2.4 million square feet of GLA. The purchase price was $332.0 million, including assumed debt of $206.6 million and $28.0 million of new mortgage debt. An affiliate of Blackstone owns 95% of the common equity of the joint venture and an affiliate of DDR owns the remaining 5%. DDR also invested $30.0 million in preferred equity in the joint venture with a fixed dividend rate of 9%. DDR’s investment was funded primarily through proceeds from asset sales. DDR will provide leasing and management services and has certain rights allowing it to potentially acquire four assets in the portfolio. The seven assets are located in Los Angeles, California; San Diego, California; Washington, D.C.; Portland, Oregon; Cincinnati, Ohio and Harrisburg, Pennsylvania.

Additional Acquisitions

In July 2013, the Company acquired two Prime power centers in Orlando, Florida and Atlanta, Georgia, with a combined GLA of 1.4 million square feet for a gross purchase price of $258.5 million. The Company assumed a $139.4 million mortgage with the acquisition.

In April 2013, the Company acquired its joint venture partner’s 85% interest for $93.9 million in five Prime power centers, aggregating 1.3 million of total square feet. The Company funded its investment primarily with proceeds from the issuance of common shares, proceeds from asset sales and corporate debt. These Prime power centers are unencumbered. The Company acquired its joint venture partner’s interest in The Walk at Highwoods Preserve (Tampa, Florida), Douglasville Pavilion (Atlanta, Georgia), Commonwealth Center and Chesterfield Crossing (Richmond, Virginia) and Jefferson Plaza (Newport News, Virginia).

In the second quarter of 2013, the Company originated $28.5 million in mezzanine loans (of which $22.2 million was funded as of September 30, 2013). These loans are collateralized by a development project and a Prime shopping center, both in Chicago, Illinois, and earn interest ranging between 9.0% and 9.5%.

In the first quarter of 2013, the Company acquired the property leased by Whole Foods at Bay Place in Oakland, California, and The Marketplace at Highland Village in Dallas, Texas, for an aggregate purchase price of $81.4 million. No debt was assumed in these transaction and these properties are unencumbered.

Dispositions

During the nine-month period ended September 30, 2013, the Company sold 28 shopping center properties aggregating 2.0 million square feet and other consolidated non-income producing assets at an aggregate sales price of $157.8 million. The Company recorded a net gain of $7.6 million, which excludes the impact of an aggregate $69.8 million in related impairment charges that were recorded in prior periods related to the assets sold in 2013.

During the nine-month period ended September 30, 2013, the Company’s unconsolidated joint ventures sold assets generating gross proceeds of $91.0 million, of which the Company’s proportionate share was $40.7 million. The aggregate net loss of $27.1 million is comprised of the following: (1) a $38.3 million loss on sale of which the Company did not record any of the loss because this investment was previously written down to zero offset by (2) a gain on sale of four assets aggregating $11.2 million, of which the Company’s proportionate share was $2.3 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential. The Company has been marketing certain non-Prime Assets for sale and is focused on selling single-tenant assets and/or smaller shopping centers that do not meet the Company’s current business strategy. The Company has entered into agreements, including contracts executed through November 1, 2013, to sell real estate assets that are subject to contingencies. An aggregate loss of approximately $6 million could be recorded if all such sales were consummated on the terms as negotiated through November 1, 2013. Given the Company’s experience over the past few years, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. The Company has not recorded an impairment charge on the assets that would result in a loss at September 30, 2013, as the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, exceeded the assets’ current carrying values at September 30, 2013. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Development Opportunities

The Company’s current policy is that the Company and its joint venture partners may commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

As disclosed below, in May 2013, the Company opened Belgate Shopping Center, the Company’s first ground-up domestic development in over four years. Belgate is a 100% leased, 900,000-square-foot Prime power center located in Charlotte, North Carolina, anchored by IKEA, Walmart and a complementary lineup of premier junior anchors.

The Company will continue to closely monitor its expected spending in 2013 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects for the remainder of 2013, excluding projects through Sonae Sierra Brasil. The projects in Brazil are expected to be funded with operating cash flow generated by Sonae Sierra Brasil or proceeds from local debt financing.

One of the important benefits of the Company’s asset class is the ability to phase development and redevelopment projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company generally adheres to strict investment criteria thresholds. The revised underwriting criteria, generally followed for the past three years, includes a higher cash-on-cost project return threshold and incorporates more conservative underwriting assumptions such as a longer period before the leases commence and a higher stabilized vacancy rate. The Company applies this revised strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development and redevelopment because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company’s consolidated land holdings are classified in two separate line items on the condensed consolidated balance sheets included herein, Land and Land Held for Development and Construction in Progress. At September 30, 2013, the $1.9 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio. However, this amount also includes a small portion of vacant land comprised primarily of outlots or expansion pads adjacent to the shopping center properties. The Company believes that approximately 203 acres of this land, which has a recorded cost basis of approximately $21 million, is available for future development.

Included in Land Held for Development and Construction in Progress at September 30, 2013, are $251.9 million of recorded costs related to land and projects under development, for which active construction had temporarily ceased or had not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.5 to 4.0 million square feet of GLA could be developed. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments (Wholly-Owned and Consolidated Joint Ventures)

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested $244.5 million in various development and redevelopment projects and expects to expend an aggregate project cost of approximately $56.0 million on a net basis, after deducting sales proceeds from outlot sales, for the remainder of 2013. The current significant development projects are as follows:

Location	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Cost Incurred at September 30, 2013 ($ Millions)
Merriam, KS (Merriam Village)	3Q14	59.8	$20.6	$18.7	$11.2
Seabrook, NH (Seabrook Town Center)	2Q14	165.0	95.0	75.1	47.6
Charlotte, NC (Belgate)	2Q13	186.2	57.7	23.8	49.1

Total		411.0	$173.3	$117.6	$107.9

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date. At September 30, 2013, the Company’s significant redevelopment projects are as follows:

Location	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Cost Incurred at September 30, 2013 ($ Millions)
Phoenix, AZ (Ahwatukee Foothills Town Centre)	203.6	$14.4	$6.1
Roswell, GA (Sandy Plains Village)	142.6	14.3	9.5
Tinley Park, IL (Brookside Marketplace)	72.3	11.8	9.0
Lansing, MI (Marketplace at Delta Township)	38.6	5.8	3.9
Charlotte, NC (Cotswold Village)	56.5	4.3	1.1
Columbus, OH (Easton Market)	128.0	6.5	5.8
Bayamon, PR (Plaza Del Sol)	172.5	64.4	22.3
Fajardo, PR (Plaza Fajardo)	36.3	8.8	5.5
Midvale, UT (Family Center at Ft. Union)	123.7	14.0	13.2
Chester, VA (Bermuda Square)	71.2	14.1	0.2

Total	1,045.3	$158.4	$76.6

For redevelopment assets completed in 2012 and in the first nine months of 2013, the assets placed in service were completed at $157 cost per square foot.

Development and Redevelopments (Unconsolidated Joint Ventures)

In addition, the Company’s unconsolidated joint ventures have projects being developed that have incurred $171.1 million in project costs in the first nine months of 2013, with projected expenditures of $45.8 million on a net basis for the remainder of 2013. A significant amount of the projected expenditures is related to projects under development at the Company’s joint venture in Brazil as follows:

Location	DDR’s Effective Ownership Percentage	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Cost Incurred at September 30, 2013 ($ Millions)
Goiania, Brazil	33.3%	4Q13	881.2	$232.4	$209.1	$202.3
Londrina, Brazil	29.5%	2Q13	521.6	177.1	173.7	175.6

Total			1,402.8	$409.5	$382.8	$377.9

At September 30, 2013, the Company’s significant unconsolidated joint venture redevelopment projects were as follows:

Location	DDR’s Effective Ownership Percentage	Estimated Owned GLA (Thousands)	Estimated Cost ($ Millions)	Gross Cost Incurred at September 30, 2013 ($ Millions)
Plant City, FL (Lake Walden Square)	5%	108.7	$14.0	$9.1
Newnan, GA (Newnan Pavilion)	15%	110.3	9.6	8.4
Greensboro, NC (Wendover Village)	20%	104.8	6.8	3.3

Total		323.8	$30.4	$20.8

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at September 30, 2013, are as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
BRE DDR Retail Holdings I	5.0	%(B)	44 shopping centers in several states	10.6	$918.8
DDRTC Core Retail Fund LLC	15.0%		31 shopping centers in several states	9.8	921.8
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	929.1
Sonae Sierra Brazil BV Sarl	33.3%		Nine shopping centers, a management company and one development project in Brazil	3.8	399.6
BRE DDR Retail Holdings II	5.0	%(C)	Seven shopping centers in several states	1.7	243.5
DDR – SAU Retail Fund LLC	20.0%		27 shopping centers in several states	2.4	180.7

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
(B)	Excludes interest owned through $168.1 million preferred equity investment. The Company acquired 30 of these assets as part of the Blackstone Acquisition (See Sources and Uses of Capital).
(C)	Excludes interest owned through $30.4 million preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $297.3 million at September 30, 2013. Included in this amount is the $198.5 million in preferred equity, including accrued interest, with rates ranging from 9-10%, due from its joint ventures with affiliates of Blackstone. The Company used the repayment of approximately $148.8 million of the preferred equity as consideration to fund the Blackstone Acquisition (see Sources and Uses of Capital). Also included in this amount is $66.9 million of financing that the Company advanced to one of its unconsolidated joint ventures, which accrued interest at the greater of LIBOR plus 700 basis points, or 12%, and a default rate of 16%, and had an initial maturity of July 2011 (the “Bloomfield Loan”). This advance was reserved in full in prior periods (see Coventry II Fund discussion below).

Coventry II Fund

At September 30, 2013, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of September 30, 2013, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $2.4 million. The Service Holdings LLC joint venture sold 17 assets in the first nine months of 2013. In addition, the asset owned by Coventry II DDR Tri-County LLC was foreclosed by the lender in September 2013. The Company had previously written down its investment to zero in these assets. In addition to its existing equity and notes receivable, including the

Bloomfield Loan, at September 30, 2013, the Company had provided for one partial payment guaranty to a third-party lender in connection with the financing of one of the Coventry II Fund projects that aggregates $0.1 million.

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

A summary of the Coventry II Fund investments as of September 30, 2013, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at September 30, 2013
Coventry II DDR Bloomfield LLC	Bloomfield Hills, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Buena Park, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.7	(B)
Coventry II DDR Marley Creek Square LLC	Orland Park, Illinois	10.5	(B), (C), (D), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	66.2
Coventry II DDR Totem Lakes LLC	Kirkland, Washington	27.5	(B), (D)
Coventry II DDR Westover LLC	San Antonio, Texas	19.7	(B)
Service Holdings LLC	20 retail sites in several states	77.2	(B), (C), (D)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.
(B)	As of November 1, 2013, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of November 1, 2013, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of November 1, 2013, the Company provided an interest payment guaranty that was not greater than the proportion of its investment interest.

Other Joint Ventures

The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing or redeveloping shopping centers. The Company earns a fee for its services commensurate with the level of oversight and services provided. The Company generally provides a completion guaranty to the third-party lending institution(s) providing construction financing.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $4.2 billion and $4.4 billion at September 30, 2013 and 2012, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.2 million at September 30, 2013, including guaranties associated with the Coventry II Fund joint ventures.

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

For the nine months ended September 30, 2013, $0.7 million of net gains related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

Financing Activities

In May 2013, the Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023. The forward sale agreements entered into in May 2013 were settled in September 2013 and October 2013, totaling 3.96 million and 35.14 million common shares, respectively, for aggregate net proceeds of $701.3 million, at a price to the Company of $17.94 per share. The net proceeds from the issuance of unsecured debt and the forward sale of common shares were used to fund the Blackstone Acquisition.

In the first nine months of 2013, the Company issued 5.0 million common shares at a weighted-average price of $17.70 per share, primarily through the use of the Company’s continuous equity program, generating gross proceeds of $88.4 million, to partially fund the acquisition of Prime Assets (see Liquidity and Capital Resources and Sources and Uses of Capital).

Also, in April 2013, the Company issued $150.0 million of newly designated 6.250% Class K Preferred Shares at a price of $500.00 per preferred share (or $25.00 per depositary share). In addition, in May 2013, the Company redeemed $150.0 million of its 7.375% Class H Cumulative Redeemable Preferred shares (“Class H Preferred Shares”) at a redemption price of $25.1127 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1127 prorated to the redemption date). The Company recorded a non-cash charge of $5.2 million to net income attributable to common shareholders in the second quarter of 2013 related to the prorated write-off of Class H Preferred Shares’ original issuance costs.

Capitalization

At September 30, 2013, the Company’s capitalization consisted of $4.6 billion of debt, $405.0 million of preferred shares and $5.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.71, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2013), resulting in a debt to total market capitalization ratio of 0.46 to 1.0 at September 30, 2013 and 2012. The closing price of the common shares on the New York Stock Exchange was $15.36 at September 30, 2012. At September 30, 2013 and 2012, the Company’s total debt consisted of the following (in billions):

	At September 30,
	2013	2012
Fixed-rate debt (A)	$4.3	$3.7
Variable-rate debt	0.3	0.6

	$4.6	$4.3

(A)	Includes $631.8 million and $533.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2013 and 2012, respectively.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet, to repay upcoming maturities and to consider making prudent opportunistic investments. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch Ratings, Inc. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

Contractual Obligations and Other Commitments

The Company has no remaining debt maturities in 2013, and, as such, has turned its focus to the timing and opportunities for the consolidated secured debt maturing in 2014 and beyond. As of September 30, 2013, there are no unsecured maturities until May 2015.

At September 30, 2013, the Company had letters of credit outstanding of $27.1 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $18.5 million for its wholly-owned and consolidated joint venture properties at September 30, 2013. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At September 30, 2013, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.3 million related to the maintenance of its properties and general and administrative expenses.

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

Economic Conditions

The Company believes there has been a favorable shift in the supply-and-demand dynamic for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for the remainder of 2013 and 2014. The Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 7.8 million square feet of space for both new leases and renewals for the first nine months of 2013. The Company also benefits from its real estate asset class (shopping centers) typically having a higher return on capital expenditures, as well as a diversified tenant base with only one tenant exceeding 3.0% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 3.7%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, TJX Companies, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers which could require them to downsize and close stores and/or declare bankruptcy. In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer. Overall, the Company believes its portfolio remained stable at September 30, 2013, as evidenced by the increase in the occupancy rate as further described below. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy was at 92.1% at September 30, 2013 as compared to 91.3% at September 30, 2012. Notwithstanding the lower occupancy rate at the lower end of the historical range, the Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $14.00 at September 30, 2013, as compared to $13.66 at December 31, 2012, and $13.79 at September 30, 2012. The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-prime asset sales into the acquisition of Prime Assets as well as continued lease up of the existing portfolio at positive rental spreads. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the third quarter of 2013 for the U.S. portfolio was only $3.80 per rentable square foot. The Company generally does not expend a significant amount of capital on lease renewals. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through these challenging economic times.

New Accounting Standards

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and any economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize improvements in occupancy and operating results. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all, and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or to enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

•	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. The partner could cause a default under the joint venture loan for reasons outside the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than temporary;

•	The Company’s decision to dispose of real estate assets, including land held for development and construction in progress, would change the holding period assumption in the undiscounted cash flow impairment analyses, which could result in material impairment losses and adversely affect the Company’s financial results;

•	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company may continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•	International ownership and development activities carry risks in addition to those the Company faces with its domestic properties and operations. Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition. These risks include the following:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash.

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,256.1	5.0	5.0%	92.6%	$3,885.0	5.3	5.1%	89.9%
Variable-Rate Debt(A)	$340.0	4.1	1.8%	7.4%	$434.1	3.0	1.9%	10.1%

(A)	Adjusted to reflect the $631.8 million and $632.8 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 1.3% at September 30, 2013 and December 31, 2012, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	September 30, 2013				December 31, 2012
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$3,008.3	$489.8	3.8	5.6%	$3,083.7	$518.6	4.0	5.3%
Variable-Rate Debt	$1,201.7	$203.0	4.8	7.9%	$1,162.7	$206.3	4.3	6.9%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2013 and December 31, 2012, the interest rate on the Company’s $631.8 million and $632.8 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $631.8 million and $632.8 million of variable-rate debt that was swapped to a fixed rate at September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i)

include the swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at September 30, 2013 and December 31, 2012, is summarized as follows (in millions):

	September 30, 2013					December 31, 2012
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$4,256.1	$4,535.8	(A)	$4,289.7	(B)	$3,885.0	$4,311.8	(A)	$4,132.2	(B)
Company’s proportionate share of joint venture fixed-rate debt	$489.8	$495.6		$481.1		$518.6	$528.1		$510.2

(A)	Includes the fair value of interest rate swaps, which was a liability of $6.0 million, net, and $17.1 million at September 30, 2013 and December 31, 2012, respectively.
(B)	Includes the fair value of interest rate swaps, which was an asset of $14.3 million and $7.8 million at September 30, 2013 and December 31, 2012, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at September 30, 2013, would result in an increase in interest expense of approximately $2.5 million for the Company and $1.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month period ended September 30, 2013. The estimated increase in interest expense for the period does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2013, the Company had no other material exposure to market risk.

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

During the three-month period ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1 – 31, 2013	126,200	$17.19	—	—
August 1 – 31, 2013	—	—	—	—
September 1 – 30, 2013	—	—	—	—

Total	126,200	$17.19	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement of Purchase and Sale between the Parties listed on Schedule A attached thereto, as REIT Seller, BRE Pentagon Retail Holding B, LLC, as Homart Seller, JDN Real Estate – Lakeland, L.P., as REIT Buyer, and the Company, as Homart Buyer, dated as of May 15, 2013*

3.1	Third Amended and Restated Articles of Incorporation of the Company

3.2	Amended and Restated Code of Regulations of the Company

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

101.INS	XBRL Instance Document[2]

101.SCH	XBRL Taxonomy Extension Schema Document[2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended September 30, 2013 and 2012, (iv) Consolidated Statement of Equity for the Nine-Month Period Ended September 30, 2013, (v) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

November 8, 2013	/s/ Christa A. Vesy
(Date)	Christa A. Vesy Executive Vice President and Chief Accounting Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
2	2.1	Agreement of Purchase and Sale between the Parties listed on Schedule A attached thereto, as REIT Seller, BRE Pentagon Retail Holding B, LLC, as Homart Seller, JDN Real Estate – Lakeland, L.P., as REIT Buyer, and the Company, as Homart Buyer, dated as of May 15, 2013*	Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)
3	3.1	Third Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)
3	3.2	Amended and Restated Code of Regulations of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002	Filed herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.