Form 10-K
period 2013-12-31
DDR CORP
filed 2014-02-28
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.10 Per Share	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 7.375% Class H Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 6.5% Class J Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange
Depositary Shares, each representing 1/20 of a share of 6.25% Class K Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2013, was $4.4 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

359,142,581 common shares outstanding as of February 14, 2014

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages substantially all of the Portfolio Properties as defined herein. At December 31, 2013, the Company owned and managed more than 115 million total square feet of gross leasable area (“GLA”). These amounts do not include 25 assets that the Company has a nominal interest in and has not managed since January 1, 2012.

Financial Information About Industry Segments

See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 14, 2014, consisted of 414 shopping centers (including 173 centers owned through joint ventures) and more than 1,300 acres of undeveloped land (of which approximately 70 acres are owned through unconsolidated joint ventures). The shopping centers and land are collectively referred to as the “Portfolio Properties.” The shopping center properties consist of shopping centers, and to a lesser extent, enclosed malls and lifestyle centers. From January 1, 2011, to February 14, 2014, the Company acquired 75 shopping centers (42 of which were acquired from unconsolidated joint ventures and 21 of which were acquired by two unconsolidated joint ventures) aggregating 19.7 million square feet of Company-owned GLA for an aggregate purchase price of $3.5 billion. From January 1, 2011, to February 14, 2014, the Company sold 149 shopping centers (including 43 properties owned through unconsolidated joint ventures) aggregating 15.9 million square feet of Company-owned GLA for an aggregate sales price of $1.2 billion.

At December 31, 2013, the Company had 18 assets under development and/or redevelopment (consisting of 14 wholly-owned shopping centers and four joint venture shopping centers).

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio(1)
	December 31,
	2013	2012
Centers owned	416	452
Aggregate occupancy rate	92.2%	91.5%
Average annualized base rent per occupied square foot (2)	$14.18	$13.66

	Wholly-Owned Shopping Centers		Joint Venture Shopping Centers(1)
	December 31,		December 31,
	2013	2012	2013	2012
Centers owned	243	243	173	209
Aggregate occupancy rate	93.1%	91.9%	90.5%	90.9%
Average annualized base rent per occupied square foot (2)	$13.59	$12.92	$15.23	$14.58

(1)

Excludes shopping centers owned through the Company’s joint ventures with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material.

(2)

The increase in average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets, as well as continued leasing of the existing portfolio at positive rental spreads. The increase in average annualized base rent per occupied square foot within the joint venture portfolio is a result of asset sales.

Strategy and Philosophy

The Company’s mission is to enhance shareholder value by exceeding the expectations of its tenants, innovating to create new growth opportunities and fostering the talents of its employees while rewarding their successes. The Company aspires to be the most admired provider of retail destinations and the first consideration for tenants, investors, partners and employees.

The Company’s strategic objective is to invest in market-dominant prime power centers located in large and supply-constrained markets occupied by high credit quality retailers that cater to the consumer’s desire for value and convenience (“Prime Assets” or “Prime Portfolio”) and drive increases in asset value over the long term. The Company will also seek to simplify its structure by selectively acquiring its partners’ economic interest in Prime Assets currently held by joint ventures. In addition to transactional activity, growth opportunities include lease-up of the portfolio, selective ground-up development and a redevelopment pipeline with over $500 million of identified strategic opportunities. The Company may continue to pursue the disposition of certain real estate assets that are not likely to generate superior growth and recycle the proceeds to reinvest in Prime Assets.

The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities including its growth, debt capitalization, dividends, status as a REIT and operating policies, are determined by management and the Board of Directors. Although the Board of Directors has no present intention to amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

The Company’s key strategies are summarized as follows:

•

Selectively acquire well-located, quality shopping centers that have leases at below-market rental rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value that will improve portfolio quality;

•

Fund acquisitions of Prime Assets and new investments with at least 50% of the value financed through new common equity and proceeds from non-core asset sales that is consistent with the commitment to lower leverage;

•

Focus on growth and value creation within the Prime Portfolio through strategic leasing, re-tenanting and redevelopment of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers. These strategic opportunities include small shop consolidation to accommodate high credit quality national and regional tenants, as well as downsizing of junior anchors in order to enhance the merchandising mix of the assets, provide retailers with the preferred footprint and generate higher blended rents;

•	Continue leasing strategy of enhancing tenant relationships at a high level through the Company’s national account program and increasing occupancy with high-quality tenants;

•	Continue to dedicate Company resources to monitor major tenant vacancies, proactively identify potential space recapture opportunities and focus on marketing and re-tenanting those spaces;

•

Continue to focus on balance sheet improvement achieved through maintaining a balanced debt maturity profile, growing the Company’s unencumbered asset pool and improving the Company’s credit ratings and

•

Dedicate significant resources to training and development to secure the Company’s position as an industry-leader related to human capital management and to develop and retain top talent at all levels of the organization.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are Walmart, TJX Companies, Bed Bath & Beyond, PetSmart and Kohl’s representing 3.4%, 3.1%, 2.7%, 2.6% and 2.2%, respectively, at December 31, 2013 of the Company’s aggregate annualized base rental revenues. For more information on the Company’s tenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2013, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”) and its taxable activity in Puerto Rico, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of February 14, 2014, the Company employed 601 full-time individuals including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is http://www.ddr.com. The Company uses its Investor Relations website (http://www.ddr.com) as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2013, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
Walmart(1)	3.4%
TJX Companies(2)	3.1%
Bed Bath & Beyond(3)	2.7%
PetSmart	2.6%
Kohl’s	2.2%
Best Buy	1.8%
Office Depot(4)	1.8%
Dick’s Sporting Goods(5)	1.7%
Michaels	1.7%
Ross Stores(6)	1.6%
Gap(7)	1.5%
AMC Theatres	1.5%

(1)	Includes Walmart, Sam’s Club and Neighborhood Market

(2)	Includes T.J. Maxx, Marshalls and Homegoods

(3)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(4)	Includes Office Depot and OfficeMax

(5)	Includes Dick’s Sporting Goods and Golf Galaxy

(6)	Includes Ross Dress for Less and dd’s Discounts

(7)	Includes Gap, Old Navy and Banana Republic

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2013, the Company had outstanding debt of $5.3 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $630.1 million as of December 31, 2013). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness). The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than temporary decline. As of December 31, 2013, the Company had $448.0 million of investments in and advances to unconsolidated joint ventures holding 170 operating shopping centers.

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

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties only to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the following:

•	The Company may be unable to identify, or may have difficulty identifying, acquisition opportunities that fit its investment strategy;

•	The Company’s estimates on expected occupancy and rental rates may differ from actual conditions;

•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	The Company may be unable to operate successfully in new markets where acquired properties are located due to a lack of market knowledge or understanding of local economies;

•	The properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property;

•	The Company may be unable to successfully integrate new properties into its existing operations or

•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

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

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. The Company’s TRS and its taxable activity in Puerto Rico are subject to taxation and any changes in the laws affecting the Company’s TRS may increase the Company’s tax expenses. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

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

The Company’s Inability to Realize Anticipated Returns from Its Retail Real Estate Investments Outside of the Continental United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of transactions outside of the continental United States because, among other things, the Company may not have any prior experience with the local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. The Company could be or become subject to local laws governing these properties with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. In addition, financing may not be available at acceptable rates outside of, and equity requirements may be different from the Company’s strategy in, the continental United States. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company’s Investments in Real Estate Assets Outside of the Continental United States May Be Subject to Additional Risks

Investments and operations outside of the continental United States generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s investments in consolidated and unconsolidated joint ventures with international real estate assets in Brazil, Russia and Canada, and in properties in jurisdictions outside of the continental United States, like Puerto Rico, may be subject to the uncertainty of foreign or novel laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the Company’s ability to own property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, that generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations or the value of the Company’s international investments.

Changes in foreign currency exchange rates may adversely impact the operations, fair values and earnings streams of the Company’s international holdings and thus the returns on the Company’s investments in such holdings, including non-U.S.-dollar denominated investments. Although the Company may hedge some or all of its foreign currency risk, subject to the REIT income qualification tests, the Company may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

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

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease liability and full replacement value property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties. All of these policies may involve substantial deductibles and certain exclusions. Furthermore, there is no assurance that the Company may be able to renew or secure additional insurance policies on commercially reasonable terms or at all. In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles. Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters. Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes. In addition, many of the Company’s properties are located in coastal regions, including 15 properties located on the island of Puerto Rico as of February 14, 2014, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

Compliance with Certain Laws and Governmental Rules and Regulations May Require the Company to Make Unplanned Expenditures That Adversely Affect the Company’s Cash Flows

The Company is required to operate its properties in compliance with certain laws and governmental rules and regulations, including the Americans with Disabilities Act, fire and safety regulations, building codes and other land use regulations, as currently in effect or as they may be enacted or adopted and become applicable to the properties, from time to time. The Company may be required to make substantial capital expenditures to make upgrades at its properties or otherwise comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet its financial obligations and make distributions to shareholders.

The Company May Be Unable to Retain and Attract Key Management Personnel

The Company may be unable to retain and attract talented executives. In the event of the loss of key management personnel to competitors, or upon unexpected death, disability or retirement, the Company may not be able to find replacements with comparable skill, ability and industry expertise. Until suitable replacements are identified and retained, if at all, the Company’s operating results and financial condition could be materially and adversely affected.

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

At December 31, 2013, the Portfolio Properties included 416 shopping centers (including 173 centers owned through joint ventures). The shopping centers consist of 389 shopping centers and 27 enclosed malls and lifestyle centers. At December 31, 2013, the Portfolio Properties also included more than 1,300 acres of undeveloped land, primarily development sites and parcels, located adjacent to certain of the shopping centers. At December 31, 2013, the shopping centers aggregated 89.6 million square feet of Company-owned GLA (115.7 million square feet of total GLA) located in 39 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, New York and Ohio. The Company also owns land in Canada and Russia.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Walmart, Kohl’s or Target). The properties often include discounters, warehouse clubs, dollar stores and specialty grocers as additional anchors or tenants. The tenants of the shopping centers typically cater to the consumer’s desire for value and convenience and offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

At December 31, 2013, shopping centers made up the largest portion of the Company’s portfolio, constituting 79.4 million square feet (88.6% of Company-owned GLA), while enclosed malls and lifestyle centers accounted for 10.2 million square feet (11.4% of Company-owned GLA). At December 31, 2013, the average annualized base rent per square foot of Company-owned GLA of the Company’s 243 wholly-owned shopping centers was $13.59. For the 173 shopping centers owned through joint ventures, average annualized base rent per square foot was $15.23 at December 31, 2013. The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements. The Company generally does not enter into significant tenant concessions on a lease by lease basis.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2013, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2013. In addition, as of December 31, 2013, unless otherwise indicated, with respect to the 416 shopping centers:

•	134 of these properties are anchored by a Walmart, Kohl’s or Target store;

•

These properties range in size from approximately 10,000 square feet to approximately 1,500,000 square feet of total GLA (with 230 properties exceeding 200,000 square feet of total GLA, of which 94 properties exceed 400,000 square feet of total GLA);

•

74.8% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, 10.3% is leased to regional tenants, and 7.1% is leased to local tenants;

•

92.2% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2013. With respect to the properties owned by the Company, including its unconsolidated joint ventures, as of December 31 in each of the last five years beginning with 2009, between 86.8% and 92.2% of the aggregate Company-owned GLA of these properties was occupied and

•	The Company had 18 assets under development and/or redevelopment (consisting of 14 wholly-owned shopping centers and four joint venture shopping centers).

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2023 at the Company’s 243 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2014	576	3,480	$51,752	$14.87	6.6%	7.9%
2015	657	6,052	80,661	13.33	11.4%	12.3%
2016	702	5,962	88,819	14.90	11.2%	13.5%
2017	603	7,108	89,644	12.61	13.4%	13.6%
2018	689	6,595	95,462	14.47	12.4%	14.5%
2019	269	5,184	62,292	12.02	9.8%	9.5%
2020	137	1,689	23,093	13.67	3.2%	3.5%
2021	181	3,225	37,828	11.73	6.1%	5.8%
2022	213	3,351	43,862	13.09	6.3%	6.7%
2023	203	3,016	38,767	12.86	5.7%	5.9%

Total	4,230	45,662	$612,180	$13.41	86.1%	93.2%

The following table shows the impact of tenant lease expirations at the joint venture level through 2023 at the Company’s 173 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2014	891	3,080	$58,487	$18.99	10.1%	14.2%
2015	637	3,149	49,292	15.65	10.3%	12.0%
2016	674	3,933	60,303	15.33	12.9%	14.6%
2017	749	3,596	65,510	18.22	11.8%	15.9%
2018	808	3,357	55,713	16.59	11.0%	13.5%
2019	153	2,126	27,448	12.91	7.0%	6.7%
2020	69	1,297	13,715	10.58	4.3%	3.3%
2021	91	1,404	18,845	13.42	4.6%	4.6%
2022	95	1,549	19,809	12.79	5.1%	4.8%
2023	112	1,667	20,720	12.43	5.5%	5.0%

Total	4,279	25,158	$389,842	$15.50	82.6%	94.6%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2013

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
	Brazil
1	Campinas	Parque Dom Pedro	MM	Fee	2010	2006	29.9%	1,156	$38,665	$34.60	Alo Bebe / Alo Kids, Baby Calcados, Barbacoa E Giovanetti, Bodytech, Casas Bahia, Centauro, Clinical Center, Etna, Fast Shop, Fnac, Gold Street Bar, Le Biscuit, Livraria Leitura, Lojas Americanas, Magic Games, Magic Games, Marisa, Me Move, Multiplex P.D. Pedro, Outback Steakhouse
2	Franca	Franca Shopping	MM	Fee	1993	2006	25.6%	201	$3,631	$21.03	C&A, Casas Bahia, Centauro, Lojas Americanas, Magazine Luiza, Marisa, Moviecom, Renner
3	Goiania	Passeio Das Aguas	MM	Fee (3)	2013	2014	33.3%	913	$7,113	$17.02	C&A, Casas Bahia, Cinemark, Etna, Lojas Renner, Magic Games, Marisa, Novo Mundo, Ri Happy, Riachuelo
4	Londrina	Boulevard Londrina Shopping	MM	Fee (3)	2013	2014	29.5%	522	$5,812	$13.34	Centauro, Cinemark, Kalunga, Luigi Bertolli, Magazine Luiza, Magic Games, Marisa, Ponto Frio, Renner, Ri Happy, Riachuelo, Saraiva Mega Store, Walmart
5	Manaus	Manauara Shopping	MM	Fee (3)	2009	2007	33.3%	503	$16,980	$34.58	Bemol, C&A, Centauro, Cia Athletica, Dinamica, Magic Games, Marisa, Pbkids Brinquedos, Playarte, Ramson S, Renner, Riachuelo, Saraiva Mega Store, Siberian/Crawford, Teatro Direcional
6	Sao Bernardo	Shopping Metropole	MM	Fee (3)	2011	2006	33.3%	312	$13,015	$42.39	C&A, Lojas Americanas, Marisa, Playarte, Playland, Renner
7	Sao Paulo	Campo Limpo Shopping	MM	Fee	2011	2006	6.7%	240	$7,216	$30.27	C&A, Casas Bahia, Cinema Multiplex, Compre Bem, Lojas Marabraz, Marisa
8	Sao Paulo	Plaza Sul	MM	Fee	1994	2006	20.0%	252	$13,423	$54.34	Camicado, Casas Bahia, Lojas Americanas, Luigi Bertolli, Monday Academia, Playarte, Renner
9	Sao Paulo	Boavista Shopping	MM	Fee (3)	2004	2006	33.3%	172	$3,663	$22.91	Americanas Express, C&A, Centauro, Marisa & Familia, Moviecom Boavista
10	Uberlandia	Uberlandia Shopping	MM	Fee (3)	2012	2014	33.3%	493	$7,213	$15.79	Centauro, Cinemark, Kalunga, Le Biscuit, Le Lis Blanc Deux, L, Leroy Merlin, Magic Games, Ponto Frio, Renner, Walmart
United States and Puerto Rico
	Alabama
11	Birmingham, AL	Brook Highland Plaza	SC	Fee	2003	1994	100.0%	553	$3,852	$9.11	Big Lots, Books-A-Million, Dick’s Sporting Goods, HomeGoods, Lowe’s, Michaels, OfficeMax, Ross Dress For Less, Stein Mart
12	Birmingham, AL	Riverchase Promenade	SC	Fee	1989	2007	100.0%	120	$1,735	$14.99	2nd & Charles (Not Owned), Jo-Ann, Toys “R” Us (Not Owned)
13	Birmingham, AL	River Ridge	SC	Fee (3)	2001	2007	15.0%	172	$2,700	$16.11	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
14	Dothan, AL	Shops on the Circle	SC	Fee	2000	2007	100.0%	183	$1,842	$10.69	Big Lots, OfficeMax, T.J. Maxx
15	Huntsville, AL	Westside Centre	SC	Fee (3)	2002	2007	15.0%	480	$4,412	$11.64	Big Lots, Dick’s Sporting Goods, hhgregg, Marshalls, Michaels, Ross Dress For Less, Stein Mart, Target (Not Owned)
16	Tuscaloosa, AL	McFarland Plaza	SC	Fee (3)	1999	2007	15.0%	199	$1,645	$8.26	Michaels, OfficeMax, Ross Dress For Less, Stein Mart, Toys “R” Us

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
	Arizona
17	Phoenix, AZ	Deer Valley Towne Center	SC	Fee	1996	1999		100.0%	197	$2,970	$17.80	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress For Less, Target (Not Owned)
18	Phoenix, AZ	Ahwatukee Foothills Towne Center	SC	Fee	2013	1998		100.0%	678	$9,984	$15.94	AMC Theatres, Ashley Furniture Homestore, Babies “R” Us, Barnes & Noble, Best Buy, Jo-Ann, Marshalls, Michaels, OfficeMax, RoomStore, Ross Dress For Less, Sprouts Farmers Market
19	Phoenix, AZ	Arrowhead Crossing	SC	Fee	1995	1996		100.0%	346	$4,712	$14.05	Barnes & Noble, David’s Bridal (Not Owned), DSW, Golfsmith, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
20	Phoenix, AZ	Paradise Village Gateway	SC	Fee	2004	2003		67.0%	295	$4,777	$16.72	Albertson’s, Bed Bath & Beyond, PetSmart, Ross Dress For Less, Staples
21	Tucson, AZ	Tucson Spectrum	SC	Fee	2008	2012		100.0%	710	$9,573	$14.18	Bed Bath & Beyond, Best Buy, Dollar Tree, Food City, Harkins Theatre, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress For Less, Sports Authority, Target (Not Owned)
	Arkansas
22	Fayetteville, AR	Steele Crossing	SC	Fee (3)	2003	2012		5.0%	137	$938	$7.22	Kohl’s, Target (Not Owned)
23	Fayetteville, AR	Spring Creek Centre	SC	Fee (3)	2001	2012		5.0%	257	$3,054	$12.59	Bed Bath & Beyond, Best Buy, Home Depot (Not Owned), Old Navy, T.J. Maxx, Walmart (Not Owned)
24	North Little Rock, AR	McCain Plaza	SC	Fee	2004	1994		100.0%	295	$2,335	$8.93	Bed Bath & Beyond, Burlington Coat Factory, Cinemark, Michaels, Ross Dress For Less, T.J. Maxx
25	Russellville, AR	Valley Park Centre	SC	Fee	1992	1994		100.0%	296	$2,024	$7.72	Belk, Hobby Lobby, JCPenney, Ross Dress For Less, T.J. Maxx
	California
26	Fontana, CA	Falcon Ridge Town Center I	LC	Fee (3)	2005	2013		5.0%	300	$5,409	$20.07	24 Hour Fitness, Michaels, Ross Dress For Less, Sports Authority, Stater Bros Markets, Target (Not Owned)
27	Long Beach, CA	The Pike at Rainbow Harbor	SC	GL	2005	1	*	100.0%	340	$4,144	$17.45	Cinemark, KDB, Restoration Hardware
28	Oakland, CA	Whole Foods at Bay Place	SC	Fee	2006	2013		100.0%	57	$2,413	$42.17	Whole Foods
29	Oceanside, CA	Ocean Place Cinemas	SC	Fee	2000	2000		100.0%	80	$1,466	$18.74	Regal Cinemas
30	Pasadena, CA	Paseo Colorado	LC	Fee	2001	2003		100.0%	556	$7,397	$31.87	Arclight Cinemas, DSW, Equinox
31	Richmond, CA	Hilltop Plaza	SC	Fee (3)	2000	2002		20.0%	246	$2,343	$16.11	99 Cents Only, Century Theatre, dd’s Discounts, Ross Dress For Less
32	San Francisco, CA	1000 Van Ness	SC	Fee	1998	2002		100.0%	123	$3,899	$35.82	AMC Theatres, The Studio Mix
33	Valencia, CA	River Oaks Shopping Center	SC	GL	2010	2006		100.0%	76	$1,439	$18.83	buybuy BABY, Sprouts Farmers Market
34	Vista, CA	Vista Village	LC	Fee (3)	2007	2013		5.0%	195	$3,959	$25.67	Frazier Farms, Staples (Not Owned), Vista Village Metroplex 15
	Colorado
35	Aurora, CO	Pioneer Hills	SC	Fee	2003	2003		100.0%	139	$2,028	$15.80	Bed Bath & Beyond, Home Depot (Not Owned), Walmart (Not Owned)
36	Centennial, CO	Centennial Promenade	SC	Fee	2002	1997		100.0%	419	$6,335	$18.50	Conn’s, Golfsmith, Michaels, OfficeMax, REI (Not Owned), Ross Dress For Less, Stickley Furniture, Toys “R” Us, WoW (Not Owned)

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
37	Colorado Springs, CO	Chapel Hills East	SC	Fee	2000	2011		100.0%	220	$2,586	$11.73	Barnes & Noble, Best Buy, DSW, OfficeMax, Old Navy, Pep Boys, Whole Foods
38	Denver, CO	University Hills	SC	Fee	1997	2003		100.0%	245	$4,123	$17.72	24 Hour Fitness, King Soopers, Michaels, OfficeMax, Pier 1 Imports
39	Denver, CO	Tamarac Shopping Center	SC	Fee	2013	2001		100.0%	45	$721	$20.52	Target (Not Owned)
40	Fort Collins, CO	Mulberry and Lemay Crossing	SC	Fee	2004	2003		100.0%	19	$492	$25.93	Home Depot (Not Owned), Walmart (Not Owned)
41	Highland Ranch, CO	8575 South Quebec Street	SC	Fee	1998	2007		100.0%	43	$348	$8.00	Savers
42	Littleton, CO	Aspen Grove	LC	Fee	2013	1	*	100.0%	272	$6,810	$27.85	Alamo Drafthouse Cinema
43	Parker, CO	FlatAcres Market Center/Parker Pavilions	SC	GL	2003	2003		100.0%	229	$3,749	$17.19	Bed Bath & Beyond, Home Depot (Not Owned), Kohl’s (Not Owned), Michaels, Office Depot, Sports Authority, Walmart (Not Owned)
	Connecticut
44	Plainville, CT	Connecticut Commons	SC	Fee	2013	1	*	100.0%	566	$6,612	$12.16	A.C. Moore, Dick’s Sporting Goods, DSW, Kohl’s, Loew’s Cinema, Lowe’s, Marshalls, Old Navy, PetSmart
45	Windsor, CT	Windsor Court Shopping Center	SC	Fee	1993	2007		100.0%	78	$1,406	$18.88	Petco (Not Owned), Stop & Shop, Target (Not Owned)
	Delaware
46	Dover, DE	Kmart Shopping Center	SC	Fee (3)	1973	2008		25.3%	89	$306	$3.44	Kmart

	Florida
47	Apopka, FL	Piedmont Plaza	SC	Fee	2004	2007		100.0%	146	$918	$7.75	Bealls
48	Boynton Beach, FL	Village Square At Golf	SC	Fee (3)	2002	2007		20.0%	138	$1,458	$13.44	Publix
49	Boynton Beach, FL	Aberdeen Square	SC	Fee (3)	1990	2007		20.0%	71	$686	$10.45	Publix
50	Boynton Beach, FL	Meadows Square	SC	Fee	1986	2004		20.0%	106	$920	$12.14
51	Bradenton, FL	Lakewood Ranch Plaza	SC	Fee (3)	2001	2007		20.0%	86	$1,060	$12.53	Publix
52	Bradenton, FL	Creekwood Crossing	SC	Fee (3)	2001	2007		20.0%	235	$2,284	$9.87	Bealls, Bealls Outlet, LA Fitness, Lowe’s (Not Owned), Macy’s Furniture
53	Bradenton, FL	Cortez Plaza	SC	Fee	1988	2007		100.0%	275	$2,508	$11.43	Burlington Coat Factory, hhgregg, PetSmart
54	Brandon, FL	Kmart Shopping Center	SC	GL	2003	2	*	100.0%	228	$804	$3.53	Kane Furniture, Kmart
55	Brandon, FL	Lake Brandon Plaza	SC	Fee	1999	2009		100.0%	176	$1,939	$11.20	Babies “R” Us, Jo-Ann, Publix, Tigerdirect.com
56	Brandon, FL	Lake Brandon Village	SC	Fee	2004	2003		100.0%	114	$1,473	$12.92	buybuy BABY, Lowe’s (Not Owned), PetSmart, Sports Authority
57	Casselberry, FL	Casselberry Commons	SC	Fee (3)	2010	2007		20.0%	256	$2,558	$11.01	Publix, Ross Dress For Less, Stein Mart, T.J. Maxx
58	Clearwater, FL	Clearwater Collection	SC	Fee	2005	2007		100.0%	134	$1,650	$12.68	Floor & Decor, LA Fitness
59	Crystal River, FL	Crystal Springs	SC	Fee (3)	2001	2007		20.0%	67	$749	$11.18	Publix
60	Dania Beach, FL	Bass Pro Outdoor World	SC	Fee	1999	2007		100.0%	165	$1,760	$10.67	Bass Pro Outdoor World
61	Dania, FL	Sheridan Square	SC	Fee (3)	1991	2007		20.0%	67	$698	$10.96	Publix
62	Davie, FL	Paradise Promenade	SC	Fee (3)	2004	2007		20.0%	74	$976	$14.38	Publix
63	Deerfield Beach, FL	Hillsboro Square	SC	Fee (3)	2002	2007		15.0%	145	$2,433	$17.06	Office Depot, Publix
64	Fort Myers, FL	Market Square	SC	Fee (3)	2004	2007		15.0%	119	$1,788	$15.03	American Signature Furniture, Barnes & Noble (Not Owned), Big Al’s City Sports (Not Owned), Dollar Tree (Not Owned), DSW, Petco (Not Owned), Target (Not Owned), Tigerdirect.com (Not Owned), Total Wine & More, World Market (Not Owned)
65	Fort Myers, FL	Cypress Trace	SC	Fee (3)	2004	2007		15.0%	276	$2,225	$9.46	Bealls, Bealls Outlet, Ross Dress For Less, Stein Mart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
66	Fort Walton Beach, FL	Shoppes at Paradise Pointe	SC	Fee (3)	2000	2007		20.0%	84	$751	$11.45	Publix
67	Hernando, FL	Shoppes of Citrus Hills	SC	Fee (3)	2003	2007		20.0%	69	$709	$10.46	Publix
68	Hialeah, FL	Paraiso Plaza	SC	Fee (3)	1997	2007		20.0%	61	$986	$16.24	Publix
69	Homestead, FL	Homestead Pavilion	SC	Fee	2008	2008		100.0%	306	$5,014	$16.54	Bed Bath & Beyond, hhgregg, Kohl’s (Not Owned), Michaels, Ross Dress For Less, Sports Authority, Staples
70	Lake Mary, FL	Shoppes of Lake Mary	SC	Fee (3)	2001	2007		15.0%	74	$1,464	$20.38	Publix (Not Owned), Staples, Target (Not Owned)
71	Lake Wales, FL	Shoppes on the Ridge	SC	Fee	2003	2007		20.0%	117	$1,345	$12.22	Publix
72	Lakeland, FL	Lakeland Marketplace	SC	Fee	2006	2003		100.0%	78	$621	$8.00	Bealls, Lowe’s (Not Owned)
73	Largo, FL	Bardmoor Promenade	SC	Fee (3)	1991	2007		20.0%	153	$2,055	$13.66	Publix
74	Melbourne, FL	Melbourne Shopping Center	SC	Fee (3)	1999	2007		20.0%	229	$910	$5.95	Big Lots, Publix
75	Miami, FL	Plaza Del Paraiso	SC	Fee (3)	2003	2007		20.0%	82	$1,268	$15.39	Publix
76	Miami, FL	The Shops at Midtown Miami	SC	Fee	2006	1	*	100.0%	468	$8,137	$17.74	HomeGoods, Loehmann’s, Marshalls, Ross Dress For Less, Sports Authority, Target, West Elm
77	Miramar, FL	River Run	SC	Fee (3)	1989	2007		20.0%	94	$1,108	$12.47	Publix
78	Naples, FL	Countryside Shoppes	SC	Fee (3)	1997	2007		20.0%	74	$650	$9.57
79	Naples, FL	Carillon Place	SC	Fee	1994	1995		100.0%	268	$3,468	$13.04	Bealls, hhgregg, OfficeMax, Ross Dress For Less, T.J. Maxx, Walmart Neighborhood Market
80	New Port Richey, FL	Shoppes at Golden Acres	SC	Fee (3)	2002	2007		20.0%	131	$943	$11.74	Publix
81	Ocala, FL	Ocala West	SC	Fee	2006	2003		100.0%	106	$520	$7.82	Blockers Furniture (Not Owned), Hobby Lobby
82	Ocala, FL	Heather Island	SC	Fee (3)	2005	2007		20.0%	71	$665	$10.27	Publix
83	Ocoee, FL	West Oaks Town Center	SC	Fee (3)	2000	2007		20.0%	67	$1,092	$17.10	Best Buy (Not Owned), Michaels
84	Orlando, FL	Chickasaw Trail	SC	Fee (3)	1994	2007		20.0%	75	$717	$10.71	Publix
85	Orlando, FL	Conway Plaza	SC	Fee (3)	1999	2007		20.0%	118	$934	$9.44	Publix
86	Orlando, FL	Skyview Plaza	SC	Fee (3)	1998	2007		20.0%	281	$1,712	$7.99	dd’s Discounts, Goodwill, Kmart, Publix
87	Oviedo, FL	Oviedo Park Crossing	SC	Fee (3)	1999	1	*	20.0%	186	$1,847	$10.19	Bed Bath & Beyond, Lowe’s (Not Owned), Michaels, OfficeMax, Ross Dress For Less, T.J. Maxx
88	Palm Beach Gardens, FL	Northlake Commons	SC	Fee (3)	2003	2007		20.0%	147	$1,606	$14.35	Home Depot (Not Owned), Ross Dress For Less, Tigerdirect.com
89	Palm Harbor, FL	The Shoppes of Boot Ranch	SC	Fee	1990	1995		100.0%	52	$1,095	$21.44	Publix (Not Owned), Target (Not Owned)
90	Pembroke Pines, FL	Flamingo Falls	SC	Fee (3)	2001	2007		20.0%	109	$1,901	$19.69	LA Fitness (Not Owned)
91	Plant City, FL	Lake Walden Square	SC	Fee	2013	2007		100.0%	263	$1,836	$10.85	Premiere Cinemas, Ross Dress For Less, Sweetbay Supermarket
92	Plantation, FL	The Fountains	SC	Fee	2010	2007		100.0%	430	$5,345	$14.47	Dick’s Sporting Goods, Jo-Ann, Kohl’s, Marshalls, Total Wine & More
93	Spring Hill, FL	Mariner Square	SC	Fee	1997	1*, 2	*	100.0%	194	$1,634	$9.20	Bealls, Ross Dress For Less, Sam’s Club (Not Owned), Walmart (Not Owned)
94	St. Petersburg, FL	Kmart Plaza	SC	Fee (3)	1973	2008		25.3%	95	$—	$—
95	Tallahassee, FL	Killearn Shopping Center	SC	Fee (3)	1980	2007		20.0%	95	$1,182	$12.80	Hobby Lobby
95	Tallahassee, FL	Capital West	SC	Fee	2004	2003		100.0%	86	$724	$8.43	Bealls Outlet, Office Depot, Walmart (Not Owned)
96	Tallahassee, FL	Southwood Village	SC	Fee (3)	2003	2007		20.0%	63	$764	$12.64	Publix
97	Tamarac, FL	Midway Plaza	SC	Fee (3)	1985	2007		20.0%	226	$2,417	$12.64	Publix, Ross Dress For Less
98	Tampa, FL	North Pointe Plaza	SC	Fee (3)	1990	1*, 2	*	20.0%	104	$1,357	$12.99	Publix, Walmart (Not Owned)
99	Tampa, FL	The Walk at Highwoods Preserve	SC	Fee	2001	2007		100.0%	138	$1,970	$14.93	Best Buy, HomeGoods, Michaels
100	Tampa, FL	New Tampa Commons	SC	Fee	2005	2007		100.0%	10	$339	$33.87

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
101	Tarpon Springs, FL	Tarpon Square	SC	Fee	1998	1*, 2	*	100.0%	115	$1,202	$11.20	Bealls Outlet, Big Lots, Staples
102	Tequesta, FL	Tequesta Shoppes	SC	Fee	1986	2007		100.0%	109	$671	$11.20
103	Valrico, FL	Brandon Boulevard Shoppes	SC	Fee	2012	2007		100.0%	85	$1,180	$14.69	LA Fitness
104	Valrico, FL	Shoppes at Lithia	SC	Fee (3)	2003	2007		20.0%	71	$1,089	$15.58	Publix
105	Venice, FL	Jacaranda Plaza	SC	Fee	1974	2008		25.3%	84	$—	$—
106	Wesley Chapel, FL	The Shoppes at New Tampa	SC	Fee (3)	2002	2007		20.0%	159	$1,996	$12.97	Bealls, Office Depot (Not Owned), Publix
107	Winter Garden, FL	Winter Garden Village	SC	Fee	2007	2013		100.0%	760	$13,377	$17.73	Barnes & Noble, Bealls, Bed Bath & Beyond, Best Buy, Haverty’s, Jo-Ann, LA Fitness, Lowe’s (Not Owned), Marshalls, PetSmart, Ross Dress For Less, Sports Authority, Staples, Target (Not Owned)
108	Winter Park, FL	Winter Park Palms	SC	Fee	1998	2012		5.0%	112	$34	$8.00

	Georgia
110	Atlanta, GA	Perimeter Pointe	SC	Fee	2002	1995		100.0%	352	$5,728	$16.28	Babies “R” Us, HomeGoods, LA Fitness, Regal Cinemas, Sports Authority, Stein Mart
111	Atlanta, GA	Cascade Corners	SC	Fee (3)	1993	2007		20.0%	67	$402	$6.59	Kroger
112	Atlanta, GA	Cascade Crossing	SC	Fee (3)	1994	2007		20.0%	63	$622	$9.82	Publix
113	Atlanta, GA	Brookhaven Plaza	SC	Fee (3)	1993	2007		20.0%	71	$1,260	$17.67
114	Atlanta, GA	Abernathy Square	SC	Fee	1994	2007		100.0%	130	$2,239	$19.13	Publix
115	Austell, GA	Burlington Plaza	SC	GL (3)	1973	2008		25.3%	147	$519	$3.58	Burlington Coat Factory
116	Buford, GA	Marketplace at Millcreek	SC	Fee (3)	2003	2007		15.0%	402	$4,585	$11.83	Bed Bath & Beyond, Costco (Not Owned), DSW, Marshalls, Michaels, OfficeMax, PetSmart, REI, Ross Dress For Less, Stein Mart
117	Canton, GA	Riverstone Plaza	SC	Fee (3)	1998	2007		20.0%	308	$3,368	$11.50	Bealls Outlet, Belk, Michaels, Publix, Ross Dress For Less
118	Canton, GA	Hickory Flat Village	SC	Fee (3)	2000	2007		20.0%	74	$811	$12.36	Publix
119	Columbus, GA	Bradley Park Crossing	SC	Fee	1999	2003		100.0%	117	$1,388	$11.89	Fresh Market, Michaels, PetSmart, Target (Not Owned)
120	Cumming, GA	Cumming Marketplace	SC	Fee	1999	2003		100.0%	311	$3,582	$11.79	ApplianceSmart, Home Depot (Not Owned), Lowe’s, Michaels, OfficeMax, Walmart (Not Owned)
121	Cumming, GA	Sharon Greens	SC	Fee (3)	2001	2007		20.0%	98	$787	$10.88	Kroger
122	Cumming, GA	Cumming Town Center	SC	Fee	2007	2013		100.0%	311	$4,594	$15.17	Ashley Furniture Homestore, Best Buy, Dick’s Sporting Goods, Staples, T.J. Maxx/ HomeGoods
123	Decatur, GA	Hairston Crossing	SC	Fee (3)	2002	2007		20.0%	58	$609	$11.25	Publix
124	Decatur, GA	Flat Shoals Crossing	SC	Fee (3)	1994	2007		20.0%	70	$694	$9.96	Publix
125	Douglasville, GA	Douglasville Pavilion	SC	Fee	1998	2007		100.0%	267	$2,818	$10.73	Big Lots, Marshalls, Michaels, OfficeMax, PetSmart, Ross Dress For Less, Target (Not Owned)
126	Douglasville, GA	Market Square	SC	Fee (3)	1990	2007		20.0%	125	$832	$9.77	Office Depot
127	Douglasville, GA	Douglasville Marketplace	SC	Fee	1999	2003		100.0%	129	$1,500	$11.93	Babies “R” Us, Best Buy, Lowe’s (Not Owned)
128	Ellenwood, GA	Paradise Shoppes of Ellenwood	SC	Fee (3)	2003	2007		20.0%	68	$650	$11.08
129	Fayetteville, GA	Fayette Pavilion	SC	Fee (3)	2002	2007		15.0%	1,248	$10,467	$9.32	Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Dick’s Sporting Goods, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl’s, Marshalls, PetSmart, Publix, Ross Dress For Less, T.J. Maxx, Target (Not Owned), Toys “R” Us/ Babies “R” Us, Walmart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
130	Flowery Branch, GA	Clearwater Crossing	SC	Fee (3)	2003	2007		20.0%	91	$864	$11.39	Kroger
131	Kennesaw, GA	Barrett Pavilion	SC	Fee (3)	1998	2007		15.0%	460	$6,665	$16.76	AMC Theatres, hhgregg, Hobby Lobby, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
132	Lithonia, GA	Shops at Turner Hill	SC	Fee	2004	2003		100.0%	32	$422	$16.00
133	Lithonia, GA	Turner Hill Marketplace	SC	Fee	2004	2003		100.0%	125	$974	$7.79	Bed Bath and Beyond, Best Buy, Sam’s Club (Not Owned), Toys “R” Us
134	Loganville, GA	Midway Plaza	SC	Fee (3)	1995	2003		20.0%	91	$990	$11.35	Kroger
135	Macon, GA	Eisenhower Crossing III	SC	Fee	2002	2007		100.0%	82	$734	$9.87	hhgregg, PetSmart
136	Macon, GA	Eisenhower Crossing	SC	Fee (3)	2002	2007		15.0%	420	$4,611	$11.35	Ashley Furniture Homestore, Bed Bath & Beyond, Best Buy (Not Owned), Dick’s Sporting Goods, Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress For Less, Staples, Target (Not Owned)
137	Marietta, GA	Towne Center Prado	SC	Fee	2002	1995		100.0%	287	$3,501	$12.52	Publix, Ross Dress For Less, Stein Mart
138	McDonough, GA	Shoppes at Lake Dow	SC	Fee (3)	2002	2007		20.0%	73	$709	$11.81	Publix
139	Newnan, GA	Newnan Pavilion	SC	Fee (3)	2013	2007		15.0%	469	$3,404	$7.88	Academy Sports, Home Depot, Kohl’s, OfficeMax, PetSmart, Ross Dress For Less
140	Newnan, GA	Newnan Crossing	SC	Fee	1995	2003		100.0%	223	$1,748	$7.84	Hobby Lobby, Lowe’s, Walmart (Not Owned)
141	Rome, GA	2700 Martha Berry Hwy NE Rome	SC	Fee	2012	2007		100.0%	22	$188	$8.59
142	Roswell, GA	Sandy Plains Village	SC	Fee	2013	2007		100.0%	171	$1,542	$10.11	Movie Tavern, Walmart Neighborhood Market
143	Smyrna, GA	Heritage Pavilion	SC	Fee (3)	1995	2007		15.0%	256	$3,171	$12.39	American Signature Furniture, Marshalls, PetSmart, Ross Dress For Less, T.J. Maxx
144	Snellville, GA	Presidential Commons	SC	Fee	2000	2007		100.0%	375	$4,052	$11.29	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
145	Stone Mountain, GA	Deshon Plaza	SC	Fee (3)	1994	2007		20.0%	64	$703	$10.98	Publix
146	Suwanee, GA	Johns Creek Town Center	SC	Fee	2004	2003		100.0%	293	$3,516	$12.34	Kohl’s, Michaels, PetSmart, Shoe Gallery, Staples, Stein Mart
147	Sylvania, GA	BI-LO	SC	Fee	2002	2007		100.0%	36	$378	$10.50	BI-LO
148	Tucker, GA	Cofer Crossing	SC	Fee (3)	2003	2003		20.0%	138	$1,090	$8.05	HomeGoods, Kroger, Walmart (Not Owned)
149	Warner Robins, GA	Warner Robins Place	SC	Fee	1997	2003		100.0%	119	$1,448	$12.33	Lowe’s (Not Owned), Staples, T.J. Maxx, Walmart (Not Owned)
150	Woodstock, GA	Woodstock Place	SC	GL	1995	2003		100.0%	171	$280	$9.91
151	Woodstock, GA	Woodstock Square	SC	Fee (3)	2001	2007		15.0%	219	$3,076	$14.05	Kohl’s, OfficeMax, Old Navy, Target (Not Owned)
	Idaho
152	Meridian, ID	Meridian Crossroads	SC	Fee	2004	1	*	100.0%	528	$5,976	$13.75	Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress For Less, Shopko, Sportsman’s Warehouse, Walmart (Not Owned)
153	Nampa, ID	Nampa Gateway Center	SC	Fee	2008	1	*	100.0%	469	$1,411	$4.85	Edwards Theatre, Idaho Athletic Club, JCPenney, Macy’s, Sports Authority
	Illinois
154	Deer Park, IL	Deer Park Town Center	LC	Fee (3)	2004	1	*	25.8%	359	$9,916	$28.80	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
155	McHenry, IL	The Shops at Fox River	SC	Fee	2006	1	*	100.0%	341	$4,257	$13.36	Bed Bath & Beyond, Best Buy, Dick’s Sporting Goods, JCPenney (Not Owned), PetSmart, Ross Dress For Less, T.J. Maxx

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
156	Orland Park, IL	Home Depot Center	SC	Fee	1993	2004		100.0%	150	$1,534	$11.02	Home Depot
157	Roscoe, IL	Hilander Village	SC	Fee (3)	1994	2007		20.0%	126	$980	$9.01	Schnucks
158	Schaumburg, IL	Woodfield Village Green	SC	Fee	2002	1995		100.0%	509	$7,886	$17.11	Bloomingdale’s The Outlet Store, Container Store, Costco (Not Owned), hhgregg, HomeGoods, Marshalls, Michaels, Nordstrom Rack, Off 5th, PetSmart
159	Skokie, IL	Village Crossing	SC	Fee (3)	1989	2007		15.0%	451	$7,714	$19.75	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Michaels, OfficeMax, PetSmart
160	Tinley Park, IL	Brookside Marketplace	SC	Fee	2013	2012		100.0%	305	$4,232	$14.26	Best Buy, Dick’s Sporting Goods, HomeGoods, Kohl’s (Not Owned), Michaels, PetSmart, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
	Indiana
161	Bedford, IN	Town Fair Center	SC	Fee	1997	2	*	100.0%	223	$1,225	$5.77	Dunham’s, Goody’s, JCPenney, Kmart
162	Evansville, IN	East Lloyd Commons	SC	Fee	2005	2007		100.0%	160	$2,254	$14.12	Best Buy, Gordman’s, Michaels
163	Highland, IN	Highland Grove Shopping Center	SC	Fee (3)	2001	2007		20.0%	312	$4,034	$13.11	Hibb (Not Owned), Kohl’s, Marshalls, Michaels, OfficeMax, Target (Not Owned)
164	Indianapolis, IN	Glenlake Plaza	SC	Fee (3)	1980	2007		20.0%	103	$798	$8.94	Kroger
165	South Bend, IN	Broadmoor Plaza	SC	Fee (3)	1987	2007		20.0%	115	$1,118	$11.59	Kroger

	Iowa
166	Cedar Rapids, IA	Northland Square	SC	Fee	1984	1998		100.0%	187	$2,020	$10.80	Barnes & Noble, Kohl’s, OfficeMax, T.J. Maxx

	Kansas
167	Merriam, KS	Merriam Town Center	SC	Fee	2004	1	*	100.0%	351	$4,356	$12.73	Cinemark, Dick’s Sporting Goods, Hen House, Home Depot (Not Owned), Marshalls, OfficeMax, PetSmart
168	Overland Park, KS	Overland Pointe Marketplace	SC	Fee	2004	2003		100.0%	80	$742	$10.57	Babies “R” Us, Home Depot (Not Owned), Party City (Not Owned), Sam’s Club (Not Owned)
	Kentucky
169	Louisville, KY	Outer Loop Plaza	SC	Fee	1998	2004		100.0%	121	$664	$5.85	B & D Vendors, Valu Market

	Maine
170	Brunswick, ME	Cook’s Corner	SC	GL	1965	1997		100.0%	306	$2,167	$8.08	Big Lots, Regal Cinemas, Sears, T.J. Maxx

	Maryland
171	Bowie, MD	Duvall Village	SC	Fee	1998	2007		100.0%	88	$553	$22.99
172	Glen Burnie, MD	Harundale Plaza	SC	Fee (3)	1999	2007		20.0%	218	$1,620	$10.53	Burlington Coat Factory, HomeGoods
173	Hagerstown, MD	Valley Park Commons	SC	Fee	2006	2007		100.0%	90	$1,114	$12.40	Hobby Lobby, Lowe’s (Not Owned), Martin’s Food Store (Not Owned), Sam’s Club (Not Owned)
174	Salisbury, MD	The Commons	SC	Fee	1999	1	*	100.0%	130	$1,803	$14.34	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
175	Upper Marlboro, MD	Largo Town Center	SC	Fee (3)	1991	2007		20.0%	277	$4,048	$15.05	Marshalls, Regency Furniture, Shoppers Food Warehouse
176	White Marsh, MD	Costco Plaza	SC	Fee (3)	1992	2007		15.0%	210	$1,507	$7.18	Big Lots, Costco, Home Depot (Not Owned), Pep Boys, PetSmart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
	Massachusetts
177	Everett, MA	Gateway Center	SC	Fee	2001	1	*	100.0%	354	$5,241	$14.81	Babies “R” Us, Bed Bath & Beyond, Costco (Not Owned), Home Depot, Michaels, OfficeMax, Old Navy, Target (Not Owned)
178	Framingham, MA	Shoppers World	SC	Fee	1994	1995		100.0%	778	$15,181	$20.56	A.C. Moore, AMC Theatres, Babies “R” Us, Barnes & Noble, Best Buy, Bob’s Stores, DSW, Kohl’s, Macy’s, Marshalls, Nordstrom Rack, PetSmart, Sports Authority, T.J. Maxx, Toys “R” Us
179	West Springfield, MA	Riverdale Shops	SC	Fee (3)	2003	2007		20.0%	273	$3,552	$13.61	Kohl’s, Stop & Shop
180	Worcester, MA	Worcester Plaza	SC	Fee	1998	2007		100.0%	108	$—	$—

	Michigan
181	Grand Rapids, MI	Green Ridge Square	SC	Fee	1995	1995		100.0%	216	$2,595	$12.40	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys “R” Us (Not Owned)
182	Grandville, MI	Grandville Marketplace	SC	Fee	2003	2003		100.0%	215	$2,058	$10.36	Gander Mountain, Hobby Lobby, Lowe’s (Not Owned), OfficeMax
183	Howell, MI	Grand River Plaza	SC	Fee	1991	1993		100.0%	221	$1,074	$6.49	Big Lots, Dunham’s, Elder-Beerman, T.J. Maxx
184	Lansing, MI	The Marketplace at Delta Township	SC	Fee	2013	2003		100.0%	170	$2,089	$12.86	Gander Mountain, Lowe’s (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
185	Milan, MI	Milan Plaza	SC	Fee (3)	1955	2007		20.0%	66	$263	$4.68	Kroger
186	Mt. Pleasant, MI	Indian Hills Plaza	SC	Fee	2012	2	*	100.0%	204	$1,663	$9.28	Dick’s Sporting Goods, Jo-Ann, Kroger, T.J. Maxx
187	Sault St. Marie, MI	Cascade Crossing	SC	Fee	1998	1994		100.0%	276	$1,499	$7.50	Dunham’s, Glen’s Market, JCPenney, T.J. Maxx
188	Westland, MI	Walgreens	SC	Fee	2005	2007		100.0%	14	$285	$20.50

	Minnesota
189	Coon Rapids, MN	Riverdale Village	SC	Fee	2003	1	*	100.0%	779	$9,563	$12.72	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick’s Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl’s, Old Navy, Sears, T.J. Maxx
190	Maple Grove, MN	Maple Grove Crossing	SC	Fee	2002	1996		100.0%	266	$2,682	$11.76	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl’s, Michaels
191	St. Paul, MN	Midway Marketplace	SC	Fee	1995	1997		100.0%	324	$2,613	$8.16	Cub Foods, Herberger’s (Not Owned), LA Fitness, T.J. Maxx, Walmart
	Mississippi
192	Gulfport, MS	Crossroads Center	SC	GL	1999	2003		100.0%	547	$5,795	$10.66	Academy Sports, Barnes & Noble, Bed Bath & Beyond, Belk, Burke’s Outlet, Cinemark, Michaels, Office Depot, Ross Dress For Less, T.J. Maxx
193	Jackson, MS	The Junction	SC	Fee	1996	2003		100.0%	108	$1,082	$11.20	Home Depot (Not Owned), Office Depot, PetSmart, Target (Not Owned)
194	Oxford, MS	Oxford Place	SC	Fee (3)	2000	2003		20.0%	72	$364	$5.07	Kroger
195	Starkville, MS	Starkville Crossings	SC	Fee	2004	1994		100.0%	134	$868	$6.94	JCPenney, Kroger, Lowe’s (Not Owned)
196	Tupelo, MS	Big Oaks Crossing	SC	Fee	1992	1994		100.0%	348	$1,964	$5.90	Jo-Ann, Sam’s Club, Walmart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants

	Missouri
197	Arnold, MO	Jefferson County Plaza	SC	Fee	2002	1	*	100.0%	42	$133	$11.32	Home Depot (Not Owned), Target (Not Owned), Xist Fitness
198	Brentwood, MO	The Promenade at Brentwood	SC	Fee	1998	1998		100.0%	337	$4,800	$14.25	Bed Bath & Beyond, Micro Center, PetSmart, Target
199	Des Peres, MO	Olympic Oaks Village	SC	Fee	1985	1998		100.0%	91	$1,403	$21.30	T.J. Maxx
200	Fenton, MO	Fenton Plaza	SC	Fee	1997	1*, 2	*	100.0%	100	$872	$10.89	Aldi
201	Independence, MO	Independence Commons	SC	Fee	1999	1995		100.0%	386	$4,915	$12.96	AMC Theatres, Barnes & Noble, Best Buy, Kohl’s, Marshalls, Ross Dress For Less, Shoe Carnival
202	Springfield, MO	Morris Corners	SC	GL	1989	1998		100.0%	56	$649	$11.58	Toys “R” Us
203	St. John, MO	St. John Crossings	SC	Fee	2003	2003		100.0%	94	$1,160	$12.31	Shop ‘N Save
204	St. Louis, MO	Southtown Centre	SC	Fee	2012	1998		100.0%	88	$1,231	$15.93	OfficeMax
205	Sunset Hills, MO	The Plaza & Shoppes at Sunset Hills	SC	Fee	1997	1998		100.0%	454	$6,141	$13.53	Bed Bath & Beyond, Home Depot, Marshalls, PetSmart, Ross Dress For Less, Stein Mart, Toys “R” Us
	Nevada
206	Reno, NV	Reno Riverside	SC	Fee	2000	2000		100.0%	52	$736	$14.32	Century Theatre

	New Jersey
207	East Hanover, NJ	East Hanover Plaza	SC	Fee	1994	2007		100.0%	98	$1,744	$17.89	Costco (Not Owned), HomeGoods, Sports Authority, Target (Not Owned)
208	Edgewater, NJ	Edgewater Towne Center	LC	Fee	2000	2007		100.0%	78	$1,888	$24.38	Whole Foods
209	Freehold, NJ	Freehold Marketplace	SC	Fee	2005	1	*	100.0%	21	$620	$29.89	Sam’s Club (Not Owned), Walmart (Not Owned)
210	Hamilton, NJ	Hamilton Marketplace	SC	Fee	2004	2003		100.0%	532	$8,913	$16.80	Barnes & Noble, Bed Bath & Beyond, BJ’s Wholesale Club (Not Owned), Kohl’s, Lowe’s (Not Owned), Michaels, Ross Dress For Less, Shoprite, Staples, Walmart (Not Owned)
211	Lumberton, NJ	Crossroads Plaza	SC	Fee (3)	2003	2007		20.0%	90	$1,621	$18.88	Lowe’s (Not Owned), Shoprite
212	Lyndhurst, NJ	Lewandowski Commons	SC	Fee (3)	1998	2007		20.0%	78	$1,493	$22.57	Stop & Shop
213	Mays Landing, NJ	Wrangleboro Consumer Square	SC	Fee	1997	2004		100.0%	842	$10,214	$12.44	Babies “R” Us, Best Buy, BJ’s Wholesale Club, Christmas Tree Shops, Dick’s Sporting Goods, Just Cabinets, Kohl’s, Michaels, PetSmart, Staples, Target
214	Mays Landing, NJ	Hamilton Commons	SC	Fee	2001	2004		100.0%	399	$6,154	$15.99	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress For Less, Sports Authority
215	Princeton, NJ	Nassau Park Pavilion	SC	Fee	2005	1997		100.0%	598	$9,357	$16.00	Babies “R” Us, Best Buy, buybuy BABY, Dick’s Sporting Goods, Home Depot (Not Owned), HomeGoods, Kohl’s, Michaels, PetSmart, Sam’s Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegmans Food Markets
216	Union, NJ	Route 22 Retail Center	SC	Fee	1997	2007		100.0%	112	$1,690	$17.69	Babies “R” Us, Dick’s Sporting Goods, Target (Not Owned)
217	West Long Branch, NJ	Consumer Centre	SC	Fee	1993	2004		100.0%	293	$2,989	$12.38	buybuy BABY, Home Depot, PetSmart, Sports Authority
218	Woodland Park, NJ	West Falls Plaza	SC	Fee (3)	1995	2007		20.0%	89	$1,992	$22.40	A & P Company

	New York
219	Amherst, NY	Burlington Plaza	SC	GL	1998	2004		100.0%	191	$1,851	$10.94	Burlington Coat Factory, Jo-Ann
220	Amherst, NY	Tops Plaza	SC	Fee (3)	1986	2004		20.0%	146	$1,237	$8.94	Tops Markets

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
221	Batavia, NY	Batavia Commons	SC	Fee (3)	1990	2012		5.0%	49	$393	$8.97
222	Batavia, NY	BJ’s Plaza	SC	Fee (3)	1996	2012		5.0%	96	$893	$9.32	BJ’s Wholesale Club
223	Big Flats, NY	Big Flats Consumer Square	SC	Fee	2001	2004		100.0%	641	$4,854	$10.00	Barnes & Noble, Bed Bath & Beyond, Hobby Lobby, Michaels, Sam’s Club, Staples, T.J. Maxx, Tops Markets
224	Buffalo, NY	Elmwood Regal Center	SC	Fee	1997	2004		100.0%	134	$1,531	$15.14	Regal Cinemas
225	Buffalo, NY	Delaware Consumer Square	SC	GL	1995	2004		100.0%	238	$2,119	$9.16	OfficeMax, Target
226	Cheektowaga, NY	Walden Consumer Square	SC	Fee (3)	2004	2012		5.0%	253	$2,242	$8.85	Michaels, Office Depot, PriceRite Supermarket, Target
227	Cheektowaga, NY	2015 Walden Avenue	SC	Fee (3)	1994	2012		5.0%	27	$202	$30.00
228	Cheektowaga, NY	Walden Place	SC	Fee (3)	1999	2012		5.0%	68	$744	$12.21	Ollie’s Bargain Outlet
229	Cheektowaga, NY	Thruway Plaza	SC	Fee	2004	2004		100.0%	390	$2,957	$7.83	Home Depot (Not Owned), Movieland 8 Theatres, Tops Markets, Value City Furniture
230	Cheektowaga, NY	Union Road Plaza	SC	Fee	2003	2012		5.0%	171	$168	$8.75
231	Cheektowaga, NY	Union Consumer Square	SC	Fee (3)	1989	2012		5.0%	386	$3,513	$11.05	Bed Bath & Beyond, Marshalls, OfficeMax, Sam’s Club
232	Cheektowaga, NY	Tops Plaza	SC	Fee (3)	2004	2004		20.0%	151	$1,537	$11.22	Tops Markets
233	Clarence, NY	Jo-Ann Plaza	SC	Fee	1994	2004		100.0%	93	$782	$8.44	Big Lots, Jo-Ann, OfficeMax
234	Dewitt, NY	Michaels	SC	Fee	2002	2004		100.0%	38	$449	$11.68	Michaels
235	Dunkirk, NY	Rite Aid	SC	GL	2000	2007		100.0%	11	$211	$19.30
236	Gates, NY	Westgate Plaza	SC	Fee	1998	2004		100.0%	330	$3,350	$10.42	Staples, Walmart
237	Hamburg, NY	McKinley Mall Outparcels	SC	Fee	2001	2004		100.0%	99	$—	$—
238	Hamburg, NY	McKinley Milestrip Center	SC	GL	2000	2004		100.0%	246	$2,627	$12.17	Home Depot, Jo-Ann
239	Hamburg, NY	BJ’s Plaza	SC	GL	1997	2004		100.0%	176	$1,964	$11.16	BJ’s Wholesale Club, OfficeMax
240	Horseheads, NY	Southern Tier Crossing	SC	Fee	2008	1	*	100.0%	177	$2,170	$14.73	Aldi (Not Owned), Dick’s Sporting Goods, Jo-Ann, Kohl’s (Not Owned), Walmart (Not Owned)
241	Irondequoit, NY	Culver Ridge Plaza	SC	Fee (3)	1997	2004		20.0%	225	$2,398	$11.48	CW Price, Regal Cinemas
242	Ithaca, NY	Tops Plaza	SC	Fee	2003	2004		100.0%	224	$3,458	$15.46	Barnes & Noble, Michaels, Ollie’s Bargain Outlet, Tops Markets
243	Jamestown, NY	Tops Plaza	SC	Fee (3)	1997	2004		20.0%	98	$1,006	$10.89	Tops Markets
244	Leroy, NY	Tops Plaza	SC	Fee (3)	1997	2004		20.0%	63	$490	$9.06	Tops Markets
245	Lockport, NY	Tops Plaza	SC	Fee	1993	2004		100.0%	297	$2,228	$8.81	Tops Markets, Walmart
246	New Hartford, NY	Hannaford Plaza	SC	Fee	1998	2004		100.0%	111	$1,176	$12.25	Hannaford Brothers
247	Niskayuna, NY	Mohawk Commons	SC	Fee	2002	2004		100.0%	405	$4,920	$12.27	Barnes & Noble, Bed Bath & Beyond, Lowe’s, Marshalls, Price Chopper, Target (Not Owned)
248	Olean, NY	Walmart Plaza	SC	Fee	2004	2004		100.0%	353	$2,378	$6.88	BJ’s Wholesale Club, Carmike 8, Home Depot (Not Owned), Walmart
249	Ontario, NY	Tops Plaza	SC	Fee (3)	1998	2004		20.0%	77	$766	$9.94	Tops Markets
250	Orchard Park, NY	Crossroads Centre	SC	Fee (3)	2000	2004		20.0%	168	$1,781	$11.12	Lowe’s (Not Owned), Stein Mart, Tops Markets
251	Penfield, NY	Panorama Plaza	SC	Fee (3)	1994	2004		20.0%	274	$3,250	$12.54	Staples, Tops Markets, Tuesday Morning
252	Rome, NY	Freedom Plaza	SC	Fee	2006	2004		100.0%	197	$1,232	$6.76	JCPenney, Marshalls, Staples, Tops Markets
253	Tonawanda, NY	Sheridan Plaza	SC	Fee	1996	2004		100.0%	122	$617	$8.09	Best Fitness
254	Victor, NY	Victor Square	SC	Fee	2000	2004		100.0%	56	$545	$15.00
255	Warsaw, NY	Tops Plaza	SC	Fee (3)	1998	2004		20.0%	74	$512	$8.36	Tops Markets, Walmart (Not Owned)
256	West Seneca, NY	Home Depot Plaza	SC	GL	1995	2004		100.0%	139	$1,330	$10.78	Home Depot
257	Williamsville, NY	Williamsville Place	SC	Fee	2003	2004		100.0%	103	$1,173	$15.19
258	Williamsville, NY	Premier Place	SC	Fee (3)	1998	2012		5.0%	142	$1,208	$11.73	Premier Liquors, Stein Mart

	North Carolina
259	Apex, NC	Apex Promenade	SC	Fee	2009	2007		100.0%	36	$471	$13.13	hhgregg
260	Apex, NC	Beaver Creek Crossings	SC	Fee	2006	1	*	100.0%	321	$5,060	$16.04	Burke’s Outlet, Dick’s Sporting Goods, Regal Beaver Creek 12, T.J. Maxx

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
261	Asheville, NC	River Hills	SC	Fee (3)	1996	2012		5.0%	191	$2,047	$10.72	Carmike Cinemas, Dick’s Sporting Goods, Haverty’s, Kitchen & Company, Michaels, OfficeMax, Target (Not Owned)
262	Chapel Hill, NC	Meadowmont Village	SC	Fee (3)	2002	2007		20.0%	132	$2,485	$20.49	Harris Teeter
263	Charlotte, NC	Cotswold Village	SC	Fee	2013	2011		100.0%	261	$5,378	$20.97	Harris Teeter, Marshalls, PetSmart
264	Charlotte, NC	Terraces at South Park	SC	Fee	1998	2011		100.0%	29	$921	$35.16
265	Charlotte, NC	Camfield Corners	SC	Fee	1994	2007		100.0%	70	$868	$13.02	BI-LO
266	Charlotte, NC	Carolina Pavilion	SC	Fee	1997	2012		100.0%	730	$8,240	$11.57	AMC Theatres, Babies “R” Us, Bed Bath & Beyond, Big Lots, buybuy BABY, Golfsmith, hhgregg, Jo-Ann, Kohl’s, Nordstrom Rack, Old Navy, Ross Dress For Less, Sears Outlet, Sports Authority, Target (Not Owned), Value City Furniture
267	Charlotte, NC	Belgate Shopping Center	SC	Fee	2013	1	*	100.0%	176	$2,211	$13.34	Hobby Lobby, Ikea (Not Owned), Marshalls, Old Navy, PetSmart, Walmart (Not Owned), World Market
268	Clayton, NC	Clayton Corners	SC	Fee (3)	1999	2007		20.0%	126	$1,299	$11.81	Lowe’s Foods
269	Cornelius, NC	The Shops at The Fresh Market	SC	Fee	2001	2007		100.0%	130	$1,313	$10.39	Fresh Market, Stein Mart
270	Durham, NC	Patterson Place	SC	Fee (3)	2004	2007		20.0%	161	$2,247	$14.80	A.C. Moore, Bed Bath & Beyond, DSW, Home Depot (Not Owned), Kohl’s (Not Owned), Kroger (Not Owned)
271	Durham, NC	South Square	SC	Fee (3)	2005	2007		20.0%	110	$1,747	$16.24	Office Depot, Ross Dress For Less, Sam’s Club (Not Owned), Target (Not Owned)
272	Fayetteville, NC	Fayetteville Pavilion	SC	Fee (3)	2001	2007		20.0%	274	$3,228	$11.78	Christmas Tree Shops, Dick’s Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
273	Fayetteville, NC	Cross Pointe Centre	SC	Fee	2003	2003		100.0%	226	$1,967	$8.80	Bed Bath & Beyond, T.J. Maxx
274	Fuquay Varina, NC	Sexton Commons	SC	Fee (3)	2002	2007		20.0%	49	$817	$16.67	Harris Teeter
275	Greensboro, NC	Golden Gate	SC	Fee	2002	2007		100.0%	151	$923	$7.91	Food Lion, Staples
276	Greensboro, NC	Wendover Village	SC	Fee	2004	2007		100.0%	36	$895	$27.99	Costco (Not Owned)
277	Greensboro, NC	Wendover Village	SC	Fee (3)	2013	2007		20.0%	136	$1,488	$13.14	Bed Bath & Beyond, Golfsmith, T.J. Maxx
278	Huntersville, NC	Birkdale Village	LC	Fee (3)	2003	2007		15.0%	299	$6,808	$25.55	Barnes & Noble, Dick’s Sporting Goods, Regal Cinemas (Not Owned)
279	Huntersville, NC	Rosedale Shopping Center	SC	Fee (3)	2000	2007		20.0%	119	$1,902	$15.97	Harris Teeter
280	Mooresville, NC	Mooresville Consumer Square	SC	Fee	2006	2004		100.0%	472	$3,776	$8.50	Gander Mountain, Ollie’s Bargain Outlet, Walmart
281	Mooresville, NC	Winslow Bay Commons	SC	Fee (3)	2003	2007		15.0%	270	$3,676	$13.79	Dick’s Sporting Goods, HomeGoods, Michaels, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
282	New Bern, NC	Rivertowne Square	SC	Fee	1999	1*, 2	*	100.0%	69	$687	$9.98	PetSmart, Walmart (Not Owned)
283	Raleigh, NC	Capital Crossing	SC	Fee	1995	2007		100.0%	83	$813	$9.77	Garden Ridge (Not Owned), Lowe’s (Not Owned), Lowe’s Foods, PetSmart (Not Owned), Sam’s Club (Not Owned), Staples
284	Raleigh, NC	Poyner Place	SC	Fee	2012	2012		100.0%	259	$3,690	$14.65	OfficeMax, Old Navy, Pier 1 Imports, Ross Dress For Less, Shoe Carnival, Target (Not Owned), Toys “R” Us/ Babies “R” Us, World Market
285	Raleigh, NC	Alexander Place	SC	Fee (3)	2004	2007		15.0%	198	$3,038	$15.41	hhgregg, Kohl’s, Walmart (Not Owned)
286	Salisbury, NC	Alexander Pointe	SC	Fee (3)	1997	2007		20.0%	58	$663	$11.48	Harris Teeter
287	Wilmington, NC	University Centre	SC	Fee	2001	1*, 2	*	100.0%	412	$3,624	$9.70	Bed Bath & Beyond, Lowe’s, Old Navy, Ollie’s Bargain Outlet, Ross Dress For Less, Sam’s Club (Not Owned)
288	Winston Salem, NC	Walmart	SC	Fee	1998	2007		100.0%	205	$1,404	$6.85	Walmart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
289	Winston Salem, NC	Harper Hill Commons	SC	Fee (3)	2004	2007		20.0%	97	$892	$11.33	Harris Teeter
290	Winston Salem, NC	Shops at Oliver Crossing	SC	Fee (3)	2003	2007		20.0%	77	$899	$12.89	Lowe’s Foods

	Ohio
291	Alliance, OH	Walmart	SC	Fee	1998	2007		100.0%	200	$1,190	$5.95	Walmart
292	Ashtabula, OH	Ashtabula Commons	SC	Fee	2000	2004		100.0%	58	$62	$6.00
293	Aurora, OH	Barrington Town Center	SC	Fee	2004	1	*	100.0%	113	$1,254	$11.60	Cinemark, Heinen’s (Not Owned)
294	Boardman, OH	Southland Crossings	SC	Fee	1997	1	*	100.0%	512	$3,994	$8.04	Babies “R” Us, DSW, Giant Eagle, Lowe’s, Pat Catan’s, PetSmart, Staples, Walmart
295	Chillicothe, OH	Chillicothe Place	SC	GL (3)	1998	1*, 2	*	20.0%	106	$1,137	$10.70	Big Lots (Not Owned), Hobby Lobby (Not Owned), Kroger, OfficeMax
296	Chillicothe, OH	Chillicothe Place (Lowe’s)	SC	Fee	1998	1981		100.0%	130	$822	$6.30	Lowe’s
297	Cincinnati, OH	Kroger	SC	Fee	1998	2007		100.0%	57	$556	$9.83	Kroger
298	Cincinnati, OH	Sycamore Crossing & Sycamore Plaza	LC	Fee (3)	2008	2013		5.0%	391	$5,866	$17.32	Dick’s Sporting Goods, Fresh Market, Macy’s Furniture Gallery, Old Navy, Toys “R” Us
299	Cleveland, OH	Kmart Plaza	SC	Fee (3)	1982	2008		25.3%	106	$710	$7.30	Kmart
300	Columbus, OH	Polaris Towne Center	SC	Fee	1999	2011		100.0%	443	$6,455	$15.00	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe’s (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
301	Columbus, OH	Lennox Town Center	SC	Fee (3)	1997	1998		50.0%	353	$4,012	$11.37	AMC Theatres, Barnes & Noble, Staples, Target
302	Columbus, OH	Hilliard Rome Commons	SC	Fee (3)	2001	2007		20.0%	111	$1,523	$13.99	Giant Eagle
303	Columbus, OH	Sun Center	SC	Fee (3)	1995	1998		79.5%	316	$4,048	$12.87	Ashley Furniture Homestore, Babies “R” Us, Michaels, Staples, Stein Mart, Whole Foods
304	Columbus, OH	Easton Market	SC	Fee	2013	1998		100.0%	502	$7,275	$14.49	Bed Bath & Beyond, buybuy BABY, Dick’s Sporting Goods, DSW, Golfsmith, Kittle’s Home Furnishings, Michaels, Nordstrom Rack, PetSmart, Staples, T.J. Maxx
305	Dublin, OH	Perimeter Center	SC	Fee	1996	1998		100.0%	136	$1,996	$14.63	Giant Eagle
306	Grove City, OH	Derby Square	SC	Fee (3)	1992	1998		20.0%	125	$1,183	$9.93	Giant Eagle
307	Hamilton, OH	Indian Springs Market Center	LC	Fee (3)	2006	2013		5.0%	146	$772	$5.28	hhgregg, Kohl’s, Office Depot, Walmart (Not Owned)
308	Huber Heights, OH	North Heights Plaza	SC	Fee	1990	1993		100.0%	183	$1,930	$11.46	Big Lots, Dick’s Sporting Goods, hhgregg
309	Macedonia, OH	Macedonia Commons	SC	Fee	1994	1994		100.0%	312	$4,156	$13.55	Cinemark, Home Depot (Not Owned), Kohl’s, Walmart (Not Owned)
310	North Canton, OH	Belden Park Crossings	SC	Fee	2003	1	*	100.0%	478	$5,572	$12.01	Dick’s Sporting Goods, DSW, hhgregg, Jo-Ann, Kohl’s, PetSmart, Target (Not Owned), Value City Furniture
311	North Olmsted, OH	Great Northern Plaza	SC	Fee	2013	1997		100.0%	631	$8,142	$13.27	Bed Bath & Beyond, Best Buy, Big Lots, Burlington Coat Factory, DSW, Home Depot, Jo-Ann, K & G Menswear, Marc’s, PetSmart
312	Solon, OH	Sears Solon	SC	Fee (3)	1977	2008		25.3%	84	$300	$3.56	Marc’s (Not Owned), Sears Grand
313	Solon, OH	Uptown Solon	SC	Fee	1998	1	*	100.0%	182	$3,159	$17.47	Bed Bath & Beyond, Mustard Seed Market & Cafe
314	Stow, OH	Stow Community Center	SC	Fee	2008	1	*	100.0%	396	$4,284	$11.06	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl’s, OfficeMax, Target (Not Owned)
315	Toledo, OH	North Towne Commons (Dick’s)	SC	Fee	1995	2004		100.0%	80	$501	$6.25	Dick’s Sporting Goods, Dollar Tree (Not Owned), Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
316	Toledo, OH	Springfield Commons	SC	Fee (3)	1999	1	*	20.0%	272	$2,868	$10.84	Babies “R” Us, Bed Bath & Beyond, Gander Mountain, Kohl’s, Old Navy

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
317	Westlake, OH	West Bay Plaza	SC	Fee	2000	1*, 2	*	100.0%	162	$1,434	$8.84	Kmart, Marc’s
318	Willoughby Hills, OH	Shoppes at Willoughby Hills	SC	Fee (3)	1985	2007		15.0%	382	$2,434	$9.31	Giant Eagle, Marc’s (Not Owned), National College, OfficeMax
319	Zanesville, OH	Kmart Shopping Center	SC	Fee (3)	1973	2008		25.3%	84	$223	$2.65	Kmart

	Oklahoma
320	Enid, OK	Kmart Plaza	SC	Fee (3)	1983	2008		25.3%	84	$198	$2.36	Kmart, United Supermarket of Oklahoma (Not Owned)
	Oregon
321	Portland, OR	Tanasbourne Town Center	SC	Fee	2001	1996		100.0%	310	$5,652	$18.57	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress For Less, Sports Authority (Not Owned), Target (Not Owned)
	Pennsylvania
322	Allentown, PA	West Valley Marketplace	SC	Fee	2004	2003		100.0%	259	$2,679	$10.68	Walmart
323	Erie, PA	Rite Aid	SC	GL	2000	2007		100.0%	11	$355	$32.52
324	Erie, PA	Erie Marketplace	SC	Fee (3)	2003	2012		5.0%	113	$1,179	$10.57	Babies “R” Us, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Target (Not Owned)
325	Erie, PA	Peach Street Square	SC	GL	2012	1	*	100.0%	575	$5,135	$9.00	Burlington Coat Factory, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl’s, Lowe’s, PetSmart
326	King Of Prussia, PA	Overlook at King of Prussia	SC	Fee (3)	2002	2007		15.0%	187	$5,170	$27.65	Best Buy, Nordstrom Rack, United Artists Theatre
327	Mechanicsburg, PA	Silver Springs Square	LC	Fee (3)	2001	2013		5.0%	343	$5,920	$17.28	Bed Bath & Beyond, Best Buy, Ross Dress For Less, Target (Not Owned), Wegmans Food Markets
328	Monaca, PA	Township Marketplace	SC	Fee	2004	2003		100.0%	299	$3,070	$10.62	Cinemark, Lowe’s, Michaels, Party City
329	Pottstown, PA	Kmart Shopping Center	SC	Fee (3)	1973	2008		25.3%	84	$275	$3.27	Kmart
330	Willow Grove, PA	Kmart Shopping Center	SC	Fee (3)	1973	2008		25.3%	95	$341	$3.61	Kmart

	Puerto Rico
331	Arecibo, PR	Plaza Del Atlantico	MM	Fee	1993	2005		100.0%	224	$2,782	$13.75	Anna’s Linens, Capri Del Atlantico, Kmart
332	Bayamon, PR	Rexville Plaza	SC	Fee	2012	2005		100.0%	131	$1,822	$15.65	Anna’s Linens, Marshalls, Tiendas Capri
333	Bayamon, PR	Plaza Rio Hondo	MM	Fee	2006	2005		100.0%	554	$14,376	$26.89	Best Buy, Caribbean Cinemas, Kmart, Marshalls, Pueblo, T.J. Maxx
334	Bayamon, PR	Plaza Del Sol	MM	Fee	2004	2005		100.0%	572	$16,859	$31.98	Bed Bath & Beyond, Caribbean Cinemas, Home Depot (Not Owned), Old Navy, Walmart
335	Carolina, PR	Plaza Escorial	SC	Fee	1997	2005		100.0%	524	$8,331	$15.95	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam’s Club, Walmart
336	Cayey, PR	Plaza Cayey	SC	Fee	2004	2005		100.0%	314	$2,940	$9.89	Caribbean Cinemas (Not Owned), Walmart
337	Fajardo, PR	Plaza Fajardo	SC	Fee	2013	2005		100.0%	274	$4,830	$18.14	Econo, Walmart
338	Guayama, PR	Plaza Wal-Mart	SC	Fee	1994	2005		100.0%	164	$1,519	$10.41	Walmart
339	Hatillo, PR	Plaza Del Norte	MM	Fee	2012	2005		100.0%	683	$12,141	$18.55	JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys “R” Us, Walmart
340	Humacao, PR	Plaza Palma Real	SC	Fee	1995	2005		100.0%	449	$7,667	$17.35	Capri, JCPenney, Marshalls, OfficeMax, Pep Boys, Walmart
341	Isabela, PR	Plaza Isabela	SC	Fee	1994	2005		100.0%	259	$4,158	$16.13	Selectos Supermarket, Walmart

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
342	Rio Piedras, PR	Senorial Plaza	MM	Fee	2010	2005		100.0%	202	$2,844	$15.09	Kmart, Pueblo
343	San German, PR	Plaza Del Oeste	SC	Fee	1991	2005		100.0%	185	$2,533	$14.00	Econo, Kmart
344	San German, PR	Camino Real	SC	Fee	1991	2005		100.0%	49	$392	$7.98	Pep Boys
345	Vega Baja, PR	Plaza Vega Baja	SC	Fee	1990	2005		100.0%	185	$1,874	$10.37	Econo, Kmart

	Rhode Island
346	Middletown, RI	Middletown Village	SC	Fee	2003	2007		100.0%	99	$1,118	$11.53	Barnes & Noble, Michaels, Sports Authority
347	Warwick, RI	Warwick Center	SC	Fee (3)	2004	2007		15.0%	153	$2,280	$18.67	Barnes & Noble, Dick’s Sporting Goods, DSW

	South Carolina
348	Boiling Springs, SC	Northpoint Marketplace	SC	Fee	2001	2007		100.0%	102	$630	$7.72	Ingles
349	Camden, SC	Springdale Plaza	SC	Fee	2000	1993		100.0%	179	$1,163	$7.39	Belk, Walmart (Not Owned)
350	Charleston, SC	Ashley Crossing	SC	Fee	2011	2003		100.0%	188	$1,691	$9.12	Anna’s Linens, Food Lion, Jo-Ann, Kohl’s, Marshalls
351	Columbia, SC	Columbiana Station	SC	Fee (3)	2003	2007		15.0%	375	$5,132	$14.43	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick’s Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
352	Columbia, SC	Harbison Court	SC	Fee	1991	2002		100.0%	241	$2,964	$13.01	Anna’s Linens, Babies “R” Us (Not Owned), Barnes & Noble, Golfsmith, Marshalls, Ross Dress For Less
353	Greenville, SC	The Point	SC	Fee (3)	2005	2007		20.0%	104	$1,739	$16.66	REI, Whole Foods
354	Greenville, SC	Walmart	SC	Fee	1998	2007		100.0%	200	$1,273	$6.36	Walmart
355	Greenville, SC	3679 Augusta Road	SC	Fee	2001	2007		100.0%	11	$98	$9.00
356	Lexington, SC	Lexington Place	SC	Fee	2003	2007		100.0%	83	$936	$11.26	Kohl’s (Not Owned), Publix (Not Owned), Ross Dress For Less, T.J. Maxx
357	Mount Pleasant, SC	Wando Crossing	SC	Fee	2000	1995		100.0%	210	$2,476	$12.26	Marshalls, Office Depot, T.J. Maxx, Walmart (Not Owned)
358	Myrtle Beach, SC	The Plaza at Carolina Forest	SC	Fee (3)	1999	2007		20.0%	140	$1,538	$12.51	Kroger
359	North Charleston, SC	North Charleston Center	SC	Fee	1993	2004		100.0%	236	$1,544	$7.47	dd’s Discounts, Home Decor Liquidators, Northern Tool
360	North Charleston, SC	North Pointe Plaza	SC	Fee	2001	2	*	100.0%	325	$2,093	$7.17	A.C. Moore, OfficeMax, Walmart
361	Simpsonville, SC	Fairview Station	SC	Fee	1990	1994		100.0%	142	$725	$5.62	Ingles, Kohl’s
362	Taylors, SC	Hampton Point	SC	Fee	1993	2007		100.0%	58	$461	$8.19	BI-LO
363	Taylors, SC	North Hampton Market	SC	Fee (3)	2004	2007		20.0%	115	$1,315	$11.77	Hobby Lobby, Target (Not Owned)

	Tennessee
364	Brentwood, TN	Cool Springs Pointe	SC	Fee	2004	2000		100.0%	198	$2,358	$12.73	Best Buy, DSW, Ross Dress For Less
365	Chattanooga, TN	Overlook at Hamilton Place	SC	Fee	2004	2003		100.0%	213	$2,120	$10.08	Best Buy, Fresh Market, Hobby Lobby
366	Goodlettsville, TN	Northcreek Commons	SC	Fee (3)	1987	2003		20.0%	84	$604	$8.70	Kroger
367	Hendersonville, TN	Lowe’s Home Improvement	SC	Fee	1999	2003		100.0%	129	$1,140	$8.83	Lowe’s
368	Jackson, TN	West Towne Commons	SC	Fee (3)	1992	2007		20.0%	63	$542	$9.06	Kroger
369	Johnson City, TN	Johnson City Marketplace	SC	GL	2005	2003		100.0%	100	$438	$4.74	Kohl’s, Lowe’s (Not Owned)
370	Knoxville, TN	Pavilion of Turkey Creek	SC	Fee (3)	2001	2007		15.0%	280	$3,681	$13.79	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress For Less, Target (Not Owned), Walmart (Not Owned)
371	Knoxville, TN	Town and Country Commons	SC	GL (3)	1997	2007		15.0%	645	$6,085	$10.26	Best Buy, Burke’s Outlet, Carmike Cinemas, Dick’s Sporting Goods, Food City, Jo-Ann, Lowe’s, Staples, Tuesday Morning
372	Memphis, TN	American Way	SC	Fee (3)	1988	2007		20.0%	110	$729	$7.97	Kroger
373	Morristown, TN	Crossroads Square	SC	Fee (3)	2004	2007		20.0%	70	$658	$9.39	OfficeMax (Not Owned), T.J. Maxx

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
374	Murfreesboro, TN	Towne Centre	SC	Fee (3)	1998	2012		5.0%	108	$1,065	$11.22	Jo-Ann, Lowe’s (Not Owned), T.J. Maxx, Target (Not Owned), Toys “R” Us (Not Owned)
375	Nashville, TN	Willowbrook Commons	SC	Fee (3)	2005	2007		20.0%	94	$605	$7.95	Kroger
376	Nashville, TN	Bellevue Place	SC	Fee (3)	2003	2007		15.0%	77	$857	$12.13	Bed Bath & Beyond, Home Depot (Not Owned), Michaels
377	Oakland, TN	Oakland Market Place	SC	Fee (3)	2004	2007		20.0%	65	$397	$6.73	Kroger

	Texas
378	Frisco, TX	Frisco Marketplace	SC	Fee	2003	2003		100.0%	108	$610	$6.14	Kohl’s
379	Highland Village, TX	The Marketplace at Highland Village	SC	Fee	2007	2013		100.0%	203	$3,027	$16.40	LA Fitness, Office Depot, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
380	Houston, TX	Lowe’s Home Improvement	SC	Fee	1998	2007		100.0%	132	$917	$6.97	Lowe’s
381	Irving, TX	MacArthur Marketplace	SC	Fee	2004	2003		100.0%	249	$2,260	$9.08	Hollywood Theaters, Kohl’s, Sam’s Club (Not Owned), Walmart (Not Owned)
382	Kyle, TX	Kyle Crossing	SC	Fee	2010	1	*	50.0%	103	$1,599	$16.54	Kohl’s (Not Owned), Ross Dress For Less, Target (Not Owned)
383	McKinney, TX	McKinney Marketplace	SC	Fee	2000	2003		100.0%	119	$1,180	$10.33	Albertson’s (Not Owned), Kohl’s
384	Mesquite, TX	The Marketplace at Towne Center	SC	Fee	2001	2003		100.0%	173	$2,605	$15.54	Cavender’s Boot City (Not Owned), Home Depot (Not Owned), Kohl’s (Not Owned), Michaels, PetSmart, Ross Dress For Less
385	Pasadena, TX	Kroger Junction	SC	Fee (3)	1984	2007		20.0%	81	$459	$7.25	Kroger
386	San Antonio, TX	Terrell Plaza	SC	Fee	2012	2007		50.0%	108	$1,776	$18.36	Ross Dress For Less, Target (Not Owned)
387	San Antonio, TX	Village at Stone Oak	SC	Fee	2007	1	*	100.0%	211	$4,770	$28.07	Alamo Drafthouse Cinema
388	San Antonio, TX	Village at Stone Oak	SC	Fee	2007	1	*	100.0%	236	$2,831	$14.94	Hobby Lobby, HomeGoods, Target (Not Owned)
389	San Antonio, TX	Bandera Pointe	SC	Fee	2002	1	*	100.0%	501	$5,516	$12.23	Anna’s Linens, Barnes & Noble, Conn’s (Not Owned), Gold’s Gym, Jo-Ann, Kohl’s (Not Owned), Lowe’s, Old Navy, Ross Dress For Less, T.J. Maxx, Target (Not Owned)
	Utah
390	Midvale, UT	The Family Center at Fort Union	SC	Fee	2013	1998		100.0%	682	$9,634	$14.53	Babies “R” Us, Bed Bath & Beyond, Dick’s Sporting Goods, Gordmans, Michaels, OfficeMax, Ross Dress For Less, Smith’s Food & Drug, Walmart
391	Orem, UT	The Family Center at Orem	SC	Fee	2012	1998		100.0%	151	$1,448	$12.38	Babies “R” Us, Dick’s Sporting Goods, Jo-Ann, R.C. Willey (Not Owned), Toys “R” Us (Not Owned)
392	Riverdale, UT	The Family Center at Riverdale	SC	Fee	2012	1	*	100.0%	652	$5,072	$9.99	Best Buy, Gordmans, Home Depot (Not Owned), Jo-Ann, OfficeMax, Sam’s Club (Not Owned), Sports Authority, Sportsman’s Warehouse, Target, Walmart (Not Owned)
393	Taylorsville, UT	The Family Center at Taylorsville	SC	Fee	2003	1998		100.0%	786	$6,030	$12.42	24 Hour Fitness, Bed Bath & Beyond, F.Y.E., Harmons (Not Owned), Jo-Ann, PetSmart, Ross Dress For Less, Shopko, Sports Authority
	Virginia
394	Chester, VA	Bermuda Square	SC	Fee	1978	2003		100.0%	131	$1,618	$15.09	Martin’s Food Store
395	Dumfries, VA	Fortuna Center Plaza	LC	Fee (3)	2006	2013		5.0%	105	$1,613	$15.40	Shoppers Food Warehouse, Target (Not Owned)

	Location	Center/Property	Type Of Property(1)	Ownership Interest	Year Developed/ Redeveloped	Year Acquired		DDR Ownership Interest	Owned GLA (000’s)	Total Annualized Base Rent (000’s)	Average Base Rent (Per SF)(2)	Key Tenants
396	Fairfax, VA	Fairfax Towne Center	SC	Fee	1994	1995		100.0%	253	$4,837	$19.09	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
397	Glen Allen, VA	Creeks at Virginia Center	SC	Fee (3)	2002	2007		15.0%	266	$3,849	$14.82	Barnes & Noble, Bed Bath & Beyond, Dick’s Sporting Goods, Michaels, Ross Dress For Less
398	Midlothian, VA	Commonwealth Center	SC	Fee	2002	2007		100.0%	165	$2,502	$15.14	Barnes & Noble, Michaels, Stein Mart
399	Midlothian, VA	Chesterfield Crossing	SC	Fee	2000	2007		100.0%	92	$1,332	$14.41	A.C. Moore, Home Depot (Not Owned), Walmart (Not Owned)
400	Newport News, VA	Jefferson Plaza	SC	Fee	1999	2007		100.0%	47	$768	$16.35	Costco (Not Owned), Fresh Market
401	Newport News, VA	Denbigh Village	SC	Fee	2006	2007		100.0%	341	$2,024	$7.59	Burlington Coat Factory
402	Richmond, VA	Downtown Short Pump	SC	Fee	2000	2007		100.0%	126	$2,364	$20.30	Barnes & Noble, Regal Cinemas
403	Springfield, VA	Loisdale Center	SC	Fee	1999	2007		100.0%	120	$2,292	$19.05	Barnes & Noble, Bed Bath & Beyond, DSW, hhgregg
404	Springfield, VA	Spring Mall Center	SC	Fee	2001	2007		100.0%	57	$1,058	$18.72	Michaels, The Tile Shop
405	Sterling, VA	Park Place at Cascades Marketplace	SC	Fee	1998	2007		100.0%	102	$1,594	$15.69	Sports Authority, Staples
406	Virginia Beach, VA	Kroger Plaza	SC	Fee (3)	1997	2007		20.0%	63	$241	$3.81	Kroger
407	Waynesboro, VA	Waynesboro Commons	SC	Fee (3)	1993	2007		20.0%	52	$421	$8.62	Kroger
408	Winchester, VA	Apple Blossom Corners	SC	Fee (3)	1997	2	*	20.0%	243	$2,258	$10.79	Books-A-Million, HomeGoods, Kohl’s, Martin’s Food Store
	Washington
409	Olympia, WA	Big Lots	SC	Fee	1998	2007		100.0%	36	$268	$7.50	Big Lots
410	Vancouver, WA	Orchards Market Center	LC	Fee (3)	2005	2013		5.0%	178	$2,660	$15.35	Jo-Ann, LA Fitness, Office Depot, Sportsman’s Warehouse
	West Virginia
411	Morgantown, WV	Pierpont Centre	SC	Fee	2000	2007		100.0%	122	$1,303	$10.66	Lowe’s (Not Owned), Michaels, Shop ‘N Save

	Wisconsin
412	Brookfield, WI	Shoppers World of Brookfield	SC	Fee	1967	2013		100.0%	183	$1,431	$7.94	Burlington Coat Factory, OfficeMax, Pick ‘N Save (Not Owned), T.J. Maxx, Xperience Fitness
413	Brown Deer, WI	Marketplace of Brown Deer	SC	Fee	1989	2003		100.0%	405	$3,431	$8.54	Anna’s Linens, Burlington Coat Factory, hhgregg, Kohl’s, Michaels, OfficeMax, Old Navy, Pick ‘N Save, T.J. Maxx
414	Milwaukee, WI	Point Loomis	SC	Fee	1962	2003		100.0%	161	$770	$4.80	Kohl’s, Pick ‘N Save
415	Racine, WI	Village Center	SC	Fee (3)	2003	2007		20.0%	228	$2,309	$10.62	Kohl’s
416	West Allis, WI	West Allis Center	SC	Fee	1968	2003		100.0%	260	$1,563	$6.01	Kohl’s, Marshalls/HomeGoods, Menards (Not Owned), Pick ‘N Save

1*	Property Developed by the Company.
2*	Original IPO Property.
(1)	“SC” indicates a power center or a shopping center, “LC” indicates a lifestyle center and “MM” indicates an enclosed mall.
(2)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2013. Rents for assets in Brazil are paid in BRL and translated to USD at a rate of 2.13.
(3)

One of the 161 properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $3.3 billion (of which the Company’s proportionate share is $630.1 million) as of December 31, 2013, and which is not reflected in the consolidated indebtedness.

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

Item 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company
Daniel B. Hurwitz	49	Chief Executive Officer
David J. Oakes	35	President and Chief Financial Officer
Paul W. Freddo	58	Senior Executive Vice President of Leasing and Development
Christa A. Vesy	43	Executive Vice President and Chief Accounting Officer

Daniel B. Hurwitz is the Chief Executive Officer as of January 1, 2013, and has served as a director of the Company since June 2009. Mr. Hurwitz had served as President and Chief Executive Officer of the Company from January 2010 to December 2012, President and Chief Operating Officer from May 2007 to December 2009, Senior Executive Vice President and Chief Investment Officer from May 2005 to May 2007 and Executive Vice President of Leasing and Development from June 1999 to April 2005. He was previously a member of the Company’s Board of Directors from May 2002 to May 2004. Mr. Hurwitz is a member of the board of directors at General Growth Properties (NYSE: GGP) and a member of the Sonae Sierra Brasil board of directors. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Corporate Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, and served as Development Director for The Shopco Group, a New York City-based developer of regional shopping malls.

David J. Oakes was appointed President and Chief Financial Officer on January 1, 2013. Mr. Oakes had served as Senior Executive Vice President and Chief Financial Officer from February 2010 to December 2012, Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and Executive Vice President of Finance and Chief Investment Officer from May 2007 to December 2008. Mr. Oakes is a member of the board of directors of Sonae Sierra Brasil and C Wonder, a privately held retailer. Prior to joining the Company, Mr. Oakes served as Senior Vice President and Portfolio Manager at Cohen & Steers Capital Management, an investment firm, from April 2002 through March 2007. In his role, Mr. Oakes oversaw the firm’s global and international real estate securities portfolios for the oldest and largest dedicated real estate securities fund manager. Previously, Mr. Oakes worked as a Research Analyst in global investment research at Goldman Sachs, where he covered U.S. REITs.

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2013
First	$17.74	$15.53	$0.135
Second	19.54	15.60	0.135
Third	17.90	15.24	0.135
Fourth	17.32	14.89	0.135
2012
First	$15.09	$12.05	$0.12
Second	15.15	13.29	0.12
Third	15.92	14.42	0.12
Fourth	15.93	14.79	0.12

As of February 14, 2014, there were 7,560 record holders and approximately 38,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2014 dividend policy that it believes will continue to result in significant free cash flow, while still adhering to REIT payout requirements. In January 2014, the Company declared its first quarter 2014 dividend of $0.155 per common share, which represents an increase of 14.8% from the first quarter of 2013, payable on April 8, 2014, to shareholders of record at the close of business on March 13, 2014.

The Company intends to continue to declare quarterly dividends on its common shares. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. However, no assurances can be made as to the amounts of future dividends, as the decision to declare and pay dividends on the common shares in 2014, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1 — 31, 2013	2,629	$15.71	—	$—
November 1 — 30, 2013	—	—	—	—
December 1 — 31, 2013	38,686	15.37	—	—

Total	41,315	$15.39	—	$—

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Revenues	$888,788	$761,456	$713,798	$705,890	$696,918

Expenses:
Rental operations	255,353	222,979	214,578	210,456	199,681
Impairment charges	44,989	58,783	63,161	84,855	4,940
General and administrative	79,556	76,444	85,221	85,573	94,365
Depreciation and amortization	318,076	238,464	205,258	192,679	182,946

	697,974	596,670	568,218	573,563	481,932

Interest income	23,539	15,799	9,832	7,302	11,965
Interest expense	(228,869)	(213,261)	(212,839)	(199,775)	(196,406)
(Loss) gain on debt retirement, net	—	(13,495)	(89)	485	145,050
Gain (loss) on equity derivative instruments	—	—	21,926	(40,157)	(199,797)
Other income (expense), net	(6,629)	(17,826)	(4,987)	(24,048)	(28,437)

	(211,959)	(228,783)	(186,157)	(256,193)	(267,625)

Loss before earnings from equity method investments and other items	(21,145)	(63,997)	(40,577)	(123,866)	(52,639)
Equity in net income (loss) of joint ventures	6,819	35,250	13,734	5,600	(9,733)
Impairment of joint venture investments	(980)	(26,671)	(2,921)	(227)	(184,584)
Gain on change in control and sale of interests, net	19,906	78,127	25,170	—	23,865
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(2,713)	(1,143)	(1,009)	(47,927)	906

Income (loss) from continuing operations	1,887	21,566	(5,603)	(166,420)	(222,185)
Loss from discontinued operations	(11,735)	(52,758)	(20,873)	(82,619)	(190,582)

Loss before gain on disposition of real estate	(9,848)	(31,192)	(26,476)	(249,039)	(412,767)
Gain on disposition of real estate, net of tax	467	5,863	7,079	1,318	9,127

Net loss	$(9,381)	$(25,329)	$(19,397)	$(247,721)	$(403,640)

Non-controlling interests	(794)	(493)	3,543	38,363	47,047

Net loss attributable to DDR	$(10,175)	$(25,822)	$(15,854)	$(209,358)	$(356,593)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Earnings per share data — Basic:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.12)	$(0.80)	$(1.61)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)	(0.23)	(0.90)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.20)	$(1.03)	$(2.51)

Weighted-average number of common shares	326,426	291,726	270,278	244,712	158,816
Earnings per share data — Diluted:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.20)	$(0.80)	$(1.61)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)	(0.23)	(0.90)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.28)	$(1.03)	$(2.51)

Weighted-average number of common shares	326,426	291,726	271,472	244,712	158,816
Dividends declared	$0.54	$0.48	$0.22	$0.08	$0.44

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate (at cost)	$10,228,061	$8,639,111	$8,270,106	$8,411,239	$8,823,719
Real estate, net of accumulated depreciation	8,401,082	6,968,394	6,719,063	6,959,127	7,490,403
Investments in and advances to joint ventures	448,008	613,017	353,907	417,223	420,541
Total assets	9,693,073	8,055,837	7,469,425	7,768,090	8,426,606
Total debt	5,294,674	4,319,143	4,104,584	4,302,000	5,178,663
Equity	3,927,879	3,366,460	3,077,892	3,134,687	2,952,336

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$373,974	$304,196	$273,195	$278,124	$228,935
Investing activities	(897,859)	(588,430)	200,696	31,762	150,884
Financing activities	579,319	274,763	(451,854)	(317,065)	(381,348)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of December 31, 2013, the Company’s portfolio consisted of 416 shopping centers (including 173 shopping centers owned through joint ventures) in which the Company had an economic interest. These properties consist of shopping centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At December 31, 2013, the Company owned and managed more than 115 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 25 assets that the Company has a nominal interest in and has not managed since January 1, 2012. The Company also owns more than 1,300 acres of undeveloped land, including an interest in land in Canada and Russia. At December 31, 2013, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 92.2%, as compared to 91.5% at December 31, 2012. The Company owned 452 shopping centers (including 209 shopping centers owned through joint ventures) at December 31, 2012. The average annualized base rent per occupied square foot was $14.18 at December 31, 2013, as compared to $13.66 at December 31, 2012.

Current Strategy

The Company has positioned itself for growth after considerable progress in recent years recycling capital, enhancing the quality of the portfolio and improving the balance sheet. The Company issued $827.3 million of common equity in 2013 to selectively acquire prime assets (i.e., market-dominant shopping centers with high-quality tenants located in attractive markets with strong demographic profiles, which are referred to as “Prime Portfolio” or “Prime Assets”). The Company seeks to acquire Prime Assets that will improve portfolio quality, credit quality of cash flows and property-level operating results. The Company will also seek to simplify its structure by selectively acquiring its partners’ economic interest in prime power centers currently held in joint ventures. To advance these initiatives and further upgrade portfolio quality, the Company recently created a portfolio management department to identify asset-level opportunities, risks, competition and trends.

In addition to transactional activity, growth opportunities include continued lease-up of the portfolio, selective ground-up development and a redevelopment pipeline with over $500 million of identified strategic opportunities. These strategic opportunities include small shop consolidation to accommodate high credit quality national and regional tenants, as well as downsizing of junior anchors in order to enhance the merchandising mix of the assets, provide retailers with the preferred footprint and generate higher blended rents.

The following set of core competencies is expected to continue to benefit the Company:

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•	An internal anchor store leasing department solely dedicated to aggressively identifying opportunities to re-tenant vacant anchor space;

•	A retail partnership group to optimize portfolio management by enhancing communication between retailers, the leasing department and other areas of the Company;

•	An investment group focused on selectively acquiring well-located, quality shopping centers that have leases at below-market rental rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value and sourcing these acquisitions through identifying buyers for non-core assets;

•	A portfolio management department tasked with constructing the optimal portfolio to achieve long-term growth and value creation after capital expenditures;

•	A redevelopment department focused on identifying viable projects with attractive returns;

•	A capital markets department with broad and diverse relationships with capital providers to facilitate access to secured and unsecured, public and private capital;

•	An experienced funds management team dedicated to generating consistent returns and disclosure for institutional partners;

•	A development department adhering to disciplined standards for development and redevelopment and

•

A focus on growth and value creation within the Prime Portfolio, from which approximately 92% of the Company’s net operating income (defined as property-level revenues less property-level operating expenses) is generated.

Transaction and Capital Markets Highlights

During 2013, the Company completed approximately $2.8 billion of transactions and financing activity, including the following:

•

Completed $2.33 billion of prime shopping center acquisitions and $433.2 million of non-Prime Asset dispositions. DDR’s share of these acquisitions and dispositions was $1.92 billion and $296.0 million, respectively;

•

Acquired the remaining 95% interest in 30 Prime Assets from its existing joint venture with affiliates of The Blackstone Group L.P. (collectively “Blackstone”) for $1.46 billion, not including working capital, (the “Blackstone Acquisition”), included in the acquisition amounts above;

•	Issued $827.3 million of common equity at an average price of $18.76 per share to fund the net investment in Prime Assets;

•	Issued $150 million, 6.25% Class K Cumulative Redeemable Preferred Shares to redeem $150 million, 7.375% Class H Cumulative Redeemable Preferred Shares;

•	Issued $300 million, 10-year, 3.375% senior unsecured notes, with net proceeds used to fund the Blackstone Acquisition;

•	Issued $300 million, 7-year, 3.50% senior unsecured notes, with net proceeds used to repay debt under its unsecured revolving credit facility;

•

Opportunistically accessed attractively priced long-term debt with the proactive refinancing of the Company’s credit facilities and secured term loan in advance of maturity. The new $815 million unsecured revolving credit facilities and $400 million secured term loan mature in 2018 and pricing was reduced by 20 basis points on average and

•	Paid an annual cash dividend of $0.54 per common share, an increase of 12.5% from 2012.

Operational Accomplishments

The Company accomplished the following in 2013 to improve cash flow and the quality of its portfolio:

•	Increased the percentage of net operating income generated from the Prime Portfolio to over 90%;

•	Signed over 1,700 leases and renewals for the third consecutive year;

•	Achieved blended leasing spreads for new deals and renewals greater than 8%;

•	Transitioned premier tenants such as Nordstrom Rack, Whole Foods, L.A. Fitness and Five Below into the Company’s top 50 tenants by annual base rent;

•	Acquired 46 Prime Assets and disposed of 80 non-Prime Assets and non-income producing assets;

•	Increased the amount of unencumbered net operating income by 17% since year-end 2012;

•	Achieved consensus investment grade ratings;

•	Increased the portfolio occupancy rate to 92.2% at year-end 2013 from 91.5% at year-end 2012 and

•	Increased the Company’s total portfolio average annualized base rent per square foot to $14.18 at December 31, 2013 from $13.66 at December 31, 2012.

Retail Environment

Retailers continue to open stores to meet their store opening plans. With demand exceeding supply, retailers also continue to be flexible with their design and prototype requirements, in some cases reducing square footage requirements.

Value-oriented retailers are taking market share from conventional and national chain department stores. The Company’s largest tenants, including Walmart/Sam’s Club, Target, TJX Companies and Kohl’s, have taken market share from the department stores, remaining well-capitalized and outperforming other retail categories on a relative basis. In addition, the Company continues to increase exposure to specialty grocers, which are gaining market share over non-traditional grocers.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2013:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	Walmart(1)	3.4%	6.5%
2.	TJX Companies(2)	3.1%	3.6%
3.	Bed Bath & Beyond(3)	2.7%	2.6%
4.	PetSmart	2.6%	2.2%
5.	Kohl’s	2.2%	3.7%
6.	Best Buy	1.8%	1.6%
7.	Office Depot(4)	1.8%	1.8%
8.	Dick’s Sporting Goods(5)	1.7%	1.8%
9.	Michaels	1.7%	1.7%
10.	Ross Stores(6)	1.6%	1.8%

(1)	Includes Walmart, Sam’s Club and Neighborhood Market

(2)	Includes T.J. Maxx, Marshalls and HomeGoods

(3)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(4)	Includes Office Depot and OfficeMax

(5)	Includes Dick’s Sporting Goods and Golf Galaxy

(6)	Includes Ross Dress for Less and dd’s Discounts

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2013:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
Walmart(1)	3.7%	7.0%	1.2%	2.4%
TJX Companies(2)	3.4%	3.8%	1.1%	1.7%
Bed Bath & Beyond(3)	2.9%	2.7%	1.5%	1.9%
PetSmart	2.8%	2.3%	1.2%	1.3%
Kohl’s	2.3%	3.8%	1.2%	2.4%
Best Buy	2.0%	1.8%	0.6%	0.5%
Office Depot(4)	1.9%	1.8%	0.7%	0.9%
Dick’s Sporting Goods(5)	1.8%	1.9%	1.0%	1.2%
Michaels	1.7%	1.7%	1.2%	1.4%
Ross Stores(6)	1.6%	1.7%	1.7%	2.4%
AMC Theatres	1.5%	0.8%	1.3%	1.0%
Kroger(7)	0.7%	0.9%	2.3%	4.2%
Tops Markets	0.5%	0.5%	1.2%	1.6%
Publix	0.2%	0.3%	3.3%	5.2%

(1)	Includes Walmart, Sam’s Club and Neighborhood Market
(2)	Includes T.J. Maxx, Marshalls and HomeGoods
(3)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops
(4)	Includes Office Depot and OfficeMax
(5)	Includes Dick’s Sporting Goods and Golf Galaxy
(6)	Includes Ross Dress for Less and dd’s Discounts
(7)	Includes Kroger, Harris Teeter and King Soopers

Occupancy was 92.2% at December 31, 2013, an improvement of 70 basis points from the end of 2012. During 2013, the Company continued to sign a large number of new leases with over 10 million square feet leased as reflected below:

The Company leased approximately 10.3 million square feet, including 778 new leases and 941 renewals, for a total of 1,719 leases. The Company continued to execute both new leases and renewals at positive rental spreads. At December 31, 2013, the Company had 1,467 leases expiring in 2014 with an average base rent per square foot of $16.81. For the comparable leases executed in 2013, the Company generated positive leasing spreads on a pro rata basis of 14.9% for new leases and 7.6% for renewals. The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2013, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.68 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

Year in Review — 2013 Financial Results

For the year ended December 31, 2013, net loss attributable to common shareholders decreased as compared to 2012 primarily due to organic growth and net shopping center acquisition activity, a reduction in impairment charges and the loss on debt retirement related to the Company’s repurchase of senior unsecured notes in 2012. The following provides an overview of the key financial metrics (see Funds From Operations described later in this section) (in thousands):

	Year Ended December 31,
	2013	2012
Net loss attributable to common shareholders	$(43,142)	$(60,271)

Funds From Operations (“FFO”) attributable to common shareholders	$372,521	$312,380

Operating FFO	$366,667	$305,318

Earnings per share — Diluted	$(0.14)	$(0.21)

During 2013, the Company continued to pursue opportunities to position itself for long-term growth while also lowering the Company’s risk profile and cost of capital. The Company continued making progress on its balance sheet initiatives, strengthening the operations of its Prime Portfolio and recycling capital from non-Prime Asset sales into the acquisition of Prime Assets to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including land held for development and construction in progress, and intangibles may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) and its taxable activity in Puerto Rico under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. The Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes. The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets. These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

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

COMPARISON OF 2013, 2012 AND 2011 RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2012, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties” for the comparison from 2013 to 2012. Shopping center properties owned as of January 1, 2011, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties” for the comparison from 2012 to 2011.

Revenues from Operations (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Base and percentage rental revenues(A)	$614,351	$521,996	$477,442	$92,355	$44,554
Recoveries from tenants(B)	198,404	167,248	155,823	31,156	11,425
Fee and other income(C)	76,033	72,212	80,533	3,821	(8,321)

Total revenues	$888,788	$761,456	$713,798	$127,332	$47,658

(A)	The increase is due to the following (in millions):

	2013 vs. 2012 Increase (Decrease)	2012 vs. 2011 Increase (Decrease)
Acquisition of shopping centers	$76.3	$32.7
Comparable Portfolio Properties	14.1	8.6
Development or redevelopment properties	0.4	(0.3)
Straight-line rents	1.6	3.6

	$92.4	$44.6

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio(1) December 31,
	2013	2012	2011
Centers owned	416	452	432
Aggregate occupancy rate	92.2%	91.5%	89.1%
Average annualized base rent per occupied square foot	$14.18	$13.66	$13.81

	Wholly-Owned Shopping Centers December 31,			Joint Venture Shopping Centers(1) December 31,
	2013	2012	2011	2013	2012	2011
Centers owned	243	243	253	173	209	179
Aggregate occupancy rate	93.1%	91.9%	88.8%	90.5%	90.9%	89.5%
Average annualized base rent per occupied square foot	$13.59	$12.92	$12.26	$15.23	$14.58	$15.93

(1)

In 2013 and 2012, excludes shopping centers owned through the Company’s joint ventures with Coventry Real Estate Fund II (“Coventry II Fund”), which are no longer managed by the Company and in which the Company’s investment basis is not material. In 2011, excludes shopping centers owned by unconsolidated joint ventures in which the Company’s investment basis is zero and in which the Company is receiving no allocation of income or loss, which includes certain Coventry II Fund investments.

For the years ended December 31, 2013, 2012 and 2011, the Comparable Portfolio Properties’ aggregate occupancy rates were 93.6%, 92.9% and 89.0%, respectively, and the average annualized base rent per occupied square foot was $13.40, $12.74 and $12.40, respectively.

Comparison of 2013 to 2012

The increase in average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets, including those acquired in the Blackstone Acquisition, as well as continued leasing of the existing portfolio at positive rental spreads. The increase in average annualized base rent per occupied square foot within the joint venture portfolio is a result of asset sales.

Comparison of 2012 to 2011

The decrease in average annualized base rent per occupied square foot within the joint venture portfolio primarily was due to the impact of the exchange rate fluctuations with the Brazilian real and US dollar, the sale of assets in Brazil and the formation of the BRE DDR Retail Holdings I joint venture in 2012.

(B)	The increase in recoveries from tenants primarily was driven by the impact of acquisition properties with higher recovery rates. Recoveries from tenants for all properties on a blended basis were approximately 90.0%, 89.9% and 88.4% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2013, 2012 and 2011, respectively. The increased percentage of recoveries from tenants over the three-year period primarily is attributable to higher occupancy and newly acquired assets.

(C)	Composed of the following (in millions):

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Management, development and other fee income	$40.1	$43.7	$47.1	$(3.6)	$(3.4)
Ancillary and other property income	29.0	27.1	28.0	1.9	(0.9)
Lease termination fees	6.3	0.9	4.4	5.4	(3.5)
Other miscellaneous	0.6	0.5	1.0	0.1	(0.5)

	$76.0	$72.2	$80.5	$3.8	$(8.3)

Comparison of 2013 to 2012

The decrease in management, development and other fee income in 2013, compared to 2012, is largely the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures. In particular, this fee income decreased as a result of the Blackstone Acquisition that closed in October 2013 (see 2013 Strategic Transaction Activity). During 2013, the Company executed lease terminations with non-performing tenants with one lease representing $4.4 million of the total.

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
Expenses from Operations (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Operating and maintenance(A)	$137,979	$123,893	$122,718	$14,086	$1,175
Real estate taxes(A)	117,374	99,086	91,860	18,288	7,226
Impairment charges(B)	44,989	58,783	63,161	(13,794)	(4,378)
General and administrative(C)	79,556	76,444	85,221	3,112	(8,777)
Depreciation and amortization(A)	318,076	238,464	205,258	79,612	33,206

	$697,974	$596,670	$568,218	$101,304	$28,452

(A)	The changes for 2013 compared to 2012 and 2012 compared to 2011 are due to the following (in millions):

Comparison of 2013 to 2012

	2013 vs. 2012 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$12.2	$16.5	$69.4
Comparable Portfolio Properties	1.9	1.6	5.2
Development or redevelopment properties	—	0.2	5.0

	$14.1	$18.3	$79.6

The increase in depreciation expense for the Comparable Portfolio Properties and the development or redevelopment properties is attributable to a combination of accelerated depreciation charges related to changes in the estimated useful lives of certain assets that are expected to be redeveloped in future periods as well as assets placed in service in 2012.

Comparison of 2012 to 2011

	2012 vs. 2011 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$4.2	$6.8	$21.6
Comparable Portfolio Properties	(0.5)	(0.3)	9.6
Development or redevelopment properties	(2.5)	0.7	2.0

	$1.2	$7.2	$33.2

The decrease in operating and maintenance expense in the development or redevelopment properties primarily is due to the sale of a consolidated joint venture asset. The increase in depreciation expense for the Comparable Portfolio Properties is attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets that are expected to be redeveloped in future periods.

(B)	The Company recorded impairment charges during the years ended December 31, 2013, 2012 and 2011, primarily related to shopping center assets and land marketed for sale. These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)	General and administrative expenses were approximately 4.9%, 4.7% and 5.2% of total revenues, including total revenues of unconsolidated joint ventures, managed properties (in 2012 and 2011) and discontinued operations, for the years ended December 31, 2013, 2012 and 2011, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

During 2012 and 2011, the Company recorded charges of $1.0 million and $11.0 million, respectively, as a result of a termination without cause of certain executives, including the Executive Chairman of the Board in 2011, the terms of which were pursuant to employment agreements, as applicable. Total employee separation charges recorded in 2012 and 2011 were $1.0 million and $12.4 million, respectively.

Other Income and Expenses (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Interest income(A)	$23,539	$15,799	$9,832	$7,740	$5,967
Interest expense(B)	(228,869)	(213,261)	(212,839)	(15,608)	(422)
Loss on retirement of debt, net(C)	—	(13,495)	(89)	13,495	(13,406)
Gain on equity derivative instruments(D)	—	—	21,926	—	(21,926)
Other income (expense), net(E)	(6,629)	(17,826)	(4,987)	11,197	(12,839)

	$(211,959)	$(228,783)	$(186,157)	$16,824	$(42,626)

(A)	The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.9% at December 31, 2013, and 8.7% at both December 31, 2012 and 2011. The increase in the amount of interest income recognized in 2013 and 2012 primarily is due to the preferred equity investment in the unconsolidated joint ventures with Blackstone (see 2013 and 2012 Strategic Transaction Activity) and two additional mezzanine notes entered into in 2013 and the fourth quarter of 2012. The interest income from the preferred equity investment will decrease in 2014 as a result of the Blackstone Acquisition that closed in October 2013 (see 2013 Strategic Transaction Activity).

(B)	The weighted-average debt outstanding and related weighted-average interest rate, including amounts allocated to discontinued operations, are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average debt outstanding (in billions)	$4.7	$4.3	$4.2
Weighted-average interest rate	5.0%	5.3%	5.6%

The weighted-average interest rates (based on contractual rates and excluding senior convertible debt accretion and deferred financing costs) at December 31, 2013, 2012 and 2011, were 4.7%, 4.8% and 5.2%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $8.8 million for the year ended December 31, 2013, as compared to $13.3 million and $12.7 million for the comparable periods in 2012 and 2011. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	For the year ended December 31, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes due 2016 at a premium to par value.

(D)	Represents the impact of the valuation adjustments for the equity derivative instruments issued as part of the stock purchase agreement with the Otto family. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction,” as described in Note 10, “Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury,” of the Company’s consolidated financial statements included herein.

(E)	Other income (expense) was composed of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Transaction, abandoned projects and other (expense) income	$(4.7)	$(7.7)	$0.4
Litigation-related expenses	(2.2)	(4.7)	(2.3)
Note receivable reserve	—	(4.3)	(5.0)
Debt extinguishment gain (costs), net	0.3	(1.1)	(0.7)
Lease liability settlement gain	—	—	2.6

	$(6.6)	$(17.8)	$(5.0)

Transaction, abandoned projects and other (expense) income

In 2013, the Company incurred $3.3 million in transaction costs, including those incurred in connection with the Blackstone Acquisition. In 2012, the Company recorded a charge of $4.0 million as a result of a net termination fee associated with a major tenant in connection with the redevelopment of a shopping center asset.

Litigation-related expenses

Litigation-related expenses include costs incurred by the Company to defend the litigation arising from joint venture assets that are owned through the Company’s investments with the Coventry II Fund (see Item 3. Legal Proceedings).

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

Lease liability settlement gain

In 2011, the Company reversed a previously recorded lease liability reserve of $2.6 million due to the termination of a ground lease related to an abandoned development project.

Other Items (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Equity in net income of joint ventures(A)	$6,819	$35,250	$13,734	$(28,431)	$21,516
Impairment of joint venture investments(B)	(980)	(26,671)	(2,921)	25,691	(23,750)
Gain on change in control and sale of interests, net(C)	19,906	78,127	25,170	(58,221)	52,957
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,713)	(1,143)	(1,009)	(1,570)	(134)

(A)	Comparison of 2013 to 2012

The decrease in equity in net income of joint ventures for the year ended December 31, 2013, compared to the prior year primarily is a result of lower net income from the Company’s investment in Sonae Sierra Brasil in 2013 including the impact of foreign currency translation. In addition, impairment charges were recorded on several assets at other unconsolidated investments. As discussed below, Sonae Sierra Brasil recorded nonrecurring transactional gains in 2012. For the year ended December 31, 2013, impairment charges were recorded at unconsolidated shopping center assets of which the Company’s proportionate share was approximately $10.6 million.

Comparison of 2012 to 2011

The increase in equity in net income of joint ventures for the year ended December 31, 2012, compared to the prior year primarily is a result of gain on sale of three assets combined with higher income from the Company’s investment in Sonae Sierra Brasil in 2012, as discussed below, in addition to fewer impairments recorded in 2012 than 2011, partially offset by gains recognized in 2011 from the sale of assets held in unconsolidated joint ventures.

The overall increase in equity in net income from the Sonae Sierra Brasil joint venture, net of the impact of foreign currency translation for the year ended December 31, 2012, as compared to 2011, primarily is due to a gain on sale of three shopping centers in addition to a gain recognized on the strategic asset swap of two assets in the portfolio, shopping center development and expansion activity coming online, as well as increases in parking revenue, ancillary income and interest income.

Sonae Sierra Brasil S.A.

At each of December 31, 2013, 2012 and 2011, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil S.A., which owns real estate in Brazil and is headquartered in Sao Paulo, Brazil. This entity uses the functional currency of Brazilian real. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in ground-up developments and expansions in Brazil. The weighted-average exchange rates used for recording the equity in net income into U.S dollars were 2.14, 1.94 and 1.67 for the years ended December 31, 2013, 2012 and 2011, respectively.

(B)	The other than temporary impairment charges of the joint venture investments are more fully described in Note 12 “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)	Since January 1, 2011, the Company has acquired its partners’ interests in 42 shopping centers (35 in 2013, five in 2012 and two in 2011). These properties were previously unconsolidated, and the Company accounted for these transactions as step acquisitions. Additionally, in 2012 and 2011, the Company sold its interest in two investments in each year. Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Loss from discontinued operations(A)	$(23,009)	$(56,605)	$(65,752)	$33,596	$9,147
Gain on deconsolidation of interests, net(B)	—	—	4,716	—	(4,716)
Gain on disposition of real estate, net of tax(A)	11,274	3,847	40,163	7,427	(36,316)

	$(11,735)	$(52,758)	$(20,873)	$41,023	$(31,885)

(A)	The Company sold the following properties:

	2013		2012		2011
	Number of Properties	GLA (millions)	Number of Properties	GLA (millions)	Number of Properties	GLA (millions)
Shopping centers	39	2.9	24	2.7	34	2.9
Office	—	—	5	0.4	1	0.1

Included in the reported loss for the years ended December 31, 2013, 2012 and 2011, are $27.6 million, $67.7 million and $62.7 million, respectively, of impairment charges related to assets classified as discontinued operations.

(B)	The Company recorded a gain in the year ended December 31, 2011, associated with the deconsolidation of an asset.

Gain on Disposition of Real Estate (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Gain on disposition of real estate, net(A)	$467	$5,863	$7,079	$(5,396)	$(1,216)

(A)	The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Land sales	$0.3	$5.6	$(0.4)
Previously deferred gains and other gains and losses on dispositions	0.2	0.3	7.5

	$0.5	$5.9	$7.1

These dispositions did not meet the criteria for discontinued operations. The previously deferred gains and other gains and losses on dispositions are a result of partial asset sales and assets that were contributed to joint ventures in prior years.

Non-Controlling Interests (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Non-controlling interests	$(794)	$(493)	$3,543	$(301)	$(4,036)

Comparison of 2012 to 2011

The change is a result of impairment charges recorded in 2011 by one of the Company’s 75% owned, consolidated joint ventures, which owned land held for development in Russia.

Net Loss (in thousands)

	2013	2012	2011	2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
Net loss attributable to DDR	$(10,175)	$(25,822)	$(15,854)	$15,647	$(9,968)

For the year ended December 31, 2013, the decrease in net loss attributable to DDR as compared to 2012 primarily was due to organic growth and net shopping center acquisition activity, a reduction in impairment charges in 2013 and the loss on debt retirement related to the Company’s repurchase of the senior unsecured notes in 2012.

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

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	For the Year Ended December 31,			2013 vs. 2012 $ Change	2012 vs. 2011 $ Change
	2013	2012	2011
FFO attributable to DDR common shareholders	$372.5	$312.4	$227.6	$60.1	$84.8
Operating FFO attributable to DDR common shareholders	366.7	305.3	267.1	61.4	38.2

Comparison of 2013 to 2012

The increase in FFO for the year ended December 31, 2013, as compared to 2012, primarily was due to organic growth and net shopping center acquisition activity as well as the gain on change in control of interests recorded in 2013, a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of the senior unsecured notes in 2012.

The increase in Operating FFO for the year ended December 31, 2013, as compared to 2012, primarily was due to organic growth as well as shopping center acquisition transactions, partially offset by asset dispositions.

Comparison of 2012 to 2011

The increase in FFO for the year ended December 31, 2012, as compared to 2011, primarily was due to organic growth, shopping center acquisitions and related investments, partially offset by higher transaction costs, asset dispositions, the loss on debt retirement related to the Company’s repurchase of a portion of its 9.625% senior unsecured notes in 2012 and the effect of the valuation adjustment associated with the warrants that were exercised in full for cash in the first quarter of 2011.

The increase in Operating FFO for the year ended December 31, 2012, as compared to 2011, primarily was due to organic growth and net shopping center acquisition activity.

The Company’s reconciliation of net loss attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	For the Year Ended
	2013	2012	2011
Net loss attributable to DDR common shareholders(A),(B)	$(43.1)	$(60.3)	$(53.8)
Depreciation and amortization of real estate investments	314.7	242.8	221.2
Equity in net income of joint ventures	(6.8)	(35.2)	(13.7)
Impairment of depreciable joint venture investments	—	26.7	1.3
Joint ventures’ FFO(C)	49.4	53.6	57.6
Non-controlling interests (OP Units)	0.2	0.2	0.1
Impairment of depreciable real estate assets, net of non-controlling interests	69.6	96.3	62.7
Gain on disposition of depreciable real estate, net	(11.5)	(11.7)	(47.8)

FFO attributable to DDR common shareholders	372.5	312.4	227.6
Non-operating items, net(D)	(5.8)	(7.1)	39.5

Operating FFO attributable to DDR common shareholders	$366.7	$305.3	$267.1

(A)	Includes the following deductions from net loss (in millions):

	For the Year Ended
	2013	2012	2011
Write-off of preferred share original issuance costs	$5.2	$5.8	$6.4
Preferred dividends	27.7	28.6	31.6

(B)	Straight-line rental revenue, including discontinued operations, were as follows (in millions):

	For the Year Ended
	2013	2012	2011
Straight-line rents	$5.6	$4.1	$0.9

(C)	At December 31, 2013, 2012 and 2011, the Company had an economic investment in unconsolidated joint venture interests related to 170, 206 and 177 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company is recording its share of equity in net income or loss and, accordingly, FFO.

Joint ventures’ FFO is summarized as follows (in millions):

	For the Year Ended
	2013	2012	2011
Net loss attributable to unconsolidated joint ventures	$(164.9)	$(49.4)	$(251.2)
Depreciation and amortization of real estate investments	226.6	228.7	182.7
Impairment of depreciable real estate assets	93.2	57.2	272.5
Loss (gain) on sale of depreciable real estate	18.7	(65.1)	(18.7)

FFO	$173.6	$171.4	$185.3

FFO at DDR’s ownership interests(1)	$49.4	$53.6	$57.6

Operating FFO at DDR’s ownership interests(D)	$48.5	$54.2	$56.4

(1)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the years ended December 31, 2013, 2012 and 2011 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	For the Year Ended
	2013	2012	2011
Impairment charges — non-depreciable consolidated assets	$3.0	$30.2	$63.2
Executive separation and related compensation and benefit charges(A)	—	1.0	12.4
Loss on debt retirement, net(B)	—	13.5	0.1
Gain on equity derivative instruments(B)	—	—	(21.9)
Other expense (income), net(C)	6.1	17.9	5.0
Equity in net (income) loss of joint ventures — currency adjustments, debt extinguishment costs, transaction costs, gain on sale of land and other expenses	(0.9)	0.6	(1.2)
Impairment of joint venture investments on non-depreciable assets	1.0	—	1.6
Gain on change in control and sale of interests, net(B)	(19.9)	(70.8)	(25.2)
Discontinued operations — debt extinguishment costs, gain on deconsolidation of interests and loss on sales	—	0.2	2.1
(Gain) loss on disposition of non-depreciable real estate, net	(0.3)	(5.5)	0.9
Non-controlling interest — portion of impairment charges allocated to outside partners	—	—	(3.9)
Write-off of preferred share original issuance costs(B)	5.2	5.8	6.4

Total adjustments from FFO to Operating FFO	(5.8)	(7.1)	39.5
FFO attributable to DDR common shareholders	372.5	312.4	227.6

Operating FFO attributable to DDR common shareholders	$366.7	$305.3	$267.1

(A)	Amounts included in general and administrative expenses.

(B)	Amount agrees to the face of the consolidated statements of operations.

(C)	Amounts included in other income (expense) in the consolidated statements of operations and detailed as follows (in millions):

	2013	2012	2011
Transaction and other expense (income), net	$4.2	$7.7	$(0.4)
Litigation-related expenses	2.2	4.8	2.3
Note receivable reserve	—	4.3	5.0
Debt extinguishment (gain) costs, net	(0.3)	1.1	0.7
Settlement of lease liability obligation	—	—	(2.6)

	$6.1	$17.9	$5.0

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In 2013, the Company continued to strategically allocate cash flow from operating and financing activities. The Company also completed public debt and equity offerings in order to strengthen its balance sheet, finance strategic investments and improve its financial flexibility.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was amended in January 2013. The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), which was also amended in January 2013. The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 115 basis points at December 31, 2013, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of Funds From Operations (as defined in the agreement) for the prior twelve-month period unless required to maintain REIT status. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of December 31, 2013, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants in 2014 and beyond.

Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated. Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations. These facts, and an inability to predict future economic conditions, have led the Company to adopt a strict focus on lowering its balance sheet risk and increasing financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2013 (in millions):

Cash and cash equivalents	$86.7

Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(29.1)
Letters of credit	(10.9)

Borrowing capacity available	$775.0

In June 2013, the Company entered into an agreement for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaced any previous program entered into by the Company. As of February 14, 2014, the Company had available for future issuance $246.6 million of its common shares under its continuous equity program.

The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt. The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs. Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner, including incorporating a healthy level of conservatism regarding possible future market conditions. For additional discussion, see Financing Activities described later in this section.

The Company is focused on refinancing opportunities for the consolidated mortgage debt maturing in 2014, which aggregates $331.4 million. There are no unsecured maturities until May 2015. The Company expects to fund its remaining obligations from available cash, current operations, utilization of its Revolving Credit Facilities or possible refinancing opportunities. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Management believes that the scheduled debt maturities in future years are manageable. The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company continues to look beyond 2014 to ensure that it executes its strategy to extend debt duration, increase liquidity and improve the Company’s credit ratings, with the goal of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

The Company’s unconsolidated joint venture mortgage debt that had matured and was past due at December 31, 2013, or maturing in 2014 attributable to the Coventry II Fund assets (see Off-Balance Sheet Arrangements), was $94.2 million at December 31, 2013 (of which the Company’s proportionate share was $9.8 million).

At December 31, 2013, the Company’s unconsolidated joint venture mortgage debt maturing in 2014 was $138.9 million (of which the Company’s proportionate share was $27.8 million). All of this mortgage debt is attributable to one joint venture arrangement. The Company expects to refinance this mortgage debt or use proceeds from asset sales to repay mortgage indebtedness. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flow provided by operating activities	$373,974	$304,196	$273,195
Cash flow (used for) provided by investing activities	(897,859)	(588,430)	200,696
Cash flow provided by (used for) financing activities	579,319	274,763	(451,854)

Operating Activities:    The change in cash flow from operating activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily was due to additional cash flow from acquired properties net of cash flows and the decrease in settlement of accreted debt discount on the repayment of senior convertible notes, partially offset by changes in accounts payable and accrued expenses.

Investing Activities:    The change in cash flow from investing activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily was due to an increase in asset acquisitions offset by a decrease in equity contributions and advances to joint ventures.

Financing Activities:    The change in cash flow from financing activities for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily was due to an increase in proceeds from the issuance of common shares which were used to fund investing activities.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $205.4 million in 2013, as compared to $169.8 million of cash dividends paid in 2012 and $92.8 million of cash dividends paid in 2011. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2013.

The Company declared cash dividends of $0.54 per common share in 2013. In January 2014, the Company declared its first quarter 2014 dividend of $0.155 per common share payable on April 8, 2014, to shareholders of record at the close of business on March 13, 2014. The Board of Directors of the Company will continue to monitor the 2014 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2013 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential.

Acquisitions and Investments

Blackstone Acquisition

In October 2013, the Company acquired Blackstone’s 95% interest in 30 Prime Assets that were previously owned by BRE DDR Retail Holdings I. The transaction was valued at $1.55 billion at 100%. The transaction included a cash payment of $565.6 million to Blackstone. Furthermore, in connection with the closing of the Blackstone Acquisition, the Company assumed Blackstone’s 95% share of $792.9 million of mortgage debt, at face value, of which $395.0 million was repaid by December 31, 2013. In addition, $160.1 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon closing. The Company funded the cash portion of the consideration and the repayment of certain of the mortgage debt assumed with a portion of the net proceeds of its issuance and sale of 3.375% Notes due 2023 and 3.50% Notes due 2021 and its issuance and sale of 39.1 million of its common shares in a forward equity offering. The portfolio of properties has been owned, developed, leased and managed through various ventures affiliated with the Company since 1995. The portfolio consists of 11.8 million total square feet.

BRE DDR Retail Holdings II

In 2013, a newly formed joint venture (“BRE DDR Retail Holdings II”) between consolidated affiliates of the Company and Blackstone acquired a portfolio of seven Prime Assets aggregating approximately 2.4 million square feet of GLA. The purchase price was $332.0 million, including assumed debt of $206.6 million and $28.0 million of new mortgage debt. Blackstone owns 95% of the common equity of the joint venture and an affiliate of DDR owns the remaining 5%. DDR also invested $30.0 million in preferred equity in the joint venture with a fixed dividend rate of 9%. DDR’s investment was funded primarily through proceeds from asset sales. DDR provides leasing and management services and has various governance arrangements allowing it to potentially acquire four assets in the portfolio. The seven assets are located in Los Angeles, California; San Diego, California; Washington, D.C.; Portland, Oregon; Cincinnati, Ohio and Harrisburg, Pennsylvania.

Additional Acquisitions and Investments

In 2013, in addition to the acquisitions described above, the Company acquired nine shopping centers, five of which were acquired from its unconsolidated joint venture partners and parcels adjacent to existing shopping centers. These assets aggregate 2.0 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $462.1 million. The Company assumed $139.4 million of mortgage debt at a fair value of $148.5 million in connection with these acquisitions.

In 2013, the Company originated $28.5 million in mezzanine loans (of which $27.2 million was funded as of December 31, 2013). These loans are collateralized by a development project and a Prime Asset, both in Chicago, Illinois, and earn interest ranging between 9.0% and 9.5%.

Dispositions

In 2013, the Company sold 39 shopping center properties, aggregating 2.9 million square feet, and other consolidated non-income producing assets at an aggregate sales price of $239.6 million. The Company recorded a net gain of $11.7 million, which excludes the impact of an aggregate $86.8 million in related impairment charges that were recorded in prior periods related to the assets sold in 2013.

In 2013, the Company’s unconsolidated joint ventures had the following sales transactions, excluding those properties acquired by the Company, as described above:

Joint Venture	Company’s Effective Ownership Percentage	Company- Owned Square Feet (Thousands)	Sales Price (Millions)	Company’s Proportionate Share of Gain (Millions)(A)
RO & SW Realty LLC (one asset)	25.25%	117	$7.0	$1.4
Service Holdings LLC (18 assets)	20.0	932	24.5	—
DDRTC Core Retail Fund, LLC (seven assets)	15.0	1,301	131.9	2.6

		2,350	$163.4	$4.0

(A)	The Company’s proportionate share of gain was adjusted by basis differentials from the Company’s investment in the assets created by previously recorded deferred gains and impairment charges. The Company has a zero basis in Service Holdings LLC.

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

As disclosed below, in May 2013, the Company opened Belgate Shopping Center, the Company’s first ground-up domestic development in over four years. Belgate is a 100% leased, 900,000-square-foot Prime Asset in Charlotte, North Carolina, anchored by IKEA, Walmart and a complementary lineup of premier junior anchors.

The Company will continue to closely monitor its expected spending in 2014 for developments and redevelopments, for both consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending significant funds on joint venture development projects in 2014.

One of the important benefits of the Company’s asset class is the ability to phase development and redevelopment projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending, the Company generally adheres to strict investment criteria thresholds. The Company also evaluates the credit quality of the tenants and in the case of redevelopments, generally seeks to upgrade the retailer merchandise mix. The Company applies this strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development and redevelopment because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company’s consolidated land holdings are classified in two separate line items on the consolidated balance sheets included herein, Land and Land Held for Development and Construction in Progress. At December 31, 2013, the $2.2 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio. However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties. Approximately 204 acres of this land, which has a recorded cost basis of approximately $21 million, is available for future development.

Included in Land Held for Development and Construction in Progress at December 31, 2013, are $251.2 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or has not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.5 to 4.0 million square feet of GLA could be developed. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments (Wholly-Owned and Consolidated Joint Ventures)

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested $201.8 million in various development and redevelopment projects and expects to bring at least $100 million of development and redevelopment investment in service in 2014 on a net basis, after deducting sales proceeds from outlot sales. The current significant development projects are as follows:

Location	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Net Cost Incurred at December 31, 2013 ($ Millions)
Merriam, Kansas (Merriam Village)	3Q14	59.8	$20.6	$18.7	$11.3
Seabrook, New Hampshire (Seabrook Town Center)	2Q14	165.0	95.0	75.1	56.3
Charlotte, North Carolina (Belgate)	2Q13	186.2	57.7	23.8	43.2

Total		411.0	$173.3	$117.6	$110.8

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date. At December 31, 2013, the Company’s significant redevelopment projects are as follows:

Location	Owned GLA Subject to Redevelopment (Thousands)	Total GLA Subject to Redevelopment (Thousands)	Estimated Gross Cost ($ Millions)	Cost Incurred at December 31, 2013 ($ Millions)
Phoenix, Arizona (Ahwatukee Foothills Town Center)	203.6	203.6	$14.4	$7.4
Plant City, Florida (Lake Walden Square)	108.7	115.7	14.0	9.5
Roswell, Georgia (Sandy Plains Village)	142.6	145.6	11.9	11.2
Tinley Park, Illinois (Brookside Marketplace)	72.3	76.4	12.1	12.1
Lansing, Michigan (Marketplace at Delta Township)	38.6	38.6	5.8	4.3
Charlotte, North Carolina (Cotswold Village)	56.5	56.5	4.3	2.1
Columbus, Ohio (Easton Market)	128.0	128.0	6.5	5.9
Bayamon, Puerto Rico (Plaza Del Sol)	172.5	172.5	64.4	22.7
Fajardo, Puerto Rico (Plaza Fajardo)	36.3	36.3	8.8	5.6
Midvale, Utah (Family Center at Ft. Union)	123.7	127.7	14.0	13.0
Chester, Virginia (Bermuda Square)	71.2	137.9	14.1	0.6

Total	1,154.0	1,238.8	$170.3	$94.4

For redevelopment assets completed in 2013, the assets placed in service were completed at approximately $125 cost per square foot.

Development and Redevelopments (Unconsolidated Joint Ventures)

In addition, the Company’s unconsolidated joint ventures have projects being developed that have incurred $211.6 million in project costs in 2013. A significant amount of the expenditures were related to projects completed at the Company’s joint venture in Brazil as follows:

Location	DDR’s Effective Ownership Percentage	Initial Owned Anchor Opening	Owned GLA (Thousands)	Gross Cost ($ Millions)	Net Cost ($ Millions)	Cost Incurred at December 31, 2013 ($ Millions)
Goiania, Brazil	33.3%	4Q13	881.2	$221.1	$199.0	$213.2
Londrina, Brazil	29.5%	2Q13	521.6	171.7	165.3	168.9

Total			1,402.8	$392.8	$364.3	$382.1

At December 31, 2013, the Company’s significant unconsolidated joint venture redevelopment projects were as follows:

Location	DDR’s Effective Ownership Percentage	Owned GLA Subject to Redevelopment (Thousands)	Total GLA Subject to Redevelopment (Thousands)	Estimated Gross Cost ($ Millions)	Cost Incurred at December 31, 2013 ($ Millions)
Newnan, Georgia (Newnan Pavilion)	15.0%	110.3	110.3	$9.6	$8.4
Greensboro, North Carolina (Wendover Village)	20.0%	104.8	104.8	6.8	3.3

Total		215.1	215.1	$16.4	$11.7

2012 Strategic Transaction Activity

Acquisitions

In 2012, the Company acquired nine shopping centers, five of which were acquired from its unconsolidated joint venture partners. These assets (three in Arizona, one in Illinois, two in Missouri, two in North Carolina and one in Oregon) aggregate 3.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $663.4 million. The Company assumed $24.4 million of mortgage debt at a fair market value of $25.4 million in connection with these acquisitions. The Company funded these acquisitions in part with proceeds from the issuance of common shares through its continuous equity program.

BRE DDR Retail Holdings I

In June 2012, BRE DDR Retail Holdings I, a joint venture between consolidated affiliates of the Company and Blackstone, acquired a portfolio of 44 shopping centers aggregating 10.6 million square feet of GLA. These assets were previously owned by EPN Group and managed by the Company. In 2013, the Company acquired sole ownership of 30 of these assets (see 2013 Strategic Transaction Activity). At February 14, 2014, there were 14 assets remaining in this joint venture. Blackstone owned 95% of the common equity of the joint venture, and the remaining 5% common equity interest was owned by a consolidated affiliate of the Company. The transaction was valued at $1.4 billion. The joint venture assumed $635.6 million of senior non-recourse debt at face value and entered into an additional $320.0 million of non-recourse debt. The Company contributed $17.0 million to the joint venture for its common equity interest and also invested $150.0 million in preferred equity. The Company funded its investment with proceeds from the forward equity agreements entered into in January 2012. The forward equity agreements were settled in June 2012, at which time the Company issued 19.0 million of its common shares for net proceeds of $231.2 million.

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

In 2012, the Company’s unconsolidated joint ventures sold eight shopping center properties, excluding those properties acquired by the Company as described above, aggregating 1.9 million square feet, for an aggregate sales price of $231.3 million, of which the Company’s proportionate share of the gain was approximately $11.1 million.

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

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at December 31, 2013, were as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company-Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund, LLC	15.0%		27 shopping centers in several states	8.7	$830.7
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	928.6
Sonae Sierra Brasil	33.3%		10 shopping centers and a management company in Brazil	4.8	379.2
DDR — SAU Retail Fund, LLC	20.0%		27 shopping centers in several states	2.4	180.0
BRE DDR Retail Holdings II	5.0	%(B)	Seven shopping centers in several states	1.7	242.5

(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

(B)	Excludes interest owned through $30.8 million preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $71.8 million at December 31, 2013, which consists of preferred equity with a fixed distribution rate ranging from 9–10% due from its joint ventures with Blackstone.

Coventry II Fund

At December 31, 2013, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired by their own terms on December 31, 2011, and the Company decided not to renew these agreements (see Item 3. Legal Proceedings).

As of December 31, 2013, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $2.1 million. In addition, the Company advanced $66.9 million of financing that is reserved in full (the “Bloomfield Loan”). In 2013, the asset owned by Coventry II DDR Tri-County LLC was foreclosed by the lender and 18 sites were sold. The Company had previously written down its investment to zero in these assets. In addition to its existing equity and notes receivable, at December 31, 2013, the Company had provided for one partial payment guaranty to a third-party lender in connection with the financing of one of the Coventry II Fund projects that aggregates $0.1 million.

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

A summary of the Coventry II Fund investments as of December 31, 2013, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at December 31, 2013
Coventry II DDR Bloomfield LLC	Detroit, Michigan	$39.8	(A),(B),(C),(D)
Coventry II DDR Buena Park LLC	Orange County, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.6	(B)
Coventry II DDR Marley Creek Square LLC	Chicago, Illinois	10.5	(B),(C),(D),(E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.9
Coventry II DDR Totem Lakes LLC	Seattle, Washington	27.5	(B),(D)
Coventry II DDR Westover LLC	San Antonio, Texas	20.7	(B)
Service Holdings LLC	19 retail sites in several states	71.3	(B),(C),(D)

(A)	In 2009, the senior secured lender sent to the borrower a formal notice of default and filed a foreclosure action. The Company paid its 20% guaranty of this loan in 2009, and the senior secured lender initiated legal proceedings against the Coventry II Fund for its failure to fund its 80% payment guaranty. The senior secured lender and the Coventry II Fund subsequently entered into a settlement agreement in connection with the legal proceedings. In addition, the Bloomfield Loan from the Company is cross-defaulted with this third-party loan. The Bloomfield Loan is considered past due and has been fully reserved by the Company.

(B)	As of February 14, 2014, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.

(C)	As of February 14, 2014, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.

(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

(E)	As of February 14, 2014, the Company provided an interest payment guaranty that was not greater than the proportion of its investment interest.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.3 billion and $4.2 billion at December 31, 2013 and 2012, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.2 million at December 31, 2013, including guaranties associated with the Coventry II Fund joint ventures.

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

For the year ended December 31, 2013, $1.5 million of net gains related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $5.3 billion at December 31, 2013, as compared to $4.3 billion and $4.1 billion at December 31, 2012 and 2011, respectively.

In January 2013, the Company amended both of its unsecured revolving credit facilities and its $400 million secured term loan (see Liquidity and Capital Resources earlier in this section).

Debt and equity financings are summarized as follows (in millions):

	2013		2012	2011
Equity:
Common shares	$827.3	(A)	$510.7	$190.2
Preferred Shares	150.0	(B)	200.0	—
Debt:
Unsecured notes	600.0	(C)	450.0	300.0
Unsecured Term Loan	—		350.0	—
Construction	15.7		—	15.2
Mortgage financing	30.9		368.0	201.0
Mortgage debt assumed	932.3		24.4	112.2

Total debt	1,578.9		1,192.4	628.4

	$2,556.2		$1,903.1	$818.6

(A)	The Company issued 44.1 million shares in 2013. The net proceeds were used primarily to fund the acquisition of assets.

(B)	The Company issued $150.0 million of its newly designated 6.25% Class K Cumulative Redeemable Preferred Shares (“Class K Preferred Shares”) at a price of $500.00 per share (or

$25.00 per depositary share). The net proceeds from the issuance of the Class K Preferred Shares were used to redeem $150.0 million of its 7.375% Class H Cumulative Redeemable Preferred Shares (“Class H Preferred Shares”) at a redemption price of $25.1127 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1127 prorated to the redemption date). The Company recorded a charge of $5.2 million to net income attributable to common shareholders in 2013 due to the write-off of the Class H Preferred Share original issuance costs.

(C)	The Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023 and $300 million aggregate principal amount of 3.50% senior unsecured notes due January 2021.

CAPITALIZATION

At December 31, 2013, the Company’s capitalization consisted of $5.3 billion of debt, $405.0 million of preferred shares and $5.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.37, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2013), resulting in a debt to total market capitalization ratio of 0.47 to 1.0, as compared to the ratios of 0.45 to 1.0 and 0.52 to 1.0 at December 31, 2012 and 2011, respectively. The closing prices of the common shares on the New York Stock Exchange were $15.66 and $12.17 at December 31, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company’s total debt consisted of the following (in billions):

	At December 31,
	2013	2012
Fixed-rate debt(A)	$5.0	$3.9
Variable-rate debt	0.3	0.4

	$5.3	$4.3

(A)	Includes $631.4 million and $632.8 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at December 31, 2013 and 2012, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 24 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$5,258.0	$359.5	$1,251.7	$1,408.9	$2,237.9
Interest payments(A)	1,097.6	245.4	389.0	250.3	212.9
Operating leases	151.2	3.9	8.7	7.0	131.6

Total	$6,506.8	$608.8	$1,649.4	$1,666.2	$2,582.4

(A)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2013, including capitalized interest. For variable-rate debt, the rate in effect at December 31, 2013 (or the pricing and term of the amended Revolving Credit Facilities and Secured Term Loan), is assumed to remain in effect until the respective initial maturity date of each instrument.

The Company has loans receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and real estate assets. The Company had seven and six notes receivable outstanding at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had letters of credit outstanding of $26.7 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $14.7 million for its consolidated properties at December 31, 2013. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. In the event of a debt service shortfall, the Company is responsible for satisfying its share of the shortfall. There are no assets held as collateral or liabilities recorded related to these guaranties. To date, tax revenues have exceeded the debt service payments for these bonds.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At December 31, 2013, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, health and welfare benefits, participation in Company retirement plans and reimbursement of various qualified business expenses. These employment agreements may also provide for certain perquisites (e.g., disability insurance coverage, reimbursement of country or social club expenses related to the conduct of the Company’s business, etc.). The employment agreements for the Company’s Chief Executive Officer and certain other senior executive officers extend through December 31, 2015, and are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

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

ECONOMIC CONDITIONS

The Company believes there has been a favorable shift in the supply-and-demand dynamic for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for 2014 and 2015. The Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 10.3 million square feet of space for both new leases and renewals for the year ended December 31, 2013. The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base with only two tenants exceeding 3.0% of total 2013 consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 3.4% and TJX Companies at 3.1%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, wherein stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy. In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer. Overall, the Company believes its portfolio remained stable at December 31, 2013, as evidenced by the increase in the occupancy rate as further described below. However, there can be no assurance that these events will not adversely affect the Company (see Item 1A. Risk Factors).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy rate was at 92.2% at December 31, 2013, as compared to 91.5% at December 31, 2012. The Company continues to sign new leases at rental rates that reflect consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, including the results of Sonae Sierra Brasil, was $14.18 at December 31, 2013, as compared to $13.66 at December 31, 2012. The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets, as well as continued lease up of the existing portfolio at positive rental spreads. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2013 for the U.S. portfolio was only $3.68 per rentable square foot. The Company generally does not expend significant capital on lease renewals. The Company is very conscious of and sensitive to the risks posed by the economy, but believes the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A. Risk Factors included elsewhere in this report.

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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2013				December 31, 2012
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,967.9	4.7	4.9%	93.8%	$3,885.0	5.3	5.1%	89.9%
Variable-Rate Debt(A)	$326.8	3.9	1.7%	6.2%	$434.1	3.0	1.9%	10.1%

(A)	Adjusted to reflect the $631.4 million and $632.8 million of variable-rate debt that LIBOR was swapped to at a fixed rate of 1.3% at December 31, 2013 and 2012, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	December 31, 2013				December 31, 2012
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,504.2	$454.3	3.7	5.6%	$3,083.7	$518.6	4.0	5.3%
Variable-Rate Debt	$778.4	$175.8	5.3	8.2%	$1,162.7	$206.3	4.3	6.9%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2013 and 2012, the interest rate on the Company’s $631.4 million and $632.8 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $631.4 million and $632.8 million of variable-rate debt that was swapped to a fixed rate at December 31, 2013 and 2012, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at December 31, 2013 and 2012, is summarized as follows (in millions):

	December 31, 2013					December 31, 2012
	Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis- Point Increase in Market Interest Rates
Company’s fixed-rate debt	$4,967.9	$5,226.7	(A)	$4,958.4	(B)	$3,885.0	$4,311.8	(A)	$4,132.2	(B)
Company’s proportionate share of joint venture fixed-rate debt	$454.3	$467.3		$454.1		$518.6	$528.1		$510.2

(A)	Includes the fair value of interest rate swaps, which was a liability of $3.2 million, net, and $17.1 million at December 31, 2013 and 2012, respectively.

(B)	Includes the fair value of interest rate swaps, which was an asset of $15.5 million, net, at December 31, 2013, and an asset of $7.8 million at December 31, 2012.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2013, would result in an increase in interest expense of approximately $3.8 million for the Company and $1.8 million representing the Company’s proportionate share of the joint ventures’

interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2013. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2013, the Company had no other material exposure to market risk.

Item 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2013, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2014 Proxy Statement”), and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Shareholder Advisory Vote to Approve the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the Company’s 2014 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Management and Directors” and “Other Matters—Security Ownership of Certain Beneficial Owners” sections of the Company’s 2014 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2013, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,661,196	(2)	$24.77	8,325,093
Equity compensation plans not approved by security holders	—		—	N/A

Total	2,661,196		$24.77	8,325,093

(1)	Includes the Company’s 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 1,719,543 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors—Independent Directors” and “Other Matters—Review, Approval or Ratification of Transactions with Related Persons” and “—Transaction with the Otto Family” sections of the Company’s 2014 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of the Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending December 31, 2014—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2014 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Operations for the three years ended December 31, 2013.

Consolidated Statements of Comprehensive Loss for the three years ended December 31, 2013.

Consolidated Statements of Equity for the three years ended December 31, 2013.

Consolidated Statements of Cash Flows for the three years ended December 31, 2013.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II —	Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2013.

III — Real Estate and Accumulated Depreciation at December 31, 2013.

IV — Mortgage Loans on Real Estate at December 31, 2013.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRM Properties LLC, DDRTC Core Retail Fund, LLC and Sonae Sierra Brazil BV SARL, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

b)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

2	2.1	Agreement of Purchase and Sale between the Parties listed on Schedule A attached thereto, as REIT Seller, BRE Pentagon Retail Holding B, LLC, as Homart Seller, JDN Real Estate – Lakeland, L.P., as REIT Buyer, and the Company, as Homart Buyer, dated as of May 15, 2013**	Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)

3	3.1	Third Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

3	3.2	Amended and Restated Code of Regulations of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)

4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

4	4.2	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.3	Deposit Agreement, dated as of October 26, 2009, by and between the Company and Mellon Investor Services LLC Relating to Depositary Shares Representing 7 3/8% Class H Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

4	4.4	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC August 1, 2012; File No. 001-11690)

4	4.5	Deposit Agreement, dated as of August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on Form 8-K (Filed with the SEC on August 1, 2012; File No. 001-11690)

4	4.6	Specimen Certificate for 6.250% Class K Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC April 8, 2013; File No. 001-11690)

4	4.7	Deposit Agreement, dated as of April 9, 2013, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.250% Class K Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)	Current Report on Form 8-K (Filed with the SEC on April 9, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.8	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.9	Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.10	First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.11	Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.12	Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.13	Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.14	Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.15	Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)

4	4.16	Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)

4	4.17	Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)

4	4.18	Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

4	4.19	Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

4	4.20	Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on November 11, 2010; File No. 001-11690)

4	4.21	Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on February 28, 2011; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.22	Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)

4	4.23	Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Form S-3 Registration No. 333-184221 (Filed with the SEC on October 1, 2012)

4	4.24	Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

4	4.25	Sixteenth Supplemental Indenture, dated as of May 23, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)

4	4.26	Seventeenth Supplemental Indenture, dated as of November 26, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee	Filed herewith

4	4.27	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.28	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.29	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

4	4.30	Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)

4	4.31	Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.32	Amendment No. 2 to the Eighth Amended and Restated Credit Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

4	4.33	Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)

4	4.34	First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement	Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)

10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)

10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)

10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)

10	10.10	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.12	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)

10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.18	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

10	10.19	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.20	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)

10	10.21	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.22	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)

10	10.23	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)

10	10.24	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)

10	10.25	Form of Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

10	10.26	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.27	Form of 2013 Value Sharing Equity Program Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)

10	10.28	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)

10	10.29	First Amendment to the Amended and Restated Employment Agreement, dated December 31, 2012, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.30	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.31	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.32	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.33	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)

10	10.34	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

10	10.35	First Amendment to the Employment Agreement, dated February 27, 2013, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on March 4, 2013; File No. 001-11690)

10	10.36	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)

10	10.37	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

10	10.38	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference

10	10.39	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

10	10.40	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

10	10.41	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

21	21.1	List of Subsidiaries	Filed herewith

23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

DDR Corp.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDRM Properties LLC, DDRTC Core Retail Fund, LLC and Sonae Sierra Brazil BV SARL have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DDR Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Cleveland, Ohio

February 27, 2014

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	2013	2012
Assets
Land	$2,209,970	$1,900,401
Buildings	6,949,440	5,773,961
Fixtures and tenant improvements	599,221	489,626

	9,758,631	8,163,988
Less: Accumulated depreciation	(1,823,199)	(1,670,717)

	7,935,432	6,493,271
Land held for development and construction in progress	452,980	475,123
Real estate held for sale, net	12,670	—

Total real estate assets, net	8,401,082	6,968,394
Investments in and advances to joint ventures	448,008	613,017
Cash and cash equivalents	86,664	31,174
Restricted cash	33,476	23,658
Accounts receivable, net	129,513	126,228
Notes receivable, net	78,338	68,718
Deferred charges, less accumulated amortization of $41,605 and $31,071, respectively	38,124	42,498
Other assets, net	477,868	182,150

	$9,693,073	$8,055,837

Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,754,120	$2,147,097
Unsecured term loan	350,000	350,000
Revolving credit facilities	29,133	147,905

	3,133,253	2,645,002
Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage and other secured indebtedness	1,761,421	1,274,141

	2,161,421	1,674,141

Total indebtedness	5,294,674	4,319,143
Accounts payable and other liabilities	415,413	326,024
Dividends payable	55,107	44,210

	5,765,194	4,689,377

Commitments and contingencies (Note 9)
DDR Equity
Preferred shares (Note 10)	405,000	405,000
Common shares, with par value, $0.10 stated value; 600,000,000 and 500,000,000 shares authorized; 359,378,751 and 315,239,299 shares issued at December 31, 2013 and 2012, respectively	35,938	31,524
Paid-in capital	5,417,363	4,629,257
Accumulated distributions in excess of net income	(1,915,638)	(1,694,822)
Deferred compensation obligation	16,702	15,556
Accumulated other comprehensive loss	(36,493)	(27,925)
Less: Common shares in treasury at cost: 1,030,053 and 977,673 shares at December 31, 2013 and 2012, respectively	(18,211)	(16,452)

Total DDR shareholders’ equity	3,904,661	3,342,138
Non-controlling interests	23,218	24,322

Total equity	3,927,879	3,366,460

	$9,693,073	$8,055,837

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenues from operations:
Minimum rents	$608,419	$516,997	$471,617
Percentage and overage rents	5,932	4,999	5,825
Recoveries from tenants	198,404	167,248	155,823
Fee and other income	76,033	72,212	80,533

	888,788	761,456	713,798

Rental operation expenses:
Operating and maintenance	137,979	123,893	122,718
Real estate taxes	117,374	99,086	91,860
Impairment charges	44,989	58,783	63,161
General and administrative	79,556	76,444	85,221
Depreciation and amortization	318,076	238,464	205,258

	697,974	596,670	568,218

Other income (expense):
Interest income	23,539	15,799	9,832
Interest expense	(228,869)	(213,261)	(212,839)
Loss on debt retirement, net	—	(13,495)	(89)
Gain on equity derivative instruments	—	—	21,926
Other income (expense), net	(6,629)	(17,826)	(4,987)

	(211,959)	(228,783)	(186,157)

Loss before earnings from equity method investments and other items	(21,145)	(63,997)	(40,577)
Equity in net income of joint ventures	6,819	35,250	13,734
Impairment of joint venture investments	(980)	(26,671)	(2,921)
Gain on change in control and sale of interests, net	19,906	78,127	25,170

Income (loss) before tax expense of taxable REIT subsidiaries and state franchise and income taxes	4,600	22,709	(4,594)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,713)	(1,143)	(1,009)

Income (loss) from continuing operations	1,887	21,566	(5,603)
Loss from discontinued operations	(11,735)	(52,758)	(20,873)

Loss before gain on disposition of real estate	(9,848)	(31,192)	(26,476)
Gain on disposition of real estate, net of tax	467	5,863	7,079

Net loss	$(9,381)	$(25,329)	$(19,397)

Non-controlling interests	(794)	(493)	3,543

Net loss attributable to DDR	$(10,175)	$(25,822)	$(15,854)

Write-off of preferred share original issuance costs	(5,246)	(5,804)	(6,402)
Preferred dividends	(27,721)	(28,645)	(31,587)

Net loss attributable to DDR common shareholders	$(43,142)	$(60,271)	$(53,843)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.12)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.20)

Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.20)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net loss	$(9,381)	$(25,329)	$(19,397)
Other comprehensive (loss) income:
Foreign currency translation	(25,647)	(14,075)	(21,527)
Change in fair value of interest-rate contracts	13,863	(13,094)	(5,978)
Amortization of interest-rate contracts	472	921	56
Unrealized gains on available-for-sale securities	2,043	—	—

Total other comprehensive loss	(9,269)	(26,248)	(27,449)

Comprehensive loss	$(18,650)	$(51,577)	$(46,846)

Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(794)	(493)	3,543
Foreign currency translation	701	(274)	400

Total comprehensive (income) loss attributable to non-controlling interests	(93)	(767)	3,943

Total comprehensive loss attributable to DDR	$(18,743)	$(52,344)	$(42,903)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share amounts)

	DDR Corp.
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2010	$555,000	$25,627	$3,868,990	$(1,378,341)	$14,318	$25,646	$(14,638)	$38,085	$3,134,687
Issuance of 178,081 common shares related to stock plans	—	18	979	—	—	—	432	—	1,429
Issuance of 10,000,000 common shares related to exercise of warrants	—	1,000	133,310	—	—	—	—	—	134,310
Issuance of 9,500,000 common shares for cash offering	—	950	128,715	—	—	—	—	—	129,665
Issuance of restricted stock	—	116	(6,357)	—	530	—	6,238	—	527
Vesting of restricted stock	—	—	2,985	—	(914)	—	(7,049)	—	(4,978)
Stock-based compensation	—	—	3,788	—	—	—	—	—	3,788
Contributions from non-controlling interests	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,308)	(2,308)
Redemption of preferred shares	(180,000)	—	6,402	(6,402)	—	—	—	—	(180,000)
Dividends declared-common shares	—	—	—	(60,527)	—	—	—	—	(60,527)
Dividends declared-preferred shares	—	—	—	(32,229)	—	—	—	—	(32,229)
Comprehensive loss	—	—	—	(15,854)	—	(27,049)	—	(3,943)	(46,846)

Balance, December 31, 2011	375,000	27,711	4,138,812	(1,493,353)	13,934	(1,403)	(15,017)	32,208	3,077,892
Issuance of 322,481 common shares related to stock plans	—	32	2,741	—	—	—	262	—	3,035
Issuance of 36,334,587 common shares for cash offering	—	3,634	485,752	—	—	—	2,743	—	492,129
Issuance of preferred shares	200,000	—	(7,145)	—	—	—	—	—	192,855
Issuance of restricted stock	—	147	(2,334)	—	910	—	2,026	—	749
Vesting of restricted stock	—	—	2,818	—	712	—	(6,466)	—	(2,936)
Stock-based compensation	—	—	2,809	—	—	—	—	—	2,809
Contributions from non-controlling interests	—	—	—	—	—	—	—	492	492
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,145)	(9,145)
Redemption of preferred shares	(170,000)	—	5,804	(5,804)	—	—	—	—	(170,000)
Dividends declared-common shares	—	—	—	(141,152)	—	—	—	—	(141,152)
Dividends declared-preferred shares	—	—	—	(28,691)	—	—	—	—	(28,691)
Comprehensive loss	—	—	—	(25,822)	—	(26,522)	—	767	(51,577)

Balance, December 31, 2012	405,000	31,524	4,629,257	(1,694,822)	15,556	(27,925)	(16,452)	24,322	3,366,460
Issuance of 119,216 common shares related to stock plans	—	12	1,235	—	—	—	375	—	1,622
Issuance of 44,020,236 common shares for cash offering	—	4,402	782,406	—	—	—	1,237	—	788,045
Issuance of preferred shares	150,000	—	(5,137)	—	—	—	—	—	144,863
Issuance of restricted stock	—	—	(3,118)	—	1,272	—	1,846	—	—
Vesting of restricted stock	—	—	3,142	—	(126)	—	(5,217)	—	(2,201)
Stock-based compensation	—	—	4,332	—	—	—	—	—	4,332
Contributions from non-controlling interests	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,571)	(1,571)
Redemption of preferred shares	(150,000)	—	5,246	(5,246)	—	—	—	—	(150,000)
Dividends declared-common shares	—	—	—	(177,709)	—	—	—	—	(177,709)
Dividends declared-preferred shares	—	—	—	(27,686)	—	—	—	—	(27,686)
Comprehensive loss	—	—	—	(10,175)	—	(8,568)	—	93	(18,650)

Balance, December 31, 2013	$405,000	$35,938	$5,417,363	$(1,915,638)	$16,702	$(36,493)	$(18,211)	$23,218	$3,927,879

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net loss	$(9,381)	$(25,329)	$(19,397)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	324,129	251,085	230,332
Stock-based compensation	8,371	7,553	7,439
Amortization of deferred finance costs and settled interest rate protection agreements	14,148	14,110	14,737
Accretion of convertible debt discount	10,789	10,884	14,914
Loss on debt retirement, net	—	505	89
Gain on equity derivative instruments	—	—	(21,926)
Settlement of accreted debt discount on repurchase of senior convertible notes	—	(17,294)	(9,937)
Net cash paid from interest rate hedging contracts	—	(4,689)	(2,285)
Equity in net income of joint ventures	(6,819)	(35,250)	(13,734)
Impairment of joint venture investments	980	26,671	2,921
Net gain on change in control and sale of interests	(19,906)	(78,127)	(29,886)
Operating cash distributions from joint ventures	15,116	13,165	9,424
Gain on disposition of real estate	(11,741)	(9,710)	(47,242)
Impairment charges and loan loss reserves	72,597	130,771	130,844
Premium on issuance of senior notes	—	13,835	—
Change in notes receivable accrued interest	(5,756)	(6,314)	(1,784)
Change in restricted cash	3,610	3,290	(4,317)
Net change in accounts receivable	(3,463)	326	7,358
Net change in accounts payable and accrued expenses	(18,651)	2,580	1,760
Net change in other operating assets and liabilities	(49)	6,134	3,885

Total adjustments	383,355	329,525	292,592

Net cash flow provided by operating activities	373,974	304,196	273,195

Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(857,795)	(393,541)	(93,898)
Real estate developed and improvements to operating real estate	(210,709)	(193,363)	(123,963)
Proceeds from disposition of real estate	236,219	172,231	344,231
Equity contributions to joint ventures	(21,043)	(54,976)	(7,719)
(Issuances) repayments of joint venture advances, net	(41,000)	(149,921)	22,378
Distributions of proceeds from sale and refinancing of joint venture interests	2,429	18,120	21,911
Return of investments in joint ventures	7,450	11,955	9,466
Purchase of securities available-for-sale	(1,800)	—	—
Issuance of notes receivable	(26,555)	(10,239)	(10,000)
Repayment of notes receivable	18,326	1,080	33,208
Change in restricted cash — capital improvements	(3,381)	10,224	5,082

Net cash flow (used for) provided by investing activities	(897,859)	(588,430)	200,696

Cash flow from financing activities:
(Repayments of) proceeds from revolving credit facilities, net	(117,256)	5,511	(138,098)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses, of $1,341, $1,345 and $350 in 2013, 2012 and 2011, respectively	591,006	439,892	295,495
Repayment of senior notes	—	(445,682)	(207,858)
Proceeds from mortgages and other secured debt	46,645	718,506	186,956
Repayment of term loans and mortgage debt	(519,881)	(785,588)	(499,767)
Payment of debt issuance costs	(3,999)	(5,622)	(13,993)
Redemption of preferred shares	(150,000)	(170,000)	(180,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses, of $721, $1,055 and $835 in 2013, 2012 and 2011, respectively	788,045	492,129	129,684
Proceeds from issuance of common shares related to the exercise of warrants	—	—	59,978
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses, of $412 and $845 in 2013 and 2012, respectively	144,863	192,855	—
Repurchase of common shares in conjunction with equity award plans	(4,416)	(3,841)	(6,655)
Contributions from non-controlling interests	374	492	374
Distributions to non-controlling interests and redeemable operating partnership units	(1,565)	(9,128)	(2,250)
Dividends paid	(194,497)	(154,761)	(75,720)

Net cash provided by (used for) financing activities	579,319	274,763	(451,854)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	55,434	(9,471)	22,037
Effect of exchange rate changes on cash and cash equivalents	56	(561)	(247)
Cash and cash equivalents, beginning of year	31,174	41,206	19,416

Cash and cash equivalents, end of year	$86,664	$31,174	$41,206

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Business

DDR Corp. and its related real estate subsidiaries (collectively, the “Company” or “DDR”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities, which are generally collateralized directly or indirectly by shopping centers. Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures. The Company’s tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

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

Principles of Consolidation

The Company follows the provisions of Accounting Standards Codification No. 810, Consolidation (“ASC 810”). This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. When an entity is not deemed to be a VIE, the Company considers the provisions to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights.

At December 31, 2013 and 2012, the Company’s investments in consolidated real estate joint ventures in which the Company was deemed to be the primary beneficiary had total real estate assets of $185.6 million and $184.6 million, respectively, mortgages of $19.0 million and $21.5 million, respectively, and other liabilities of $2.4 million and $1.9 million, respectively.

All significant inter-company balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies in which the Company has the ability to exercise significant influence, but does not have financial or operating control are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these joint ventures and companies is included in consolidated net income.

Prior to June 15, 2012, the Company deconsolidated its interest in consolidated joint venture entities or assets, which the Company considered in-substance real estate when it no longer possessed a controlling financial interest in the entity. In 2011, the Company had a consolidated joint venture that transferred its interest in the real estate to the control of a court-appointed receiver. Following the appointment of the receiver, the Company no longer had any effective economic rights or obligations in this entity. Subsequent to the deconsolidation of this joint venture, the Company accounted for its retained interest in this joint venture investment, which approximated zero at December 31, 2011, under the cost method of accounting because the Company did not have the ability to exercise significant influence. Upon deconsolidation in 2011, the Company recorded a $4.7 million Gain on Deconsolidation of Interest because the carrying value of the non-recourse debt exceeded the carrying value of the collateralized assets of the joint venture. The 2011 revenues and expenses associated with the entity, including the Gain on Deconsolidation of Interest, are classified within discontinued operations in the consolidated statements of operations (Note 13).

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Mortgages assumed from acquisitions	$969.7	$271.6	$173.0
Elimination of the previously held equity interest in unconsolidated joint ventures acquired	186.5	36.8	0.2
Accounts payable related to construction in progress	21.5	18.2	3.4
Write-off of preferred share original issuance costs	5.2	5.8	6.4
Dividends declared	55.1	44.2	29.1
Equity derivative liability – affiliate	—	—	74.3
Deconsolidation of net assets	—	—	5.0

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

Real Estate

Real estate assets, which include construction in progress and land held for development, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Land held for development and construction in progress includes land held for future development as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct (salaries and related personnel costs) and incremental internal construction costs and software development and implementation costs of $10.9 million, $10.5 million and $9.1 million in 2013, 2012 and 2011, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles generally consisting of: (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangibles acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the estimated terms of any below-market, fixed-rate renewal options of the respective leases. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).

Intangibles associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets. In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off. At December 31, 2013 and 2012, below-market leases aggregated a net liability of $123.9 million and $50.4 million, respectively. At December 31, 2013 and 2012, above-market leases aggregated a net asset of $41.5 million and $17.7 million, respectively. The estimated net future amortization income associated with the Company’s above- and below-market leases is $0.1 million, $1.0 million, $2.4 million, $3.7 million and $5.3 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective and requires significant estimates made by management and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of impairment losses may be different, and such differences could be material to the consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If such impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges, including those classified within discontinued operations, of $72.6 million, $126.5 million, and $125.9 million (Note 12) related to consolidated real estate investments during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building. This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities. The Company will cease the capitalization of these expenses when construction activities are substantially completed and the property is available for occupancy by tenants. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Interest paid during the years ended December 31, 2013, 2012 and 2011 aggregated $218.4 million, $209.3 million and $218.6 million, respectively, of which $8.8 million, $13.3 million and $12.7 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis is different from the basis reflected at the unconsolidated joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. The Company recorded aggregate impairment charges of $1.0 million, $26.7 million and $2.9 million (Note 12) related to its investments in unconsolidated joint ventures during the years ended December 31, 2013, 2012 and 2011, respectively. These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture. The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements, operating reserves and a bond sinking fund as required pursuant to the respective loan agreement. For purposes of the consolidated statements of cash flows, changes in restricted cash caused by changes in capital improvements are reflected in cash from investing activities.

Accounts Receivable

The Company makes estimates of the amounts it believes will not be collected related to base rents, straight-line rents receivable, expense reimbursements and other amounts owed. The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $10.0 million and $10.8 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, straight-line rents receivable, net of a provision for uncollectible amounts of $3.9 million and $3.6 million, respectively, aggregated $61.9 million and $58.2 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans. Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount. The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable. The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable is real-estate related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of its loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of the Company’s loans are evaluated individually for this purpose. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms. Interest income on non-performing loans is generally recognized on a cash basis. Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Deferred Charges

Costs incurred in obtaining indebtedness are included in deferred charges in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Such amortization is reflected as interest expense in the consolidated statements of operations.

Deferred Tax Assets

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) and its taxable activity in Puerto Rico under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

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

Available-for-Sale

The Company’s marketable equity securities are recorded at fair value and are included in Other Assets in the accompanying consolidated balance sheets. Any unrealized gains or losses are recorded in Other Comprehensive Income, and any realized gains and losses are recorded using the specific identification method in the accompanying consolidated statements of comprehensive loss. The Company’s marketable securities are Level 1 investments as they have a quoted market price in an active market. See “Fair Value Hierarchy” below for a description of Level 1 investments.

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

Fee and other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Management, development and other fee income	$40,160	$43,706	$47,148
Ancillary and other property income	28,984	27,110	28,017
Lease termination fees	6,316	936	4,396
Other miscellaneous	573	460	972

Total fee and other income	$76,033	$72,212	$80,533

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

For the years ended December 31, 2013, 2012 and 2011, stock-based compensation cost recognized by the Company was $7.4 million, $6.4 million and $6.8 million, respectively. These amounts include $0.1 million, $0.2 million and $1.6 million as a result of accelerated vesting of awards due to employee separations in 2013, 2012 and 2011, respectively.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

Foreign Currency Translation

The financial statements of the Company’s international consolidated and unconsolidated joint venture investments are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, an average exchange rate for each period for revenues, expenses, gains and losses, and at the transaction date for impairments or asset sales, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Loss. Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred. Foreign currency gains or losses from changes in exchange rates were not material to the consolidated operating results.

Derivative and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Refer to Note 8 – Financial Instruments for additional information.

New Accounting Standards

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

Discontinued Operations

In November 2013, the FASB voted to issue a final standard that will change the criteria for determining which disposals are presented as discontinued operations. The revised definition of a discontinued operation will be “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.” The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations, or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.” A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation. The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations. The guidance may be applied prospectively to new disposals and new classifications of disposal groups classified as held for sale after an effective date that is not yet determined. Public entities will be required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is currently assessing the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

2.    Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures at December 31, 2013, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheets, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage	Assets Owned
Sonae Sierra Brasil S.A.	33.3%	10 shopping centers and a management company in Brazil
DDR Domestic Retail Fund I	20.0	59 grocery-anchored retail centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail centers in several states
DDR — SAU Retail Fund, LLC	20.0	27 grocery-anchored retail centers in several states
DDRTC Core Retail Fund, LLC	15.0	27 shopping centers in several states
Coventry II Joint Ventures	20.0	Four shopping centers in several states
BRE DDR Retail Holdings I	5.0	14 shopping centers in several states
BRE DDR Retail Holdings II	5.0	Seven shopping centers in several states
Other Joint Venture Interests	25.25 – 79.45	13 shopping centers in several states and a management company

In addition, included in the condensed combined financial information, the Company has a zero investment basis in 21 retail sites/centers in several states owned through several Coventry II joint ventures and accounted for under the equity method at December 31, 2013, and has no intent or obligation to fund any further capital in these joint ventures.

Condensed combined financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2013(A)	2012
Condensed combined balance sheets
Land	$1,275,232	$1,569,548
Buildings	3,940,806	4,681,462
Fixtures and tenant improvements	266,851	244,293

	5,482,889	6,495,303
Less: Accumulated depreciation	(839,867)	(833,816)

	4,643,022	5,661,487
Land held for development and construction in progress	116,088	348,822

Real estate, net	4,759,110	6,010,309
Cash and restricted cash(B)	282,866	467,200
Receivables, net	101,003	99,098
Other assets	196,615	427,014

	$5,339,594	$7,003,621

Mortgage debt	$3,282,643	$4,246,407
Notes and accrued interest payable to DDR(C)	127,679	143,338
Other liabilities	245,368	342,614

	3,655,690	4,732,359
Redeemable preferred equity	71,771	154,556
Accumulated equity	1,612,133	2,116,706

	$5,339,594	$7,003,621

Company’s share of accumulated equity	$365,297	$432,500

(A)	The net decrease in the balance sheet at December 31, 2013, is primarily attributable to the Company’s acquisition of 30 assets from BRE DDR Retail Holdings I, described later in this footnote, as well as other joint venture asset sales partially offset by a new joint venture entered into in 2013.

(B)	Includes $191.9 million and $347.9 million at December 31, 2013 and 2012, respectively, held by Sonae Sierra Brazil BV SARL.

(C)	The Company has amounts receivable from several joint ventures aggregating $2.7 million and $34.3 million at December 31, 2013 and 2012, respectively, which are included in Investments in and Advances to Joint Ventures on the consolidated balance sheets. The remaining amounts were fully reserved by the Company in prior years.

	For the Year Ended December 31,
	2013	2012	2011
Condensed combined statements of operations
Revenues from operations	$692,368	$666,951	$620,354

Operating expenses	237,538	230,499	198,988
Impairment charges(A)	86,346	840	145,507
Depreciation and amortization	222,756	190,514	157,993
Interest expense	224,133	220,612	201,086

	770,773	642,465	703,574

(Loss) income before tax expense and discontinued operations	(78,405)	24,486	(83,220)
Income tax expense (primarily Sonae Sierra Brasil), net	(27,553)	(25,444)	(38,598)

Loss from continuing operations	(105,958)	(958)	(121,818)
Discontinued operations:
Loss from discontinued operations(B)	(14,567)	(71,787)	(136,684)
Gain on debt forgiveness	—	—	2,976
(Loss) gain on disposition of real estate, net of tax(C)	(19,190)	11,739	18,705

Loss before gain on disposition of real estate, net	(139,715)	(61,006)	(236,821)
Gain on disposition of real estate, net	794	54,582	1,733

Net loss	$(138,921)	$(6,424)	$(235,088)

Non-controlling interests	(26,005)	(42,995)	(16,132)

Net loss attributable to unconsolidated joint ventures	$(164,926)	$(49,419)	$(251,220)

Company’s share of equity in net income (loss) of joint ventures	$3,314	$33,512	$(12,979)
Amortization/adjustments of basis differentials(D)	3,505	1,738	26,713

Equity in net income of joint ventures(E)	$6,819	$35,250	$13,734

(A)	For the years ended December 31, 2013, 2012 and 2011, the Company’s proportionate share was $10.6 million, $0.4 million and $5.7 million, respectively.

(B)	For the years ended December 31, 2013, 2012 and 2011, impairment charges included in discontinued operations related to asset sales were $6.8 million, $56.3 million and $127.0 million, respectively, of which the Company’s proportionate share was $0.7 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company’s proportionate share was not material. The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, and as discussed below.

(C)	For the year ended December 31, 2013, the loss primarily was attributable to an investment in the Coventry II Fund in which the Company had a 20% interest. The joint venture recorded a loss of $32.6 million on the transfer of its ownership of one of its properties to the lender. The Company’s share of the loss is zero as the Company had previously written off its investment in this operating property.

(D)	The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges.

(E)	The Company is not recording income or loss from those investments in which its investment basis is zero as the Company does not have the intent or obligation to fund any additional capital in the joint ventures.

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended December 31,
	2013	2012
Company’s share of accumulated equity	$365.3	$432.5
Redeemable preferred equity and other(A)	72.2	155.0
Basis differentials	10.6	(5.9)
Deferred development fees, net of portion related to the Company’s interest	(2.8)	(2.9)
Notes and accrued interest payable to DDR	2.7	34.3

Investments in and Advances to Joint Ventures	$448.0	$613.0

(A)	Primarily relates to $71.8 million and $154.6 million in preferred equity investments in joint ventures with affiliates of The Blackstone Group L.P. (collectively “Blackstone”), as of December 31, 2013 and 2012, respectively. Approximately $110.0 million of the preferred investment issued in 2012 was applied to fund the Company’s acquisition of its partner’s interest in 30 assets in 2013 (Note 3).

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Management and other fees	$29.3	$28.6	$29.9
Development fees and leasing commissions	10.0	8.7	7.0
Interest income	16.1	9.7	0.1

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

BRE DDR Retail Holdings I Joint Venture

In June 2012, a joint venture between consolidated affiliates of the Company and Blackstone acquired a portfolio of 44 shopping centers aggregating 10.6 million square feet of gross leasable area (“GLA”) (all references to GLA or square feet are unaudited). In October 2013, the Company acquired Blackstone’s 95% interest in 30 of the assets, aggregating 8.5 million square feet of GLA (the

“Blackstone Acquisition”) (Note 3). The joint venture owned 14 assets at December 31, 2013. The condensed financial information above includes the operating results of the 30 assets acquired by the Company through September 30, 2013. Blackstone owns 95% of the common equity of the joint venture, and the remaining 5% common equity interest is owned by a consolidated affiliate of the Company. The Company invested $150.0 million in preferred equity in the joint venture, of which $110.0 million was repaid upon the closing of the Blackstone Acquisition. The preferred equity has a fixed distribution rate of 10% per annum and entitles the Company to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. This distribution is recognized as interest income within the Company’s consolidated statements of operations and is classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets. Blackstone has the right to defer up to 20% of the preferred equity fixed distribution. Any deferred and unpaid preferred equity distributions will continue to accrue at a fixed distribution rate of 10% per annum. The preferred equity is redeemable: (1) at Blackstone’s option, in part, after 18 months following acquisition of the properties, and in full, after two years following acquisition of the properties; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture. The Company provides leasing and property management services to all of the joint venture properties. The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

BRE DDR Retail Holdings II Joint Venture

In 2013, a newly formed joint venture between consolidated affiliates of the Company and Blackstone acquired a portfolio of seven shopping centers (“BRE DDR Retail Holdings II”), aggregating approximately 2.4 million square feet of GLA. The purchase price was $332.0 million, including assumed debt of $206.6 million and $28.0 million of new mortgage debt. Blackstone owns 95% of the common equity of the joint venture and an affiliate of DDR owns the remaining 5%. DDR also invested $30.0 million in preferred equity in the joint venture with a fixed dividend rate of 9% per annum. The Company is entitled to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity. Blackstone has the right to defer up to 22.2% of the preferred equity fixed distribution. The preferred equity has similar provisions to the BRE DDR Retail Holdings I investment disclosed above. DDR provides leasing and management services and has certain rights allowing it to potentially acquire four assets in the portfolio.

Sonae Sierra Brasil

At December 31, 2013, the Company had an approximate 33% interest in an unconsolidated joint venture, Sonae Sierra Brasil, S.A., which owns real estate in Brazil and is headquartered in Sao Paulo, Brazil. The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.14, 1.94 and 1.67 for the years ended December 31, 2013, 2012 and 2011, respectively.

DDRTC Core Retail Fund, LLC

In 2013, the Company purchased its unconsolidated joint venture partner’s 85% ownership interest in five assets. The aggregate purchase price of these assets was $110.5 million. At closing, $92.4 million of aggregate mortgage debt was repaid by the joint venture. Upon acquisition, these shopping centers were unencumbered and consolidated into the Company’s results from operations.

Coventry II Fund

The Company and Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”) to invest in a variety of retail properties that presented opportunities for value creation, such as re-tenanting, market repositioning, resale, redevelopment or expansion. The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. In 2013, the asset owned by Coventry II DDR Tri-County LLC was foreclosed by the lender and 18 other sites were sold to third parties. The Company had previously written down its investment to zero in all of these assets. At December 31, 2013, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $2.1 million. See discussion of legal matters surrounding the Coventry II Fund (Note 9).

Discontinued Operations

Included in discontinued operations in the condensed combined statements of operations for the unconsolidated joint ventures are 27 properties sold in 2013, seven properties sold in 2012 and eight properties sold in 2011.

3.    Acquisitions

In 2013 and 2012, the Company acquired the following shopping centers (dollars in millions):

Location	Date Acquired		Gross Purchase Price	Face Value of Mortgage Debt Assumed
Blackstone Acquisition	October 2013	(A)	$1,548.4	$792.9	(B	)
Orlando, FL and Atlanta, GA	July 2013		258.5	139.4
Parcels adjacent to existing shopping centers	June 2013		11.7	N/A
Tampa, FL; Atlanta, GA; Newport News, VA and Richmond, VA (2 assets)	April 2013	(A)	110.5	N/A
Dallas, TX	March 2013		40.3	N/A
Oakland, CA	February 2013		41.1	N/A
Raleigh, NC	December 2012		44.8	N/A
Charlotte, NC	December 2012		106.4	N/A
Independence, MO	September 2012	(A)	57.8	33.6	(C	)
St. Louis, MO	September 2012	(A)	6.5	3.4	(C	)
Tucson, AZ	August 2012		125.4	24.4
Phoenix, AZ	July 2012	(A)	137.3	105.4	(C	)
Phoenix, AZ	April 2012	(A)	59.9	47.2	(C	)
Portland, OR	April 2012	(A)	77.9	56.6	(C	)
Chicago, IL	March 2012		47.4	N/A

(A)	Acquired from various unconsolidated joint ventures in separate transactions. Due to the change in control that occurred, the Company recorded an aggregate Gain on Change in Control of $19.9 million and $80.0 million for the years ended December 31, 2013 and 2012, respectively, associated with these acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.

(B)	Blackstone mortgage of $395.0 million repaid prior to December 31, 2013.

(C)	Mortgages repaid in full at closing.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2013	2012	2013		2012
Land	$402,289	$118,360	N/A		N/A
Buildings	1,338,851	461,794	(B	)	(B	)
Tenant improvements	35,334	14,479	(B	)	(B	)
In-place leases (including lease origination costs and fair market value of leases)(A)	186,370	51,059	5.2		6.2
Tenant relations	156,990	45,100	5.6		9.3
Other assets	19,536	10,407	N/A		N/A

	2,139,370	701,199
Less: Mortgage debt assumed	(969,734)	(25,414)	N/A		N/A
Less: Below-market leases	(79,499)	(26,162)	15.9		18.4
Less: Other liabilities assumed	(26,456)	(4,118)	N/A		N/A

Net assets acquired	$1,063,681	$645,505

(A)	Includes above-market value leases of $29.2 million and $11.8 million at December 31, 2013 and 2012, respectively.

(B)	Depreciated in accordance with the Company’s policy (Note 1).

	2013	2012
Consideration:
Cash (including debt repaid at closing)	$857,219	$602,297
Repayment of the preferred equity interest and mezzanine loan	160,123	—
Fair value of previously held equity interests(A)	46,339	43,208

Total consideration	$1,063,681	$645,505

(A)	The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions. The discount rates applied to cash flows ranged from approximately 6.5% to 10.5%. The residual capitalization rates applied ranged from approximately 5.75% to 9.75%.

In 2013, the Company incurred $3.3 million of costs related to the acquisition of these assets (not material in 2012). These costs were expensed as incurred and included in other income (expense), net.

Blackstone Acquisition

In 2013, the Company acquired sole ownership of a portfolio of 30 power centers through the Blackstone Acquisition. The transaction was valued at $1.55 billion at 100%. The transaction included a cash payment of $565.6 million to Blackstone. Furthermore, in connection with the closing of the Blackstone Acquisition, the Company assumed Blackstone’s 95% share of $792.9 million of mortgage debt, at face value, of which $139.0 million was repaid upon closing. The Company further repaid an additional $256.0 million of mortgage debt. In addition, $160.1 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon closing. The Company accounted for this transaction as a step acquisition. Due to the change in control that occurred, the Company recorded a Gain on Change in Control of $18.8 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest. The Company funded the cash portion of the consideration, and the repayment of certain of the debt assumed, with a portion of the net proceeds of its issuance and sale of 3.375% senior unsecured notes due 2023 and 3.50% senior unsecured notes due 2021 and its issuance and sale of 39.1 million of its common shares in a forward equity offering (Note 10).

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2013, as if the acquisition of the interests in the properties acquired in 2013 were completed on January 1, 2012. The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2012 and 2011, as if the acquisition of the interests in the properties acquired in 2012 were completed on January 1, 2011 and as if the acquisition of the interests in the properties acquired in 2011 were completed on January 1, 2010. The Gain on Change in Control related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date. Included in the Company’s consolidated statement of operations are $62.6 million, $25.8 million and $10.3 million in total revenues from the date of acquisition through December 31, 2013, 2012 and 2011, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	For the Years Ended December 31, (In thousands, except per share amounts) (Unaudited)
	2013	2012	2011
Pro forma revenues	$1,007,463	$964,018	$786,688

Pro forma (loss) income from continuing operations	$(83,724)	$(133,662)	$50,744

Pro forma loss from discontinued operations	$(11,735)	$(52,758)	$(20,873)

Pro forma net (loss) income attributable to DDR common shareholders	$(128,753)	$(215,499)	$2,504

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.33)	$(0.47)	$0.08
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.15)	(0.07)

Net (loss) income attributable to DDR common shareholders	$(0.36)	$(0.62)	$0.01

Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.33)	$(0.47)	$0.00
Loss from discontinued operations attributable to DDR common shareholders	(0.03)	(0.15)	(0.07)

Net loss attributable to DDR common shareholders	$(0.36)	$(0.62)	$(0.07)

4.    Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consist of the following (in thousands):

	December 31,		Maturity Date	Interest Rate
	2013	2012
Loans receivable	$72,218	$60,378	September 2011 to June 2023	5.7% - 14.0%
Other notes	1,034	3,093	November 2014 to September 2017	8.5% - 12.0%
Tax Increment Financing Bonds (“TIF Bonds”)(A)	5,086	5,247	April 2014 to July 2026	5.5% - 8.5%

	$78,338	$68,718

(A)	Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of December 31, 2013 and 2012, the Company had seven and six loans receivable outstanding, respectively. The following table summarizes the activity in loans receivable on real estate from January 1, 2012, to December 31, 2013 (in thousands):

	2013	2012
Balance at January 1	$60,378	$84,541
Additions:
New mortgage loans	26,508	10,239
Interest	773	876
Accretion of discount	874	826
Deductions:
Payments of principal and interest	(16,315)	(104)
Loan loss reserve(A)	—	(4,300)
Other(B)	—	(31,700)

Balance at December 31	$72,218	$60,378

(A)	Amount classified in Other expense, net in the consolidated statement of operations for the year ended December 31, 2012.

(B)	Loan assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings I and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012, upon the Company’s acquisition of its equity interest in the joint venture. This loan was repaid and applied toward funding of the Blackstone Acquisition in 2013 (Note 3).

The following table summarizes the activity in the loan loss reserve from January 1, 2011, to December 31, 2013 (in thousands):

	2013	2012	2011
Balance at January 1	$15,106	$10,806	$10,806
Additions:
Loan loss reserve	—	4,300	5,000	(A)
Deductions:
Write downs	—	—	(5,000	)(A)

Balance at December 31	$15,106	$15,106	$10,806

(A)	In 2011, the Company sold a note receivable with a face value, including accrued interest, of $11.8 million for proceeds of $6.8 million, which resulted in the recognition of a $5.0 million reserve. A loan loss reserve had not been previously established based on the estimated value of the underlying real estate collateral.

At December 31, 2013, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due and one loan that is fully reserved. No other loans outstanding are past due. The Company is no longer accruing interest income on this note as no payments have been received. A loan loss reserve of $4.3 million was established in 2012 based on the estimated value of the underlying real estate collateral.

5.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$218,568	$67,105
Tenant relations, net	191,045	62,175

Total intangible assets, net	409,613	129,280
Other assets:
Prepaid expenses	14,082	12,469
Deposits	8,770	10,580
Other assets(A)	45,403	29,821

Total other assets	$477,868	$182,150

(A)	Includes deferred tax assets (Note 17).

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $57.0 million, $17.5 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization expense associated with the Company’s intangible assets, excluding the fair market value of leases, is $103.6 million, $73.6 million, $53.8 million, $42.4 million and $28.8 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

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

6.    Revolving Credit Facilities, Term Loans, Mortgages Payable and Scheduled Principal Repayments

The following table discloses certain information regarding the Company’s revolving credit facilities, term loan and mortgages payable (in millions):

	Carrying Value at December 31,		Weighted- Average Interest Rate(A) at December 31,		Maturity Date at December 31, 2013
	2013	2012	2013	2012
Unsecured indebtedness:
Unsecured Credit Facility	$29.1	$117.9	2.2%	2.2%	April 2017
PNC Facility	—	30.0	N/A	1.9%	April 2017
Unsecured Term Loan — Tranche 1	50.0	50.0	2.1%	2.3%	January 2017
Unsecured Term Loan — Tranche 2	300.0	300.0	3.2%	3.4%	January 2019
Secured indebtedness:
Secured Term Loan	400.0	400.0	1.8%	2.2%	April 2017
Mortgage indebtedness — Fixed Rate	1,663.7	1,187.9	5.2%	4.9%	April 2014 - February 2022
Mortgage indebtedness — Variable Rate	97.7	86.2	1.8%	1.7%	January 2015 - December 2037

(A)	Interest rate on variable rate debt calculated based on base rate and spreads in effect at December 31, 2013 and 2012.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was amended in January 2013. The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018, at the Company’s option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2013. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At December 31, 2013, the Company had US$4.6 million of Euro-denominated borrowings and US$24.5 million of Canadian dollar-denominated borrowings outstanding (Note 8). At December 31, 2013, the Company did not have any US$ borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility was also amended in January 2013 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at December 31, 2013), as defined in the respective facility, or (ii) LIBOR, plus a specified spread

(1.15% at December 31, 2013). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of Funds From Operations (as defined in the agreement) for the prior twelve-month period unless required to maintain REIT status. The Company was in compliance with these covenants at December 31, 2013.

Unsecured Term Loan

The Company maintains a $350 million unsecured term loan (the “Unsecured Term Loan”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association and PNC Bank serve as the administrative agents. As of December 31, 2013 and 2012, the Unsecured Term Loan consisted of a $50 million tranche (“Tranche 1”) and a $300 million tranche (“Tranche 2”). The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.5% and 1.9% for Tranche 1 and Tranche 2, respectively, at December 31, 2013, and 1.7% and 2.1% for Tranche 1 and Tranche 2, respectively, at December 31, 2012). The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2013.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent, which was amended in January 2013. The Secured Term Loan includes an option to extend the maturity for one year to April 2018, at the Company’s option. Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.35% at December 31, 2013) based on the Company’s long-term senior unsecured debt rating. The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2013.

Mortgages Payable

At December 31, 2013, mortgages payable, collateralized by investments and real estate with a net book value of $3.1 billion, and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

As of December 31, 2013, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, senior notes (Note 7) and mortgages payable, excluding extension options, as of December 31, 2013, are as follows (in thousands):

Year	Amount
2014	$359,528
2015	957,875
2016	293,818
2017	932,484
2018	476,382
Thereafter	2,237,877

$5,257,964
Unamortized fair market value of assumed debt	36,710

Total indebtedness	$5,294,674

Total gross fees paid by the Company for the Revolving Credit Facilities and Term Loans in 2013, 2012 and 2011 aggregated $3.2 million, $3.0 million and $4.0 million, respectively. For the years ended December 31, 2012 and 2011, the Company incurred debt extinguishment costs (including the write-off of unamortized debt issuance costs) associated with the Company’s indebtedness of $0.4 million and $7.9 million, respectively, which are reflected in other expense in the Company’s consolidated statements of operations.

7.    Senior Notes

The following table discloses certain information regarding the Company’s fixed-rate Senior Notes (in millions):

	Carrying Value at December 31,		Coupon Rate at December 31, 2013	Effective Interest Rate at December 31, 2013	Maturity Date at December 31, 2013
	2013	2012
Unsecured indebtedness:
Senior Notes	$2,425.2	$1,825.2	3.375% – 9.625%	3.5% – 9.9%	May 2015 - May 2023
Senior Notes — Premium, net	0.2	4.0
Senior Convertible Notes due 2040, net(A)	328.7	317.9	1.75%	5.3%	November 2040

Total Senior Notes	$2,754.1	$2,147.1

(A)	The Company may redeem the senior convertible notes any time on or after November 15, 2015, in whole or in part, for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest through, but excluding, the redemption date. The holders of the senior convertible notes may require the Company to repurchase their notes in whole or in part on specified dates, the first of which is November 15, 2015.

In 2013, the Company issued $300 million aggregate principal amount of 3.375% senior unsecured notes due May 2023 and $300 million aggregate principal amount of 3.50% senior unsecured notes due January 2021. The notes were offered to investors at a discount to par of 99.397% and 99.327%, respectively. The Company used the net proceeds to partially fund the purchase price for and repay mortgage debt assumed in connection with the Blackstone Acquisition (Note 3).

The senior convertible notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company. The senior convertible notes may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, the Company’s common shares. The senior convertible notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly common share dividend. If certain conditions are met, the incremental value can be settled in cash or in the Company’s common shares at the Company’s option. The senior convertible notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the senior convertible notes. The senior convertible notes due 2040 have a conversion price of $15.33 and $15.76 at December 31, 2013 and 2012, respectively. The senior convertible notes due 2040 are convertible based on certain circumstances including, but not limited to, the Company’s closing sale price of its common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than 125% of the conversion price per common share in effect on the applicable trading day.

The Company’s carrying amounts of its debt and equity balances for the senior convertible notes are as follows (in thousands):

	December 31,
	2013	2012
Carrying value of equity component	$52,497	$52,497

Principal amount of senior convertible notes	$350,000	$350,000
Remaining unamortized debt discount	(21,331)	(32,120)

Net carrying value of senior convertible notes	$328,669	$317,880

As of December 31, 2013, the remaining amortization period for the debt discount was 22 months for the senior convertible notes, the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date or maturity date).

The Company’s various fixed-rate senior notes have interest coupon rates averaging 5.3% and 5.8% at December 31, 2013 and 2012, respectively. Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes and senior convertible notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status. Interest is paid semiannually in arrears. At December 31, 2013, the Company was in compliance with all of the financial and other covenants.

During the years ended December 31, 2012 and 2011, the Company purchased $60.0 million and $36.1 million, respectively, aggregate principal amount of its outstanding senior unsecured notes. The Company recorded a net loss on retirement of $13.5 million and $0.1 million in 2012 and 2011, respectively. The Company allocated the consideration paid for the senior convertible notes due 2011 and 2012 ($19.4 million repurchased in 2011) between the liability components and equity components based on the fair value of those components immediately prior to the purchases and recorded a gain based on the difference in the amount of consideration paid as compared to the carrying amount of the debt, net of the unamortized discount.

8.    Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At December 31, 2013 and 2012, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Liabilities) and marketable securities (included in Other Assets), which include investments in the Company’s Elective Deferred Compensation Plan (Note 15) and investments in securities measured at fair value on a recurring basis as of December 31, 2013 and 2012. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2013
Derivative Financial Instruments	$—	$(3.2)	$—	$(3.2)
Marketable Securities	$7.4	$—	$—	$7.4
December 31, 2012
Derivative Financial Instruments	$—	$(17.1)	$—	$(17.1)
Marketable Securities	$2.9	$—	$—	$2.9

The unrealized loss of $13.9 million and $8.3 million included in other comprehensive loss (“OCI”) is attributable to the net change in fair value related to derivative financial instruments that remained outstanding at December 31, 2013 and 2012, respectively, none of which were reported in the Company’s consolidated statements of operations because the Swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures and equity derivative instruments are considered financial assets. See discussion of fair value considerations of equity derivative instruments in Note 10 and joint venture investments in Note 12.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Other Assets, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities. The Company’s marketable equity securities have been classified as available-for-sale and are recorded at fair value.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $148.2 million and $250.7 million at December 31, 2013 and 2012, respectively, as compared to the carrying amounts of $145.5 million and $250.4 million, respectively. The carrying value of the TIF bonds, which was $5.1 million and $5.2 million at December 31, 2013 and 2012, respectively, approximated their fair value as of both dates. The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

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

Debt instruments at December 31, 2013 and 2012, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,754,120	$2,991,698	$2,147,097	$2,503,127
Revolving Credit Facilities and Term Loans	779,133	787,772	897,905	903,210
Mortgage indebtedness	1,761,421	1,779,375	1,274,141	1,324,969

	$5,294,674	$5,558,845	$4,319,143	$4,731,306

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses interest rate swaps as part of its interest rate risk management strategy. The Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2013 and 2012, the notional amount of the Swaps was $631.4 million and $632.8 million, respectively. The following table discloses certain information regarding the Company’s 10 outstanding interest rate swaps (not including the specified spreads), as well as their classification on the consolidated balance sheets, as of December 31, 2013 and December 31, 2012 (in millions):

	Aggregate Notional Amount	Counterparty Pays Variable Rate	DDR Pays Fixed Rate	Fair Value at December 31,
Maturity Date				2013		2012
				Asset	Liability	Asset	Liability
June 2014	$100.0	1 Month LIBOR	1.0%	$—	$(0.4)	$—	$(1.2)
June 2015	$50.0	1 Month LIBOR	0.6%	—	(0.2)	—	(0.3)
July 2015	$100.0	1 Month LIBOR	0.5%	—	(0.4)	—	(0.5)
September 2017	$81.4	1 Month LIBOR	2.8%	—	(5.0)	—	(7.8)
January 2018	$100.0	1 Month LIBOR	0.9%	1.4	—	—	(0.7)
February 2019	$100.0	1 Month LIBOR	1.6%	0.5	—	—	(3.5)
February 2019	$100.0	1 Month LIBOR	1.5%	0.9	—	—	(3.1)

Other Assets				$2.8	N/A	$—	N/A

Accounts Payable				N/A	$(6.0)	N/A	$(17.1)

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of $6.6 million related to the Swaps.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three years ended December 31, 2013, the amount of hedge ineffectiveness recorded was not material.

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

Effect on Net Loss and OCI

The effect of the Company’s cash flow hedges and net investment hedge instruments on net loss and OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2013	2012	2011		2013	2012	2011
Cash flow hedges
Interest rate contracts	$(13.9)	$(8.3)	$(3.6)	Interest Expense	$(0.4)	$(0.9)	$(0.1)

Net investment hedges
Euro-denominated	$(0.2)	$—	$(0.2)		$—	$—	$—
Canadian dollar-denominated	1.7	—	(0.4)		—	—	—

Total:	$1.5	$—	$(0.6)		$—	$—	$—

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

On or about January 23, 2013, Oxford advised the Company that approximately $11 million paid by the Company to Oxford for the sole purpose of paying various Vendors had instead been used to repay commercial financing obligations incurred by Oxford and its affiliates to a third-party lender. As a result, Oxford had insufficient funds to pay the Vendors in accordance with the Agreement. On January 28, 2013, the Company terminated the Agreement based upon Oxford’s violations of the Agreement, principally due to its insolvency. In February 2013, Oxford and several affiliates filed bankruptcy petitions in the United States Bankruptcy Court for the District of New Jersey.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $14.7 million as of December 31, 2013.

At December 31, 2013, the Company had letters of credit outstanding of $26.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $5.2 million at December 31, 2013.

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used to finance certain infrastructure and parking facility improvements. In the event of a debt service shortfall, the Company is responsible for satisfying its share of the shortfall. There are no assets held as collateral or liabilities recorded related to these guaranties. To date, tax revenues have exceeded the debt service payments for these bonds.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises as of December 31, 2013, are as follows for continuing operations (in thousands):

2014	$686,316
2015	613,843
2016	528,623
2017	433,311
2018	334,392
Thereafter	1,118,312

$3,714,797

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, as of December 31, 2013, are as follows for continuing operations (in thousands):

2014	$3,937
2015	4,423
2016	4,258
2017	3,548
2018	3,411
Thereafter	131,651

$151,228

10.    Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

Non-controlling interests relate to the following (in millions):

	December 31,
	2013	2012
Consolidated joint venture interests	$15.8	$16.9
Operating partnership units	7.4	7.4

	$23.2	$24.3

At December 31, 2013 and 2012, the Company had 369,176 operating partnership units (“OP Units”) outstanding. These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances, at the option of the Company into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s balance sheet as non-controlling interests.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2013	2012
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 and 410,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	$55,000	$205,000
Class J — 6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2013 and 2012	200,000	200,000
Class K — 6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 issued and outstanding at December 31, 2013	150,000	—

	$405,000	$405,000

In April 2013, the Company issued $150.0 million of its newly designated 6.25% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) at a price of $500.00 per Class K Preferred Share (or $25.00 per depositary share). In addition, in May 2013, the Company redeemed $150.0 million of its $205.0 million of 7.375% Class H Cumulative Redeemable Preferred Shares (the “Class H Preferred Shares”) at a redemption price of $25.1127 per Class H depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.1127 prorated to the redemption date). The Company recorded a charge of $5.2 million to net loss attributable to common shareholders in 2013 relating to the prorated write-off of the Class H Preferred Share original issuance costs. In 2012 and 2011, the Company also recorded charges of $5.8 million and $6.4 million, respectively, to net loss attributable to common shareholders related to the write-off of preferred share original issuance costs triggered by the redemption of the related preferred shares.

The Class H, Class J and Class K depositary shares represent 1/20 of a Class H, Class J and Class K preferred share and have a stated value of $500 per share. The Class H depositary shares are redeemable by the Company. The Class J depositary shares are not redeemable by the Company prior to August 1, 2017, and the Class K depositary shares are not redeemable by the Company prior to April 9, 2018, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 Class A Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class B Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class C Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class D Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class E Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class F Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class G Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class H Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class I Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class J Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value

•	750,000 Non-Cumulative Preferred Shares, without par value

•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value. Dividends declared per share of common stock were $0.54, $0.48 and $0.22 for 2013, 2012 and 2011, respectively, which were paid in cash.

The Company issued common shares, including through the use of its continuous equity programs, for the years ended December 31, 2013, 2012 and 2011, as follows (amounts in millions, except per share):

	Number of Shares Sold	Average Price Per Share	Net Proceeds
2013	44.1	$18.76	$788.0
2012	36.5	$13.98	$492.1
2011	9.5	$13.71	$129.7

Equity Derivative Instruments—Otto Transaction

In 2009, the Company issued 32.9 million common shares and warrants to purchase 10.0 million common shares to Mr. Alexander Otto (the “Investor”) and certain members of the Otto family (collectively with the Investor, the “Otto Family”) for aggregate gross proceeds of $112.5 million (the “Stock Purchase Agreement”). No separate consideration was paid for the warrants. The share issuances, together with the warrant issuances, are collectively referred to as the “Otto Transaction.” In March 2011, the Otto Family exercised all 10.0 million warrants for cash at $6.00 per common share. The exercise price of the warrants was subject to downward adjustment if the weighted-average purchase price of all additional common shares sold, as defined, from the date of issuance of the applicable warrant was less than $6.00 per share (herein, along with the share issuances, referred to as “Downward Price Protection Provisions”).

Although not triggered prior to the exercise date of March 18, 2011, the exercise price of the warrants was subject to the Downward Price Protection Provisions, described above, which resulted in the warrants being required to be recorded at fair value as of the shareholder approval date of the Stock Purchase Agreement, which was April 9, 2009, and marked-to-market through earnings as of each balance sheet date thereafter until the exercise date. These equity derivative instruments were issued as part of the Company’s overall deleveraging strategy and were not issued in connection with any speculative trading activity or to mitigate any market risks.

The fair value of the Company’s equity derivative instruments (warrants) was $74.3 million at the exercise date. Upon exercise and issuance of common shares, this liability was reclassified to paid-in capital and aggregated with the cash proceeds in the consolidated statement of equity. The gain of $21.9 million for this contract was recorded as Gain on Equity Derivative Instruments in the Company’s consolidated statement of operations and was derived principally from the changes in the Company’s stock price from the shareholder approval date through the exercise date of the warrants.

Measurement of Fair Value—Equity Derivative Instruments Valued on a Recurring Basis

The valuation of these instruments was determined using an option pricing model that considered all relevant assumptions including the Downward Price Protection Provisions. The two key unobservable input assumptions included in the valuation of the warrants were the volatility and dividend yield. Both measures were susceptible to change over time given the impact of movements in the Company’s common share price on each. The dividend yield assumptions used ranged from 3.0% to 3.2% from January 1 through the exercise date in 2011. The volatility assumption used was 36.6% based on implied volatility in the first quarter of 2011. The Company determined that this assumption was more representative of how a market participant would value the instruments given the shorter term nature of the warrants. The Company determined that the warrants fell within Level 3 of the fair value hierarchy due to the volatility and dividend yield assumptions used in the overall valuation.

11.    Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows:

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains on Marketable Securities	Total
Balance December 31, 2012	$(22,247)	$(5,678)	$—	$(27,925)

Other comprehensive income (loss) before reclassification	13,863	(24,946)	2,043	(9,040)
Amounts reclassified from accumulated other comprehensive loss(A)	472	—	—	472

Net current-period other comprehensive income (loss)	14,335	(24,946)	2,043	(8,568)

Balance December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)

(A)	Reflects amortization classified in Interest Expense of $0.6 million, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, which was previously recognized in Accumulated Other Comprehensive Income in the Company’s consolidated statement of operations for the year ended December 31, 2013.

12.    Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Land held for development(A)	$—	$10.1	$54.2
Undeveloped land(B)	3.0	20.1	9.0
Assets marketed for sale(B)	42.0	28.6	—

Total continuing operations	$45.0	$58.8	$63.2

Sold assets or assets held for sale – discontinued operations	27.6	67.7	62.7
Joint venture investments(C)	1.0	26.7	2.9

Total impairment charges	$73.6	$153.2	$128.8

(A)	Amounts reported in the year ended December 31, 2012, primarily related to land held for development in Canada that was owned through a consolidated joint venture (Note 14).

Amounts reported in the year ended December 31, 2011, primarily were related to the investment in land held for development in Russia (the “Yaroslavl Project”) and land held for development in Canada that were owned through consolidated joint ventures. The Company’s proportionate share of the loss was $50.4 million after adjusting for the allocation of loss to the non-controlling interest in certain of the projects. The Company sold its interest in the land held for development in Canada in the fourth quarter of 2011 to its joint venture partner in the project (Note 14). The Yaroslavl Project was sold to a third party in the first quarter of 2012 (Note 14).

(B)	These charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of one or more potential transactions.

(C)	Represents “other than temporary impairment” charges on unconsolidated joint venture investments. In 2012, the charges related primarily to the investment in the Coventry II DDR Montgomery Farm LLC joint venture in which the Company has sold its interest.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2013, 2012 and 2011. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2013
Long-lived assets held and used and held for sale	$—	$—	$164.2	$164.2	$72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0
December 31, 2012
Long-lived assets held and used	—	—	180.7	180.7	126.5
Unconsolidated joint venture investments	—	—	4.7	4.7	26.7
Deconsolidated joint venture investment	—	—	56.1	56.1	9.3
December 31, 2011
Long-lived assets held and used and held for sale	—	—	212.0	212.0	125.9
Unconsolidated joint venture investments	—	—	5.5	5.5	2.9

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31,		Valuation Technique	Unobservable Inputs	Range
Description	2013	2012			2013	2012
Impairment of consolidated assets	$85.7	$136.6	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	75.5	44.1	Income Capitalization Approach(B)	Market Capitalization Rate	8% - 10%	8% - 12%
				Price Per Square Foot	$12 - $117	$15 - $47

Impairment of consolidated assets – held for sale	3.0	—	Indicative Bid	Indicative Bid	N/A	N/A

Impairment of joint venture investments(C)	35.3	4.7	Income Capitalization Approach	Market Capitalization Rate	N/A	8%
			Discounted Cash Flow	Discount Rate	8% - 15%	11%
				Terminal Capitalization Rate	N/A	5.5% - 8.5%

Deconsolidated joint venture investment(D)	—	56.1	Discounted Cash Flow	Discount Rate	N/A	8% - 15%

(A)	Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Vacant space in certain assets was valued based on a price per square foot.

(C)	The fair value measurements also include consideration of the fair market value of debt. These inputs are further described in the debt section of Note 8.

(D)	Related to loss reported in Change in Control and Sale of Interests (Note 2).

13.    Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2013, the Company sold 39 properties and had two properties held for sale at December 31, 2013, that were classified as discontinued operations for the years ended December 31, 2013, 2012 and 2011.

Included in discontinued operations for the three years ended December 31, 2013, are 105 properties (99 previously included in the shopping center segment and six previously included in the other investments segment (none remaining at December 31, 2013 or 2012)). Included in discontinued operations is one property that was deconsolidated for accounting purposes in 2011 (Note 1).

The balance sheet related to the assets held for sale and the operating results related to assets sold, designated as held for sale or deconsolidated as of December 31, 2013, are as follows (in thousands):

December 31, 2013
Land	$3,597
Buildings	12,590
Fixtures and tenant improvements	263

16,450
Less: Accumulated depreciation	(3,780)

Total assets held for sale	$12,670

	For the Year Ended December 31,
	2013	2012	2011
Revenues	$22,389	$48,184	$85,018

Operating expenses	6,780	14,310	31,443
Impairment charges	27,608	67,688	62,683
Interest, net	4,957	10,124	24,379
Debt extinguishment costs, net	—	45	7,191
Depreciation and amortization	6,053	12,622	25,074

	45,398	104,789	150,770

Loss from discontinued operations	(23,009)	(56,605)	(65,752)
Gain on deconsolidation of interest	—	—	4,716
Gain on disposition of real estate, net of tax	11,274	3,847	40,163

Loss from discontinued operations	$(11,735)	$(52,758)	$(20,873)

Disposition of Real Estate and Real Estate Investments

The Company recorded net gains on disposition of real estate and real estate investments as follows (in millions):

	For the Year Ended December 31
	2013	2012	2011
Land sales(A)	$0.3	$5.6	$(0.4)
Previously deferred gains and other gains and losses on dispositions(B)	0.2	0.3	7.5

	$0.5	$5.9	$7.1

(A)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(B)	These gains are a result of partial asset sales that did not meet the criteria for discontinued operations and assets that were contributed to joint ventures in prior years.

14.    Transactions with Related Parties

In 2012, the Company sold its interest in a consolidated joint venture which owned property in East Gwillimbury, Canada, to its joint venture partner (Note 12). In 2011, the Company sold its interest in a consolidated joint venture which owned property in Brampton, Canada, to its joint venture partner (Note 12). In 2011, the Company sold its interest in an unconsolidated joint venture which owned property in Wisconsin to its joint venture partner.

The Investor (Note 10) is the Chief Executive Officer of ECE Projektmanagement G.m.b.H. & Co. KG (“ECE”), which is a fully integrated international developer, owner and manager of shopping centers. In 2007, DDR and ECE formed a joint venture to fund investments in new retail developments to be constructed in western Russia and Ukraine (“ECE Joint Venture”). DDR contributed 75% of the equity of the joint venture, and ECE contributed the remaining 25% of the equity. The Company consolidates the ECE Joint Venture. ECE, through its wholly-owned affiliates, was to provide development, property management, leasing and asset management services to the ECE Joint Venture and be paid fees, pursuant to service agreements. In addition, two of the Company’s directors hold various positions with affiliates of ECE, the Otto Family and/or the ECE Joint Venture’s general partner. In 2011, the ECE Joint Venture entered into an agreement to sell the Yaroslavl Project (Note 10 and 12), which was sold in 2012. In connection with the sale, an affiliate of the Company’s joint venture partner entered into certain leasing and management agreements with the buyer of the Yaroslavl Project and will receive fees in exchange for its services.

In 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT Retail Trust (“EDT”) collateralized by equity interests in six shopping center assets managed by the Company. Although the Company’s interest in EDT was redeemed in 2009, the Company retained two positions on EDT’s board of directors through June 2012. The mezzanine loan bore interest at a fixed rate of 10%. For the first six months of 2012, the period in which EDT owned the assets, the Company recorded $1.5 million of interest income, and for the year ended December 31, 2011, the Company recorded $3.2 million in interest income. The loan was assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings, LLC and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012 (Note 2). In 2013, this loan was repaid in its entirety and applied to fund the Blackstone Acquisition (Notes 2 and 3).

Transactions with the Company’s equity affiliates are described in Note 2.

15.    Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, awards available for grant were 8.3 million common shares at December 31, 2013.

During 2013, 2012 and 2011, $7.4 million, $6.4 million and $6.8 million, respectively, was charged to expense associated with awards under the Company’s equity-based award plans. This charge is included in general and administrative expenses in the Company’s consolidated statements of operations.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof. Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

The fair values for option awards granted in 2013, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Weighted-average fair value of grants	$5.31	$5.07	$5.63
Risk-free interest rate (range)	0.9% - 1.8%	0.5% - 1.1%	1.4% - 3.0%
Dividend yield (range)	4.1% - 4.5%	3.6% - 4.7%	3.4% - 4.9%
Expected life (range)	5 - 6 years	4 - 5 years	7 years
Expected volatility (range)	49.2% - 52.5%	50.8% - 66.8%	52.1% - 69.0%

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

The following table reflects the stock option activity described above:

			Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
	Number of Options (thousands)
	Employees	Directors
Balance December 31, 2010	3,223	20	$28.28
Granted	276	—	13.72
Exercised	(192)	—	6.39
Forfeited	(624)	(10)	41.02

Balance December 31, 2011	2,683	10	$25.35
Granted	345	—	13.87
Exercised	(266)	—	6.54
Forfeited	(166)	(10)	26.21

Balance December 31, 2012	2,596	—	$25.70
Granted	345	—	16.91
Exercised	(87)	—	9.25
Forfeited	(193)	—	28.10

Balance December 31, 2013	2,661	—	$24.77	5.1	$6,919

Options exercisable at December 31,
2013	2,052	—	$27.53	4.1	$6,491
2012	2,035	—	$29.12	4.5	$6,538
2011	2,230	10	$28.00	5.2	$5,177

The following table summarizes the characteristics of the options outstanding at December 31, 2013 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/13	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable as of 12/31/13	Weighted- Average Exercise Price
$0.00-$6.50	531	4.9	$6.01	531	$6.01
$6.51-$12.50	249	6.3	10.45	239	10.41
$12.51-$29.50	827	8.3	15.11	228	13.89
$29.51-$49.50	714	2.3	38.18	714	38.18
$49.51-$69.50	340	2.8	59.90	340	59.90

	2,661	5.1	$24.77	2,052	$27.53

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2013 (options in thousands):

	Options	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	561	$5.21
Granted	345	5.31
Vested	(269)	5.25
Forfeited	(28)	5.40

Unvested at December 31, 2013	609	$5.26

As of December 31, 2013, total unrecognized stock option compensation cost granted under the plans was $1.9 million, which is expected to be recognized over a weighted-average 1.8-year term.

Exercises of Employee Stock Options

The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available (in millions).

	For the Year Ended December 31,
	2013	2012	2011
Cash received for exercise price	$0.8	$1.7	$2.0
Intrinsic value	0.7	2.2	1.4

Restricted Stock Awards

In 2013, 2012 and 2011, the Board of Directors approved grants of 0.2 million, 0.3 million and 0.2 million restricted common shares, respectively, to executives of the Company. The restricted stock grants generally vest in equal annual amounts over a four-year period. Restricted share awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $9.25 to $16.92, which was equal to the market value of the Company’s common shares at the date of grant. As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors in each of the three years ended December 31, 2013. These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

In 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “2009 VSEP”) and the grant of awards to certain of the Company’s executives. On December 31, 2012, the final measurement date, each participant received a number of the Company’s common shares with an aggregate value equal to the participant’s full percentage share of the value created. These award grants are reflected as restricted stock and vest in equal annual amounts through December 31, 2016.

The following table reflects the activity for unvested restricted stock awards, including those awarded through the 2009 VSEP, for the year ended December 31, 2013 (awards in thousands):

	Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	2,416	$13.87
Granted	237	16.92
Vested	(906)	13.73
Forfeited	(28)	7.97

Unvested at December 31, 2013	1,719	$14.35

As of December 31, 2013, total unrecognized compensation of restricted stock award arrangements and remaining 2009 VESP awards granted under the plans was $9.2 million, which is expected to be recognized over a weighted-average, 2.1-year term.

2013 Value Sharing Equity Program

On December 31, 2012, the Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”), under which the Board granted awards to certain officers of the Company on January 1, 2013. The 2013 VSEP awards, if earned, may result in the granting of common shares of the Company to participants on future measurement dates over three years, subject to an additional four-year service-based vesting schedule. As a result, in general, the total compensation available to participants under the 2013 VSEP, if any, will be fully earned only after seven years (the three-year performance period and the final four-year service-based vesting period).

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

Absolute Performance Awards. Under the absolute performance awards, on five specified measurement dates (occurring on December 31, 2013 and approximately every six months thereafter through December 31, 2015), DDR will measure the “Value Created” during the period between the start of the 2013 VSEP and the applicable measurement date. Value Created is measured for each period for the absolute performance awards as the increase in DDR’s market capitalization (i.e., the product of DDR’s five-day trailing average share price as of each measurement date (price-only appreciation, not total shareholder return) and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, between the start of the 2013 VSEP and the applicable measurement date. The share price used for purposes of determining Value Created for the absolute performance awards during any measurement period is capped based on an 8.0% per year compound annual growth rate for DDR shares from the start of the 2013 VSEP through the end of 2015 (the “Maximum Ending Share Price”).

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

Relative Performance Awards. Under the relative performance awards, on December 31, 2015 (or, if earlier, upon a change in control), DDR will compare its dividend-adjusted share price performance during the period between the start of the 2013 VSEP and December 31, 2015 to the performance of a comparable hypothetical investment in the NAREIT Index (in each case as adjusted for equity issuances and/or equity repurchases during the same period). No relative performance awards will be earned by participants unless and until the absolute performance awards have already been earned by DDR achieving its Maximum Ending Share Price, and thus achieving maximum performance for the absolute performance awards.

If DDR’s relative performance exceeds the NAREIT Index, the relative performance awards may be earned provided certain conditions are met. First, DDR’s five-day trailing average share price as of December 31, 2015 must be equal to or exceed the Maximum Ending Share Price. Second, the participant must be employed with DDR on the measurement date for the relative performance awards. If, after satisfaction of those conditions, DDR’s relative performance exceeds the NAREIT Index performance (subject to a not-less-than-minimum level of NAREIT Index performance), each participant will earn DDR common shares based on the participant’s full “percentage share” of the Value Created for the relative performance awards, for which percentage shares have been assigned by DDR. The total share of Value Created for all participants for the relative performance awards is capped at $36.0 million (the aggregate percentage share for all participants for the relative performance awards is 1.9337%), and, as a result, each participant’s total share of Value Created for the relative performance awards is capped at an individual maximum limit.

Unless otherwise determined by the Executive Compensation Committee of the Board of Directors, the DDR shares earned under the absolute performance awards and relative performance awards will generally be subject to additional service-based restrictions that are expected to vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant. The fair value of the 2013 VSEP awards was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.36%
Weighted-average dividend yield	4.0%
Expected life	3 years
Expected volatility	18 - 24%

There were no grants of awards at the first measurement date of December 31, 2013, as the Company did not meet the Value Created thresholds as defined in the 2013 VSEP. As of December 31, 2013, $7.3 million of total unrecognized compensation cost associated with the awards granted under the 2013 VSEP is expected to be recognized over the remaining six-year term, which includes the vesting period.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years. Once an employee is with the Company for five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2013, 2012 and 2011, were $1.1 million, $1.0 million and $1.1 million, respectively. The 401(k) plan is fully funded at December 31, 2013.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan (“Elective Deferred Compensation Plan”) for certain officers that permits participants to defer up to 100% of their base salaries, commissions and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution in the Elective Deferred Compensation Plan to any participant who defers to the Elective Deferred Compensation Plan based upon the lesser of (a) 3% of the participant’s total cash compensation or (b) 50% of total deferrals to the 401(k) and the Elective Deferred Compensation Plans combined, less any matching contributions made to the participant’s 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.1 million for each of the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, deferred compensation under the Elective Deferred Compensation Plan aggregated $3.5 million and $2.9 million, respectively. The Elective Deferred Compensation Plan is fully funded at December 31, 2013.

Equity Deferred Compensation Plan

The Company maintains the DDR Corp. Equity Deferred Compensation Plan (the “Equity Deferred Compensation Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares. At each of December 31, 2013 and 2012, there were 0.5 million common shares of the Company in the Equity Deferred Compensation Plan valued at $7.1 million and $7.2 million, respectively. The Equity Deferred Compensation Plan was fully funded at December 31, 2013.

Vesting of restricted share grants of approximately 0.1 million common shares in 2013, 2012 and 2011 was deferred through the Equity Deferred Compensation Plan. The Company recorded $1.1 million, $1.8 million and $1.4 million in 2013, 2012 and 2011, respectively, in equity as deferred compensation obligations for the vested restricted shares deferred into the Equity Deferred Compensation Plan.

In 2013, 2012 and 2011, certain officers elected to have their deferred compensation distributed, which resulted in a reduction of the deferred obligation of $1.1 million, $1.1 million and $2.3 million, respectively.

Directors’ Deferred Compensation Plan

The Company maintains the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of compensation. At each of December 31, 2013 and 2012, there were 0.4 million common shares of the Company in the Directors Plan valued at $6.6 million and $5.7 million, respectively. The Directors Plan was fully funded at December 31, 2013.

16.    Earnings and Dividends Per Share

The following table provides a reconciliation of net income (loss) from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Basic Earnings:
Continuing Operations:
Income (loss) from continuing operations	$1,887	$21,566	$(5,603)
Plus: Gain on disposition of real estate	467	5,863	7,079
Plus: (Loss) income attributable to non-controlling interests	(794)	(493)	3,543
Write-off of preferred share original issuance costs	(5,246)	(5,804)	(6,402)
Preferred dividends	(27,721)	(28,645)	(31,587)
Less: Earnings attributable to unvested shares and operating partnership units	(1,367)	(1,114)	(488)

Basic — Loss from continuing operations	$(32,774)	$(8,627)	$(33,458)
Discontinued Operations:
Basic — Loss from discontinued operations	(11,735)	(52,758)	(20,873)

Basic — Net loss attributable to DDR common shareholders after allocation to participating securities	$(44,509)	$(61,385)	$(54,331)

Diluted Earnings:
Continuing Operations:
Basic — Loss from continuing operations attributable to DDR common shareholders	$(31,407)	$(7,513)	$(32,970)
Less: Earnings attributable to unvested shares and operating partnership units	(1,367)	(1,114)	(488)
Less: Fair value of Otto Family warrants	—	—	(21,926)

Diluted — Loss from continuing operations	$(32,774)	$(8,627)	$(55,384)
Discontinued Operations:
Basic — Loss from discontinued operations	(11,735)	(52,758)	(20,873)

Diluted — Net loss attributable to DDR common shareholders after allocation to participating securities	$(44,509)	$(61,385)	$(76,257)

Number of Shares:
Basic — Average shares outstanding	326,426	291,726	270,278

Effect of dilutive securities — Warrants	—	—	1,194

Diluted — Average shares outstanding	326,426	291,726	271,472

Basic Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.12)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.20)

	For the Year Ended December 31,
	2013	2012	2011
Dilutive Earnings Per Share:
Loss from continuing operations attributable to DDR common shareholders	$(0.10)	$(0.03)	$(0.20)
Loss from discontinued operations attributable to DDR common shareholders	(0.04)	(0.18)	(0.08)

Net loss attributable to DDR common shareholders	$(0.14)	$(0.21)	$(0.28)

Basic average shares outstanding do not include restricted shares totaling 1.8 million, 2.4 million and 1.9 million that were not vested at December 31, 2013, 2012, and 2011, respectively (Note 15).

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities

•

Options to purchase 2.7 million, 2.6 million and 2.7 million common shares were outstanding at December 31, 2013, 2012 and 2011, respectively (Note 15). These outstanding options were not considered in the computation of diluted EPS for all of the periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2013, 2012 or 2011 because the effect of assuming conversion was anti-dilutive (Note 10).

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.33 at December 31, 2013, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price (Note 7) and would therefore be anti-dilutive. The Company’s senior convertible notes due 2012 and 2011, which were convertible into common shares of the Company, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed the conversion prices in these periods and would therefore have been anti-dilutive. The senior convertible notes due 2012 and the senior convertible notes due 2011 were repaid at maturity. In addition, the purchased options related to these two senior convertible note issuances were not included in the computation of diluted EPS for all periods presented because the purchase options were anti-dilutive.

•

Shares subject to issuance under the Company’s 2013 VSEP (Note 15) were not considered in the computation of diluted EPS for the year ended December 2013 as the calculation was anti-dilutive. This agreement was not in effect in 2012 or 2011. Shares subject to issuance under the Company’s 2009 VSEP (Note 15) were not considered in the computation of diluted EPS for the year ended December 2011 because they were anti-dilutive due to the Company’s loss from continuing operations. The final measurement period was December 31, 2012, and, accordingly, the shares were not considered for the 2013 or 2012 computation.

•

Common shares that were subject to the forward equity agreements were not included in the computation of diluted EPS using the treasury stock method prior to the date of settlement because they were anti-dilutive due to the Company’s loss from continuing operations and are as follows (shares in millions):

Contract Date	Settlement Date	Number of Common Shares
May 2013	September and October 2013	39.1
January 2012	June 2012	19.0
March 2011	April 2011	9.5

•

Warrants to purchase 10.0 million common shares issued in 2009 and exercised in March 2011 were dilutive for 2011 and were included in the calculation of diluted EPS (Note 10). This agreement was not in effect in 2013 or 2012 as the warrants were exercised in March 2011.

17.    Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2013, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2013, the Company has taxable REIT subsidiaries that generate taxable income from non-REIT activities and is subject to federal, state and local income taxes.

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

At December 31, 2013, 2012 and 2011, the tax cost basis of assets was $10.4 billion, $8.7 billion and $8.5 billion, respectively. For the years ended December 31, 2013 and 2012, the Company recorded a net payment of $1.9 million and $1.1 million, respectively. For the year ended December 31, 2011, the Company recorded a net refund of $0.5 million. These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

The following represents the combined activity of the Company’s TRS and its taxable activity in Puerto Rico (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Book income (loss) before income taxes — TRS	$6,705	$(16,934)	$4,738

Components of income tax expense is as follows:

Current:
Federal	$—	$—	$351
State and local	—	—	—

	—	—	351

Deferred:
Federal	—	—	—
State and local	—	—	—

	—	—	—

Total expense — TRS	$—	$—	$351

Book loss before income taxes — Puerto Rico	$(9,919)	$(19,738)	$(20,835)

Current	$673	$—	$—
Deferred	—	—	—

Total expense — Puerto Rico	$673	$—	$—

At December 31, 2013 and 2012, the Company had combined net deferred tax assets of $86.5 million and $81.5 million, respectively. The net deferred tax asset at December 31, 2013, included $36.7 million attributed to TRS net operating loss carryforwards that expire in varying amounts between the years 2022 through 2033 and $44.7 million of Puerto Rico special partnership loss carryforwards with no expiration date. The Company also had a three-year cumulative pretax book loss as of December 31, 2013, with respect to its Puerto Rican and TRS activity.

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Statutory rate of 34% applied to pre-tax income (loss)	$2,280	$(5,757)	$1,611
Effect of state and local income taxes, net of federal tax benefit	335	(847)	237
Valuation allowance (decrease) increase	(1,725)	16,808	(715)
Other	(890)	(10,204)	(782)

Total expense — TRS	$—	$—	$351

Effective tax rate	0.00%	0.00%	7.40%

The differences between total income tax expense or benefit and the amount computed by applying the statutory income tax rate to income before taxes with respect to its Puerto Rican activity were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012
Statutory rate of 39%(A) applied to pre-tax loss	$(3,869)	$(5,921)
Valuation allowance increase	6,714	7,049
Statutory rate increase	(2,189)	—
Other	17	(1,128)

Total expense — Puerto Rico	$673	$—

Effective tax rate	(6.79)%	0.00%

(A)	Act No. 40-2013 “Tax Burden Redistribution and Adjustment Act” was passed on June 30, 2013, which increased the corporate statutory rate in Puerto Rico from 30% to 39% retroactive to January 1, 2013.

Deferred tax assets and liabilities of the Company’s TRS and Puerto Rico were as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Deferred tax assets — TRS	$73,182	$75,450	$58,297
Deferred tax assets — Puerto Rico	50,061	34,041	—
Deferred tax liabilities — TRS	(492)	(1,035)	(690)
Deferred tax liabilities — Puerto Rico	(36,298)	(26,992)	—
Valuation allowance — TRS	(72,690)	(74,415)	(57,607)
Valuation allowance — Puerto Rico	(13,763)	(7,049)	—

Net deferred tax asset(A)	$—	$—	$—

(A)	The components of the net deferred tax assets are primarily attributable to net operating losses, Puerto Rico special partnership losses and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net loss attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
GAAP net loss attributable to DDR	$(10,175)	$(25,822)	$(15,854)
Plus: Book depreciation and amortization(A)	296,008	247,084	222,751
Less: Tax depreciation and amortization(A)	(194,889)	(185,230)	(181,935)
Book/tax differences on gains/losses from capital transactions	(148,066)	(122,101)	(116,395)
Joint venture equity in earnings (loss), net(A)	15,156	(23,885)	19,190
Dividends from subsidiary REIT investments	503	480	954
Deferred income	4,910	8,471	(4,327)
Compensation expense	(5,626)	(11,325)	(17,614)
Impairment charges	73,577	153,142	128,765
Equity derivative instrument valuation	—	—	(21,926)
Senior Convertible Notes interest expense	10,789	10,884	14,914
Miscellaneous book/tax differences, net	(9,268)	(2,755)	(12,131)

Taxable income before adjustments	32,919	48,943	16,392
Less: Capital gains	—	(48,943)	—

Taxable income subject to the 90% dividend requirement	$32,919	$—	$16,392

(A)	Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in (loss) earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Dividends paid	$193,101	$153,617	$75,253
Plus: Deemed dividends on convertible debt	9,987	7,875	—
Less: Dividends designated to prior year	(7,030)	(6,967)	(6,967)
Plus: Dividends designated from the following year	6,608	7,030	6,967
Less: Return of capital	(169,747)	(112,612)	(58,861)

Dividends paid deduction	$32,919	$48,943	$16,392

The dividends declared in the fourth quarter with respect to the Company’s common shares for the years ended December 31, 2013, 2012 and 2011, have been allocated and reported to shareholders in the subsequent year. The tax characterization of common share dividends per share as reported to shareholders for the years ended December 31, 2013, 2012, and 2011, are summarized as follows:

2013 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2012	01/04/13	$0.003589	$—	$0.116411	$0.120000
1st quarter	04/02/13	0.004038	—	0.130962	0.135000
2nd quarter	07/02/13	0.004038	—	0.130962	0.135000
3rd quarter	10/08/13	0.004038	—	0.130962	0.135000
4th quarter	01/07/14	—	—	—	—

		$0.015703	$—	$0.509297	$0.525000

2012 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2011	01/06/12	$—	$0.012200	$0.067800	$0.080000
1st quarter	04/03/12	—	0.018300	0.101700	0.120000
2nd quarter	07/06/12	—	0.018300	0.101700	0.120000
3rd quarter	10/02/12	—	0.018300	0.101700	0.120000
4th quarter	01/04/13	—	—	—	—

		$—	$0.067100	$0.372900	$0.440000

2011 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2010	01/05/11	$—	$—	$0.020000	$0.020000
1st quarter	04/05/11	—	—	0.040000	0.040000
2nd quarter	07/06/11	—	—	0.040000	0.040000
3rd quarter	10/11/11	—	—	0.060000	0.060000
4th quarter	01/06/12	—	—	—	—

		$—	$—	$0.160000	$0.160000

18.    Segment Information

The Company has three reportable operating segments: shopping centers, loan investments and Brazil equity investment. Each consolidated shopping center is considered a separate operating segment and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. The carrying value of the Brazil equity investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment. The following table summarizes the Company’s shopping centers and office properties (none remaining at December 31, 2013 or 2012). The table includes those assets located in Brazil:

	December 31,
	2013	2012	2011
Shopping centers owned	416	452	432
Joint ventures	173	209	179
States(A)	39	39	38
Office properties	—	—	5
States	—	—	3

(A)	Excludes shopping centers owned in Puerto Rico and Brazil.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 13) (in thousands):

	For the Year Ended December 31, 2013
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$888,743	$45			$888,788
Operating expenses(B)	(299,890)	(452)			(300,342)

Net operating income (loss)	588,853	(407)			588,446
Depreciation and amortization	(318,076)				(318,076)
Interest income		23,539			23,539
Other income (expense), net				$(6,629)	(6,629)
Unallocated expenses(C)				(311,138)	(311,138)
Equity in net (loss) income of joint ventures	(10,020)		$16,839		6,819
Impairment of joint venture investments	(980)				(980)
Gain on change in control and sale of interests, net	19,906				19,906

Income from continuing operations					$1,887

As of December 31, 2013:
Total gross real estate assets	$10,228,061				$10,228,061

Notes receivable, net(D)		$143,989		$(65,651)	$78,338

	For the Year Ended December 31, 2012
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$761,439	$17			$761,456
Operating expenses(B)	(281,179)	(583)			(281,762)

Net operating income (loss)	480,260	(566)			479,694
Depreciation and amortization	(238,464)				(238,464)
Interest income		15,799			15,799
Other income (expense), net		(4,313)		$(13,513)	(17,826)
Unallocated expenses(C)				(304,343)	(304,343)
Equity in net (loss) income of joint ventures	(2,570)		$37,820		35,250
Impairment of joint venture investments	(26,671)				(26,671)
Gain on change in control and sale of interests, net	78,127				78,127

Income from continuing operations					$21,566

As of December 31, 2012:
Total gross real estate assets	$8,639,111				$8,639,111

Notes receivable, net(D)		$246,907		$(178,189)	$68,718

	For the Year Ended December 31, 2011
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$713,711	$87			$713,798
Operating expenses(B)	(277,726)	(13)			(277,739)

Net operating income	435,985	74			436,059
Depreciation and amortization	(205,258)				(205,258)
Interest income		9,832			9,832
Other income (expense), net		(5,000)		$13	(4,987)
Unallocated expenses(C)				(277,232)	(277,232)
Equity in net (loss) income of joint ventures	(6,747)		$20,481		13,734
Impairment of joint venture investments	(2,921)				(2,921)
Gain on change in control and sale of interests, net	25,170				25,170

Loss from continuing operations					$(5,603)

As of December 31, 2011:
Total gross real estate assets	$8,222,384			$47,722	$8,270,106

Notes receivable, net		$84,541		$9,364	$93,905

(A)	The carrying value of the Brazil Equity Investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment.

(B)	Includes impairment charges of $45.0 million, $58.8 million and $63.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(C)	Unallocated expenses consist of general and administrative expenses, interest expense, loss on debt retirement, gain on equity derivative instruments and tax expense as listed in the consolidated statements of operations.

(D)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

19.    Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013					2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$203,468	$211,802	$216,673	$256,845		$182,764	$185,255	$190,687	$202,750
Net income (loss) attributable to DDR	6,303	(23,313)	(375)	7,210	(A)	(15,056)	(37,500)	26,738	(4	)(A)
Net (loss) income attributable to DDR common shareholders	(727)	(36,034)	(6,983)	602	(A)	(22,023)	(44,467)	13,253	(7,034	)(A)
Basic:
Net (loss) income per common share attributable to DDR common shareholders	$0.00	$(0.11)	$(0.02)	$0.00		$(0.08)	$(0.16)	$0.04	$(0.02)
Weighted-average number of shares	313,231	316,967	318,184	356,935		275,214	280,390	302,232	307,873
Diluted:
Net (loss) income per common share attributable to DDR common shareholders	$0.00	$(0.11)	$(0.02)	$0.00		$(0.08)	$(0.16)	$0.04	$(0.02)
Weighted-average number of shares	313,231	316,967	318,184	356,935		275,214	280,390	302,924	307,873

(A)	Includes impairment charges of $6.8 million and $20.6 million for the three months ended December 31, 2013 and 2012, respectively. In addition, the Company recorded a gain on change in control of $18.8 million (Note 3) during the three months ended December 31, 2013.

SCHEDULE II

DDR Corp.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions		Balance at End of Year
Year ended December 31, 2013
Allowance for uncollectible accounts(A)	$29,458	$8,315		$8,741		$29,032

Valuation allowance for deferred tax assets	$81,464	$4,989	(B)	$—		$86,453

Year ended December 31, 2012
Allowance for uncollectible accounts(A)	$33,291	$12,290	(C)	$16,123		$29,458

Valuation allowance for deferred tax assets	$57,607	$23,857	(B)	$—		$81,464

Year ended December 31, 2011
Allowance for uncollectible accounts(A)	$36,794	$14,631	(C)	$18,134	(D)	$33,291

Valuation allowance for deferred tax assets	$58,322	$—		$715		$57,607

(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Valuation allowance for the Company’s TRS and its taxable entities (Note 17).
(C)	Includes loan loss reserves of $4.3 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively.
(D)	Includes reversal of loan loss reserves due to the sale of the note receivable as described in Note 4.

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Bayamon, PR	$132,074	$152,441	$—	$132,759	$176,723	$309,482	$45,468	$264,014	$—	S/L 31.5	2005	(A)
Carolina, PR	28,522	76,947	—	28,601	81,889	110,490	23,128	87,362	—	S/L 31.5	2005	(A)
Humacao, PR	16,386	74,059	—	16,386	82,824	99,210	24,948	74,262	—	S/L 31.5	2005	(A)
Isabela, PR	8,175	41,094	—	8,236	42,814	51,050	12,309	38,741	22,400	S/L 31.5	2005	(A)
San German, PR	3,215	24	—	3,215	41	3,256	31	3,225	—	S/L 31.5	2005	(A)
Cayey, PR	18,226	25,101	—	18,538	26,978	45,516	7,674	37,842	21,209	S/L 31.5	2005	(A)
Bayamon, PR	91,645	98,007	—	92,027	109,104	201,131	30,465	170,666	125,700	S/L 31.5	2005	(A)
Rio Piedras, PR	10,338	23,285	—	10,338	29,778	40,116	8,248	31,868	—	S/L 31.5	2005	(A)
Bayamon, PR	4,294	11,987	—	4,584	23,890	28,474	4,940	23,534	—	S/L 31.5	2005	(A)
Arecibo, PR	7,965	29,898	—	8,094	32,451	40,545	9,285	31,260	—	S/L 31.5	2005	(A)
Hatillo, PR	101,219	105,465	—	101,219	130,042	231,261	35,861	195,400	—	S/L 31.5	2005	(A)
Vega Baja, PR	7,076	18,684	—	7,076	18,928	26,004	5,479	20,525	—	S/L 31.5	2005	(A)
Guayama, PR	1,960	18,721	—	1,960	19,642	21,602	5,546	16,056	11,918	S/L 31.5	2005	(A)
Fajardo, PR	4,376	41,199	—	4,376	47,198	51,574	12,056	39,518	25,500	S/L 31.5	2005	(A)
San German, PR	6,470	20,751	—	6,470	21,409	27,879	6,238	21,641	—	S/L 31.5	2005	(A)
Brandon, FL	—	4,111	—	—	6,351	6,351	5,268	1,083	—	S/L 30.0	1972	(C)
Stow, OH	993	9,028	—	993	36,730	37,723	15,823	21,900	—	S/L 30.0	1969	(C)
Westlake, OH	424	3,803	201	424	10,501	10,925	6,855	4,070	—	S/L 30.0	1974	(C)
Palm Harbor, FL	1,137	4,089	—	1,137	4,937	6,074	2,647	3,427	—	S/L 31.5	1995	(A)
Homestead, FL	23,390	59,639	—	24,103	62,099	86,202	7,716	78,486	—	S/L 31.5	2008	(C)
Tarpon Springs, FL	146	7,382	81	146	9,788	9,934	7,009	2,925	—	S/L 30.0	1974	(C)
McHenry, IL	1,294	5,251	—	13,771	59,409	73,180	10,944	62,236	—	S/L 31.5	2006	(C)
Miami, FL	11,626	30,457	—	26,743	113,896	140,639	21,435	119,204	—	S/L 31.5	2006	(C)
San Antonio, TX	3,990	28,404	—	3,990	36,741	40,731	6,841	33,890	—	S/L 31.5	2007	(C)
Starkville, MS	703	6,921	—	703	7,130	7,833	3,858	3,975	—	S/L 31.5	1994	(A)
Gulfport, MS	—	36,370	—	—	51,901	51,901	19,322	32,579	23,479	S/L 31.5	2003	(A)
Tupelo, MS	2,213	14,979	—	2,213	18,884	21,097	10,578	10,519	—	S/L 31.5	1994	(A)
Long Beach, CA	—	111,512	—	—	145,131	145,131	44,934	100,197	—	S/L 31.5	2005	(C)
Brunswick, ME	3,796	15,459	—	3,796	20,842	24,638	10,552	14,086	—	S/L 31.5	1997	(A)
Oceanside, CA	—	10,643	—	—	14,387	14,387	5,925	8,462	—	S/L 31.5	2000	(C)
Reno, NV	1,132	4,696	—	1,132	4,722	5,854	1,358	4,496	2,595	S/L 31.5	2000	(C)
Everett, MA	9,311	44,647	—	9,462	51,541	61,003	20,200	40,803	—	S/L 31.5	2001	(C)
Pasadena, CA	46,957	101,475	2,053	46,957	105,967	152,924	39,837	113,087	—	S/L 31.5	2003	(A)
Salisbury, MD	2,070	12,495	277	2,071	15,488	17,559	5,405	12,154	8,332	S/L 31.5	1999	(C)
Apex, NC	9,576	43,619	—	10,521	55,713	66,234	12,316	53,918	—	S/L 31.5	2006	(C)
Erie, PA	6,373	19,201	—	6,373	52,661	59,034	25,612	33,422	—	S/L 31.5	1995	(C)
San Francisco, CA	10,464	25,730	—	10,464	26,229	36,693	7,724	28,969	—	S/L 31.5	2002	(A)
Chillicothe, OH	43	2,549	2	1,170	4,405	5,575	2,539	3,036	4,097	S/L 31.5	1974	(C)
Phoenix, AZ	18,701	18,811	118	18,701	20,027	38,728	4,916	33,812	16,803	S/L 31.5	1999	(A)
Macedonia, OH	11,582	34,323	—	11,582	34,811	46,393	6,241	40,152	19,834	S/L 31.5	2011	(A)
Huber Hts, OH	757	14,469	—	757	25,404	26,161	13,804	12,357	—	S/L 31.5	1993	(A)
Boardman, OH	8,152	27,983	—	8,152	30,383	38,535	14,834	23,701	24,907	S/L 31.5	1997	(C)
Solon, OH	6,220	7,454	—	6,220	24,870	31,090	10,434	20,656	—	S/L 31.5	1998	(C)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Bedford, IN	706	8,425	6	1,067	11,508	12,575	6,616	5,959	—	S/L 31.5	1993	(A)
Sunset Hills, MO	12,791	38,404	—	13,403	51,322	64,725	24,181	40,544	26,701	S/L 31.5	1998	(A)
Brentwood, MO	10,018	32,053	—	10,018	34,419	44,437	15,380	29,057	31,612	S/L 31.5	1998	(A)
Cedar Rapids, IA	4,219	12,697	—	4,219	14,067	18,286	7,053	11,233	5,825	S/L 31.5	1998	(A)
Des Peres, MO	2,775	8,370	—	4,275	9,492	13,767	4,623	9,144	—	S/L 31.5	1998	(A)
Springfield, MO	—	2,048	—	—	2,655	2,655	1,194	1,461	—	S/L 31.5	1998	(A)
St. Louis, MO	4,159	3,818	—	6,051	7,508	13,559	2,168	11,391	—	S/L 31.5	1998	(A)
Aurora, OH	832	7,560	—	1,592	14,136	15,728	6,805	8,923	—	S/L 31.5	1995	(C)
Nampa, ID	1,395	8,563	—	9,609	92,404	102,013	12,146	89,867	—	S/L 31.5	2007	(A)
Fenton, MO	414	4,244	476	430	7,643	8,073	5,965	2,108	—	S/L 30.0	1983	(A)
Simpsonville, SC	417	6,563	—	417	6,800	7,217	4,321	2,896	—	S/L 31.5	1994	(A)
Camden, SC	627	7,519	7	1,021	11,690	12,711	7,234	5,477	—	S/L 31.5	1993	(A)
N. Charleston, SC	911	11,346	1	1,081	16,914	17,995	10,809	7,186	10,451	S/L 31.5	1993	(A)
Mt. Pleasant, SC	2,430	10,470	—	2,430	21,205	23,635	10,558	13,077	11,441	S/L 31.5	1995	(A)
Sault St. Marie,MI	1,826	13,710	—	1,826	20,610	22,436	9,792	12,644	—	S/L 31.5	1994	(A)
Grand Rapids, MI	3,380	17,323	—	3,380	24,897	28,277	11,273	17,004	—	S/L 31.5	1995	(A)
Howell, MI	332	11,938	1	332	13,933	14,265	8,810	5,455	—	S/L 31.5	1993	(A)
Mt. Pleasant, MI	767	7,769	20	1,112	21,279	22,391	10,121	12,270	—	S/L 31.5	1993	(A)
Meridian, ID	24,591	31,779	—	24,841	61,903	86,744	20,976	65,768	—	S/L 31.5	2001	(C)
Midvale, UT	25,662	56,759	—	28,395	93,895	122,290	34,375	87,915	—	S/L 31.5	1998	(A)
Taylorsville, UT	24,327	53,686	—	31,368	77,697	109,065	35,361	73,704	—	S/L 31.5	1998	(A)
Orem, UT	5,428	12,259	—	5,428	17,317	22,745	7,085	15,660	—	S/L 31.5	1998	(A)
Riverdale, UT	24,755	45,635	—	24,755	59,314	84,069	24,182	59,887	—	S/L 31.5	1998	(C)
Birmingham, AL	10,573	26,002	—	11,434	49,515	60,949	24,724	36,225	23,524	S/L 31.5	1994	(A)
Valencia, CA	—	15,784	—	—	18,015	18,015	4,263	13,752	—	S/L 31.5	2006	(A)
Mooresville, NC	14,369	43,688	—	14,369	46,676	61,045	13,930	47,115	17,345	S/L 31.5	2004	(A)
Wilmington, NC	4,287	16,852	1,183	4,287	34,907	39,194	21,353	17,841	—	S/L 31.5	1989	(C)
Spring Hill, FL	1,084	4,816	266	2,096	11,838	13,934	7,171	6,763	2,985	S/L 30.0	1988	(C)
Centennial, CO	7,833	35,550	—	8,082	62,797	70,879	27,858	43,021	—	S/L 31.5	1997	(C)
New Bern, NC	441	6,575	—	441	7,107	7,548	3,969	3,579	—	S/L 31.5	1989	(C)
Princeton, NJ	13,448	74,249	—	14,464	97,982	112,446	40,289	72,157	57,000	S/L 31.5	1997	(A)
Phoenix, AZ	15,352	22,813	1,601	15,352	27,005	42,357	12,805	29,552	30,000	S/L 31.5	2003	(A)
Russellville, AR	606	13,391	—	606	17,814	18,420	9,312	9,108	—	S/L 31.5	1994	(A)
N. Little Rock, AR	907	17,160	—	907	21,448	22,355	10,448	11,907	—	S/L 31.5	1994	(A)
Littleton, CO	12,249	50,709	—	12,621	69,633	82,254	21,172	61,082	—	S/L 31.5	2002	(C)
San Antonio, TX	3,475	37,327	—	4,873	47,510	52,383	15,148	37,235	24,800	S/L 31.5	2002	(C)
Denver, CO	1,141	3,593	—	1,141	5,666	6,807	1,127	5,680	—	S/L 31.5	2001	(A)
Dublin, OH	3,609	11,546	—	3,609	15,036	18,645	6,526	12,119	—	S/L 31.5	1998	(A)
Columbus, OH	11,087	44,494	—	12,243	59,258	71,501	25,689	45,812	50,200	S/L 31.5	1998	(A)
Freehold, NJ	2,460	2,475	—	3,166	3,319	6,485	528	5,957	—	S/L 31.5	2005	(C)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Jackson, MS	4,190	6,783	—	4,190	7,519	11,709	2,582	9,127	—	S/L 31.5	2003	(A)
Ocala, FL	1,916	3,893	—	1,916	6,160	8,076	1,943	6,133	—	S/L 31.5	2003	(A)
Tallahassee, FL	1,881	2,956	—	1,881	7,461	9,342	2,354	6,988	—	S/L 31.5	2003	(A)
Cumming, GA	14,249	23,653	—	14,249	24,734	38,983	8,984	29,999	—	S/L 31.5	2003	(A)
Douglasville, GA	3,540	9,625	—	3,540	9,877	13,417	3,598	9,819	—	S/L 31.5	2003	(A)
Columbus, GA	4,220	8,159	—	4,220	10,326	14,546	3,695	10,851	—	S/L 31.5	2003	(A)
Newnan, GA	2,858	15,248	—	2,858	15,779	18,637	4,221	14,416	—	S/L 31.5	2003	(A)
Warner Robins, GA	5,729	7,459	—	5,729	7,933	13,662	2,939	10,723	6,491	S/L 31.5	2003	(A)
Woodstock, GA	1,486	2,573	—	1,486	2,689	4,175	1,912	2,263	—	S/L 31.5	2003	(A)
Fayetteville, NC	8,524	10,627	—	8,524	14,720	23,244	4,858	18,386	9,483	S/L 31.5	2003	(A)
Charleston, SC	3,479	9,850	—	3,479	19,087	22,566	8,309	14,257	—	S/L 31.5	2003	(A)
Denver, CO	20,733	22,818	—	20,804	25,094	45,898	9,033	36,865	—	S/L 31.5	2003	(A)
Chattanooga, TN	1,845	13,214	—	1,845	17,575	19,420	6,454	12,966	9,336	S/L 31.5	2003	(A)
Hendersonville, TN	3,249	9,068	—	3,249	9,123	12,372	3,266	9,106	4,782	S/L 31.5	2003	(A)
Johnson City, TN	—	521	—	—	2,067	2,067	480	1,587	—	S/L 31.5	2003	(A)
Chester, VA	10,780	4,752	—	10,780	7,221	18,001	3,116	14,885	7,135	S/L 31.5	2003	(A)
Milwaukee, WI	4,527	3,600	—	4,527	4,888	9,415	1,710	7,705	—	S/L 31.5	2003	(A)
Suwanee, GA	13,479	23,923	—	13,335	30,661	43,996	10,851	33,145	24,907	S/L 31.5	2003	(A)
West Allis, WI	2,371	10,982	—	2,371	12,265	14,636	4,125	10,511	—	S/L 31.5	2003	(A)
Orland Park, IL	10,430	13,081	—	10,430	14,039	24,469	4,165	20,304	6,399	S/L 31.5	2004	(A)
Louisville, KY	4,180	747	—	4,288	2,029	6,317	689	5,628	—	S/L 31.5	2004	(A)
N. Charleston, SC	5,146	5,990	—	5,146	10,641	15,787	3,297	12,490	—	S/L 31.5	2004	(A)
West Long Branch, NJ	14,131	51,982	—	14,131	57,832	71,963	17,124	54,839	—	S/L 31.5	2004	(A)
Mays Landing, NJ	49,033	107,230	—	49,033	114,711	163,744	36,302	127,442	62,176	S/L 31.5	2004	(A)
Toledo, OH	1,316	3,961	—	928	3,142	4,070	1,237	2,833	—	S/L 31.5	2004	(A)
Mays Landing, NJ	36,224	56,949	—	36,224	62,196	98,420	19,660	78,760	3,296	S/L 31.5	2004	(A)
Ashtabula, OH	1,444	9,912	—	119	3,620	3,739	3,018	721	—	S/L 31.5	2004	(A)
Horseheads, NY	659	2,426	—	4,777	33,556	38,333	4,738	33,595	—	S/L 31.5	2008	(C)
West Seneca, NY	2,929	12,926	—	2,929	13,193	16,122	4,098	12,024	—	S/L 31.5	2004	(A)
Amherst, NY	—	28,331	—	—	25,779	25,779	10,722	15,057	—	S/L 31.5	2004	(A)
Ithaca, NY	9,198	42,969	—	9,198	44,363	53,561	13,553	40,008	8,424	S/L 31.5	2004	(A)
Hamburg, NY	2,565	9,238	—	2,565	9,367	11,932	2,887	9,045	—	S/L 31.5	2004	(A)
Hamburg, NY	6,598	31,853	—	6,598	33,684	40,282	10,641	29,641	—	S/L 31.5	2004	(A)
Tonawanda, NY	3,061	6,887	—	1,591	5,899	7,490	2,706	4,784	—	S/L 31.5	2004	(A)
Hamburg, NY	4,152	22,075	—	4,152	22,738	26,890	7,090	19,800	—	S/L 31.5	2004	(A)
Olean, NY	8,834	29,813	—	8,844	31,677	40,521	10,121	30,400	—	S/L 31.5	2004	(A)
Big Flats, NY	22,229	52,579	—	22,279	58,398	80,677	19,989	60,688	—	S/L 31.5	2004	(A)
Williamsville, NY	5,021	6,768	—	5,021	8,852	13,873	3,373	10,500	—	S/L 31.5	2004	(A)
Buffalo, NY	6,010	19,044	—	4,468	16,158	20,626	5,968	14,658	—	S/L 31.5	2004	(A)
Lockport, NY	9,253	23,829	—	9,253	24,287	33,540	7,548	25,992	3,591	S/L 31.5	2004	(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Buffalo, NY	3,568	29,001	—	3,620	30,232	33,852	9,193	24,659	9,760	S/L 31.5	2004	(A)
Cheektowaga, NY	15,471	25,600	—	15,471	27,267	42,738	9,233	33,505	2,062	S/L 31.5	2004	(A)
New Hartford, NY	1,279	13,685	—	1,279	13,790	15,069	4,308	10,761	—	S/L 31.5	2004	(A)
Gates, NY	9,369	40,672	—	9,369	42,207	51,576	13,501	38,075	—	S/L 31.5	2004	(A)
Rome, NY	4,565	5,078	—	4,565	9,412	13,977	2,722	11,255	1,303	S/L 31.5	2004	(A)
Dewitt, NY	881	5,686	—	561	4,199	4,760	1,693	3,067	—	S/L 31.5	2004	(A)
Niskayuna, NY	20,297	51,155	—	20,297	52,733	73,030	16,750	56,280	11,884	S/L 31.5	2004	(A)
Victor, NY	2,374	6,433	—	1,427	5,239	6,666	2,157	4,509	—	S/L 31.5	2004	(A)
Allentown, PA	5,558	20,060	—	5,558	23,125	28,683	7,719	20,964	11,168	S/L 31.5	2003	(A)
St. John, MO	2,613	7,040	—	2,827	8,149	10,976	2,839	8,137	—	S/L 31.5	2003	(A)
Ft. Collins, CO	1,129	2,054	—	1,129	4,581	5,710	1,531	4,179	—	S/L 31.5	2003	(A)
Lakeland, FL	1,445	—	—	1,445	5,877	7,322	1,393	5,929	—	S/L 31.5	2003	(A)
Hamilton, NJ	8,039	49,896	—	11,774	85,704	97,478	26,011	71,467	39,594	S/L 31.5	2003	(A)
Lansing, MI	1,598	6,999	—	2,094	14,827	16,921	3,836	13,085	6,364	S/L 31.5	2003	(A)
San Antonio, TX	1,613	10,791	—	6,168	71,565	77,733	11,641	66,092	—	S/L 31.5	2007	(C)
San Antonio, TX	2,381	6,487	—	2,381	22,157	24,538	4,755	19,783	—	S/L 31.5	2007	(A)
Kyle, TX	2,548	7,349	—	6,236	20,961	27,197	1,730	25,467	19,006	S/L 31.5	2009	(C)
Brandon, FL	4,775	13,117	—	4,775	14,324	19,099	1,858	17,241	—	S/L 31.5	2009	(A)
Atlanta, GA	14,078	41,050	—	14,078	42,094	56,172	5,445	50,727	43,300	S/L 31.5	2009	(A)
Marietta, GA	8,425	27,737	—	8,425	27,756	36,181	3,781	32,400	—	S/L 31.5	2009	(A)
Maple Grove, MN	8,917	23,954	—	8,917	24,336	33,253	2,238	31,015	—	S/L 31.5	2011	(A)
Charlotte, NC	27,707	45,021	—	27,707	46,986	74,693	3,620	71,073	—	S/L 31.5	2011	(A)
Charlotte, NC	4,733	5,424	—	4,733	5,515	10,248	419	9,829	—	S/L 31.5	2011	(A)
Colorado Springs, CO	4,890	25,531	—	4,890	25,946	30,836	1,795	29,041	8,880	S/L 31.5	2011	(A)
Columbus, OH	18,716	25,531	—	18,716	65,096	83,812	4,773	79,039	44,225	S/L 31.5	2011	(A)
Portland, OR	20,208	50,738	—	20,208	51,165	71,373	3,142	68,231	—	S/L 31.5	2012	(A)
Phoenix, AZ	15,090	36,880	—	15,090	38,400	53,490	2,633	50,857	—	S/L 31.5	2012	(A)
Charlotte, NC	3,600	30,392	—	3,600	30,392	33,992	578	33,414	15,725	S/L 31.5	2013	(C)
Tucson, AZ	19,298	94,117	—	19,298	95,826	115,124	4,843	110,281	23,632	S/L 31.5	2012	(A)
Phoenix, AZ	34,201	88,475	—	34,201	94,937	129,138	4,687	124,451	—	S/L 31.5	2012	(A)
Independence, MO	5,011	45,752	—	5,011	45,990	51,001	2,043	48,958	—	S/L 31.5	2012	(A)
Arnold, MO	892	5,283	—	892	5,376	6,268	222	6,046	—	S/L 31.5	2012	(A)
Charlotte, NC	11,224	82,124	—	11,224	84,737	95,961	3,151	92,810	—	S/L 31.5	2012	(A)
Raleigh, NC	3,317	35,411	—	3,317	35,671	38,988	1,330	37,658	—	S/L 31.5	2012	(A)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	912	36,987	—	S/L 31.5	2013	(A)
Highland Village, TX	5,545	28,365	—	5,545	28,601	34,146	774	33,372	—	S/L 31.5	2013	(A)
Tampa, FL	4,124	20,082	—	4,124	20,098	24,222	487	23,735	—	S/L 31.5	2013	(A)
Douglasville, GA	6,812	24,645	—	6,812	24,914	31,726	598	31,128	—	S/L 31.5	2013	(A)
Midlothian, VA	3,507	9,229	—	3,507	9,229	12,736	227	12,509	—	S/L 31.5	2013	(A)
Midlothian, VA	4,754	20,273	—	4,754	20,508	25,262	527	24,735	—	S/L 31.5	2013	(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Newport News, VA	963	7,120	—	963	7,120	8,083	187	7,896	—	S/L 31.5	2013	(A)
Cumming, GA	6,851	49,659	—	6,851	49,666	56,517	802	55,715	34,083	S/L 31.5	2013	(A)
Winter Garden, FL	38,945	130,382	—	38,945	130,413	169,358	2,008	167,350	105,044	S/L 31.5	2013	(A)
Grandville, MI	6,483	18,933	—	6,483	18,937	25,420	373	25,047	—	S/L 31.5	2013	(A)
Aurora, CO	4,816	20,798	—	4,816	20,829	25,645	175	25,470	—	S/L 31.5	2013	(A)
Irving, TX	17,701	10,571	—	17,701	10,702	28,403	116	28,287	—	S/L 31.5	2013	(A)
Brentwood, TN	6,101	25,956	—	6,101	26,113	32,214	240	31,974	—	S/L 31.5	2013	(A)
Clarence, NY	2,232	4,705	—	2,232	4,705	6,937	86	6,851	—	S/L 20.0	2013	(A)
Monaca, PA	4,317	27,501	—	4,317	27,512	31,829	261	31,568	—	S/L 31.5	2013	(A)
St. Paul, MN	7,150	21,558	—	7,150	22,259	29,409	299	29,110	—	S/L 20.0	2013	(A)
Columbia, SC	2,950	29,065	—	2,950	29,165	32,115	263	31,852	—	S/L 31.5	2013	(A)
Merriam, KS	7,153	41,811	—	7,153	41,859	49,012	383	48,629	—	S/L 31.5	2013	(A)
Apopka, FL	2,721	5,302	—	2,721	5,313	8,034	85	7,949	—	S/L 20.0	2013	(A)
Plant City, FL	4,304	24,875	—	4,304	25,197	29,501	217	29,284	—	S/L 31.5	2013	(A)
North Canton, OH	9,889	46,335	—	9,889	46,872	56,761	432	56,329	—	S/L 31.5	2013	(A)
North Olmsted, OH	24,352	61,449	—	24,352	61,477	85,829	851	84,978	—	S/L 20.0	2013	(A)
Parker, CO	9,089	35,697	—	9,089	35,704	44,793	317	44,476	—	S/L 31.5	2013	(A)
Birmingham, AL	1,974	13,884	—	1,974	14,056	16,030	122	15,908	—	S/L 31.5	2013	(A)
Schaumburg, IL	27,466	84,679	—	27,466	84,748	112,214	782	111,432	66,282	S/L 31.5	2013	(A)
Naples, FL	10,172	39,342	—	10,172	39,366	49,538	362	49,176	25,987	S/L 31.5	2013	(A)
Fairfax, VA	15,681	68,536	—	15,681	68,671	84,352	581	83,771	39,419	S/L 31.5	2013	(A)
Framingham, MA	75,675	185,094	—	75,675	185,236	260,911	1,650	259,261	129,158	S/L 31.5	2013	(A)
Lithonia, GA	2,477	3,476	—	2,477	3,511	5,988	28	5,960	—	S/L 31.5	2013	(A)
Lithonia, GA	4,546	5,951	—	4,546	5,951	10,497	61	10,436	—	S/L 31.5	2013	(A)
Frisco, TX	4,793	4,708	—	4,793	4,710	9,503	37	9,466	—	S/L 31.5	2013	(A)
McKinney, TX	4,813	10,034	—	4,813	10,038	14,851	94	14,757	—	S/L 31.5	2013	(A)
Mesquite, TX	7,051	25,531	—	7,051	25,531	32,582	232	32,350	—	S/L 31.5	2013	(A)
Overland Park, KS	4,776	3,652	—	4,776	3,659	8,435	31	8,404	—	S/L 31.5	2013	(A)
Plainville, CT	17,528	59,777	—	17,528	60,087	77,615	546	77,069	48,233	S/L 31.5	2013	(A)
Coon Rapids, MN	25,692	106,300	—	25,692	106,623	132,315	1,477	130,838	59,624	S/L 31.5	2013	(A)
Brandon, FL	2,938	13,685	—	2,938	13,741	16,679	130	16,549	9,532	S/L 31.5	2013	(A)
Brookfield, WI	4,791	16,023	—	4,791	16,064	20,855	967	19,888	5,958	S/L 20.0	2013	(A)
Brown Deer, WI	8,465	32,652	—	8,465	33,509	41,974	460	41,514	12,297	S/L 20.0	2013	(A)
Tinley Park, IL	9,120	37,496	—	9,120	47,474	56,594	2,688	53,906	—	S/L 31.5	2012	(A)
Macon, GA	2,940	5,192	—	2,940	6,214	9,154	1,248	7,906	—	S/L 31.5	2007	(A)
Snellville, GA	10,185	51,815	—	10,342	54,934	65,276	12,210	53,066	21,200	S/L 31.5	2007	(A)
Union, NJ	7,650	15,689	—	7,650	22,897	30,547	4,461	26,086	—	S/L 31.5	2007	(A)
Boiling Springs, SC	1,015	4,486	—	1,015	4,492	5,507	1,426	4,081	—	S/L 31.5	2007	(A)
Taylors, SC	1,732	4,506	—	1,732	4,516	6,248	1,013	5,235	—	S/L 31.5	2007	(A)
Dothan, AL	3,358	26,903	—	2,770	24,532	27,302	6,340	20,962	—	S/L 31.5	2007	(A)

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

(In thousands)

	Initial Cost			Total Cost(1)			Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total
Bradenton, FL	10,766	31,203	—	10,916	39,465	50,381	14,167	36,214	—	S/L 31.5	2007	(A)
Clearwater, FL	5,579	15,855	—	5,579	17,554	23,133	4,117	19,016	6,814	S/L 31.5	2007	(A)
Tampa, FL	1,699	3,338	—	1,699	3,394	5,093	750	4,343	—	S/L 31.5	2007	(A)
Tequesta, FL	2,108	7,400	—	2,108	7,129	9,237	1,639	7,598	—	S/L 31.5	2007	(A)
Roswell, GA	6,566	15,005	—	7,416	24,767	32,183	7,181	25,002	—	S/L 31.5	2007	(A)
Hagerstown, MD	2,440	9,697	—	2,440	11,949	14,389	2,826	11,563	—	S/L 31.5	2007	(A)
Greensboro, NC	5,012	11,162	—	2,849	7,713	10,562	2,536	8,026	—	S/L 31.5	2007	(A)
Greensboro, NC	3,153	9,455	—	3,153	9,689	12,842	2,155	10,687	4,580	S/L 31.5	2007	(A)
East Hanover, NJ	3,847	23,798	—	3,847	24,240	28,087	5,291	22,796	—	S/L 31.5	2007	(A)
Camp Hill, PA	1,631	8,402	—	589	4,201	4,790	1,883	2,907	—	S/L 31.5	2007	(A)
Middletown, RI	3,804	16,805	—	3,842	18,023	21,865	3,792	18,073	—	S/L 31.5	2007	(A)
Lexington, SC	1,795	9,933	—	1,795	10,005	11,800	2,218	9,582	4,120	S/L 31.5	2007	(A)
Newport News, VA	10,064	21,272	—	4,026	11,155	15,181	4,392	10,789	—	S/L 31.5	2007	(A)
Richmond, VA	11,879	34,736	—	11,879	35,681	47,560	8,022	39,538	11,969	S/L 31.5	2007	(A)
Springfield, VA	12,627	30,572	—	12,627	31,546	44,173	7,027	37,146	10,588	S/L 31.5	2007	(A)
Springfield, VA	4,389	9,466	—	4,389	10,167	14,556	2,484	12,072	—	S/L 31.5	2007	(A)
Sterling, VA	8,426	18,651	—	8,426	18,692	27,118	4,142	22,976	—	S/L 31.5	2007	(A)
Windsor Court, CT	6,090	11,745	—	6,090	11,758	17,848	2,613	15,235	6,951	S/L 31.5	2007	(A)
Valrico, FL	3,282	12,190	—	3,282	18,438	21,720	3,047	18,673	—	S/L 31.5	2007	(A)
Atlanta, GA	11,120	31,341	—	11,120	34,629	45,749	7,366	38,383	11,555	S/L 31.5	2007	(A)
Norcross, GA	3,007	8,489	—	3,007	8,635	11,642	1,897	9,745	—	S/L 31.5	2007	(A)
Bowie, MD	5,739	14,301	—	5,744	14,404	20,148	3,246	16,902	—	S/L 31.5	2007	(A)
Charlotte, NC	2,842	9,807	—	2,842	10,008	12,850	2,240	10,610	—	S/L 31.5	2007	(A)
Cornelius, NC	4,382	15,184	—	4,382	20,355	24,737	4,931	19,806	—	S/L 31.5	2007	(A)
Raleigh, NC	2,728	10,665	—	2,728	10,819	13,547	2,411	11,136	—	S/L 31.5	2007	(A)
Morgantown, WV	4,645	10,341	—	4,645	10,513	15,158	2,512	12,646	—	S/L 31.5	2007	(A)
Edgewater, NJ	7,714	30,473	—	7,714	30,992	38,706	6,799	31,907	—	S/L 31.5	2007	(A)
Highland Ranch, CO	1,380	4,682	—	1,078	4,481	5,559	1,056	4,503	—	S/L 31.5	2007	(A)
Dania Beach, FL	9,593	17,686	—	9,593	17,691	27,284	4,001	23,283	—	S/L 31.5	2007	(A)
Plantation, FL	21,729	37,331	—	22,112	94,158	116,270	20,138	96,132	45,800	S/L 31.5	2007	(A)
Rome, GA	1,523	4,007	—	24	2,081	2,105	999	1,106	—	S/L 31.5	2007	(A)
Sylvania, GA	431	3,774	—	431	3,774	4,205	875	3,330	—	S/L 31.5	2007	(A)
Worcester, MA	5,395	10,938	—	1,230	4,126	5,356	2,193	3,163	5,157	S/L 31.5	2007	(A)
Westland, MI	1,400	2,531	—	1,303	2,393	3,696	573	3,123	—	S/L 31.5	2007	(A)
Winston Salem, NC	7,156	15,010	—	7,156	15,010	22,166	3,462	18,704	4,566	S/L 31.5	2007	(A)
Dunkirk, NY	—	1,487	—	—	1,414	1,414	337	1,077	—	S/L 31.5	2007	(A)
Alliance, OH	812	16,244	—	812	16,244	17,056	3,728	13,328	6,859	S/L 31.5	2007	(A)
Cincinnati, OH	2,805	5,028	—	2,805	5,028	7,833	1,129	6,704	2,486	S/L 31.5	2007	(A)
Erie, PA	—	1,486	—	0	1,433	1,433	334	1,099	—	S/L 31.5	2007	(A)
Greenville, SC	1,452	1,891	—	419	877	1,296	413	883	—	S/L 31.5	2007	(A)

	Initial Cost			Total Cost(1)						Accumulated Depreciation		Total Cost, Net of Accumulated Depreciation	Encumbrances		Depreciable Lives (Years)(2)	Date of Construction (C) Acquisition (A)
	Land	Buildings & Improvements	Improvements	Land		Buildings & Improvements		Total
Greenville, SC	5,659	14,411	—	5,659		14,411		20,070		3,335		16,735	4,534		S/L 31.5	2007	(A)
Houston, TX	4,380	8,729	—	4,380		8,775		13,155		2,059		11,096	—		S/L 31.5	2007	(A)
Olympia, WA	2,946	3,050	—	2,061		2,884		4,945		665		4,280	—		S/L 31.5	2007	(A)
Evansville, IN	8,964	18,764	—	8,964		18,807		27,771		4,320		23,451	—		S/L 31.5	2007	(A)
Apex, NC	2,362	4,452	—	2,362		4,452		6,814		641		6,173	—		S/L 31.5	2007	(A)
Portfolio Balance (DDR) –unencumbered	178,644	189,116	—	178,644		189,116		367,760		332		367,428	—		S/L 31.5
Portfolio Balance (DDR) –encumbered	61,866	188,988	—	61,866		188,988		250,854		72,270		178,584	44,974		S/L 31.5

	$2,385,742	$6,474,093	$6,293	$2,444,001	(3)	$7,784,060	(4)	$10,228,061	(5)	$1,826,979	(5)	$8,401,082	$1,709,351	(6)

(1)	The Aggregate Cost for Federal Income Tax purposes was approximately $10.4 billion at December 31, 2013.
(2)	S/L refers to straight-line depreciation.
(3)	Includes $230.4 million of land under development at December 31, 2013.
(4)	Includes $222.6 million of construction in progress at December 31, 2013.
(5)	Includes assets held for sale at December 31, 2013.
(6)	Does not include tax-exempt certificates and fair market value of debt adjustments aggregating $15.4 million and $36.7 million, respectively.

The changes in Total Real Estate Assets, excluding real estate held for sale, for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balance, beginning of year	$8,639,111	$8,266,839	$8,411,239
Acquisitions and transfers from joint ventures	1,776,474	594,633	260,161
Developments, improvements and expansions	196,127	105,132	104,245
Changes in land under development and construction in progress	(1,884)	3,188	(15,153)
Real estate held for sale	(16,450)	—	(3,267)
Adjustment of property carrying values	(72,597)	(135,813)	(125,844)
Sales, transfers to joint ventures and retirements	(309,170)	(194,868)	(364,542)

Balance, end of year	$10,211,611	$8,639,111	$8,266,839

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balance, beginning of year	$1,670,717	$1,550,066	$1,452,112
Depreciation for year	267,096	233,619	230,332
Real estate held for sale	(3,780)	—	(977)
Sales and retirements	(110,834)	(112,968)	(131,401)

Balance, end of year	$1,823,199	$1,670,717	$1,550,066

Schedule IV—Mortgage Loans on Real Estate

December 31, 2013

(Dollar amounts in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens (1)	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans subject to delinquent principal or interest
SENIOR LOANS
Retail

Borrower A	5.73%	Sep-17	Interest and principal, monthly	$—	$33,000	$28,949	$—

MEZZANINE LOANS
Multi-family

Borrower B	LIBOR+6.0%, Floor 11%	Feb-17	Interest monthly, principal at maturity	26,000	5,868	5,923	—

Retail

Borrower C	10.00%	Nov-22	Interest monthly, principal at maturity	59,000	4,500	4,539	—

Borrower D	9.50%	May-16	Interest monthly, principal at maturity	53,400	21,000	19,740	—

Borrower E	9.00%	Jun-23	Interest monthly, principal at maturity	20,500	7,500	7,541	—

Borrower F	LIBOR+8.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	12,816	10,806	—	10,806

Mixed Use

Borrower G	LIBOR+10.0%, Floor 14%	on demand (loan in default)	Interest monthly, principal at maturity	—	12,816	5,526	9,343

				171,716	95,490	72,218	20,149
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Borrower H	LIBOR+7.0%, Floor 12%	on demand (loan in default)	Interest monthly, principal at maturity	—	66,846	—	66,846

Borrower I	10.00%	Jun-19	Interest quarterly (partial payment), principal and unpaid interest at maturity	110,745	40,000	41,008	—

Borrower J	9.00%	Aug-20	Interest quarterly (partial payment), principal and unpaid interest at maturity	234,206	30,080	30,763	—

				$516,667	$232,416	$143,989	$86,995

(1)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2013 are estimated.

(2)	Carrying amount includes all applicable accrued interest and accretion of discount to date, net of amounts reserved for impairment.

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$246,907	$84,541	$103,705
Additions during period:
New mortgage loans	67,508	160,995	10,000
Interest	4,853	4,949	811
Accretion of discount	874	826	780
Deductions during period:
Provision for loan loss reserve	—	(4,300)	(5,000)
Collections of principal and interest	(176,153)	(104)	(25,755)

Balance at close of period	$143,989	$246,907	$84,541

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

By:	/s/ DANIEL B. HURWITZ
Daniel B. Hurwitz, Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2014.

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