Form 10-Q
period 2014-03-31
DDR CORP
filed 2014-05-09
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the registrant had 359,329,938 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Land	$2,173,601	$2,209,970
Buildings	6,862,392	6,949,440
Fixtures and tenant improvements	597,916	599,221
	9,633,909	9,758,631
Less: Accumulated depreciation	(1,854,710)	(1,823,199)
	7,779,199	7,935,432
Land held for development and construction in progress	463,513	452,980
Real estate held for sale, net	—	12,670
Total real estate assets, net	8,242,712	8,401,082
Investments in and advances to joint ventures	441,265	448,008
Cash and cash equivalents	163,835	86,664
Restricted cash	30,137	33,476
Notes receivable, net	78,945	78,338
Other assets, net	607,292	645,505
	$9,564,186	$9,693,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,757,007	$2,754,120
Unsecured term loan	350,000	350,000
Revolving credit facilities	28,318	29,133
	3,135,325	3,133,253
Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,708,591	1,761,421
	2,108,591	2,161,421
Total indebtedness	5,243,916	5,294,674
Accounts payable and other liabilities	408,017	415,413
Dividends payable	62,312	55,107
Total liabilities	5,714,245	5,765,194
Commitments and contingencies (Note 8)
DDR Equity:
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	55,000	55,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 359,469,367 and 359,378,751 shares issued at March 31, 2014 and December 31, 2013, respectively	35,947	35,938
Paid-in capital	5,418,437	5,417,363
Accumulated distributions in excess of net income	(1,994,590)	(1,915,638)
Deferred compensation obligation	16,664	16,702
Accumulated other comprehensive loss	(31,036)	(36,493)
Less: Common shares in treasury at cost: 1,010,390 and 1,030,053 shares at March 31, 2014 and December 31, 2013, respectively	(17,231)	(18,211)
Total DDR shareholders’ equity	3,833,191	3,904,661
Non-controlling interests	16,750	23,218
Total equity	3,849,941	3,927,879
	$9,564,186	$9,693,073

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2014	2013
Revenues from operations:
Minimum rents	$175,807	$136,715
Percentage and overage rents	1,674	1,690
Recoveries from tenants	60,304	44,942
Fee and other income	16,461	16,960
	254,246	200,307
Rental operation expenses:
Operating and maintenance	38,201	31,718
Real estate taxes	35,742	26,343
Impairment charges	10,841	—
General and administrative	20,253	19,760
Depreciation and amortization	108,762	65,911
	213,799	143,732
Other income (expense):
Interest income	3,127	7,878
Interest expense	(62,881)	(52,444)
Other income (expense), net	(4,613)	(2,900)
	(64,367)	(47,466)
(Loss) income before earnings from equity method investments and other items	(23,920)	9,109
Equity in net income of joint ventures	5,490	2,954
Impairment of joint venture investments	(9,100)	—
(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(27,530)	12,063
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(688)	(361)
(Loss) income from continuing operations	(28,218)	11,702
Income (loss) from discontinued operations	10,930	(5,151)
(Loss) income before gain on disposition of real estate	(17,288)	6,551
Loss on disposition of real estate, net of tax	(1,090)	(57)
Net (loss) income	$(18,378)	$6,494
Non-controlling interests	1,738	(191)
Net (loss) income attributable to DDR	$(16,640)	$6,303
Preferred dividends	(6,608)	(7,030)
Net loss attributable to DDR common shareholders	$(23,248)	$(727)
Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.10)	$0.01
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)
Net loss attributable to DDR common shareholders	$(0.07)	$0.00
Diluted earnings per share data:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.10)	$0.01
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)
Net loss attributable to DDR common shareholders	$(0.07)	$0.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands)

(Unaudited)

	2014	2013
Net (loss) income	$(18,378)	$6,494
Other comprehensive income (loss):
Foreign currency translation	5,906	1,667
Change in fair value of interest-rate contracts	(239)	1,754
Amortization of interest-rate contracts	118	118
Reclassification adjustment for realized gains on securities available-for-sale included in net income	(430)	—
Unrealized losses on available-for-sale securities	(261)	—
Total other comprehensive income	5,094	3,539
Comprehensive (loss) income	(13,284)	10,033
Comprehensive loss (income) attributable to non-controlling interests:
Allocation of net loss (income)	1,738	(191)
Foreign currency translation	363	250
Total comprehensive income attributable to non-controlling interests	2,101	59
Total comprehensive (loss) income attributable to DDR	$(11,183)	$10,092

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2013	$405,000	$35,938	$5,417,363	$(1,915,638)	$16,702	$(36,493)	$(18,211)	$23,218	$3,927,879
Issuance of common shares related to stock plans		5	375				159		539
Issuance of restricted stock		4	(3,923)		156		3,768		5
Vesting of restricted stock			3,800		(194)		(2,947)		659
Stock-based compensation			822						822
Contributions from non-controlling interests								93	93
Distributions to non-controlling interests								(4,460)	(4,460)
Dividends declared-common shares				(55,704)					(55,704)
Dividends declared-preferred shares				(6,608)					(6,608)
Comprehensive (loss) income				(16,640)		5,457		(2,101)	(13,284)
Balance, March 31, 2014	$405,000	$35,947	$5,418,437	$(1,994,590)	$16,664	$(31,036)	$(17,231)	$16,750	$3,849,941

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(Dollars in thousands)

(Unaudited)

	2014	2013
Net cash flow provided by operating activities:	$91,891	$53,296
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(1,000)	(80,894)
Real estate developed and improvements to operating real estate	(46,048)	(52,849)
Proceeds from disposition of real estate	128,947	36,068
Equity contributions to joint ventures	(876)	(1,101)
Distributions of proceeds from sale and refinancing of joint venture interests	5,306	—
Return of investments in joint ventures	2,830	1,558
Proceeds from sale of securities available-for-sale	880	—
Repayment of notes receivable	112	11,453
Change in restricted cash – capital improvements	1,704	(2,060)
Net cash flow provided by (used for) investing activities:	91,855	(87,825)
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	—	43,160
Proceeds from mortgages and other secured debt	1,379	37,659
Repayment of mortgage debt	(49,932)	(47,240)
Payment of debt issuance costs	—	(4,068)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $226 in 2013	—	39,374
Repurchase of common shares in conjunction with equity award plans	(2,595)	(2,244)
Contributions from non-controlling interests	93	94
Distributions to non-controlling interests and redeemable operating partnership units	(415)	(271)
Dividends paid	(55,107)	(44,210)
Net cash flow (used for) provided by financing activities:	(106,577)	22,254
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	77,169	(12,275)
Effect of exchange rate changes on cash and cash equivalents	2	(27)
Cash and cash equivalents, beginning of period	86,664	31,174
Cash and cash equivalents, end of period	$163,835	$18,872

Supplemental disclosure of non-cash investing and financing activities:

At March 31, 2014 and 2013, dividends payable were $62.3 million and $49.8 million, respectively. At March 31, 2014 and 2013, accounts payable included $18.3 million and $19.5 million for accrued but unpaid real estate asset expenditures. The foregoing transactions did not provide for or require the use of cash for the three-month periods ended March 31, 2014 or 2013.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

New Accounting Standards

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard that changed the criteria for determining which disposals are presented as discontinued operations. The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.” The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations, or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.” A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation. The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations. The guidance may be applied prospectively to new disposals and new classifications of disposal groups classified as held for sale after the effective date. Public entities will be required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is currently assessing the impact, if any, that the adoption of this standard will have on its future disposals.

2.	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At March 31, 2014 and December 31, 2013, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 166 and 170 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2014	December 31, 2013
Condensed Combined Balance Sheets
Land	$1,269,063	$1,275,232
Buildings	3,984,505	3,940,806
Fixtures and tenant improvements	277,942	266,851
	5,531,510	5,482,889
Less: Accumulated depreciation	(872,565)	(839,867)
	4,658,945	4,643,022
Land held for development and construction in progress	79,550	116,088
Real estate, net	4,738,495	4,759,110
Cash and restricted cash(A)	276,806	282,866
Receivables, net	102,830	101,003
Other assets	199,100	196,615
	$5,317,231	$5,339,594
Mortgage debt	$3,259,136	$3,282,643
Notes and accrued interest payable to DDR(B)	133,534	127,679
Other liabilities	243,930	245,368
	3,636,600	3,655,690
Redeemable preferred equity	72,096	71,771
Accumulated equity	1,608,535	1,612,133
	$5,317,231	$5,339,594
Company’s share of Accumulated Equity	$365,446	$365,297
(A)	Includes $180.3 million and $191.9 million at March 31, 2014 and December 31, 2013, respectively, from Sonae Sierra Brazil BV SARL (“SSB”). See further discussion of this investment below.
(B)

The Company has amounts receivable from several joint ventures aggregating $4.4 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively, which are included in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets. The remaining receivables were fully reserved by the Company in prior years.

	Three-Month Periods Ended March 31,
	2014	2013
Condensed Combined Statements of Operations
Revenues from operations	$149,066	$177,455
Operating expenses	56,554	60,806
Depreciation and amortization	45,716	62,218
Interest expense	54,149	57,885
	156,419	180,909
Loss before tax expense and discontinued operations	(7,353)	(3,454)
Income tax expense (primarily SSB), net	(4,140)	(6,615)
Loss from continuing operations	(11,493)	(10,069)
Discontinued operations:
Loss from discontinued operations	(758)	(2,180)
Gain (loss) on disposition of real estate, net of tax	21,473	(5,537)
Income (loss) before gain on disposition of real estate, net	9,222	(17,786)
Gain on disposition of real estate, net	—	479
Net income (loss)	$9,222	$(17,307)
Non-controlling interests	(1,488)	(7,219)
Net income (loss) attributable to unconsolidated joint ventures	$7,734	$(24,526)
Company’s share of equity in net income of joint ventures	$4,731	$3,049
Amortization of basis differentials(A)	759	(95)
Equity in net income of joint ventures(B)	$5,490	$2,954
(A)

The difference between the Company’s share of net loss, as reported above, and the amounts included in the condensed consolidated statements of operations is attributable to the amortization of basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges.

(B)

The Company is not recording income or loss from those investments in which its investment basis is zero, as the Company does not have the obligation or intent to fund any additional capital in the joint ventures.

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment basis and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31, 2014	December 31, 2013
Company’s share of accumulated equity	$365.4	$365.3
Redeemable preferred equity and other(A)	72.5	72.2
Basis differentials	1.9	10.6
Deferred development fees, net of portion related to the Company’s interest	(2.9)	(2.8)
Amounts payable to DDR	4.4	2.7
Investments in and Advances to Joint Ventures	$441.3	$448.0
(A)

Primarily relates to $72.1 million and $71.8 million in preferred equity investments in joint ventures with affiliates of The Blackstone Group L.P. at March 31, 2014 and December 31, 2013, respectively.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Management and other fees	$6.1	$7.4
Development fees and leasing commissions	2.0	2.9
Interest income	1.7	4.5

Sonae Sierra Brazil BV SARL

At March 31, 2014, the Company had a 50% interest in SSB, which owned an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., and an indirect interest in the Parque Dom Pedro shopping center. Sonae Sierra Brasil, S.A. owns 10 shopping centers in Brazil and is headquartered in Sao Paulo.  The Company’s effective economic ownership in this investment was 33%.  The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.36 and 2.01 for the three-month periods ended March 31, 2014 and 2013, respectively.

On April 28, 2014, affiliates of DDR (the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”).  Pursuant to the Agreement, the Sellers sold their 50% ownership interest in SSB to the Purchasers for approximately $343.6 million, which represented the Company’s entire investment in Brazil. The Company anticipates recording a gain on sale in the second quarter of 2014 which will include the reclassification of foreign currency translation from accumulated other comprehensive income into gain on sale of interests.

The Investor is deemed to be a related party as a result of his common stock ownership in DDR.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  The transaction was approved by a special committee of the Company’s Board of Directors, which committee included all directors except for the two board members recommended for nomination to the board by the Investor.

Other Joint Venture Interests

In the first quarter of 2014, three of the Company’s unconsolidated joint ventures sold four assets. The joint ventures received aggregate proceeds of $67.7 million, of which $14.0 million was the Company’s proportionate share. The joint ventures recorded an aggregate gain of $21.5 million, of which $5.4 million was the Company’s proportionate share.

3.	ACQUISITIONS

The following unaudited supplemental pro forma operating data is presented for the three-month period ended March 31, 2013, as if the acquisition of the interests in the properties acquired in 2013 was completed on January 1, 2012 (in thousands, except per share amounts). Included in the Company’s condensed consolidated statement of operations are $0.4 million in total revenues from the date of acquisition through March 31, 2013. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

Three-Month Period Ended March 31,
2013
Pro forma revenues	$243,726
Pro forma loss from continuing operations	$(9,863)
Pro forma loss from discontinued operations	$(5,151)
Pro forma net loss attributable to DDR common shareholders	$(22,292)
Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.05)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)
Net loss attributable to DDR common shareholders	$(0.06)
Diluted earnings per share data:
Loss from continuing operations attributable to DDR common shareholders	$(0.05)
Loss from discontinued operations attributable to DDR common shareholders	(0.01)
Net loss attributable to DDR common shareholders	$(0.06)

4.	NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Loans receivable	$72,805	$72,218
Other notes	1,030	1,034
Tax Increment Financing Bonds (“TIF Bonds”)(A)	5,110	5,086
	$78,945	$78,338
(A)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of March 31, 2014 and December 31, 2013, the Company had seven loans receivable outstanding. The following table reconciles the loans receivable on real estate for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at January 1	$72,218	$60,378
Additions:
Interest	473	123
Accretion of discount	227	214
Deductions:
Payments of principal and interest	(113)	(11,310)
Balance at March 31	$72,805	$49,405

At March 31, 2014, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due and partially reserved and one loan that is fully reserved. No other loans outstanding are past due. The Company is no longer accruing interest income on these notes as no payments have been received.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Intangible assets:
In-place leases, net	$146,618	$159,357
Above-market rent, net	55,600	59,211
Tenant relations, net	175,651	191,045
Total intangible assets, net(A)	377,869	409,613
Other assets:
Accounts receivable, net(B)	118,335	129,513
Deferred charges, net	35,171	38,124
Prepaid expenses	23,017	14,082
Other assets	44,004	45,403
Deposits	8,896	8,770
Total other assets, net	$607,292	$645,505
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $29.1 million and $6.7 million for the three-month periods ended March 31, 2014 and 2013, respectively.

(B)	Includes straight-line rents receivable, net, of $61.7 million and $61.9 million at March 31, 2014 and December 31, 2013, respectively.

6.	REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at March 31, 2014	Weighted-Average Interest Rate at March 31, 2014	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$28.3	2.2%	April 2017
PNC Facility	—	N/A	April 2017
Unsecured term loan – Tranche 1	50.0	2.1%	January 2017
Unsecured term loan – Tranche 2	300.0	3.2%	January 2019
Secured indebtedness:
Secured term loan	400.0	1.8%	April 2017

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018, at the Company’s option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2014. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At March 31, 2014, the Company had US$4.6 million of Euro-denominated borrowings and US$23.7 million of Canadian dollar-denominated borrowings outstanding (Note 7). At March 31, 2014, the Company did not have any US$ borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association, (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at March 31, 2014), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.15% at March 31, 2014). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of Funds From Operations (as defined in the agreements governing the Revolving Credit Facilities) for the prior twelve-month period unless required to maintain Real Estate Investment Trust (“REIT”) status. The Company was in compliance with these covenants at March 31, 2014.

7.	FINANCIAL INSTRUMENTS

Measurement of Fair Value

At March 31, 2014, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Assets and Other Liabilities) and marketable securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan and investments in securities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative Financial Instruments	$—	$(3.4)	$—	$(3.4)
Marketable Securities	$6.6	$—	$—	$6.6
December 31, 2013
Derivative Financial Instruments	$—	$(3.2)	$—	$(3.2)
Marketable Securities	$7.4	$—	$—	$7.4

The unrealized loss of $0.2 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in fair value during the three-month period ended March 31, 2014, related to derivative financial instruments, none of which were reported in the Company’s condensed consolidated statements of operations because the Swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of related fair value considerations in Note 11.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $149.3 million and $148.2 million at March 31, 2014 and December 31, 2013, respectively, as compared to the carrying amounts of $146.4 million and $145.5 million, respectively. The carrying value of the TIF bonds, which was $5.1 million at both March 31, 2014 and December 31, 2013, approximated their fair value.

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

Debt instruments at March 31, 2014 and December 31, 2013, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$2,757,007	$3,027,362	$2,754,120	$2,991,698
Revolving Credit Facilities and term loans	778,318	787,262	779,133	787,772
Mortgage indebtedness	1,708,591	1,740,169	1,761,421	1,779,375
	$5,243,916	$5,554,793	$5,294,674	$5,558,845

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

As of March 31, 2014 and December 31, 2013, the notional amount of the Swaps was $631.1 million and $631.4 million, respectively. The following table discloses certain information regarding the Company’s 10 outstanding interest rate swaps (not including the specified spreads), as well as their classification on the condensed consolidated balance sheets, as of March 31, 2014 and December 31, 2013 (in millions):

Maturity Date	Aggregate Notional Amount	Counterparty Pays Variable Rate	DDR Pays Fixed Rate	Fair Value
				March 31, 2014		December 31, 2013
				Asset	Liability	Asset	Liability
June 2014	$100.0	1 Month LIBOR	1.0%	$—	$(0.2)	$—	$(0.4)
June 2015	$50.0	1 Month LIBOR	0.6%	—	(0.2)	—	(0.2)
July 2015	$100.0	1 Month LIBOR	0.5%	—	(0.4)	—	(0.4)
September 2017	$81.1	1 Month LIBOR	2.8%	—	(4.7)	—	(5.0)
January 2018	$100.0	1 Month LIBOR	0.9%	1.3	—	1.4	—
February 2019	$100.0	1 Month LIBOR	1.6%	0.2	—	0.5	—
February 2019	$100.0	1 Month LIBOR	1.5%	0.6	—	0.9	—
Other Assets				$2.1	N/A	$2.8	N/A
Accounts Payable				N/A	$(5.5)	N/A	$(6.0)

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.6 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the three-month periods ended March 31, 2014 and 2013, the amount of hedge ineffectiveness recorded was not material.

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

Effect on Net Income (Loss) and OCI

The effect of the Company’s cash flow hedges and net investment hedge instruments on net loss and OCI is as follows (in millions):

			Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended March 31,			Three-Month Periods Ended March 31,
	2014	2013		2014	2013
Cash flow hedges:
Interest rate contracts	$(0.2)	$1.8	Interest Expense	$(0.1)	$(0.1)
Net investment hedges:
Euro-denominated	$—	$0.1		$—	$—
Canadian dollar-denominated	0.8	0.4		—	—
Total	$0.8	$0.5		$—	—

8.	COMMITMENTS AND CONTINGENCIES

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

9.	OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains on Marketable Securities	Total
Balance, December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)
Other comprehensive (loss) income before reclassifications	(239)	6,269	(261)	5,769
Reclassification adjustment for realized gains on securities available-for-sale(A)	—	—	(430)	(430)
Amounts reclassified from accumulated other comprehensive loss(B)	118	—	—	118
Net current-period other comprehensive (loss) income	(121)	6,269	(691)	5,457
Balance, March 31, 2014	$(8,033)	$(24,355)	$1,352	$(31,036)
(A)	Realized gains are included in the condensed consolidated statement of operations within Fee and Other Income for the three months ended March 31, 2014.
(B)

Reflects amortization classified in Interest Expense of $0.1 million in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014, which was previously recognized in Accumulated Other Comprehensive Income.

10.	FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Management, development and other fee income	$8.2	$10.7
Ancillary and other property income	6.4	5.7
Lease termination fees	1.3	0.5
Other	0.6	0.1
Total fee and other income	$16.5	$17.0

11.	IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three-month periods ended March 31, 2014 and 2013, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Undeveloped land	$0.4	$—
Assets marketed for sale (A)	10.4	—
Total continuing operations	$10.8	$—
Sold assets – discontinued operations	—	7.7
Joint venture investments (B)	9.1	—
Total impairment charges	$19.9	$7.7
(A)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of one or more potential transactions.
(B)

Amount recorded in 2014 represents an “other than temporary impairment” charge on a development project in Canada that is owned through an unconsolidated joint venture.  The impairment was triggered by changes in the timing of the project development assumptions that occurred in the first quarter of 2014.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining fair value, refer to Note 12 of the Company’s Financial Statements filed on its Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the three-month period ended March 31, 2014 and the year ended December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2014:
Long-lived assets held and used	$—	$—	$82.6	$82.6	$10.8
Unconsolidated joint venture investments	—	—	26.8	26.8	9.1
December 31, 2013:
Long-lived assets held and used and held for sale	—	—	164.2	164.2	72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	March 31, 2014	December 31, 2013	Valuation Technique	Unobservable Inputs	2014	2013
Impairment of consolidated assets	$15.6	$88.7	Indicative Bid(A) / Contracted Price	Indicative Bid(A) / Contracted Price	N/A	N/A
	67.0	75.5	Income Capitalization Approach(B)	Market Capitalization Rate	8%	8% – 10%
				Price Per Square Foot	N/A	$12 – $117
Impairment of joint venture investments	26.8	35.3	Discounted Cash Flow	Discount Rate	8% – 15%	8% – 15%
				Terminal Capitalization Rate	6%	6%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Vacant space in certain assets was valued based on a price per square foot.

12.	DISCONTINUED OPERATIONS

The Company sold nine properties (including two properties held for sale at December 31, 2013) during the three-month period ended March 31, 2014. In addition, the Company sold 39 properties in 2013. These asset sales are included in discontinued operations for the three-month periods ended March 31, 2014 and 2013. The operating results related to assets sold as of March 31, 2014, are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2014	2013
Revenues	$1,765	$11,306
Operating expenses	664	3,486
Impairment charges	—	7,679
Interest, net	330	2,616
Depreciation and amortization	536	3,277
	1,530	17,058
Income (loss) from discontinued operations	235	(5,752)
Gain on disposition of real estate, net of tax	10,695	601
Income (loss) from discontinued operations	$10,930	$(5,151)

13.	EARNINGS PER SHARE

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

	Three-Month Periods Ended March 31,
	2014	2013
Basic Earnings:
Continuing Operations:
(Loss) income from continuing operations	$(28,218)	$11,702
Plus: Loss on disposition of real estate	(1,090)	(57)
Plus: Loss attributable to non-controlling interests	(155)	(155)
Preferred dividends	(6,608)	(7,030)
Less: Earnings attributable to unvested shares and operating partnership units	(310)	(364)
Basic—(Loss) income from continuing operations	$(36,381)	$4,096
Discontinued Operations:
Basic—Income (loss) from discontinued operations	10,930	(5,151)
Plus: Income (loss) attributable to non-controlling interest	1,893	(36)
Basic—Net loss attributable to DDR common shareholders after allocation to participating securities	$(23,558)	$(1,091)
Diluted Earnings:
Continuing Operations:
Basic—(Loss) income from continuing operations	$(36,071)	$4,460
Less: Earnings attributable to unvested shares and operating partnership units	(310)	(364)
Diluted—(Loss) income from continuing operations	(36,381)	4,096
Discontinued Operations:
Basic—Income (loss) from discontinued operations	12,823	(5,187)
Diluted—Net loss attributable to DDR common shareholders after allocation to participating securities	$(23,558)	$(1,091)
Number of Shares:
Basic—Average shares outstanding	357,634	313,231
Effect of dilutive securities:
Stock options	―	478
Value sharing equity program	―	190
Diluted—Average shares outstanding	357,634	313,899
Basic Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.10)	$0.01
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)
Net loss attributable to DDR common shareholders	$(0.07)	$0.00
Dilutive Earnings Per Share:
(Loss) income from continuing operations attributable to DDR common shareholders	$(0.10)	$0.01
Income (loss) from discontinued operations attributable to DDR common shareholders	0.03	(0.01)
Net loss attributable to DDR common shareholders	$(0.07)	$0.00

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

•

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.20 at March 31, 2014, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price in these periods and would therefore be anti-dilutive.

•

Shares subject to issuance under the Company’s 2013 Value Sharing Equity Program were not considered in the computation of diluted EPS for the three months ended March 31, 2014, because they were anti-dilutive due to the Company’s loss from continuing operations.

Common Shares

Common share dividends declared were $ 0.155 and $0.135 per share for the three-month periods ended March 31, 3014 and 2013, respectively.

14.	SEGMENT INFORMATION

At March 31, 2014, the Company has three reportable operating segments: shopping centers, loan investments and Brazil equity investment.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 12) (in thousands):

	Three-Month Period Ended March 31, 2014
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$254,209	$37			$254,246
Operating expenses(B)	(84,734)	(50)			(84,784)
Net operating income (loss)	169,475	(13)			169,462
Depreciation and amortization	(108,762)				(108,762)
Interest income		3,127			3,127
Other income (expense), net				$(4,613)	(4,613)
Unallocated expenses(C)				(83,822)	(83,822)
Equity in net income of joint ventures	5,172		$318		5,490
Impairment of joint venture investments	(9,100)				(9,100)
Loss from continuing operations					$(28,218)
As of March 31, 2014:
Total gross real estate assets	$10,097,422				$10,097,422
Notes receivable, net(D)		$144,901		$(65,956)	$78,945

	Three-Month Period Ended March 31, 2013
	Shopping Centers	Loan Investments	Brazil Equity Investment(A)	Other	Total
Total revenues	$200,302	$5			$200,307
Operating expenses	(57,911)	(150)			(58,061)
Net operating income (loss)	142,391	(145)			142,246
Depreciation and amortization	(65,911)				(65,911)
Interest income		7,878			7,878
Other income (expense), net				$(2,900)	(2,900)
Unallocated expenses(C)				(72,565)	(72,565)
Equity in net (loss) income of joint ventures	(1,330)		$4,284		2,954
Income from continuing operations					$11,702
As of March 31, 2013:
Total gross real estate assets	$8,715,170				$8,715,170
Notes receivable, net(D)		$236,630		$(179,072)	$57,558
(A)

The carrying value of the Brazil Equity Investment is not a measure used by executive management for purposes of decision making related to asset allocation or performance assessment of this segment.  This investment was sold in April 2014 and will no longer be reflected as a segment.  See discussion regarding the investment in SSB in Notes 2 and 15.

(B)	Includes impairment charges of $10.8 million for the three-month period ended March 31, 2014.
(C)	Unallocated expenses consist of general and administrative expenses, interest expense and tax benefit/expense as listed in the condensed consolidated statements of operations.
(D)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets.

15.	SUBSEQUENT EVENTS

As discussed in Note 2, in April 2014, the Company sold its entire interest in SSB.

In April 2014, the Company announced the redemption of the remaining $55.0 million of its 7.375% Class H Cumulative Redeemable Preferred Shares (“Class H Preferred Shares”) at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per Class H depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014).  The Company expects to record a charge of $1.9 million to net income/loss attributable to common shareholders related to the write-off of the Class H Preferred Shares’ original issuance costs in the second quarter of 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2013, as amended, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of March 31, 2014, the Company’s portfolio consisted of 406 shopping centers (including 167 shopping centers owned through joint ventures) in which the Company had an economic interest. These properties consist of shopping centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2014, the Company owned approximately 113 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 23 assets that the Company has a nominal interest in and has not managed since January 1, 2012.

The following provides an overview of the Company’s key financial metrics (see Funds From Operations described later in this section):

	Three-Month Periods Ended March 31,
	2014	2013
Net loss attributable to common shareholders	$(23,248)	$(727)
Funds From Operations (“FFO”)	$85,812	$82,516
Operating FFO	$100,710	$86,052
Earnings per share ― Diluted	$(0.07)	$0.00

The increase in FFO for the three-month period ended March 31, 2014, primarily is due to organic growth as well as the impact of shopping center acquisitions, partially offset by asset dispositions and an impairment charge of a non-depreciable unconsolidated joint venture.  The increase in the net loss primarily is due to the same factors impacting FFO as well as higher impairment charges on depreciable assets.

First Quarter 2014 Operating Results

During the first quarter of 2014, the Company continued to pursue opportunities to position itself for long-term growth. The Company continued making progress on its balance sheet initiatives; strengthening the operations of its prime portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets occupied by high credit quality retailers that cater to the consumer’s desire for value and convenience, which are referred to as “Prime,” “Prime Portfolio” or “Prime Assets”) to improve portfolio quality. The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

In the first quarter of 2014, the Company completed the disposition of $198.0 million of non-Prime Assets, of which DDR’s pro-rata share of the proceeds was $141.7 million. In addition, in April 2014, the Company sold its entire investment in Sonae Sierra Brazil BV SARL (“SSB”) for gross proceeds of $343.6 million (see 2014 Strategic Transaction Activity).  The Company plans to recycle the capital from these transactions into the acquisition of Prime Assets as well as repay 2014 maturing debt and fund the announced redemption of the remaining outstanding 7.375% Class H Cumulative Redeemable Preferred shares (“Class H Preferred Shares”) (see Financing Activities).

The Company continued its trend of consistent internal growth and strong operating performance in the first quarter of 2014 as evidenced by the number of leases executed during the quarter, the increase in the occupancy rate and the upward trend in the average annualized base rental rates.

•

The Company leased approximately 3.1 million square feet in the first quarter of 2014, including 135 new leases and 243 renewals for a total of 378 leases. Approximately 4.1 million square feet of total GLA leases expiring in 2014 (or 65.8% of total average annualized base rent) remained as of March 31, 2014, compared to the 6.6 million square feet of total GLA expiring in 2014, determined as of December 31, 2013.

•

The Company continued to execute both new leases and renewals at positive rental spreads. At December 31, 2013, the Company had 1,467 leases expiring in 2014 with an average base rent per square foot of $16.81. For the comparable leases executed in the first quarter of 2014, the Company generated positive leasing spreads on a pro rata basis of 20.4% for new leases and 7.6% for renewals. The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and, as a result, the Company believes the calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•

The aggregate occupancy of the Company’s operating shopping center portfolio increased to 92.4% at March 31, 2014, as compared to 92.2% at December 31, 2013 and 91.3% at March 31, 2013. In addition, the Company’s total portfolio average annualized base rent per square foot increased to $14.23 at March 31, 2014, as compared to $14.18 at December 31, 2013, and $13.74 at March 31, 2013.

•

For new leases executed during the first quarter of 2014, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.04 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2013, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Base and percentage rental revenues(A)	$177,481	$138,405	$39,076
Recoveries from tenants(B)	60,304	44,942	15,362
Fee and other income(C)	16,461	16,960	(499)
Total revenues	$254,246	$200,307	$53,939
(A)	The increase is due to the following (in millions):

Increase
Acquisition of shopping centers	$34.3
Comparable Portfolio Properties	4.6
Straight-line rents	(0.3)
Development or redevelopment properties	0.5
$39.1

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio March 31,			Wholly-Owned Shopping Centers (1) March 31,			Joint Venture Shopping Centers March 31,
	2014		2013	2014		2013	2014		2013
Centers owned	406		445	239		236	167		209
Aggregate occupancy rate	92.4%		91.3%	93.1%		91.6%	91.1%		91.0%
Average annualized base rent per occupied square foot	$14.23	(2)	$13.74	$13.70	(2)	$13.03	$15.17	(3)	$14.63
(1)

For the three months ended March 31, 2014 and 2013, the Comparable Portfolio Properties’ aggregate occupancy rates were 93.5% and 92.2%, respectively, and the average annualized base rent per occupied square foot was $13.67 and $12.65, respectively.

(2)

Increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets as well as continued leasing of the existing portfolio at positive rental spreads.

(3)	Increase within the joint venture portfolio primarily was due to the impact of exchange rate fluctuations with the Brazilian real.
(B)

The increase in recoveries from tenants primarily was driven by the impact of acquisition properties with higher recovery rates. Recoveries from tenants for all properties on a blended basis were approximately 91.3% and 89.8% of reimbursable operating expenses and real estate taxes for the three-month periods ended March 31, 2014 and 2013, respectively.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Management, development and other fee income	$8.2	$10.7	$(2.5)
Ancillary and other property income	6.4	5.7	0.7
Lease termination fees	1.3	0.5	0.8
Other	0.6	0.1	0.5
	$16.5	$17.0	$(0.5)

The decrease in management, development and other fee income for the three-month period ended March 31, 2014, compared to the comparable period in 2013 largely is the result of a decrease in the number of properties held through unconsolidated joint ventures, which was 166 at March 31, 2014, as compared to 206 at March 31, 2013.

Expenses from Operations (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Operating and maintenance(A)	$38,201	$31,718	$6,483
Real estate taxes(A)	35,742	26,343	9,399
Impairment charges(B)	10,841	—	10,841
General and administrative(C)	20,253	19,760	493
Depreciation and amortization(A)	108,762	65,911	42,851
	$213,799	$143,732	$70,067
(A)	The changes for the three-month period ended March 31, 2014, compared to the comparable period in 2013, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisitions of shopping centers	$5.7	$9.1	$36.9
Comparable Portfolio Properties	0.7	0.3	4.6
Development or redevelopment properties	0.1	—	1.4
	$6.5	$9.4	$42.9

The increase in depreciation expense for the Comparable Portfolio Properties and the development or redevelopment properties is attributable to a combination of accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2013.

(B)

The Company recorded impairment charges during the three-month periods ended March 31, 2014 and 2013, related to its shopping center assets marketed for sale. These impairments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 5.0% and 4.9% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the three-month periods ended March 31, 2014 and 2013, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Interest income(A)	$3,127	$7,878	$(4,751)
Interest expense(B)	(62,881)	(52,444)	(10,437)
Other income (expense), net(C)	(4,613)	(2,900)	(1,713)
	$(64,367)	$(47,466)	$(16,901)
(A)

The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.2% and 9.0% at March 31, 2014 and 2013, respectively. The decrease in the amount of interest income recognized in the first quarter of 2014 primarily is due to the repayment of a portion of the preferred equity investment in the fourth quarter of 2013.

(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Three-Month Periods Ended March 31,
	2014	2013
Weighted-average debt outstanding (in billions)	$5.3	$4.4
Weighted-average interest rate	5.0%	5.1%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) at March 31, 2014 and 2013 was 4.8% and 4.7%, respectively.  The increase in the weighted-average debt outstanding is a result of the acquisition of Prime Assets in 2013.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.8 million for the three-month period ended March 31, 2014, as compared to $2.7 million for the comparable period in 2013. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	Other income (expense) was composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Transaction and other expenses, net(1)	$(4.4)	$(0.5)
Litigation-related expenses	(0.2)	(0.3)
Debt extinguishment costs, net	—	(2.1)
	$(4.6)	$(2.9)
(1)	The Company recorded a $4.4 million charge as a result of a termination fee associated with a major tenant in connection with a redevelopment.

Other Items (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Equity in net income of joint ventures(A)	$5,490	$2,954	$2,536
Impairment of joint venture investments(B)	(9,100)	—	(9,100)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(688)	(361)	(327)
(A)

The increase in equity in net income of joint ventures for the three-month period ended March 31, 2014, compared to the comparable prior-year period, primarily is a result of gains recognized in 2014 from the sale of assets held in joint ventures, offset by lower net income from the Company’s investment in SSB in 2014, including the impact of foreign currency translation, as discussed below.  In the second quarter of 2014, the Company sold its entire investment in this joint venture (see 2014 Strategic Transaction Activity).

At March 31, 2014 and 2013, the Company had a 50% interest in SSB, which owned an approximate 66% interest in a publicly traded company headquartered in Sao Paulo, Brazil, Sonae Sierra Brasil S.A. (“Sonae Sierra Brasil”), and an indirect interest in the Parque Dom Pedro shopping center.  The Company’s effective economic ownership in Sonae Sierra Brasil was 33%.  SSB uses the functional currency of Brazilian real. The Company has generally chosen not to mitigate any of the foreign currency risk through the use of hedging instruments for this entity. The operating cash flow generated by this investment has been generally retained by the joint venture and reinvested in the operation of the joint venture including ground-up developments and expansions in Brazil. The weighted-average exchange rates used for recording the equity in net income into U.S. dollars were 2.36 and 2.01 for the three-month periods ended March 31, 2014 and 2013, respectively, which represents a 17.4% increase.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 11 “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

Discontinued Operations (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Income (loss) from discontinued operations	$235	$(5,752)	$5,987
Gain on disposition of real estate, net of tax	10,695	601	10,094
	$10,930	$(5,151)	$16,081

The Company sold nine shopping center properties, including two properties held for sale at December 31, 2013, during the three-month period ended March 31, 2014, aggregating 1.3 million square feet. In addition, the Company sold 39 properties in 2013, aggregating 2.9 million square feet. Included in the reported loss from discontinued operations for the three-month period ended March 31, 2013, is $7.7 million of impairment charges.

Gain (loss) on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Loss on disposition of real estate, net	$(1,090)	$(57)	$(1,033)

Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

Non-Controlling Interests (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Non-controlling interests	$1,738	$(191)	$1,929

Change in non-controlling interests is the result of the sale of one asset in the first quarter of 2014.

Net (Loss) Income (in thousands)

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
Net (loss) income attributable to DDR	$(16,640)	$6,303	$(22,943)

The decrease in net income attributable to DDR for the three-month period ended March 31, 2014, compared to the prior year comparable period, primarily is a result of higher impairment charges, partially offset by the impact of organic growth and net acquisition activity.

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

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013	$ Change
FFO attributable to DDR common shareholders(A)	$85.8	$82.5	$3.3
Operating FFO attributable to DDR common shareholders(B)	100.7	86.1	14.6
(A)

The increase in FFO for the three-month period ended March 31, 2014, as compared to the comparable period in 2013, primarily was due to organic growth as well as the impact of shopping center acquisitions, partially offset by non-Prime Asset dispositions and an impairment charge of a non-depreciable unconsolidated joint venture.

(B)

The increase in Operating FFO for the three-month period ended March 31, 2014, as compared to the comparable period in 2013, primarily was due to organic growth as well as the impact of shopping center acquisitions, partially offset by non-Prime Asset dispositions.

The Company’s reconciliation of net loss attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Net loss attributable to DDR common shareholders(A), (B)	$(23.2)	$(0.7)
Depreciation and amortization of real estate investments	101.4	67.0
Equity in net income of joint ventures	(5.5)	(3.0)
Joint ventures’ FFO(C)	8.7	12.2
Non-controlling interests (OP Units)	0.1	0.1
Impairment of depreciable real estate assets, net of non-controlling interests	10.4	7.7
Gain on disposition of depreciable real estate	(6.1)	(0.8)
FFO attributable to DDR common shareholders	$85.8	$82.5
Non-operating items(D)	14.9	3.6
Operating FFO attributable to DDR common shareholders	$100.7	$86.1

(A)	Includes the following deductions from net (loss) income (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Preferred dividends	6.6	7.0
(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, were as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Straight-line rents	$1.0	$1.4
Straight-line ground rent expense	0.3	0.3
(C)

At March 31, 2014 and 2013, the Company had an economic investment in unconsolidated joint venture interests relating to 166 and 206 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Net income (loss) attributable to unconsolidated joint ventures(1)	$7.7	$(24.5)
Depreciation and amortization of real estate investments	44.2	64.8
(Gain) loss on disposition of depreciable real estate, net	(21.5)	5.0
FFO	$30.4	$45.3
FFO at DDR’s ownership interests(2)	$8.7	$12.2
Operating FFO at DDR’s ownership interests(D)	$9.1	$12.4
(1)	Revenues include the following (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Straight-line rents	$0.9	$1.6
DDR’s proportionate share	0.2	0.3
(2)	FFO at DDR ownership interests considers the impact of basis differentials.

(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three-month periods ended March 31, 2014 and 2013 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended March 31,
	2014	2013
Impairment charges – non-depreciable consolidated assets	$0.4	$—
Other (income) expense, net(A)	4.8	3.2
Equity in net loss of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	0.4	0.2
Impairment of joint venture investments on non-depreciable assets	9.1	—
Loss on disposition of non-depreciable real estate, net	0.2	0.2
Total adjustments from FFO to Operating FFO	$14.9	$3.6
FFO attributable to DDR common shareholders	85.8	82.5
Operating FFO attributable to DDR common shareholders	$100.7	$86.1
(A)	Amounts included in other income/expense are detailed as follows (in millions):

	Three-Month Periods Ended March 31,
	2014	2013
Transaction and other (income) expense, net	$4.6	$0.8
Litigation-related expenses	0.2	0.3
Debt extinguishment costs, net	—	2.1
	$4.8	$3.2

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first three months of 2014, the Company continued to strategically allocate cash flow from operating, investing and financing activities.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 115 basis points at March 31, 2014, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of March 31, 2014, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2014 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability under the Revolving Credit Facilities at March 31, 2014 (in millions):

Cash and cash equivalents	$163.8
Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(28.3)
Letters of credit	(10.9)
Borrowing capacity available	$775.8

In June 2013, the Company entered into agreements for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaced any previous continuous equity program maintained by the Company. As of May 2, 2014, the Company had $246.6 million of its common shares available for future issuance under its continuous equity program.

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

The Company has $306.2 million of mortgage debt maturing in 2014, which represents one mortgage note payable that is due in October 2014.  The Company plans to refinance a portion of this loan as well as use disposition proceeds to repay the remaining amount due to increase its unencumbered asset pool.  There are no unsecured maturities until May 2015.

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

Unconsolidated Joint Ventures

At March 31, 2014, the Company’s unconsolidated joint venture mortgage debt maturing in 2014 was $137.6 million (of which the Company’s proportionate share was $27.5 million).  All of this mortgage debt is attributable to one joint venture arrangement.  The Company expects the joint venture to refinance this mortgage debt or use proceeds from asset sales to repay mortgage indebtedness.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company’s unconsolidated joint venture mortgage debt attributable to the Coventry II Fund assets that had matured and was past due at March 31, 2014, or was maturing in 2014 (see Off-Balance Sheet Arrangements), was $90.6 million at March 31, 2014 (of which the Company’s proportionate share was $9.1 million).

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods Ended March 31,
	2014	2013
Cash flow provided by operating activities	$91,891	$53,296
Cash flow provided by (used for) investing activities	91,855	(87,825)
Cash flow (used for) provided by financing activities	(106,577)	22,254

Operating Activities: The change in cash flow provided by operating activities for the three-month period ended March 31, 2014, as compared to the comparable period in 2013, primarily was due to additional cash flow from acquired properties and changes in accounts payable and accrued expenses.

Investing Activities: The change in cash flow provided by investing activities for the three-month period ended March 31, 2014, as compared to the comparable period in 2013, primarily was due to an increase in proceeds from the disposition of real estate and a decrease in real estate assets acquired and developed offset by a decrease in repayment of notes receivable.

Financing Activities: The change in cash flow used for financing activities for the three-month period ended March 31, 2014, as compared to the comparable period in 2013, primarily was due to a decrease in proceeds from the revolving credit and mortgage debt as well as a decrease in proceeds from the issuance of common shares.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $62.3 million for the three-month period ended March 31, 2014, as compared to $49.8 million for the same period in 2013. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2014.

The Company declared a quarterly dividend of $0.155 per common share for the first quarter of 2014. The Board of Directors of the Company will continue to monitor the 2014 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2014 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets to achieve long-term growth and value creation.

Disposition of Joint Venture Interest

Sonae Sierra Brazil BV SARL

In April 2014, the Company sold its entire 50% equity investment in SSB for $343.6 million to Mr. Alexander Otto and certain of his affiliates.  Through this investment, the Company owned an approximate 33% interest in Sonae Sierra Brasil, S.A., a publicly traded company in Brazil, as well as an indirect ownership interest in the Parque Dom Pedro shopping center.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  The transaction was approved by a special committee of the Company’s Board of Directors, which committee included all directors except for the two board members recommended for nomination to the board by Mr. Otto.

Other Dispositions

During the three-month period ended March 31, 2014, the Company sold nine shopping center properties aggregating 1.3 million square feet and other consolidated non-income producing assets at an aggregate sales price of $132.3 million. The Company recorded a net gain of $9.6 million, which excludes the impact of an aggregate $19.3 million in related impairment charges that were recorded in prior periods related to the assets sold in 2014.

During the three-month period ended March 31, 2014, the Company’s unconsolidated joint ventures sold assets generating gross proceeds of $67.7 million, of which the Company’s proportionate share was $14.0 million. A net gain of $21.5 million was recorded related to these sales, of which the Company’s pro rata share was $5.4 million.

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

The Company will continue to closely monitor its expected spending in 2014 for developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. The Company does not anticipate expending a significant amount of funds on joint venture development projects in 2014.

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

The Company’s consolidated land holdings are classified in two separate line items on the condensed consolidated balance sheets included herein, (i) Land and (ii) Land Held for Development and Construction in Progress. At March 31, 2014, the $2.2 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio. However, this amount also includes a small portion of vacant land comprised primarily of outlots or expansion pads adjacent to the operating shopping center properties. Approximately 184 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Land Held for Development and Construction in Progress at March 31, 2014, are $243.7 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or has not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.5 to 4.0 million square feet of GLA could be developed. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments (Wholly-Owned and Consolidated Joint Ventures)

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested $219.8 million in various development and redevelopment projects and expects to bring at least $100 million of development and redevelopments investment in service in 2014 on a net basis, after deducting sales proceeds from outlot sales. The current significant development projects are as follows:

Location	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Net Cost Incurred at March 31, 2014 ($ Millions)
Merriam, KS (Merriam Village)	3Q14	60.0	$20.6	$18.7	$11.5
Seabrook, NH (Seabrook Town Center)	2Q14	165.0	95.0	75.1	61.6
Total		225.0	$115.6	$93.8	$73.1

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date. At March 31, 2014, the Company’s significant redevelopment projects are as follows:

Location	Owned GLA Subject to Redevelopment (Thousands)	Total GLA Subject to Redevelopment (Thousands)	Estimated Gross Cost ($ Millions)	Cost Incurred at March 31, 2014 ($ Millions)
Phoenix, AZ (Ahwatukee Foothills Town Center)	203.6	203.6	$14.4	$7.5
Brandon, FL (Lake Brandon Plaza)	35.7	35.7	3.2	0.7
Plant City, FL (Lake Walden Square)	108.7	115.7	14.0	9.5
Schaumburg, IL (Woodfield Village Green)	12.7	12.7	5.0	0.6
Bayamon, PR (Plaza Del Sol)	172.5	172.5	64.4	23.2
Fajardo, PR (Plaza Fajardo)	36.3	36.3	8.8	6.3
Columbia, SC (Harbison Court)	47.1	47.1	8.6	0.3
Chester, VA (Bermuda Square)	71.2	137.9	14.1	1.0
Total	687.8	761.5	$132.5	$49.1

For redevelopment assets completed in 2013 and in the first quarter of 2014, the assets placed in service were completed at approximately $134 cost per square foot.

Development and Redevelopments (Unconsolidated Joint Ventures)

At March 31, 2014, the Company’s unconsolidated joint ventures did not have any significant development or redevelopment projects.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties, two management companies and one development company. Such arrangements are generally with institutional investors located throughout the United States.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at March 31, 2014, are as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)		Assets Owned	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund, LLC	15.0%		26 shopping centers in several states	8.4	$823.3
DDR Domestic Retail Fund I	20.0%		59 shopping centers in several states	8.2	928.4
Sonae Sierra Brasil	33.3	%(B)	10 shopping centers and a management company in Brazil	4.8	392.3
DDR – SAU Retail Fund, LLC	20.0%		27 shopping centers in several states	2.4	179.2
BRE DDR Retail Holdings II	5.0	%(C)	Seven shopping centers in several states	1.7	241.5
(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.
(B)	Entire investment sold in the second quarter of 2014 (see 2014 Strategic Transaction Activity).
(C)	Excludes interest owned through $30.9 million preferred equity investment.

Funding for Unconsolidated Joint Ventures

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $72.1 million at March 31, 2014, which consists of preferred equity with rates ranging from 9-10%, due from its joint ventures with affiliates of The Blackstone Group L.P.

Coventry II Fund

At March 31, 2014, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired according to their terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of March 31, 2014, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $1.4 million. In addition, the Company advanced $66.9 million of financing that is reserved in full (the “Bloomfield Loan”).  The asset owned by Coventry II DDR Westover LLC was sold in March 2014 for an aggregate gain of $16.6 million, of which the Company’s share was $4.0 million. In addition, one asset owned by the Service Holdings LLC joint venture was sold in the first quarter of 2014 in which the Company had previously written down its investment to zero. In addition to its existing equity and notes receivable, at March 31, 2014, the Company had provided for one partial payment guaranty to a third-party lender in connection with the financing of one of the Coventry II Fund projects that aggregates $0.1 million.

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

A summary of the Coventry II Fund investments as of March 31, 2014, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at March 31, 2014
Coventry II DDR Bloomfield LLC	Detroit, Michigan	$39.8	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Orange County, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.5	(B)
Coventry II DDR Marley Creek Square LLC	Chicago, Illinois	10.4	(B), (C), (D), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.7
Coventry II DDR Totem Lakes LLC	Seattle, Washington	27.5	(B), (D)
Service Holdings LLC	18 retail sites in several states	67.7	(B), (C), (D)
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

(B)	As of May 2, 2014, lenders are managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of May 2, 2014, these loans are in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of May 2, 2014, the Company provided an interest payment guaranty that was not greater than the proportion of its investment interest.

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.3 billion and $4.3 billion at March 31, 2014 and 2013, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.2 million at March 31, 2014, including guaranties associated with the Coventry II Fund joint ventures.

The Company chose not to mitigate any of the foreign currency risk through the use of hedging instruments for SSB during its ownership period. The Company sold its entire investment in this joint venture in April 2014 (see 2014 Strategic Transaction Activity).  The proceeds from this transaction were settled in U.S. dollars.

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

For the three months ended March 31, 2014, $0.8 million of net gains related to the foreign currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.

FINANCING ACTIVITIES

In April 2014, the Company announced the redemption of the remaining $55.0 million of its 7.375% Class H Preferred Shares at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014). The Company expects to record a charge of $1.9 million in the second quarter of 2014 related to the write-off of the Class H Preferred Shares’ original issuance costs.

CAPITALIZATION

At March 31, 2014, the Company’s capitalization consisted of $5.2 billion of debt, $405.0 million of preferred shares and $5.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $16.48, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2014), resulting in a debt to total market capitalization ratio of 0.45 to 1.0, as compared to the ratio of 0.42 to 1.0 at March 31, 2013. The closing price of the common shares on the New York Stock Exchange was $17.42 at March 31, 2013. At March 31, 2014 and 2013, the Company’s total debt consisted of the following (in billions):

	At March 31,
	2014	2013
Fixed-rate debt(A)	$4.9	$3.9
Variable-rate debt	0.3	0.5
	$5.2	$4.4
(A)

Includes $631.1 million and $632.5 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at March 31, 2014 and 2013, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2014, the Company’s consolidated secured debt maturing in 2014 was $306.2 million, which is expected to be refinanced, in part, and to be repaid, in part, using disposition proceeds to unencumber additional assets. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. As of March 31, 2014, there are no unsecured maturities until May 2015.

At March 31, 2014, the Company had letters of credit outstanding of $40.6 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $34.4 million for its consolidated properties at March 31, 2014. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At March 31, 2014, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.5 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for the remainder of 2014 and 2015. Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 3.1 million square feet of space for both new leases and renewals for the first three months of 2014. The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base with only two tenants exceeding 3.0% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 3.4% and TJX Companies at 3.2%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of the tenants to continue operating within this challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy. In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer. Overall, the Company believes its portfolio remained stable at March 31, 2014, as evidenced by the increase in the occupancy rate as further described below. However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy was at 92.4% at March 31, 2014 as compared to 91.3% at March 31, 2013. The Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, including the results of SSB, was $14.23 at March 31, 2014, as compared to $14.18 at December 31, 2013, and $13.74 at March 31, 2013. The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets as well as continued lease up of the existing portfolio at positive rental spreads. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first quarter of 2014 for the U.S. portfolio was only $3.04 per rentable square foot. The Company generally does not expend a significant amount of capital on lease renewals. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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
•

The Company may not realize anticipated returns from its real estate assets outside the United States. The Company may continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

•

International ownership and development activities carry risks in addition to those the Company faces with its domestic properties and operations. Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition. These risks include the following:

o	Adverse effects of changes in exchange rates for foreign currencies;
o	Changes in foreign political or economic environments;
o	Challenges of complying with a wide variety of foreign laws, including tax laws, and addressing different practices and customs relating to corporate governance, operations and litigation;
o	Different lending practices;
o	Cultural and consumer differences;
o	Changes in applicable laws and regulations in the United States that affect foreign operations;
o	Difficulties in managing international operations and
o	Obstacles to the repatriation of earnings and cash.
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and
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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,934.7	4.4	5.0%	94.1%	$4,967.9	4.7	4.9%	93.8%
Variable-Rate Debt(A)	$309.2	3.7	1.6%	5.9%	$326.8	3.9	1.7%	6.2%
(A)	Adjusted to reflect the $631.1 million and $631.4 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 1.3% at March 31, 2014 and December 31, 2013, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	March 31, 2014				December 31, 2013
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,316.8	$426.1	3.8	5.6%	$2,504.2	$454.3	3.7	5.6%
Variable-Rate Debt	$942.3	$201.6	5.1	7.6%	$778.4	$175.8	5.3	8.2%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2014 and December 31, 2013, the interest rate on the Company’s $631.1 million and $631.4 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $631.1 million and $631.4 million of variable-rate debt that was swapped to a fixed rate at March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at March 31, 2014 and December 31, 2013, is summarized as follows (in millions):

	March 31, 2014					December 31, 2013
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$4,934.7	$5,239.6	(A)	$4,976.5	(B)	$4,967.9	$5,226.7	(A)	$4,958.4	(B)
Company’s proportionate share of joint venture fixed-rate debt	$426.1	$438.1		$426.5		$454.3	$467.3		$454.1
(A)	Includes the fair value of Swaps, which was a liability of $3.4 million, net, and $3.2 million, net, at March 31, 2014 and December 31, 2013, respectively.
(B)	Includes the fair value of Swaps, which was an asset of $13.7 million, net, and $15.5 million, net, at March 31, 2014 and December 31, 2013, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at March 31, 2014, would result in an increase in interest expense of approximately $0.8 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month period ended March 31, 2014. The estimated increase in interest expense for the period does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2014, the Company had no other material exposure to market risk.

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

During the three-month period ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
January 1 – 31, 2014	97,132	$15.47	—	—
February 1 – 28, 2014	72,126	16.61	—	—
March 1 – 31, 2014	26,379	16.45	—	—
Total	195,637	$16.02	—	—
(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1

Share Purchase Agreement, dated as of April 28, 2014, among Alexander Otto, AROSA Vermögensverwaltungsgesellschaft m.b.H. and CURA Beteiligungsgesellschaft Brasilien m.b.H., and DDR Luxembourg, S.à r.l. and DDR Luxembourg II, S.à r.l. [1]

10.1	Second Amendment to the Employment Agreement, dated February 28, 2014, by and between DDR Corp. and Christa A. Vesy

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [2]

101.INS	XBRL Instance Document [3]

101.SCH	XBRL Taxonomy Extension Schema Document [3]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [3]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [3]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [3]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [3]

1

Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

2	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
3	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2014 and 2013, (iv) Consolidated Statement of Equity for the Three-Month Period Ended March 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
Name: Christa A. Vesy Title: Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 9, 2014

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
2	2.1

Share Purchase Agreement, dated as of April 28, 2014, among Alexander Otto, AROSA Vermögensverwaltungsgesellschaft m.b.H. and CURA Beteiligungsgesellschaft Brasilien m.b.H., and DDR Luxembourg, S.à r.l. and DDR Luxembourg II, S.à r.l.*

			Current Report on Form 8-K (Filed with the SEC on May 1, 2014; File No. 001-11690)

10	10.1	Second Amendment to the Employment Agreement, dated February 28, 2014, by and between DDR Corp. and Christa A. Vesy	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1

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