Form 10-Q
period 2014-06-30
DDR CORP
filed 2014-08-08
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 359,531,026 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Land	$2,213,794	$2,209,970
Buildings	6,996,560	6,949,440
Fixtures and tenant improvements	621,490	599,221
	9,831,844	9,758,631
Less: Accumulated depreciation	(1,918,681)	(1,823,199)
	7,913,163	7,935,432
Land held for development and construction in progress	520,167	452,980
Real estate held for sale, net	—	12,670
Total real estate assets, net	8,433,330	8,401,082
Investments in and advances to joint ventures	199,380	448,008
Cash and cash equivalents	359,340	86,664
Restricted cash	31,625	33,476
Notes receivable, net	58,863	78,338
Other assets, net	599,283	645,505
	$9,681,821	$9,693,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,759,931	$2,754,120
Unsecured term loan	350,000	350,000
Revolving credit facilities	28,623	29,133
	3,138,554	3,133,253
Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,790,384	1,761,421
	2,190,384	2,161,421
Total indebtedness	5,328,938	5,294,674
Accounts payable and other liabilities	442,767	415,413
Dividends payable	61,302	55,107
Total liabilities	5,833,007	5,765,194
Commitments and contingencies (Note 8)
DDR Equity:
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 shares issued and outstanding at December 31, 2013	—	55,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 359,642,895 and 359,378,751 shares issued at June 30, 2014 and December 31, 2013, respectively	35,964	35,938
Paid-in capital	5,421,087	5,417,363
Accumulated distributions in excess of net income	(1,982,326)	(1,915,638)
Deferred compensation obligation	16,961	16,702
Accumulated other comprehensive loss	(11,943)	(36,493)
Less: Common shares in treasury at cost: 911,689 and 1,030,053 shares at June 30, 2014 and December 31, 2013, respectively	(16,208)	(18,211)
Total DDR shareholders' equity	3,813,535	3,904,661
Non-controlling interests	35,279	23,218
Total equity	3,848,814	3,927,879
	$9,681,821	$9,693,073

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2014	2013
Revenues from operations:
Minimum rents	$178,140	$139,784
Percentage and overage rents	643	674
Recoveries from tenants	58,264	44,742
Fee and other income	16,613	22,500
	253,660	207,700
Rental operation expenses:
Operating and maintenance	35,436	32,871
Real estate taxes	36,578	26,258
Impairment charges	14,342	13,642
General and administrative	19,085	20,117
Depreciation and amortization	99,826	67,047
	205,267	159,935
Other income (expense):
Interest income	3,158	5,797
Interest expense	(62,573)	(53,626)
Other income (expense), net	(4,510)	1,895
	(63,925)	(45,934)
(Loss) income before earnings from equity method investments and other items	(15,532)	1,831
Equity in net income (loss) of joint ventures	1,131	(1,191)
Gain on sale and change in control of interests, net	83,830	1,066
Income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	69,429	1,706
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(649)	(1,703)
Income from continuing operations	68,780	3
Income (loss) from discontinued operations	6,643	(21,596)
Income (loss) before gain (loss) on disposition of real estate	75,423	(21,593)
Gain (loss) on disposition of real estate, net of tax	1,472	(1,525)
Net income (loss)	$76,895	$(23,118)
Non-controlling interests	(878)	(195)
Net income (loss) attributable to DDR	$76,017	$(23,313)
Write-off of preferred share original issuance costs	(1,943)	(5,246)
Preferred dividends	(6,259)	(7,475)
Net income (loss) attributable to DDR common shareholders	$67,815	$(36,034)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.07)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.11)
Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.07)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.11)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands, except per share amounts)

(Unaudited)

	2014	2013
Revenues from operations:
Minimum rents	$353,049	$275,671
Percentage and overage rents	2,316	2,364
Recoveries from tenants	118,324	89,437
Fee and other income	33,068	39,455
	506,757	406,927
Rental operation expenses:
Operating and maintenance	73,583	64,535
Real estate taxes	72,042	52,318
Impairment charges	24,615	13,642
General and administrative	39,338	39,877
Depreciation and amortization	208,295	132,671
	417,873	303,043
Other income (expense):
Interest income	6,285	13,674
Interest expense	(125,207)	(105,835)
Other income (expense), net	(9,124)	(1,005)
	(128,046)	(93,166)
(Loss) income before earnings from equity method investments and other items	(39,162)	10,718
Equity in net income of joint ventures	6,621	1,763
Impairment of joint venture investments	(9,100)	—
Gain on sale and change in control of interests, net	83,830	1,066
Income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	42,189	13,547
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,335)	(2,063)
Income from continuing operations	40,854	11,484
Income (loss) from discontinued operations	17,280	(26,526)
Income (loss) before gain (loss) on disposition of real estate	58,134	(15,042)
Gain (loss) on disposition of real estate, net of tax	383	(1,582)
Net income (loss)	$58,517	$(16,624)
Non-controlling interests	860	(386)
Net income (loss) attributable to DDR	$59,377	$(17,010)
Write-off of preferred share original issuance costs	(1,943)	(5,246)
Preferred dividends	(12,867)	(14,505)
Net income (loss) attributable to DDR common shareholders	$44,567	$(36,761)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.07	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.05	(0.08)
Net income (loss) attributable to DDR common shareholders	$0.12	$(0.12)
Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.07	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.05	(0.08)
Net income (loss) attributable to DDR common shareholders	$0.12	$(0.12)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$76,895	$(23,118)	$58,517	$(16,624)
Other comprehensive income (loss):
Foreign currency translation	2,477	(17,603)	8,383	(15,935)
Reclassification adjustment for foreign currency translation included in net income	19,715	—	19,715	—
Change in fair value of interest-rate contracts	(2,225)	10,890	(2,464)	12,644
Amortization of interest-rate contracts	118	118	236	236
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(410)	—	(840)	—
Unrealized losses on available-for-sale securities	(206)	—	(467)	—
Total other comprehensive income (loss)	19,469	(6,595)	24,563	(3,055)
Comprehensive income (loss)	96,364	(29,713)	83,080	(19,679)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(878)	(195)	860	(386)
Foreign currency translation	(376)	364	(13)	613
Total comprehensive (loss) income attributable to non-controlling interests	(1,254)	169	847	227
Total comprehensive income (loss) attributable to DDR	$95,110	$(29,544)	$83,927	$(19,452)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2014

(Dollars in thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2013	$405,000	$35,938	$5,417,363	$(1,915,638)	$16,702	$(36,493)	$(18,211)	$23,218	$3,927,879
Issuance of common shares related to stock plans		8	1,006				822		1,836
Issuance of restricted stock		14	(4,919)		680		4,225		—
Vesting of restricted stock		4	3,859		(421)		(3,044)		398
Stock-based compensation			1,861						1,861
Issuance of OP Units								18,256	18,256
Contributions from non-controlling interests								93	93
Distributions to non-controlling interests								(5,441)	(5,441)
Redemption of preferred shares	(55,000)		1,917	(1,943)					(55,026)
Dividends declared-common shares				(111,413)					(111,413)
Dividends declared-preferred shares				(12,709)					(12,709)
Comprehensive income (loss)				59,377		24,550		(847)	83,080
Balance, June 30, 2014	$350,000	$35,964	$5,421,087	$(1,982,326)	$16,961	$(11,943)	$(16,208)	$35,279	$3,848,814

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30,

(Dollars in thousands)

(Unaudited)

	2014	2013
Net cash flow provided by operating activities:
Net income (loss)	$58,517	$(16,624)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	209,201	139,546
Stock-based compensation	4,787	4,654
Amortization of deferred finance costs	6,461	8,041
Accretion of convertible debt discount	5,613	5,323
Equity in net income of joint ventures	(6,621)	(1,763)
Impairment of joint venture investments	9,100	—
Net gain on sale and change in control of interests	(83,830)	(1,066)
Operating cash distributions from joint ventures	3,314	9,121
Realized gain on sale of securities held for sale	(840)	—
(Gain) loss on disposition of real estate	(17,564)	3,044
Impairment charges	25,183	42,660
Change in notes receivable accrued interest	(2,000)	(1,879)
Change in restricted cash	2,981	1,400
Net change in accounts receivable	7,089	6,819
Net change in accounts payable and accrued expenses	4,835	(18,449)
Net change in other operating assets and liabilities	(25,176)	(17,309)
Total adjustments	142,533	180,142
Net cash flow provided by operating activities	201,050	163,518
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(156,532)	(214,079)
Real estate developed and improvements to operating real estate	(108,808)	(106,734)
Proceeds from disposition of real estate and joint venture interest	514,628	92,669
Equity contributions to joint ventures	(3,764)	(15,699)
Issuance of joint venture advances, net	—	(11,000)
Distributions of proceeds from sale and refinancing of joint venture interests	9,600	717
Return of investments in joint ventures	6,438	4,569
Proceeds from sale of available-for-sale securities	1,251	—
Issuance of notes receivable	—	(13,578)
Repayment of notes receivable	225	11,596
Change in restricted cash - capital improvements	(1,130)	(1,207)
Net cash flow provided by (used for) investing activities	261,908	(252,746)
Cash flow from financing activities:
Repayments of revolving credit facilities, net	(533)	(111,840)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $650 in 2013	—	295,591
Proceeds from mortgages and other secured debt	81,427	43,189
Repayment of term loans and mortgage debt	(94,421)	(104,416)
Payment of debt issuance costs	(705)	(3,914)
Redemption of preferred shares	(55,000)	(150,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $410 in 2013	—	83,770
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses of $546 in 2013	—	144,729
Repurchase of common shares in conjunction with equity award plans	(2,510)	(2,082)
Contributions from non-controlling interests	93	187
Distributions to non-controlling interests and redeemable operating partnership units	(704)	(688)
Dividends paid	(117,927)	(94,700)
Net cash flow (used for) provided by financing activities	(190,280)	99,826
Cash and cash equivalents
Increase in cash and cash equivalents	272,678	10,598
Effect of exchange rate changes on cash and cash equivalents	(2)	(54)
Cash and cash equivalents, beginning of period	86,664	31,174
Cash and cash equivalents, end of period	$359,340	$41,718

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the six-month period ended June 30, 2014, in connection with the acquisition of real estate, the Company assumed $50.8 million of mortgage debt, reduced loans receivable of $20.6 million and issued Operating Partnership Units (“OP Units”) valued at $18.3 million as part of the consideration.  In addition, the Company released $19.7 million of foreign currency translation from accumulated other comprehensive income as a result of the Company’s sale of its entire investment in Brazil (Note 10).  During the six months ended June 30, 2013, in conjunction with the acquisition of its partner’s interests in five shopping centers, the Company reversed its previously held equity interest by decreasing Investments in and Advances to Joint Ventures by $15.5 million and increased net assets by $1.0 million for its previously held proportionate share of the assets. At June 30, 2014 and 2013, dividends payable were $61.3 million and $50.0 million, respectively. In conjunction with the redemption of $55.0 million and $150.0 million of the Company’s 7.375% Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) during the six-month period ended June 30, 2014 and 2013, respectively, the Company recorded a charge to net income attributable to common shareholders of $1.9 million and $5.2 million, respectively, related to the write-off of the Class H Preferred Shares’ original issuance costs. At June 30, 2014 and 2013, accounts payable included $30.6 million and $22.7 million, respectively, for accrued but unpaid real estate asset expenditures. The transactions described did not provide for or require the use of cash for the six-month periods ended June 30, 2014 and 2013.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently assessing the impact, if any, that the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

Discontinued Operations

In April 2014, the FASB issued a final standard that changed the criteria for determining which disposals are presented as discontinued operations. The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.” The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations, or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.” A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation. The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations. The guidance may be applied prospectively to new disposals and new classifications of disposal groups classified as held for sale after the effective date. Public entities will be required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption of this standard is permitted.  Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of its shopping centers or classifications as held for sale. The Company believes that a significant portion of its ordinary course shopping center disposals will not qualify for discontinued operations presentation under this new standard upon adoption.

2.	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At June 30, 2014 and December 31, 2013, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 154 and 170 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2014	December 31, 2013
Condensed Combined Balance Sheets
Land	$1,158,271	$1,275,232
Buildings	3,166,873	3,940,806
Fixtures and tenant improvements	171,229	266,851
	4,496,373	5,482,889
Less: Accumulated depreciation	(803,548)	(839,867)
	3,692,825	4,643,022
Land held for development and construction in progress	60,621	116,088
Real estate, net	3,753,446	4,759,110
Cash and restricted cash	93,386	282,866
Receivables, net	63,493	101,003
Other assets	145,677	196,615
	$4,056,002	$5,339,594

Mortgage debt	$2,834,997	$3,282,643
Notes and accrued interest payable to DDR(A)	138,256	127,679
Other liabilities	158,833	245,368
	3,132,086	3,655,690
Redeemable preferred equity	72,470	71,771
Accumulated equity	851,446	1,612,133
	$4,056,002	$5,339,594
Company's share of Accumulated Equity	$121,531	$365,297

(A)

The Company had amounts receivable from several joint ventures aggregating $4.7 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively, which are included in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets. The remaining receivables were fully reserved by the Company in prior years.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Condensed Combined Statements of Operations
Revenues from operations	$124,289	$175,029	$272,551	$351,798
Operating expenses	44,547	61,496	97,762	121,031
Impairment charges	600	38,323	600	38,323
Depreciation and amortization	38,652	55,766	84,063	116,832
Interest expense	45,753	55,610	99,748	113,278
Other (income) expense, net	(235)	(620)	2,837	313
	129,317	210,575	285,010	389,777
Loss before tax expense and discontinued operations	(5,028)	(35,546)	(12,459)	(37,979)
Income tax expense (primarily SSB), net	(2,425)	(7,238)	(6,565)	(13,853)
Loss from continuing operations	(7,453)	(42,784)	(19,024)	(51,832)
Discontinued operations:
Loss from discontinued operations	(373)	(8,410)	(1,053)	(11,611)
Gain (loss) on disposition of real estate, net of tax	2,038	(369)	23,511	(5,906)
(Loss) income before gain on disposition of real estate, net	(5,788)	(51,563)	3,434	(69,349)
Gain on disposition of real estate, net	—	164	—	643
Net (loss) income	$(5,788)	$(51,399)	$3,434	$(68,706)
Non-controlling interests	(535)	(6,695)	(2,023)	(13,914)
Net (loss) income attributable to unconsolidated joint ventures	$(6,323)	$(58,094)	$1,411	$(82,620)
Company's share of equity in net income (loss) of joint ventures	$1,436	$(1,522)	$6,167	$1,528
Amortization of basis differentials(A)	(305)	331	454	235
Equity in net income (loss) of joint ventures(B)	$1,131	$(1,191)	$6,621	$1,763

(A)

Related to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials and other than temporary impairment charges.

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

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment basis and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	June 30, 2014	December 31, 2013
Company's share of accumulated equity	$121.5	$365.3
Redeemable preferred equity and other(A)	72.9	72.2
Basis differentials	3.1	10.6
Deferred development fees, net of portion related to the Company's interest	(2.8)	(2.8)
Amounts payable to DDR	4.7	2.7
Investments in and Advances to Joint Ventures	$199.4	$448.0
(A)

Primarily related to $72.5 million and $71.8 million in preferred equity investments in joint ventures with affiliates of The Blackstone Group L.P. at June 30, 2014 and December 31, 2013, respectively.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Management and other fees	$6.2	$7.8	$12.3	$15.3
Development fees and leasing commissions	1.5	2.3	3.5	5.2
Interest income	1.7	4.6	3.4	9.1

Sonae Sierra Brazil BV SARL (“SSB”)

On April 28, 2014, affiliates of DDR (the “Sellers”) sold to Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”) the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil. SSB owns an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., and an indirect interest in the Parque Dom Pedro shopping center. Sonae Sierra Brasil, S.A. owns 10 shopping centers in Brazil and is headquartered in Sao Paulo. The Company’s effective economic ownership in this investment was 33%. The Company recorded a Gain on Sale of Interests in the second quarter of 2014, which includes the reclassification of foreign currency translation from accumulated other comprehensive income. The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.26 for the Company’s ownership period, January 1, 2014 to April 28, 2014, and 2.02 for the six-month period ended June 30, 2013.

The Investor is deemed to be a related party as a result of his common stock ownership in DDR. Furthermore, Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with the Investor that agreed to purchase a portion of the Company’s ownership interest in SSB.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction. The transaction was approved by a special committee of the Company’s Board of Directors, which committee included all directors except for the two board members recommended for nomination by the Investor.

Other Joint Venture Interests

For the six months ended June 30, 2014, the Company’s unconsolidated joint ventures sold eight assets. The joint ventures received aggregate proceeds of $101.7 million, of which $20.3 million was the Company’s proportionate share. The joint ventures recorded an aggregate gain of $23.5 million, of which $6.3 million was the Company’s proportionate share.

3.	ACQUISITIONS

In the six-month period ended June 30, 2014, the Company acquired the following shopping centers (dollars in millions):

Location	Date Acquired	Gross Purchase Price	Face Value of Mortgage Debt Assumed
Colorado Springs, Colorado	April 2014	$29.4	$12.9
Roseville, California	May 2014	89.5	—
Cincinnati, Ohio	May 2014	29.5	—
Chicago, Illinois	June 2014	98.0	35.5
		$246.4	$48.4

The Company accounted for the acquisitions utilizing the purchase method of accounting. The fair value of acquisitions was allocated as follows (in thousands):

		Weighted Average Amortization Period (in Years)
Land	$52,313	N/A
Buildings	110,062	(B)
Tenant improvements	2,898	(B)
Construction in progress	76,213	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	16,192	7.6
Tenant relations	8,300	9.9
Other assets	362	N/A
	266,340
Less: Mortgage debt assumed at fair value	(50,752)	N/A
Less: Below-market leases	(17,591)	19.2
Net assets acquired	$197,997
(A)	Includes above-market value of leases of $1.8 million.

(B)	Depreciated in accordance with the Company’s policy.

Consideration:
Cash	$159,191
Repayment of mezzanine loan	20,550
Issuance of OP Units	18,256
Total consideration	$197,997

The costs related to the acquisition of these assets were expensed as incurred and included in other income (expense), net.

The following unaudited supplemental pro forma operating data is presented for the three- and six-month periods ended June 30, 2014 and 2013, as if the acquisition of the interests in the properties acquired in 2014 and 2013 was completed on January 1, 2013 (in thousands, except per share amounts). Included in the Company’s condensed consolidated statements of operations are $1.9 million and $4.2 million in total revenues from the date of acquisition through June 30, 2014 and 2013, respectively. The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Pro forma revenues	$255,119	$251,230	$511,311	$497,072
Pro forma income (loss) from continuing operations	$68,699	$(23,108)	$40,690	$(32,757)
Pro forma income (loss) from discontinued operations	$6,643	$(21,596)	$17,280	$(26,526)
Pro forma net income (loss) attributable to DDR common shareholders	$67,734	$(59,145)	$44,403	$(81,002)
Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.11)	$0.07	$(0.16)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.06)	0.05	(0.07)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.17)	$0.12	$(0.23)
Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.11)	$0.07	$(0.16)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.06)	0.05	(0.07)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.17)	$0.12	$(0.23)

4.	NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Loans receivable	$52,703	$72,218
Other notes	1,025	1,034
Tax Increment Financing Bonds ("TIF Bonds")(A)	5,135	5,086
	$58,863	$78,338

(A)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of June 30, 2014 and December 31, 2013, the Company had six and seven loans receivable outstanding, respectively. The following table reconciles the loans receivable on real estate for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Balance at January 1	$72,218	$60,378
Additions:
New mortgage loans	—	13,531
Interest	810	82
Accretion of discount	457	431
Deductions:
Payments of principal and interest	(232)	(11,560)
Other(A)	(20,550)	—
Balance at June 30	$52,703	$62,862

(A)	Loan applied towards the purchase price of the asset acquired in Chicago, Illinois (Note 3).

At June 30, 2014, the Company had one loan outstanding aggregating $9.8 million that matured in September 2011 and was more than 90 days past due and partially reserved and one loan that is fully reserved. No other loans outstanding are past due. The Company is no longer accruing interest income on these notes as no payments have been received.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Intangible assets:
In-place leases, net	$150,346	$159,357
Above-market rent, net	55,267	59,211
Tenant relations, net	171,513	191,045
Total intangible assets, net(A)	377,126	409,613
Other assets:
Accounts receivable, net(B)	121,919	129,513
Deferred charges, net	33,023	38,124
Prepaid expenses	16,943	14,082
Other assets	41,710	45,403
Deposits	8,562	8,770
Total other assets, net	$599,283	$645,505

(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $24.8 million and $7.1 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $53.8 million and $13.8 million for the six-month periods ended June 30, 2014 and 2013, respectively.

(B)	Includes straight-line rents receivable, net, of $63.0 million and $61.9 million at June 30, 2014 and December 31, 2013, respectively.

6.	REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at June 30, 2014	Weighted-Average Interest Rate at June 30, 2014	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$28.6	2.2%	April 2017
PNC Facility	—	N/A	April 2017
Unsecured term loan – Tranche 1	50.0	2.1%	January 2017
Unsecured term loan – Tranche 2	300.0	3.2%	January 2019
Secured indebtedness:
Secured term loan	400.0	1.6%	April 2017

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018, at the Company’s option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2014. The Unsecured Credit Facility also allows for foreign currency-denominated borrowings. At June 30, 2014, the Company had US$4.1 million of Euro-denominated borrowings and US$24.5 million of Canadian dollar-denominated borrowings outstanding (Note 7). At June 30, 2014, the Company did not have any US$ borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at June 30, 2014), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.15% at June 30, 2014). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s. The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of Funds From Operations (as defined in the agreements governing the Revolving Credit Facilities) for the prior twelve-month period unless required to maintain Real Estate Investment Trust (“REIT”) status. The Company was in compliance with these covenants at June 30, 2014.

7.	FINANCIAL INSTRUMENTS

Measurement of Fair Value

At June 30, 2014, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”). The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Assets and Other Liabilities) and marketable securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan and investments in securities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative Financial Instruments	$—	$(5.7)	$—	$(5.7)
Marketable Securities	$5.1	$—	$—	$5.1
December 31, 2013
Derivative Financial Instruments	$—	$(3.2)	$—	$(3.2)
Marketable Securities	$7.4	$—	$—	$7.4

The unrealized loss of $2.5 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in fair value during the six-month period ended June 30, 2014, related to derivative financial instruments, none of which were reported in the Company’s condensed consolidated statements of operations because the Swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets. See discussion of related fair value considerations in Note 12.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Marketable Equitable Securities, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities. The Company’s marketable equity securities have been classified as available-for-sale and are recorded at fair value.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy. The fair value of these notes was approximately $129.8 million and $148.2 million at June 30, 2014 and December 31, 2013, respectively, as compared to the carrying amounts of $126.6 million and $145.5 million, respectively. The carrying value of the TIF bonds, which was $5.1 million at both June 30, 2014 and December 31, 2013, approximated their fair value.

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

Debt instruments at June 30, 2014 and December 31, 2013, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,759,931	$3,060,668	$2,754,120	$2,991,698
Revolving Credit Facilities and term loans	778,623	787,095	779,133	787,772
Mortgage indebtedness	1,790,384	1,831,623	1,761,421	1,779,375
	$5,328,938	$5,679,386	$5,294,674	$5,558,845

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

As of June 30, 2014 and December 31, 2013, the notional amount of the Swaps was $530.7 million and $631.4 million, respectively. The following table discloses certain information regarding the Company’s outstanding interest rate swaps (nine at June 30, 2014, not including the specified spreads), as well as their classification on the condensed consolidated balance sheets, as of June 30, 2014 and December 31, 2013 (in millions):

	Aggregate
	Notional	Counterparty	DDR Pays	Fair Value
	Amount at	Pays Variable	Fixed	June 30, 2014		December 31, 2013
Maturity Date	June 30, 2014	Rate	Rate	Asset	Liability	Asset	Liability
June 2014	N/A	1 Month LIBOR	1.0%	N/A	N/A	$—	$(0.4)
June 2015	$50.0	1 Month LIBOR	0.6%	$—	$(0.2)	—	(0.2)
July 2015	$100.0	1 Month LIBOR	0.5%	—	(0.3)	—	(0.4)
September 2017	$80.7	1 Month LIBOR	2.8%	—	(4.7)	—	(5.0)
January 2018	$100.0	1 Month LIBOR	0.9%	0.6	—	1.4	—
February 2019	$100.0	1 Month LIBOR	1.6%	—	(0.7)	0.5	—
February 2019	$100.0	1 Month LIBOR	1.5%	—	(0.4)	0.9	—
Other Assets				$0.6	N/A	$2.8	N/A
Accounts Payable				N/A	$(6.3)	N/A	$(6.0)

All components of the Swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $6.4 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations. The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings. During the six-month periods ended June 30, 2014 and 2013, the amount of hedge ineffectiveness recorded was not material.

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

Effect on Net Income (Loss) and OCI

The effect of the Company’s cash flow hedges and net investment hedge instruments on net income (loss) and OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,			Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013		2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts	$(2.2)	$10.9	$(2.5)	$12.6	Interest Expense	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Net investment hedges:
Euro-denominated	$—	$(0.1)	$—	$0.1		$—	$—	$—	$—
Canadian dollar-denominated	(0.8)	0.9	—	1.3		—	—	—	—
Total:	$(0.8)	$0.8	$—	$1.4		$—	$—	$—	$—

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Coventry II

The Company is a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006. The Company was generally responsible for day-to-day management of the properties through December 2011.  On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York.  The complaint contained allegations including breach of contract, breach of fiduciary duty, fraudulent inducement, misrepresentation, and economic duress.  The complaint sought compensatory, consequential and punitive damages.

In response to this action, the Company filed a motion to dismiss the complaint.  In June 2010, the court granted the motion in part (which was affirmed on appeal), dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry.  The Company also filed an answer to the complaint, and asserted various counterclaims against Coventry.  On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims.  On April 18, 2013, the court issued an order dismissing most of Coventry’s remaining claims against the Company.  The court’s decision denied the Company’s motion solely with respect to several claims for breach of contract under the Company’s prior management agreements in connection with certain assets.  Coventry appealed the court’s ruling dismissing its claims.  On June 14, 2014, the appellate court issued an opinion affirming the dismissal of most of Coventry’s remaining claims.

The Company believes that the few remaining claims in the lawsuit are immaterial and without merit and that it has strong defenses against these claims.  The Company will continue to vigorously defend itself against the remaining claims.  This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable.  However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Contract Termination

In January 2008, the Company entered into a Services Agreement (the “Agreement”) with Oxford Building Services, Inc. (“Oxford”), whose obligations were guaranteed by certain affiliates of Oxford.  The Agreement required that Oxford identify and contract directly with various service providers (“Vendors”) to provide maintenance, repairs, supplies and a variety of on-site services to certain properties in the Company’s portfolio, in exchange for which Oxford would pay such Vendors for the services.  Under the Agreement, the Company remitted funds to Oxford to pay the Vendors under the Vendors’ contracts with Oxford.

On or about January 23, 2013, Oxford advised the Company that Oxford had misapplied approximately $11 million paid by the Company to Oxford and, as a result, Oxford had insufficient funds to pay the Vendors in accordance with the Agreement.  On January 28, 2013, the Company terminated the Agreement based upon Oxford’s violations of the Agreement, principally due to its insolvency.  Oxford and several affiliates subsequently filed bankruptcy petitions in the United States Bankruptcy Court for the District of New Jersey and are in liquidation under Chapter 7 of the United States Bankruptcy Code.

In its initial filings in the bankruptcy case, Oxford had threatened litigation alleging certain claims against the Company which the Company vigorously denied; however, to date, no such claims have been asserted by Oxford against the Company.  On March 18, 2013, the Company filed suit in the Court of Common Pleas, Cuyahoga County, Ohio, which was subsequently removed to the federal district court in Cleveland, Ohio, against certain affiliates and the individual principals of Oxford asserting claims for, among other things, breach of guaranty, fraud, conversion and civil conspiracy.

In July 2014, the Company and the defendants in the Ohio litigation reached an agreement to settle all claims asserted in the Ohio litigation.

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

9.	EQUITY

Common Shares

Common share dividends declared per share were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Common share dividends declared per share	$0.155	$0.135	$0.31	$0.27

Preferred Shares

In May 2014, the Company redeemed the remaining $55.0 million of its Class H Preferred Shares at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014). The Company recorded a charge of $1.9 million in the second quarter of 2014 related to the write-off of the Class H Preferred Shares’ original issuance costs.

Non-Controlling Interests

In June 2014, the Company issued 1.0 million OP Units in conjunction with the purchase of an asset in Chicago, Illinois (Note 3).

10.	OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains on Marketable Securities	Total
Balance, December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)
Other comprehensive (loss) income before reclassifications	(2,464)	8,370	(467)	5,439
Reclassification adjustment for foreign currency translation(A)	—	19,715	—	19,715
Reclassification adjustment for realized gains on available-for-sale securities(B)	—	—	(840)	(840)
Amounts reclassified from accumulated other comprehensive loss(C)	236	—	—	236
Net current-period other comprehensive (loss) income	(2,228)	28,085	(1,307)	24,550
Balance, June 30, 2014	$(10,140)	$(2,539)	$736	$(11,943)

(A)

Reflects gain classified as Gain on Sale and Control of Interests in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2014, which was previously recognized in Accumulated Other Comprehensive Income.

(B)	Realized gains are included in the condensed consolidated statement of operations within Fee and Other Income for the six months ended June 30, 2014.
(C)

Reflects amortization classified in Interest Expense of $0.3 million, offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2014, which was previously recognized in Accumulated Other Comprehensive Income.

11.	FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Management, development and other fee income	$7.9	$10.2	$16.1	$20.9
Ancillary and other property income	6.1	7.4	12.5	13.1
Lease termination fees	2.0	4.7	3.3	5.2
Other	0.6	0.2	1.2	0.3
Total fee and other income	$16.6	$22.5	$33.1	$39.5

12.	IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and six-month periods ended June 30, 2014 and 2013, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Land held for development(A)	$13.2	$—	$13.2	$—
Undeveloped land	—	2.6	0.4	2.6
Assets marketed for sale(B)	1.1	11.0	11.0	11.0
Total continuing operations	$14.3	$13.6	$24.6	$13.6
Sold assets – discontinued operations	—	21.3	0.6	29.0
Joint venture investments(C)	—	—	9.1	—
Total impairment charges	$14.3	$34.9	$34.3	$42.6

(A)

Amounts reported in the three- and six-month periods ended June 30, 2014, primarily related to land held for development in Canada that is owned through a consolidated joint venture. The asset impairment was triggered primarily by the Company’s decision to sell the land.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six-month period ended June 30, 2014 and the year ended December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2014:
Long-lived assets held and used	$—	$—	$110.5	$110.5	$25.2
Unconsolidated joint venture investments	—	—	26.8	26.8	9.1
December 31, 2013:
Long-lived assets held and used and held for sale	—	—	164.2	164.2	72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	June 30, 2014	December 31, 2013	Valuation Technique	Unobservable Inputs	2014	2013
Impairment of consolidated assets	$43.5	$88.7	Indicative Bid(A) / Contracted Price	Indicative Bid(A) / Contracted Price	N/A	N/A
	67.0	75.5	Income Capitalization Approach(B)	Market Capitalization Rate	8%	8% – 10%
				Price Per Square Foot	N/A	$12 – $117
Impairment of joint venture investments	26.8	35.3	Discounted Cash Flow	Discount Rate	8% – 15%	8% – 15%
				Terminal Capitalization Rate	6%	6%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s determination of reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Vacant space in certain assets was valued based on a price per square foot.

13.	DISCONTINUED OPERATIONS

The Company sold 16 properties (including two properties held for sale at December 31, 2013) during the six-month period ended June 30, 2014. In addition, the Company sold 39 properties in 2013. These asset sales are included in discontinued operations for the three- and six-month periods ended June 30, 2014 and 2013. The operating results related to assets sold as of June 30, 2014, are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Revenues	$305	$11,146	$3,217	$23,534
Operating expenses	18	3,464	1,015	7,290
Impairment charges	—	21,338	568	29,017
Interest, net	54	2,566	631	5,416
Depreciation and amortization	77	3,311	905	6,875
	149	30,679	3,119	48,598
Income (loss) from discontinued operations	156	(19,533)	98	(25,064)
Gain (loss) on disposition of real estate, net of tax	6,487	(2,063)	17,182	(1,462)
Income (loss) from discontinued operations	$6,643	$(21,596)	$17,280	$(26,526)

14.	EARNINGS PER SHARE

The following table calculates the Company’s earnings per share (“EPS”) and provides a reconciliation of net income (loss) from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Basic Earnings:
Continuing Operations:
Income from continuing operations	$68,780	$3	$40,854	$11,484
Plus: Income (loss) on disposition of real estate	1,472	(1,525)	383	(1,582)
Plus: Loss attributable to non-controlling interests	(347)	(153)	(501)	(308)
Write-off of preferred share original issuance costs	(1,943)	(5,246)	(1,943)	(5,246)
Preferred dividends	(6,259)	(7,475)	(12,867)	(14,505)
Less: Earnings attributable to unvested shares and operating partnership units	(464)	(359)	(777)	(722)
Basic—Income (loss) from continuing operations	61,239	(14,755)	25,149	(10,879)
Discontinued Operations:
Basic—Income (loss) from discontinued operations	6,643	(21,596)	17,280	(26,526)
Plus: (Loss) income attributable to non-controlling interests	(531)	(42)	1,361	(78)
Basic—Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$67,351	$(36,393)	$43,790	$(37,483)
Diluted Earnings:
Continuing Operations:
Basic—Income (loss) from continuing operations	$61,703	$(14,396)	$25,926	$(10,157)
Less: Earnings attributable to unvested shares and operating partnership units	(464)	(359)	(777)	(722)
Diluted—Income (loss) from continuing operations	61,239	(14,755)	25,149	(10,879)
Discontinued Operations:
Basic—Income (loss) from discontinued operations	6,112	(21,638)	18,641	(26,604)
Diluted—Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$67,351	$(36,393)	$43,790	$(37,483)
Number of Shares:
Basic—Average shares outstanding	357,812	316,967	357,717	315,110
Effect of dilutive securities:
Stock options	483	—	459	—
Diluted—Average shares outstanding	358,295	316,967	358,176	315,110
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.04)	$0.07	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.07)	0.05	(0.08)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.11)	$0.12	$(0.12)
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.17	$(0.04)	$0.07	$(0.04)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.02	(0.07)	0.05	(0.08)
Net income (loss) attributable to DDR common shareholders	$0.19	$(0.11)	$0.12	$(0.12)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

—

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $15.08 at June 30, 2014, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price in these periods and would therefore be anti-dilutive.

—

Shares subject to issuance under the Company’s 2013 Value Sharing Equity Program were not considered in the computation of diluted EPS for the three- and six-month periods ended June 30, 2014, because the calculation was anti-dilutive.

—

At June 30, 2014 and 2013, the Company had 1,441,890 and 398,701 OP Units, respectively, outstanding.  The exchange into common shares associated with the OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

15.	SEGMENT INFORMATION

At June 30, 2014, the Company has two reportable operating segments, shopping centers and loan investments. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. Effective April 1, 2014, the Company’s equity method investment in the Brazil equity investment is no longer considered a reportable segment due to the Company’s sale of its entire ownership interest in SSB (Note 2). The operating segment information for the three- and six-month periods ended June 30, 2013, has been restated to conform to the current presentation.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 13) (in thousands):

	Three-Month Period Ended June 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$253,569	$91		$253,660
Operating expenses(A)	(86,355)	(1)		(86,356)
Net operating income	167,214	90		167,304
Depreciation and amortization	(99,826)			(99,826)
Interest income		3,158		3,158
Other income (expense), net			$(4,510)	(4,510)
Gain on sale and change in control of interests, net	83,830			83,830
Unallocated expenses(B)			(82,307)	(82,307)
Equity in net income of joint ventures	964		167	1,131
Income from continuing operations				$68,780

	Three-Month Period Ended June 30, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$207,691	$9		$207,700
Operating expenses(A)	(72,620)	(151)		(72,771)
Net operating income (loss)	135,071	(142)		134,929
Depreciation and amortization	(67,047)			(67,047)
Interest income		5,797		5,797
Other income (expense), net			$1,895	1,895
Gain on sale and change in control of interests	1,066			1,066
Unallocated expenses(B)			(75,446)	(75,446)
Equity in net (loss) income of joint ventures	(5,687)		4,496	(1,191)
Income from continuing operations				$3

	Six-Month Period Ended June 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$506,630	$127		$506,757
Operating expenses(A)	(170,189)	(51)		(170,240)
Net operating income	336,441	76		336,517
Depreciation and amortization	(208,295)			(208,295)
Interest income		6,285		6,285
Other income (expense), net			$(9,124)	(9,124)
Gain on sale and change in control of interests, net	83,830			83,830
Unallocated expenses(B)			(165,880)	(165,880)
Equity in net income of joint ventures	6,135		486	6,621
Impairment of joint venture investments	(9,100)			(9,100)
Income from continuing operations				$40,854
As of June 30, 2014:
Total gross real estate assets	$10,352,011			$10,352,011
Notes receivable, net(C)		$125,173	$(66,310)	$58,863

	Six-Month Period Ended June 30, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$406,912	$15		$406,927
Operating expenses(A)	(130,194)	(301)		(130,495)
Net operating income (loss)	276,718	(286)		276,432
Depreciation and amortization	(132,671)			(132,671)
Interest income		13,674		13,674
Other income (expense), net			$(1,005)	(1,005)
Gain on sale and change in control of interests	1,066			1,066
Unallocated expenses(B)			(147,775)	(147,775)
Equity in net (loss) income of joint ventures	(7,017)		8,780	1,763
Income from continuing operations				$11,484
As of June 30, 2013:
Total gross real estate assets	$8,761,681			$8,761,681
Notes receivable, net(C)		$261,894	$(190,818)	$71,076

(A)

Includes impairment charges of $14.3 and $13.6 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $24.6 million and $13.6 million for the six-month periods ended June 30, 2014 and 2013, respectively.

(B)	Unallocated expenses consist of general and administrative expenses, interest expense and tax benefit/expense as listed in the condensed consolidated statements of operations.
(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheet.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of June 30, 2014, the Company’s portfolio consisted of 390 shopping centers (including 155 shopping centers owned through joint ventures) in which the Company had an economic interest. These properties consist of shopping centers and enclosed malls owned in the United States and Puerto Rico. At June 30, 2014, the Company owned approximately 108 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 22 assets that the Company has a nominal interest in and has not managed since January 1, 2012.

The following provides an overview of the Company’s key financial metrics (see Funds From Operations described later in this section) (in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	$67,815	$(36,034)	$44,567	$(36,761)
Funds From Operations ("FFO")	$82,126	$79,964	$167,938	$162,480
Operating FFO	$101,263	$86,094	$201,973	$172,146
Earnings per share – Diluted	$0.19	$(0.11)	$0.12	$(0.12)

The increase in FFO for the three and six-month periods ended June 30, 2014, primarily is due to organic growth, the impact of prime shopping center acquisitions, as well as the reduction of the write-off of the original issuance costs from the redemption of the Company’s 7.375% Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) and impairment charges on non-depreciable assets as compared to 2013, partially offset by non-Prime asset dispositions and the sale of DDR’s entire interest in Sonae Sierra Brazil BV Sarl (“SSB”). The increase in net income primarily is due to the same factors impacting FFO as well as the gain on sale and change in control of interests related to SSB.

Second Quarter 2014 Operating Results

During the second quarter of 2014, the Company continued to pursue opportunities to position itself for long-term growth. The Company continued strengthening the operations of its prime portfolio and recycling capital from non-prime asset sales into the acquisition of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets occupied by high credit quality retailers that cater to the consumer’s desire for value and convenience, which are referred to as “Prime,” “Prime Portfolio” or “Prime Assets”) to improve portfolio quality. The Company continues to carefully consider opportunities that meet its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant second quarter 2014 transactional activity included the following:

—	Acquired four wholly-owned Prime power centers for $264.8 million;
—	Completed the disposition of $78.6 million of non-Prime assets, of which DDR’s pro-rata share of the proceeds was $50.9 million;
—	Sold its entire ownership interest in SSB for gross proceeds of $343.6 million;
—	Closed on a $75.0 million, seven-year non-recourse mortgage loan secured by a shopping center in Puerto Rico with an interest rate of 3.59%;
—	Redeemed the remaining $55.0 million of Class H Preferred shares and

—

Formed a new unconsolidated joint venture between consolidated affiliates of the Company and Blackstone Real Estate Partners VII (“Blackstone”), which executed a purchase and sale agreement to acquire 76 shopping centers in a transaction valued at $1.975 billion which is expected to close in the third quarter of 2014.

The Company also continued its trend of consistent internal growth and strong operating performance in the first half of 2014 as evidenced by the number of leases executed during the second quarter, the increase in the occupancy rate and the upward trend in the average annualized base rental rates.  All prior period metrics noted below have been adjusted to exclude the SSB assets.

—

The Company leased approximately 3.1 million square feet in the second quarter of 2014, including 153 new leases and 211 renewals for a total of 364 leases. For the six months ended June 30, 2014, the Company leased approximately 6.1 million square feet, for a total of 742 leases, addressing a significant percentage of its 2014 lease expirations. At December 31, 2013, the Company had 982 leases expiring in 2014, totaling 5.8 million square feet of GLA.  As of June 30, 2014, approximately 1.9 million square feet of total GLA leases expiring in 2014 (or 35.5% of total average annualized base rent) remained.

—

The aggregate occupancy of the Company’s operating shopping center portfolio increased to 92.8% at June 30, 2014, as compared to 92.6% at December 31, 2013, and 91.7% at June 30, 2013.  In addition, the Company’s total portfolio average annualized base rent per square foot was $13.50 at June 30, 2014, as compared to $13.35 at December 31, 2013, and $12.92 at June 30, 2013.

•

The Company continued to execute both new leases and renewals at positive rental spreads which contributed to the increase in the average annualized base rent per square foot. At December 31, 2013, the Company had 982 leases expiring in 2014, with an average base rent per square foot of $13.53. For the comparable leases executed in the second quarter of 2014, the Company generated positive leasing spreads on a pro rata basis of 18.8% for new leases and 7.5% for renewals. The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

—

For new leases executed during the second quarter of 2014, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.48 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2013, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Base and percentage rental revenues	$178,783	$140,458	$38,325
Recoveries from tenants	58,264	44,742	13,522
Fee and other income	16,613	22,500	(5,887)
Total revenues	$253,660	$207,700	$45,960

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Base and percentage rental revenues(A)	$355,365	$278,035	$77,330
Recoveries from tenants(B)	118,324	89,437	28,887
Fee and other income(C)	33,068	39,455	(6,387)
Total revenues	$506,757	$406,927	$99,830

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$67.6
Comparable Portfolio Properties	9.3
Development or redevelopment properties	1.0
Straight-line rents	(0.6)
Total revenues	$77.3

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio June 30,			Wholly-Owned Shopping Centers (1) June 30,			Joint Venture Shopping Centers June 30,
	2014		2013	2014		2013	2014		2013
Centers owned	390		435	235		233	155		202
Aggregate occupancy rate	92.8%		91.7%	93.0%		92.1%	92.3%		91.3%
Average annualized base rent per occupied square foot	$13.50	(2)	$13.77	$13.79	(3)	$13.05	$12.90	(2)	$14.69

(1)

For the six months ended June 30, 2014 and 2013, the Comparable Portfolio Properties’ aggregate occupancy rate was 93.1% for both periods, and the average annualized base rent per occupied square foot was $13.73 and $12.84, respectively.

(2)

Decrease primarily as a result of the Company’s sale of its entire interest in SSB in April 2014. The combined shopping center portfolio and joint venture shopping center rates excluding the SSB assets at June 30, 2013, were $12.92 and $12.73, respectively.

(3)

Increase primarily due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the impact of acquisition properties with higher recovery rates. Recoveries from tenants for all properties on a blended basis were approximately 90.4% and 89.4% of reimbursable operating expenses and real estate taxes for the six-month periods ended June 30, 2014 and 2013, respectively.

(C)	Composed of the following (in millions):

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Management, development and other fee income	$16.1	$20.9	$(4.8)
Ancillary and other property income	12.5	13.1	(0.6)
Lease termination fees	3.3	5.2	(1.9)
Other	1.2	0.3	0.9
	$33.1	$39.5	$(6.4)

The decrease in management, development and other fee income for the six-month period ended June 30, 2014, compared to the comparable period in 2013, largely is the result of a decrease in the number of properties held through unconsolidated joint ventures, which was 154 at June 30, 2014, as compared to 199 at June 30, 2013.

Expenses from Operations (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Operating and maintenance	$35,436	$32,871	$2,565
Real estate taxes	36,578	26,258	10,320
Impairment charges	14,342	13,642	700
General and administrative	19,085	20,117	(1,032)
Depreciation and amortization	99,826	67,047	32,779
	$205,267	$159,935	$45,332

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Operating and maintenance(A)	$73,583	$64,535	$9,048
Real estate taxes(A)	72,042	52,318	19,724
Impairment charges(B)	24,615	13,642	10,973
General and administrative(C)	39,338	39,877	(539)
Depreciation and amortization(A)	208,295	132,671	75,624
	$417,873	$303,043	$114,830

(A)	The changes for the six-month period ended June 30, 2014, compared to the comparable period in 2013, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$10.8	$18.5	$68.0
Comparable Portfolio Properties	(1.0)	1.0	6.8
Development or redevelopment properties	(0.8)	0.2	0.8
	$9.0	$19.7	$75.6

The increase in depreciation expense for the Comparable Portfolio Properties and the development or redevelopment properties is attributable to a combination of accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2013.

(B)

The Company recorded impairment charges during the three- and six-month periods ended June 30, 2014 and 2013, related to its shopping center assets marketed for sale. These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 5.0% and 4.9% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the six-month periods ended June 30, 2014 and 2013, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Interest income	$3,158	$5,797	$(2,639)
Interest expense	(62,573)	(53,626)	(8,947)
Other income (expense), net	(4,510)	1,895	(6,405)
	$(63,925)	$(45,934)	$(17,991)

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Interest income(A)	$6,285	$13,674	$(7,389)
Interest expense(B)	(125,207)	(105,835)	(19,372)
Other income (expense), net(C)	(9,124)	(1,005)	(8,119)
	$(128,046)	$(93,166)	$(34,880)

(A)

The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.2% and 9.0% at June 30, 2014 and 2013, respectively. The decrease in the amount of interest income recognized in the first six months of 2014 primarily is due to the repayment of a portion of a preferred equity investment in the fourth quarter of 2013.

(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Six-Month Periods Ended June 30,
	2014	2013
Weighted-average debt outstanding (in billions)	$5.3	$4.4
Weighted-average interest rate	5.0%	5.1%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion and deferred financing costs) was 4.7% at both June 30, 2014 and 2013. The increase in the weighted-average debt outstanding is a result of the acquisition of Prime Assets in 2013 and 2014.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $2.2 million and $4.0 million for the three- and six-month periods ended June 30, 2014, respectively, as compared to $2.1 million and $4.8 million for the respective periods in 2013. The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	Other income (expense) was composed of the following (in millions):

	Six-Month Periods Ended June 30,
	2014	2013
Transaction and other expenses, net(1)	$(8.1)	$(0.6)
Litigation-related expenses	(1.0)	(0.7)
Debt extinguishment costs, net	—	0.3
	$(9.1)	$(1.0)

(1)	The Company recorded a $7.3 million charge as a result of a termination fee paid to a major tenant in connection with a redevelopment.

Other Items (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Equity in net income (loss) of joint ventures	$1,131	$(1,191)	$2,322
Gain on sale and change in control of interests, net	83,830	1,066	82,764
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(649)	(1,703)	1,054

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Equity in net income of joint ventures(A)	$6,621	$1,763	$4,858
Impairment of joint venture investments(B)	(9,100)	—	(9,100)
Gain on sale and change in control of interests, net(C)	83,830	1,066	82,764
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,335)	(2,063)	728

(A)

The increase in equity in net income of joint ventures for the six-month period ended June 30, 2014, compared to the comparable prior-year period, primarily is a result of gains recognized in 2014 from the sale of assets held in joint ventures and lower impairments recorded in 2014 as compared to 2013, partially offset by lower net income from the Company’s investment in SSB in 2014 related to the impact of foreign currency translation, as well as the sale of its interest in the joint venture.  On April 28, 2014, the Company sold its entire investment in SSB (see 2014 Strategic Transaction Activity).

Through April 28, 2014, the Company had a 50% interest in SSB, which owned an approximate 66% interest in a publicly traded company headquartered in Sao Paulo, Brazil, Sonae Sierra Brasil S.A. (“Sonae Sierra Brasil”), and an indirect interest in the Parque Dom Pedro shopping center. The Company’s effective economic ownership in Sonae Sierra Brasil was 33%. SSB uses the functional currency of Brazilian real. The operating cash flow generated by this investment was generally retained by the joint venture and reinvested in the operation of the joint venture including ground-up developments and expansions in Brazil. The weighted-average exchange rates used for recording the equity in net income into U.S. dollars were 2.26 for the Company’s ownership period in 2014 and 2.02 for the six-month period ended June 30, 2013.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 12 “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)

Represents the gain associated with the Company’s sale of its 50% interest in SSB in the second quarter of 2014. This gain excludes the release of $19.7 million of foreign currency translation from accumulated other comprehensive income.

Discontinued Operations (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Income (loss) from discontinued operations	$156	$(19,533)	$19,689
Gain (loss) on disposition of real estate, net of tax	6,487	(2,063)	8,550
	$6,643	$(21,596)	$28,239

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Income (loss) from discontinued operations	$98	$(25,064)	$25,162
Gain (loss) on disposition of real estate, net of tax	17,182	(1,462)	18,644
	$17,280	$(26,526)	$43,806

The Company sold 16 shopping center properties, including two properties held for sale at December 31, 2013, during the six-month period ended June 30, 2014, aggregating 1.7 million square feet. In addition, the Company sold 39 properties in 2013, aggregating 2.9 million square feet. Included in the reported loss from discontinued operations for the six-month period ended June 30, 2014 and 2013, is $0.6 million and $29.0 million, respectively, of impairment charges.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
Gain (loss) on disposition of real estate, net	$1,472	$(1,525)	$2,997
Non-controlling interests	(878)	(195)	(683)
Net income (loss) attributable to DDR	76,017	(23,313)	99,330

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
Gain (loss) on disposition of real estate, net(A)	$383	$(1,582)	$1,965
Non-controlling interests(B)	860	(386)	1,246
Net income (loss) attributable to DDR(C)	59,377	(17,010)	76,387

(A)

Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

(B)	Change in non-controlling interests primarily is the result of the sale of one asset in the first quarter of 2014.
(C)

The increase in net income (loss) attributable to DDR for the three- and six-month periods ended June 30, 2014, compared to the prior year comparable periods, primarily is due to the gain on sale of interests recorded as a result of the sale of the Company’s interest in SSB, organic growth, net acquisition activity and lower impairment charges.

NON-GAAP FINANCIAL MEASURES

Definition and Basis of Presentation

The Company believes that FFO and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs. FFO and Operating FFO are frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s income from continuing operations. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in its condensed consolidated financial statements.

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	Three-Month Periods Ended June 30,
	2014	2013	$ Change
FFO attributable to DDR common shareholders	$82.2	$80.0	$2.2
Operating FFO attributable to DDR common shareholders	101.3	86.1	15.2

	Six-Month Periods Ended June 30,
	2014	2013	$ Change
FFO attributable to DDR common shareholders(A)	$168.0	$162.4	$5.6
Operating FFO attributable to DDR common shareholders(B)	202.0	172.1	29.9

(A)

The increase in FFO for the six-month period ended June 30, 2014, as compared to the comparable period in 2013, primarily was due to organic growth, the impact of Prime shopping center acquisitions and the reduction of the write-off of the original issuance costs from the redemption of the Company’s Class H Preferred Shares and impairment charges of non-depreciable assets as compared to 2013.  These factors were partially offset by non-Prime Asset dispositions as well as the sale of the Company’s interest in SSB.

(B)	The increase in Operating FFO for the six-month period ended June 30, 2014, as compared to the comparable period in 2013, primarily was due to the same factors impacting FFO for the six-month period.

The Company’s reconciliation of net income (loss) attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to DDR common shareholders(A), (B)	$67.8	$(36.0)	$44.6	$(36.8)
Depreciation and amortization of real estate investments	97.7	68.1	204.7	135.1
Equity in net (income) loss of joint ventures	(1.1)	1.2	(6.6)	(1.8)
Joint ventures' FFO(C)	7.4	12.1	16.1	24.4
Non-controlling interests (OP Units)	0.2	0.1	0.3	0.1
Impairment of depreciable real estate assets, net of non-controlling interests	1.1	32.4	11.5	40.1
(Gain) loss on disposition of depreciable real estate	(90.9)	2.1	(102.6)	1.3
FFO attributable to DDR common shareholders	$82.2	$80.0	$168.0	$162.4
Non-operating items(D)	19.1	6.1	34.0	9.7
Operating FFO attributable to DDR common shareholders	$101.3	$86.1	$202.0	$172.1
(A)	Includes the following deductions from net income (loss) (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Write-off of preferred shares original issuance costs	$1.9	$5.2	$1.9	$5.2
Preferred dividends	6.3	7.5	12.9	14.5
(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, were as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Straight-line rents	$1.5	$1.7	$2.5	$3.1
Straight-line ground rent expense	0.3	0.3	0.6	0.6
(C)

At June 30, 2014 and 2013, the Company had an economic investment in unconsolidated joint venture interests related to 154 and 199 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net (loss) income attributable to unconsolidated joint ventures(1)	$(6.3)	$(58.1)	$1.4	$(82.6)
Depreciation and amortization of real estate investments	38.2	57.5	82.4	122.3
Impairment of depreciable real estate assets	0.6	44.6	0.6	44.6
(Gain) loss on disposition of depreciable real estate, net	(1.9)	0.4	(23.4)	5.4
FFO	$30.6	$44.4	$61.0	$89.7
FFO at DDR's ownership interests(2)	$7.4	$12.1	$16.1	$24.4
Operating FFO at DDR's ownership interests(D)	$7.2	$11.6	$16.3	$24.1

(1)	Revenues include the following (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Straight-line rents	$1.2	$0.3	$2.1	$1.9
DDR’s proportionate share	0.3	0.1	0.5	0.3
(2)	FFO at DDR ownership interests considers the impact of basis differentials.
(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and six-month periods ended June 30, 2014 and 2013 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Impairment charges – non-depreciable consolidated assets	$13.2	$2.6	$13.7	$2.6
Other (income) expense, net(A)	4.5	(1.6)	9.3	1.5
Equity in net (income) loss of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	(0.2)	(0.5)	0.1	(0.3)
Impairment of joint venture investments on non-depreciable assets(B)	—	—	9.1	—
Gain on sale and change in control of interests, net(B)	—	(1.1)	—	(1.1)
(Gain) loss on disposition of non-depreciable real estate, net	(0.3)	1.5	(0.1)	1.8
Write-off of preferred shares original issuance costs(B)	1.9	5.2	1.9	5.2
Total adjustments from FFO to Operating FFO	$19.1	$6.1	$34.0	$9.7
FFO attributable to DDR common shareholders	82.2	80.0	168.0	162.4
Operating FFO attributable to DDR common shareholders	$101.3	$86.1	$202.0	$172.1
(A)	Amounts included in other income/expense are detailed as follows (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Transaction and other (income) expense, net	$3.8	$0.3	$8.4	$1.0
Litigation-related expenses	0.7	0.4	0.9	0.7
Debt extinguishment gain, net	—	(2.3)	—	(0.2)
	$4.5	$(1.6)	$9.3	$1.5
(B)	Amount agrees to the face of the condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first six months of 2014, the Company continued to strategically allocate cash flow from operating, investing and financing activities.

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company believes that it has several viable sources to obtain capital and fund its business, including capacity under its facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 115 basis points at June 30, 2014, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2014, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2014 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability under the Revolving Credit Facilities at June 30, 2014 (in millions):

Cash and cash equivalents	$359.3
Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(28.6)
Letters of credit	(10.9)
Borrowing capacity available	$775.5

In June 2013, the Company entered into agreements for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaced any previous continuous equity program maintained by the Company. As of August 1, 2014, the Company had $246.6 million of its common shares available for future issuance under its continuous equity program.

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

In July 2014, the Company repaid $304.2 million of secured mortgage indebtedness, which was scheduled to mature in October 2014.  Cash held in escrow of $27.6 million was used to offset the repayment of this secured mortgage.  As a result, as of August 1, 2014, there were no unsecured maturities until May 2015 and no consolidated mortgage maturities until September 2015.

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

Unconsolidated Joint Ventures

The Company’s unconsolidated joint venture mortgage debt attributable to the Coventry II Fund assets that had matured and was past due at June 30, 2014 or was maturing in 2014 (see Off-Balance Sheet Arrangements), was $71.6 million at June 30, 2014 (of which the Company’s proportionate share was $8.9 million).

At June 30, 2014, the Company’s remaining unconsolidated joint venture mortgage debt maturing in 2014 was $136.0 million (of which the Company’s proportionate share was $27.2 million) and is all attributable to one joint venture arrangement.  At June 30, 2014, this joint venture had $11.8 million in escrow with the lender from the sale of assets to repay a portion of the mortgage upon maturity.  The Company expects the joint venture to refinance the mortgage debt or use proceeds from additional asset sales to repay the mortgage indebtedness.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods Ended June 30,
	2014	2013
Cash flow provided by operating activities	$201,050	$163,518
Cash flow provided by (used for) investing activities	261,908	(252,746)
Cash flow (used for) provided by financing activities	(190,280)	99,826

Operating Activities: The change in cash flow provided by operating activities for the six-month period ended June 30, 2014, as compared to the comparable period in 2013, primarily was due to additional cash flow from acquired properties and changes in accounts payable and accrued expenses.

Investing Activities: The change in cash flow provided by investing activities for the six-month period ended June 30, 2014, as compared to the comparable period in 2013, primarily was due to proceeds received from the sale of the Company’s 50% interest in SSB, partially offset by a decrease in the level of acquisition activity as compared to 2013.

Financing Activities: The change in cash flow used for financing activities for the six-month period ended June 30, 2014, as compared to the comparable period in 2013, primarily was due to a decrease in proceeds from the issuance of common shares, preferred shares and senior notes offset by a decrease in repayments of Revolving Credit Facilities.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $124.1 million for the six-month period ended June 30, 2014, as compared to $100.5 million for the same period in 2013. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2014.

The Company declared a quarterly dividend of $0.155 per common share for each of the first and second quarters of 2014. The Board of Directors of the Company will continue to monitor the 2014 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2014 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets to achieve long-term growth and value creation.

Acquisitions

The Company formed a new unconsolidated joint venture between consolidated affiliates of the Company and Blackstone, which executed a purchase and sale agreement to acquire 76 shopping centers aggregating 16.4 million square feet in a transaction valued at $1.975 billion (“BRE DDR Retail Holdings III”). It is anticipated that the joint venture will be funded through assumed debt of $461 million, approximately $800 million of new financings, preferred and common equity. An affiliate of Blackstone will own 95% of the common equity of the joint venture and an affiliate of DDR will own the remaining 5%. DDR also is expected invest up to $300 million in preferred equity in the joint venture with a fixed dividend rate of 8.5% and will provide customary leasing and management services.  In addition, DDR will have the right of first offer to acquire 10 of the assets under specified conditions consistent with past transactions with Blackstone. The acquisition is expected to close in the third quarter of 2014.

During the six-month period ended June 30, 2014, the Company acquired four Prime assets (Colorado Springs, Colorado; Roseville, California; Cincinnati, Ohio and Chicago, Illinois) with a combined GLA of 1.2 million square feet for a gross purchase price of $264.8 million. The Company assumed $48.4 million of mortgage debt at a fair value of $50.8 million in connection with these acquisitions and issued 1.0 million Operating Partnership Units (“OP Units”) valued at $17.9 million at closing.

Disposition of Joint Venture Interest

In April 2014, the Company sold its entire investment in SSB for $343.6 million to Mr. Alexander Otto and certain of his affiliates. Through this investment, the Company owned an approximate 33% interest in Sonae Sierra Brasil, as well as an indirect ownership interest in the Parque Dom Pedro shopping center. Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with Mr. Otto that agreed to purchase a portion of the Company’s ownership interest in SSB.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction. The transaction was approved by a special committee of the Company’s Board of Directors, which committee included all directors except for the two board members recommended for nomination by Mr. Otto.

Other Dispositions

During the six-month period ended June 30, 2014, the Company sold 16 shopping center properties aggregating 1.7 million square feet and other consolidated non-income producing assets for an aggregate sales price of $176.9 million.  The Company recorded a net gain of $17.6 million, which excludes the impact of an aggregate $30.7 million in related impairment charges that were recorded in prior periods related to the assets sold in 2014.

During the six-month period ended June 30, 2014, the Company’s unconsolidated joint ventures sold assets generating gross proceeds of $101.7 million, of which the Company’s proportionate share was $20.3 million. A net gain of $23.5 million was recorded related to these sales, of which the Company’s pro rata share was $6.3 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth potential assets into Prime Assets with long-term growth potential. The Company has been marketing certain non-Prime Assets for sale that do not meet the Company’s current business strategy. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results. As a result, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

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

The Company’s consolidated land holdings are classified in two separate line items on the condensed consolidated balance sheets included herein, (i) Land and (ii) Land Held for Development and Construction in Progress. At June 30, 2014, the $2.2 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio. However, this amount also includes a small portion of vacant land comprised primarily of outlots or expansion pads adjacent to the operating shopping center properties. Approximately 178 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Land Held for Development and Construction in Progress at June 30, 2014, are $232.4 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or has not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.0 to 3.0 million square feet of GLA could be developed. Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects. However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material. The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested approximately $287.8 million in various development and redevelopment projects and expects to bring at least $100 million of investments in service in 2014 on a net basis, after deducting sales proceeds from outlot sales. The Company’s unconsolidated joint ventures do not have any significant development or redevelopment projects underway.

The current significant consolidated development projects are as follows:

Location	Estimated Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost ($ Millions)	Estimated Net Cost ($ Millions)	Net Cost Incurred at June 30, 2014 ($ Millions)
Chicago, Illinois (The Maxwell)	2Q14	240.1	$118.4	$118.4	$111.8
Seabrook, New Hampshire (Seabrook Town Center)	2Q14	165.0	95.0	75.1	71.4
Merriam, Kansas (Merriam Village)	3Q14	60.0	20.6	18.7	13.7
Total		465.1	$234.0	$212.2	$196.9

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date. At June 30, 2014, the Company’s significant consolidated redevelopment projects are as follows:

Location	Owned GLA Subject to Redevelopment (Thousands)	Total GLA Subject to Redevelopment (Thousands)	Estimated Gross Cost ($ Millions)	Cost Incurred at June 30, 2014 ($ Millions)
Bayamon, Puerto Rico (Plaza Del Sol)	172.5	172.5	$64.4	$26.6
Phoenix, Arizona (Ahwatukee Foothills Town Center)	203.6	203.6	14.4	7.7
Chester, Virginia (Bermuda Square)	71.2	137.9	14.1	2.6
Plant City, Florida (Lake Walden Square)	108.7	115.7	14.0	11.4
Fajardo, Puerto Rico (Plaza Fajardo)	36.3	36.3	8.8	7.9
Columbia, South Carolina (Harbison Court)	47.1	47.1	8.6	3.3
Schaumburg, Illinois (Woodfield Village Green)	12.7	12.7	5.0	1.4
Brandon, Florida (Lake Brandon Plaza)	35.7	35.7	3.2	1.9
Total	687.8	761.5	$132.5	$62.8

For redevelopment assets completed in 2013 and in the first half of 2014, the assets placed in service were completed at approximately $122 cost per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, one development project and one management company. Such arrangements are generally with institutional investors located throughout the United States.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at June 30, 2014, are as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned in Several States	Company- Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund, LLC	15.0%	26 shopping centers	8.4	$823.3
DDR Domestic Retail Fund I	20.0%	57 shopping centers	8.0	920.7
BRE DDR Retail Holdings II	5.0%	Seven shopping centers	1.7	240.5
DDR–SAU Retail Fund, LLC	20.0%	27 shopping centers	2.4	178.5
(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

The Company also has preferred equity investments aggregating $72.5 million at June 30, 2014, with rates ranging from 9%-10% due from its two joint ventures with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.8 billion and $4.1 billion at June 30, 2014 and 2013, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.  In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.1 million at June 30, 2014, including guaranties associated with the Coventry II Fund joint ventures discussed below.

The Company is also involved with overseeing the development activities for several of its unconsolidated joint ventures to the extent they are constructing or redeveloping shopping centers.  The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guaranty to the third-party lending institution(s) providing construction financing.

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

Coventry II Fund

At June 30, 2014, the Company maintained several investments with the Coventry II Fund. The Company co-invested approximately 20% in each joint venture. The Company’s management and leasing agreements with the joint ventures expired according to their terms on December 31, 2011, and the Company decided not to renew these agreements (see Part II, Item 1. Legal Proceedings).

As of June 30, 2014, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $1.3 million. In addition, the Company advanced $66.9 million of financing that is reserved in full (the “Bloomfield Loan”). The asset owned by Coventry II DDR Westover LLC was sold in March 2014 for an aggregate gain of $16.8 million, of which the Company’s share was $4.1 million. In addition, two assets owned by the Service Holdings LLC joint venture were sold in the first half of 2014 in which the Company had previously written down its investment to zero. In addition to its existing equity and notes receivable, at June 30, 2014, the Company had provided for one partial payment guaranty to a third-party lender in connection with the financing of one of the Coventry II Fund projects that aggregates $0.1 million.

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

A summary of the Coventry II Fund investments as of June 30, 2014, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at June 30, 2014
Coventry II DDR Bloomfield LLC	Detroit, Michigan	$21.9	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Orange County, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.4	(B)
Coventry II DDR Marley Creek Square LLC	Chicago, Illinois	10.4	(B), (C), (D), (E)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.4
Coventry II DDR Totem Lakes LLC	Seattle, Washington	27.5	(B), (D)
Service Holdings LLC	17 retail sites in several states	66.5	(B), (D)
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

(B)	As of August 1, 2014, lenders were managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of August 1, 2014, these loans were in default, and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.
(E)	As of August 1, 2014, the Company provided an interest payment guaranty that was not greater than the proportion of its investment interest.

FINANCING ACTIVITIES

In June 2014, the Company closed on a $75.0 million non-recourse mortgage loan secured by Plaza Escorial, a 636,000 square-foot shopping center in Puerto Rico. The loan has a seven-year term and an interest rate of 3.59%.

In May 2014, the Company redeemed the remaining $55.0 million of its Class H Preferred Shares at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014). The Company recorded a charge of $1.9 million in the second quarter of 2014 related to the write-off of the Class H Preferred Shares’ original issuance costs.

CAPITALIZATION

At June 30, 2014, the Company’s capitalization consisted of $5.3 billion of debt, $350.0 million of preferred shares and $6.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $17.63, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2014).  The debt to total market capitalization ratio was 0.44 to 1.0 at both June 30, 2014 and 2013. The closing price of the common shares on the New York Stock Exchange was $16.65 at June 30, 2013. At June 30, 2014 and 2013, the Company’s total debt consisted of the following (in billions):

	At June 30,
	2014	2013
Fixed-rate debt(A)	$4.9	$4.1
Variable-rate debt	0.4	0.3
	$5.3	$4.4

(A)

Includes $530.7 million and $632.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2014 and 2013, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of August 1, 2014, there were no unsecured maturities until May 2015 and no consolidated mortgage maturities until September 2015.

At June 30, 2014, the Company had letters of credit outstanding of $41.6 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which was collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $41.6 million for its consolidated properties at June 30, 2014. These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty. At June 30, 2014, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.8 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations in well-positioned shopping centers. Many retailers have strong store opening plans for the remainder of 2014 and 2015. Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars. This is evidenced by the continued high volume of leasing activity, which was 6.1 million square feet of space for both new leases and renewals for the first six months of 2014. The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base with only two tenants exceeding 3.0% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (Walmart at 3.4% and TJX Companies at 3.3%). Other significant tenants include Target, Lowe’s, Home Depot, Kohl’s, PetSmart, Publix and Bed Bath & Beyond, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy. In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer. Overall, the Company believes its portfolio remained stable at June 30, 2014, as evidenced by the increase in the occupancy rate as further described below. However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993. The shopping center portfolio occupancy was at 92.8% at June 30, 2014 as compared to 91.7% at June 30, 2013. The Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, excluding the results of SSB, was $13.50 at June 30, 2014, as compared to $13.35 at December 31, 2013, and $12.92 at June 30, 2013. The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from non-Prime Asset sales into the acquisition of Prime Assets as well as continued lease up and renewal of the existing portfolio at positive rental spreads. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the second quarter of 2014 for the U.S. portfolio was only $4.48 per rentable square foot. The Company generally does not expend a significant amount of capital on lease renewals. The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

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

—

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

—	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;
—

The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

—

The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular its major tenants, and could be adversely affected by the bankruptcy of those tenants;

—	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;
—

The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize improvements in occupancy and operating results. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

—

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

—

The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

—

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

—

The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

—

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

—	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;
—	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;
—

Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

—	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;
—

The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

—

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

—

The Company’s decision to dispose of real estate assets, including land held for development and construction in progress, would change the holding period assumption in the undiscounted cash flow impairment analyses, which could result in material impairment losses and adversely affect the Company’s financial results;

—	The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;
—

The Company may not realize anticipated returns from real estate assets outside the contiguous United States, which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition. The Company  owns significant assets in Puerto Rico and an interest in consolidated joint ventures that were formed to develop and own properties in Canada and Russia;

—	The Company is subject to potential environmental liabilities;
—	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

—

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

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,914.3	4.3	5.0%	92.2%	$4,967.9	4.7	4.9%	93.8%
Variable-Rate Debt(A)	$414.6	3.4	1.6%	7.8%	$326.8	3.9	1.7%	6.2%
(A)	Adjusted to reflect the $530.7 million and $631.4 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 1.3% at June 30, 2014 and December 31, 2013, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	June 30, 2014				December 31, 2013
	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company’s Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,252.6	$406.6	3.4	5.5%	$2,504.2	$454.3	3.7	5.6%
Variable-Rate Debt	$582.4	$87.7	2.3	3.6%	$778.4	$175.8	5.3	8.2%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2014 and December 31, 2013, the interest rate on the Company’s $530.7 million and $631.4 million, respectively, consolidated floating rate debt was swapped to fixed rates. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $530.7 million and $631.4 million of variable-rate debt that was swapped to a fixed rate at June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at June 30, 2014 and December 31, 2013, is summarized as follows (in millions):

	June 30, 2014					December 31, 2013
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company’s fixed-rate debt	$4,914.3	$5,262.0	(A)	$4,997.6	(B)	$4,967.9	$5,226.7	(A)	$4,958.4	(B)
Company’s proportionate share of joint venture fixed-rate debt	$406.6	$421.3		$409.3		$454.3	$467.3		$454.1
(A)	Includes the fair value of Swaps, which was a liability of $5.7 million, net, and $3.2 million, net, at June 30, 2014 and December 31, 2013, respectively.
(B)	Includes the fair value of Swaps, which was an asset of $10.1 million, net, and $15.5 million, net, at June 30, 2014 and December 31, 2013, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at June 30, 2014, would result in an increase in interest expense of approximately $2.1 million for the Company and $0.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six-month period ended June 30, 2014. The estimated increase in interest expense for the period does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2014, the Company had no other material exposure to market risk.

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

During the three-month period ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Coventry II

The Company is a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006.  The Company was generally responsible for day-to-day management of the properties through December 2011.  On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York.  The complaint contained allegations including breach of contract, breach of fiduciary duty, fraudulent inducement, misrepresentation, and economic duress.  The complaint sought compensatory, consequential and punitive damages.

In response to this action, the Company filed a motion to dismiss the complaint.  In June 2010, the court granted the motion in part (which was affirmed on appeal), dismissing Coventry’s claim that the Company breached a fiduciary duty owed to Coventry.  The Company also filed an answer to the complaint, and asserted various counterclaims against Coventry.  On October 10, 2011, the Company filed a motion for summary judgment, seeking dismissal of all of Coventry’s remaining claims.  On April 18, 2013, the court issued an order dismissing most of Coventry’s remaining claims against the Company.  The court’s decision denied the Company’s motion solely with respect to several claims for breach of contract under the Company’s prior management agreements in connection with certain assets.  Coventry appealed the court’s ruling dismissing its claims.  On June 14, 2014, the appellate court issued an opinion affirming the dismissal of most of Coventry’s remaining claims.

The Company believes that the few remaining claims in the lawsuit are immaterial and without merit and that it has strong defenses against these claims.  The Company will continue to vigorously defend itself against the remaining claims.  This lawsuit is subject to the uncertainties inherent in the litigation process and, therefore, no assurance can be given as to its ultimate outcome and no loss provision has been recorded in the accompanying financial statements because a loss contingency is not deemed probable or estimable.  However, based on the information presently available to the Company, the Company does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1 – 30, 2014	1,356	$16.53	—	—
May 1 – 31, 2014	—	—	—	—
June 1 – 30, 2014	17,091	17.63	—	—
Total	18,447	$17.55	—	—
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three- and Six-Month Periods Ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three- and Six-Month Periods Ended June 30, 2014 and 2013, (iv) Consolidated Statement of Equity for the Six-Month Period Ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 8, 2014

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