Form 10-Q
period 2014-09-30
DDR CORP
filed 2014-11-07
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 360,458,592 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Land	$2,251,513	$2,209,970
Buildings	7,167,118	6,949,440
Fixtures and tenant improvements	628,407	599,221
	10,047,038	9,758,631
Less: Accumulated depreciation	(1,893,315)	(1,823,199)
	8,153,723	7,935,432
Land held for development and construction in progress	449,822	452,980
Real estate held for sale, net	—	12,670
Total real estate assets, net	8,603,545	8,401,082
Investments in and advances to joint ventures	161,737	448,008
Cash and cash equivalents	134,320	86,664
Restricted cash	8,250	33,476
Notes receivable, net	57,645	78,338
Other assets, net	660,194	645,505
	$9,625,691	$9,693,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,762,893	$2,754,120
Unsecured term loan	350,000	350,000
Revolving credit facilities	23,457	29,133
	3,136,350	3,133,253
Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,699,694	1,761,421
	2,099,694	2,161,421
Total indebtedness	5,236,044	5,294,674
Accounts payable and other liabilities	459,787	415,413
Dividends payable	61,323	55,107
Total liabilities	5,757,154	5,765,194
Commitments and contingencies (Note 8)
DDR Equity:
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 shares issued and outstanding at December 31, 2013	—	55,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 360,338,486 and 359,378,751 shares issued at September 30, 2014 and December 31, 2013, respectively	36,034	35,938
Paid-in capital	5,434,217	5,417,363
Accumulated distributions in excess of net income	(1,975,043)	(1,915,638)
Deferred compensation obligation	17,057	16,702
Accumulated other comprehensive loss	(8,445)	(36,493)
Less: Common shares in treasury at cost: 1,038,474 and 1,030,053 shares at September 30, 2014 and December 31, 2013, respectively	(18,475)	(18,211)
Total DDR shareholders' equity	3,835,345	3,904,661
Non-controlling interests	33,192	23,218
Total equity	3,868,537	3,927,879
	$9,625,691	$9,693,073

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,

(In thousands, except per share amounts)

(Unaudited)

	2014	2013
Revenues from operations:
Minimum rents	$175,771	$140,389
Percentage and overage rents	519	854
Recoveries from tenants	59,261	45,963
Fee and other income	14,992	19,194
	250,543	206,400
Rental operation expenses:
Operating and maintenance	37,311	33,107
Real estate taxes	35,681	26,694
Impairment charges	1,813	9,260
General and administrative	19,540	19,246
Depreciation and amortization	99,480	70,015
	193,825	158,322
Other income (expense):
Interest income	2,652	6,692
Interest expense	(58,115)	(54,740)
Other income (expense), net	(2,758)	(2,282)
	(58,221)	(50,330)
Loss before earnings from equity method investments and other items	(1,503)	(2,252)
Equity in net income of joint ventures	3,620	3,780
Gain on sale and change in control of interests, net	3,984	—
Income before tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	6,101	1,528
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	212	(404)
Income from continuing operations	6,313	1,124
Income (loss) from discontinued operations	57,906	(3,258)
Income (loss) before gain on disposition of real estate	64,219	(2,134)
Gain on disposition of real estate, net of tax	2,262	1,929
Net income (loss)	$66,481	$(205)
Non-controlling interests	2,125	(170)
Net income (loss) attributable to DDR	$68,606	$(375)
Preferred dividends	(5,594)	(6,608)
Net income (loss) attributable to DDR common shareholders	$63,012	$(6,983)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.01	$(0.01)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.16	(0.01)
Net income (loss) attributable to DDR common shareholders	$0.17	$(0.02)
Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.01	$(0.01)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.16	(0.01)
Net income (loss) attributable to DDR common shareholders	$0.17	$(0.02)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(In thousands, except per share amounts)

(Unaudited)

	2014	2013
Revenues from operations:
Minimum rents	$518,838	$406,274
Percentage and overage rents	2,810	3,116
Recoveries from tenants	175,353	133,234
Fee and other income	47,928	58,519
	744,929	601,143
Rental operation expenses:
Operating and maintenance	109,448	96,257
Real estate taxes	106,132	77,434
Impairment charges	18,898	22,902
General and administrative	58,878	59,123
Depreciation and amortization	302,901	198,609
	596,257	454,325
Other income (expense):
Interest income	8,937	20,365
Interest expense	(179,908)	(157,346)
Other income (expense), net	(11,881)	(3,287)
	(182,852)	(140,268)
(Loss) income before earnings from equity method investments and other items	(34,180)	6,550
Equity in net income of joint ventures	10,241	5,543
Impairment of joint venture investments	(9,100)	—
Gain on sale and change in control of interests, net	87,814	1,066
Income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	54,775	13,159
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,120)	(2,463)
Income from continuing operations	53,655	10,696
Income (loss) from discontinued operations	68,697	(27,872)
Income (loss) before gain on disposition of real estate	122,352	(17,176)
Gain on disposition of real estate, net of tax	2,645	347
Net income (loss)	$124,997	$(16,829)
Non-controlling interests	2,985	(556)
Net income (loss) attributable to DDR	$127,982	$(17,385)
Write-off of preferred share original issuance costs	(1,943)	(5,246)
Preferred dividends	(18,460)	(21,113)
Net income (loss) attributable to DDR common shareholders	$107,579	$(43,744)

Per share data:
Basic earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.10	$(0.05)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.20	(0.09)
Net income (loss) attributable to DDR common shareholders	$0.30	$(0.14)
Diluted earnings per share data:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.10	$(0.05)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.20	(0.09)
Net income (loss) attributable to DDR common shareholders	$0.30	$(0.14)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(In thousands)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$66,481	$(205)	$124,997	$(16,829)
Other comprehensive (loss) income:
Foreign currency translation	(1,729)	(429)	6,654	(16,364)
Reclassification adjustment for foreign currency translation included in net income	5,609	—	25,324	—
Change in fair value of interest-rate contracts	2,999	(1,537)	535	11,107
Amortization of interest-rate contracts	118	118	354	354
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	(840)	—
Unrealized (losses) gains on available-for-sale securities	(182)	2,639	(649)	2,639
Total other comprehensive income (loss)	6,815	791	31,378	(2,264)
Comprehensive income (loss)	73,296	586	156,375	(19,093)
Comprehensive loss (income) attributable to non-controlling interests:
Allocation of net loss (income)	2,125	(170)	2,985	(556)
Foreign currency translation	647	(290)	634	323
Reclassification adjustment for foreign currency translation included in net income	(3,964)	—	(3,964)	—
Total comprehensive income attributable to non-controlling interests	(1,192)	(460)	(345)	(233)
Total comprehensive income (loss) attributable to DDR	$72,104	$126	$156,030	$(19,326)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

(In thousands)

(Unaudited)

	DDR Equity
	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2013	$405,000	$35,938	$5,417,363	$(1,915,638)	$16,702	$(36,493)	$(18,211)	$23,218	$3,927,879
Issuance of common shares related to stock plans		12	1,399				824		2,235
Issuance of common shares for cash offering		66	11,632						11,698
Issuance of restricted stock		14	(4,920)		855		4,051		—
Vesting of restricted stock		4	4,019		(500)		(5,139)		(1,616)
Stock-based compensation			2,807						2,807
Issuance of OP Units								18,256	18,256
Contributions from non-controlling interests								93	93
Distributions to non-controlling interests								(8,720)	(8,720)
Redemption of preferred shares	(55,000)		1,917	(1,943)					(55,026)
Dividends declared-common shares				(167,142)					(167,142)
Dividends declared-preferred shares				(18,302)					(18,302)
Comprehensive income				127,982		28,048		345	156,375
Balance, September 30, 2014	$350,000	$36,034	$5,434,217	$(1,975,043)	$17,057	$(8,445)	$(18,475)	$33,192	$3,868,537

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,

(In thousands)

(Unaudited)

	2014	2013
Net cash flow provided by operating activities:
Net income (loss)	$124,997	$(16,829)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	310,984	214,141
Stock-based compensation	6,706	6,524
Amortization of deferred finance costs	9,597	11,065
Accretion of convertible debt discount	8,476	8,038
Equity in net income of joint ventures	(10,241)	(5,543)
Impairment of joint venture investments	9,100	—
Net gain on sale and change in control of interests	(87,814)	(1,066)
Operating cash distributions from joint ventures	6,358	10,533
Realized gain on sale of available-for-sale securities	(840)	—
Gain on disposition of real estate	(76,932)	(7,587)
Impairment charges	26,996	66,795
Change in notes receivable accrued interest	(2,583)	(3,797)
Change in restricted cash	9,440	530
Net change in accounts receivable	319	3,238
Net change in accounts payable and accrued expenses	14,387	(1,540)
Net change in other operating assets and liabilities	(33,525)	(7,824)
Total adjustments	190,428	293,507
Net cash flow provided by operating activities	315,425	276,678
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(315,329)	(326,661)
Real estate developed and improvements to operating real estate	(183,999)	(158,909)
Proceeds from disposition of real estate and joint venture interest	773,445	156,654
Equity contributions to joint ventures	(4,221)	(20,143)
Repayment (issuance) of joint venture advances, net	2,946	(41,000)
Distributions of proceeds from sale and refinancing of joint venture interests	9,600	1,696
Return of investments in joint ventures	7,649	5,479
Purchase of available-for-sale securities	—	(1,800)
Proceeds from sale of available-for-sale securities	1,740	—
Issuance of notes receivable	—	(22,014)
Repayment of notes receivable	341	13,715
Change in restricted cash – capital improvements	18,235	(2,526)
Net cash flow provided by (used for) investing activities	310,407	(395,509)
Cash flow from financing activities:
Repayments of revolving credit facilities, net	(4,390)	(104,340)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses of $650 in 2013	—	295,591
Proceeds from mortgages and other secured debt	92,063	45,042
Repayment of term loans and mortgage debt	(434,074)	(112,835)
Payment of debt issuance costs	(699)	(3,921)
Redemption of preferred shares	(55,000)	(150,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $123 and $473 in 2014 and 2013, respectively	11,698	158,048
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses of $412 in 2013	—	144,863
Repurchase of common shares in conjunction with equity award plans	(4,161)	(4,060)
Contributions from non-controlling interests	93	281
Distributions to non-controlling interests and redeemable operating partnership units	(3,982)	(1,057)
Dividends paid	(179,229)	(144,671)
Net cash flow (used for) provided by financing activities	(577,681)	122,941
Cash and cash equivalents
Increase in cash and cash equivalents	48,151	4,110
Effect of exchange rate changes on cash and cash equivalents	(495)	67
Cash and cash equivalents, beginning of period	86,664	31,174
Cash and cash equivalents, end of period	$134,320	$35,351

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Month Periods Ended September 30,
	2014	2013
Mortgages assumed from acquisitions	$293.3	$148.5
Issuance of Operating Partnership Units ("OP Units") in connection with acquisitions	18.3	—
Preferred equity interest and mezzanine loan applied to purchase price	51.8	—
Elimination of the previously held equity interest in unconsolidated joint ventures acquired	2.8	15.4
Reclassification adjustment of foreign currency translation (Note 10)	21.4	—
Accounts payable related to construction in progress	31.3	25.1
Dividends declared	61.3	49.8
Write-off of preferred share original issuance costs	1.9	5.2

The transactions above did not provide or use cash in the periods presented and, accordingly, are not reflected in the consolidated statements of cash flows.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The objective of ASU 2014-19 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently assessing the impact, if any, the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

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

At September 30, 2014 and December 31, 2013, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 147 and 170 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2014	December 31, 2013
Condensed Combined Balance Sheets
Land	$1,080,086	$1,275,232
Buildings	2,917,565	3,940,806
Fixtures and tenant improvements	168,575	266,851
	4,166,226	5,482,889
Less: Accumulated depreciation	(814,365)	(839,867)
	3,351,861	4,643,022
Land held for development and construction in progress	56,713	116,088
Real estate, net	3,408,574	4,759,110
Cash and restricted cash	95,768	282,866
Receivables, net	68,951	101,003
Other assets	97,959	196,615
	$3,671,252	$5,339,594

Mortgage debt	$2,572,521	$3,282,643
Notes and accrued interest payable to DDR(A)	142,502	127,679
Other liabilities	142,521	245,368
	2,857,544	3,655,690
Redeemable preferred equity	38,635	71,771
Accumulated equity	775,073	1,612,133
	$3,671,252	$5,339,594
Company's share of Accumulated Equity	$116,711	$365,297

(A)

The Company had net amounts receivable from several joint ventures aggregating $4.4 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively, which are included in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheets.  The remaining receivables on the joint ventures’ books were fully reserved by the Company in prior years.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Condensed Combined Statements of Operations
Revenues from operations	$119,973	$176,001	$392,523	$527,799
Operating expenses	40,024	61,099	137,787	182,130
Impairment charges	11,093	13,390	11,693	51,713
Depreciation and amortization	35,579	56,502	119,641	173,333
Interest expense	41,764	56,453	141,776	169,935
Other expense, net	188	1,916	3,024	2,229
	128,648	189,360	413,921	579,340
Loss before tax expense and discontinued operations	(8,675)	(13,359)	(21,398)	(51,541)
Income tax expense (primarily SSB), net	—	(6,446)	(6,565)	(20,299)
Loss from continuing operations	(8,675)	(19,805)	(27,963)	(71,840)
Discontinued operations:
Loss from discontinued operations	(55)	(11,196)	(844)	(22,604)
Gain (loss) on disposition of real estate, net of tax	4,713	(21,228)	28,224	(27,133)
Loss before gain on disposition of real estate, net	(4,017)	(52,229)	(583)	(121,577)
Gain on disposition of real estate, net	3,833	151	3,833	794
Net (loss) income	$(184)	$(52,078)	$3,250	$(120,783)
Non-controlling interests	—	(5,800)	(2,023)	(19,715)
Net (loss) income attributable to unconsolidated joint ventures	$(184)	$(57,878)	$1,227	$(140,498)
Company's share of equity in net income of joint ventures	$3,316	$2,800	$9,483	$4,328
Amortization of basis differentials(A)	304	980	758	1,215
Equity in net income of joint ventures(B)	$3,620	$3,780	$10,241	$5,543

(A)

Related to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

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

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment basis and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2014	December 31, 2013
Company's share of accumulated equity	$116.7	$365.3
Redeemable preferred equity and other(A)	39.1	72.2
Basis differentials	4.2	10.6
Deferred development fees, net of portion related to the Company's interest	(2.7)	(2.8)
Amounts payable to DDR	4.4	2.7
Investments in and Advances to Joint Ventures	$161.7	$448.0
(A)

Primarily related to $38.6 million and $71.8 million in preferred equity investments in joint ventures with affiliates of The Blackstone Group L.P. (collectively, “Blackstone”) at September 30, 2014 and December 31, 2013, respectively.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Management and other fees	$5.9	$7.4	$18.2	$22.6
Development fees and leasing commissions	1.4	2.7	4.9	7.9
Interest income	1.7	5.3	5.0	14.4

BRE DDR Retail Holdings II Joint Venture

In 2013, a joint venture between consolidated affiliates of the Company and Blackstone acquired a portfolio of seven shopping centers (“BRE DDR Retail Holdings II”), aggregating approximately 2.3 million square feet of total gross leasable area (“GLA”).  In September 2014, the Company acquired Blackstone’s 95% interest in the seven assets (the “Blackstone II Acquisition”) (Note 3).  The Company invested $30.0 million in preferred equity in the joint venture in 2013, all of which was repaid upon the closing of the Blackstone II Acquisition.

Sonae Sierra Brazil BV SARL (“SSB”)

On April 28, 2014, affiliates of DDR (the “Sellers”) sold to Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”) the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil. SSB owned an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., and an indirect interest in the Parque Dom Pedro shopping center. Sonae Sierra Brasil, S.A. owned 10 shopping centers in Brazil and is headquartered in Sao Paulo. The Company’s effective economic ownership in this investment was 33%. The Company recorded a Gain on Sale of Interests of $83.8 million in the second quarter of 2014, which included the reclassification of $19.7 million of foreign currency translation from accumulated other comprehensive income (Note 10). The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.26 for the Company’s ownership period, January 1, 2014 to April 28, 2014, and 2.10 for the nine-month period ended September 30, 2013.

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

Other Joint Venture Interests

For the nine months ended September 30, 2014, the Company’s unconsolidated joint ventures sold eight assets and received aggregate proceeds of $106.1 million, of which $21.1 million was the Company’s proportionate share. For the 2014 disposition activity, the joint ventures recorded an aggregate gain of $32.1 million, of which $7.7 million was the Company’s proportionate share.

3.	ACQUISITIONS

In the nine-month period ended September 30, 2014, the Company acquired the following shopping centers (in millions):

Location or Transaction	Date Acquired	Gross Purchase Price	Face Value of Mortgage Debt Assumed
Colorado Springs, Colorado	April 2014	$29.4	$12.9
Roseville, California	May 2014	89.5	—
Cincinnati, Ohio	May 2014	29.5	—
Chicago, Illinois	June 2014	98.0	35.5
Philadelphia, Pennsylvania	August 2014	31.5	—
Blackstone II Acquisition	September 2014	395.3	233.3
		$673.2	$281.7

The Company accounted for the acquisitions utilizing the purchase method of accounting. The fair value of acquisitions was allocated as follows (in thousands):

		Weighted Average Amortization Period (in Years)
Land	$144,587	N/A
Buildings	386,889	(B)
Tenant improvements	9,205	(B)
Construction in progress	76,213	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	58,092	7.2
Tenant relations	34,424	7.6
Other assets	4,402	N/A
	713,812
Less: Mortgage debt assumed at fair value	(293,288)	N/A
Less: Below-market leases	(25,017)	19.1
Less: Other liabilities	(3,403)
Net assets acquired	$392,104
(A)	Includes above-market value of leases of $8.8 million.
(B)	Depreciated in accordance with the Company’s policy.

Consideration:
Cash	$315,329
Repayment of preferred equity interest and mezzanine loan	51,775
Issuance of OP Units	18,256
Gain on Sale and Change in Control of Interests	3,977
Fair value of previously held equity interest	2,767
Total consideration	$392,104

The Company incurred $2.1 million of costs related to the acquisition of these assets.  These costs were expensed as incurred and included in other income (expense), net.  Included in the Company’s condensed consolidated statements of operations are $7.7 million and $13.9 million in total revenues from the date of acquisition through September 30, 2014 and 2013, respectively.

Blackstone II Acquisition

In September 2014, the Company acquired sole ownership of a portfolio of seven power centers through the Blackstone II Acquisition.  The transaction was valued at $395.3 million at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $233.3 million of mortgage debt, at face value, of which $28.0 million was repaid upon closing.  In addition, $31.2 million of preferred equity interest previously funded by the Company was repaid upon closing and the remaining was paid in cash.  The Company accounted for this transaction as a step acquisition.  Due to the change in control that occurred, the Company recorded a Gain on Sale and Change in Control of $4.0 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three- and nine-month periods ended September 30, 2014 and 2013, as if the acquisition of the interests in the properties acquired in 2014 and 2013 was completed on January 1, 2013 (in thousands, except per share amounts). The Gain on Change in Control related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Pro forma revenues	$259,611	$253,726	$777,301	$757,434
Pro forma (loss) income from continuing operations	$(452)	$(22,938)	$41,469	$(57,111)
Pro forma net income (loss) attributable to DDR common shareholders	$56,247	$(31,045)	$95,393	$(111,551)
Basic earnings per share data:
Net income (loss) attributable to DDR common shareholders	$0.16	$(0.09)	$0.26	$(0.31)
Diluted earnings per share data:
Net income (loss) attributable to DDR common shareholders	$0.16	$(0.09)	$0.26	$(0.31)

4.	NOTES RECEIVABLE

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Loans receivable	$52,820	$72,218
Other notes	1,016	1,034
Tax Increment Financing Bonds ("TIF Bonds")(A)	3,809	5,086
	$57,645	$78,338

(A)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of September 30, 2014 and December 31, 2013, the Company had six and seven loans receivable outstanding, respectively. The following table reconciles the loans receivable on real estate for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Balance at January 1	$72,218	$60,378
Additions:
New mortgage loans	—	21,967
Interest	810	319
Accretion of discount	689	651
Deductions:
Payments of principal and interest	(347)	(11,670)
Other(A)	(20,550)	—
Balance at September 30	$52,820	$71,645

(A)	Loan applied toward the purchase price of the asset acquired in Chicago, Illinois (Note 3).

At September 30, 2014, the Company had one loan outstanding aggregating $9.8 million that matured, was more than 90 days past due and partially reserved and one loan that was fully reserved. No other loans outstanding are past due. The Company is no longer accruing interest income on these notes as no payments have been received.

5.	OTHER ASSETS, NET

Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Intangible assets:
In-place leases, net	$175,340	$159,357
Above-market rent, net	62,355	59,211
Tenant relations, net	190,406	191,045
Total intangible assets, net(A)	428,101	409,613
Other assets:
Accounts receivable, net(B)	128,414	129,513
Deferred charges, net	30,124	38,124
Prepaid expenses	23,162	14,082
Other assets	42,273	45,403
Deposits	8,120	8,770
Total other assets, net	$660,194	$645,505

(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $25.2 million and $8.6 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $79.1 million and $22.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

(B)	Includes straight-line rents receivable, net, of $62.7 million and $61.9 million at September 30, 2014 and December 31, 2013, respectively.

6.	REVOLVING CREDIT FACILITIES AND TERM LOANS

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at September 30, 2014	Weighted-Average Interest Rate at September 30, 2014	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$23.5	2.4%	April 2017
PNC Facility	—	N/A	April 2017
Unsecured term loan – Tranche 1	50.0	2.1%	January 2017
Unsecured term loan – Tranche 2	300.0	3.2%	January 2019
Secured indebtedness:
Secured term loan	400.0	1.6%	April 2017

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018, at the Company’s option.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2014.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.  At September 30, 2014, the outstanding balance consisted solely of Canadian dollar-denominated borrowings (Note 7).

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at September 30, 2014), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.15% at September 30, 2014).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of Funds From Operations (as defined in the agreements governing the Revolving Credit Facilities) for the prior twelve-month period unless required to maintain Real Estate Investment Trust (“REIT”) status.  The Company was in compliance with these covenants at September 30, 2014.

7.	FINANCIAL INSTRUMENTS

Measurement of Fair Value

At September 30, 2014, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Assets and Other Liabilities) and marketable securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan and investments in securities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
September 30, 2014
Derivative Financial Instruments	$—	$(2.7)	$—	$(2.7)
Marketable Securities	$5.0	$—	$—	$5.0
December 31, 2013
Derivative Financial Instruments	$—	$(3.2)	$—	$(3.2)
Marketable Securities	$7.4	$—	$—	$7.4

The unrealized gain of $0.5 million included in other comprehensive income (loss) (“OCI”) is attributable to the net change in fair value during the nine-month period ended September 30, 2014, related to derivative financial instruments, none of which were reported in the Company’s condensed consolidated statements of operations because the Swaps are documented and qualify as hedging instruments.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis, in which the Company used unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $95.7 million and $148.2 million at September 30, 2014 and December 31, 2013, respectively, as compared to the carrying amounts of $92.9 million and $145.5 million, respectively.  The carrying value of the TIF bonds, which was $3.8 million and $5.1 million at September 30, 2014 and December 31, 2013, respectively, approximated their fair value as of both dates.

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

Debt instruments at September 30, 2014 and December 31, 2013, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,762,893	$3,000,255	$2,754,120	$2,991,698
Revolving Credit Facilities and term loans	773,457	781,530	779,133	787,772
Mortgage indebtedness	1,699,694	1,730,030	1,761,421	1,779,375
	$5,236,044	$5,511,815	$5,294,674	$5,558,845

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

The Company has interests in consolidated joint ventures that own real estate assets in Canada.  The net assets of these subsidiaries are exposed to volatility in currency exchange rates.  The Company uses non-derivative financial instruments to economically hedge a portion of this exposure.  The Company manages its currency exposure related to the net assets of its Canadian subsidiaries through foreign currency-denominated debt agreements.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements.  To accomplish this objective, the Company generally uses Swaps as part of its interest rate risk management strategy.  The Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2014 and December 31, 2013, the notional amount of the Swaps was $530.4 million and $631.4 million, respectively.  The following table discloses certain information regarding the Company’s Swaps (nine at September 30, 2014), not including the specified spreads, as well as their classification on the condensed consolidated balance sheets, as of September 30, 2014 and December 31, 2013 (in millions):

	Aggregate
	Notional	Counterparty	DDR Pays	Fair Value
	Amount at	Pays Variable	Fixed	September 30, 2014		December 31, 2013
Maturity Date	September 30, 2014	Rate	Rate	Asset	Liability	Asset	Liability
June 2014	N/A	1 Month LIBOR	1.0%	N/A	N/A	$—	$(0.4)
June 2015	$50.0	1 Month LIBOR	0.6%	$—	$(0.1)	—	(0.2)
July 2015	$100.0	1 Month LIBOR	0.5%	—	(0.3)	—	(0.4)
September 2017	$80.4	1 Month LIBOR	2.8%	—	(3.9)	—	(5.0)
January 2018	$100.0	1 Month LIBOR	0.9%	1.2	—	1.4	—
February 2019	$100.0	1 Month LIBOR	1.6%	—	—	0.5	—
February 2019	$100.0	1 Month LIBOR	1.5%	0.4	—	0.9	—
Other Assets				$1.6	N/A	$2.8	N/A
Accounts Payable				N/A	$(4.3)	N/A	$(6.0)

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects that within the next 12 months it will reflect an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.9 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations.  The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings.  During the nine-month periods ended September 30, 2014 and 2013, the amount of hedge ineffectiveness recorded was not material.

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

Net Investment Hedges

The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments.  The Company has foreign currency-denominated debt agreements that expose the Company to fluctuations in foreign exchange rates.  The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian subsidiaries.  Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI.  Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings is not material. The Company repaid all of its Euro-denominated borrowings at September 30, 2014 (Note 6).

Effect on Net Income (Loss) and OCI

The effect of the Company’s cash flow hedges and net investment hedge instruments on net income (loss) and OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)				Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated OCI (Effective Portion)
	Three-Month Periods Ended		Nine-Month Periods Ended		Accumulated OCI	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,		(Effective	September 30,		September 30,
	2014	2013	2014	2013	Portion)	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts	$3.0	$(1.5)	$0.5	$11.1	Interest Expense	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Net investment hedges:
Euro-denominated	$0.2	$(0.2)	$0.3	$(0.1)		$—	$—	$—	$—
Canadian dollar-denominated	1.1	(0.5)	1.0	0.8		—	—	—	—
Total	$1.3	$(0.7)	$1.3	$0.7		$—	$—	$—	$—

8.	COMMITMENTS AND CONTINGENCIES

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

On October 10, 2014, the Company and Coventry entered into a settlement agreement.  The agreement, which is subject to various contingencies, provides for mutual releases of all claims and for the dismissal of the pending litigation.  The Company does not expect the settlement to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Common Shares

In the third quarter of 2014, the Company issued 0.7 million common shares at a weighted-average price of $17.81 per share, generating net proceeds of $11.8 million.  The net proceeds primarily were used to acquire shopping center assets (Note 3).

Common share dividends declared per share were as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Common share dividends declared per share	$0.155	$0.135	$0.465	$0.405

Preferred Shares

In May 2014, the Company redeemed the remaining $55.0 million of its Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014). The Company recorded a charge of $1.9 million in the second quarter of 2014 related to the write-off of the Class H Preferred Shares’ original issuance costs.

Non-Controlling Interests

In June 2014, the Company issued 1.0 million OP Units in conjunction with the purchase of an asset in Chicago, Illinois (Note 3).

10.	OTHER COMPREHENSIVE LOSS

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains on Marketable Securities	Total
Balance, December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)
Other comprehensive income (loss) before reclassifications	535	7,288	(649)	7,174
Reclassification adjustment for foreign currency translation(A)	—	21,360	—	21,360
Reclassification adjustment for realized gains on available-for-sale securities(B)	—	—	(840)	(840)
Amounts reclassified from accumulated other comprehensive loss(C)	354	—	—	354
Net current-period other comprehensive income (loss)	889	28,648	(1,489)	28,048
Balance, September 30, 2014	$(7,023)	$(1,976)	$554	$(8,445)

(A)

Includes a gain of $19.7 million related to the Company’s sale of its interest in the SSB joint venture (Note 2) classified as Gain on Sale and Change in Control of Interests in the Company’s condensed consolidated statement of operations for the nine-month period ended September 30, 2014, which was previously recognized in Accumulated Other Comprehensive Loss.  Also, includes a gain of $1.7 million related to the Company’s substantial liquidation of its investment in Russia, classified on the Gain on Sale as well as Non-Controlling Interests lines in the Company’s condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2014, which was previously recognized in Accumulated Other Comprehensive Loss.

(B)	Realized gains are included in the condensed consolidated statement of operations within Fee and Other Income for the nine months ended September 30, 2014.
(C)

Reflects amortization classified in Interest Expense of $0.4 million, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2014, which was previously recognized in Accumulated Other Comprehensive Loss.

11.	FEE AND OTHER INCOME

Fee and other income from continuing operations was composed of the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Management, development and other fee income	$7.6	$10.3	$23.7	$31.2
Ancillary and other property income	6.5	7.8	18.8	20.7
Lease termination fees	0.7	1.0	4.1	6.2
Other	0.2	0.1	1.3	0.4
Total fee and other income	$15.0	$19.2	$47.9	$58.5

12.	IMPAIRMENT CHARGES AND IMPAIRMENT OF JOINT VENTURE INVESTMENTS

The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2014 and 2013, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Land held for development(A)	$—	$—	$13.2	$—
Undeveloped land	1.4	—	1.9	2.6
Assets marketed for sale(B)	0.4	9.2	3.8	20.3
Total continuing operations	$1.8	$9.2	$18.9	$22.9
Sold assets – discontinued operations	—	14.9	8.1	43.9
Joint venture investments(C)	—	—	9.1	—
Total impairment charges	$1.8	$24.1	$36.1	$66.8

(A)

Amounts reported in the nine-month period ended September 30, 2014, primarily related to land held for development in Canada that is owned through a consolidated joint venture. The asset impairment was triggered primarily by the Company’s decision to sell the land.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine-month period ended September 30, 2014, and the year ended December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2014
Long-lived assets held and used	$—	$—	$111.6	$111.6	$27.0
Unconsolidated joint venture investments	—	—	26.8	26.8	9.1
December 31, 2013
Long-lived assets held and used and held for sale	—	—	164.2	164.2	72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	September 30, 2014	December 31, 2013	Valuation Technique	Unobservable Inputs	2014	2013
Impairment of consolidated assets	$44.6	$88.7	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	67.0	75.5	Income Capitalization Approach(B)	Market Capitalization Rate	8%	8% – 10%
				Price Per Square Foot	N/A	$12 – $117
Impairment of joint venture investments	26.8	35.3	Discounted Cash Flow	Discount Rate	8% – 15%	8% – 15%
				Terminal Capitalization Rate	6%	6%

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

The Company sold 23 properties (including two properties held for sale at December 31, 2013) during the nine-month period ended September 30, 2014. In addition, the Company sold 39 properties in 2013. These asset sales are included in discontinued operations for the three- and nine-month periods ended September 30, 2014 and 2013. The operating results related to assets sold as of September 30, 2014, are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Revenues	$5,596	$15,136	$21,185	$50,853
Operating expenses	1,164	4,031	5,220	14,285
Impairment charges	—	14,875	8,098	43,893
Interest, net	1,328	3,609	5,374	12,254
Depreciation and amortization	2,303	4,580	8,083	15,533
	4,795	27,095	26,775	85,965
Income (loss) from discontinued operations	801	(11,959)	(5,590)	(35,112)
Gain on disposition of real estate, net of tax	57,105	8,701	74,287	7,240
Income (loss) from discontinued operations	$57,906	$(3,258)	$68,697	$(27,872)

14.	EARNINGS PER SHARE

The following table calculates the Company’s earnings per share (“EPS”) and provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Numerators – Basic and Diluted:
Continuing Operations:
Income from continuing operations	$6,313	$1,124	$53,655	$10,696
Plus: Gain on disposition of real estate	2,262	1,929	2,645	347
Plus: Income (loss) attributable to non-controlling interests	2,125	(136)	1,623	(443)
Write-off of preferred share original issuance costs	—	—	(1,943)	(5,246)
Preferred dividends	(5,594)	(6,608)	(18,460)	(21,113)
Less: Earnings attributable to unvested shares and operating partnership units	(463)	(330)	(1,238)	(1,052)
Income (loss) from continuing operations	4,643	(4,021)	36,282	(16,811)
Discontinued Operations:
Income (loss) from discontinued operations	57,906	(3,258)	68,697	(27,872)
Plus: (Loss) income attributable to non-controlling interests	—	(34)	1,362	(113)
Net income (loss) attributable to DDR common shareholders after allocation to participating securities	$62,549	$(7,313)	$106,341	$(44,796)
Denominators – Number of Shares:
Basic—Average shares outstanding	358,025	318,184	357,824	316,146
Effect of dilutive securities:
Stock options	487	—	468	—
Diluted—Average shares outstanding	358,512	318,184	358,292	316,146
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.01	$(0.01)	$0.10	$(0.05)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.16	(0.01)	0.20	(0.09)
Net income (loss) attributable to DDR common shareholders	$0.17	$(0.02)	$0.30	$(0.14)
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to DDR common shareholders	$0.01	$(0.01)	$0.10	$(0.05)
Income (loss) from discontinued operations attributable to DDR common shareholders	0.16	(0.01)	0.20	(0.09)
Net income (loss) attributable to DDR common shareholders	$0.17	$(0.02)	$0.30	$(0.14)

The following potentially dilutive securities are considered in the calculation of EPS as described below:

Potentially Dilutive Securities:

—

The Company’s senior convertible notes due 2040, which are convertible into common shares of the Company with a conversion price of $14.96 at September 30, 2014, were not included in the computation of diluted EPS for all periods presented because the Company’s common share price did not exceed 125% of the conversion price in these periods and would therefore be anti-dilutive.

—

Shares subject to issuance under the Company’s 2013 Value Sharing Equity Program were not considered in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2014, because the calculation was anti-dilutive.

—

At September 30, 2014 and 2013, the Company had 1,441,890 and 398,701 OP Units, respectively, outstanding.  The exchange into common shares associated with the OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

15.	SEGMENT INFORMATION

At September 30, 2014, the Company has two reportable operating segments, shopping centers and loan investments. Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard. Effective April 1, 2014, the Company’s equity method investment in the Brazil equity investment is no longer considered a reportable segment due to the Company’s sale of its entire ownership interest in SSB (Note 2). The operating segment information for the three- and nine-month periods ended September 30, 2013, has been restated to conform to the current presentation.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 13) (in thousands):

	Three-Month Period Ended September 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$250,507	$36		$250,543
Operating expenses(A)	(74,805)	—		(74,805)
Net operating income	175,702	36		175,738
Depreciation and amortization	(99,480)			(99,480)
Interest income		2,652		2,652
Other income (expense), net			$(2,758)	(2,758)
Gain on sale and change in control of interests, net	3,984			3,984
Unallocated expenses(B)			(77,443)	(77,443)
Equity in net income of joint ventures	3,620		—	3,620
Income from continuing operations				$6,313

	Three-Month Period Ended September 30, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$206,386	$14		$206,400
Operating expenses(A)	(68,986)	(75)		(69,061)
Net operating income (loss)	137,400	(61)		137,339
Depreciation and amortization	(70,015)			(70,015)
Interest income		6,692		6,692
Other income (expense), net			$(2,282)	(2,282)
Unallocated expenses(B)			(74,390)	(74,390)
Equity in net (loss) income of joint ventures	(660)		4,440	3,780
Income from continuing operations				$1,124

	Nine-Month Period Ended September 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$744,765	$164		$744,929
Operating expenses(A)	(234,427)	(51)		(234,478)
Net operating income	510,338	113		510,451
Depreciation and amortization	(302,901)			(302,901)
Interest income		8,937		8,937
Other income (expense), net			$(11,881)	(11,881)
Gain on sale and change in control of interests, net	87,814			87,814
Unallocated expenses(B)			(239,906)	(239,906)
Equity in net income of joint ventures	9,755		486	10,241
Impairment of joint venture investments	(9,100)			(9,100)
Income from continuing operations				$53,655
As of September 30, 2014:
Total gross real estate assets	$10,496,860			$10,496,860
Notes receivable, net(C)		$91,455	$(33,810)	$57,645

	Nine-Month Period Ended September 30, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$601,114	$29		$601,143
Operating expenses(A)	(196,217)	(376)		(196,593)
Net operating income (loss)	404,897	(347)		404,550
Depreciation and amortization	(198,609)			(198,609)
Interest income		20,365		20,365
Other income (expense), net			$(3,287)	(3,287)
Gain on sale and change in control of interests, net	1,066			1,066
Unallocated expenses(B)			(218,932)	(218,932)
Equity in net (loss) income of joint ventures	(7,677)		13,220	5,543
Income from continuing operations				$10,696
As of September 30, 2013:
Total gross real estate assets	$8,921,305			$8,921,305
Notes receivable, net(C)		$302,130	$(224,273)	$77,857

(A)

Includes impairment charges of $1.8 million and $9.2 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $18.9 million and $22.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

(B)	Unallocated expenses consist of general and administrative expenses, interest expense and tax expense as listed in the condensed consolidated statements of operations.
(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the condensed consolidated balance sheet.

16.	SUBSEQUENT EVENTS

In October 2014, a newly formed joint venture between a consolidated subsidiary of the Company and an affiliate of Blackstone acquired a portfolio of 71 shopping centers (“BRE DDR Retail Holdings III”), aggregating approximately 11.4 million square feet of owned-GLA for $1.93 billion.  DDR invested $19.6 million in common equity and $300.0 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $436.8 million and new financing of $800.0 million.  An affiliate of Blackstone owns 95% of the common equity of the joint venture and a consolidated subsidiary of DDR owns the remaining 5%.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of September 30, 2014, the Company’s portfolio consisted of 385 shopping centers (including 148 shopping centers owned through joint ventures) in which the Company had an economic interest. These properties consist of shopping centers and enclosed malls owned in the United States and Puerto Rico. At September 30, 2014, the Company owned approximately 106 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties. These amounts do not include 21 assets that the Company has a nominal interest in and has not managed since January 1, 2012.

The following provides an overview of the Company’s key financial metrics (see Funds From Operations (“FFO”) described later in this section) (in thousands, except per share amounts):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	$63,012	$(6,983)	$107,579	$(43,744)
FFO attributable to common shareholders	$110,804	$89,878	$278,743	$252,358
Operating FFO attributable to common shareholders	$106,215	$90,025	$308,188	$262,172
Earnings per share – Diluted	$0.17	$(0.02)	$0.30	$(0.14)

The increase in FFO for the three- and nine-month periods ended September 30, 2014, primarily is due to organic growth, the impact of power center acquisitions, as well as the reduction of the write-off of the original issuance costs from the redemption of the Company’s Class H Preferred Shares (as defined herein) and impairment charges on non-depreciable assets as compared to 2013, partially offset by asset dispositions and the sale of DDR’s entire interest in Sonae Sierra Brazil BV Sarl (“SSB”). The increase in net income primarily is due to the same factors impacting FFO as well as the gain on sale and change in control of interests related to the SSB sale in 2014.

Third Quarter 2014 Operating Results

During the third quarter of 2014, the Company continued to pursue opportunities to position itself for long-term growth. The Company continued strengthening the operations of its portfolio and recycling capital from asset sales into the acquisition of market-dominant power centers located in large and supply-constrained markets occupied by high credit quality retailers that cater to the consumer’s desire for value and convenience to improve portfolio quality. The Company continues to carefully consider opportunities that meet its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

Significant third quarter 2014 transactional activity included the following:

—	Acquired the remaining 95% interest in seven power centers from its existing joint venture with Blackstone (as defined below) for $375.5 million (the “Blackstone II Acquisition”);
—	Acquired one wholly-owned power center for $31.5 million and
—	Completed the disposition of $297.3 million of assets, of which DDR’s pro-rata share of the proceeds was $289.7 million.

In October 2014, a new unconsolidated joint venture between a consolidated subsidiary of the Company and an affiliate of The Blackstone Group L.P. (“Blackstone”), acquired a portfolio of 71 shopping centers in a transaction valued at $1.93 billion.

The Company also continued its trend of consistent internal growth and strong operating performance in the first nine months of 2014 as evidenced by the number of leases executed during the third quarter, the increase in the occupancy rate and the upward trend in the average annualized base rental rates.  All prior period metrics noted below have been adjusted to exclude the SSB assets.

—

The Company leased approximately 2.7 million square feet in the third quarter of 2014, including 148 new leases and 194 renewals for a total of 342 leases. For the nine months ended September 30, 2014, the Company leased approximately 8.8 million square feet, for a total of 1,084 leases, addressing a significant percentage of its 2014 lease expirations and other occupancy availability. At December 31, 2013, the Company had 961 leases expiring in 2014, totaling 5.8 million square feet of GLA.  As of November 1, 2014, approximately 0.6 million square feet of total GLA leases expiring in 2014 (or 11.6% of total average annualized base rent) remained.

—

The aggregate occupancy of the Company’s operating shopping center portfolio increased to 92.8% at September 30, 2014, as compared to 92.6% at December 31, 2013, and 92.1% at September 30, 2013.  In addition, the Company’s total portfolio average annualized base rent per square foot was $13.65 at September 30, 2014, as compared to $13.35 at December 31, 2013, and $13.19 at September 30, 2013.

•

The Company continued to execute both new leases and renewals at positive rental spreads which contributed to the increase in the average annualized base rent per square foot. At December 31, 2013, the Company had 961 leases expiring in 2014, with an average base rent per square foot of $13.53. For the comparable leases executed in the third quarter of 2014, the Company generated positive leasing spreads on a pro rata basis of 23.6% for new leases and 8.2% for renewals. The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

—

For new leases executed during the third quarter of 2014, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $2.88 per rentable square foot over the lease term. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Continuing Operations

Shopping center properties owned as of January 1, 2013, but excluding properties under development or redevelopment and those classified in discontinued operations, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Base and percentage rental revenues	$176,290	$141,243	$35,047
Recoveries from tenants	59,261	45,963	13,298
Fee and other income	14,992	19,194	(4,202)
Total revenues	$250,543	$206,400	$44,143

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Base and percentage rental revenues(A)	$521,648	$409,390	$112,258
Recoveries from tenants(B)	175,353	133,234	42,119
Fee and other income(C)	47,928	58,519	(10,591)
Total revenues	$744,929	$601,143	$143,786

(A)	The increase is due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$99.2
Comparable Portfolio Properties	12.0
Development or redevelopment properties	1.4
Straight-line rents	(0.3)
Total	$112.3

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio September 30,			Wholly-Owned Shopping Centers(1) September 30,			Joint Venture Shopping Centers September 30,
	2014		2013	2014		2013	2014		2013
Centers owned	385		431	237		225	148		206
Aggregate occupancy rate	92.8%		92.1%	93.4%		92.3%	91.5%		91.9%
Average annualized base rent per occupied square foot	$13.65	(2)	$14.00	$14.06	(3)	$13.34	$12.70	(2)	$14.81

(1)

For the nine months ended September 30, 2014 and 2013, the Comparable Portfolio Properties’ aggregate occupancy rate was 93.3% and 93.1%, respectively, and the average annualized base rent per occupied square foot was $13.83 and $13.07, respectively.

(2)

Decrease primarily as a result of the Company’s sale of its entire interest in SSB in April 2014. The combined shopping center and joint venture shopping center portfolios’ rates excluding the SSB assets at September 30, 2013, were $13.19 and $12.98, respectively.

(3)

Increase primarily due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of high quality power centers, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the impact of acquisition properties with higher recovery rates. Recoveries from tenants for all properties on a blended basis were approximately 90.6% and 89.7% of reimbursable operating expenses and real estate taxes for the nine-month periods ended September 30, 2014 and 2013, respectively.

(C)	Composed of the following (in millions):

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Management, development and other fee income	$23.7	$31.2	$(7.5)
Ancillary and other property income	18.8	20.7	(1.9)
Lease termination fees	4.1	6.2	(2.1)
Other	1.3	0.4	0.9
	$47.9	$58.5	$(10.6)

The decrease in management, development and other fee income for the nine-month period ended September 30, 2014, compared to the comparable period in 2013, largely is the result of a decrease in the number of properties held through unconsolidated joint ventures, which was 147 at September 30, 2014, as compared to 203 at September 30, 2013.

Expenses from Operations (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Operating and maintenance	$37,311	$33,107	$4,204
Real estate taxes	35,681	26,694	8,987
Impairment charges	1,813	9,260	(7,447)
General and administrative	19,540	19,246	294
Depreciation and amortization	99,480	70,015	29,465
	$193,825	$158,322	$35,503

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Operating and maintenance(A)	$109,448	$96,257	$13,191
Real estate taxes(A)	106,132	77,434	28,698
Impairment charges(B)	18,898	22,902	(4,004)
General and administrative(C)	58,878	59,123	(245)
Depreciation and amortization(A)	302,901	198,609	104,292
	$596,257	$454,325	$141,932

(A)	The changes for the nine-month period ended September 30, 2014, compared to the comparable period in 2013, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$16.6	$27.3	$98.7
Comparable Portfolio Properties	(2.0)	1.0	5.4
Development or redevelopment properties	(1.4)	0.4	0.2
	$13.2	$28.7	$104.3

The increase in depreciation expense for the Comparable Portfolio Properties is attributable to a combination of accelerated depreciation charges related to changes in the estimated useful life of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2013.

(B)

The Company recorded impairment charges during the three- and nine-month periods ended September 30, 2014 and 2013, related to its shopping center assets and land marketed for sale. These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 5.1% and 4.9% of total revenues, including total revenues of unconsolidated joint ventures and discontinued operations, for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Interest income	$2,652	$6,692	$(4,040)
Interest expense	(58,115)	(54,740)	(3,375)
Other income (expense), net	(2,758)	(2,282)	(476)
	$(58,221)	$(50,330)	$(7,891)

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Interest income(A)	$8,937	$20,365	$(11,428)
Interest expense(B)	(179,908)	(157,346)	(22,562)
Other income (expense), net(C)	(11,881)	(3,287)	(8,594)
	$(182,852)	$(140,268)	$(42,584)

(A)

The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.1% and 9.0% at September 30, 2014 and 2013, respectively. The decrease in the amount of interest income recognized in the first nine months of 2014 primarily is due to the repayment of a portion of a preferred equity investment in the fourth quarter of 2013.

(B)	The weighted-average debt outstanding and related weighted-average interest rates, including amounts allocated to discontinued operations, are as follows:

	Nine-Month Periods Ended September 30,
	2014	2013
Weighted-average debt outstanding (in billions)	$5.2	$4.5
Weighted-average interest rate	5.0%	5.0%

The weighted-average interest rate (based on contractual rates and excluding convertible debt accretion, fair market value of debt adjustments and deferred financing costs) was 4.8% at both September 30, 2014 and 2013.  The increase in the weighted-average debt outstanding is a result of the acquisition of power centers in 2013 and 2014.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $2.7 million and $6.6 million for the three- and nine-month periods ended September 30, 2014, respectively, as compared to $2.0 million and $6.8 million for the respective periods in 2013.  The Company ceases the capitalization of interest as assets are placed in service or upon the suspension of construction activities.

(C)	Other income (expense) was composed of the following (in millions):

	Nine-Month Periods Ended September 30,
	2014	2013
Transaction and other expenses, net(1)	$(9.7)	$(2.4)
Litigation-related expenses	(2.2)	(1.2)
Debt extinguishment gain, net	—	0.3
	$(11.9)	$(3.3)

(1)	The Company recorded a $7.3 million charge in 2014 as a result of a termination fee paid to a major tenant in connection with a redevelopment.

Other Items (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Equity in net income of joint ventures	$3,620	$3,780	$(160)
Gain on sale and change in control of interests, net	3,984	—	3,984
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	212	(404)	616

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Equity in net income of joint ventures(A)	$10,241	$5,543	$4,698
Impairment of joint venture investments(B)	(9,100)	—	(9,100)
Gain on sale and change in control of interests, net(C)	87,814	1,066	86,748
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,120)	(2,463)	1,343

(A)

The increase in equity in net income of joint ventures for the nine-month period ended September 30, 2014, compared to the comparable prior-year period, primarily is a result of gains recognized in 2014 from the sale of assets held in joint ventures and lower impairments recorded in 2014 as compared to 2013, partially offset by lower net income from the Company’s investment in SSB in 2014 related to the sale of its interest in the joint venture.  On April 28, 2014, the Company sold its entire investment in SSB (see 2014 Strategic Transaction Activity).

Through April 28, 2014, the Company had a 50% interest in SSB, which owned an approximate 66% interest in a publicly traded company headquartered in Sao Paulo, Brazil, Sonae Sierra Brasil S.A. (“Sonae Sierra Brasil”), and an indirect interest in the Parque Dom Pedro shopping center. The Company’s effective economic ownership in Sonae Sierra Brasil was 33%. SSB uses the functional currency of Brazilian real. The operating cash flow generated by this investment was generally retained by the joint venture and reinvested in the operation of the joint venture including ground-up developments and expansions in Brazil.  The weighted-average exchange rates used for recording the equity in net income into U.S. dollars were 2.26 for the Company’s ownership period in 2014 and 2.10 for the nine-month period ended September 30, 2013.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 12 “Impairment Charges and Impairment of Joint Venture Investments,” in the notes to the condensed consolidated financial statements included herein.

(C)

Represents the gains associated with the Blackstone II Acquisition in the third quarter of 2014 and the Company’s sale of its 50% interest in SSB in the second quarter of 2014. This gain excludes the release of $19.7 million of foreign currency translation from accumulated other comprehensive income in the second quarter of 2014.

Discontinued Operations (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Income (loss) from discontinued operations	$801	$(11,959)	$12,760
Gain on disposition of real estate, net of tax	57,105	8,701	48,404
	$57,906	$(3,258)	$61,164

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Loss from discontinued operations	$(5,590)	$(35,112)	$29,522
Gain on disposition of real estate, net of tax	74,287	7,240	67,047
	$68,697	$(27,872)	$96,569

The Company sold 23 shopping center properties, including two properties held for sale at December 31, 2013, during the nine-month period ended September 30, 2014, aggregating 3.7 million square feet.  In addition, the Company sold 39 properties in 2013, aggregating 2.9 million square feet.  Included in the reported loss from discontinued operations for the nine-month periods ended September 30, 2014 and 2013, is $8.1 million and $43.9 million, respectively, of impairment charges.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
Gain on disposition of real estate, net of tax	$2,262	$1,929	$333
Non-controlling interests	2,125	(170)	2,295
Net income (loss) attributable to DDR	68,606	(375)	68,981

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
Gain on disposition of real estate, net of tax(A)	$2,645	$347	$2,298
Non-controlling interests(B)	2,985	(556)	3,541
Net income (loss) attributable to DDR(C)	127,982	(17,385)	145,367

(A)

Amounts are generally attributable to the sale of land. The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

(B)

Change in non-controlling interests primarily is the result of the net gain/loss allocated to the minority partners related to the sale of land held for development in Russia in the third quarter of 2014 and the sale of a shopping center asset in the first quarter of 2014.

(C)

The increase in net income attributable to DDR for the nine-month period ended September 30, 2014, compared to the prior year comparable period, primarily is due to the Gain on Sale and Change in Control of Interests recorded as a result of the sale of the Company’s interest in SSB in the second quarter of 2014 and the Blackstone II Acquisition in the third quarter of 2014 as well as organic growth in operating results.

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

The Company believes that certain gains and charges recorded in its operating results are not reflective of its core operating performance. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO. Operating FFO is generally calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio. The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements. The adjustment for these charges and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a disclosure to improve the understanding of the Company’s operating results among the investing public, (ii) as a measure of a real estate asset’s performance, (iii) to influence acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

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

Reconciliation Presentation

FFO and Operating FFO attributable to DDR common shareholders were as follows (in millions):

	Three-Month Periods Ended September 30,
	2014	2013	$ Change
FFO attributable to DDR common shareholders	$110.8	$89.9	$20.9
Operating FFO attributable to DDR common shareholders	106.2	90.0	16.2

	Nine-Month Periods Ended September 30,
	2014	2013	$ Change
FFO attributable to DDR common shareholders(A)	$278.8	$252.4	$26.4
Operating FFO attributable to DDR common shareholders(B)	308.2	262.2	46.0

(A)

The increase in FFO for the nine-month period ended September 30, 2014, as compared to the comparable period in 2013, primarily was due to organic growth, the impact of power center acquisitions and the reduction of the write-off of the original issuance costs from the redemption of the Company’s 7.375% Class H cumulative redeemable preferred shares (“Class H Preferred Shares”) and impairment charges of non-depreciable assets as compared to 2013.  These factors were partially offset by the impact of asset dispositions as well as the sale of the Company’s interest in SSB.

(B)

The increase in Operating FFO for the nine-month period ended September 30, 2014, as compared to the comparable period in 2013, primarily was due to the same factors impacting FFO for the nine-month period.

The Company’s reconciliation of net income (loss) attributable to DDR common shareholders to FFO attributable to DDR common shareholders and Operating FFO attributable to DDR common shareholders is as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to DDR common shareholders(A), (B)	$63.0	$(7.0)	$107.6	$(43.7)
Depreciation and amortization of real estate investments	99.5	72.5	304.3	207.5
Equity in net income of joint ventures	(3.6)	(3.8)	(10.2)	(5.5)
Joint ventures' FFO(C)	8.4	12.7	24.5	37.1
Non-controlling interests (OP Units)	0.2	0.1	0.5	0.2
Impairment of depreciable real estate assets, net of non-controlling interests	0.4	24.1	11.9	64.2
Gain on disposition of depreciable real estate	(57.1)	(8.7)	(159.8)	(7.4)
FFO attributable to DDR common shareholders	$110.8	$89.9	$278.8	$252.4
Non-operating items, net(D)	(4.6)	0.1	29.4	9.8
Operating FFO attributable to DDR common shareholders	$106.2	$90.0	$308.2	$262.2
(A)	Includes the following deductions from net income (loss) (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Write-off of preferred shares original issuance costs	$—	$—	$1.9	$5.2
Preferred dividends	5.6	6.6	18.5	21.1
(B)	Straight-line rental revenue and straight-line ground rent expense, including discontinued operations, were as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Straight-line rental revenue	$1.5	$1.2	$4.0	$4.3
Straight-line ground rent expense	(0.2)	(0.3)	(0.8)	(0.9)
(C)

At September 30, 2014 and 2013, the Company had an economic investment in unconsolidated joint venture interests related to 147 and 203 operating shopping center properties, respectively. These joint ventures represent the investments in which the Company was recording its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to unconsolidated joint ventures(1)	$(0.2)	$(57.9)	$1.2	$(140.5)
Depreciation and amortization of real estate investments	35.5	58.6	118.0	180.9
Impairment of depreciable real estate assets	11.1	21.9	11.7	66.4
(Gain) loss on disposition of depreciable real estate, net	(8.5)	21.2	(31.9)	26.7
FFO	$37.9	$43.8	$99.0	$133.5
FFO at DDR's ownership interests(2)	$8.4	$12.7	$24.5	$37.1
Operating FFO at DDR's ownership interests(D)	$8.4	$12.3	$24.6	$36.4
(1)	Revenues include the following (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Straight-line rents	$0.3	$0.9	$2.4	$2.8
DDR's proportionate share	—	0.1	0.5	0.5
(2)	FFO at DDR ownership interests considers the impact of basis differentials.
(D)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three- and nine-month periods ended September 30, 2014 and 2013 (in millions). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Impairment charges – non-depreciable consolidated assets	$1.4	$—	$15.1	$2.6
Other (income) expense, net(A)	2.8	2.4	12.1	4.0
Equity in net (income) loss of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	—	(0.4)	0.1	(0.7)
Impairment of joint venture investments on non-depreciable assets(B)	—	—	9.1	—
Gain on sale and change in control of interests, net	(4.0)	—	(4.0)	(1.1)
Gain on disposition of non-depreciable real estate, net of non-controlling interests and foreign currency	(4.8)	(1.9)	(4.9)	(0.2)
Write-off of preferred shares original issuance costs(B)	—	—	1.9	5.2
Total adjustments from FFO to Operating FFO	$(4.6)	$0.1	$29.4	$9.8
FFO attributable to DDR common shareholders	110.8	89.9	278.8	252.4
Operating FFO attributable to DDR common shareholders	$106.2	$90.0	$308.2	$262.2

(A)	Amounts included in other income/expense are detailed as follows (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Transaction and other (income) expense, net	$1.6	$2.0	$9.9	$3.1
Litigation-related expenses	1.2	0.4	2.2	1.2
Debt extinguishment gain, net	—	—	—	(0.3)
	$2.8	$2.4	$12.1	$4.0
(B)	Amount agrees to the face of the condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase, refinance or otherwise restructure long-term debt for strategic reasons or to further strengthen the financial position of the Company. In the first nine months of 2014, the Company continued to strategically allocate cash flow from operating, investing and financing activities.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of up to $750 million, and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level. The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 115 basis points at September 30, 2014, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2014, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2014 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The following information summarizes the availability under the Revolving Credit Facilities at September 30, 2014 (in millions):

Cash and cash equivalents	$134.3
Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(23.5)
Letters of credit	(10.9)
Borrowing capacity available	$780.6

In June 2013, the Company entered into agreements for the future issuance of up to $250.0 million of common shares under a continuous equity program. This program replaced any previous continuous equity program maintained by the Company. As of October 31, 2014, the Company had $234.6 million of its common shares available for future issuance under its continuous equity program.

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

At September 30, 2014, there were no unsecured debt maturities until May 2015 and no consolidated mortgage maturities until September 2015. In July, 2014, the Company repaid $304.2 million of secured mortgage indebtedness, which was scheduled to mature in October 2014.

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

Unconsolidated Joint Ventures

The Company’s unconsolidated joint venture mortgage debt attributable to the Coventry II Fund assets that had matured and was past due at September 30, 2014, or was maturing in 2014 (see Off-Balance Sheet Arrangements, Coventry II Fund and Note 8 “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein), was $61.1 million at September 30, 2014 (of which the Company’s proportionate share was $7.9 million).

At September 30, 2014, the Company’s remaining unconsolidated joint venture mortgage debt maturing in 2014 was $135.4 million (of which the Company’s proportionate share was $27.1 million) and is all attributable to one joint venture arrangement.  At September 30, 2014, this joint venture had $11.5 million in escrow with the lender generated from previous asset sales restricted to repay a portion of the mortgage upon maturity.  The Company expects the joint venture to use the escrow funds as well as proceeds from the sale of the remaining assets to repay the mortgage upon maturity.  No assurance can be provided that this obligation will be repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends. This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2014	2013
Cash flow provided by operating activities	$315,425	$276,678
Cash flow provided by (used for) investing activities	310,407	(395,509)
Cash flow (used for) provided by financing activities	(577,681)	122,941

Operating Activities: The change in cash flow provided by operating activities for the nine-month period ended September 30, 2014, as compared to the comparable period in 2013, primarily was due to additional cash flow from acquired properties and changes in accounts payable and accrued expenses.

Investing Activities: The change in cash flow provided by investing activities for the nine-month period ended September 30, 2014, as compared to the comparable period in 2013, primarily was due to proceeds received from the sale of assets, mainly from the Company’s 50% interest in SSB and a change in restricted cash (capital improvements) activity associated with the repayment of mortgage debt.

Financing Activities: The change in cash flow used for financing activities for the nine-month period ended September 30, 2014, as compared to the comparable period in 2013, primarily was due to an increase in overall debt repayment activity and a decrease in proceeds from the issuance of common shares, preferred shares and senior notes.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $185.4 million for the nine-month period ended September 30, 2014, as compared to $150.3 million for the same period in 2013. Because actual distributions were greater than 100% of taxable income, federal income taxes have not been incurred by the Company thus far during 2014.

The Company declared a quarterly dividend of $0.155 per common share for each of the first three quarters of 2014. The Board of Directors of the Company will continue to monitor the 2014 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow, while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2014 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets to achieve long-term growth and value creation.

Acquisitions

BRE DDR Retail Holdings III

In October 2014, a newly formed joint venture between a consolidated subsidiary of the Company and an affiliate of Blackstone acquired 71 shopping centers (“BRE DDR Retail Holdings III”), aggregating 11.4 million square feet of owned-GLA for $1.93 billion.  DDR invested $19.6 million in common equity and $300 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $436.8 million and new financing of $800.0 million.  An affiliate of Blackstone owns 95% of the common equity of the joint venture and a consolidated subsidiary of DDR owns the remaining 5%.  DDR will provide customary leasing and management services and has the right of first offer to acquire 10 of the assets under specified conditions consistent with past transactions with Blackstone.

Blackstone II Acquisition

In September 2014, the Company acquired sole ownership of a portfolio of seven power centers owned by BRE DDR Retail Holdings II, a joint venture with Blackstone (“Blackstone II Acquisition”).  The transaction was valued at $395.3 million at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $233.3 million of mortgage debt, at face value, of which $28.0 million was repaid upon closing.  In addition, $31.2 million of the preferred equity interest previously funded by the Company was repaid upon closing.  The Company accounted for this transaction as a step acquisition.  Due to the change in control that occurred, the Company recorded a Gain on Sale and Change in Control of Interests of $4.0 million related to the difference between the Company’s carrying value and fair value of the previously held equity interest.

Additional Acquisitions

During the nine-month period ended September 30, 2014, the Company acquired five power center assets (Colorado Springs, Colorado; Roseville, California; Cincinnati, Ohio; Chicago, Illinois and Philadelphia, Pennsylvania) with a combined GLA of 1.3 million square feet for a gross purchase price of $299.9 million.  The Company assumed $48.4 million of mortgage debt at a fair value of $50.8 million in connection with these acquisitions and issued 1.0 million Operating Partnership Units (“OP Units”) valued at $17.9 million at closing.

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

Other Dispositions

During the nine-month period ended September 30, 2014, the Company sold 23 shopping center properties aggregating 3.7 million square feet and other consolidated non-income producing assets for an aggregate sales price of $439.8 million.  The Company recorded a net gain of $76.9 million, which excludes the impact of an aggregate $80.7 million in related impairment charges that were recorded in prior periods related to the assets sold in 2014.  One of the land parcels sold was the entire acreage of land held for development in Russia.  As such, the Company no longer has any investments in Russia.

During the nine-month period ended September 30, 2014, the Company’s unconsolidated joint ventures sold assets generating gross proceeds of $106.1 million, of which the Company’s proportionate share was $21.1 million.  For the 2014 disposition activity, a net gain of $32.1 million was recorded by the joint ventures, of which the Company’s proportionate share was $7.7 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth potential assets into the acquisition of higher quality assets with long-term growth potential.  The Company has been marketing certain assets for sale that do not meet the Company’s current business strategy.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  Accordingly, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Development Opportunities

The Company and its joint venture partners will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.

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

The Company’s consolidated land holdings are classified in two separate line items on the condensed consolidated balance sheets included herein, (i) Land and (ii) Land Held for Development and Construction in Progress.  At September 30, 2014, the $2.3 billion of Land classified on the Company’s balance sheet primarily consists of land that is part of its operating shopping center portfolio.  However, this amount also includes a small portion of vacant land comprised primarily of outlots or expansion pads adjacent to the operating shopping center properties.  Approximately 169 acres of this land, which has a recorded cost basis of approximately $11 million, is available for future development.

Included in Land Held for Development and Construction in Progress at September 30, 2014, are $163.1 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or has not yet commenced. The Company estimates that if it proceeded with the development of these sites, approximately 2.0 to 3.0 million square feet of GLA could be developed.  Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects.  However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Developments and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested approximately $286.7 million in various development and redevelopment projects at September 30, 2014, and expects to bring between $250 million to $300 million of investments in service in 2014, on a net basis, after deducting sales proceeds from outlot sales.  The investments placed in service include approximately $100 million of costs associated with the Chicago, Illinois location that was acquired in June 2014.  The Company’s unconsolidated joint ventures do not have any significant development or redevelopment projects underway.

The current significant consolidated development projects are as follows:

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA (Thousands)	Estimated Gross Cost (Millions)	Estimated Net Cost (Millions)	Net Cost Incurred at September 30, 2014 (Millions)
Chicago, Illinois (The Maxwell)	2Q14	240.1	$118.4	$118.4	$115.9
Orlando, Florida (Lee Vista)	4Q15	367.1	102.5	100.8	28.0
Seabrook, New Hampshire (Seabrook Town Center)	2Q14	173.2	109.4	89.5	76.9
New Haven, Connecticut (Guilford Commons)	4Q15	130.2	62.7	62.7	25.1
Merriam, Kansas (Merriam Village)	3Q14	60.0	22.1	20.2	15.9
Total		970.6	$415.1	$391.6	$261.8

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  At September 30, 2014, the Company’s significant consolidated redevelopment projects are as follows:

Location	Owned GLA Subject to Redevelopment (Thousands)	Total GLA Subject to Redevelopment (Thousands)	Estimated Gross Cost (Millions)	Cost Incurred at September 30, 2014 (Millions)
Bayamon, Puerto Rico (Plaza Del Sol)	88.5	88.5	$27.7	$26.7
Plant City, Florida (Lake Walden Square)	119.9	126.9	17.4	11.8
Phoenix, Arizona (Ahwatukee Foothills Town Center)	203.6	203.6	14.4	9.3
Chester, Virginia (Bermuda Square)	62.8	129.5	13.7	4.6
Fajardo, Puerto Rico (Plaza Fajardo)	36.3	36.3	8.8	8.2
Columbia, South Carolina (Harbison Court)	47.1	47.1	8.6	5.8
Schaumburg, Illinois (Woodfield Village Green)	12.7	12.7	5.0	4.8
Brandon, Florida (Lake Brandon Plaza)	35.7	35.7	2.8	1.9
Total	606.6	680.3	$98.4	$73.1

For redevelopment assets completed in 2013 and in the first nine months of 2014, the assets placed in service were completed at approximately $136 cost per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties, one development project and one management company.  Such arrangements are generally with institutional investors located throughout the United States.

The unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) at September 30, 2014, are as follows (in order of gross asset book value):

Unconsolidated Real Estate Ventures	Effective Ownership Percentage(A)	Assets Owned in Several States	Company-Owned Square Feet (Millions)	Total Debt (Millions)
DDRTC Core Retail Fund, LLC	15.0%	26 shopping centers	8.4	$815.0
DDR Domestic Retail Fund I	20.0%	57 shopping centers	8.0	920.3
DDR-SAU Retail Fund, LLC	20.0%	27 shopping centers	2.4	177.7
(A)	Ownership may be held through different investment structures. Percentage ownerships are subject to change, as certain investments contain promoted structures.

The Company also has a preferred equity investment aggregating $38.6 million at September 30, 2014, with an annual interest rate of 10% from a joint venture with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.6 billion and $4.2 billion at September 30, 2014 and 2013, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.  In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $5.0 million at September 30, 2014.

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

The Company has interests in consolidated and unconsolidated joint ventures that own real estate assets in Canada.  The net assets of these subsidiaries are exposed to volatility in currency exchange rates.  As such, the Company uses non-derivative financial instruments to hedge this exposure.  The Company manages currency exposure related to the net assets of the Company’s Canadian subsidiaries primarily through foreign currency-denominated debt agreements into which the Company enters.  Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign currency-denominated debt obligations.

Coventry II Fund

At September 30, 2014, the Company maintained several investments with the Coventry II Fund.  The Company co-invested approximately 20% in each joint venture.  The Company’s management and leasing agreements with the joint ventures expired according to their terms on December 31, 2011, and the Company decided not to renew these agreements.  The Company and the Coventry II Fund have been parties to certain litigation (see Note 8, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein).  On October 10, 2014, the Company and Coventry entered into a settlement agreement.  The agreement, which is subject to various contingencies, provides for mutual releases of all claims and the dismissal of the pending litigation.

As of September 30, 2014, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $1.1 million.  In addition, the Company advanced $66.9 million of financing that is reserved in full (the “Bloomfield Loan”).  The asset owned by Coventry II DDR Westover LLC was sold in March 2014 for an aggregate gain of $16.8 million, of which the Company’s share was $4.1 million.  In addition, in the first nine months of 2014, an asset in Chicago, Illinois was foreclosed by the lender and two assets owned by the Service Holdings LLC joint venture were sold.  The Company had previously written down its investment to zero in these three assets.  The Company does not anticipate expending a significant amount of funds pursuant to the terms of the settlement agreement or to address ongoing operational needs.

A summary of the Coventry II Fund investments as of September 30, 2014, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at September 30, 2014
Coventry II DDR Bloomfield LLC	Detroit, Michigan	$21.9	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Orange County, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.3	(B)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	65.2
Coventry II DDR Totem Lakes LLC	Seattle, Washington	27.5	(B), (D)
Service Holdings LLC	17 retail sites in several states	66.4	(B), (C), (D)
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

(B)	As of October 31, 2014, lenders were managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of October 31, 2014, these loans were in default and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

FINANCING ACTIVITIES

In the first nine months of 2014, the Company issued 0.7 million common shares at a weighted-average price of $17.81 per share, through the use of the Company’s continuous equity program, generating net proceeds of $11.8 million, to partially fund the acquisition of power centers (see Liquidity and Capital Resources and Sources and Uses of Capital).

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

CAPITALIZATION

At September 30, 2014, the Company’s capitalization consisted of $5.2 billion of debt, $350.0 million of preferred shares and $6.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $16.73, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2014).  The debt to total market capitalization ratio was 0.45 to 1.0 at September 30, 2014, as compared to the ratio of 0.46 to 1.0 at September 30, 2013.  The closing price of the common shares on the New York Stock Exchange was $15.71 at September 30, 2013.  The Company’s total debt consisted of the following (in billions):

	At September 30,
	2014	2013
Fixed-rate debt(A)	$4.8	$4.3
Variable-rate debt	0.4	0.3
	$5.2	$4.6
(A)

Includes $530.4 million and $631.8 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2014 and 2013, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of September 30, 2014, there were no unsecured maturities until May 2015 and no consolidated mortgage maturities until September 2015.

At September 30, 2014, the Company had letters of credit outstanding of $31.6 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which was collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $28.6 million for its consolidated properties at September 30, 2014.  These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be cancelled upon 30 to 60 days’ notice without penalty.  At September 30, 2014, the Company had purchase order obligations, typically payable within one year, aggregating approximately $8.5 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have strong store opening plans for the remainder of 2014 and 2015.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was 8.8 million square feet of space for both new leases and renewals for the first nine months of 2014.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base with only two tenants exceeding 3.0% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.4% and Walmart at 3.2%).  Other significant tenants include Target, Kohl’s, Bed Bath & Beyond, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company believes these tenants should continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at September 30, 2014, as evidenced by the increase in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was at 92.8% at September 30, 2014, as compared to 92.1% at September 30, 2013.  The Company continues to sign new leases at rental rates that have reflected consistent growth on an annual basis.

The total portfolio average annualized base rent per occupied square foot, excluding the results of SSB, was $13.65 at September 30, 2014, as compared to $13.35 at December 31, 2013, and $13.19 at September 30, 2013.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of power centers with higher growth potential as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the third quarter of 2014 for the U.S. portfolio was only $2.88 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

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
—

The Company may not realize anticipated returns from real estate assets outside the contiguous United States, which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition. The Company owns significant assets in Puerto Rico and an interest in consolidated joint ventures that were formed to develop and own properties in Canada;

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
The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt(A)	$4,816.4	4.2	5.1%	92.0%	$4,967.9	4.7	4.9%	93.8%
Variable-Rate Debt(A)	$419.6	3.1	1.7%	8.0%	$326.8	3.9	1.7%	6.2%
(A)	Adjusted to reflect the $530.4 million and $631.4 million of variable-rate debt that LIBOR was swapped to at a fixed-rate of 1.3% at September 30, 2014 and December 31, 2013, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	September 30, 2014				December 31, 2013
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,028.6	$394.1	3.2	5.5%	$2,504.2	$454.3	3.7	5.6%
Variable-Rate Debt	$543.9	$85.3	2.1	3.6%	$778.4	$175.8	5.3	8.2%

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

The interest rate risk on a portion of the Company’s variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At September 30, 2014 and December 31, 2013, the interest rate on the Company’s $530.4 million and $631.4 million, respectively, consolidated floating rate debt was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $530.4 million and $631.4 million of variable-rate debt that was swapped to a fixed rate at September 30, 2014 and December 31, 2013, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2014 and December 31, 2013, is summarized as follows (in millions):

	September 30, 2014					December 31, 2013
	Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates		Carrying Value	Fair Value		100 Basis Point Increase in Market Interest Rates
Company's fixed-rate debt	$4,816.4	$5,087.0	(A)	$4,904.1	(B)	$4,967.9	$5,226.7	(A)	$4,958.4	(B)
Company's proportionate share of joint venture fixed-rate debt	$394.1	$407.7		$396.8		$454.3	$467.3		$454.1
(A)	Includes the fair value of Swaps, which was a liability of $2.7 million, net, and $3.2 million, net, at September 30, 2014 and December 31, 2013, respectively.
(B)	Includes the fair value of Swaps, which was an asset of $11.7 million, net, and $15.5 million, net, at September 30, 2014 and December 31, 2013, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates on variable-rate debt at September 30, 2014, would result in an increase in interest expense of approximately $3.1 million for the Company and $0.6 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine-month period ended September 30, 2014.  The estimated increase in interest expense for the period does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2014, the Company had no other material exposure to market risk.

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

During the three-month period ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
July 1 – 31, 2014	114,454	$17.68	—	—
August 1 – 31, 2014	1,437	17.65	—	—
September 1 – 30, 2014	—	—	—	—
Total	115,891	$17.68	—	—
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

101.INS	XBRL Instance Document [2]

101.SCH	XBRL Taxonomy Extension Schema Document [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended September 30, 2014 and 2013, (iv) Consolidated Statement of Equity for the Nine-Month Period Ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014 and 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 7, 2014

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