Form 10-K
period 2014-12-31
DDR CORP
filed 2015-02-26
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014, was $5.3 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

360,847,935 common shares outstanding as of February 17, 2015

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2015 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor.  The Company manages substantially all of the Portfolio Properties as defined herein.  At December 31, 2014, the Company owned and managed more than 118 million total square feet of gross leasable area (“GLA”).

Financial Information About Industry Segments

See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 17, 2015, consisted of 413 shopping centers (including 189 centers owned through joint ventures) and more than 1,100 acres of undeveloped land (of which approximately 90 acres are owned through unconsolidated joint ventures).  The shopping centers and land are collectively referred to as the “Portfolio Properties.”  The shopping center properties consist of shopping centers, and to a lesser extent, enclosed malls and lifestyle centers.  From January 1, 2012, to February 17, 2015, the Company acquired 144 shopping centers (48 of which were acquired from unconsolidated joint ventures and 83 of which were acquired by two unconsolidated joint ventures) aggregating 30.5 million square feet of Company-owned GLA for an aggregate purchase price of $5.5 billion.  From January 1, 2012 to February 17, 2015, the Company sold 178 shopping centers (including 73 properties owned through unconsolidated joint ventures) aggregating 22.2 million square feet of Company-owned GLA for an aggregate sales price of $1.9 billion.  In 2014, the Company sold its entire investment in 10 assets in Brazil for an aggregate sales price of $343.6 million.  At December 31, 2014, the Company had 11 wholly-owned assets under development and/or redevelopment.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,		Wholly-Owned Shopping Centers December 31,			Joint Venture Shopping Centers December 31,
	2014	2013	2014		2013	2014	2013
Centers owned	415	416	226		243	189	173
Aggregate occupancy rate	93.5%	92.2%	93.9%		93.1%	92.8%	90.5%
Average annualized base rent per occupied square foot(A)	$13.91	$14.18	$14.22	(B)	$13.59	$13.38	$15.23

(A)

Decrease primarily as a result of the Company’s sale of its interest in all of the assets in Brazil.  The combined shopping center portfolio and joint venture shopping center rates, excluding the assets in Brazil at December 31, 2013, were $13.35 and $12.84, respectively.

(B)

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

The Company’s strategic objective is to invest in market-dominant power centers located in large and supply-constrained markets occupied by high credit quality retailers that cater to the consumer’s desire for value and convenience and drive increases in asset value over the long term.  The Company will also seek to selectively acquire its partners’ economic interest in assets currently held by joint ventures.  In addition to transactional activity, growth opportunities include continued leasing efforts within the current portfolio at positive rental spreads, selective ground-up development and a redevelopment pipeline.  The Company may continue to pursue the disposition of certain real estate assets that are not likely to generate superior growth and recycle the proceeds to reinvest in power centers.

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

•

Fund acquisitions of power centers and new investments with at least 50% of the value financed through new common equity and proceeds from non-core asset sales; consistent with the commitment to lower leverage;

•

Focus on growth and value creation within the portfolio through strategic leasing, re-tenanting and redevelopment of the Company’s portfolio to be the preeminent landlord to the world’s most successful retailers.  These strategic opportunities include small shop consolidation to accommodate high credit quality national and regional tenants, as well as downsizing of junior anchors in order to enhance the merchandising mix of the assets, provide retailers with the preferred footprint and generate higher blended rents;

•	Continue leasing strategy of enhancing tenant relationships at a high level through the Company’s national account program and increasing occupancy with high-quality tenants;
•

Continue to dedicate Company resources to proactively identifying and recapturing prime units occupied by weak retailers to take advantage of the retailers’ increase in flexibility in terms of size, configuration and location;

•

Continue to focus on balance sheet improvement and lowering the Company’s cost of capital achieved through lowering leverage, maintaining a balanced debt maturity profile, extending debt duration, and improving the Company’s credit ratings and

•	Continue to dedicate resources to develop and retain top talent at all levels of the organization to maintain the Company’s position as an industry leader related to human capital management.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Walmart, Bed Bath & Beyond, PetSmart and Kohl’s, representing 3.5%, 3.3%, 3.0%, 2.8% and 2.3%, respectively, at December 31, 2014, of the Company’s aggregate annualized base rental revenues.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2014, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”) and its taxable activity in Puerto Rico, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of February 17, 2015, the Company employed 589 full-time individuals including executive, administrative and field personnel.  The Company considers its relations with its personnel to be good.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.ddr.com.  The Company uses its Investor Relations website (http://www.ddr.com) as a channel for routine distribution of important information, including news releases, analyst presentations and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s Investor Relations website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

Item 1A.	RISK FACTORS

The risks described below could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows.  These risks are not the only risks the Company faces.  The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate;
•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area;
•	The attractiveness of the properties to tenants;
•	Competition from other available space;
•	The increase in consumer purchases through the Internet;
•	The Company’s ability to provide adequate management services and to maintain its properties;
•	Increased operating costs, if these costs cannot be passed through to tenants and
•	The expense of periodically renovating, repairing and reletting spaces.

Because the Company’s properties consist primarily of shopping centers, the Company’s performance is linked to general economic conditions in the market for retail space.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector and the excess amount of retail space in a number of markets.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.  The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2014, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies	3.5%
Walmart	3.3%
Bed Bath & Beyond	3.0%
PetSmart	2.8%
Kohl's	2.3%
Best Buy	2.1%
Dick's Sporting Goods	1.8%
Ross Stores	1.8%
Michaels	1.7%
Gap	1.6%
Office Depot	1.6%
AMC Theatres	1.5%

The retail shopping sector has been affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

As information becomes available regarding the status of the Company’s leases with tenants in financial distress or as the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods.  The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants.  In addition, the Company’s results could be adversely affected if any of these tenants do not renew their leases as they expire.

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2014, the Company had outstanding debt of $5.2 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $503.5 million as of December 31, 2014).  The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness).  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Disruptions in the Financial Markets Could Affect the Company’s Ability to Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions over the last few years, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of certain types of financing.  Uncertainty in the equity and credit markets may negatively affect the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain new financing or make acquisitions.  These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

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

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company.  The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry.  Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide not to rate the publicly traded debt at its sole discretion.  The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date.  A negative change in the Company’s rating could have an adverse effect on the Company’s revolving credit facilities and market price of the Company’s publicly traded debt as well as the Company’s ability to access capital and its cost of capital.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than temporary decline.  As of December 31, 2014, the Company had $414.8 million of investments in and advances to unconsolidated joint ventures holding 188 operating shopping centers.

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

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations.  The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control.  Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain.  Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification.  Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT.  If the Company fails to qualify as a REIT in any tax year, the following would result:

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

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business.  Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings.  An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations.  Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares.  For a further discussion of litigation risks, see “Legal Matters” in Note 9—Commitments and Contingencies to the Consolidated Financial Statements.

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

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters.  Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes.  In addition, many of the Company’s properties are located in coastal regions, including 15 properties located on the island of Puerto Rico as of February 17, 2015, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company’s Investments in Real Estate Assets Outside the Continental United States May Be Subject to Additional Risks

Investments and operations outside the continental United States generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014.  The Company currently has investments in consolidated and unconsolidated joint ventures with real estate assets outside the continental United States, including Puerto Rico, and may increase its investment in real estate in jurisdictions outside the continental United States in the future.  The Company may not realize the intended benefits of these investments due to the uncertainty of foreign or novel laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the Company’s ability to own property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions.

In addition, financing may not be available at acceptable rates outside, and equity requirements may be different from the Company’s strategy in, the continental United States.  Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

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

The Company May Be Unable to Retain and Attract Key Management Personnel

The Company may be unable to retain and attract talented executives.  In the event of the loss of key management personnel to competitors, or upon unexpected death, disability or retirement, the Company may not be able to find replacements with comparable skill, ability and industry expertise.  The Company’s operating results and financial condition could be materially and adversely affected until suitable replacements are identified and retained, if at all.

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

The Company Faces Risks Relating to Cybersecurity Attacks, Loss of Confidential Information and Other Business Disruptions.

The Company’s business is at risk from and may be impacted by cybersecurity intrusions, including unintentional and intentional attempts to gain unauthorized access to confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to the Company’s information technology systems to more sophisticated and coordinated security threats.  While the Company employs a number of measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of the Company’s tenants, employees and third party vendors and temporarily disrupt the efficiency of our business operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2014, the Portfolio Properties included 415 shopping centers (including 189 centers owned through joint ventures).  The shopping centers consist of 405 community shopping centers and 10 enclosed malls and lifestyle centers.  At December 31, 2014, the Portfolio Properties also included more than 1,100 acres of undeveloped land, primarily development sites and parcels, located adjacent to certain of the shopping centers.  At December 31, 2014, the Portfolio Properties aggregated 87.3 million square feet of Company-owned GLA (118.1 million square feet of total GLA) located in 41 states, plus Puerto Rico.  These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, Ohio and North Carolina, as well as Puerto Rico.  The Company also owns an interest in two land parcels in Canada.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Walmart, Kohl’s or Target).  The properties often include discounters, warehouse clubs, dollar stores and specialty grocers as additional anchors or tenants.  The tenants of the shopping centers typically cater to the consumer’s desire for value and convenience and offer day-to-day necessities rather than high-priced luxury items.  As one of the nation’s largest owners and operators of shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in its shopping centers.

At December 31, 2014, community shopping centers made up the largest portion of the Company’s portfolio, constituting 83.5 million square feet (95.6% of Company-owned GLA), while enclosed malls and lifestyle centers accounted for 3.8 million square feet (4.4% of Company-owned GLA).  At December 31, 2014, the average annualized base rent per square foot of Company-owned GLA of the Company’s 226 wholly-owned shopping centers was $14.22.  For the 189 shopping centers owned through joint ventures, average annualized base rent per square foot was $13.38 at December 31, 2014.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2014, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Company Fundamentals of this Annual Report on Form 10-K.  In addition, as of December 31, 2014, unless otherwise indicated, with respect to the 415 shopping centers:

•	156 of these properties are anchored by a Walmart, Kohl’s or Target store;
•

These properties range in size from approximately 10,000 square feet to approximately 1,500,000 square feet of total GLA (with 234 properties exceeding 200,000 square feet of total GLA, of which 103 properties exceed 400,000 square feet of total GLA);

•

78.6% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, 7.9% is leased to regional tenants and 7.0% is leased to local tenants;

•

93.5% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2014.  With respect to the properties owned by the Company, including its unconsolidated joint ventures, as of December 31 in each of the last five years beginning with 2010, between 88.4% and 93.5% of the aggregate Company-owned GLA of these properties was occupied and

•	The Company had 11 wholly-owned assets under development and/or redevelopment.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2024 at the Company’s 226 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2015	514	3,535	$54,537	$15.43	7.0%	8.2%
2016	674	5,900	87,137	14.77	11.7%	13.2%
2017	640	6,541	89,028	13.61	12.9%	13.5%
2018	675	6,521	96,023	14.72	12.9%	14.5%
2019	528	6,877	89,660	13.04	13.6%	13.6%
2020	253	3,326	45,420	13.66	6.6%	6.9%
2021	199	3,227	39,560	12.26	6.4%	6.0%
2022	208	3,091	42,649	13.80	6.1%	6.4%
2023	203	3,009	40,087	13.32	5.9%	6.1%
2024	198	2,318	35,166	15.17	4.6%	5.3%
Total	4,092	44,345	$619,267	$13.97	87.7%	93.7%

The following table shows the impact of tenant lease expirations at the joint venture level through 2024 at the Company’s 189 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2015	373	1,524	$24,186	$15.87	5.1%	6.6%
2016	511	3,812	49,252	12.92	12.8%	13.5%
2017	489	3,475	47,935	13.79	11.6%	13.2%
2018	459	3,534	51,802	14.66	11.8%	14.2%
2019	381	3,639	49,846	13.70	12.2%	13.7%
2020	147	2,224	25,661	11.54	7.5%	7.1%
2021	114	1,870	25,497	13.63	6.3%	7.0%
2022	116	1,821	21,573	11.85	6.1%	5.9%
2023	97	1,930	21,285	11.03	6.5%	5.8%
2024	95	1,167	16,633	14.26	3.9%	4.6%
Total	2,782	24,996	$333,670	$13.35	83.8%	91.6%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Alabama
1	Birmingham, AL	Brook Highland Plaza	Fee		2003	1994	100.0%	549	$4,107	$9.00	Big Lots, Books-A-Million, Dick's Sporting Goods, HomeGoods, Lowe's, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market, Stein Mart
2	Birmingham, AL	River Ridge	Fee	(3)	2001	2007	15.0%	172	$2,668	$16.15	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
3	Birmingham, AL	Riverchase Promenade	Fee		1989	2007	100.0%	120	$1,782	$15.33	2nd & Charles (Not Owned), Jo-Ann, Toys "R" Us (Not Owned)
4	Huntsville, AL	Valley Bend	Fee	(3)	2002	2014	5.0%	425	$5,875	$13.95	Barnes & Noble, Bed Bath & Beyond, Carmike Cinemas (Not Owned), Dick's Sporting Goods, Hobby Lobby, Kohl's (Not Owned), Marshalls, Ross Dress for Less, Target (Not Owned)
5	Huntsville, AL	Westside Centre	Fee	(3)	2002	2007	15.0%	480	$4,657	$12.28	Big Lots, Dick's Sporting Goods, hhgregg, Marshalls, Michaels, Ross Dress for Less, Stein Mart, Target (Not Owned)
6	Northport, AL	Big Lots & Tractor Supply	Fee	(3)	1992	2014	5.0%	58	$285	$4.91	Big Lots, Tractor Supply Company
7	Oxford, AL	Oxford Exchange	Fee	(3)	2006	2014	5.0%	334	$3,907	$12.05	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, Sam's Club (Not Owned), T.J. Maxx, Target (Not Owned)
8	Tuscaloosa, AL	McFarland Plaza	Fee	(3)	1999	2007	15.0%	199	$1,663	$8.55	Michaels, OfficeMax, Ross Dress for Less, Stein Mart, Toys "R" Us

	Alaska
9	Anchorage, AK	Dimond Crossing	Fee	(3)	1981	2014	5.0%	85	$1,305	$15.29	Bed Bath & Beyond, PetSmart

	Arizona
10	Gilbert, AZ	SanTan Village Marketplace	Fee	(3)	2005	2014	5.0%	286	$4,363	$15.55	Bed Bath & Beyond, Big Lots, DSW, Jo-Ann, Marshalls, Sam's Club (Not Owned), Walmart (Not Owned)
11	Phoenix, AZ	Ahwatukee Foothills Towne Center	Fee		2013	1998	100.0%	679	$10,286	$16.31	AMC Theatres, Ashley Furniture Homestore, Babies "R" Us, Best Buy, Jo-Ann, Marshalls, Michaels, OfficeMax, Roomstore, Ross Dress for Less, Sprouts Farmers Market
12	Phoenix, AZ	Arrowhead Crossing	Fee		1995	1996	100.0%	337	$4,806	$14.32	Barnes & Noble, David's Bridal (Not Owned), DSW, Golfsmith, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
13	Phoenix, AZ	Deer Valley Towne Center	Fee		1996	1999	100.0%	197	$2,975	$18.68	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
14	Phoenix, AZ	Paradise Village Gateway	Fee		2004	2003	67.0%	295	$4,735	$16.73	Albertson's, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples
15	Prescott, AZ	Shops at Prescott Gateway	Fee	(3)	2012	2014	5.0%	35	$956	$27.58	—
16	Queen Creek, AZ	Plaza at Power Marketplace	Fee	(3)	2007	2014	5.0%	71	$1,405	$21.20	LA Fitness
17	Tucson, AZ	Silverado Plaza	Fee	(3)	1999	2014	5.0%	78	$728	$9.49	Safeway
18	Tucson, AZ	Tucson Spectrum	Fee		2008	2012	100.0%	715	$9,666	$14.29

Bed Bath & Beyond, Best Buy, Dollar Tree, Food City, Harkins Theatre, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress for Less, Sports Authority, Target (Not Owned)

	Arkansas
19	North Little Rock, AR	McCain Plaza	Fee		2004	1994	100.0%	290	$1,954	$8.72	Bed Bath & Beyond, Burlington, Michaels, Ross Dress for Less, T.J. Maxx
20	Russellville, AR	Valley Park Centre	Fee		1992	1994	100.0%	296	$2,283	$7.98	Belk, Hobby Lobby, JCPenney, Ross Dress for Less, T.J. Maxx
21	Springdale, AR	Walgreens	Fee	(3)	2009	2014	5.0%	15	$390	$26.80	—
22	Sherwood, AR	Sherwood Retail Center	Fee	(3)	1986	2014	5.0%	123	$569	$4.62	Gander Mountain, Mardel's, Tractor Supply Company

	California
23	Fontana, CA	Falcon Ridge Town Center	Fee		2005	2013	100.0%	300	$5,893	$19.67	24 Hour Fitness, Aki-Home, Michaels, Ross Dress for Less, Sports Authority, Stater Bros Markets, Target (Not Owned)
24	Long Beach, CA	The Pike at Rainbow Harbor	GL		2005	1*	100.0%	340	$3,746	$19.95	Cinemark, Restoration Hardware
25	Napa, CA	Kohl's Plaza	Fee	(3)	1973	2014	5.0%	76	$1,482	$20.09	Kohl's
26	Oakland, CA	Whole Foods at Bay Place	Fee		2006	2013	100.0%	57	$2,413	$42.17	Whole Foods
27	Oceanside, CA	Ocean Place Cinemas	Fee		2000	2000	100.0%	80	$1,507	$18.97	Regal Cinemas
28	Pasadena, CA	Paseo Colorado(1)	Fee		2001	2003	100.0%	554	$6,924	$31.29	Arclight Cinemas, DSW, Equinox, Hyatt
29	Richmond, CA	Hilltop Plaza	Fee	(3)	2000	2002	20.0%	246	$2,412	$16.24	99 Cents Only, Century Theatre, dd's Discounts, Ross Dress for Less
30	Roseville, CA	Ridge at Creekside	Fee		2007	2014	100.0%	275	$5,564	$20.45	Bed Bath & Beyond, Macy's Furniture Gallery, REI
31	San Francisco, CA	1000 Van Ness Plaza	Fee		1998	2002	100.0%	123	$4,147	$35.07	AMC Theatres, The Studio Mix
32	Valencia, CA	River Oaks Shopping Center	GL		2010	2006	100.0%	76	$1,439	$18.83	buybuy Baby, Sprouts Farmers Market
33	Vista, CA	Vista Village	Fee		2007	2013	100.0%	195	$4,016	$26.03	Frazier Farms, Lowes (Not Owned), Staples (Not Owned), Vista Village Metroplex 15

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
34	West Covina, CA	Eastland Center	Fee	(3)	1957	2014	5.0%	811	$10,684	$13.76	Albertsons, Ashley Homestore, Burlington, Dick's Sporting Goods, Hobby Lobby, Marshalls, Ross Dress for Less, Target, Walmart
35	Whittier, CA	Whittwood Town Center	Fee	(3)	1960	2014	5.0%	786	$6,167	$9.05	24 Hour Fitness, JCPenney, PetSmart, Sears, Target, Vons

	Colorado
36	Aurora, CO	Cornerstar	Fee	(3)	2008	2014	5.0%	430	$7,755	$18.52	24 Hour Fitness, Cornerstar Wine & Liquor, Dick's Sporting Goods, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Sprouts Farmers Market, Target (Not Owned), Ulta Beauty
37	Aurora, CO	Pioneer Hills	Fee		2003	2003	100.0%	139	$1,652	$16.09	Bed Bath & Beyond, Denver Gym and Fitness, Home Depot (Not Owned), Walmart (Not Owned)
38	Centennial, CO	Centennial Promenade	Fee		2002	1997	100.0%	419	$7,445	$17.84	Cavender's, Conn's, Golfsmith, Michaels, OfficeMax, REI (Not Owned), Ross Dress for Less, Stickley Furniture, Toys "R" Us, Wow (Not Owned)
39	Colorado Springs, CO	Chapel Hills East	Fee		2000	2011	100.0%	220	$2,316	$11.36	Barnes & Noble, Best Buy, DSW, OfficeMax, Old Navy, Pep Boys, Whole Foods
40	Colorado Springs, CO	Chapel Hills West	Fee		1996	2014	100.0%	225	$2,607	$11.66	24 Hour Fitness, Golfsmith, PetSmart, Ross Dress for Less, Sports Authority
41	Denver, CO	Tamarac Shopping Center	Fee		2013	2001	100.0%	45	$962	$21.14	Target (Not Owned)
42	Denver, CO	University Hills	Fee		1997	2003	100.0%	245	$4,135	$17.90	24 Hour Fitness, King Soopers, Michaels, OfficeMax, Pier 1 Imports
43	Fort Collins, CO	Mulberry and Lemay Crossing	Fee		2004	2003	100.0%	19	$494	$26.03	Home Depot (Not Owned), Walmart (Not Owned)
44	Lakewood, CO	Denver West Plaza	Fee	(3)	2002	2014	5.0%	71	$1,218	$18.69	Best Buy
45	Littleton, CO	Aspen Grove(1)	Fee		2013	1*	100.0%	272	$6,014	$27.31	Alamo Drafthouse Cinema
46	Parker, CO	FlatAcres Market Center/Parker Pavilions	GL		2003	2003	100.0%	229	$3,948	$17.93	Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Sports Authority, Walmart (Not Owned)

	Connecticut
47	Plainville, CT	Connecticut Commons	Fee		2013	1*	100.0%	562	$6,839	$12.22	A.C. Moore, AMC Loews, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
48	Waterbury, CT	Naugatuck Valley Shopping Center	Fee	(3)	2003	2014	5.0%	383	$4,080	$12.62	Bob's Stores, Staples, Stop & Shop, Walmart
49	Windsor, CT	Windsor Court Shopping Center	Fee		1993	2007	100.0%	79	$1,411	$18.94	Petco (Not Owned), Stop & Shop, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Delaware
50	Dover, DE	Capital Commons	Fee	(3)	1973	2008	25.3%	89	$65	$13.50	—
51	Millsboro, DE	Peninsula Crossing	Fee	(3)	2008	2014	5.0%	305	$2,946	$9.67	BJ's Wholesale Club, Lowe's

	Florida
52	Apopka, FL	Piedmont Plaza	Fee		2004	2007	100.0%	146	$860	$7.50	Bealls, Hobby Lobby (Not Owned)
53	Boynton Beach, FL	Aberdeen Square	Fee	(3)	1990	2007	20.0%	71	$604	$9.87	Publix
54	Boynton Beach, FL	Village Square at Golf	Fee	(3)	2002	2007	20.0%	135	$1,569	$13.68	Publix
55	Bradenton, FL	Cortez Plaza	Fee		1988	2007	100.0%	273	$2,262	$11.06	Burlington, hhgregg, LA Fitness, PetSmart
56	Bradenton, FL	Creekwood Crossing	Fee	(3)	2001	2007	20.0%	235	$2,261	$9.90	Bealls, Bealls Outlet, Highland Park Furniture & Mattress, LA Fitness, Lowe's (Not Owned)
57	Bradenton, FL	Lakewood Ranch Plaza	Fee	(3)	2001	2007	20.0%	85	$1,101	$12.93	Publix
58	Brandon, FL	Kmart Shopping Center	GL		2003	2*	100.0%	228	$829	$3.64	Kane Furniture, Kmart
59	Brandon, FL	Lake Brandon Plaza	Fee		2014	2009	100.0%	178	$2,233	$12.57	Jo-Ann, Nordstrom Rack, Publix, TigerDirect.com
60	Brandon, FL	Lake Brandon Village	Fee		2004	2003	100.0%	114	$1,482	$13.00	buybuy Baby, Lowe's (Not Owned), PetSmart, Sports Authority
61	Cape Coral, FL	Northpoint Shopping Center	Fee	(3)	2008	2014	5.0%	116	$1,004	$12.33	A.C. Moore, Bed Bath & Beyond, PetSmart
62	Casselberry, FL	Casselberry Commons	Fee	(3)	2010	2007	20.0%	245	$2,703	$11.80	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
63	Clearwater, FL	Clearwater Collection	Fee		2005	2007	100.0%	134	$1,656	$12.73	Floor & Decor, LA Fitness
64	Crystal River, FL	Crystal Springs	Fee	(3)	2001	2007	20.0%	67	$709	$11.14	Publix
65	Dania, FL	Sheridan Square	Fee	(3)	1991	2007	20.0%	67	$697	$10.95	—
66	Deerfield Beach, FL	Hillsboro Square	Fee	(3)	2002	2007	15.0%	145	$2,474	$17.30	Office Depot, Publix
67	Fort Myers, FL	Cypress Trace	Fee	(3)	2004	2007	15.0%	276	$2,472	$9.80	Bealls, Bealls Outlet, Ross Dress for Less, Stein Mart
68	Fort Myers, FL	Market Square	Fee	(3)	2004	2007	15.0%	119	$1,790	$15.05

American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), Dollar Tree (Not Owned), DSW, Petco (Not Owned), Target (Not Owned), TigerDirect.com (Not Owned), Total Wine & More

69	Fort Myers, FL	The Forum	Fee	(3)	2008	2014	5.0%	190	$2,849	$15.51	Bed Bath & Beyond, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
70	Fort Walton Beach, FL	Shoppes at Paradise Pointe	Fee	(3)	2000	2007	20.0%	84	$721	$11.54	Publix
71	Hernando, FL	Shoppes of Citrus Hills	Fee	(3)	2003	2007	20.0%	69	$746	$10.82	Publix
72	Hialeah, FL	Paraiso Plaza	Fee	(3)	1997	2007	20.0%	61	$998	$16.44	Publix

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
73	Homestead, FL	Homestead Pavilion	Fee		2008	2008	100.0%	306	$5,033	$16.85	Bed Bath & Beyond, hhgregg, Kohl's (Not Owned), Michaels, Ross Dress for Less, Sports Authority
74	Homosassa, FL	Shoppes at Sugarmill Woods	Fee	(3)	2007	2014	5.0%	53	$706	$14.02	Publix
75	Lake Mary, FL	Shoppes of Lake Mary	Fee	(3)	2001	2007	15.0%	74	$1,490	$20.74	Publix (Not Owned), Staples, Target (Not Owned)
76	Lake Worth, FL	Shoppes at Sherbrooke	Fee	(3)	2004	2014	5.0%	58	$948	$17.31	LA Fitness
77	Largo, FL	Bardmoor Promenade	Fee	(3)	1991	2007	20.0%	156	$2,013	$13.13	Publix
78	Melbourne, FL	Melbourne Shopping Center	Fee	(3)	1999	2007	20.0%	229	$928	$6.06	Big Lots, Publix
79	Miami, FL	Plaza Del Paraiso	Fee	(3)	2003	2007	20.0%	85	$1,193	$14.57	Publix
80	Miami, FL	The Shops at Midtown Miami	Fee		2006	1*	100.0%	467	$7,329	$17.37	HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Sports Authority, Target, West Elm
81	Miramar, FL	River Run	Fee	(3)	1989	2007	20.0%	94	$1,109	$12.48	Publix
82	Naples, FL	Carillon Place	Fee		1994	1995	100.0%	268	$3,567	$13.36	Bealls, hhgregg, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
83	Naples, FL	Countryside Shoppes	Fee	(3)	1997	2007	20.0%	74	$621	$9.84	—
84	New Port Richey, FL	Shoppes at Golden Acres	Fee	(3)	2002	2007	20.0%	131	$957	$9.57	Publix
85	Ocala, FL	Heather Island	Fee	(3)	2005	2007	20.0%	71	$690	$10.45	Publix
86	Ocoee, FL	West Oaks Town Center	Fee	(3)	2000	2007	20.0%	67	$1,003	$17.16	Best Buy (Not Owned), Michaels
87	Orlando, FL	Chickasaw Trail	Fee	(3)	1994	2007	20.0%	75	$772	$11.13	Publix
88	Orlando, FL	Conway Plaza	Fee	(3)	1999	2007	20.0%	118	$853	$9.41	Publix
89	Orlando, FL	Skyview Plaza	Fee	(3)	1998	2007	20.0%	281	$1,802	$10.61	dd's Discounts, Goodwill, Publix
90	Oviedo, FL	Oviedo Park Crossing	Fee	(3)	1999	1*	20.0%	186	$1,999	$10.73	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
91	Palm Beach Gardens, FL	Northlake Commons	Fee	(3)	2003	2007	20.0%	145	$1,327	$13.01	Home Depot (Not Owned), Ross Dress for Less, TigerDirect.com
92	Palm Harbor, FL	The Shoppes of Boot Ranch	Fee		1990	1995	100.0%	52	$1,155	$22.07	Publix (Not Owned), Target (Not Owned)
93	Pembroke Pines, FL	Flamingo Falls	Fee	(3)	2001	2007	20.0%	109	$2,127	$20.22	LA Fitness (Not Owned)
94	Pensacola, FL	Bellview Plaza	Fee	(3)	1984	2014	5.0%	83	$786	$9.48	Publix
95	Pensacola, FL	Cordova Commons	Fee	(3)	1972	2014	5.0%	164	$2,496	$15.19	Marshalls, Stein Mart, The Fresh Market
96	Pensacola, FL	Tradewinds Shopping Center	Fee	(3)	1985	2014	5.0%	179	$1,572	$9.74	Jo-Ann, T.J. Maxx/HomeGoods
97	Plant City, FL	Lake Walden Square	Fee		2013	2007	100.0%	231	$2,173	$10.97	Marshalls, Premiere Cinemas, Ross Dress for Less, Winn Dixie

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
98	Plantation, FL	The Fountains	Fee		2010	2007	100.0%	430	$5,577	$14.83	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More
99	Spring Hill, FL	Mariner Square	Fee		1997	1*,2*	100.0%	194	$1,608	$9.23	Bealls, Ross Dress for Less, Sam's Club (Not Owned), Walmart (Not Owned)
100	Spring Hill, FL	Nature Coast Commons	Fee	(3)	2009	2014	5.0%	226	$2,720	$14.62	Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Sports Authority, Walmart (Not Owned)
101	St. Augustine, FL	Riverside Center	Fee	(3)	1988	2014	5.0%	62	$474	$7.64	Bealls Outlet (Not Owned), Hobby Lobby
102	St. Petersburg, FL	Broadwater Plaza	Fee	(3)	1973	2008	25.3%	95	$—	$—	—
103	Tallahassee, FL	Capital West	Fee		2004	2003	100.0%	86	$732	$8.52	Bealls Outlet, Office Depot, Walmart (Not Owned)
104	Tallahassee, FL	Killearn Shopping Center	Fee	(3)	1980	2007	20.0%	95	$1,217	$12.99	Hobby Lobby
105	Tallahassee, FL	Southwood Village	Fee	(3)	2003	2007	20.0%	63	$795	$12.90	Publix
106	Tamarac, FL	Midway Plaza	Fee	(3)	1985	2007	20.0%	227	$2,318	$12.84	Publix, Ross Dress for Less
107	Tampa, FL	New Tampa Commons	Fee		2005	2007	100.0%	10	$344	$34.41	—
108	Tampa, FL	North Pointe Plaza	Fee	(3)	1990	1*,2*	20.0%	104	$1,277	$12.86	Publix, Walmart (Not Owned)
109	Tampa, FL	The Walk at Highwoods Preserve	Fee		2001	2007	100.0%	138	$2,084	$15.13	Best Buy, HomeGoods, Michaels
110	Tarpon Springs, FL	Tarpon Square	Fee		1998	1*,2*	100.0%	115	$1,210	$11.28	Bealls Outlet, Big Lots, Staples
111	Tequesta, FL	Tequesta Shoppes	Fee		2014	2007	100.0%	110	$1,084	$10.76	Marshalls
112	Valrico, FL	Brandon Boulevard Shoppes	Fee		2012	2007	100.0%	85	$1,218	$14.87	LA Fitness
113	Valrico, FL	Shoppes at Lithia	Fee	(3)	2003	2007	20.0%	71	$1,097	$15.70	Publix
114	Venice, FL	Jacaranda Plaza	Fee		1974	2008	25.3%	84	$—	$—	—
115	Vero Beach, FL	Century Town Center	Fee	(3)	2008	2014	5.0%	107	$1,360	$13.75	Marshalls/HomeGoods
116	Wesley Chapel, FL	The Shoppes at New Tampa	Fee	(3)	2002	2007	20.0%	159	$2,112	$13.31	Bealls, Office Depot (Not Owned), Publix
117	Winter Garden, FL	Winter Garden Village	Fee		2007	2013	100.0%	759	$13,672	$18.17	Barnes & Noble, Bealls, Bed Bath & Beyond, Best Buy, Haverty's, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Sports Authority, Staples, Target (Not Owned)

	Georgia
118	Atlanta, GA	Brookhaven Plaza	Fee	(3)	1993	2007	20.0%	71	$1,269	$17.79	—
119	Atlanta, GA	Cascade Corners	Fee	(3)	1993	2007	20.0%	67	$406	$6.65	Kroger
120	Atlanta, GA	Cascade Crossing	Fee	(3)	1994	2007	20.0%	63	$625	$9.86	Publix
121	Atlanta, GA	Perimeter Pointe	Fee		2002	1995	100.0%	352	$5,769	$16.40	Babies "R" Us, HomeGoods, LA Fitness, Regal Cinemas, Sports Authority, Stein Mart
122	Austell, GA	Burlington Plaza	GL	(3)	1973	2008	25.3%	147	$513	$3.53	Burlington

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
123	Brunswick, GA	Glynn Isles	Fee	(3)	2007	2014	5.0%	193	$2,865	$15.46	Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
124	Buford, GA	Marketplace at Millcreek	Fee	(3)	2003	2007	15.0%	402	$4,404	$11.88	Bed Bath & Beyond, Costco (Not Owned), DSW, Marshalls, Michaels, PetSmart, REI, Ross Dress for Less, Sports Authority, Stein Mart
125	Canton, GA	Hickory Flat Village	Fee	(3)	2000	2007	20.0%	74	$835	$12.53	Publix
126	Canton, GA	Riverstone Plaza	Fee	(3)	1998	2007	20.0%	308	$3,214	$11.28	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
127	Columbus, GA	Bradley Park Crossing	Fee		1999	2003	100.0%	117	$1,380	$11.96	Fresh Market, Michaels, PetSmart, Target (Not Owned)
128	Cumming, GA	Cumming Marketplace	Fee		1999	2003	100.0%	311	$3,750	$12.16	ApplianceSmart, Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
129	Cumming, GA	Cumming Town Center	Fee		2007	2013	100.0%	311	$4,739	$15.22	Ashley Furniture Homestore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
130	Cumming, GA	Sharon Greens	Fee	(3)	2001	2007	20.0%	98	$919	$10.51	Kroger
131	Decatur, GA	Flat Shoals Crossing	Fee	(3)	1994	2007	20.0%	70	$699	$10.03	Publix
132	Decatur, GA	Hairston Crossing	Fee	(3)	2002	2007	20.0%	58	$604	$11.19	Publix
133	Douglasville, GA	Douglasville Marketplace	Fee		1999	2003	100.0%	129	$1,522	$11.97	Babies "R" Us, Best Buy, Lowe's (Not Owned)
134	Douglasville, GA	Douglasville Pavilion	Fee		1998	2007	100.0%	267	$2,955	$11.25	Big Lots, Marshalls, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Target (Not Owned)
135	Douglasville, GA	Market Square	Fee	(3)	1990	2007	20.0%	125	$804	$9.02	Office Depot
136	East Point, GA	Camp Creek Marketplace	Fee	(3)	2003	2014	5.0%	425	$6,274	$15.35	Beauty Master, BJ's Wholesale Club, Lowe's (Not Owned), Marshalls, Ross Dress for Less, Staples, T.J. Maxx, Target (Not Owned)
137	Ellenwood, GA	Paradise Shoppes of Ellenwood	Fee	(3)	2003	2007	20.0%	68	$656	$10.99	—
138	Fayetteville, GA	Fayette Pavilion	Fee	(3)	2002	2007	15.0%	1,248	$10,457	$9.28

Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Conway, Dick's Sporting Goods, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less, T.J. Maxx, Target (Not Owned), Toys "R" Us/Babies "R" Us, Walmart

139	Flowery Branch, GA	Clearwater Crossing	Fee	(3)	2003	2007	20.0%	91	$887	$11.48	Kroger
140	Flowery Branch, GA	Stonebridge Village	Fee	(3)	2008	2014	5.0%	157	$2,364	$16.49	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
141	Kennesaw, GA	Barrett Pavilion	Fee	(3)	1998	2007	15.0%	460	$6,374	$15.99	AMC Theatres, Beall's Outlet, buybuy Baby, hhgregg, Hobby Lobby, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
142	Lawrenceville, GA	CVS	Fee	(3)	2008	2014	5.0%	13	$374	$28.18	—
143	Lithonia, GA	Shops at Turner Hill	Fee		2004	2003	100.0%	32	$504	$17.27	—
144	Lithonia, GA	Turner Hill Marketplace	Fee		2004	2003	100.0%	125	$976	$7.81	Bed Bath & Beyond, Best Buy, Sam's Club (Not Owned), Toys "R" Us, Walmart (Not Owned)
145	Macon, GA	Eisenhower Crossing	Fee		2002	2007	15.0%	420	$4,471	$11.23	Ashley Furniture Homestore, Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
146	Macon, GA	Eisenhower Crossing	Fee	(3)	2002	2007	100.0%	82	$735	$9.89	hhgregg, PetSmart
147	Marietta, GA	Towne Center Prado	Fee		2002	1995	100.0%	287	$3,351	$12.21	Publix, Ross Dress for Less, Stein Mart
148	McDonough, GA	Shoppes at Lake Dow	Fee	(3)	2002	2007	20.0%	73	$734	$11.95	Publix
149	Newnan, GA	Newnan Crossing	Fee		1995	2003	100.0%	223	$1,766	$7.98	Hobby Lobby, Lowe's, Walmart (Not Owned)
150	Newnan, GA	Newnan Pavilion	Fee	(3)	2013	2007	15.0%	468	$3,398	$7.87	Academy Sports, Home Depot, Kohl's, OfficeMax, PetSmart, Ross Dress for Less
151	Roswell, GA	Sandy Plains Village	Fee		2013	2007	100.0%	174	$1,640	$10.15	Movie Tavern, Walmart Neighborhood Market
152	Roswell, GA	Stonebridge Square	Fee	(3)	2002	2014	5.0%	160	$1,777	$12.54	Kohl's, Michaels
153	Smyrna, GA	Heritage Pavilion	Fee	(3)	1995	2007	15.0%	256	$3,161	$12.35	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
154	Snellville, GA	Presidential Commons	Fee		2000	2007	100.0%	376	$4,323	$11.49	buybuy Baby, Home Depot, Jo-Ann, Kroger, Stein Mart
155	Stone Mountain, GA	Deshon Plaza	Fee	(3)	1994	2007	20.0%	64	$708	$11.05	Publix
156	Suwanee, GA	Johns Creek Town Center	Fee		2004	2003	100.0%	294	$3,941	$13.49	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart
157	Sylvania, GA	Bi-Lo	Fee		2002	2007	100.0%	36	$378	$10.50	Bi-Lo
158	Tucker, GA	Cofer Crossing	Fee	(3)	2003	2003	20.0%	138	$1,139	$8.27	HomeGoods, Kroger, Walmart (Not Owned)
159	Warner Robins, GA	Crossroads Marketplace	Fee	(3)	2008	2014	5.0%	79	$1,065	$13.51	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Kroger (Not Owned), Toys "R" Us (Not Owned)
160	Warner Robins, GA	Warner Robins Place	Fee		1997	2003	100.0%	119	$1,451	$12.35	Lowe's (Not Owned), Staples, T.J. Maxx, Walmart (Not Owned)
161	Woodstock, GA	Summit at Towne Lake	Fee	(3)	2009	2014	5.0%	60	$1,204	$21.14	LA Fitness
162	Woodstock, GA	Woodstock Square	Fee	(3)	2001	2007	15.0%	219	$3,084	$14.09	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Idaho
163	Meridian, ID	Meridian Crossroads	Fee		2004	1*	100.0%	528	$5,852	$13.55	Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress for Less, Shopko, Sportsman's Warehouse, Walmart (Not Owned)
164	Nampa, ID	Nampa Gateway Center	Fee		2008	1*	100.0%	471	$1,455	$5.03	Edwards Theatre, Idaho Athletic Club, JCPenney, Macy's, Sports Authority

	Illinois
165	Chicago, IL	Kingsbury Center	Fee	(3)	2012	2014	5.0%	53	$1,601	$30.16	Bed Bath & Beyond
166	Chicago, IL	The Maxwell	Fee		2014	2014	100.0%	240	$5,481	$26.09	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
167	Deer Park, IL	Deer Park Town Center(1)	Fee	(3)	2004	1*	25.8%	356	$9,676	$29.29	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
168	Hillside, IL	Hillside Town Center	Fee	(3)	2009	2014	5.0%	165	$2,545	$17.12	HomeGoods, Michaels, Ross Dress for Less, Target (Not Owned)
169	McHenry, IL	The Shops at Fox River	Fee		2006	1*	100.0%	341	$4,339	$13.93	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx
170	Orland Park, IL	Home Depot Center	Fee		1993	2004	100.0%	150	$1,449	$11.29	Home Depot
171	Oswego, IL	Prairie Market	Fee	(3)	2007	2014	5.0%	113	$2,444	$22.01	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Hobby Lobby (Not Owned), Kohl's (Not Owned), PetSmart, Walmart (Not Owned)
172	Schaumburg, IL	Woodfield Village Green	Fee		2002	1995	100.0%	521	$8,182	$18.24	At Home, Bloomingdale's The Outlet Store, Container Store, Costco (Not Owned), hhgregg, HomeGoods, Marshalls, Michaels, Nordstrom Rack, Off 5th, PetSmart
173	Skokie, IL	Village Crossing	Fee	(3)	1989	2007	15.0%	449	$8,271	$20.29	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Michaels, OfficeMax, PetSmart
174	Tinley Park, IL	Brookside Marketplace	Fee		2013	2012	100.0%	317	$4,445	$14.52	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
175	Bedford, IN	Town Fair Center	Fee		1997	2*	100.0%	223	$1,200	$5.68	Goody's, JCPenney
176	Evansville, IN	East Lloyd Commons	Fee		2005	2007	100.0%	160	$2,267	$14.19	Best Buy, Gordmans, Michaels
177	Highland, IN	Highland Grove Shopping Center	Fee	(3)	2001	2007	20.0%	312	$4,086	$13.22	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), hhgregg (Not Owned), Kohl's, Marshalls, Michaels, OfficeMax, Target (Not Owned)
178	South Bend, IN	Broadmoor Plaza	Fee	(3)	1987	2007	20.0%	115	$1,262	$11.69	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Iowa
179	Cedar Rapids, IA	Northland Square	Fee		1984	1998	100.0%	187	$2,036	$10.88	Barnes & Noble, Kohl's, OfficeMax, T.J. Maxx

	Kansas
180	Merriam, KS	Merriam Town Center	Fee		2004	1*	100.0%	351	$4,542	$13.16	Cinemark, Dick's Sporting Goods, Hen House, Hobby Lobby, Home Depot (Not Owned), Marshalls, OfficeMax, PetSmart
181	Overland Park, KS	Overland Pointe Marketplace	Fee		2004	2003	100.0%	80	$719	$10.45	Babies "R" Us, Home Depot (Not Owned), Party City (Not Owned), Sam's Club (Not Owned)

	Kentucky
182	Louisville, KY	Outer Loop Plaza	Fee		1998	2004	100.0%	121	$653	$5.94	B & D Vendors, Valu Market

	Maine
183	Brunswick, ME	Cook's Corner	GL		1965	1997	100.0%	306	$2,172	$8.10	Big Lots, Regal Cinemas, Sears, T.J. Maxx

	Maryland
184	Bowie, MD	Duvall Village	Fee		1998	2007	100.0%	88	$545	$24.31	—
185	Glen Burnie, MD	Harundale Plaza	Fee	(3)	1999	2007	20.0%	218	$1,638	$10.65	Burlington, HomeGoods, Regency Furniture
186	Salisbury, MD	The Commons	Fee		1999	1*	100.0%	130	$1,924	$14.79	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
187	Upper Marlboro, MD	Largo Town Center	Fee	(3)	1991	2007	20.0%	277	$3,976	$15.65	Marshalls, Regency Furniture, Shoppers Food Warehouse
188	White Marsh, MD	Costco Plaza	Fee	(3)	1992	2007	15.0%	210	$1,517	$7.23	Big Lots, Costco, Home Depot (Not Owned), Pep Boys, PetSmart

	Massachusetts
189	Everett, MA	Gateway Center	Fee		2001	1*	100.0%	354	$4,890	$14.81	Babies "R" Us, Bed Bath & Beyond, Costco (Not Owned), Home Depot, Michaels, Old Navy, Target (Not Owned)
190	Framingham, MA	Shoppers World	Fee		1994	1995	100.0%	783	$15,181	$21.08	A.C. Moore, AMC Theatres, Babies "R" Us, Barnes & Noble, Best Buy, Bob's Stores, DSW, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, Sports Authority, T.J. Maxx, Toys "R" Us
191	West Springfield, MA	Riverdale Shops	Fee	(3)	2003	2007	20.0%	273	$3,799	$14.00	Kohl's, Stop & Shop

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Michigan
192	Allen Park, MI	Fairlane Green	Fee	(3)	2005	2014	5.0%	270	$4,820	$18.05	Barnes & Noble, Bed Bath & Beyond, Home Depot (Not Owned), Michaels, Target (Not Owned), T.J. Maxx
193	Chesterfield, MI	Waterside Marketplace	Fee	(3)	2007	2014	5.0%	291	$3,185	$13.38	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), Jo-Ann, Lowe's (Not Owned), T.J. Maxx
194	Grand Rapids, MI	Green Ridge Square	Fee		1995	1995	100.0%	216	$2,611	$12.51	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys "R" Us (Not Owned)
195	Grandville, MI	Grandville Marketplace	Fee		2003	2003	100.0%	224	$2,176	$10.50	Gander Mountain, Hobby Lobby, Lowe's (Not Owned), OfficeMax
196	Lansing, MI	The Marketplace at Delta Township	Fee		2013	2003	100.0%	170	$2,235	$13.12	Gander Mountain, Lowe's (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
197	Monroe, MI	Telegraph Plaza	Fee	(3)	2005	2014	5.0%	141	$1,246	$9.31	Kohl's, Lowe's (Not Owned), PetSmart, T.J. Maxx
198	Northville, MI	CVS & Huntington Bank	Fee	(3)	2007	2014	5.0%	16	$285	$18.05	—
199	Saginaw, MI	Valley Center	Fee	(3)	1994	2014	5.0%	409	$3,372	$9.22	Babies "R" Us, Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, Michaels, PetSmart, T.J. Maxx
200	Sault St. Marie, MI	Cascade Crossing	Fee		1998	1994	100.0%	276	$1,532	$7.67	Dunham's, Glen's Market, JCPenney, T.J. Maxx
201	Utica, MI	Shelby Corners	Fee	(3)	1987	2014	5.0%	76	$450	$6.35	buybuy Baby, Christmas Tree Shops, Dollar Tree (Not Owned), Planet Fitness (Not Owned), Target (Not Owned)

	Minnesota
202	Coon Rapids, MN	Riverdale Village	Fee		2003	1*	100.0%	788	$9,867	$12.94	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, Sears, T.J. Maxx
203	Maple Grove, MN	Maple Grove Crossing	Fee		2002	1996	100.0%	266	$2,851	$12.07	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
204	Rogers, MN	Gander Mountain & Goodwill	Fee	(3)	2007	2014	5.0%	47	$519	$11.08	Gander Mountain
205	St. Paul, MN	Midway Marketplace	Fee		1995	1997	100.0%	324	$2,725	$8.40	Cub Foods, Herberger's (Not Owned), LA Fitness, T.J. Maxx, Walmart

	Mississippi
206	Gulfport, MS	Crossroads Center	GL		1999	2003	100.0%	555	$5,860	$11.33	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Michaels, Ross Dress for Less, T.J. Maxx
207	Jackson, MS	The Junction	Fee		1996	2003	100.0%	108	$1,085	$11.22	Home Depot (Not Owned), Office Depot, PetSmart, Target (Not Owned)
208	Tupelo, MS	Big Oaks Crossing	Fee		1992	1994	100.0%	348	$2,009	$5.99	Jo-Ann, Sam's Club, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Missouri
209	Arnold, MO	Jefferson County Plaza	Fee		2002	1*	100.0%	42	$309	$8.16	Home Depot (Not Owned), Target (Not Owned), Xist Fitness
210	Brentwood, MO	The Promenade at Brentwood	Fee		1998	1998	100.0%	338	$4,874	$14.43	Bed Bath & Beyond, Micro Center, PetSmart, Target
211	Des Peres, MO	Olympic Oaks Village	Fee		1985	1998	100.0%	91	$1,556	$18.90	Aldi, T.J. Maxx
212	Independence, MO	Independence Commons	Fee		1999	1995	100.0%	386	$4,867	$13.48	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less
213	Springfield, MO	Morris Corners	GL		1989	1998	100.0%	56	$658	$11.75	Toys "R" Us/Babies "R" Us
214	St. Louis, MO	Southtown Centre	Fee		2012	1998	100.0%	88	$1,250	$16.20	OfficeMax
215	Sunset Hills, MO	The Plaza at Sunset Hills	Fee		1997	1998	100.0%	454	$6,199	$13.66	Bed Bath & Beyond, Home Depot, Marshalls, PetSmart, Ross Dress for Less, Stein Mart, Toys "R" Us

	Nevada
216	Reno, NV	Del Monte Plaza	Fee	(3)	1988	2014	5.0%	83	$1,406	$16.98	Macy's Furniture Gallery (Not Owned), OfficeMax (Not Owned), Sierra Trading Post, Whole Foods
217	Reno, NV	Reno Riverside	Fee		2000	2000	100.0%	52	$667	$13.04	Century Theatre

	New Jersey
218	East Hanover, NJ	East Hanover Plaza	Fee		1994	2007	100.0%	98	$1,777	$19.02	Costco (Not Owned), HomeGoods, Sports Authority, Target (Not Owned)
219	Edgewater, NJ	Edgewater Towne Center(1)	Fee		2000	2007	100.0%	78	$1,888	$24.38	Whole Foods
220	Freehold, NJ	Freehold Marketplace	Fee		2005	1*	100.0%	26	$620	$29.89	Sam's Club (Not Owned), Walmart (Not Owned)
221	Hamilton, NJ	Hamilton Marketplace	Fee		2004	2003	100.0%	532	$9,236	$17.37	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
222	Lumberton, NJ	Crossroads Plaza	Fee	(3)	2003	2007	20.0%	90	$1,749	$19.51	Lowe's (Not Owned), ShopRite
223	Lyndhurst, NJ	Lewandowski Commons	Fee	(3)	1998	2007	20.0%	78	$1,497	$22.63	Stop & Shop
224	Mays Landing, NJ	Hamilton Commons	Fee		2001	2004	100.0%	397	$5,988	$16.00	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress for Less, Sports Authority
225	Mays Landing, NJ	Wrangleboro Consumer Square	Fee		1997	2004	100.0%	842	$10,460	$12.58	Babies "R" Us, Best Buy, BJ's Wholesale Club, Books-A-Million, Christmas Tree Shops, Dick's Sporting Goods, Just Cabinets, Kohl's, Michaels, PetSmart, Staples, Target

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
226	Princeton, NJ	Nassau Park Pavilion	Fee		2005	1997	100.0%	598	$9,432	$16.12	Babies "R" Us, Best Buy, buybuy Baby, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, Kohl's, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegmans
227	Union, NJ	Route 22 Retail Center	Fee		1997	2007	100.0%	112	$2,108	$18.78	Babies "R" Us, Dick's Sporting Goods, Target (Not Owned)
228	West Long Branch, NJ	Consumer Centre	Fee		1993	2004	100.0%	293	$2,760	$11.98	buybuy Baby, Home Depot, PetSmart, Sports Authority
229	Woodland Park, NJ	West Falls Plaza	Fee	(3)	1995	2007	20.0%	89	$1,992	$22.40	A & P Company

	New Mexico
230	Alamogordo, NM	Tractor Supply	Fee	(3)	2011	2014	5.0%	19	$226	$11.83	—

	New York
231	Amherst, NY	Burlington Plaza	GL		1998	2004	100.0%	179	$1,785	$10.97	Burlington, Jo-Ann
232	Big Flats, NY	Big Flats Consumer Square	Fee		2014	2004	100.0%	574	$5,325	$9.86	Barnes & Noble, Bed Bath & Beyond, Field & Stream, Hobby Lobby, Michaels, Sam's Club, Staples, T.J. Maxx, Tops Markets
233	Buffalo, NY	Delaware Consumer Square	GL		1995	2004	100.0%	238	$2,061	$9.05	CW Price, OfficeMax, Target
234	Buffalo, NY	Elmwood Regal Center	Fee		1997	2004	100.0%	126	$1,471	$15.75	Regal Cinemas
235	Cheektowaga, NY	Thruway Plaza	Fee		2004	2004	100.0%	390	$2,917	$7.83	Home Depot (Not Owned), Movieland 8 Theatres, Tops Markets, Value City Furniture
236	Clarence, NY	Jo-Ann Plaza	Fee		1994	2004	100.0%	93	$808	$8.71	Big Lots, Home Depot (Not Owned), Jo-Ann, OfficeMax
237	Gates, NY	Westgate Plaza	Fee		1998	2004	100.0%	332	$3,505	$10.65	Staples, Walmart
238	Hamburg, NY	BJ's Plaza	GL		1997	2004	100.0%	176	$1,976	$11.23	BJ's Wholesale Club, OfficeMax
239	Hamburg, NY	McKinley Mall Outparcels	Fee		2014	2004	100.0%	85	$—	$—	LA Fitness
240	Hamburg, NY	McKinley Milestrip Center	GL		2000	2004	100.0%	241	$2,804	$12.36	Home Depot, Jo-Ann
241	Horseheads, NY	Southern Tier Crossing	Fee		2008	1*	100.0%	175	$2,339	$15.42	Aldi (Not Owned), Dick's Sporting Goods, Jo-Ann, Kohl's (Not Owned), Walmart (Not Owned)
242	Ithaca, NY	Tops Plaza	Fee		2003	2004	100.0%	230	$3,411	$15.56	Barnes & Noble, Michaels, Ollie's Bargain Outlet, Tops Markets
243	Lockport, NY	Tops Plaza	Fee		1993	2004	100.0%	297	$2,417	$9.00	T.J. Maxx, Tops Markets, Walmart
244	New Hartford, NY	Hannaford Plaza	Fee		1998	2004	100.0%	111	$1,141	$11.80	Hannaford Brothers
245	Niskayuna, NY	Mohawk Commons	Fee		2002	2004	100.0%	405	$4,459	$11.83	Bed Bath & Beyond, Lowe's, Marshalls, Price Chopper, Target (Not Owned)
246	Olean, NY	Walmart Plaza	Fee		2004	2004	100.0%	353	$2,405	$6.93	BJ's Wholesale Club, Carmike 8, Home Depot (Not Owned), Walmart
247	Rome, NY	Freedom Plaza	Fee		2006	2004	100.0%	197	$938	$5.92	JCPenney, Marshalls, Tops Markets
248	West Seneca, NY	Home Depot Plaza	GL		1995	2004	100.0%	139	$1,331	$10.78	Home Depot

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
					Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
249	Williamsville, NY	Williamsville Place	Fee		2003	2004	100.0%	103	$1,233	$15.96	—

	North Carolina
250	Apex, NC	Apex Promenade	Fee		2009	2007	100.0%	36	$486	$13.55	hhgregg
251	Apex, NC	Beaver Creek Crossings	Fee		2006	1*	100.0%	321	$5,137	$16.16	Burke's Outlet, Dick's Sporting Goods, Regal Beaver Creek 12, T.J. Maxx
252	Chapel Hill, NC	Meadowmont Village	Fee	(3)	2002	2007	20.0%	132	$2,767	$21.11	Harris Teeter
253	Charlotte, NC	Belgate Shopping Center	Fee		2013	1*	100.0%	178	$2,556	$14.36	Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, Walmart (Not Owned)
254	Charlotte, NC	Camfield Corners	Fee		1994	2007	100.0%	70	$923	$13.60	Bi-Lo
255	Charlotte, NC	Carolina Pavilion	Fee		1997	2012	100.0%	726	$8,597	$11.92

AMC Theatres, Babies "R" Us, Bed Bath & Beyond, Big Lots, buybuy Baby, Conn's, Golfsmith, hhgregg, Jo-Ann, Kohl's, Nordstrom Rack, Old Navy, Ross Dress for Less, Sears Outlet, Target (Not Owned), Value City Furniture

256	Charlotte, NC	Cotswold Village	Fee		2013	2011	100.0%	261	$5,424	$21.23	Harris Teeter, Marshalls, PetSmart
257	Charlotte, NC	Terraces at Southpark	Fee		1998	2011	100.0%	29	$640	$35.01	—
258	Clayton, NC	Clayton Corners	Fee	(3)	1999	2007	20.0%	126	$1,283	$11.82	Lowes Foods
259	Cornelius, NC	The Shops at the Fresh Market	Fee		2001	2007	100.0%	130	$1,315	$10.72	Fresh Market, Stein Mart
260	Durham, NC	Patterson Place	Fee	(3)	2004	2007	20.0%	161	$2,289	$15.11	A.C. Moore, Bed Bath & Beyond, DSW, Home Depot (Not Owned), Kohl's (Not Owned), Kroger (Not Owned)
261	Durham, NC	South Square	Fee	(3)	2005	2007	20.0%	110	$1,813	$16.54	Office Depot, Ross Dress for Less, Sam's Club (Not Owned), Target (Not Owned)
262	Fayetteville, NC	Cross Pointe Centre	Fee		2003	2003	100.0%	226	$1,922	$8.72	Bed Bath & Beyond, T.J. Maxx
263	Fayetteville, NC	Fayetteville Pavilion	Fee	(3)	2001	2007	20.0%	274	$3,276	$11.96	Christmas Tree Shops, Dick's Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
264	Fuquay Varina, NC	Sexton Commons	Fee	(3)	2002	2007	20.0%	49	$790	$16.58	Harris Teeter
265	Greensboro, NC	Wendover Village	Fee		2004	2007	100.0%	36	$1,066	$29.69	Costco (Not Owned)
266	Greensboro, NC	Wendover Village	Fee	(3)	2013	2007	20.0%	136	$1,754	$13.43	Bed Bath & Beyond, Golfsmith, T.J. Maxx
267	Huntersville, NC	Birkdale Village(1)	Fee	(3)	2003	2007	15.0%	299	$7,167	$25.80	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
268	Huntersville, NC	Rosedale Shopping Center	Fee	(3)	2000	2007	20.0%	119	$1,903	$16.21	Harris Teeter
269	Madison, NC	CVS	Fee	(3)	1998	2014	5.0%	10	$164	$16.19	—
270	Mooresville, NC	Mooresville Consumer Square	Fee		2006	2004	100.0%	472	$3,838	$8.48	Gander Mountain, Ollie's Bargain Outlet, Walmart
271	Mooresville, NC	Winslow Bay Commons	Fee	(3)	2003	2007	15.0%	269	$3,709	$14.09	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
272	New Bern, NC	Rivertowne Square	Fee		1999	1*,2*	100.0%	75	$683	$9.93	PetSmart, Walmart (Not Owned)
273	Raleigh, NC	Alexander Place	Fee	(3)	2004	2007	15.0%	198	$3,087	$15.67	hhgregg, Kohl's, Walmart (Not Owned)
274	Raleigh, NC	Capital Crossing	Fee		1995	2007	100.0%	83	$813	$9.77	At Home (Not Owned), Lowe's (Not Owned), PetSmart (Not Owned), Sam's Club (Not Owned), Staples
275	Raleigh, NC	Poyner Place	Fee		2012	2012	100.0%	259	$3,316	$14.79	Cost Plus World Market, Old Navy, Pier 1 Imports, Ross Dress for Less, Shoe Carnival, Target (Not Owned), Toys "R" Us/Babies "R" Us
276	Salisbury, NC	Alexander Pointe	Fee	(3)	1997	2007	20.0%	58	$669	$11.60	Harris Teeter
277	Wake Forest, NC	Capital Plaza	Fee	(3)	2004	2014	5.0%	47	$672	$14.74	Home Depot (Not Owned), Target (Not Owned)
278	Wilmington, NC	University Centre	Fee		2001	1*,2*	100.0%	412	$3,781	$9.71	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
279	Winston Salem, NC	Harper Hill Commons	Fee	(3)	2004	2007	20.0%	97	$877	$11.48	Harris Teeter
280	Winston Salem, NC	Shoppes at Oliver's Crossing	Fee	(3)	2003	2007	20.0%	77	$916	$12.81	Lowes Foods
281	Winston Salem, NC	Walmart	Fee		1998	2007	100.0%	205	$1,404	$6.85	Walmart

	North Dakota
282	Bismarck, ND	Pinehurst Square	Fee	(3)	2005	2014	5.0%	69	$923	$13.36	Best Buy, Kohl's (Not Owned), Lowe's (Not Owned)

	Ohio
283	Alliance, OH	Walmart	Fee		1998	2007	100.0%	200	$1,190	$5.95	Walmart
284	Ashtabula, OH	Ashtabula Commons	Fee		2000	2004	100.0%	58	$62	$6.00	—
285	Aurora, OH	Barrington Town Center	Fee		2004	1*	100.0%	113	$1,239	$11.60	Cinemark, Heinen's (Not Owned)
286	Bellevue, OH	CVS	Fee	(3)	1998	2014	5.0%	10	$147	$14.46	—
287	Boardman, OH	Southland Crossings	Fee		1997	1*	100.0%	540	$3,937	$7.62	Babies "R" Us, DSW, Giant Eagle, Lowe's, Pat Catan's, PetSmart, Staples, Walmart
288	Bowling Green, OH	Shoppes on South Main	Fee	(3)	1978	2014	5.0%	147	$952	$10.58	Home Depot (Not Owned), T.J. Maxx
289	Chillicothe, OH	Chillicothe Place	Fee		1998	1981	100.0%	130	$822	$6.30	Lowe's
290	Cincinnati, OH	Kroger	Fee		1998	2007	100.0%	58	$556	$9.65	Kroger
291	Cincinnati, OH	Sycamore Crossing & Sycamore Plaza	Fee		2008	2013	100.0%	391	$5,511	$17.00	Dick's Sporting Goods, Fresh Market, Macy's Furniture Gallery, Old Navy, T.J. Maxx, Toys "R" Us/Babies "R" Us
292	Cincinnati, OH	Western Hills Square	Fee	(3)	1998	2014	5.0%	34	$420	$12.51	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
293	Cleveland, OH	Kmart Plaza	Fee	(3)	1982	2008	25.3%	106	$713	$7.33	Kmart
294	Columbus, OH	Easton Market	Fee		2013	1998	100.0%	502	$6,463	$15.44	Bed Bath & Beyond, buybuy Baby, DSW, Golfsmith, Kittle's Home Furnishings, Michaels, Nordstrom Rack, PetSmart, Staples, T.J. Maxx

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
295	Columbus, OH	Hilliard Rome Commons	Fee	(3)	2001	2007	20.0%	111	$1,524	$14.00	Giant Eagle
296	Columbus, OH	Lennox Town Center	Fee	(3)	1997	1998	50.0%	353	$4,012	$11.37	AMC Theatres, Barnes & Noble, Staples, Target
297	Columbus, OH	Polaris Towne Center	Fee		1999	2011	100.0%	443	$6,800	$15.45	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
298	Columbus, OH	Sun Center	Fee	(3)	1995	1998	79.5%	316	$4,139	$13.11	Ashley Furniture Homestore, Babies "R" Us, Michaels, Staples, Stein Mart, Whole Foods
299	Dublin, OH	Perimeter Center	Fee		1996	1998	100.0%	136	$1,983	$14.71	Giant Eagle
300	Grove City, OH	Derby Square	Fee	(3)	1992	1998	20.0%	125	$1,254	$10.28	Giant Eagle
301	Hamilton, OH	Indian Springs Market Center	Fee		2006	2013	100.0%	146	$772	$5.28	hhgregg, Kohl's, Office Depot, Walmart (Not Owned)
302	Huber Heights, OH	North Heights Plaza	Fee		1990	1993	100.0%	182	$1,961	$11.59	Big Lots, Dick's Sporting Goods, hhgregg
303	Lewis Center, OH	Powell Center	Fee	(3)	2000	2014	5.0%	202	$2,694	$13.34	Giant Eagle, HomeGoods, Marshalls, Michaels
304	Macedonia, OH	Macedonia Commons	Fee		1994	1994	100.0%	312	$4,200	$14.11	Cinemark, Home Depot (Not Owned), Kohl's, Walmart (Not Owned)
305	Mason, OH	Waterstone Center	Fee		1998	2014	100.0%	158	$2,250	$14.52	Barnes & Noble, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
306	North Canton, OH	Belden Park Crossings	Fee		2003	1*	100.0%	478	$5,770	$12.24	Dick's Sporting Goods, DSW, hhgregg, Jo-Ann, Kohl's, PetSmart, Target (Not Owned), Value City Furniture
307	North Olmsted, OH	Great Northern Plaza	Fee		2013	1997	100.0%	631	$8,214	$13.43	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K & G Menswear, Marc's, PetSmart
308	Parma, OH	Toys "R" Us Center	Fee	(3)	1980	2014	5.0%	48	$317	$6.55	Toys "R" Us/Babies "R" Us
309	Solon, OH	Sears Solon	Fee	(3)	1977	2008	25.3%	84	$300	$3.56	Marc's (Not Owned)
310	Solon, OH	Uptown Solon	Fee		1998	1*	100.0%	182	$2,832	$16.01	Bed Bath & Beyond, Mustard Seed Market & Cafe
311	Stow, OH	Stow Community Center	Fee		2008	1*	100.0%	401	$4,432	$11.06	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
312	Toledo, OH	North Towne Commons	Fee		1995	2004	100.0%	80	$501	$6.25	Dick's Sporting Goods, Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
313	Toledo, OH	Springfield Commons	Fee	(3)	1999	1*	20.0%	272	$2,920	$11.10	Babies "R" Us, Bed Bath & Beyond, Gander Mountain, Kohl's, Old Navy
314	Westlake, OH	West Bay Plaza	Fee		2000	1*,2*	100.0%	162	$1,116	$14.68	Marc's
315	Zanesville, OH	Kmart Shopping Center	Fee	(3)	1973	2008	25.3%	84	$223	$2.65	Kmart

	Oklahoma
316	Enid, OK	Kmart Plaza	Fee	(3)	1983	2008	25.3%	84	$198	$2.36	Kmart, United Supermarket of Oklahoma (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Oregon
317	Portland, OR	Tanasbourne Town Center	Fee		2001	1996	100.0%	310	$4,535	$18.79	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sports Authority (Not Owned), Target (Not Owned)

	Pennsylvania
318	Allentown, PA	West Valley Marketplace	Fee		2004	2003	100.0%	259	$2,746	$10.80	Walmart
319	Erie, PA	Erie Marketplace	Fee		2003	2012	100.0%	113	$1,237	$11.08	Babies "R" Us, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Target (Not Owned)
320	Erie, PA	Peach Street Square	GL		2012	1*	100.0%	602	$5,157	$9.01	Burlington, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, PetSmart
321	Mechanicsburg, PA	Silver Springs Square	Fee		2001	2013	100.0%	343	$5,880	$17.24	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned), Wegmans
322	Jenkintown, PA	Noble Town Center	Fee		1999	2014	100.0%	168	$2,259	$16.42	AFC Fitness, Bed Bath & Beyond, PetSmart, Stein Mart
323	King of Prussia, PA	Overlook at King of Prussia	Fee	(3)	2002	2007	15.0%	187	$5,170	$27.65	Best Buy, Nordstrom Rack, United Artists Theatre
324	Pottstown, PA	2200 E High St	Fee	(3)	1973	2008	25.3%	84	$—	$—	—
325	Willow Grove, PA	Kmart Shopping Center	Fee	(3)	1973	2008	25.3%	95	$341	$3.61	Kmart
326	Uniontown, PA	Widewater Commons	Fee	(3)	2008	2014	5.0%	47	$574	$13.96	PetSmart, Target (Not Owned)

	Puerto Rico
327	Arecibo, PR	Plaza del Atlantico(1)	Fee		1993	2005	100.0%	224	$2,627	$13.49	Anna's Linens, Capri Del Atlantico, Kmart
328	Bayamon, PR	Plaza del Sol(1)	Fee		2014	2005	100.0%	616	$16,742	$32.52	Bed Bath & Beyond, Caribbean Cinemas, Home Depot (Not Owned), Old Navy, Sports Authority, Walmart
329	Bayamon, PR	Plaza Rio Hondo(1)	Fee		2006	2005	100.0%	554	$13,939	$26.79	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
330	Bayamon, PR	Rexville Plaza	Fee		2012	2005	100.0%	131	$2,086	$16.31	Anna's Linens, Marshalls, Tiendas Capri
331	Carolina, PR	Plaza Escorial	Fee		1997	2005	100.0%	524	$8,468	$16.29	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
332	Cayey, PR	Plaza Cayey	Fee		2004	2005	100.0%	314	$2,951	$9.93	Caribbean Cinemas (Not Owned), Walmart
333	Fajardo, PR	Plaza Fajardo	Fee		2013	2005	100.0%	274	$4,780	$18.29	Econo, Walmart
334	Guayama, PR	Plaza Walmart	Fee		1994	2005	100.0%	164	$1,474	$10.21	Walmart
335	Hatillo, PR	Plaza del Norte(1)	Fee		2012	2005	100.0%	682	$12,170	$18.79	Carribean Cinemas, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys "R" Us/Babies "R" Us, Walmart
336	Humacao, PR	Plaza Palma Real	Fee		1995	2005	100.0%	449	$7,814	$17.69	Capri, JCPenney, Marshalls, OfficeMax, Pep Boys, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
337	Isabela, PR	Plaza Isabela	Fee		1994	2005	100.0%	259	$4,224	$16.44	Selectos Supermarket, Walmart
338	Rio Piedras, PR	Senorial Plaza(1)	Fee		2010	2005	100.0%	202	$2,951	$15.53	Kmart, Pueblo
339	San German, PR	Camino Real	Fee		1991	2005	100.0%	49	$392	$7.98	Pep Boys
340	San German, PR	Plaza del Oeste	Fee		1991	2005	100.0%	185	$2,572	$14.22	Econo, Kmart
341	Vega Baja, PR	Plaza Vega Baja	Fee		1990	2005	100.0%	185	$1,831	$10.26	Econo, Kmart

	Rhode Island
342	Middletown, RI	Middletown Village	Fee		2003	2007	100.0%	99	$1,439	$14.85	Barnes & Noble, Michaels, Sports Authority
343	Warwick, RI	Warwick Center	Fee	(3)	2004	2007	15.0%	153	$2,370	$19.41	Barnes & Noble, Dick's Sporting Goods, DSW

	South Carolina
344	Anderson, SC	Midtowne Park	Fee	(3)	2008	2014	5.0%	167	$1,949	$11.64	Dick's Sporting Goods, Kohl's, Staples
345	Camden, SC	Springdale Plaza	Fee		2000	1993	100.0%	179	$1,170	$7.44	Belk, Walmart (Not Owned)
346	Charleston, SC	Ashley Crossing	Fee		2011	2003	100.0%	188	$1,700	$9.17	Food Lion, Jo-Ann, Kohl's, Marshalls
347	Columbia, SC	Columbiana Station	Fee	(3)	2003	2007	15.0%	375	$5,204	$14.43	buybuy Baby, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
348	Columbia, SC	Harbison Court	Fee		1991	2002	100.0%	242	$3,187	$13.42	Anna's Linens, Babies "R" Us (Not Owned), Golfsmith, Marshalls, Nordstrom Rack, Ross Dress for Less
349	Greenville, SC	Hobby Lobby Center	Fee	(3)	2004	2014	5.0%	69	$615	$8.93	Hobby Lobby, Walmart (Not Owned)
350	Greenville, SC	Dollar Tree	Fee		2001	2007	100.0%	11	$98	$9.00	—
351	Greenville, SC	The Point	Fee	(3)	2005	2007	20.0%	104	$1,750	$16.77	REI, Whole Foods
352	Greenville, SC	Walmart	Fee		1998	2007	100.0%	200	$1,273	$6.36	Walmart
353	Lexington, SC	Lexington Place	Fee		2003	2007	100.0%	83	$943	$11.56	Kohl's (Not Owned), Office Depot (Not Owned), Publix (Not Owned), Ross Dress for Less, T.J. Maxx
354	Mount Pleasant, SC	Wando Crossing	Fee		2000	1995	100.0%	210	$2,480	$12.27	Marshalls, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
355	Myrtle Beach, SC	The Plaza at Carolina Forest	Fee	(3)	1999	2007	20.0%	140	$1,659	$12.53	Kroger
356	North Charleston, SC	North Pointe Plaza	Fee		2001	2*	100.0%	350	$2,085	$6.60	A.C. Moore, Walmart
357	Simpsonville, SC	Fairview Station	Fee		1990	1994	100.0%	142	$729	$5.66	Ingles, Kohl's
358	Taylors, SC	Hampton Point	Fee		1993	2007	100.0%	58	$464	$8.23	—
359	Taylors, SC	North Hampton Market	Fee	(3)	2004	2007	20.0%	115	$1,278	$11.78	Hobby Lobby, Target (Not Owned)

	Tennessee
360	Brentwood, TN	Cool Springs Pointe	Fee		2004	2000	100.0%	198	$2,692	$13.59	Best Buy, DSW, Ross Dress for Less
361	Chattanooga, TN	Overlook at Hamilton Place	Fee		2004	2003	100.0%	213	$2,213	$10.45	Best Buy, Fresh Market, Hobby Lobby
362	Cleveland, TN	Cleveland Towne Center	Fee	(3)	2008	2014	5.0%	153	$1,715	$12.21	Bed Bath & Beyond, Electronic Express, Kohl's (Not Owned), Michaels, Ross Dress for Less, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
363	Hendersonville, TN	Lowe's Home Improvement	Fee		1999	2003	100.0%	129	$1,140	$8.83	Lowe's
364	Hixson, TN	The Fountains	Fee	(3)	2010	2014	5.0%	132	$856	$6.51	Academy Sports, Kohl's
365	Johnson City, TN	Johnson City Marketplace	GL		2005	2003	100.0%	112	$727	$6.66	Kohl's, Lowe's (Not Owned)
366	Knoxville, TN	Pavilion of Turkey Creek	Fee	(3)	2001	2007	15.0%	277	$3,911	$14.20	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)
367	Knoxville, TN	Town & Country Commons	GL	(3)	1997	2007	15.0%	655	$6,426	$10.17	Best Buy, Burke's Outlet, Carmike Cinemas, Conn's, Dick's Sporting Goods, Jo-Ann, Lowe's, Staples, Tuesday Morning
368	Memphis, TN	American Way	Fee	(3)	1988	2007	20.0%	110	$741	$7.97	Kroger
369	Morristown, TN	Crossroads Square	Fee	(3)	2004	2007	20.0%	70	$211	$12.08	OfficeMax (Not Owned)
370	Nashville, TN	Bellevue Place	Fee	(3)	2003	2007	15.0%	77	$860	$12.16	Bed Bath & Beyond, Home Depot (Not Owned), Michaels
371	Nashville, TN	Willowbrook Commons	Fee	(3)	2005	2007	20.0%	94	$651	$7.90	Kroger
372	Oakland, TN	Oakland Market Place	Fee	(3)	2004	2007	20.0%	65	$398	$6.74	Kroger

	Texas
373	Burleson, TX	McAlister Square	Fee	(3)	2007	2014	5.0%	169	$1,858	$11.31	Academy Sports, Party City
374	Cedar Hill, TX	Cedar Hill Village	Fee	(3)	2002	2014	5.0%	44	$727	$16.96	24 Hour Fitness, JCPenney (Not Owned)
375	Fort Worth, TX	Eastchase Market	Fee	(3)	1997	2014	5.0%	259	$2,670	$10.74	AMC Theatres, Burke's Outlet, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
376	Frisco, TX	Frisco Marketplace	Fee		2003	2003	100.0%	108	$663	$6.51	Kohl's
377	Highland Village, TX	The Marketplace at Highland Village	Fee		2007	2013	100.0%	207	$3,172	$16.13	LA Fitness, Office Depot, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
378	Houston, TX	Greenway Commons	Fee	(3)	2008	2014	5.0%	253	$4,561	$18.31	Costco, LA Fitness
379	Irving, TX	MacArthur Marketplace	Fee		2004	2003	100.0%	252	$2,077	$8.96	Hollywood Theaters, Kohl's, Sam's Club (Not Owned), Walmart (Not Owned)
380	Kyle, TX	Kyle Crossing	Fee		2010	1*	100.0%	114	$1,774	$17.41	Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned)
381	Kyle, TX	Kyle Marketplace	Fee	(3)	2007	2014	5.0%	226	$3,387	$15.75	H-E-B Plus!
382	Lubbock, TX	South Plains Crossing	Fee	(3)	1999	2014	5.0%	144	$1,523	$10.77	Hobby Lobby, Spec's Wine, Spirits & Finer Foods
383	McKinney, TX	McKinney Marketplace	Fee		2000	2003	100.0%	119	$1,216	$10.47	Albertson's (Not Owned), Kohl's
384	Mesquite, TX	The Marketplace at Towne Centre	Fee		2001	2003	100.0%	173	$2,634	$15.71	Cavender's (Not Owned), Home Depot (Not Owned), Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less
385	Pasadena, TX	Kroger Junction	Fee	(3)	1984	2007	20.0%	81	$469	$7.42	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
386	San Antonio, TX	Bandera Pointe	Fee		2002	1*	100.0%	500	$5,835	$12.45	Anna's Linens, Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
387	San Antonio, TX	Terrell Plaza	Fee		2012	2007	100.0%	108	$1,827	$18.71	Ross Dress for Less, Target (Not Owned)
388	San Antonio, TX	Village at Stone Oak	Fee		2007	1*	100.0%	211	$4,942	$27.05	Alamo Drafthouse Cinema
389	San Antonio, TX	Village at Stone Oak	Fee		2007	1*	100.0%	236	$3,175	$15.12	Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
390	Chester, VA	Bermuda Square	Fee		1978	2003	100.0%	136	$1,389	$15.69	Martin's
391	Dumfries, VA	Fortuna Center Plaza	Fee		2006	2013	100.0%	105	$1,631	$15.58	Shoppers Food Warehouse, Target (Not Owned)
392	Fairfax, VA	Fairfax Towne Center	Fee		1994	1995	100.0%	253	$4,890	$19.30	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
393	Glen Allen, VA	Creeks at Virginia Centre	Fee	(3)	2002	2007	15.0%	266	$3,870	$14.90	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
394	Midlothian, VA	Chesterfield Crossing	Fee		2000	2007	100.0%	92	$1,337	$14.47	A.C. Moore, Home Depot (Not Owned), Walmart (Not Owned)
395	Midlothian, VA	Commonwealth Center	Fee		2002	2007	100.0%	165	$2,515	$15.22	Barnes & Noble, Michaels, Stein Mart
396	Newport News, VA	Denbigh Village	Fee		2006	2007	100.0%	341	$1,888	$7.48	Burlington
397	Newport News, VA	Jefferson Plaza	Fee		1999	2007	100.0%	47	$816	$17.36	Costco (Not Owned), Fresh Market
398	Richmond, VA	Downtown Short Pump	Fee		2000	2007	100.0%	126	$2,571	$21.00	Barnes & Noble, Regal Cinemas
399	Richmond, VA	White Oak Village	Fee	(3)	2008	2014	5.0%	432	$6,130	$15.23	JCPenney, K & G Fashion, Lowe's (Not Owned), Martin's, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned)
400	Springfield, VA	Loisdale Center	Fee		1999	2007	100.0%	120	$2,292	$19.05	Barnes & Noble, Bed Bath & Beyond, DSW, hhgregg
401	Springfield, VA	Spring Mall Center	Fee		2001	2007	100.0%	57	$1,058	$18.72	Michaels, The Tile Shop
402	Sterling, VA	Park Place at Cascades Marketplace	Fee		1998	2007	100.0%	102	$1,632	$16.06	Sports Authority, Staples
403	Virginia Beach, VA	Kroger Plaza	Fee	(3)	1997	2007	20.0%	63	$243	$3.83	Kroger
404	Virginia Beach, VA	Indian Lakes Crossing	Fee	(3)	2008	2014	5.0%	71	$1,021	$15.38	Harris Teeter
405	Waynesboro, VA	Waynesboro Commons	Fee	(3)	1993	2007	20.0%	52	$453	$8.64	Kroger
406	Winchester, VA	Winchester Station	Fee	(3)	2005	2014	5.0%	183	$2,584	$14.14	Bed Bath & Beyond, hhgregg, Michaels, Ross Dress for Less, Walmart (Not Owned)
407	Winchester, VA	Apple Blossom Corners	Fee	(3)	1997	2*	20.0%	243	$2,555	$10.84	Books-A-Million, HomeGoods, Kohl's, Martin's

DDR Corp.

Shopping Center Property List at December 31, 2014

									Total	Average
					Year		DDR	Owned	Annualized	Base
			Ownership		Developed/	Year	Ownership	GLA	Base Rent	Rent
	Location	Center/Property(1)	Interest		Redeveloped	Acquired	Interest	(000's)	(000's)	(Per SF)(2)	Key Tenants
	Washington
408	Bellingham, WA	PetSmart	Fee	(3)	1993	2014	5.0%	25	$294	$11.61	Michaels (Not Owned), PetSmart
409	Vancouver, WA	Orchards Market Center	Fee		2005	2013	100.0%	178	$2,754	$15.90	Jo-Ann, LA Fitness, Office Depot, Sportsman's Warehouse

	West Virginia
410	Morgantown, WV	Pierpont Centre	Fee		2000	2007	100.0%	122	$1,322	$10.81	Lowe's (Not Owned), Michaels, Shop 'N Save

	Wisconsin
411	Brookfield, WI	Shoppers World Brookfield	Fee		1967	2003	100.0%	203	$1,709	$9.88	Burlington, Pick 'N Save (Not Owned), Xperience Fitness
412	Brown Deer, WI	Marketplace of Brown Deer	Fee		1989	2003	100.0%	405	$3,466	$8.75	Burlington, hhgregg, Kohl's, Michaels, OfficeMax, Old Navy, Pick 'N Save, T.J. Maxx
413	Racine, WI	Village Center	Fee	(3)	2003	2007	20.0%	241	$2,238	$9.61	Festival Foods, Kohl's
414	Wauwatosa, WI	Pick N Save Center	Fee	(3)	2009	2014	5.0%	70	$1,258	$18.04	Pick 'N Save
415	West Allis, WI	West Allis Center	Fee		1968	2003	100.0%	260	$1,593	$6.13	Kohl's, Marshalls/HomeGoods, Menards (Not Owned), Pick 'N Save

1*	Property developed by the Company.
2*	Original IPO Property.
(1)	Indicates a lifestyle center or an enclosed mall. All other assets are a power center or community shopping center.
(2)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2014.
(3)

One of the 187 properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $3.6 billion (of which the Company's proportionate share is $503.5 million) as of December 31, 2014, and which is not reflected in the consolidated indebtedness.

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

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company
David J. Oakes	36	Chief Executive Officer, President and Chief Financial Officer
Paul W. Freddo	59	Senior Executive Vice President of Leasing and Development
Christa A. Vesy	44	Executive Vice President and Chief Accounting Officer

David J. Oakes was appointed Chief Executive Officer and a Director of the Company on February 10, 2015, and continues to serve as President and Chief Financial Officer, positions in which he has served since January 2013 and February 2010, respectively. Mr. Oakes had served as Senior Executive Vice President and Chief Financial Officer from February 2010 to December 2012, Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and Executive Vice President of Finance and Chief Investment Officer from May 2007 to December 2008.  Prior to joining the Company, Mr. Oakes served as Senior Vice President and Portfolio Manager at Cohen & Steers Capital Management, an investment firm, from April 2002 through March 2007.  In his role, Mr. Oakes oversaw the firm's global and international real estate securities portfolios for the oldest and largest dedicated real estate securities fund manager.  Previously, Mr. Oakes worked as a Research Analyst in global investment research at Goldman Sachs, where he covered U.S. REITs.

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

Part II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2014
First	$16.88	$14.97	$0.155
Second	17.92	16.26	0.155
Third	18.37	16.22	0.155
Fourth	18.84	16.47	0.155
2013
First	$17.74	$15.53	$0.135
Second	19.54	15.60	0.135
Third	17.90	15.24	0.135
Fourth	17.32	14.89	0.135

As of February 17, 2015, there were 7,117 record holders and approximately 34,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2015 dividend policy that it believes will continue to result in significant free cash flow, while still adhering to REIT payout requirements.  In January 2015, the Company declared its first-quarter 2015 dividend of $0.1725 per common share, which represents an increase of 11.3% from the first quarter of 2014, payable on April 7, 2015, to shareholders of record at the close of business on March 12, 2015.

The decision to declare and pay dividends on the common shares in 2015, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.  The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income.  The Company intends to continue to declare quarterly dividends on its common shares; however there can be no assurances as to the timing and amounts of future dividends.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as with ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2014, approximately 76% of the Company’s distributions to shareholders constituted a return of capital, approximately 9% constituted taxable ordinary income dividends and approximately 15% constituted taxable capital gains.

Certain of the Company’s credit facilities and indentures contain financial and operating covenants including the requirement that the Company cannot exceed a total dividend payout ratio of 95% of the Company’s pro rata share of FFO (as defined in the agreement) for the prior 12-month period unless required to maintain REIT status.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares.  Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2014	2,897	$16.73	—	—
November 1–30, 2014	268	18.33	—	—
December 1–31, 2014	53,056	18.36	—	—
Total	56,221	$18.28	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.  The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Revenues	$985,675	$829,935	$707,087	$658,807	$650,987
Expenses:
Rental operations	281,107	239,179	208,261	198,906	194,121
Impairment charges	29,175	19,044	46,741	63,161	84,855
General and administrative	84,484	79,556	76,444	85,221	85,573
Depreciation and amortization	402,825	296,560	219,902	187,907	175,678
	797,591	634,339	551,348	535,195	540,227
Interest income	15,927	23,541	15,800	9,832	7,295
Interest expense	(237,120)	(214,370)	(197,641)	(194,825)	(183,891)
(Loss) gain on debt retirement, net	—	—	(13,495)	(89)	485
Gain (loss) on equity derivative instruments	—	—	—	21,926	(40,157)
Other income (expense), net	(12,262)	(6,408)	(17,806)	(4,987)	(24,069)
	(233,455)	(197,237)	(213,142)	(168,143)	(240,337)
Loss before earnings from equity method investments and other items	(45,371)	(1,641)	(57,403)	(44,531)	(129,577)
Equity in net income of joint ventures	10,989	6,819	35,250	13,734	5,600
Impairment of joint venture investments	(30,652)	(980)	(26,671)	(2,921)	(227)
Gain on sale and change in control of interests, net	87,996	19,906	78,127	25,170	—
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,855)	(2,685)	(1,131)	(973)	(47,922)
Income (loss) from continuing operations	21,107	21,419	28,172	(9,521)	(172,126)
Income (loss) from discontinued operations	89,398	(31,267)	(59,364)	(16,955)	(76,913)
Income (loss) before gain on disposition of real estate	110,505	(9,848)	(31,192)	(26,476)	(249,039)
Gain on disposition of real estate, net of tax	3,060	467	5,863	7,079	1,318
Net income (loss)	$113,565	$(9,381)	$(25,329)	$(19,397)	$(247,721)
Loss (income) attributable to non-controlling interests, net	3,717	(794)	(493)	3,543	38,363
Net income (loss) attributable to DDR	$117,282	$(10,175)	$(25,822)	$(15,854)	$(209,358)

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Earnings per share data – Basic:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)	$(0.14)	$(0.82)
Income (loss) from discontinued operations attributable to DDR shareholders	0.25	(0.10)	(0.20)	(0.06)	(0.21)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)	$(0.20)	$(1.03)
Weighted-average number of common shares	358,122	326,426	291,726	270,278	244,712
Earnings per share data – Diluted:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)	$(0.22)	$(0.82)
Income (loss) from discontinued operations attributable to DDR shareholders	0.25	(0.10)	(0.20)	(0.06)	(0.21)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)	$(0.28)	$(1.03)
Weighted-average number of common shares	358,122	326,426	291,726	271,472	244,712
Dividends declared	$0.62	$0.54	$0.48	$0.22	$0.08

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate (at cost)	$10,335,785	$10,228,061	$8,639,111	$8,270,106	$8,411,239
Real estate, net of accumulated depreciation	8,426,200	8,401,082	6,968,394	6,719,063	6,959,127
Investments in and advances to joint ventures	414,848	448,008	613,017	353,907	417,223
Total assets	9,541,895	9,693,073	8,055,837	7,469,425	7,768,090
Total debt	5,234,707	5,294,674	4,319,143	4,104,584	4,302,000
Equity	3,797,528	3,927,879	3,366,460	3,077,892	3,134,687

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$420,282	$373,974	$304,196	$273,195	$278,124
Investing activities	153,196	(897,859)	(588,430)	200,696	31,762
Financing activities	(638,635)	579,319	274,763	(451,854)	(317,065)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of December 31, 2014, the Company’s portfolio consisted of 415 shopping centers (including 189 shopping centers owned through joint ventures) in which the Company had an economic interest.  These properties consist of shopping centers owned in the United States and Puerto Rico.  At December 31, 2014, the Company owned and managed more than 118 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties.  These amounts do not include 20 assets that the Company has a nominal interest in and has not managed since January 1, 2012.  The Company also owns more than 1,100 acres of undeveloped land, including interests in land.  At December 31, 2014, the aggregate occupancy of the Company’s operating shopping center portfolio in which the Company has an economic interest was 93.5%, and the average annualized base rent per occupied square foot was $13.91.

Current Strategy

The Company has positioned itself for growth by enhancing the quality of its portfolio, lowering its risk profile and simplifying its structure and investments.  During 2014, the Company acquired interests in market-dominant power centers located in large and supply-constrained markets occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime Portfolio” or “Prime Assets,” disposed of non-Prime Assets and selectively acquired its partners’ economic interest in centers held in joint venture structures.  The Company continues to seek to invest in Prime Assets that will improve portfolio quality, credit quality of cash flows and property-level operating results.  To advance these initiatives and further upgrade portfolio quality, the Company has a portfolio management department to identify asset-level opportunities, risks, competition and trends.

In addition to transactional activity, growth opportunities include continued lease-up of the portfolio, as well as selective ground-up development and redevelopment projects.  Further lease-up opportunities include recapturing prime units occupied by weaker retailers and small shop consolidation to accommodate high credit quality national and regional tenants, as well as downsizing of junior anchors in order to enhance the merchandising mix of the assets, provide retailers with the preferred footprint and generate higher blended rents.

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

•

An experienced leasing department dedicated to identifying and recapturing prime units occupied by weaker retailers to take advantage of other higher credit quality retailers’ increased flexibility in terms of size, configuration and location;

•	A capital markets department with broad and diverse relationships with capital providers to facilitate access to secured and unsecured, public and private capital;

•	An experienced funds management team dedicated to generating consistent returns and disclosure for institutional partners;

•	A development/redevelopment department focused on identifying viable projects with attractive returns while adhering to disciplined standards and

•	An overall focus on growth and value creation within the entire portfolio.

Transaction and Capital Markets Highlights

During 2014, the Company completed approximately $4.3 billion of transactions and financing activities, including the following:

•	Sold its entire investment in Sonae Sierra Brazil BV SARL (“SSB”) for gross proceeds of $343.6 million;

•	Formed a joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) and acquired 70 shopping centers in a transaction valued at $1.93 billion (“BRE DDR Retail Holdings III”);

•	Acquired an additional $688.8 million of shopping centers, including the remaining 95% interest in seven centers from its existing joint venture with Blackstone (“Blackstone II Acquisition”);

•

Sold 82 non-Prime operating assets and 16 land parcels for $1.63 billion (47 of these assets were held in joint ventures), including the sale of its interest in SSB.  DDR’s share of these dispositions was $1.21 billion;

•	Dissolved four joint ventures in 2014 and completed the exit of all markets outside North America;

•	Redeemed the remaining $55 million of the 7.375% Class H Cumulative Redeemable Preferred Shares;

•	Closed on a $75.0 million, seven-year non-recourse mortgage loan secured by a shopping center in Puerto Rico with an interest rate of 3.59% and

•	Paid an annual cash dividend of $0.62 per common share, an increase of 14.8% from 2013.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2014 as evidenced by the achievement of the following:

•	Signed leases and renewals for approximately 11 million square feet of GLA which includes 8.2 million square feet of renewal volume, a historic achievement of the Company;

•	Increased the U.S. portfolio occupancy rate to 93.5% at year-end 2014 from 92.6% at year-end 2013;

•	Increased the U.S. annualized base rent per occupied square foot to $13.91 at December 31, 2014, as compared to $13.35 at December 31, 2013 and

•	Achieved blended leasing spreads of greater than 9% for new deals and renewals.

Retail Environment

Retailers continue to open stores to meet their growth and store opening plans.  Many retailers have aggressive store opening plans for 2015 and 2016.  With demand exceeding supply, retailers also continue to be flexible with their design and prototype requirements, in some cases reducing square footage requirements.  Further, the Company continues to see strong demand from a broad range of retailers for its space.

Value-oriented retailers are taking market share from conventional and national chain department stores.  The Company’s largest tenants, including TJX Companies, Walmart/Sam’s Club, Bed Bath & Beyond, PetSmart and Kohl’s, have taken market share from the department stores, while remaining well-capitalized and outperforming other retail categories on a relative basis.  In addition, the Company continues to increase exposure to specialty grocers, which are gaining market share over non-traditional grocers.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2014 (footnotes apply to all further references to noted tenants):

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	3.5%	4.0%
2.	Walmart(B)	3.3%	6.6%
3.	Bed Bath & Beyond(C)	3.0%	3.0%
4.	PetSmart	2.8%	2.4%
5.	Kohl's	2.3%	4.0%
6.	Best Buy	2.1%	1.8%
7.	Dick's Sporting Goods(D)	1.8%	1.8%
8.	Ross Stores(E)	1.8%	2.1%
9.	Michaels	1.7%	1.8%
10.	Gap(F)	1.6%	1.3%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods and Sierra Trading

(B)	Includes Walmart, Sam’s Club and Neighborhood Market

(C)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(D)	Includes Dick’s Sporting Goods, Golf Galaxy and Field and Stream

(E)	Includes Ross Dress for Less and dd’s Discounts

(F)	Includes Gap, Old Navy and Banana Republic

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2014:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies	3.6%	4.1%	2.2%	2.6%
Walmart	3.5%	7.1%	0.5%	0.9%
Bed Bath & Beyond	3.0%	3.0%	2.7%	2.9%
PetSmart	2.8%	2.4%	2.5%	2.2%
Kohl's	2.3%	4.0%	2.3%	3.4%
Best Buy	2.1%	1.9%	1.1%	0.8%
Dick's Sporting Goods	1.8%	1.8%	2.0%	1.9%
Ross Stores	1.8%	2.0%	2.4%	3.0%
Michaels	1.7%	1.7%	2.1%	2.0%
Gap	1.6%	1.3%	1.7%	1.2%
AMC Theatres	1.5%	0.9%	2.1%	1.5%
Kroger(A)	0.5%	0.6%	2.8%	4.1%
Publix	0.1%	0.2%	4.9%	6.6%

(A)	Includes Kroger, Harris Teeter and King Soopers

The Company leased approximately 11 million square feet, including 576 new leases and 878 renewals, for a total of 1,454 leases.  The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2014, the Company had 887 leases expiring in 2015 with an average base rent per square foot of $15.56.  For the comparable leases executed in 2014, the Company generated positive leasing spreads on a pro rata basis of 22.2% for new leases and 7.7% for renewals.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

Leasing Spreads
20%
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
2010
2011
2012
2013
2014
New
Renewal
Blended

For new leases executed during 2014, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.47 per rentable square foot over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

Year in Review—2014 Financial Results

For the year ended December 31, 2014, net income attributable to common shareholders increased compared to 2013 primarily due to the Gain on Sale and Change in Control of Interests recorded, substantially as a result of the sale of the Company’s interest in SSB, as well as the overall improvement in the portfolio quality and related operating results and lower impairment charges.  The following provides an overview of the key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands except per share amounts):

	For the Year Ended December 31,
	2014	2013
Net income (loss) attributable to common shareholders	$91,285	$(43,142)
FFO attributable to common shareholders	$359,637	$372,521
Operating FFO attributable to common shareholders	$420,393	$366,667
Earnings per share – Diluted	$0.25	$(0.14)

During 2014, the Company continued to pursue opportunities to position itself for long-term growth while lowering the Company’s risk profile and cost of capital.  The Company continued to execute on its strategy to enhance the quality of its portfolio by recycling capital from the sale of lower quality assets into the acquisition of Prime Assets with higher growth potential and strengthening the overall operations of its portfolio.  The Company continues to carefully consider opportunities that fit its selective acquisition requirements and remains prudent in its underwriting and bidding practices.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  In 2014, the Financial Accounting Standards Board (the “FASB”) issued Revenue from Contracts with Customers, which will be effective for the Company in 2017.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and that may be subordinate to other senior loans.  Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group.  As such, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms.  Interest income on non-performing loans is generally recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the earnings (or loss) of these joint ventures is included in consolidated net income.

The Company has a number of joint venture arrangements with varying structures.  The Company consolidates entities in which it owns less than a 100% equity interest if it is determined that it is a variable interest entity (“VIE”), and the Company has a controlling interest in that VIE or is the controlling general partner.  The analysis to identify whether the Company is the primary beneficiary of a VIE is based upon which party has (a) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the Company is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  This qualitative assessment has a direct impact on the Company’s financial statements, as the detailed activity of off-balance sheet joint ventures is not presented within the Company’s consolidated financial statements.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.  These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.  If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different and such differences could be material to the consolidated financial statements.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

Off-Balance Sheet Arrangements—Impairment Assessment

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

Measurement of Fair Value—Real Estate and Unconsolidated Joint Venture Investments

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

COMPARISON OF 2014, 2013 AND 2012 RESULTS OF OPERATIONS

Continuing Operations

For the comparison of 2014 to 2013, shopping center properties owned as of January 1, 2013, and for the comparison of 2013 to 2012, shopping center properties owned as of January 1, 2012, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under development or redevelopment and those classified in discontinued operations.

Revenues from Operations (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Base and percentage rental revenues(A)	$693,787	$568,748	$479,368	$125,039	$89,380
Recoveries from tenants(B)	230,987	186,672	156,483	44,315	30,189
Fee and other income(C)	60,901	74,515	71,236	(13,614)	3,279
Total revenues	$985,675	$829,935	$707,087	$155,740	$122,848

(A)	The increase was due to the following (in millions):

	2014 vs. 2013 Increase	2013 vs. 2012 Increase
Acquisition of shopping centers	$109.3	$75.6
Comparable Portfolio Properties	13.9	11.2
Development or redevelopment properties	1.7	0.6
Straight-line rents	0.1	2.0
Total	$125.0	$89.4

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio December 31,
	2014	2013	2012
Centers owned	415	416	452
Aggregate occupancy rate	93.5%	92.2%	91.5%
Average annualized base rent per occupied square foot	$13.91	$14.18	$13.66

	Wholly-Owned Shopping Centers December 31,
	2014	2013	2012
Centers owned	226	243	243
Aggregate occupancy rate	93.9%	93.1%	91.9%
Average annualized base rent per occupied square foot	$14.22	$13.59	$12.92

	Joint Venture Shopping Centers December 31,
	2014	2013	2012
Centers owned	189	173	209
Aggregate occupancy rate	92.8%	90.5%	90.9%
Average annualized base rent per occupied square foot	$13.38	$15.23	$14.58

For the years ended December 31, 2014 and 2013, the Comparable Portfolio Properties’ aggregate occupancy rate was 93.6% and, for the year ended December 31, 2012, 92.9%.  For the years ended December 31, 2014, 2013 and 2012, the Comparable Portfolio Properties’ average annualized base rent per occupied square foot was $14.01, $13.40 and $12.74, respectively.

Comparison of 2014 to 2013

The decrease in the combined and joint venture portfolios’ average annualized base rent per occupied square foot primarily was due to the Company’s sale of its entire interest in SSB.  The combined shopping center and joint venture shopping center portfolios’ rates excluding the SSB assets at December 31, 2013, were $13.35 and $12.84, respectively.

The increase in the wholly-owned portfolio’s average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers, including the Blackstone II Acquisition (see 2014 Strategic Transaction Activity), as well as continued leasing of the existing portfolio at positive rental spreads.

Comparison of 2013 to 2012

The increase in average annualized base rent per occupied square foot primarily was due to the acquisition of Blackstone’s remaining 95% interest in 30 assets (the “Blackstone I Acquisition”), as well as continued leasing of the existing portfolio at positive rental spreads and asset sales.

(B)

The increase in recoveries from tenants primarily was driven by the impact of acquired properties with higher recovery rates.  Recoveries from tenants for all properties on a blended basis were approximately 91.0%, 90.8% and 90.9% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2014, 2013 and 2012, respectively.  The overall increased percentage of recoveries from tenants over the three-year period primarily was attributable to higher occupancy and newly acquired assets.

(C)	Composed of the following (in millions):

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Management, development and other fee income	$31.9	$40.2	$43.7	$(8.3)	$(3.5)
Ancillary and other property income	24.3	28.1	26.2	(3.8)	1.9
Lease termination fees	4.1	5.7	0.9	(1.6)	4.8
Other	0.6	0.5	0.4	0.1	0.1
	$60.9	$74.5	$71.2	$(13.6)	$3.3

Comparison of 2014 to 2013

The decrease in management, development and other fee income in 2014, compared to 2013, was largely the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures, partially offset by BRE DDR Retail Holdings III, the newly formed joint venture with Blackstone, which owns 70 properties.  During 2014, the Company dissolved two joint ventures and acquired eight assets from two other joint ventures.  The Company had 188 joint venture shopping centers at December 31, 2014, as compared to 170 at December 31, 2013.

Comparison of 2013 to 2012

The decrease in management, development and other fee income in 2013, compared to 2012, was largely the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures.  In particular, this fee income decreased as a result of the Blackstone I Acquisition that closed in October 2013 (see 2013 Strategic Transaction Activity).  In addition, during 2013 the Company executed lease terminations with non-performing tenants, with one lease representing $4.4 million of the total.

Expenses from Operations (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Operating and maintenance(A)	$142,336	$129,952	$117,097	$12,384	$12,855
Real estate taxes(A)	138,771	109,227	91,164	29,544	18,063
Impairment charges(B)	29,175	19,044	46,741	10,131	(27,697)
General and administrative(C)	84,484	79,556	76,444	4,928	3,112
Depreciation and amortization(A)	402,825	296,560	219,902	106,265	76,658
	$797,591	$634,339	$551,348	$163,252	$82,991

(A)	The changes were due to the following (in millions):

Comparison of 2014 to 2013

	2014 vs. 2013 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$18.4	$27.7	$100.3
Comparable Portfolio Properties	(3.9)	1.4	6.3
Development or redevelopment properties	(2.1)	0.4	(0.3)
	$12.4	$29.5	$106.3

The increase in depreciation expense for the Comparable Portfolio Properties was attributable to a combination of accelerated depreciation charges related to changes in the estimated useful lives of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2013.

Comparison of 2013 to 2012

	2013 vs. 2012 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$12.2	$16.4	$68.7
Comparable Portfolio Properties	1.1	1.5	2.9
Development or redevelopment properties	(0.4)	0.2	5.1
	$12.9	$18.1	$76.7

The increase in depreciation expense for the development or redevelopment properties was attributable to a combination of accelerated depreciation charges related to changes in the estimated useful lives of certain assets that are expected to be redeveloped in future periods and assets placed in service in 2012.

(B)

The Company recorded impairment charges during the years ended December 31, 2014, 2013 and 2012, primarily related to shopping center assets and land marketed for sale.  These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 5.4%, 4.9% and 4.7% of total revenues, including total revenues of unconsolidated joint ventures, managed properties (in 2012) and discontinued operations, for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Included in general and administrative expenses is a $5.4 million charge recorded in the fourth quarter of 2014 related to the separation of the Company’s former Chief Executive Officer, the terms of which were pursuant to a separation agreement executed on December 31, 2014.

Other Income and Expenses (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Interest income(A)	$15,927	$23,541	$15,800	$(7,614)	$7,741
Interest expense(B)	(237,120)	(214,370)	(197,641)	(22,750)	(16,729)
Loss on debt retirement(C)	—	—	(13,495)	—	13,495
Other income (expense), net(D)	(12,262)	(6,408)	(17,806)	(5,854)	11,398
	$(233,455)	$(197,237)	$(213,142)	$(36,218)	$15,905

(A)

The weighted-average interest rate of loan receivables, including loans to affiliates, was 8.1%, 8.9% and 8.7% at December 31, 2014, 2013 and 2012, respectively.  The change in the amount of interest income recognized in each of the three years primarily is due to preferred equity investments in unconsolidated joint ventures with Blackstone (see 2014 Strategic Transaction Activity and 2013 and 2012 Strategic Transaction Activity) and two additional mezzanine notes executed in 2013.

(B)	The weighted-average debt outstanding and related weighted-average interest rate, including amounts allocated to discontinued operations, are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Weighted-average debt outstanding (in billions)	$5.3	$4.7	$4.3
Weighted-average interest rate	5.0%	5.0%	5.3%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and deferred financing costs) at December 31, 2014, 2013 and 2012, was 4.8%, 4.7% and 4.8%, respectively.  The change in the weighted-average debt outstanding was a result of the acquisition of Prime power centers in 2013 and 2014.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $8.7 million for the year ended December 31, 2014, compared to $8.8 million and $13.3 million for the comparable periods in 2013 and 2012.

(C)	For the year ended December 31, 2012, the Company repurchased $60.0 million aggregate principal amount of its 9.625% senior unsecured notes due 2016 at a premium to par value.

(D)	Other income (expense) was composed of the following (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Transaction, abandoned projects and other (expense) income, net	$(9.2)	$(4.5)	$(7.7)
Litigation-related expenses	(3.2)	(2.2)	(4.7)
Note receivable reserve	(0.5)	—	(4.3)
Debt extinguishment gain (costs), net	0.6	0.3	(1.1)
	$(12.3)	$(6.4)	$(17.8)

Transaction, abandoned projects and other (expense) income, net

In 2014 and 2013, the Company incurred $3.0 and $3.3 million, respectively, in transaction costs related to the acquisition of shopping centers.  In 2014 and 2012, the Company recorded charges of $7.3 million and $4.0 million, respectively, as a result of net termination fees paid to major tenants in connection with two redevelopments.  In 2014, the Company recorded a gain on the sale of securities of $1.4 million.

Litigation-related expenses

Litigation-related expenses include costs incurred by the Company to defend the litigation arising from joint venture assets that were owned through the Company’s investments with the Coventry II Fund.  This litigation is more fully described in Note 9, “Commitments and Contingencies,” of the Company’s consolidated financial statements included herein.

Notes receivable reserve

In 2014 and 2012, the Company recorded a loan loss reserve based upon the estimated collateral value of a non-performing note receivable.

Other Items (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Equity in net income of joint ventures(A)	$10,989	$6,819	$35,250	$4,170	$(28,431)
Impairment of joint venture investments(B)	(30,652)	(980)	(26,671)	(29,672)	25,691
Gain on sale and change in control of interests, net(C)	87,996	19,906	78,127	68,090	(58,221)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,855)	(2,685)	(1,131)	830	(1,554)

(A)	The changes in equity in net income were due to the following:

Comparison of 2014 to 2013

The increase in equity in net income of joint ventures for the year ended December 31, 2014, compared to the prior year primarily was a result of gains recognized in 2014 from the sale of assets held in joint ventures and lower impairment charges, partially offset by lower net income from the Company’s investment in SSB in 2014 related to the sale of its interest in the joint venture (see 2014 Strategic Transaction Activity).

Comparison of 2013 to 2012

The decrease in equity in net income of joint ventures for the year ended December 31, 2013, compared to the prior year primarily was a result of lower net income from the Company’s investment in SSB in 2013 including the impact of foreign currency translation.  In addition, impairment charges were recorded on several assets at other unconsolidated investments.  As discussed below, SSB recorded nonrecurring transactional gains in 2012.  For the year ended December 31, 2013, impairment charges were recorded at unconsolidated shopping center assets of which the Company’s proportionate share was approximately $10.6 million.

At each of December 31, 2013 and 2012, the Company had an approximate 33% interest in Sonae Sierra Brasil, S.A. (“Sonae Sierra Brasil”), an unconsolidated joint venture, which owned real estate in Brazil and is headquartered in Sao Paulo, Brazil.  This entity uses the functional currency of Brazilian real.  The weighted-average exchange rates used for recording the equity in net income into U.S. dollars were 2.26 for the Company’s ownership period in 2014, and 2.14 and 1.94 for the years ended December 31, 2013 and 2012, respectively.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 12 “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)

Since January 1, 2012, the Company has acquired its partners’ interests in 48 shopping centers (eight in 2014, 35 in 2013 and five in 2012).  These properties were previously unconsolidated, and the Company accounted for these transactions as step acquisitions.  In 2014, the activity primarily related to the gains associated with the Company’s sale of its 50% interest in SSB and the Blackstone II Acquisition.  This gain includes the release of $19.7 million of foreign currency translation from Accumulated Other Comprehensive Income.  Additionally, in 2012, the Company sold its interest in two investments.  Due to the change in control that occurred, the Company recorded an aggregate net gain associated with these transactions related to the difference between the Company’s carrying value and fair value of the previously held equity interests.

Discontinued Operations (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Loss from discontinued operations(A)	$(6,611)	$(42,541)	$(63,211)	$35,930	$20,670
Gain (loss) on disposition of real estate, net of tax	96,009	11,274	3,847	84,735	7,427
	$89,398	$(31,267)	$(59,364)	$120,665	$28,097

(A)	The Company sold 35 properties in 2014 aggregating 5.7 million square feet, 39 properties in 2013 aggregating 2.9 million square feet and 29 properties in 2012 aggregating 3.1 million square feet.

Included in the reported loss for the years ended December 31, 2014, 2013 and 2012, are $8.9 million, $53.6 million and $79.7 million, respectively, of impairment charges related to assets classified as discontinued operations.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	2014	2013	2012	2014 vs. 2013 $ Change	2013 vs. 2012 $ Change
Gain on disposition of real estate, net(A)	$3,060	$467	$5,863	$2,593	$(5,396)
Loss (income) attributable to non-controlling interests, net(B)	3,717	(794)	(493)	4,511	(301)
Net income (loss) attributable to DDR(C)	117,282	(10,175)	(25,822)	127,457	15,647

(A)

Amounts are generally attributable to the sale of land.  The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

(B)

Change in non-controlling interests for the year ended December 31, 2014, compared to 2013 primarily was the result of the net gain/loss allocated to the minority partners related to the sale of land held for development in Russia and in Canada and the sale of a shopping center asset in 2014.  In 2014, the Company divested all of its interests in assets outside North America.

(C)

For the year ended December 31, 2014, the increase in net income attributable to DDR compared to 2013 primarily was due to the Gain on Sale and Change in Control of Interests recorded substantially related to the sale of the Company’s interest in SSB and the overall improvement in the portfolio quality and related operating results, as well as a reduction in asset impairment charges.

NON-GAAP FINANCIAL MEASURES

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs.  FFO and Operating FFO are frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs.

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

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property and related investments, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments, (iv) extraordinary items and (v) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).  Other real estate companies may calculate FFO in a different manner.

The Company believes that certain gains and charges recorded in its operating results are not reflective of its core operating performance.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income/loss determined in accordance with GAAP as well as FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not indicative of the results of the Company’s operating real estate portfolio.  The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements.  The adjustment for these charges and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO.  Additionally, the Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s income from continuing operations.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements.

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	For the Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	$ Change	$ Change
FFO attributable to common shareholders	$359.6	$372.5	$312.4	$(12.9)	$60.1
Operating FFO attributable to common shareholders	420.4	366.7	305.3	53.7	61.4

Comparison of 2014 to 2013

The decrease in FFO for the year ended December 31, 2014, compared to 2013, primarily was due to the impact of asset dispositions, including the sale of the Company’s interest in SSB, an increase in impairment charges of non-depreciable assets and an executive separation charge.  These factors were partially offset by the impact of Prime power center acquisitions, organic growth and the reduction of the write-off of the original issuance costs from the redemption of the 7.375% Class H Cumulative Redeemable Preferred Shares (“Class H Preferred Shares”) compared to 2013.

The increase in Operating FFO for the year ended December 31, 2014, compared to 2013, primarily was due to the same factors impacting FFO.

Comparison of 2013 to 2012

The increase in FFO for the year ended December 31, 2013, compared to 2012, primarily was due to organic growth and net shopping center acquisition activity and the gain on change in control of interests recorded in 2013, a reduction in impairment charges of non-depreciable assets and the loss on debt retirement related to the Company’s repurchase of the senior unsecured notes in 2012.

The increase in Operating FFO for the year ended December 31, 2013, as compared to 2012, primarily was due to organic growth, as well as shopping center acquisition transactions, partially offset by asset dispositions.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common shareholders	$91.3	$(43.1)	$(60.3)
Depreciation and amortization of real estate investments	410.2	314.7	242.8
Equity in net income of joint ventures	(11.0)	(6.8)	(35.2)
Impairment of depreciable joint venture investments	—	—	26.7
Joint ventures' FFO(A)	30.3	49.4	53.6
Non-controlling interests (OP Units)	0.7	0.2	0.2
Impairment of depreciable real estate assets, net of non-controlling interests	19.4	69.6	96.3
Gain on disposition of depreciable real estate	(181.3)	(11.5)	(11.7)
FFO attributable to common shareholders	359.6	372.5	312.4
Non-operating items, net(B)	60.8	(5.8)	(7.1)
Operating FFO attributable to common shareholders	$420.4	$366.7	$305.3

(A)

At December 31, 2014, 2013 and 2012, the Company had an economic investment in unconsolidated joint venture interests related to 188, 170 and 206 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net loss attributable to unconsolidated joint ventures	$(2.6)	$(164.9)	$(49.4)
Depreciation and amortization of real estate investments	164.7	226.6	228.7
Impairment of depreciable real estate assets	32.7	93.2	57.2
(Gain) loss on disposition of depreciable real estate, net	(65.1)	18.7	(65.1)
FFO	$129.7	$173.6	$171.4
FFO at DDR's ownership interests	$30.3	$49.4	$53.6
Operating FFO at DDR's ownership interests(B)	$31.4	$48.5	$54.2

Other Data:
Straight-line rental revenue	$3.6	$3.5	$4.9
DDR's proportionate share	0.6	0.6	0.8

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the years ended December 31, 2014, 2013 and 2012 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

	For the Year Ended December 31,
	2014	2013	2012
Impairment charges – non-depreciable assets	$49.3	$4.0	$30.2
Executive separation charges	5.6	0.7	1.0
Loss on debt retirement, net(A)	—	—	13.5
Other (income) expense, net(B)	13.7	5.4	17.9
Equity in net loss (income) of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	1.1	(0.9)	0.6
Gain on sale and change in control of interests, net	(4.3)	(19.9)	(70.8)
Discontinued operations – debt extinguishment costs	—	—	0.2
Gain on disposition of non-depreciable real estate, net of non-controlling interests and foreign currency	(6.5)	(0.3)	(5.5)
Write-off of preferred shares original issuance costs(A)	1.9	5.2	5.8
Total adjustments from FFO to Operating FFO	60.8	(5.8)	(7.1)
FFO attributable to common shareholders	359.6	372.5	312.4
Operating FFO attributable to common shareholders	$420.4	$366.7	$305.3

(A)	Amount agrees to the face of the consolidated statements of operations.

(B)	Amounts included in other income/expense as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Transaction and other (income) expense, net	$10.6	$3.5	$7.7
Litigation-related expenses	3.2	2.2	4.8
Note receivable reserve	0.5	—	4.3
Debt extinguishment (gain) costs, net	(0.6)	(0.3)	1.1
	$13.7	$5.4	$17.9

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons or to further strengthen the financial position of the Company.  In 2014, the Company continued to strategically allocate cash flow from operating and financing activities.

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 115 basis points at December 31, 2014, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company's pro rata share of Funds From Operations (as defined in the agreement) for the prior 12-month period unless required to maintain REIT status.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2014, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2015 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2014 (in millions):

Cash and cash equivalents	$20.9
Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(29.0)
Letters of credit	(10.9)
Borrowing capacity available	$775.1

At December 31, 2014, the Company had a continuous equity program that allowed for the future issuance of up to $250.0 million of common shares.  As of February 17, 2015, the Company had available for future issuance up to $234.6 million of its common shares under this program.

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

At December 31, 2014, the Company’s 2015 debt maturities consisted of $153.0 million of unsecured notes, $350.0 million of convertible unsecured notes and $434.2 million of consolidated mortgage debt.  The Company expects to fund these obligations from public debt offerings, possible refinancing opportunities, utilization of its Revolving Credit Facilities or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s Unsecured Term Loan, $100.0 million of debt under the Company’s Secured Term Loan and amounts outstanding on the Revolving Credit Facilities.

Management believes the scheduled debt maturities in 2015 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturing in 2015with the goal of executing a strategy to extend debt duration, lower leverage, increase liquidity and improve the Company’s credit ratings with the goal of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

The Company’s unconsolidated joint venture mortgage debt attributable to the Coventry II Fund assets that had matured and was past due at December 31, 2014, or was maturing in 2015 (see Off-Balance Sheet Arrangements, Coventry II Fund and Note 9 “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein), was $155.1 million at December 31, 2014 (of which the Company’s proportionate share was $26.6 million).

At December 31, 2014, the Company’s remaining unconsolidated joint venture mortgage debt maturing in 2015 was $20.1 million (of which the Company’s proportionate share was $4.0 million), which was refinanced in February 2015.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Cash flow provided by operating activities	$420,282	$373,974	$304,196
Cash flow provided by (used for) investing activities	153,196	(897,859)	(588,430)
Cash flow (used for) provided by financing activities	(638,635)	579,319	274,763

Operating Activities:  The change in cash flow from operating activities for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily was due to a full year of cash flow from assets acquired in 2013 and an increase in cash flow from those assets acquired in 2014 from the date of acquisition.

Investing Activities:  The change in cash flow from investing activities for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily was due to proceeds received from the sale of assets, mainly from the Company’s 50% interest in SSB, and a decrease in real estate acquisitions, partially offset by an increase in advances to joint ventures.

Financing Activities:  The change in cash flow from financing activities for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily was due to an increase in overall debt repayment activity and a decrease in proceeds from the issuance of common shares and senior notes.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $246.9 million in 2014, as compared to $205.4 million of cash dividends paid in 2013 and $169.8 million of cash dividends paid in 2012.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2014.

The Company declared cash dividends of $0.62 per common share in 2014.  In January 2015, the Company declared its first quarter 2015 dividend of $0.1725 per common share payable on April 7, 2015, to shareholders of record at the close of business on March 12, 2015.  The Board of Directors of the Company expects to continue to monitor the 2015 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2014 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets located in large and supply-constrained markets occupied by high credit quality retailers.  Transactions are completed both on balance sheet and through off-balance sheet joint venture arrangements with top tier, well capitalized partners.

Acquisitions

In 2014, the Company acquired five Prime Assets (Roseville, California; Colorado Springs, Colorado; Chicago; Illinois; Cincinnati, Ohio and Philadelphia, Pennsylvania).  In addition, the Company acquired its partner’s share of eight assets held through joint ventures.  These assets aggregate 2.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $688.8 million.  The Company assumed $281.7 million of mortgage debt at a fair value of $293.3 million and issued 1.0 million Operating Partnership Units (“OP Units”) valued at $17.9 million at closing in connection with these acquisitions.

Dispositions

Disposition of Joint Venture Interest

In 2014, the Company sold its entire investment in SSB for $343.6 million to Mr. Alexander Otto and certain of his affiliates.  Through this investment, the Company owned an approximate 33% interest in Sonae Sierra Brasil, as well as an indirect ownership in the Parque Dom Pedro shopping center.  Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with Mr. Otto, which entities purchased a portion of the Company’s ownership in SSB.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  The transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by Mr. Otto recusing themselves.

Other Dispositions

In 2014, the Company sold 35 shopping center properties, aggregating 5.7 million square feet, and other consolidated non-income producing assets for an aggregate sales price of $654.0 million.  The Company recorded a net gain of $99.1 million, which excludes the impact of an aggregate $102.7 million in related impairment charges that were recorded in prior periods related to the assets sold in 2014.  One of the land parcels sold was the entire acreage of land held for development in Russia.

In 2014, the Company’s unconsolidated joint ventures had the following sales transactions, of which the Company’s proportionate share of the gain was $11.9 million (dollars in millions and square feet in thousands):

Joint Venture	Effective Ownership Percentage	Owned Square Feet	Sales Price
DDR Markaz II LLC (13 assets)(A)	20%	1,630	$166.1
BRE DDR Retail Holdings I (13 assets)(A)	5%	2,001	180.7
DDR – SAU Retail Fund, LLC (four assets)	20%	357	27.0
DDR Domestic Retail Fund I (three assets)	20%	298	44.7
Coventry II Fund (four assets)	20%	387	61.9
Total		4,673	$480.4

(A)	Represents a liquidation of the joint venture.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into the acquisition of higher quality assets with long-term growth potential.  The Company has been marketing certain assets for sale that do not meet the Company’s current business strategy.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being considered for sale, the use of sale proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  Accordingly, if actual results differ from expectations, it is possible that additional assets could be sold in subsequent periods for a gain or loss after taking into account the above considerations.

Transactions with Blackstone

The Company has invested in several joint venture arrangements with Blackstone.  Each of the joint ventures is structured with Blackstone owning 95% of the common equity and a consolidated affiliate of DDR owning the remaining 5%.  DDR also invested preferred equity in each joint venture.  The transactions completed are as follows:

BRE DDR Retail Holdings I

In 2012, BRE DDR Retail Holdings I, a joint venture between consolidated affiliates of the Company and Blackstone, acquired a portfolio of 44 shopping centers aggregating 10.6 million square feet of GLA.  The transaction was valued at $1.4 billion.  The Company contributed $17.0 million to the joint venture for its common equity interest and also invested $150.0 million in preferred equity in the joint venture with a fixed dividend rate of 10% per annum.

In 2013, the Company acquired Blackstone’s 95% interest in 30 of these shopping centers aggregating 11.8 million square feet of GLA (“Blackstone I Acquisition”).  The transaction was valued at $1.55 billion at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $792.9 million of mortgage debt, at face value, of which $395.0 million was repaid by December 31, 2013.  In addition, $160.1 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon closing.  The portfolio of properties has been owned, developed, leased and managed through various ventures affiliated with the Company since 1995.  The Company recorded a Gain on Change in Control of Interests of $18.8 million related to this transaction.

In 2014, DDR acquired Blackstone’s 95% interest in one Prime power center asset for $14.8 million. The Company recorded a Gain on Change in Control of Interests of $0.3 million related to this transaction.  The other 13 assets were sold to third parties in multiple transactions in 2014.

BRE DDR Retail Holdings II

In 2013, consolidated affiliates of the Company and Blackstone acquired a portfolio of seven shopping centers aggregating approximately 2.4 million square feet of GLA.  The purchase price in 2013 was $332.0 million, including assumed debt of $206.6 million and $28.0 million of new mortgage debt.  DDR also invested $30.0 million in preferred equity in the joint venture with a fixed dividend rate of 9% per annum.

In 2014, the Company acquired sole ownership of these assets.  The transaction was valued at $395.3 million at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $233.3 million of mortgage debt, at face value, of which $28.0 million was repaid upon closing.  In addition, $31.2 million of the preferred equity interest previously funded by the

Company was repaid upon closing.  The Company recorded a Gain on Change in Control of Interests of $4.0 million related to this transaction.

BRE DDR Retail Holdings III

In 2014, a newly formed joint venture between a consolidated affiliate of the Company and Blackstone acquired 70 shopping centers (“BRE DDR Retail Holdings III”), aggregating 11.4 million square feet of owned-GLA, in a transaction valued at $1.93 billion.  DDR invested $19.6 million in common equity and $300 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $436.8 million and new financing of $800.0 million. DDR provides customary leasing and management services and has the right of first offer to acquire 10 of the assets under specified conditions consistent with past transactions with Blackstone.

Development and Redevelopment Opportunities

The Company will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.  The Company will continue to closely monitor its expected spending in 2015 for developments and redevelopments as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture development projects in 2015.

One of the important benefits of the Company’s asset class is the ability to phase development and redevelopment projects over time until appropriate leasing levels can be achieved.  To maximize the return on capital spending, the Company generally adheres to strict investment criteria thresholds.  The Company also evaluates the credit quality of the tenants and, in the case of redevelopments, generally seeks to upgrade the retailer merchandise mix. The Company applies this strategy to both its consolidated and certain unconsolidated joint ventures that own assets under development and redevelopment because the Company has significant influence and, in most cases, approval rights over decisions relating to significant capital expenditures.

The Company’s consolidated land holdings are classified in two separate line items on the consolidated balance sheets included herein, (i) Land and (ii) Land Held for Development and Construction in Progress.  At December 31, 2014, the $2.2 billion of Land classified on the Company’s balance sheet primarily consisted of land that is part of its operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 116 acres of this land, which has a recorded cost basis of approximately $9 million, is available for future development.

Included in Land Held for Development and Construction in Progress at December 31, 2014, were $147.9 million of recorded costs related to land and projects under development, for which active construction has temporarily ceased or has not yet commenced.  The Company estimates that if it proceeded with the development of these sites, approximately 2.0 to 3.0 million square feet of GLA could be developed.  Based on the Company’s intentions and business plans, the Company believes that the expected undiscounted cash flows exceed its current carrying value on each of these projects.  However, if the Company were to dispose of certain of these assets in the market, the Company would likely incur a loss, which may be material.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested approximately $247.3 million in various development and redevelopment projects and expects to bring at least $200 million of investments in service in 2015 on a net basis, after deducting sales proceeds from outlot sales.

At December 31, 2014, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at December 31, 2014
Orlando, Florida (Lee Vista)	4Q15	367	$102.7	$101.0	$29.6
Seabrook, New Hampshire (Seabrook Town Center)	2Q14	170	109.9	90.0	77.2
New Haven, Connecticut (Guilford Commons)	4Q15	131	66.3	66.3	31.0
Merriam, Kansas (Merriam Village)	3Q14	60	22.1	20.2	19.1
Total		728	$301.0	$277.5	$156.9

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  At December 31, 2014, the Company’s significant consolidated redevelopment projects were as follows (dollars in millions and GLA in thousands):

Location	Owned GLA Subject to Redevelopment	Total GLA Subject to Redevelopment	Estimated Gross Cost	Cost Incurred at December 31, 2014
Long Beach, California (The Pike at Rainbow Harbor)	211	211	$69.7	$11.7
Bayamon, Puerto Rico (Plaza Del Sol)	102	102	32.5	26.9
Phoenix, Arizona (Ahwatukee Foothills Town Center)	220	220	18.2	9.3
Plant City, Florida (Lake Walden Square)	120	127	17.1	11.9
Chester, Virginia (Bermuda Square)	66	133	17.6	6.1
Columbia, South Carolina (Harbison Court)	47	47	9.7	7.2
Schaumburg, Illinois (Woodfield Village Green)	22	22	8.8	7.0
Total	788	862	$173.6	$80.1

For redevelopment assets completed in 2014, the assets placed in service were completed at approximately $134 cost per square foot.

2013 and 2012 Strategic Transaction Activity

Acquisitions and Investments

In 2013, in addition to the assets acquired from Blackstone discussed above, the Company acquired nine shopping centers, five of which were acquired from its unconsolidated joint venture partners, and parcels adjacent to existing shopping centers.  These assets aggregated 2.0 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $462.1 million.  The Company assumed $139.4 million of mortgage debt at a fair value of $148.5 million in connection with these acquisitions.  The Company recorded a Gain on Change in Control of Interests of $1.1 million related to the five assets acquired from unconsolidated joint venture partners.

In 2013, the Company originated two mezzanine loans aggregating $28.5 million that were collateralized by a development project and a Prime Asset, both in Chicago, Illinois, and earned interest ranging between 9.0% and 9.5% per annum.  In 2014, the Company applied one of these loans toward the purchase price of the development project acquired in Chicago, Illinois.

In 2012, the Company acquired nine shopping centers, five of which were acquired from its unconsolidated joint venture partners.  These assets aggregate 3.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $663.4 million.  The Company assumed $24.4 million of mortgage debt at a fair market value of $25.4 million in connection with these acquisitions.  The Company recorded a Gain on Change in Control of Interests of $80.0 million related to the five assets acquired from unconsolidated joint venture partners.

Dispositions

In 2013, the Company sold 39 shopping center properties, aggregating 2.9 million square feet, and other consolidated non-income producing assets at an aggregate sales price of $239.6 million.  The Company recorded a net gain of $11.7 million, which excludes the impact of an aggregate $86.8 million in related impairment charges that were recorded in prior periods related to the assets sold in 2013. The Company’s unconsolidated joint ventures sold 26 shopping center properties, excluding those properties acquired by the Company as described above, aggregating 2.4 million square feet for an aggregate sales price of $163.4 million, of which the Company’s proportionate share of the gain was approximately $4.0 million.

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

Development and Redevelopments

In 2013, the Company opened Belgate Shopping Center, the Company's first ground-up domestic development completed since 2009.  Belgate is a 900,000-square-foot Prime Asset in Charlotte, North Carolina, anchored by IKEA, Walmart and a complementary lineup of premier junior anchors.

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company invested an aggregate of $201.8 million and $82.4 million in various development and redevelopment projects on a net basis, after deducting sales proceeds from outlot sales, during 2013 and 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties, one development project and one management company.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment aggregating $305.3 million at December 31, 2014, with an annual interest rate of 8.5% due from its joint venture with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.6 billion and $3.3 billion at December 31, 2014 and 2013, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.  In connection with one of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, which aggregated $4.9 million at December 31, 2014.

Coventry II Fund

At December 31, 2014, the Company maintained several investments with the Coventry II Fund.  The Company co-invested approximately 20% in each joint venture.  The Company’s management and leasing agreements with the joint ventures expired according to their terms on December 31, 2011, and the Company decided not to renew these agreements.  The Company and the Coventry II Fund have been parties to certain litigation (see Note 9, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein).  On October 10, 2014, the Company and Coventry entered into a settlement agreement.  The agreement, which is subject to various contingencies, provides for mutual releases of all claims and the dismissal of the pending litigation.

As of December 31, 2014, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $0.9 million.  In 2014, the asset owned by Coventry II DDR Westover LLC was sold for an aggregate gain of $18.4 million, of which the Company’s share was $4.4 million.  In addition, an asset in Chicago, Illinois, was foreclosed upon by the lender, and three assets owned by the Service Holdings LLC were sold, all of which had been previously written down its investment to zero in these four assets.  The Company does not anticipate expending a significant amount of funds pursuant to the terms of the settlement or to address ongoing operational needs.

A summary of the Coventry II Fund investments as of December 31, 2014, is as follows (in millions):

Unconsolidated Real Estate Ventures	Shopping Center or Development Owned	Loan Balance Outstanding at December 31, 2014
Coventry II DDR Bloomfield LLC	Detroit, Michigan	$21.9	(A), (B), (C), (D)
Coventry II DDR Buena Park LLC	Orange County, California	73.0	(B)
Coventry II DDR Fairplain LLC	Benton Harbor, Michigan	18.3	(B)
Coventry II DDR Phoenix Spectrum LLC	Phoenix, Arizona	64.9
Coventry II DDR Totem Lakes LLC	Seattle, Washington	27.5	(B), (D)
Service Holdings LLC	16 retail sites in several states	59.7	(B), (C), (D)
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

(B)	As of February 17, 2015, lenders were managing the cash receipts and expenditures related to the assets collateralizing these loans.
(C)	As of February 17, 2015, these loans were in default and the Coventry II Fund is exploring a variety of strategies with the lenders.
(D)	The Company has written its investment basis in this joint venture down to zero and is no longer reporting an allocation of income or loss.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets.  The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $5.2 billion at December 31, 2014, compared to $5.3 billion and $4.3 billion at December 31, 2013 and 2012, respectively.

Debt and equity financings are summarized as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Equity:
Common shares(A)	$16.6	$827.3	$510.7
OP Units(B)	18.3	—	—
Preferred shares	—	150.0	200.0
Debt:
Unsecured notes	—	600.0	450.0
Unsecured Term Loan	—	—	350.0
Construction	19.3	15.7	—
Mortgage financing(C)	130.5	30.9	368.0
Mortgage debt assumed	281.7	932.3	24.4
Total debt	431.5	1,578.9	1,192.4
	$466.4	$2,556.2	$1,903.1

(A)	The Company issued 0.9 million common shares through its Continuous Equity Program and Dividend Reinvestment Plan in 2014.

(B)	The Company issued 1.0 million OP Units in conjunction with the purchase of an asset in Chicago, Illinois, in 2014.

(C)	Included above is a $75.0 million non-recourse mortgage loan secured by a shopping center in Puerto Rico. The loan has a seven-year term and an interest rate of 3.59%.

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

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s Unsecured Term Loan, $100.0 million of debt under the Company’s Secured Term Loan and amounts outstanding on the Revolving Credit Facilities.

CAPITALIZATION

At December 31, 2014, the Company’s capitalization consisted of $5.2 billion of debt, $350.0 million of preferred shares and $6.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $18.36, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2014), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratios of 0.47 to 1.0 and 0.45 to 1.0 at December 31, 2013 and 2012, respectively.  The closing prices of the common shares on the New York Stock Exchange were $15.37 and $15.66 at December 31, 2013 and 2012, respectively.  The Company’s total debt consisted of the following (in billions):

	December 31,
	2014	2013
Fixed-rate debt(A)	$4.8	$5.0
Variable-rate debt	0.4	0.3
	$5.2	$5.3

(A)

Includes $530.0 million and $631.4 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at December 31, 2014 and 2013, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 23 years.  In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$5,205.0	$959.0	$1,426.9	$691.0	$2,128.1
Interest payments(A)	893.9	233.0	330.4	202.8	127.7
Operating leases	144.6	3.7	6.6	5.6	128.7
Total	$6,243.5	$1,195.7	$1,763.9	$899.4	$2,384.5

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2014, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2014 (or the pricing and term of the amended Revolving Credit Facilities and Secured Term Loan), is

assumed to remain in effect until the respective initial maturity date of each instrument.  Does not reflect the impact of the issuance of unsecured notes and subsequent repayment of term loans (see Financing Activities).

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $52.2 million for its consolidated properties at December 31, 2014.  These obligations, composed principally of construction contracts, are generally due in 12 to 36 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

At December 31, 2014, the Company had letters of credit outstanding of $31.3 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

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

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2014, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.9 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans, health and welfare benefits, participation in Company retirement plans and reimbursement of various qualified business expenses.  These employment agreements may also provide for certain perquisites (e.g., disability insurance coverage, reimbursement of country or social club expenses related to the conduct of the Company’s business, etc.).  The employment agreements for the Company’s Chief Executive Officer, President and Chief Financial Officer and certain other senior executive officers extend through December 31, 2015, and are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for 2015 and 2016.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was 11 million square feet of space for new leases and renewals for the year ended December 31, 2014.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants exceeding 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%; Walmart at 3.3% and Bed Bath & Beyond at 3.0%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been rapidly growing their omnichannel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at December 31, 2014, as evidenced by the increase in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy, excluding the results of SSB, was 93.5% at December 31, 2014, as compared to 92.6% at December 31, 2013.  The Company continues to sign new leases at rental rates that have reflected consistent annual growth.

The total portfolio average annualized base rent per occupied square foot, excluding the results of SSB, was $13.91 at December 31, 2014, as compared to $13.35 at December 31, 2013.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime Assets with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2014 for the U.S. portfolio was only $4.47 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to Item 1A. Risk Factors, included elsewhere in this report.

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

•

The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn, resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

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

•

The Company may not realize anticipated returns from its real estate assets outside the contiguous United States, which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition.  The Company owns significant assets in Puerto Rico;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2014				December 31, 2013
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt (A)	$4,806.5	3.9	5.1%	91.8%	$4,967.9	4.7	4.9%	93.8%
Variable-Rate Debt (A)	$428.2	2.9	1.5%	8.2%	$326.8	3.9	1.7%	6.2%

(A)	Adjusted to reflect the $530.0 million and $631.4 million of variable-rate debt at December 31, 2014 and 2013, respectively, that LIBOR was swapped to at a fixed rate of 1.3% for both periods.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	December 31, 2014				December 31, 2013
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt (A)	$2,215.4	$379.5	3.4	5.3%	$2,504.2	$454.3	3.7	5.6%
Variable-Rate Debt (A)	$1,337.4	$124.0	1.9	3.0%	$778.4	$175.8	5.3	8.2%

(A)	Adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2014.

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At December 31, 2014 and 2013, the interest rate on the Company’s $530.0 million and $631.4 million, respectively, consolidated floating rate debt was swapped to fixed rates.  At December 31, 2014, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $530.0 million and $631.4 million of variable-rate debt that was swapped to a fixed rate at December 31, 2014 and 2013, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2014 and 2013, is summarized as follows (in millions):

	December 31, 2014					December 31, 2013
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,806.5	$5,108.4	(A)	$4,944.7	(B)	$4,967.9	$5,226.7	(A)	$4,958.4	(B)
Company's proportionate share of joint venture fixed-rate debt	$379.5	$398.2		$386.6		$454.3	$467.3		$454.1

(A)	Includes the fair value of Swaps, which was a liability of $4.3 million, net, and $3.2 million, net, at December 31, 2014 and 2013, respectively.

(B)	Includes the fair value of Swaps, which was an asset of $8.8 million, net, and $15.5 million, net, at December 31, 2014 and 2013, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2014, would result in an increase in interest expense of approximately $4.3 million for the Company and $1.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2014.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2014, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on the evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2014, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investors—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2015 Proxy Statement”), and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure” “Compensation Discussion and Analysis” and “Proposal Two:  Shareholders Advisory Vote to Approve the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the Company’s 2015 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the Company’s 2015 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2014, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,961,228	(2)	$22.48	—
Equity compensation plans not approved by security holders	—		—	N/A
Total	2,961,228		$22.48	—

(1)	Includes the Company’s 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 1,165,222 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” and “Proposal One:  Election of Directors—Transactions with the Otto Family” sections of the Company’s 2015 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three:  Ratification of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2015 Proxy Statement.

 PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Operations for the three years ended December 31, 2014.

Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014.

Consolidated Statements of Equity for the three years ended December 31, 2014.

Consolidated Statements of Cash Flows for the three years ended December 31, 2014.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2014.

III — Real Estate and Accumulated Depreciation at December 31, 2014.

IV — Mortgage Loans on Real Estate at December 31, 2014.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Financial statements for two of the Company’s unconsolidated joint venture companies, DDRM Properties LLC and Sonae Sierra Brazil BV SARL, are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2013.

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

			Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
2	2.2

Share Purchase Agreement, dated as of April 28, 2014, among Alexander Otto, AROSA Vermögensverwaltungsgesellschaft m.b.H. and CURA Beteiligungsgesellschaft Brasilien m.b.H., and DDR Luxembourg, S.à r.l. and

DDR Luxembourg II, S.à r.l.**

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

			Annual Report on Form 10-K (Filed with the SEC on February 27, 2014; File No. 001-11690)
4	4.27

Eighteenth Supplemental Indenture, dated as of January 22, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on January 22, 2015; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.28	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.29	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.30	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.31

Eighth Amended and Restated Credit Agreement, dated as of October 20, 2010, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

			Current Report on Form 8-K (Filed with the SEC on October 21, 2010; File No. 001-11690)
4	4.32

Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

			Current Report on Form 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)
4	4.33

Amendment No. 2 to the Eighth Amended and Restated Credit Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

			Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)
4	4.34

Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement

			Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)
4	4.35

First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement

			Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)
10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10	10.10	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.12	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.14	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.16	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.17	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.18	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.19	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.20	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.21	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.22	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.23	Promotion Grant Agreement, dated January 1, 2010, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)
10	10.24	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.25	Form of Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.26	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.27	Form of 2013 Value Sharing Equity Program Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.28	Amended and Restated Employment Agreement, dated July 29, 2009, by and between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.29	First Amendment to the Amended and Restated Employment Agreement, dated December 31, 2012, by and between the Company and Daniel B. Hurwitz*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.30	Mutual Separation Agreement and Release, dated December 29, 2014 as amended December 31, 2014, between Daniel B. Hurwitz and DDR Corp.*	Filed herewith
10	10.31	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.32	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.33	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.34	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.35	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.36	First Amendment to the Employment Agreement, dated February 27, 2013, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on March 4, 2013; File No. 001-11690)
10	10.37	Second Amendment to the Employment Agreement, dated February 28, 2014, by and between DDR Corp. and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2014; File No. 001-11690)
10	10.38	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.39	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.40	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.41	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.42	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.43	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive and financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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

Financial statements for two of the Company’s unconsolidated joint venture companies, DDRM Properties LLC and Sonae Sierra Brazil BV SARL, are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DDR Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.    Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 26, 2015

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Land	$2,208,468	$2,209,970
Buildings	7,087,040	6,949,440
Fixtures and tenant improvements	645,035	599,221
	9,940,543	9,758,631
Less: Accumulated depreciation	(1,909,585)	(1,823,199)
	8,030,958	7,935,432
Land held for development and construction in progress	395,242	452,980
Real estate held for sale, net	—	12,670
Total real estate assets, net	8,426,200	8,401,082
Investments in and advances to joint ventures	414,848	448,008
Cash and cash equivalents	20,937	86,664
Restricted cash	11,375	33,476
Accounts receivable, net	132,661	129,513
Notes receivable, net	56,245	78,338
Deferred charges, less accumulated amortization of $38,796 and $41,605, respectively	28,187	38,124
Other assets, net	451,442	477,868
	$9,541,895	$9,693,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,765,893	$2,754,120
Unsecured term loan	350,000	350,000
Revolving credit facilities	29,009	29,133
	3,144,902	3,133,253
Secured indebtedness:
Secured term loan	400,000	400,000
Mortgage indebtedness	1,689,805	1,761,421
	2,089,805	2,161,421
Total indebtedness	5,234,707	5,294,674
Accounts payable and other liabilities	448,192	415,413
Dividends payable	61,468	55,107
	5,744,367	5,765,194
Commitments and contingencies (Note 9)
DDR Equity
Preferred shares (Note 10)	350,000	405,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 360,711,232 and 359,378,751 shares issued at December 31, 2014 and 2013, respectively	36,071	35,938
Paid-in capital	5,438,778	5,417,363
Accumulated distributions in excess of net income	(2,047,212)	(1,915,638)
Deferred compensation obligation	16,609	16,702
Accumulated other comprehensive loss	(7,352)	(36,493)
Less: Common shares in treasury at cost: 957,068 and 1,030,053 shares at December 31, 2014 and 2013, respectively	(16,646)	(18,211)
Total DDR shareholders' equity	3,770,248	3,904,661
Non-controlling interests	27,280	23,218
Total equity	3,797,528	3,927,879
	$9,541,895	$9,693,073

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues from operations:
Minimum rents	$688,556	$563,098	$474,693
Percentage and overage rents	5,231	5,650	4,675
Recoveries from tenants	230,987	186,672	156,483
Fee and other income	60,901	74,515	71,236
	985,675	829,935	707,087
Rental operation expenses:
Operating and maintenance	142,336	129,952	117,097
Real estate taxes	138,771	109,227	91,164
Impairment charges	29,175	19,044	46,741
General and administrative	84,484	79,556	76,444
Depreciation and amortization	402,825	296,560	219,902
	797,591	634,339	551,348
Other income (expense):
Interest income	15,927	23,541	15,800
Interest expense	(237,120)	(214,370)	(197,641)
Loss on debt retirement	—	—	(13,495)
Other income (expense), net	(12,262)	(6,408)	(17,806)
	(233,455)	(197,237)	(213,142)
Loss before earnings from equity method investments and other items	(45,371)	(1,641)	(57,403)
Equity in net income of joint ventures	10,989	6,819	35,250
Impairment of joint venture investments	(30,652)	(980)	(26,671)
Gain on sale and change in control of interests, net	87,996	19,906	78,127
Income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	22,962	24,104	29,303
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,855)	(2,685)	(1,131)
Income from continuing operations	21,107	21,419	28,172
Income (loss) from discontinued operations	89,398	(31,267)	(59,364)
Income (loss) before gain on disposition of real estate	110,505	(9,848)	(31,192)
Gain on disposition of real estate, net of tax	3,060	467	5,863
Net income (loss)	$113,565	$(9,381)	$(25,329)
Loss (income) attributable to non-controlling interests, net	3,717	(794)	(493)
Net income (loss) attributable to DDR	$117,282	$(10,175)	$(25,822)
Write-off of preferred share original issuance costs	(1,943)	(5,246)	(5,804)
Preferred dividends	(24,054)	(27,721)	(28,645)
Net income (loss) attributable to common shareholders	$91,285	$(43,142)	$(60,271)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to common shareholders	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)
Diluted earnings per share data:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to common shareholders	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss)	$113,565	$(9,381)	$(25,329)
Other comprehensive income (loss):
Foreign currency translation	9,115	(25,647)	(14,075)
Reclassification adjustment for foreign currency translation included in net income	26,256	—	—
Change in fair value of interest-rate contracts	(1,045)	13,863	(13,094)
Amortization of interest contracts to interest expense	472	472	921
Reclassification adjustment for realized gains on available-for-sale securities included in net income	(1,416)	—	—
Unrealized (losses) gains on available-for-sale securities	(627)	2,043	—
Total other comprehensive income (loss)	32,755	(9,269)	(26,248)
Comprehensive income (loss)	$146,320	$(18,650)	$(51,577)
Comprehensive loss (income) attributable to non-controlling interests:
Allocation of net loss (income)	3,717	(794)	(493)
Foreign currency translation	887	701	(274)
Reclassification adjustment for foreign currency translation included in net income	(4,501)	—	—
Total comprehensive loss (income) attributable to non-controlling interests	103	(93)	(767)
Total comprehensive income (loss) attributable to DDR	$146,423	$(18,743)	$(52,344)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	DDR Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2011	$375,000	277,115	$27,711	$4,138,812	$(1,493,353)	$13,934	$(1,403)	$(15,017)	$32,208	$3,077,892
Issuance of common shares related to stock plans	—	322	32	2,741	—	—	—	262	—	3,035
Issuance of common shares for cash offering	—	36,335	3,634	485,752	—	—	—	2,743	—	492,129
Issuance of preferred shares	200,000	—	—	(7,145)	—	—	—	—	—	192,855
Issuance of restricted stock	—	1,467	147	(2,334)	—	910	—	2,026	—	749
Vesting of restricted stock	—	—	—	2,818	—	712	—	(6,466)	—	(2,936)
Stock-based compensation	—	—	—	2,809	—	—	—	—	—	2,809
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	492	492
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(9,145)	(9,145)
Redemption of preferred shares	(170,000)	—	—	5,804	(5,804)	—	—	—	—	(170,000)
Dividends declared-common shares	—	—	—	—	(141,152)	—	—	—	—	(141,152)
Dividends declared-preferred shares	—	—	—	—	(28,691)	—	—	—	—	(28,691)
Comprehensive income (loss)	—	—	—	—	(25,822)	—	(26,522)	—	767	(51,577)
Balance, December 31, 2012	405,000	315,239	31,524	4,629,257	(1,694,822)	15,556	(27,925)	(16,452)	24,322	3,366,460
Issuance of common shares related to stock plans	—	120	12	1,235	—	—	—	375	—	1,622
Issuance of common shares for cash offering	—	44,020	4,402	782,406	—	—	—	1,237	—	788,045
Issuance of preferred shares	150,000	—	—	(5,137)	—	—	—	—	—	144,863
Issuance of restricted stock	—	—	—	(3,118)	—	1,272	—	1,846	—	—
Vesting of restricted stock	—	—	—	3,142	—	(126)	—	(5,217)	—	(2,201)
Stock-based compensation	—	—	—	4,332	—	—	—	—	—	4,332
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,571)	(1,571)
Redemption of preferred shares	(150,000)	—	—	5,246	(5,246)	—	—	—	—	(150,000)
Dividends declared-common shares	—	—	—	—	(177,709)	—	—	—	—	(177,709)
Dividends declared-preferred shares	—	—	—	—	(27,686)	—	—	—	—	(27,686)
Comprehensive income (loss)	—	—	—	—	(10,175)	—	(8,568)	—	93	(18,650)
Balance, December 31, 2013	405,000	359,379	35,938	5,417,363	(1,915,638)	16,702	(36,493)	(18,211)	23,218	3,927,879
Issuance of common shares related to stock plans	—	397	40	6,066	—	—	—	824	—	6,930
Issuance of common shares for cash offering	—	664	66	11,568	—	—	—	—	—	11,634
Issuance of restricted stock		227	23	(7,337)	—	1,029	—	6,285	—	—
Vesting of restricted stock	—	44	4	4,834	—	(1,122)	—	(5,544)	—	(1,828)
Stock-based compensation	—	—	—	4,367	—	—	—	—	—	4,367
Issuance of OP Units	—	—	—	—	—	—	—	—	18,256	18,256
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	93	93
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(14,184)	(14,184)
Redemption of preferred shares	(55,000)	—	—	1,917	(1,943)	—	—	—	—	(55,026)
Dividends declared-common shares	—	—	—	—	(223,016)	—	—	—	—	(223,016)
Dividends declared-preferred shares	—	—	—	—	(23,897)	—	—	—	—	(23,897)
Comprehensive income (loss)	—	—	—	—	117,282	—	29,141	—	(103)	146,320
Balance, December 31, 2014	$350,000	360,711	$36,071	$5,438,778	$(2,047,212)	$16,609	$(7,352)	$(16,646)	$27,280	$3,797,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities:
Net income (loss)	$113,565	$(9,381)	$(25,329)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	419,079	324,129	251,085
Stock-based compensation	9,962	8,371	7,553
Amortization of deferred finance costs	12,125	14,148	14,110
Accretion of convertible debt discount	11,377	10,789	10,884
Loss on debt retirement, net	—	—	505
Settlement of accreted debt discount on repurchase of senior convertible notes	—	—	(17,294)
Net cash paid from interest rate hedging contracts	—	—	(4,689)
Equity in net income of joint ventures	(10,989)	(6,819)	(35,250)
Impairment of joint venture investments	30,652	980	26,671
Net gain on sale and change in control of interests	(87,996)	(19,906)	(78,127)
Operating cash distributions from joint ventures	10,749	15,116	13,165
Realized gain on sale of available-for-sale securities	(1,416)	—	—
Gain on disposition of real estate	(99,069)	(11,741)	(9,710)
Impairment charges and loan loss reserves	38,552	72,597	130,771
Premium on issuance of senior notes	—	—	13,835
Change in notes receivable accrued interest	(8,259)	(5,756)	(6,314)
Change in restricted cash	7,060	3,610	3,290
Net change in accounts receivable	(2,357)	(3,463)	326
Net change in accounts payable and accrued expenses	14,630	(18,651)	2,580
Net change in other operating assets and liabilities	(37,383)	(49)	6,134
Total adjustments	306,717	383,355	329,525
Net cash flow provided by operating activities	420,282	373,974	304,196
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(330,929)	(857,795)	(393,541)
Real estate developed and improvements to operating real estate	(260,897)	(210,709)	(193,363)
Proceeds from disposition of real estate and joint venture interests	977,189	236,219	172,231
Equity contributions to joint ventures	(21,754)	(21,043)	(54,976)
Issuance of joint venture advances, net	(258,248)	(41,000)	(149,921)
Distributions of proceeds from sale and refinancing of joint venture interests	15,565	2,429	18,120
Return of investments in joint ventures	10,128	7,450	11,955
Purchase of available-for-sale securities	—	(1,800)	—
Proceeds from sale of available-for-sale securities	3,216	—	—
Issuance of notes receivable	—	(26,555)	(10,239)
Repayment of notes receivable	1,436	18,326	1,080
Change in restricted cash – capital improvements	17,490	(3,381)	10,224
Net cash flow provided by (used for) investing activities	153,196	(897,859)	(588,430)
Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	2,110	(117,256)	5,511
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	—	591,006	439,892
Repayments of senior notes	—	—	(445,682)
Proceeds from mortgages and other secured debt	151,302	46,645	718,506
Repayment of term loans and mortgage debt	(497,238)	(519,881)	(785,588)
Payment of debt issuance costs	(1,046)	(3,999)	(5,622)
Redemption of preferred shares	(55,000)	(150,000)	(170,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses	11,635	788,045	492,129
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses	—	144,863	192,855
Repurchase of common shares in conjunction with equity award plans	(494)	(4,416)	(3,841)
Contributions from non-controlling interests	93	374	492
Distributions to non-controlling interests and redeemable operating partnership units	(9,446)	(1,565)	(9,128)
Dividends paid	(240,551)	(194,497)	(154,761)
Net cash flow (used for) provided by financing activities	(638,635)	579,319	274,763
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(65,157)	55,434	(9,471)
Effect of exchange rate changes on cash and cash equivalents	(570)	56	(561)
Cash and cash equivalents, beginning of year	86,664	31,174	41,206
Cash and cash equivalents, end of year	$20,937	$86,664	$31,174

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

DDR Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “DDR”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities, which are generally collateralized directly or indirectly by shopping centers.  Unless otherwise provided, references herein to the Company or DDR include DDR Corp., its wholly-owned and majority-owned subsidiaries and its consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local retailers.  Consequently, the Company’s credit risk is concentrated in the retail industry.

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

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Mortgages assumed from acquisitions	$293.3	$969.7	$271.6
Issuance of Operating Partnership Units ("OP Units") in connection with acquisitions (Note 10)	18.3	—	—
Preferred equity interest and mezzanine loan applied to purchase price of acquired properties	51.8	160.1	—
Elimination of the previously held equity interest in unconsolidated joint ventures acquired	2.5	26.4	36.8
Reclassification adjustment of foreign currency translation (Note 11)	21.8	—	—
Accounts payable related to construction in progress	25.7	21.5	18.2
Dividends declared	61.5	55.1	44.2
Write-off of preferred share original issuance costs (Note 10)	1.9	5.2	5.8

Real Estate

Real estate assets, which include construction in progress and land held for development, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant expenditures that improve or extend the life of the asset are capitalized.

Land Held for Development and Construction in Progress includes land held for future development as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs and software development and implementation costs of $11.1 million, $10.9 million and $10.5 million in 2014, 2013 and 2012, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.  In estimating the fair value of the tangible and intangibles acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the estimated terms of any below-market, fixed-rate renewal options of the respective leases.  The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants.  Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).

Intangibles associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets.  In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.  The Company’s intangibles are as follows (in millions):

	December 31,
	2014	2013
Assets: Above-market leases, net	$38.6	$41.5
Liabilities: Below-market leases, net	(139.3)	(123.9)

Estimated net future amortization income associated with the Company’s above- and below-market leases is as follows:

Year	(Millions)
2015	$1.4
2016	2.7
2017	4.0
2018	5.7
2019	6.6

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including land held for development and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset or land held for development, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges, including those classified within discontinued operations, of $38.1 million, $72.6 million and $126.5 million (Note 12) related to consolidated real estate investments during the years ended December 31, 2014, 2013 and 2012, respectively.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.

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

Pursuant to the definition of a component of an entity and, assuming no significant continuing involvement, the operations of the sold asset or asset classified as held for sale are considered discontinued operations.  Interest expense that is specifically identifiable to the property is included in the computation of interest expense attributable to discontinued operations.  Consolidated interest expense at the corporate level is allocated to discontinued operations based on the proportion of net assets disposed.

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building.  This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities.  The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants.  If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Interest paid during the years ended December 31, 2014, 2013 and 2012 aggregated $243.2 million, $218.4 million and $209.3 million, respectively, of which $8.7 million, $8.8 million and $13.3 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis in an unconsolidated joint venture is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture.  On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.  The Company recorded aggregate impairment charges of $30.7 million, $1.0 million and $26.7 million (Note 12) related to its investments in unconsolidated joint ventures during the years ended December 31, 2014, 2013 and 2012, respectively.  These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture.  The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $7.2 million and $10.0 million at December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, straight-line rents receivable, net of a provision for uncollectible amounts of $3.6 million and $3.9 million, respectively, aggregated $63.8 million and $61.9 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans.  Loan receivables are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real-estate related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of its loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance.  As such, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms.  Interest income on non-performing loans is generally recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Deferred Charges

Costs incurred in obtaining indebtedness are included in deferred charges in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements.  Such amortization is reflected as Interest Expense in the consolidated statements of operations.

Available-for-Sale Securities

The Company’s marketable equity securities are recorded at fair value and are included in Other Assets in the accompanying consolidated balance sheets.  Any unrealized gains or losses are recorded in Other Comprehensive Income (“OCI”), and any realized gains and losses are recorded using the specific identification method in the accompanying consolidated statements of comprehensive income or loss.  The Company’s marketable securities are Level 1 investments as they have a quoted market price in an active market.  See “Fair Value Hierarchy” below for a description of Level 1 investments.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

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

Fee and other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Management and other fee income	$31,907	$40,160	$43,706
Ancillary and other property income	24,288	28,108	26,179
Lease termination fees	4,085	5,699	919
Other	621	548	432
Total fee and other income	$60,901	$74,515	$71,236

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

For the years ended December 31, 2014, 2013 and 2012, stock-based compensation cost recognized by the Company was $9.1 million, $7.4 million and $6.4 million, respectively.  These amounts include $1.4 million, $0.1 million and $0.2 million as a result of accelerated vesting of awards due to employee separations in 2014, 2013 and 2012, respectively.  This net cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in General and Administrative Expense.  The Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions for the three years ended.  As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2011 and forward.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized and would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is utilizing to manage its business.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Foreign Currency Translation

The financial statements of the Company’s international consolidated and unconsolidated joint venture investments are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, an average exchange rate for each period for revenues, expenses, gains and losses, and at the transaction date for impairments or asset sales, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated OCI.  Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred.  In 2014, the Company recorded a release of foreign currency translation from Accumulated OCI to earnings as a result of the sale of its entire investments in Brazil and Russia and substantially all of its investments in Canada.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  See Note 8 – Financial Instruments for additional information.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The objective of ASU 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  Early adoption is not permitted.  Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.  The Company is currently assessing the impact, if any, the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

Discontinued Operations

In April 2014, the FASB issued a final standard that changed the criteria for determining which disposals are presented as discontinued operations. The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.”  The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.”  A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations.  Public entities will be required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of its shopping centers or classifications as held for sale.  The Company believes that a significant portion of its ordinary course shopping center disposals will not qualify for discontinued operations presentation under this new standard.

2.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2014, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage	Assets Owned
DDR Domestic Retail Fund I	20.0%	56 grocery-anchored retail centers in several states
DDR – SAU Retail Fund, LLC	20.0	23 grocery-anchored retail centers in several states
DDRTC Core Retail Fund, LLC	15.0	26 shopping centers in several states
BRE DDR Retail Holdings III	5.0	70 shopping centers in several states
Other Joint Venture Interests	25.25–79.45	13 shopping centers in several states and a management company
Coventry II Fund	20.0	Three shopping centers in three states

In addition, included in the condensed combined financial information, the Company has a zero investment basis in 17 retail sites/centers in several states owned through several Coventry II joint ventures and accounted for under the equity method at December 31, 2014, and has no intent or obligation to fund any further capital in these joint ventures.

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2014	2013
Condensed Combined Balance Sheets
Land	$1,439,849	$1,275,232
Buildings	3,854,585	3,940,806
Fixtures and tenant improvements	200,696	266,851
	5,495,130	5,482,889
Less: Accumulated depreciation	(773,256)	(839,867)
	4,721,874	4,643,022
Land held for development and construction in progress	55,698	116,088
Real estate, net	4,777,572	4,759,110
Cash and restricted cash	100,812	282,866
Receivables, net	80,508	101,003
Other assets	394,751	196,615
	$5,353,643	$5,339,594

Mortgage debt	$3,552,764	$3,282,643
Notes and accrued interest payable to DDR(A)	144,831	127,679
Other liabilities	276,998	245,368
	3,974,593	3,655,690
Redeemable preferred equity	305,310	71,771
Accumulated equity	1,073,740	1,612,133
	$5,353,643	$5,339,594
Company's share of Accumulated Equity	$122,937	$365,297
(A)

The Company had net amounts receivable from several joint ventures aggregating $2.1 million and $2.7 million at December 31, 2014 and 2013, respectively, which were included in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

	For the Year Ended December 31,
	2014	2013	2012
Condensed Combined Statements of Operations
Revenues from operations	$485,764	$635,933	$622,771
Expenses from operations:
Operating expenses	167,691	210,829	200,662
Impairment charges(A)	21,583	43,913	840
Depreciation and amortization	151,651	201,021	175,225
Interest expense	171,803	204,893	203,205
Other (income) expense, net	18,249	2,298	10,435
	530,977	662,954	590,367
(Loss) income before tax expense and discontinued operations	(45,213)	(27,021)	32,404
Income tax expense (primarily Sonae Sierra Brasil), net	(6,565)	(27,553)	(25,444)
(Loss) income from continuing operations	(51,778)	(54,574)	6,960
Discontinued operations:
Loss from discontinued operations(B)	(13,955)	(65,951)	(79,705)
Gain (loss) on disposition of real estate, net of tax(C)	55,020	(19,190)	11,739
Loss before gain on disposition of real estate, net	(10,713)	(139,715)	(61,006)
Gain on disposition of real estate, net	10,116	794	54,582
Net loss	$(597)	$(138,921)	$(6,424)
Income attributable to non-controlling interests	(2,022)	(26,005)	(42,995)
Net loss attributable to unconsolidated joint ventures	$(2,619)	$(164,926)	$(49,419)
Company's share of equity in net income of joint ventures(D)	$9,218	$3,314	$33,512
Basis differential adjustments(E)	1,771	3,505	1,738
Equity in net income of joint ventures(D)	$10,989	$6,819	$35,250

(A)	For the years ended December 31, 2014, 2013 and 2012, the Company’s proportionate share was $4.4 million, $6.6 million and $0.4 million, respectively.
(B)

For the years ended December 31, 2014, 2013 and 2012, impairment charges included in discontinued operations related to asset sales were $11.1 million, $49.3 million and $56.3 million, respectively, of which the Company’s proportionate share was $0.8 million, $4.0 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.

(C)

For the year ended December 31, 2013, the loss primarily was attributable to an investment in the Coventry II Fund in which the Company had a 20% interest.  The joint venture recorded a loss of $32.6 million on the transfer of its ownership of one of its properties to the lender.  The Company’s share of the loss was zero as the Company had previously written off its investment in this operating property.

(D)

The Company is not recording income or loss from those investments in which its investment basis is zero as the Company does not have the intent or obligation to fund any additional capital in the joint ventures.

(E)

The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

Investments in and Advances to Joint Ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	December 31,
	2014	2013
Company's share of accumulated equity	$122.9	$365.3
Redeemable preferred equity and other(A)	305.3	72.2
Basis differentials	(13.0)	10.6
Deferred development fees, net of portion related to the Company's interest	(2.5)	(2.8)
Amounts payable to DDR	2.1	2.7
Investments in and Advances to Joint Ventures	$414.8	$448.0
(A)

Primarily related to $305.3 million and $71.8 million in preferred equity investments in joint ventures with an affiliate of The Blackstone Group L.P. (collectively “Blackstone”), at December 31, 2014 and 2013, respectively.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Management and other fees	$24.9	$29.3	$28.6
Development fees and leasing commissions	6.4	10.0	8.7
Interest income	11.0	16.1	9.7

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

BRE DDR Retail Holdings Joint Venture Acquisitions

In 2014 and 2013, in two separate transactions, two joint ventures between consolidated affiliates of the Company and Blackstone acquired a portfolio of shopping centers (the “BRE DDR Joint Ventures”).  The joint ventures were completed on similar terms as follows:

Terms	BRE DDR Retail Holdings II	BRE DDR Retail Holdings III
Date acquired	August 2013	October 2014
Number of centers	7	70
Gross leasable area ("GLA")(A)	2.3 million	11.4 million
DDR common equity interest (5%)	$3.5 million	$19.6 million
DDR preferred equity interest	$30.0 million	$300.0 million
Preferred equity fixed dividend rate per annum	9.0%	8.5%
Transaction value at 100%	$332.0 million	$1.93 billion
Maximum preferred equity fixed distribution deferral	22.2%	23.5%
Fixed distribution rate per annum for any deferred and unpaid preferred equity distributions	9.0%	8.5%
Mortgage debt assumed at 100%	$206.6 million	$436.8 million
New mortgage financings at 100%	$28.0 million	$800.0 million
(A)	All references to GLA or square feet are unaudited.

Blackstone owned 95% of the common equity of the BRE DDR Joint Ventures and consolidated affiliates of DDR owned the remaining 5%.  The Company’s preferred equity entitled it to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity.  This distribution was recognized as interest income within the Company’s consolidated statements of operations and classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  The preferred equity is redeemable (1) at Blackstone’s option, in whole or in part, following acquisition of the properties, subject to early redemption premiums; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture.  The Company provides leasing and property management services to all of the joint venture properties.  The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).  In 2014, the Company acquired Blackstone’s 95% interest in all of the assets owned by BRE DDR Retail Holdings II (the “Blackstone II Acquisition”) and one asset owned by BRE DDR Retail Holdings I (Note 3).

Sonae Sierra Brazil BV SARL (“SSB”)

On April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto and certain of his affiliates the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  SSB owned an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., which owned 10 shopping centers in Brazil and an indirect interest in the Parque Dom Pedro shopping center.  The Company’s effective economic ownership in this investment was approximately 33%.  The Company recorded a Gain on Sale of Interests of $83.7 million in 2014, which included the reclassification of $19.7 million of foreign currency translation from Accumulated OCI (Note 11).  See discussions of related party considerations (Note 14).

The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.26 for the Company’s ownership period, January 1, 2014 to April 28, 2014, and 2.14 and 1.94 for the years ended December 31, 2013 and 2012, respectively.

Coventry II Fund

The Company and Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”) to invest in a variety of retail properties that presented opportunities for value creation.  The Coventry II Fund was formed with several institutional investors and CREA as the investment manager.  In 2014, the asset owned by Coventry II Westover LLC was sold for an aggregate gain of $18.4 million, of which the Company’s share was $4.4 million.  In addition in 2014, an asset in Chicago, Illinois, was foreclosed upon by the lender and three assets owned by the Service Holdings LLC joint venture were sold.  The Company had previously written down its investment to zero in these four assets.  At December 31, 2014, the aggregate carrying amount of the Company’s net investment in the Coventry II Fund joint ventures was $0.9 million.  See discussion of legal matters surrounding the Coventry II Fund (Note 9).

Discontinued Operations

Included in discontinued operations in the condensed combined statements of operations for the unconsolidated joint ventures are 37 properties sold in 2014, 27 properties sold in 2013 and seven properties sold in 2012.

3.	Acquisitions

In 2014 and 2013, the Company acquired the following shopping centers (in millions):

Location or Transaction	Date Acquired	Gross Purchase Price	Face Value of Mortgage Debt Assumed
Colorado Springs, CO	April 2014	$29.4	$12.9
Roseville, CA	May 2014	89.5	—
Cincinnati, OH	May 2014	29.5	—
Chicago, IL	June 2014	98.0	35.5
Philadelphia, PA	August 2014	31.5	—
Blackstone II Acquisition (seven assets)(A)	September 2014	395.3	233.3
Erie, PA(A)	December 2014	15.6	—
Oakland, CA	February 2013	41.1	—
Dallas, TX	March 2013	40.3	—
Tampa, FL; Atlanta, GA; Newport News, VA and Richmond, VA (two assets)(A)	April 2013	110.5	—
Parcels adjacent to existing shopping centers	June 2013	11.7	—
Orlando, FL and Atlanta, GA	July 2013	258.5	139.4
Blackstone I Acquisition (30 assets)(A)	October 2013	1,548.4	792.9
(A)

Acquired from various unconsolidated joint ventures in separate transactions. See description of Blackstone Acquisitions below. Due to the change in control that occurred, the Company recorded an aggregate Gain on Change in Control of $4.3 million and $19.9 million for the years ended December 31, 2014 and 2013, respectively, associated with these acquisitions related to the difference between the Company’s carrying value and fair value of its previously held equity interest on the respective acquisition date.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2014	2013	2014	2013
Land	$147,559	$402,289	N/A	N/A
Buildings	399,274	1,338,851	(B)	(B)
Tenant improvements	9,625	35,334	(B)	(B)
Construction in progress	76,214	—	N/A	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	59,684	186,370	7.1	5.2
Tenant relations	35,828	156,990	7.7	5.6
Other assets	4,402	19,536	N/A	N/A
	732,586	2,139,370
Less: Mortgage debt assumed at fair value	(293,288)	(969,734)	N/A	N/A
Less: Below-market leases	(28,115)	(79,499)	19.1	15.9
Less: Other liabilities assumed	(3,478)	(26,456)	N/A	N/A
Net assets acquired	$407,705	$1,063,681
(A)	Includes above-market value leases of $8.8 million and $29.2 million at December 31, 2014 and 2013, respectively.
(B)	Depreciated in accordance with the Company’s policy (Note 1).

	2014	2013
Consideration:
Cash (including debt repaid at closing)	$330,929	$857,219
Repayment of preferred equity interest and mezzanine loan	51,775	160,123
Issuance of OP Units	18,256	—
Gain on Sale and Change in Control of Interests	4,296	19,906
Fair value of previously held equity interest(A)	2,449	26,433
Total consideration(B)	$407,705	$1,063,681
(A)

The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions.  In 2014 and 2013, the weighted-average discount rates applied to cash flows were approximately 7.6% and 7.8%, respectively; the weighted-average residual capitalization rates applied were approximately 7.0% for both periods.

(B)

Total consideration excludes $2.5 million and $3.3 million, in 2014 and 2013, respectively, of costs related to the acquisition of these assets.  These transaction costs were expensed as incurred and included in Other Income (Expense) in the consolidated statements of operations.

Included in the Company’s consolidated statements of operations are $23.1 million, $62.1 million and $25.8 million in total revenues from the date of acquisition through December 31, 2014, 2013 and 2012, respectively, for the acquisition properties.

Blackstone Acquisitions

In 2014 and 2013, in two separate transactions, the Company acquired sole ownership of power centers owned through its interests in joint ventures with Blackstone.  The Company accounted for these transactions as step acquisitions and, accordingly, recorded a Gain on Sale and Change in Control of Interests related to the difference between the Company’s carrying value and fair value of the previously held equity interest.  The acquisitions were completed on similar terms as follows:

Terms	Blackstone I Acquisition	Blackstone II Acquisition
Date acquired	October 2013	September 2014
Number of centers	30	7
Transaction value at 100%	$1.55 billion	$395.3 million
Mortgage debt assumed at 95% (face value)	$792.9 million	$233.3 million
Mortgage debt repaid at closing	$139.0 million	$28.0 million
Mortgage debt repaid subsequent to closing	$256.0 million	N/A
DDR preferred equity interest repaid to DDR	$128.4 million	$31.2 million
DDR mezzanine loan repaid to DDR	$31.7 million	N/A
Gain on Sale and Change in Control of Interests	$18.8 million	$4.0 million

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2014, as if the acquisition of the interests in the properties acquired in 2014 were completed on January 1, 2013.  The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2013 and 2012, as if the acquisition of the interests in the properties acquired in 2013 were completed on January 1, 2012, and as if the acquisition of the interests in the properties acquired in 2012 were completed on January 1, 2011.  The Gain on Change in Control of Interests related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except per share amounts).

	For the Year Ended December 31, (Unaudited)
	2014	2013	2012
Pro forma revenues	$1,019,646	$997,369	$906,028
Pro forma income (loss) from continuing operations	$8,651	$(66,946)	$(126,346)
Pro forma net income (loss) attributable to common shareholders	$78,829	$(131,507)	$(214,789)
Basic earnings per share data:
Net income (loss) attributable to common shareholders	$0.22	$(0.37)	$(0.62)
Diluted earnings per share data:
Net income (loss) attributable to common shareholders	$0.22	$(0.37)	$(0.62)

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	December 31,
	2014	2013	Maturity Date	Interest Rate
Loans receivable	$52,444	$72,218	September 2011 to June 2023	5.7%–14.0%
Other notes	50	1,034	September 2017	12.0%
Tax Increment Financing Bonds ("TIF Bonds")(A)	3,751	5,086	April 2018 to July 2026	5.6%–8.5%
	$56,245	$78,338
(A)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of December 31, 2014 and 2013, the Company had six and seven loans receivable outstanding, respectively.  The following table reconciles the loans receivable on real estate from January 1, 2013, to December 31, 2014 (in thousands):

	2014	2013
Balance at January 1	$72,218	$60,378
Additions:
New mortgage loans	—	26,508
Interest	810	773
Accretion of discount	926	874
Deductions:
Payments of principal and interest	(460)	(16,315)
Loan loss reserve(A)	(500)	—
Other(B)	(20,550)	—
Balance at December 31	$52,444	$72,218
(A)	Amount classified in Other Income (Expense) in the consolidated statement of operations for the year ended December 31, 2014.
(B)	Loan applied toward the purchase price of the asset acquired in Chicago, Illinois (Note 3).

The following table summarizes the activity in the loan loss reserve from January 1, 2012, to December 31, 2014 (in thousands):

	2014	2013	2012
Balance at January 1	$15,106	$15,106	$10,806
Additions:
Loan loss reserve	500	—	4,300
Balance at December 31	$15,606	$15,106	$15,106

At December 31, 2014, the Company had one loan outstanding aggregating $9.8 million that matured and was more than 90 days past due and one loan that was fully reserved.  No other loans outstanding are past due.  The Company is no longer accruing interest income on these notes as no payments have been received.  For the $9.8 million loan, a loan loss reserve of $4.3 million was established in 2012, and an additional loan loss reserve of $0.5 million was recorded in 2014 based on the estimated value of the underlying real estate collateral.

5.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Intangible assets:
In-place leases, net	$160,351	$159,357
Above-market rent, net	57,199	59,211
Tenant relations, net	171,666	191,045
Total intangible assets, net	389,216	409,613
Other assets:
Prepaid expenses	14,456	14,082
Other assets(A)	39,746	45,403
Deposits	8,024	8,770
Total other assets, net	$451,442	$477,868
(A)	Includes deferred tax assets (Note 17).

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows:

Year	(Millions)
2014	$109.5
2013	57.0
2012	17.5

Estimated future amortization expense associated with the Company’s intangible assets, excluding above- and below-market leases, is as follows:

Year	(Millions)
2015	$91.9
2016	69.6
2017	56.1
2018	38.3
2019	27.1

6.	Revolving Credit Facilities, Term Loans, Mortgages Payable and Scheduled Principal Repayments

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below), Term Loans (as defined below) and mortgages payable (in millions):

	Carrying Value at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2014	2013	2014	2013	December 31, 2014
Unsecured indebtedness:
Unsecured Credit Facility	$29.0	$29.1	2.2%	2.2%	April 2017
PNC Facility	—	—	N/A	N/A	April 2017
Unsecured Term Loan – Tranche 1	50.0	50.0	2.1%	2.1%	January 2017
Unsecured Term Loan – Tranche 2	300.0	300.0	3.2%	3.2%	January 2019
Secured indebtedness:
Secured Term Loan	400.0	400.0	1.6%	1.8%	April 2017
Mortgage indebtedness – Fixed Rate	1,590.6	1,663.7	5.4%	5.2%	September 2015–February 2022
Mortgage indebtedness – Variable Rate	99.2	97.7	1.4%	1.8%	March 2016–December 2037
(A)	Interest rate on variable-rate debt calculated using the base rate and spreads in effect at December 31, 2014 and 2013.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level and the ability to extend the maturity for one year to April 2018, at the Company’s option.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2014.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.  At December 31, 2014, the Company had US$22.5 million of Canadian dollar borrowings outstanding and $6.5 million US$ borrowings outstanding.

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at December 31, 2014), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.15% at December 31, 2014).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The covenants also require that the Company cannot exceed a total dividend payout ratio of 95% of the Company's pro rata share of Funds From Operations (as defined in the agreements governing the Revolving Credit Facilities) for the prior 12-month period unless required to maintain REIT status.  The Company was in compliance with these covenants at December 31, 2014 and 2013.

Unsecured Term Loan

The Company maintains a $350 million unsecured term loan (the “Unsecured Term Loan”) with a syndicate of financial institutions, for which Wells Fargo Bank National Association and PNC Bank serve as the administrative agents.  As of December 31, 2014 and 2013, the Unsecured Term Loan consisted of a $50 million tranche (“Tranche 1”) and a $300 million tranche (“Tranche 2”).  The Unsecured Term Loan bears interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.5% and 1.9% for Tranche 1 and Tranche 2, respectively, at December 31, 2014 and 2013).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these covenants at December 31, 2014 and 2013.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan” and, together with the Unsecured Term Loan, the “Term Loans”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent.  The Secured Term Loan includes an option to extend the maturity for one year to April 2018, at the Company’s option.  Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.35% at December 31, 2014) based on the Company’s long-term senior unsecured debt rating.  The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these covenants at December 31, 2014 and 2013.

Mortgages Payable

At December 31, 2014, mortgages payable, collateralized by investments and real estate with a net book value of $2.9 billion, and related tenant leases are generally due in monthly installments of principal and/or interest.  Fixed interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities, Term Loans, senior notes (Note 7) and mortgages payable, excluding extension options, as of December 31, 2014, are as follows (in thousands):

Year	Amount
2015	$959,015
2016	414,920
2017	1,011,975
2018	505,211
2019	185,819
Thereafter	2,128,113
5,205,053
Unamortized fair market value of assumed debt	29,654
Total indebtedness	$5,234,707

Total gross fees paid by the Company for the Revolving Credit Facilities and Term Loans in 2014, 2013 and 2012 aggregated $1.9 million, $3.2 million and $3.0 million, respectively.

7.	Senior Notes

The following table discloses certain information regarding the Company’s fixed-rate senior notes (in millions):

	Carrying Value at December 31,		Coupon Rate at	Effective Interest Rate at	Maturity Date at
	2014	2013	December 31, 2014	December 31, 2014	December 31, 2014
Unsecured indebtedness:
Senior notes	$2,425.2	$2,425.2	3.375%–9.625%	3.5%–9.9%	May 2015– May 2023
Senior notes – premium, net	0.7	0.2
Senior convertible notes due 2040, net (A)	340.0	328.7	1.75%	5.3%	November 2040
Total Senior notes	$2,765.9	$2,754.1
(A)

The Company may redeem the senior convertible notes any time on or after November 20, 2015, in whole or in part, for cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest through, but excluding, the redemption date.  The holders of the senior convertible notes may require the Company to repurchase its notes in whole or in part on specified dates, the first of which is November 15, 2015, upon the fulfillment of certain conditions.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 5.3% at both December 31, 2014 and 2013.  Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements.  The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes and senior convertible notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2014 and 2013, the Company was in compliance with all of the financial and other covenants.

Total fees paid by the Company for the issuance of senior notes were $1.3 million in both years 2013 and 2012.  During the year ended December 31, 2012, the Company purchased $60.0 million aggregate principal amount of its outstanding senior unsecured notes and recorded a net loss on retirement of $13.5 million.

Senior Convertible Notes

The senior convertible notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness of the Company.  The senior convertible notes may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, the Company’s common shares, at the Company’s option.  The senior convertible notes are subject to net settlement based on conversion prices (“Conversion Price”) that are subject to adjustment based on increases in the Company’s quarterly common share dividend.  The senior convertible notes had a conversion price of $14.85 and $15.33 at December 31, 2014 and 2013, respectively.  The senior convertible notes may be converted prior to maturity based only on certain provisions in the governing note documents including, but not limited to, when the Company’s closing sale price of its common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than 125% of the conversion price per common share in effect on the applicable trading day.  In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the senior convertible notes.

The Company’s carrying amounts of its debt and equity balances for the senior convertible notes are as follows (in thousands):

	December 31,
	2014	2013
Carrying value of equity component	$52,497	$52,497
Principal amount of senior convertible notes	$350,000	$350,000
Remaining unamortized accretion	(9,954)	(21,331)
Net carrying value of senior convertible notes	$340,046	$328,669

As of December 31, 2014, the remaining period for the debt accretion for the senior convertible notes was 10 months, the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date or maturity date).

8.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At December 31, 2014 and 2013, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Assets and Other Liabilities) and marketable equity securities (included in Other Assets), which include investments in the Company’s Elective Deferred Compensation Plan (Note 15) as of December 31, 2014 and 2013, and investments in securities measured at fair value on a recurring basis as of December 31, 2013.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative financial instruments	$—	$(4.3)	$—	$(4.3)
Marketable equity securities	$3.7	$—	$—	$3.7
December 31, 2013
Derivative financial instruments	$—	$(3.2)	$—	$(3.2)
Marketable equity securities	$7.4	$—	$—	$7.4

The unrealized loss of $1.1 million and the unrealized gain of $13.9 million included in OCI is attributable to the net change in fair value related to derivative financial instruments that remained outstanding at December 31, 2014 and 2013, respectively, none of which were reported in the Company’s consolidated statements of operations because the Swaps are documented and qualify as hedging instruments.

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets.  See discussion of fair value considerations of joint venture investments in Note 12.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Marketable Equity Securities, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.  The Company’s marketable equity securities have been classified as available-for-sale and were recorded at fair value.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $362.2 million and $148.2 million at December 31, 2014 and 2013, respectively, as compared to the carrying amounts of $358.2 million and $145.5 million, respectively.  The carrying value of the TIF bonds, which was $3.8 million and $5.1 million at December 31, 2014 and 2013, respectively, approximated their fair value as of both dates.  The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

Debt

The fair market value of senior notes, except senior convertible notes, is determined using the trading price of the Company’s public debt.  The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value.  The Company’s senior notes, except senior convertible notes, and all other debt including senior convertible notes are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments at December 31, 2014 and 2013, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,765,893	$3,011,374	$2,754,120	$2,991,698
Revolving Credit Facilities and Term Loans	779,009	786,922	779,133	787,772
Mortgage indebtedness	1,689,805	1,741,855	1,761,421	1,779,375
	$5,234,707	$5,540,151	$5,294,674	$5,558,845

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

At December 31, 2014, the Company had an interest in a consolidated joint venture that owns a real estate asset in Canada.  The net assets of this subsidiary are exposed to volatility in currency exchange rates.  The Company uses non-derivative financial instruments to economically hedge a portion of this exposure.  The Company manages its currency exposure related to the net assets of its Canadian subsidiary through foreign currency-denominated debt agreements.

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

As of December 31, 2014 and 2013, the notional amount of the Swaps was $530.0 million and $631.4 million, respectively.  The following table discloses certain information regarding the Company’s Swaps (nine at December 31, 2014, not including the specified spreads), as well as their classification on the consolidated balance sheets, as of December 31, 2014 and 2013 (in millions):

	Aggregate
	Notional	Counterparty	DDR Pays	Fair Value
	Amount at	Pays Variable	Fixed	December 31, 2014		December 31, 2013
Maturity Date	December 31, 2014	Rate	Rate	Asset	Liability	Asset	Liability
June 2014	N/A	1 Month LIBOR	1.0%	N/A	N/A	$—	$(0.4)
June 2015	$50.0	1 Month LIBOR	0.6%	$—	$(0.1)	—	(0.2)
July 2015	100.0	1 Month LIBOR	0.5%	—	(0.2)	—	(0.4)
September 2017	80.0	1 Month LIBOR	2.8%	—	(3.8)	—	(5.0)
January 2018	100.0	1 Month LIBOR	0.9%	0.7	—	1.4	—
February 2019	100.0	1 Month LIBOR	1.6%	—	(0.6)	0.5	—
February 2019	100.0	1 Month LIBOR	1.5%	—	(0.3)	0.9	—
Other Assets				$0.7	N/A	$2.8	N/A
Accounts Payable				N/A	$(5.0)	N/A	$(6.0)

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects to reflect within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $5.9 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2014, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations.  The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings.  During the three years ended December 31, 2014, the amount of hedge ineffectiveness recorded was not material.

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

Net Investment Hedges

The Company is exposed to foreign exchange risk from its consolidated and unconsolidated international investments.  The Company has foreign currency-denominated debt agreements that expose the Company to fluctuations in foreign exchange rates.  The Company has designated these foreign currency borrowings as a hedge of its net investment in its Canadian subsidiary.  Changes in the spot rate value are recorded as adjustments to the debt balance with offsetting unrealized gains and losses recorded in OCI.  Because the notional amount of the non-derivative instrument substantially matches the portion of the net investment designated as being hedged, and the non-derivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings is not material.  The Company repaid all of its Euro-denominated borrowings in 2014 (Note 6).

Effect on Net Income (Loss) and OCI

The effect of the Company’s cash flow hedges on net income (loss) and OCI is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI
	For the Year Ended December 31,			(Effective
	2014	2013	2012	Portion)
Interest rate contracts	$(1.0)	$13.9	$(8.3)	Interest Expense

Net investment hedges were immaterial in all three periods presented as the Company disposed of all of its Euro-based investment and a significant portion of its Canadian-based investments.

9.	Commitments and Contingencies

Legal Matters

Coventry II Fund

The Company is a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006.  The Company was generally responsible for day-to-day management of the properties through December 2011.  On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York.  The complaint contained allegations including breach of contract, breach of fiduciary duty, fraudulent inducement, misrepresentation and economic duress.  The complaint sought compensatory, consequential and punitive damages.

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

On October 10, 2014, the Company and Coventry entered into a settlement agreement.  The agreement, which is subject to certain contingencies, provides for mutual releases of all claims and for the dismissal of the pending litigation and is expected to be finalized during the first quarter of 2015.  The Company does not expect the settlement to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $52.2 million as of December 31, 2014.

At December 31, 2014, the Company had letters of credit outstanding of $31.3 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $4.9 million at December 31, 2014.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases as of December 31, 2014, are as follows for continuing operations (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2015	$697,101	$3,672
2016	619,175	3,542
2017	529,607	3,105
2018	431,771	2,971
2019	339,182	2,606
Thereafter	1,123,625	128,658
	$3,740,461	$144,554

10.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

Non-controlling interests relate to the following (in millions):

	December 31,
	2014	2013
OP Units	$25.6	$7.4
Consolidated joint venture interests	1.7	15.8
	$27.3	$23.2

In 2014, the Company issued 1.0 million OP Units in conjunction with the purchase of an asset in Chicago, Illinois (Note 3).  The Company had 1,412,366 and 369,176 OP Units outstanding at December 31, 2014 and 2013, respectively.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s balance sheet as Non-Controlling Interests.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	December 31,
	2014	2013
Class H—7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 110,000 shares issued and outstanding at December 31, 2013	$—	$55,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2014 and 2013	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2014 and 2013	150,000	150,000
	$350,000	$405,000

In May 2014, the Company redeemed the remaining $55.0 million of its Class H Cumulative Redeemable Preferred Shares (“Class H Preferred Shares”) at a redemption price of $504.6094 per Class H Preferred Share (the sum of $500.00 per Class H Preferred Share and dividends per Class H Preferred Share of $4.6094 prorated to the redemption date of May 30, 2014) or $25.2305 per depositary share (the sum of $25.00 per depositary share and dividends per depositary share of $0.2305 prorated to the redemption date of May 30, 2014).  The Company recorded a charge of $1.9 million related to the write-off of the Class H Preferred Shares’ original issuance costs.  In 2013 and 2012, the Company also recorded charges of $5.2 million and $5.8 million, respectively, to net loss attributable to common shareholders related to the write-off of preferred share original issuance costs triggered by the redemption of preferred shares in the respective year.  Total fees paid by the Company for the issuance of preferred shares were $0.4 million and $0.8 million in 2013 and 2012, respectively.

The depositary shares, representing the Class J Cumulative Redeemable Preferred Shares (“Class J Shares”) and the Class K Cumulative Redeemable Preferred Shares (“Class K Shares”) represent 1/20 of a Class J Share and Class K Share, respectively, and have a stated value of $500 per share.  The Class J depositary shares are not redeemable by the Company prior to August 1, 2017, and the Class K depositary shares are not redeemable by the Company prior to April 9, 2018, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value.  Common share dividends declared per share were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Common share dividends declared per share	$0.62	$0.54	$0.48

The Company issued common shares, including through the use of its continuous equity programs, for the years ended December 31, 2014, 2013 and 2012, and paid fees of $0.2 million, $0.7 million $1.1 million, respectively, as follows (amounts in millions, except per share):

Year	Number of Shares Sold	Average Price Per Share	Net Proceeds
2014	0.7	$18.15	$11.6
2013	44.1	$18.76	$788.0
2012	36.5	$13.98	$492.1

11.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows:

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance, December 31, 2012	$(22,247)	$(5,678)	$—	$(27,925)
Other comprehensive income (loss) before reclassifications	13,863	(24,946)	2,043	(9,040)
Amortization of interest contracts to interest expense(A)	472	—	—	472
Net current-period other comprehensive income (loss)	14,335	(24,946)	2,043	(8,568)
Balance, December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)
Other comprehensive (loss) income before reclassifications	(1,045)	10,002	(627)	8,330
Amortization of interest contracts to interest expense(A)	472	—	—	472
Reclassification adjustment for foreign currency translation(B)	—	21,755	—	21,755
Reclassification adjustment for realized gains on available-for-sale securities(C)	—	—	(1,416)	(1,416)
Net current-period other comprehensive (loss) income	(573)	31,757	(2,043)	29,141
Balance, December 31, 2014	$(8,485)	$1,133	$—	$(7,352)
(A)

Reflects amortization classified in Interest Expense of $0.6 million, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, which was previously recognized in Accumulated OCI in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013.

(B)

Includes a release of foreign currency translation of $19.7 million related to the Company’s sale of its interest in the SSB joint venture (Note 2) classified as Gain on Sale and Control of Interests in the Company’s consolidated financial statements.  Also includes a release of foreign currency translation of $2.1 million related to the Company’s liquidation of its investment in Russia and its substantial liquidation of its consolidated investment in Canada, classified as Gain on Sale as well as Non-Controlling Interests in the Company’s consolidated statement of operations.  These transactions were previously recognized in Accumulated OCI.

(C)	Realized gains are included in the consolidated statement of operations within Other Income (Expense) for the year ended December 31, 2014.

12.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Land held for development(A)	$13.2	$—	$10.1
Undeveloped land(B)	5.4	3.0	20.1
Assets marketed for sale(B)	10.6	16.0	16.6
Total continuing operations	$29.2	$19.0	$46.8
Sold assets or assets held for sale – discontinued operations	8.9	53.6	79.7
Joint venture investments(C)	30.7	1.0	26.7
Total impairment charges	$68.8	$73.6	$153.2
(A)

Amounts reported in the years ended December 31, 2014 and 2012, primarily related to land held for development in Canada that was owned through a consolidated joint venture.  The asset impairments were triggered primarily by the Company’s decision to sell the land.

(B)	The impairment charges were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of one or more potential transactions.
(C)

Represents “other than temporary impairment” charges on unconsolidated joint venture investments.  Amount recorded in 2014 represents a charge on a joint venture development project in Canada.  The impairment primarily was triggered as a result of a major retailer’s change in its strategy to exit the Canadian market, as well as changes in the timing of the project and development assumptions.  In 2012, the charges primarily related to the investment in the Coventry II DDR Montgomery Farm LLC joint venture in which the Company sold its interest in 2012.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2014, 2013 and 2012.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2014
Long-lived assets held and used	$—	$—	$141.2	$141.2	$38.1
Unconsolidated joint venture investments	—	—	6.4	6.4	30.7
December 31, 2013
Long-lived assets held and used/held for sale	—	—	164.2	164.2	72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0
December 31, 2012
Long-lived assets held and used	—	—	180.7	180.7	126.5
Unconsolidated joint venture investments	—	—	4.7	4.7	26.7
Deconsolidated joint venture investment	—	—	56.1	56.1	9.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31,				Range
Description	2014	2013	Valuation Technique	Unobservable Inputs	2014	2013
Impairment of consolidated assets	$74.2	$88.7	Indicative Bid (A)/ Contracted Price	Indicative Bid (A)/ Contracted Price	N/A	N/A
	67.0	75.5	Income Capitalization Approach(B)	Market Capitalization Rate	8%	8%–10%
				Price per Square Foot	N/A	$12–$117
Impairment of joint venture investments	6.4	35.3	Discounted Cash Flow	Discount Rate	15%	8%–15%
				Terminal Capitalization Rate	6%	N/A
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

13.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2014, the Company sold 35 properties (including two properties held for sale at December 31, 2013) that were classified as discontinued operations for the years ended December 31, 2014, 2013 and 2012.  Included in discontinued operations for the three years ended December 31, 2014, are 103 properties.

The operating results related to assets sold as of December 31, 2014, are as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$39,537	$81,241	$102,552
Expenses:
Operating expenses	11,070	23,204	29,103
Impairment charges	8,877	53,553	79,731
Interest, net	9,947	19,457	25,745
Depreciation and amortization	16,254	27,568	31,184
	46,148	123,782	165,763
Loss from discontinued operations	(6,611)	(42,541)	(63,211)
Gain on disposition of real estate, net of tax	96,009	11,274	3,847
Income (loss) from discontinued operations	$89,398	$(31,267)	$(59,364)

14.	Transactions with Related Parties

Transactions with the Company’s equity affiliates are described in Note 2.

As discussed in Note 2, on April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”) the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  The Investor is deemed to be a related party as a result of his common stock ownership in DDR.  Furthermore, Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with the Investor, which entities purchased a portion of the Company’s ownership interest in SSB.  The Company believes that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  The transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by the Investor recusing themselves.

In 2010, the Company funded a $31.7 million mezzanine loan to a subsidiary of EDT Retail Trust (“EDT”) collateralized by equity interests in six shopping center assets managed by the Company.  Although the Company’s interest in EDT was redeemed in 2009, the Company retained two positions on EDT’s board of directors through June 2012.  The mezzanine loan bore interest at a fixed rate of 10%.  For the first six months of 2012, the period in which EDT owned the assets, the Company recorded $1.5 million of interest income.  The loan was assumed by the Company’s unconsolidated joint venture BRE DDR Retail Holdings I, LLC and reclassified into Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2012 (Note 2).  In 2013, this loan was repaid in its entirety and applied to fund the Blackstone I Acquisition (Notes 2 and 3).

15.	Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, awards available for grant were 6.8 million common shares at December 31, 2014.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

The fair values for option awards granted in 2014, 2013 and 2012 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31
	2014	2013	2012
Weighted-average fair value of grants	$2.43	$5.31	$5.07
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.2%–1.4%	0.9%–1.8%	0.5%–1.1%
Dividend yield (range) – Forecasted dividend yield based on the expected life	4.5%–4.6%	4.1%–4.5%	3.6%–4.7%
Expected life (range) – Derived by referring to actual exercise experience	4–5 years	5–6 years	4–5 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	24.7%–28.5%	49.2%–52.5%	50.8%–66.8%

The following table reflects the stock option activity described above:

	Number of Options (Thousands)		Weighted-	Weighted- Average	Aggregate
	Employees	Directors	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2011	2,683	10	$25.35
Granted	345	—	13.87
Exercised	(266)	—	6.54
Forfeited	(166)	(10)	26.21
Balance December 31, 2012	2,596	—	25.70
Granted	345	—	16.91
Exercised	(87)	—	9.25
Forfeited	(193)	—	28.10
Balance December 31, 2013	2,661	—	24.77
Granted	774	—	16.61
Exercised	(154)	—	10.02
Forfeited	(320)	—	33.40
Balance December 31, 2014	2,961	—	$22.48	5.6	$11,088

Options exercisable at December 31,
2014	1,922	—	$25.75	4.0	$9,077
2013	2,052	—	27.53	4.1	6,491
2012	2,035	—	29.12	4.5	6,538

The following table summarizes the characteristics of the options outstanding at December 31, 2014 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/14	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/14	Weighted-Average Exercise Price
$0.00–$6.50	471	4.0	$6.01	471	$6.01
$6.51–$12.50	200	5.3	10.42	197	10.39
$12.51–$21.00	1,480	8.2	15.88	444	14.56
$21.01–$45.50	490	2.0	38.74	490	38.74
$45.51–$69.50	320	1.8	59.96	320	59.96
	2,961	5.7	$22.48	1,922	$25.75

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2014 (options in thousands):

	Options	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	$609	$5.26
Granted	774	2.43
Vested	(273)	5.28
Forfeited	(71)	3.95
Unvested at December 31, 2014	$1,039	$3.23

As of December 31, 2014, total unrecognized stock option compensation cost granted under the plans was $1.9 million, which is expected to be recognized over a weighted-average 1.8-year term.

Exercises of Employee Stock Options

The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available (in millions).

	For the Year Ended December 31,
	2014	2013	2012
Cash received for exercise price	$1.5	$0.8	$1.7
Intrinsic value	1.1	0.7	2.2

Restricted Stock Awards

In 2014, 2013 and 2012, the Board of Directors approved grants of 0.3 million, 0.2 million and 0.3 million restricted common shares, respectively, to executives of the Company.  The restricted stock grants generally vest in equal annual amounts over a four-year period.  Restricted share awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding.  These grants have a weighted-average fair value at the date of grant ranging from $9.25 to $16.92, which was equal to the market value of the Company’s common shares at the date of grant. As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors in each of the three years ended December 31, 2014.  These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

In 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “2009 VSEP”) and the grant of awards to certain of the Company’s executives.  These award grants are reflected as restricted stock and vest in equal annual amounts through December 31, 2016.

2013 Value Sharing Equity Program

The Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”) and on January 1, 2013, granted awards to certain officers of the Company that represent the opportunity to earn restricted stock grants through December 31, 2015 (unless terminated early pursuant to a change in control).  The 2013 VSEP awards, if earned, may result in the granting of common shares of the Company to participants on measurement dates over the three-year term, subject to an additional four-year service-based vesting schedule.  As a result, in general, the total compensation available to participants under the 2013 VSEP will be fully earned and vested only after seven years or December 31, 2019.

The 2013 VSEP is designed to allow DDR to reward participants for superior financial performance and allow them to share in value created based upon (1) increases in DDR’s adjusted market capitalization over pre-established periods and (2) increases in relative total shareholder return of DDR as compared to the performance of the FTSE NAREIT Equity REITs Total Return Index for the FTSE International Limited NAREIT U.S. Real Estate Index Series (the “NAREIT Index”).  Under the 2013 VSEP, participants may be granted two types of performance-based awards – an “absolute performance award” and a “relative performance award” – that, if earned, are settled with DDR common shares and are subject to additional service-based vesting requirements for a period of four years.

Absolute Performance Awards.  Under the absolute performance awards, on five specified measurement dates occurring through December 31, 2015, DDR will measure the “Value Created” during the period between the start of the 2013 VSEP and the applicable measurement date.  Value Created is measured for each period for the absolute performance awards as the increase in DDR’s market capitalization, as adjusted for equity issuances and/or equity repurchases, between the start of the 2013 VSEP and the applicable measurement date.  The share price used for purposes of determining Value Created for the absolute performance awards is capped based on an 8.0% compound annual growth rate for DDR shares from the start of the 2013 VSEP through the end of 2015 (the “Maximum Ending Share Price”), with the cap applying to each measurement period.

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

Relative Performance Awards.  Under the relative performance awards, on December 31, 2015 (or upon a change in control, if earlier), DDR will compare its dividend-adjusted share price performance during the period between the start of the 2013 VSEP and December 31, 2015, to the performance of a comparable hypothetical investment in the NAREIT Index (in each case as adjusted for equity issuances and/or equity repurchases during the same period).  No relative performance awards will be earned by participants unless and until the absolute performance awards have already been earned by DDR achieving its Maximum Ending Share Price, and thus achieving maximum performance for the absolute performance awards.

If DDR’s relative performance exceeds the NAREIT Index, then the relative performance awards may be earned provided certain conditions are met.  The total share of Value Created for all participants for the relative performance awards is capped at $36.0 million (the aggregate percentage share for all participants for the relative performance awards is 1.9337%), and, as a result, each participant’s total share of Value Created for the relative performance awards is capped at an individual maximum limit.  The participant must be employed with DDR on the measurement date to be granted the relative performance awards.

Unless otherwise determined by the Executive Compensation Committee of the Board of Directors, the DDR shares earned under the absolute performance awards and relative performance awards will generally be subject to additional service-based restrictions consistent with the Company’s restricted stock awards.  The fair value of the 2013 VSEP awards was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.36%
Weighted-average dividend yield	4.0%
Expected life	3 years
Expected volatility	18%–24%

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants and grants under the 2009 VSEP and 2013 VSEP for the year ended December 31, 2014 (awards in thousands):

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,719	$14.35
Granted	765	17.43
Vested	(1,261)	14.66
Forfeited	(58)	10.59
Unvested at December 31, 2014	1,165	$16.00

As of December 31, 2014, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $12.2 million, which is expected to be recognized over a weighted-average 2.3-year term.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company that permits participants to defer up to a maximum of 50% of their compensation subject to statutory limits.  The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus.  The Company’s plan allows for the Company to make additional discretionary contributions.  No discretionary contributions have been made.  Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year over five years.  Once an employee has been employed by the Company for five years, all matching contributions are fully vested.  The Company funds all matching contributions with cash.  The Company’s contributions for each of the three years ended December 31, 2014, 2013 and 2012, were $1.1 million, $1.1 million and $1.0 million, respectively.  The 401(k) plan was fully funded at December 31, 2014.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan (“Elective Deferred Compensation Plan”) for certain officers that permits participants to defer up to 100% of their base salaries, commissions and annual performance-based cash bonuses, less applicable taxes and benefits deductions.  The Company provides a matching contribution in the Elective Deferred Compensation Plan to any participant who defers to the Elective Deferred Compensation Plan based upon the lesser of (1) 3% of the participant’s total cash compensation or (2) 50% of total deferrals to the 401(k) and the Elective Deferred Compensation Plans combined, less any matching contributions made to the participant’s 401(k) plan.  Deferred compensation related to an employee contribution is charged to expense and is fully vested.  Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year.  Once an employee has been employed by the Company five years, all matching contributions are fully vested.  The Company’s contributions were $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.  At December 31, 2014 and 2013, deferred compensation under the Elective Deferred Compensation Plan aggregated $3.7 million and $3.5 million, respectively.  The Elective Deferred Compensation Plan was fully funded at December 31, 2014.

Equity Deferred Compensation Plan

The Company maintains the DDR Corp. Equity Deferred Compensation Plan (the “Equity Deferred Compensation Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares.  At each of December 31, 2014 and 2013, there were 0.5 million common shares of the Company in the Equity Deferred Compensation Plan valued at $8.3 million and $7.1 million, respectively.  The Equity Deferred Compensation Plan was fully funded at December 31, 2014.

Vesting of restricted share grants of approximately 0.1 million common shares in 2014, 2013 and 2012 was deferred through the Equity Deferred Compensation Plan.  The Company recorded $1.1 million in 2014 and 2013 and $1.8 million in 2012, in equity as deferred compensation obligations for the vested restricted shares deferred into the Equity Deferred Compensation Plan.

In 2014, 2013 and 2012, certain officers elected to have their deferred compensation distributed, which resulted in a reduction of the deferred obligation of $1.3 million in 2014 and $1.1 million for 2013 and 2012.

Directors’ Deferred Compensation Plan

The Company maintains the Directors’ Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of compensation.  At each of December 31, 2014 and 2013, there were 0.5 million and 0.4 million common shares of the Company in the Directors Plan valued at $8.8 million and $6.6 million, respectively.  The Directors Plan was fully funded at December 31, 2014.

16.	Earnings Per Share

The following table provides a reconciliation of net income (loss) from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Numerators – Basic and Diluted
Continuing Operations:
Income from continuing operations	$21,107	$21,419	$28,172
Plus: Gain on disposition of real estate	3,060	467	5,863
Plus: Income (loss) attributable to non-controlling interests	2,356	(640)	(348)
Write-off of preferred share original issuance costs	(1,943)	(5,246)	(5,804)
Preferred dividends	(24,054)	(27,721)	(28,645)
Less: Earnings attributable to unvested shares and operating partnership units	(1,684)	(1,367)	(1,114)
Loss from continuing operations	(1,158)	(13,088)	(1,876)
Discontinued Operations:
Income (loss) from discontinued operations	89,398	(31,267)	(59,364)
Plus: Income (loss) attributable to non-controlling interests	1,361	(154)	(145)
Net income (loss) attributable to common shareholders after allocation to participating securities	$89,601	$(44,509)	$(61,385)
Denominators – Number of Shares
Basic and Diluted – Average shares outstanding	358,122	326,426	291,726
Basic Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to common shareholders	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)
Diluted Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to common shareholders	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.25	$(0.14)	$(0.21)

Basic average shares outstanding do not include restricted shares totaling 1.2 million, 1.8 million and 2.4 million that were not vested at December 31, 2014, 2013 and 2012, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

Options to purchase 3.0 million, 2.7 million and 2.6 million common shares were outstanding at December 31, 2014, 2013 and 2012, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for all periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The Company’s senior convertible notes due 2040 were not included in the computation of diluted EPS for all periods presented due to the Company’s loss from continuing operations.  In accordance with the terms specified in the governing documents, the senior convertible notes are convertible into common shares of the Company if the Company’s trading price exceeds 125% of the conversion price ($14.85 at December 31, 2014) (Note 7) and dilutive if the Company’s average trading price exceeds the conversion price.  The Company’s senior convertible notes due 2012, which were also convertible into common shares of the Company, were not included in the computation of diluted EPS in 2012 due to the Company’s loss from continuing operations.  The senior convertible notes due 2012 were repaid at maturity.  In addition, the purchased option related to these notes was not included in the computation of diluted EPS for 2012 because the purchase option was anti-dilutive.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for 2014, 2013 or 2012 because the effect of assuming conversion was anti-dilutive (Note 10).

•

Shares subject to issuance under the Company’s 2013 VSEP (Note 15) were not considered in the computation of diluted EPS for the years ended December 2014 and 2013 as the calculation was anti-dilutive.  This 2013 VSEP was not in effect in 2012.

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

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2014, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  In addition, the Company has a TRS that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilizes its TRS to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT.  In addition, the Company is subject to income tax on any taxable income generated from its operations in Puerto Rico.

At December 31, 2014, 2013 and 2012, the tax cost basis of assets was $10.6 billion, $10.4 billion and $8.7 billion, respectively.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded a net payment of $1.6 million, $1.9 million and $1.1 million, respectively, related to taxes. These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

The following represents the combined activity of the Company’s TRS and its taxable activity in Puerto Rico (in thousands):

	For the Year Ended December 31,
TRS	2014	2013	2012
Book income (loss) before income taxes	$12,104	$6,705	$(16,934)
Current	$—	$—	$—
Deferred	—	—	—
Total expense	$—	$—	$—

	For the Year Ended December 31,
Puerto Rico	2014	2013	2012
Book loss before income taxes	$(11,040)	$(9,919)	$(19,738)
Current	$—	$673	$—
Deferred	—	—	—
Total expense	$—	$673	$—

At December 31, 2014 and 2013, the Company had combined net deferred tax assets of $84.5 million and $86.5 million, respectively.  The net deferred tax asset at December 31, 2014, included $36.4 million attributed to TRS net operating loss carryforwards that expire in varying amounts between the years 2022 through 2034 and $48.3 million of Puerto Rico special partnership loss carryforwards with no expiration date.

The differences between total income tax expense or benefit and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity and its Puerto Rico activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2014	2013	2012
Statutory rate of 34% applied to pre-tax income (loss)	$4,115	$2,280	$(5,757)
Effect of state and local income taxes, net of federal tax benefit	605	335	(847)
Valuation allowance (decrease) increase	(6,144)	(1,725)	16,808
Other	1,424	(890)	(10,204)
Total expense	$—	$—	$—
Effective tax rate	0.00%	0.00%	0.00%

	For the Year Ended December 31,
Puerto Rico	2014	2013	2012
Statutory rate of 39%(A) applied to pre-tax loss	$(4,306)	$(3,869)	$(5,921)
Valuation allowance increase	4,194	6,714	7,049
Statutory rate increase	—	(2,189)	—
Other	112	17	(1,128)
Total expense	$—	$673	$—
Effective tax rate	0.00%	(6.79)%	0.00%

(A)

Act No. 40-2013, the “Tax Burden Redistribution and Adjustment Act,” was passed on June 30, 2013, which increased the corporate statutory rate in Puerto Rico from 30% to 39% retroactive to January 1, 2013.

Deferred tax assets and liabilities of the Company’s TRS and Puerto Rico were as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Deferred tax assets – TRS	$67,085	$73,182	$75,450
Deferred tax assets – Puerto Rico	53,394	50,061	34,041
Deferred tax liabilities – TRS	(539)	(492)	(1,035)
Deferred tax liabilities – Puerto Rico	(35,437)	(36,298)	(26,992)
Valuation allowance – TRS	(66,546)	(72,690)	(74,415)
Valuation allowance – Puerto Rico	(17,957)	(13,763)	(7,049)
Net deferred tax asset(A)	$—	$—	$—
(A)

The components of the net deferred tax assets are primarily attributable to net operating losses, Puerto Rico special partnership losses and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net income (loss) attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
GAAP net income (loss) attributable to DDR	$117,282	$(10,175)	$(25,822)
Plus: Book depreciation and amortization(A)	341,391	296,008	247,084
Less: Tax depreciation and amortization(A)	(210,850)	(194,889)	(185,230)
Book/tax differences on losses from capital transactions	(313,855)	(148,066)	(122,101)
Joint venture equity in earnings (loss), net(A)	96,860	15,156	(23,885)
Dividends from subsidiary REIT investments	463	503	480
Deferred income	(12,545)	4,910	8,471
Compensation expense	(6,103)	(5,626)	(11,325)
Impairment charges	68,703	73,577	153,142
Senior convertible notes - accretion adjustment	11,377	10,789	10,884
Miscellaneous book/tax differences, net	(14,745)	(9,268)	(2,755)
Taxable income before adjustments	77,978	32,919	48,943
Less: Capital gains	(48,015)	—	(48,943)
Taxable income subject to the 90% dividend requirement	$29,963	$32,919	$—
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings (loss), net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Dividends paid	$239,294	$193,101	$153,617
Plus: Deemed dividends on convertible debt	12,026	9,987	7,875
Less: Dividends designated to prior year	(6,608)	(7,030)	(6,967)
Plus: Dividends designated from the following year	5,594	6,608	7,030
Less: Return of capital	(172,328)	(169,747)	(112,612)
Dividends paid deduction	$77,978	$32,919	$48,943

The dividends declared in the fourth quarter with respect to the Company’s common shares for the years ended December 31, 2014, 2013 and 2012, have been allocated and reported to shareholders in the subsequent year.  The tax characterization of common share dividends per share as reported to shareholders for the three years ended December 31, 2014, is summarized as follows:

2014 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2013	1/7/2014	$0.012391	$0.019856	$0.102753	$0.135000
1st quarter	4/8/2014	0.014227	0.022798	0.117975	0.155000
2nd quarter	7/8/2014	0.014227	0.022798	0.117975	0.155000
3rd quarter	10/10/2014	0.014227	0.022798	0.117975	0.155000
4th quarter	1/6/2015	—	—	—	—
		$0.055072	$0.088250	$0.456678	$0.600000

2013 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2012	1/4/2013	$0.003589	$—	$0.116411	$0.120000
1st quarter	4/2/2013	0.004038	—	0.130962	0.135000
2nd quarter	7/2/2013	0.004038	—	0.130962	0.135000
3rd quarter	10/8/2013	0.004038	—	0.130962	0.135000
4th quarter	1/7/2014	—	—	—	—
		$0.015703	$—	$0.509297	$0.525000

2012 Dividends	Date Paid	Gross Ordinary Income	Capital Gain Distributions	Return of Capital	Total Dividends
4th quarter 2011	1/6/2012	$—	$0.012200	$0.067800	$0.080000
1st quarter	4/3/2012	—	0.018300	0.101700	0.120000
2nd quarter	7/6/2012	—	0.018300	0.101700	0.120000
3rd quarter	10/2/2012	—	0.018300	0.101700	0.120000
4th quarter	1/4/2013	—	—	—	—
		$—	$0.067100	$0.372900	$0.440000

18.	Segment Information

The Company has two reportable operating segments: shopping centers and loan investments.  Each consolidated shopping center is considered a separate operating segment and follows the accounting policies described in Note 1; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.  Effective 2014, the Company’s equity method investment in the Brazil equity investment was no longer considered a reportable segment due to the Company’s sale of its entire ownership interest in SSB (Note 2).  The operating segment information for the years ended December 2013 and 2012 has been restated to conform to the current presentation.  The following table summarizes the Company’s shopping centers:

	December 31,
	2014	2013	2012
Shopping centers owned	415	416	452
Joint venture shopping centers owned	189	173	209

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations (Note 13) (in thousands):

	For the Year Ended December 31, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$985,479	$196		$985,675
Operating expenses(A)	(310,180)	(102)		(310,282)
Net operating income	675,299	94		675,393
Depreciation and amortization	(402,825)			(402,825)
Interest income		15,927		15,927
Other income (expense), net		(500)	$(11,762)	(12,262)
Unallocated expenses(B)			(323,459)	(323,459)
Equity in net income of joint ventures	10,989			10,989
Impairment of joint venture investments	(30,652)			(30,652)
Gain on sale and change in control of interests, net	87,996			87,996
Income from continuing operations				$21,107
As of December 31, 2014:
Total gross real estate assets	$10,335,785			$10,335,785
Notes receivable, net(C)		$357,754	$(301,509)	$56,245

	For the Year Ended December 31, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$829,890	$45		$829,935
Operating expenses(A)	(257,771)	(452)		(258,223)
Net operating income (loss)	572,119	(407)		571,712
Depreciation and amortization	(296,560)			(296,560)
Interest income		23,541		23,541
Other income (expense), net			$(6,408)	(6,408)
Unallocated expenses(B)			(296,611)	(296,611)
Equity in net (loss) income of joint ventures	(10,020)		16,839	6,819
Impairment of joint venture investments	(980)			(980)
Gain on sale and change in control of interests, net	19,906			19,906
Income from continuing operations				$21,419
As of December 31, 2013:
Total gross real estate assets	$10,228,061			$10,228,061
Notes receivable, net(C)		$143,989	$(65,651)	$78,338

	For the Year Ended December 31, 2012
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$707,070	$17		$707,087
Operating expenses(A)	(254,405)	(597)		(255,002)
Net operating income (loss)	452,665	(580)		452,085
Depreciation and amortization	(219,902)			(219,902)
Interest income		15,800		15,800
Other income (expense), net		(4,300)	$(13,506)	$(17,806)
Unallocated expenses(B)			(288,711)	(288,711)
Equity in net (loss) income of joint ventures	(2,570)		37,820	35,250
Impairment of joint venture investments	(26,671)			(26,671)
Gain on sale and change in control of interests, net	78,127			78,127
Income from continuing operations				$28,172
As of December 31, 2012:
Total gross real estate assets	$8,639,111			$8,639,111
Notes receivable, net(C)		$246,907	$(178,189)	$68,718
(A)	Includes impairment charges of $29.2 million, $19.0 million and $46.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(B)	Unallocated expenses consist of General and Administrative expenses, Interest Expense, Loss on Debt Retirement, Net and Tax Expense as listed in the consolidated statements of operations.
(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

19.	Subsequent Events

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s Unsecured Term Loan, $100.0 million of debt under the Company’s Secured Term Loan and amounts outstanding on the Revolving Credit Facilities.

20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014					2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$241,512	$242,040	$245,355	$256,768		$188,924	$197,664	$201,682	$241,665
Net (loss) income attributable to DDR	(16,640)	76,016	68,606	(10,700)	(A)	6,303	(23,313)	(375)	7,210	(A)
Net (loss) income attributable to common shareholders	(23,248)	67,815	63,012	(16,294)	(A)	(727)	(36,034)	(6,983)	602	(A)
Basic:
Net (loss) income per common share attributable to common shareholders	$(0.07)	$0.19	$0.17	$(0.05)		$0.00	$(0.11)	$(0.02)	$0.00
Weighted-average number of shares	357,634	357,812	358,025	359,007		313,231	316,967	318,184	356,935
Diluted:
Net (loss) income per common share attributable to common shareholders	$(0.07)	$0.19	$0.17	$(0.05)		$0.00	$(0.11)	$(0.02)	$0.00
Weighted-average number of shares	357,634	358,295	358,512	359,007		313,899	316,967	318,184	356,935
(A)

Includes impairment charges of $32.6 million and $6.8 million for the three months ended December 31, 2014 and 2013, respectively.  In addition, the Company recorded a Gain on Change in Control of Interests of $18.8 million (Note 3) during the three months ended December 31, 2013.

SCHEDULE II

DDR Corp.

Valuation and Qualifying Accounts and Reserves

For the years ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions	Balance at End of Year
Year ended December 31, 2014
Allowance for uncollectible accounts(A)	$29,032	$4,342	(B)	$6,985	$26,389
Valuation allowance for deferred tax assets	$86,453	$—		$1,950	$84,503
Year ended December 31, 2013
Allowance for uncollectible accounts(A)	$29,458	$8,315		$8,741	$29,032
Valuation allowance for deferred tax assets	$81,464	$4,989		$—	$86,453
Year ended December 31, 2012
Allowance for uncollectible accounts(A)	$33,291	$12,290	(B)	$16,123	$29,458
Valuation allowance for deferred tax assets	$57,607	$23,857		$—	$81,464
(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Includes loan loss reserve of $0.5 million and $4.3 million for the years ended December 31, 2014 and 2012, respectively.

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Bayamon, PR	$132,074	$152,441	$—	$132,759	$185,565	$318,324	$52,692	$265,632	$—	S/L 31.5	2005 (A)
Carolina, PR	28,522	76,947	—	28,601	82,634	111,235	26,038	85,197	74,222	S/L 31.5	2005 (A)
Humacao, PR	16,386	74,059	—	16,386	83,385	99,771	28,148	71,623	—	S/L 31.5	2005 (A)
Isabela, PR	8,175	41,094	—	8,236	43,001	51,237	13,742	37,495	22,101	S/L 31.5	2005 (A)
San German, PR	3,215	24	—	3,215	41	3,256	33	3,223	—	S/L 31.5	2005 (A)
Cayey, PR	18,226	25,101	—	18,538	27,104	45,642	8,570	37,072	20,925	S/L 31.5	2005 (A)
Bayamon, PR	91,645	98,007	—	92,027	117,667	209,694	34,277	175,417	125,700	S/L 31.5	2005 (A)
Rio Piedras, PR	10,338	23,285	—	10,338	29,787	40,125	9,362	30,763	—	S/L 31.5	2005 (A)
Bayamon, PR	4,294	11,987	—	4,584	24,579	29,163	6,160	23,003	—	S/L 31.5	2005 (A)
Arecibo, PR	7,965	29,898	—	8,094	32,679	40,773	10,437	30,336	—	S/L 31.5	2005 (A)
Hatillo, PR	101,219	105,465	—	101,219	131,530	232,749	41,290	191,459	—	S/L 31.5	2005 (A)
Vega Baja, PR	7,076	18,684	—	7,076	18,950	26,026	6,105	19,921	—	S/L 31.5	2005 (A)
Guayama, PR	1,960	18,721	—	1,960	19,642	21,602	6,191	15,411	11,759	S/L 31.5	2005 (A)
Fajardo, PR	4,376	41,199	—	4,376	49,971	54,347	13,644	40,703	25,159	S/L 31.5	2005 (A)
San German, PR	6,470	20,751	—	6,470	21,469	27,939	6,940	20,999	—	S/L 31.5	2005 (A)
Brandon, FL	—	4,111	—	—	6,366	6,366	5,339	1,027	—	S/L 30.0	1972 (C)
Stow, OH	993	9,028	—	993	37,400	38,393	17,108	21,285	—	S/L 30.0	1969 (C)
Westlake, OH	424	3,803	201	424	10,501	10,925	7,184	3,741	—	S/L 30.0	1974 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	4,967	6,104	2,885	3,219	—	S/L 31.5	1995 (A)
Homestead, FL	23,390	59,639	—	24,103	62,294	86,397	9,719	76,678	—	S/L 31.5	2008 (C)
Tarpon Springs, FL	146	7,382	81	146	9,804	9,950	7,264	2,686	—	S/L 30.0	1974 (C)
McHenry, IL	1,294	5,251	—	14,255	61,701	75,956	13,201	62,755	—	S/L 31.5	2006 (C)
Miami, FL	11,626	30,457	—	26,743	115,864	142,607	25,502	117,105	—	S/L 31.5	2006 (C)
San Antonio, TX	3,990	28,404	—	3,990	38,506	42,496	8,096	34,400	—	S/L 31.5	2007 (C)
Gulfport, MS	—	36,370	—	—	53,595	53,595	20,174	33,421	—	S/L 31.5	2003 (A)
Tupelo, MS	2,213	14,979	—	2,213	19,034	21,247	11,270	9,977	—	S/L 31.5	1994 (A)
Long Beach, CA	—	111,512	—	—	146,056	146,056	49,562	96,494	—	S/L 31.5	2005 (C)
Brunswick, ME	3,796	15,459	—	3,796	20,879	24,675	11,393	13,282	—	S/L 31.5	1997 (A)
Oceanside, CA	—	10,643	—	—	14,406	14,406	6,416	7,990	—	S/L 31.5	2000 (C)
Reno, NV	1,132	4,696	—	1,132	4,723	5,855	1,510	4,345	—	S/L 31.5	2000 (C)
Everett, MA	9,311	44,647	—	9,462	51,858	61,320	21,936	39,384	—	S/L 31.5	2001 (C)
Pasadena, CA	46,957	101,475	2,053	46,957	106,143	153,100	46,597	106,503	—	S/L 31.5	2003 (A)
Salisbury, MD	2,070	12,495	277	2,071	15,584	17,655	6,155	11,500	—	S/L 31.5	1999 (C)
Apex, NC	9,576	43,619	—	10,521	56,124	66,645	14,245	52,400	—	S/L 31.5	2006 (C)
Erie, PA	6,373	19,201	—	6,373	53,281	59,654	27,823	31,831	—	S/L 31.5	1995 (C)
San Francisco, CA	10,464	25,730	—	10,464	26,394	36,858	8,669	28,189	—	S/L 31.5	2002 (A)
Chillicothe, OH	43	2,549	2	1,170	4,405	5,575	2,685	2,890	—	S/L 31.5	1974 (C)
Phoenix, AZ	18,701	18,811	118	18,701	20,125	38,826	5,624	33,202	—	S/L 31.5	1999 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Macedonia, OH	11,582	34,323	—	11,582	36,844	48,426	7,559	40,867	19,375	S/L 31.5	2011 (A)
Huber Hts, OH	757	14,469	—	757	27,112	27,869	15,191	12,678	—	S/L 31.5	1993 (A)
Boardman, OH	8,152	27,983	—	8,152	30,770	38,922	15,871	23,051	24,470	S/L 31.5	1997 (C)
Solon, OH	6,220	7,454	—	6,220	25,445	31,665	11,565	20,100	—	S/L 31.5	1998 (C)
Bedford, IN	706	8,425	6	1,067	12,210	13,277	7,127	6,150	—	S/L 31.5	1993 (A)
Sunset Hills, MO	12,791	38,404	—	13,403	52,241	65,644	26,156	39,488	—	S/L 31.5	1998 (A)
Brentwood, MO	10,018	32,053	—	10,018	35,424	45,442	16,628	28,814	31,058	S/L 31.5	1998 (A)
Cedar Rapids, IA	4,219	12,697	—	4,219	14,069	18,288	7,522	10,766	5,094	S/L 31.5	1998 (A)
Des Peres, MO	2,775	8,370	—	4,275	12,982	17,257	5,012	12,245	—	S/L 31.5	1998 (A)
Springfield, MO	—	2,048	—	—	2,655	2,655	1,316	1,339	—	S/L 31.5	1998 (A)
St. Louis, MO	4,159	3,818	—	6,051	7,801	13,852	2,448	11,404	—	S/L 31.5	1998 (A)
Aurora, OH	832	7,560	—	1,592	14,162	15,754	7,267	8,487	—	S/L 31.5	1995 (C)
Nampa, ID	1,395	8,563	—	9,609	92,401	102,010	15,420	86,590	—	S/L 31.5	2007 (A)
Simpsonville, SC	417	6,563	—	417	7,096	7,513	4,751	2,762	—	S/L 31.5	1994 (A)
Camden, SC	627	7,519	7	1,021	11,818	12,839	7,830	5,009	—	S/L 31.5	1993 (A)
N. Charleston, SC	911	11,346	1	1,081	16,996	18,077	11,302	6,775	—	S/L 31.5	1993 (A)
Mt. Pleasant, SC	2,430	10,470	—	2,364	21,519	23,883	11,531	12,352	—	S/L 31.5	1995 (A)
Sault St. Marie, MI	1,826	13,710	—	1,826	20,646	22,472	10,810	11,662	—	S/L 31.5	1994 (A)
Grand Rapids, MI	3,380	17,323	—	3,380	25,656	29,036	12,579	16,457	—	S/L 31.5	1995 (A)
Meridian, ID	24,591	31,779	—	24,841	63,276	88,117	23,340	64,777	—	S/L 31.5	2001 (C)
Birmingham, AL	10,573	26,002	—	11,434	56,051	67,485	26,626	40,859	—	S/L 31.5	1994 (A)
Valencia, CA	—	15,784	—	—	18,015	18,015	5,245	12,770	—	S/L 31.5	2006 (A)
Mooresville, NC	14,369	43,688	—	14,369	46,845	61,214	15,642	45,572	—	S/L 31.5	2004 (A)
Wilmington, NC	4,287	16,852	1,183	4,287	35,326	39,613	22,778	16,835	—	S/L 31.5	1989 (C)
Spring Hill, FL	1,084	4,816	266	2,096	11,959	14,055	7,626	6,429	2,578	S/L 30.0	1988 (C)
Centennial, CO	7,833	35,550	—	8,082	64,158	72,240	30,301	41,939	—	S/L 31.5	1997 (C)
New Bern, NC	441	6,575	—	441	7,166	7,607	4,331	3,276	—	S/L 31.5	1989 (C)
Princeton, NJ	13,448	74,249	—	14,464	98,418	112,882	44,054	68,828	57,000	S/L 31.5	1997 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	27,054	42,406	13,733	28,673	30,000	S/L 31.5	2003 (A)
Russellville, AR	606	13,391	—	606	21,104	21,710	10,272	11,438	—	S/L 31.5	1994 (A)
N. Little Rock, AR	907	17,160	—	907	21,545	22,452	11,014	11,438	—	S/L 31.5	1994 (A)
Littleton, CO	12,249	50,709	—	12,621	70,677	83,298	23,803	59,495	—	S/L 31.5	2002 (C)
San Antonio, TX	3,475	37,327	—	4,873	49,959	54,832	16,962	37,870	24,800	S/L 31.5	2002 (C)
Denver, CO	1,141	3,593	—	1,141	6,540	7,681	1,523	6,158	—	S/L 31.5	2001 (A)
Dublin, OH	3,609	11,546	—	3,609	15,065	18,674	7,180	11,494	—	S/L 31.5	1998 (A)
Columbus, OH	11,087	44,494	—	12,243	59,787	72,030	28,305	43,725	50,200	S/L 31.5	1998 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,322	6,488	646	5,842	—	S/L 31.5	2005 (C)
Jackson, MS	4,190	6,783	—	4,190	7,613	11,803	2,856	8,947	—	S/L 31.5	2003 (A)
Tallahassee, FL	1,881	2,956	—	1,881	7,461	9,342	2,684	6,658	—	S/L 31.5	2003 (A)
Cumming, GA	14,249	23,653	—	14,249	25,584	39,833	9,842	29,991	—	S/L 31.5	2003 (A)
Douglasville, GA	3,540	9,625	—	3,540	9,930	13,470	3,951	9,519	—	S/L 31.5	2003 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Columbus, GA	4,220	8,159	—	4,220	10,474	14,694	4,207	10,487	—	S/L 31.5	2003 (A)
Newnan, GA	2,858	15,248	—	2,651	15,776	18,427	4,743	13,684	—	S/L 31.5	2003 (A)
Warner Robins, GA	5,729	7,459	—	5,729	8,005	13,734	3,221	10,513	—	S/L 31.5	2003 (A)
Fayetteville, NC	8,524	10,627	—	8,524	14,781	23,305	5,398	17,907	—	S/L 31.5	2003 (A)
Charleston, SC	3,479	9,850	—	3,479	19,159	22,638	9,306	13,332	—	S/L 31.5	2003 (A)
Denver, CO	20,733	22,818	—	20,804	26,071	46,875	9,960	36,915	—	S/L 31.5	2003 (A)
Chattanooga, TN	1,845	13,214	—	1,845	17,732	19,577	7,091	12,486	—	S/L 31.5	2003 (A)
Hendersonville, TN	3,249	9,068	—	3,249	9,123	12,372	3,563	8,809	4,055	S/L 31.5	2003 (A)
Johnson City, TN	—	521	—	—	3,886	3,886	600	3,286	—	S/L 31.5	2003 (A)
Chester, VA	10,780	4,752	—	10,780	10,903	21,683	4,419	17,264	—	S/L 31.5	2003 (A)
Suwanee, GA	13,479	23,923	—	13,335	32,800	46,135	11,767	34,368	24,470	S/L 31.5	2003 (A)
West Allis, WI	2,371	10,982	—	1,703	12,267	13,970	4,533	9,437	—	S/L 31.5	2003 (A)
Orland Park, IL	10,430	13,081	—	10,430	13,953	24,383	4,694	19,689	—	S/L 31.5	2004 (A)
Louisville, KY	4,180	747	—	4,288	2,124	6,412	781	5,631	—	S/L 31.5	2004 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	58,010	72,141	19,228	52,913	—	S/L 31.5	2004 (A)
Mays Landing, NJ	49,033	107,230	—	49,033	115,373	164,406	40,498	123,908	60,757	S/L 31.5	2004 (A)
Toledo, OH	1,316	3,961	—	928	3,143	4,071	1,324	2,747	—	S/L 31.5	2004 (A)
Mays Landing, NJ	36,224	56,949	—	36,224	62,535	98,759	21,620	77,139	1,446	S/L 31.5	2004 (A)
Ashtabula, OH	1,444	9,912	—	107	3,567	3,674	3,074	600	—	S/L 31.5	2004 (A)
Horseheads, NY	829	3,630	—	6,061	35,062	41,123	5,855	35,268	—	S/L 31.5	2008 (C)
West Seneca, NY	2,929	12,926	—	2,929	13,193	16,122	4,532	11,590	—	S/L 31.5	2004 (A)
Amherst, NY	—	28,331	—	—	25,902	25,902	11,610	14,292	—	S/L 31.5	2004 (A)
Ithaca, NY	9,198	42,969	—	9,198	44,425	53,623	15,052	38,571	6,579	S/L 31.5	2004 (A)
Hamburg, NY	2,565	9,238	—	2,565	10,748	13,313	1,952	11,361	—	S/L 31.5	2004 (A)
Hamburg, NY	6,598	31,853	—	6,598	35,191	41,789	11,901	29,888	—	S/L 31.5	2004 (A)
Hamburg, NY	4,152	22,075	—	4,152	22,792	26,944	7,843	19,101	—	S/L 31.5	2004 (A)
Olean, NY	8,834	29,813	—	8,844	32,090	40,934	11,132	29,802	—	S/L 31.5	2004 (A)
Big Flats, NY	22,229	52,579	—	22,279	58,634	80,913	20,248	60,665	—	S/L 31.5	2004 (A)
Williamsville, NY	5,021	6,768	—	5,021	8,859	13,880	3,728	10,152	—	S/L 31.5	2004 (A)
Buffalo, NY	6,010	19,044	—	4,369	15,255	19,624	6,098	13,526	—	S/L 31.5	2004 (A)
Lockport, NY	9,253	23,829	—	9,253	25,522	34,775	8,337	26,438	1,941	S/L 31.5	2004 (A)
Buffalo, NY	3,568	29,001	—	3,620	30,342	33,962	10,233	23,729	—	S/L 31.5	2004 (A)
Cheektowaga, NY	15,471	25,600	—	15,471	27,319	42,790	10,217	32,573	1,574	S/L 31.5	2004 (A)
New Hartford, NY	1,279	13,685	—	1,053	12,139	13,192	4,690	8,502	—	S/L 31.5	2004 (A)
Gates, NY	9,369	40,672	—	9,369	42,409	51,778	14,934	36,844	—	S/L 31.5	2004 (A)
Rome, NY	4,565	5,078	—	4,565	9,416	13,981	3,021	10,960	775	S/L 31.5	2004 (A)
Niskayuna, NY	20,297	51,155	—	20,297	52,778	73,075	18,452	54,623	9,771	S/L 31.5	2004 (A)
Allentown, PA	5,558	20,060	—	5,558	23,340	28,898	8,509	20,389	10,009	S/L 31.5	2003 (A)
Ft. Collins, CO	1,129	2,054	—	1,129	4,581	5,710	1,686	4,024	—	S/L 31.5	2003 (A)
Hamilton, NJ	8,039	49,896	—	11,774	85,739	97,513	28,979	68,534	—	S/L 31.5	2003 (A)
Lansing, MI	1,598	6,999	—	2,094	17,165	19,259	4,423	14,836	—	S/L 31.5	2003 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
San Antonio, TX	1,613	10,791	—	6,168	71,987	78,155	13,909	64,246	—	S/L 31.5	2007 (C)
San Antonio, TX	2,381	6,487	—	2,381	22,606	24,987	5,704	19,283	—	S/L 31.5	2007 (A)
Kyle, TX	2,548	7,349	—	6,236	21,116	27,352	2,409	24,943	—	S/L 31.5	2009 (C)
Brandon, FL	4,775	13,117	—	4,775	17,153	21,928	2,412	19,516	—	S/L 31.5	2009 (A)
Atlanta, GA	14,078	41,050	—	14,078	42,215	56,293	6,916	49,377	43,300	S/L 31.5	2009 (A)
Marietta, GA	8,425	27,737	—	8,425	28,197	36,622	4,808	31,814	—	S/L 31.5	2009 (A)
Maple Grove, MN	8,917	23,954	—	8,917	25,660	34,577	3,095	31,482	—	S/L 31.5	2011 (A)
Charlotte, NC	27,707	45,021	—	27,707	49,498	77,205	5,544	71,661	—	S/L 31.5	2011 (A)
Charlotte, NC	4,733	5,424	—	4,733	5,793	10,526	602	9,924	—	S/L 31.5	2011 (A)
Colorado Springs, CO	4,890	25,531	—	4,890	26,068	30,958	2,715	28,243	8,548	S/L 31.5	2011 (A)
Columbus, OH	18,716	64,617	—	20,666	69,635	90,301	7,178	83,123	43,654	S/L 31.5	2011 (A)
Portland, OR	20,208	50,738	—	20,208	51,518	71,726	4,921	66,805	—	S/L 31.5	2012 (A)
Phoenix, AZ	15,090	36,880	—	15,090	38,529	53,619	4,221	49,398	—	S/L 31.5	2012 (A)
Charlotte, NC	3,600	30,392	—	3,600	33,295	36,895	1,680	35,215	—	S/L 31.5	2013 (C)
Tucson, AZ	19,298	94,117	—	19,088	96,653	115,741	8,357	107,384	—	S/L 31.5	2012 (A)
Phoenix, AZ	34,201	88,475	—	34,201	97,021	131,222	8,392	122,830	—	S/L 31.5	2012 (A)
Independence, MO	5,011	45,752	—	5,011	46,053	51,064	3,713	47,351	—	S/L 31.5	2012 (A)
Arnold, MO	892	5,283	—	892	6,901	7,793	500	7,293	—	S/L 31.5	2012 (A)
Charlotte, NC	11,224	82,124	—	11,224	85,372	96,596	6,591	90,005	—	S/L 31.5	2012 (A)
Raleigh, NC	3,317	35,411	—	3,317	36,141	39,458	2,740	36,718	—	S/L 31.5	2012 (A)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	1,999	35,900	—	S/L 31.5	2013 (A)
Highland Village, TX	5,545	28,365	—	5,545	29,389	34,934	1,856	33,078	—	S/L 31.5	2013 (A)
Tampa, FL	4,124	20,082	—	4,124	21,248	25,372	1,277	24,095	—	S/L 31.5	2013 (A)
Douglasville, GA	6,812	24,645	—	6,812	24,926	31,738	1,478	30,260	—	S/L 31.5	2013 (A)
Midlothian, VA	3,507	9,229	—	3,507	9,249	12,756	567	12,189	—	S/L 31.5	2013 (A)
Midlothian, VA	4,754	20,273	—	4,754	21,149	25,903	1,330	24,573	—	S/L 31.5	2013 (A)
Newport News, VA	963	7,120	—	963	7,121	8,084	466	7,618	—	S/L 31.5	2013 (A)
Cumming, GA	6,851	49,659	—	6,851	49,728	56,579	2,720	53,859	33,667	S/L 31.5	2013 (A)
Winter Garden, FL	38,945	130,382	—	38,945	130,660	169,605	6,811	162,794	103,762	S/L 31.5	2013 (A)
Colorado Springs, CO	4,111	22,140	—	4,111	23,132	27,243	643	26,600	12,528	S/L 31.5	2014 (A)
Mason, OH	2,032	23,788	—	2,032	23,796	25,828	499	25,329	—	S/L 31.5	2014 (A)
Roseville, CA	23,574	67,031	—	23,574	67,181	90,755	1,319	89,436	—	S/L 31.5	2014 (A)
Chicago, IL	22,642	82,754	—	22,642	82,754	105,396	1,113	104,283	55,500	S/L 31.5	2014 (A)
Jenkintown, PA	4,705	21,918	—	4,705	22,132	26,837	332	26,505	—	S/L 30.0	2014 (A)
Erie, PA	2,971	12,805	—	2,971	13,095	16,066	40	16,026	—	S/L 31.5	2014 (A)
Cincinnati, OH	19,572	54,495	—	19,572	54,504	74,076	481	73,595	63,511	S/L 31.5	2014 (A)
Dumfries, VA	12,911	10,092	—	12,911	10,093	23,004	82	22,922	12,120	S/L 31.5	2014 (A)
Hamilton, OH	1,805	8,502	—	1,805	8,502	10,307	74	10,233	—	S/L 31.5	2014 (A)
Mechanicsburg, PA	12,574	57,283	—	12,574	57,284	69,858	508	69,350	38,000	S/L 31.5	2014 (A)
Vancouver, WA	4,169	25,769	—	4,169	25,769	29,938	240	29,698	—	S/L 31.5	2014 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Vista, CA	12,677	47,145	—	12,677	47,187	59,864	454	59,410	33,200	S/L 31.5	2014 (A)
Fontana, CA	23,861	57,931	—	23,861	58,212	82,073	513	81,560	58,204	S/L 31.5	2014 (A)
Grandville, MI	6,483	18,933	—	6,204	19,092	25,296	1,137	24,159	—	S/L 31.5	2013 (A)
Aurora, CO	4,816	20,798	—	4,816	21,737	26,553	883	25,670	—	S/L 31.5	2013 (A)
Irving, TX	17,701	10,571	—	17,701	10,964	28,665	603	28,062	—	S/L 31.5	2013 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,014	33,115	1,215	31,900	—	S/L 31.5	2013 (A)
Clarence, NY	2,232	4,705	—	2,232	4,710	6,942	424	6,518	—	S/L 20.0	2013 (A)
St. Paul, MN	7,150	21,558	—	7,150	22,829	29,979	1,582	28,397	—	S/L 20.0	2013 (A)
Columbia, SC	2,950	29,065	—	2,950	36,246	39,196	1,368	37,828	—	S/L 31.5	2013 (A)
Merriam, KS	7,153	41,811	—	7,153	42,601	49,754	1,939	47,815	—	S/L 31.5	2013 (A)
Apopka, FL	2,721	5,302	—	2,721	5,314	8,035	431	7,604	—	S/L 20.0	2013 (A)
Plant City, FL	4,304	24,875	—	4,304	27,907	32,211	1,194	31,017	—	S/L 31.5	2013 (A)
North Canton, OH	9,889	46,335	—	9,889	47,485	57,374	2,261	55,113	—	S/L 31.5	2013 (A)
North Olmsted, OH	24,352	61,449	—	24,352	62,628	86,980	4,278	82,702	—	S/L 20.0	2013 (A)
Parker, CO	9,089	35,697	—	9,089	36,182	45,271	1,519	43,752	—	S/L 31.5	2013 (A)
Birmingham, AL	1,974	13,884	—	1,974	14,260	16,234	633	15,601	—	S/L 31.5	2013 (A)
Schaumburg, IL	27,466	84,679	—	27,466	85,724	113,190	3,800	109,390	65,387	S/L 31.5	2013 (A)
Naples, FL	10,172	39,342	—	10,172	39,564	49,736	1,778	47,958	25,636	S/L 31.5	2013 (A)
Fairfax, VA	15,681	68,536	—	15,681	69,002	84,683	2,919	81,764	38,886	S/L 31.5	2013 (A)
Framingham, MA	75,675	191,594	—	75,675	192,333	268,008	8,202	259,806	127,413	S/L 31.5	2013 (A)
Lithonia, GA	2,477	3,476	—	2,477	3,576	6,053	149	5,904	—	S/L 31.5	2013 (A)
Lithonia, GA	4,546	5,951	—	4,546	5,951	10,497	307	10,190	—	S/L 31.5	2013 (A)
Frisco, TX	4,793	4,708	—	4,793	4,742	9,535	191	9,344	—	S/L 31.5	2013 (A)
McKinney, TX	4,813	10,034	—	4,813	10,091	14,904	473	14,431	—	S/L 31.5	2013 (A)
Mesquite, TX	7,051	25,531	—	7,051	25,557	32,608	1,161	31,447	—	S/L 31.5	2013 (A)
Overland Park, KS	4,776	3,652	—	4,776	3,672	8,448	154	8,294	—	S/L 31.5	2013 (A)
Plainville, CT	17,528	59,777	—	17,528	61,654	79,182	2,850	76,332	47,401	S/L 31.5	2013 (A)
Coon Rapids, MN	25,692	106,300	—	25,692	107,512	133,204	5,201	128,003	58,595	S/L 31.5	2013 (A)
Brandon, FL	2,938	13,685	—	2,938	13,752	16,690	653	16,037	9,368	S/L 31.5	2013 (A)
Brookfield, WI	4,791	16,023	—	4,791	16,112	20,903	1,881	19,022	5,855	S/L 20.0	2013 (A)
Brown Deer, WI	8,465	32,652	—	8,465	34,361	42,826	2,409	40,417	12,084	S/L 20.0	2013 (A)
Tinley Park, IL	9,120	37,496	—	9,120	49,478	58,598	4,820	53,778	—	S/L 31.5	2012 (A)
Macon, GA	2,940	5,192	—	2,940	6,224	9,164	1,512	7,652	—	S/L 31.5	2007 (A)
Snellville, GA	10,185	51,815	—	10,342	56,409	66,751	14,214	52,537	21,200	S/L 31.5	2007 (A)
Union, NJ	7,650	15,689	—	7,650	24,913	32,563	5,482	27,081	—	S/L 31.5	2007 (A)
Taylors, SC	1,732	4,506	—	1,575	4,519	6,094	1,158	4,936	—	S/L 31.5	2007 (A)
Bradenton, FL	10,766	31,203	—	10,916	32,445	43,361	8,221	35,140	—	S/L 31.5	2007 (A)
Clearwater, FL	5,579	15,855	—	5,579	17,555	23,134	4,927	18,207	—	S/L 31.5	2007 (A)
Tampa, FL	1,699	3,338	—	1,699	3,404	5,103	855	4,248	—	S/L 31.5	2007 (A)
Tequesta, FL	2,108	7,400	—	2,108	13,290	15,398	2,005	13,393	—	S/L 31.5	2007 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2014

(In thousands)

										Total Cost,
	Initial Cost			Total Cost(1)						Net of			Depreciable	Date of
		Buildings &				Buildings &			Accumulated	Accumulated			Lives	Construction (C)
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation	Depreciation	Encumbrances		(Years)(2)	Acquisition (A)
Roswell, GA	6,566	15,005	—	7,894		25,833		33,727	8,050	25,677	—		S/L 31.5	2007 (A)
Greensboro, NC	3,153	9,455	—	3,153		9,837		12,990	2,520	10,470	—		S/L 31.5	2007 (A)
East Hanover, NJ	3,847	23,798	—	3,847		24,857		28,704	6,118	22,586	—		S/L 31.5	2007 (A)
Middletown, RI	3,804	16,805	—	3,842		18,027		21,869	4,438	17,431	—		S/L 31.5	2007 (A)
Lexington, SC	1,795	9,933	—	1,795		10,006		11,801	2,545	9,256	—		S/L 31.5	2007 (A)
Newport News, VA	10,064	21,272	—	4,026		11,258		15,284	4,691	10,593	—		S/L 31.5	2007 (A)
Richmond, VA	11,879	34,736	—	11,879		35,955		47,834	9,259	38,575	—		S/L 31.5	2007 (A)
Springfield, VA	12,627	30,572	—	12,627		31,546		44,173	8,094	36,079	—		S/L 31.5	2007 (A)
Springfield, VA	4,389	9,466	—	4,389		10,167		14,556	2,851	11,705	—		S/L 31.5	2007 (A)
Sterling, VA	8,426	18,651	—	5,580		14,096		19,676	4,742	14,934	—		S/L 31.5	2007 (A)
Windsor Court, CT	6,090	11,745	—	6,090		11,900		17,990	2,999	14,991	—		S/L 31.5	2007 (A)
Valrico, FL	3,282	12,190	—	3,282		18,602		21,884	3,907	17,977	—		S/L 31.5	2007 (A)
Bowie, MD	5,739	14,301	—	5,744		14,404		20,148	3,710	16,438	—		S/L 31.5	2007 (A)
Charlotte, NC	2,842	9,807	—	2,842		10,015		12,857	2,577	10,280	—		S/L 31.5	2007 (A)
Cornelius, NC	4,382	15,184	—	4,382		20,780		25,162	5,916	19,246	—		S/L 31.5	2007 (A)
Raleigh, NC	2,728	10,665	—	2,728		10,821		13,549	2,757	10,792	—		S/L 31.5	2007 (A)
Morgantown, WV	4,645	10,341	—	4,645		10,517		15,162	2,860	12,302	—		S/L 31.5	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714		31,020		38,734	7,803	30,931	—		S/L 31.5	2007 (A)
Plantation, FL	21,729	37,331	—	22,112		95,148		117,260	24,648	92,612	45,800		S/L 31.5	2007 (A)
Sylvania, GA	431	3,774	—	431		3,774		4,205	994	3,211	—		S/L 31.5	2007 (A)
Winston Salem, NC	7,156	15,010	—	7,156		15,010		22,166	3,936	18,230	3,447		S/L 31.5	2007 (A)
Alliance, OH	812	16,244	—	812		16,244		17,056	4,242	12,814	—		S/L 31.5	2007 (A)
Cincinnati, OH	2,805	5,028	—	2,805		5,028		7,833	1,288	6,545	—		S/L 31.5	2007 (A)
Greenville, SC	1,452	1,891	—	419		877		1,296	443	853	—		S/L 31.5	2007 (A)
Greenville, SC	5,659	14,411	—	5,659		14,411		20,070	3,791	16,279	3,547		S/L 31.5	2007 (A)
Evansville, IN	8,964	18,764	—	8,964		18,776		27,740	4,883	22,857	—		S/L 31.5	2007 (A)
Apex, NC	2,362	4,452	—	1,932		3,779		5,711	774	4,937	—		S/L 31.5	2007 (A)
Portfolio Balance (DDR) – unencumbered	179,255	235,784	—	179,252		235,782		415,034	923	414,111	—		S/L 31.5
Portfolio Balance (DDR) – encumbered	24,383	186,646	—	24,383		186,646		211,029	83,784	127,245	28,715		S/L 31.5
	$2,332,290	$6,632,972	$5,796	$2,392,501	(3)	$7,943,284	(4)	$10,335,785	$1,909,585	$8,426,200	$1,645,146	(5)

(1) The aggregate cost for federal income tax purposes was approximately $10.6 billion at December 31, 2014.
(2) S/L refers to straight-line depreciation.
(3) Includes $184.0 million of land under development at December 31, 2014.
(4) Includes $211.2 million of construction in progress at December 31, 2014.
(5) Does not include tax-exempt certificates and fair market value of debt adjustments aggregating $15.0 million and $29.7 million, respectively.

SCHEDULE III

The changes in Total Real Estate Assets, excluding real estate held for sale, are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$10,211,611	$8,639,111	$8,266,839
Acquisitions and transfers from joint ventures	632,672	1,776,474	594,633
Developments, improvements and expansions	249,891	194,243	108,320
Real estate held for sale	—	(16,450)	—
Adjustments of property carrying values	(38,052)	(72,597)	(135,813)
Sales, transfers to joint ventures and retirements	(720,337)	(309,170)	(194,868)
Balance at end of year	$10,335,785	$10,211,611	$8,639,111

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,823,199	$1,670,717	$1,550,066
Depreciation for year	309,595	267,096	233,619
Real estate held for sale	—	(3,780)	—
Sales and retirements	(223,209)	(110,834)	(112,968)
Balance at end of year	$1,909,585	$1,823,199	$1,670,717

SCHEDULE IV

DDR Corp.

Mortgage Loans on Real Estate

December 31, 2014

(Dollar amounts in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms (A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages(C)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loans
Retail
Borrower A	5.73%	Sep-17	P&I	$—	$33,000	$29,415	$—
Mezzanine Loans
Multi-family
Borrower B	LIBOR+6.0%, Floor 11%	Feb-17	I	26,000	5,868	5,923	—
Retail
Borrower C	10.00%	Nov-22	I	59,000	4,500	4,539	—
Borrower D	9.00%	Jun-23	I	20,500	7,500	7,541	—
Borrower E	LIBOR+8.0%, Floor 12%	on demand (loan in default)	I	12,816	10,806	—	10,806
Mixed Use
Borrower F	LIBOR+10.0%, Floor 14%	on demand (loan in default)	I	—	12,816	5,026	9,343
				118,316	74,490	52,444	20,149
Investments in and Advances to Joint Ventures
Borrower G	8.50%	Oct-21	QI	1,236,797	300,000	305,310	—
				$1,355,113	$374,490	$357,754	$20,149
(A)	I = Interest only; P&I = Principal & Interest; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2014, are estimated.
(C)	Carrying amount includes all applicable accrued interest and accretion of discount to date, net of amounts reserved for impairment.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$143,989	$246,907	$84,541
Additions during period:
New mortgage loans	300,000	67,508	160,995
Interest	6,120	4,853	4,949
Accretion of discount	926	874	826
Deductions during period:
Provision for loan loss reserve	(500)	—	(4,300)
Collections of principal and interest	(92,781)	(176,153)	(104)
Balance at close of period	$357,754	$143,989	$246,907

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

	By:	/s/ David J. Oakes
David J. Oakes, Chief Executive Officer, President, Chief Financial Officer & Director

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2015.

/s/ David J. Oakes	Chief Executive Officer, President, Chief Financial
David J. Oakes	Officer & Director
(Principal Executive and Financial Officer)

/s/ Christa A. Vesy	Executive Vice President and Chief Accounting
Christa A. Vesy	Officer (Principal Accounting Officer)

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ James C. Boland	Director
James C. Boland

/s/ Thomas Finne	Director
Thomas Finne

/s/ Robert H. Gidel	Director
Robert H. Gidel

/s/ Volker Kraft	Director
Volker Kraft

/s/ Rebecca L. Maccardini	Director
Rebecca L. Maccardini

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Craig Macnab	Director
Craig Macnab

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem