Form 10-Q
period 2015-03-31
DDR CORP
filed 2015-05-08
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 361,044,585 outstanding common shares, $0.10 par value per share.

PART I

FINANCIAL INFORMATION

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Land	$2,195,039	$2,208,468
Buildings	6,933,849	7,087,040
Fixtures and tenant improvements	643,222	645,035
	9,772,110	9,940,543
Less: Accumulated depreciation	(1,943,284)	(1,909,585)
	7,828,826	8,030,958
Land held for development and construction in progress	275,305	395,242
Total real estate assets, net	8,104,131	8,426,200
Investments in and advances to joint ventures	410,340	414,848
Cash and cash equivalents	55,993	20,937
Restricted cash	8,152	11,375
Accounts receivable, net	133,463	132,661
Notes receivable, net	47,184	56,245
Deferred charges, less accumulated amortization of $38,667 and $38,796, respectively	27,879	28,187
Other assets, net	423,968	451,442
	$9,211,110	$9,541,895
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$3,265,294	$2,765,893
Unsecured term loan	—	350,000
Revolving credit facilities	6,327	29,009
	3,271,621	3,144,902
Secured indebtedness:
Secured term loan	300,000	400,000
Mortgage indebtedness	1,675,464	1,689,805
	1,975,464	2,089,805
Total indebtedness	5,247,085	5,234,707
Accounts payable and other liabilities	402,978	448,192
Dividends payable	67,865	61,468
Total liabilities	5,717,928	5,744,367
Commitments and contingencies (Note 9)
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 361,082,421 and 360,711,232 shares issued at March 31, 2015 and December 31, 2014, respectively	36,108	36,071
Paid-in capital	5,445,387	5,438,778
Accumulated distributions in excess of net income	(2,358,864)	(2,047,212)
Deferred compensation obligation	17,001	16,609
Accumulated other comprehensive loss	(6,689)	(7,352)
Less: Common shares in treasury at cost: 1,024,851 and 957,068 shares at March 31, 2015 and December 31, 2014, respectively	(16,910)	(16,646)
Total DDR shareholders' equity	3,466,033	3,770,248
Non-controlling interests	27,149	27,280
Total equity	3,493,182	3,797,528
	$9,211,110	$9,541,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(In thousands, except per share amounts)

(Unaudited)

	2015	2014
Revenues from operations:
Minimum rents	$180,697	$166,187
Percentage and overage rents	1,385	1,641
Recoveries from tenants	64,080	57,800
Fee and other income	12,663	15,884
	258,825	241,512
Rental operation expenses:
Operating and maintenance	38,726	36,587
Real estate taxes	37,629	33,976
Impairment charges	279,021	2,329
General and administrative	18,595	20,253
Depreciation and amortization	103,015	103,619
	476,986	196,764
Other income (expense):
Interest income	7,161	3,127
Interest expense	(63,020)	(59,698)
Other income (expense), net	(3,428)	(4,183)
	(59,287)	(60,754)
Loss before earnings from equity method investments and other items	(277,448)	(16,006)
Equity in net income of joint ventures	61	5,490
Impairment of joint venture investments	—	(9,100)
Gain on change in control of interests	14,279	—
Loss before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(263,108)	(19,616)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(4,900)	(684)
Loss from continuing operations	(268,008)	(20,300)
Income from discontinued operations	—	3,012
Loss before gain (loss) on disposition of real estate	(268,008)	(17,288)
Gain (loss) on disposition of real estate, net of tax	25,094	(1,090)
Net loss	$(242,914)	$(18,378)
(Income) loss attributable to non-controlling interests, net	(873)	1,738
Net loss attributable to DDR	$(243,787)	$(16,640)
Preferred dividends	(5,594)	(6,608)
Net loss attributable to common shareholders	$(249,381)	$(23,248)

Per share data:
Basic earnings per share data:
Loss from continuing operations attributable to common shareholders	$(0.69)	$(0.08)
Income from discontinued operations attributable to common shareholders	—	0.01
Net loss attributable to common shareholders	$(0.69)	$(0.07)
Diluted earnings per share data:
Loss from continuing operations attributable to common shareholders	$(0.69)	$(0.08)
Income from discontinued operations attributable to common shareholders	—	0.01
Net loss attributable to common shareholders	$(0.69)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(In thousands)

(Unaudited)

	2015	2014
Net loss	$(242,914)	$(18,378)
Other comprehensive (loss) income:
Foreign currency translation	(304)	5,906
Change in fair value of interest-rate contracts	(97)	(239)
Change in cash flow hedges reclassed to earnings	675	118
Reclassification adjustment for realized gains on available-for-sale securities included in net loss	—	(430)
Unrealized losses on available-for-sale securities	—	(261)
Total other comprehensive income	274	5,094
Comprehensive loss	$(242,640)	$(13,284)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(873)	1,738
Foreign currency translation	389	363
Total comprehensive (income) loss attributable to non-controlling interests	(484)	2,101
Total comprehensive loss attributable to DDR	$(243,124)	$(11,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015

(In thousands)

(Unaudited)

	DDR Equity

	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2014	$350,000	$36,071	$5,438,778	$(2,047,212)	$16,609	$(7,352)	$(16,646)	$27,280	$3,797,528
Issuance of common shares related to stock plans	—	31	5,469	—	—	—	43	—	5,543
Issuance of restricted stock	—	—	(2,919)	—	160	—	2,759	—	—
Vesting of restricted stock	—	6	3,402	—	232	—	(3,066)	—	574
Stock-based compensation	—	—	657	—	—	—	—	—	657
Distributions to non-controlling interests	—	—	—	—	—	—	—	(615)	(615)
Dividends declared-common shares	—	—	—	(62,271)	—	—	—	—	(62,271)
Dividends declared-preferred shares	—	—	—	(5,594)	—	—	—	—	(5,594)
Comprehensive (loss) income	—	—	—	(243,787)	—	663	—	484	(242,640)
Balance, March 31, 2015	$350,000	$36,108	$5,445,387	$(2,358,864)	$17,001	$(6,689)	$(16,910)	$27,149	$3,493,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31,

(In thousands)

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net loss	$(242,914)	$(18,378)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	103,015	109,297
Stock-based compensation	2,177	1,888
Amortization and write-off of deferred finance costs	4,948	3,197
Accretion of convertible debt discount	2,940	2,788
Equity in net income of joint ventures	(61)	(5,490)
Impairment of joint venture investments	—	9,100
Gain on change in control of interests	(14,279)	—
Operating cash distributions from joint ventures	2,003	1,716
Realized gain on sale of available-for-sale securities	—	(430)
Gain on disposition of real estate	(25,094)	(9,605)
Impairment charges	279,021	10,841
Change in notes receivable accrued interest	(2,347)	(1,044)
Change in restricted cash	2,102	1,634
Net change in accounts receivable	(4,584)	9,740
Net change in accounts payable and accrued expenses	(14,680)	(477)
Net change in other operating assets and liabilities	(29,546)	(22,886)
Total adjustments	305,615	110,269
Net cash flow provided by operating activities	62,701	91,891
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(1,000)
Real estate developed and improvements to operating real estate	(59,281)	(46,048)
Proceeds from disposition of real estate and joint venture interests	102,909	128,947
Equity contributions to joint ventures	(75)	(876)
Distributions of proceeds from sale and refinancing of joint venture interests	2,160	5,306
Return of investments in joint ventures	1,411	2,830
Proceeds from sale of available-for-sale securities	—	880
Repayment of notes receivable	9,155	112
Change in restricted cash – capital improvements	1,320	1,704
Net cash flow provided by investing activities	57,599	91,855
Cash flow from financing activities:
Repayments of revolving credit facilities, net	(21,494)	—
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	491,972	—
Proceeds from mortgages and other secured debt	—	1,379
Repayment of term loans and mortgage debt	(492,076)	(49,932)
Repurchase of common shares in conjunction with equity award plans	2,734	(2,595)
Contributions from non-controlling interests	—	93
Distributions to non-controlling interests and redeemable operating partnership units	(5,070)	(415)
Dividends paid	(61,468)	(55,107)
Net cash flow used for financing activities	(85,402)	(106,577)
Cash and cash equivalents:
Increase in cash and cash equivalents	34,898	77,169
Effect of exchange rate changes on cash and cash equivalents	158	2
Cash and cash equivalents, beginning of year	20,937	86,664
Cash and cash equivalents, end of period	$55,993	$163,835

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Deferred Tax Assets and Tax Liabilities – Puerto Rico Tax Restructuring

In the first quarter of 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company restructured the ownership of its 15 assets in Puerto Rico and made a voluntary election to prepay $20.2 million of taxes related to the built-in gains associated with the real estate assets.  This election permitted the Company to step-up its tax basis in the Puerto Rican assets to the current estimated fair value while reducing its effective capital gains tax rate from 29% to 12%.  Further, the Company converted the ownership to a Puerto Rico Real Estate Investment Trust (“REIT”) structure, which reduced the effective tax on the operational activity from 39% to 10%.  The net balance sheet impact to the financial statements related to the restructuring is $16.8 million. The Company recorded a tax expense of $3.4 million related to the 2% effective tax rate spread between the 12% tax payment and the revalued deferred tax asset under the REIT structure using a 10% effective tax rate.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Mortgages assumed from acquisitions	$33.7	$—
Elimination of the previously held equity interest in unconsolidated joint ventures acquired	1.4	—
Accounts payable related to construction in progress	27.3	18.3
Dividends declared	67.9	62.3

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Management and other fee income	$8.1	$8.2
Ancillary and other property income	4.2	6.2
Lease termination fees	0.2	1.3
Other	0.2	0.2
Total fee and other income	$12.7	$15.9

New Accounting Standards Adopted

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a final standard that changed the criteria for determining which disposals are presented as discontinued operations.  The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.”  The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.”  A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations.  Public entities are required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company adopted the standard effective January 1, 2015, and there was no impact to net income in the current period financial statements.  Properties sold prior to January 1, 2015, are not subject to ASU 2014-08 and therefore continue to be classified as discontinued operations using the previous definition.  The adoption resulted in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals remain in Income from Continuing Operations and any associated gains or losses are included in Gain on Disposition of Real Estate.

New Accounting Standards

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The objective of ASU 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  Early adoption is not permitted.  Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.  The Company is assessing the impact, if any, the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  The guidance in ASU 2015-03 is limited to the presentation of debt issuance costs.  The new guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis.  The Company does not believe ASU 2015-03 will have a material impact on its financial statements.

2.	Investments in and Advances to Joint Ventures

At March 31, 2015 and December 31, 2014, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 187 and 188 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2015	December 31, 2014
Condensed Combined Balance Sheets
Land	$1,359,918	$1,439,849
Buildings	3,589,210	3,854,585
Fixtures and tenant improvements	180,389	200,696
	5,129,517	5,495,130
Less: Accumulated depreciation	(736,867)	(773,256)
	4,392,650	4,721,874
Land held for development and construction in progress	53,597	55,698
Real estate, net	4,446,247	4,777,572
Cash and restricted cash	82,012	100,812
Receivables, net	47,767	80,508
Other assets	373,758	394,751
	$4,949,784	$5,353,643

Mortgage debt	$3,282,124	$3,552,764
Notes and accrued interest payable to the Company	3,077	144,831
Other liabilities	202,378	276,998
	3,487,579	3,974,593
Redeemable preferred equity	307,563	305,310
Accumulated equity	1,154,642	1,073,740
	$4,949,784	$5,353,643

Company's share of accumulated equity	$139,275	$122,937
Redeemable preferred equity	307,563	305,310
Basis differentials	(37,122)	(12,954)
Deferred development fees, net of portion related to the Company's interest	(2,453)	(2,562)
Amounts payable to the Company	3,077	2,117
Investments in and Advances to Joint Ventures	$410,340	$414,848

	Three-Month Periods Ended March 31,
	2015	2014
Condensed Combined Statements of Operations
Revenues from operations	$137,600	$136,501
Expenses from operations:
Operating expenses	50,982	47,807
Impairment charges	448	—
Depreciation and amortization	56,737	41,214
Interest expense	40,903	50,058
Other (income) expense, net	367	3,043
	149,437	142,122
Loss before tax expense and discontinued operations	(11,837)	(5,621)
Income tax expense (primarily Sonae Sierra Brasil), net	—	(4,140)
Loss from continuing operations	(11,837)	(9,761)
Discontinued operations:
Loss from discontinued operations	—	(2,490)
Gain on disposition of real estate, net of tax	—	21,473
(Loss) income before gain on disposition of real estate, net	(11,837)	9,222
Loss on disposition of real estate, net	(213)	—
Net (loss) income	$(12,050)	$9,222
Income attributable to non-controlling interests	—	(1,488)
Net (loss) income attributable to unconsolidated joint ventures	$(12,050)	$7,734
Company's share of equity in net (loss) income of joint ventures(A)	$(247)	$4,731
Basis differential adjustments(B)	308	759
Equity in net income of joint ventures(A)	$61	$5,490
(A)

The Company did not record income or loss from those investments in which its investment basis was zero as the Company did not have the intent or obligation to fund any additional capital in the joint ventures (Note 9).

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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Management and other fees	$6.3	$6.1
Development fees and leasing commissions	1.6	2.0
Interest income	6.3	1.7

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

Coventry II Fund

Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”).  The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. The Company and the Coventry II Fund entered into various joint ventures to invest in a variety of retail properties that presented opportunities for value creation.  In March 2015, the Company, CREA and the Coventry II Fund finalized a settlement agreement in which the Company acquired Coventry II Fund’s 80% interest in Buena Park Place in Orange County, California (Note 3) and the Company transferred to Coventry II Fund its 20% ownership interest in 21 of the remaining 22 assets of the Coventry II Fund investments.  The Company accounted for this transaction as a step acquisition and as a result, recorded a Gain on Change in Control of $14.3 million related to the difference between the carrying value of its equity investment and the fair value of the asset acquired.  See discussion of legal matters regarding the Coventry II Fund (Note 9).

3.	Acquisitions

In March 2015, the Company acquired its joint venture partner’s 80% interest in one shopping center in Orange County, California valued at $49.2 million (Note 2).  The fair value of the acquisition was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$27,268	N/A
Buildings	21,086	(A)
Tenant improvements	204	(A)
In-place leases (including lease origination costs and fair market value of leases)	2,483	6.1
Tenant relations	1,724	10.8
Other assets	277	N/A
	53,042
Less: Mortgage debt assumed at fair value	(33,735)	N/A
Less: Below-market leases	(3,526)	19.4
Less: Other liabilities assumed	(101)	N/A
Net assets acquired	$15,680
(A)	Depreciated in accordance with the Company’s policy.

Consideration:
Gain on Change in Control of Interests	$14,279
Carrying value of previously held equity interest	1,401
Total consideration	$15,680

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three-month period ended March 31, 2014, as if the acquisition of the interests in the properties acquired in 2015 and 2014 were completed on January 1, 2014.  The Gain on Change in Control of Interests related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except per share amounts):

Three-Month Period Ended March 31, 2014 (Unaudited)
Pro forma revenues	$255,367
Pro forma loss from continuing operations	$(8,478)
Pro forma net loss attributable to common shareholders	$(11,426)
Basic earnings per share data:
Net loss attributable to common shareholders	$(0.03)
Diluted earnings per share data:
Net loss attributable to common shareholders	$(0.03)

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Loans receivable	$46,642	$52,444
Tax Increment Financing Bonds ("TIF Bonds") and other (A)	542	3,801
	$47,184	$56,245
(A)

Principal and interest are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

As of March 31, 2015 and December 31, 2014, the Company had five and six loans receivable outstanding, respectively.  The following table reconciles the loans receivable on real estate for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at January 1	$52,444	$72,218
Additions:
Interest	—	473
Accretion of discount	240	227
Deductions:
Payments of principal and interest	(6,042)	(113)
Balance at March 31	$46,642	$72,805

At March 31, 2015, the Company had one loan outstanding aggregating $9.8 million that matured and was more than 90 days past due and one loan that was fully reserved.  The Company is no longer accruing interest income on these notes as no payments have been received.  The $9.8 million loan has a loan loss reserve of $4.8 million based on the estimated value of the underlying real estate collateral.  No other loans outstanding are past due.

5.	Other Assets

Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Intangible assets:
In-place leases, net	$150,045	$160,351
Above-market rent, net	53,721	57,199
Tenant relations, net	160,602	171,666
Total intangible assets, net(A)	364,368	389,216
Other assets:
Prepaid expenses	24,954	14,456
Other assets(B)	26,702	39,746
Deposits	7,944	8,024
Total other assets, net	$423,968	$451,442
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below- market leases, of $25.6 million and $29.1 million for the three-month periods ended March 31, 2015 and 2014, respectively.

(B)

See discussion of deferred tax asset in Note 1.  During the first quarter of 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid an additional $20.2 million as part of an overall tax restructuring.

6.	Revolving Credit Facilities and Term Loans

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans(in millions):

	Carrying Value at March 31, 2015	Weighted-Average Interest Rate(A) at March 31, 2015	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$6.3	2.1%	April 2017
PNC Facility	—	N/A	April 2017
Secured indebtedness:
Secured Term Loan	300.0	1.5%	April 2017
(A)	Interest rate on variable-rate debt calculated using the base rate and spreads in effect at March 31, 2015.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level (Note 15).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2015.  The Unsecured Credit Facility also allows for certain foreign currency-denominated borrowings.  At March 31, 2015, the Company had US$6.3 million of Canadian dollar borrowings outstanding (Note 15).

The Company also maintains a $65 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility reflects terms consistent with those contained in the Unsecured Credit Facility (Note 15).

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at March 31, 2015), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.15% at March 31, 2015) (Note 15).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Services (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”).  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2015.

The Company amended the Revolving Credit Facilities and entered into an unsecured term loan in April 2015 (Note 15).

7.	Senior Notes

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding under the Revolving Credit Facilities.  Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $1.1 million.  As a result of the repayments on term loans, the Company incurred debt extinguishment costs of $3.3 million, which are reflected in other expense in the Company’s consolidated statement of operations for the three-month period ended March 31, 2015.

8.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At March 31, 2015, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Liabilities) and marketable equity securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan as of March 31, 2015 and December 31, 2014.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
March 31, 2015
Derivative Financial Instruments	$—	$(3.8)	$—	$(3.8)
Marketable Securities	$3.6	$—	$—	$3.6
December 31, 2014
Derivative Financial Instruments	$—	$(4.3)	$—	$(4.3)
Marketable Securities	$3.7	$—	$—	$3.7

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets.  See discussion of fair value considerations of joint venture investments in Note 11.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $359.0 million and $362.2 million at March 31, 2015 and December 31, 2014, respectively, as compared to the carrying amounts of $354.7 million and $358.2 million, respectively.  The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

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

Debt instruments at March 31, 2015 and December 31, 2014, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$3,265,294	$3,523,994	$2,765,893	$3,011,374
Revolving Credit Facilities and Term Loans	306,327	308,304	779,009	786,922
Mortgage indebtedness	1,675,464	1,737,629	1,689,805	1,741,855
	$5,247,085	$5,569,927	$5,234,707	$5,540,151

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

As of March 31, 2015, the Company had one effective Swap with a notional amount of $79.6 million, expiring in September 2017, which converts variable rate mortgage debt to a fixed rate of 2.8%.  As of December 31, 2014, the Company had nine Swaps with an aggregate notional amount of $530.0 million.  The aggregate fair value of the Swaps was a net liability of $3.8 million and $4.3 million, at March 31, 2015 and December 31, 2014, respectively, which is included in Other Assets/Other Liabilities on the consolidated balance sheets.

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects to reflect within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $2.8 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

9.	Commitments and Contingencies

Legal Matters

Coventry II

The Company was a party to various joint ventures with the Coventry II Fund, through which 10 existing or proposed retail properties, along with a portfolio of former Service Merchandise locations, were acquired at various times from 2003 through 2006.  The Company was generally responsible for day-to-day management of the properties through December 2011.  On November 4, 2009, Coventry Real Estate Advisors L.L.C., Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, “Coventry”) filed suit against the Company and certain of its affiliates and officers in the Supreme Court of the State of New York, County of New York.  The complaint contained allegations including breach of contract, breach of fiduciary duty, fraudulent inducement, misrepresentation, and economic duress.  The complaint sought compensatory, consequential and punitive damages. The Company denied, and vigorously defended itself against all claims.

On October 10, 2014, the Company and Coventry entered into a settlement agreement providing for mutual releases of all claims and the dismissal of the pending litigation, as well as a mutual agreement for the division of the joint venture’s assets (Note 2). The settlement was finalized and all of the pending litigation was dismissed with prejudice on March 13, 2015.  The settlement did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

10.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2014	$(8,485)	$1,133	$(7,352)
Other comprehensive (loss) income before reclassifications	(97)	85	(12)
Change in cash flow hedges reclassed to earnings(A)	675	—	675
Net current-period other comprehensive income	578	85	663
Balance, March 31, 2015	$(7,907)	$1,218	$(6,689)
(A)

Includes Other Income (Expense) of $0.6 million and amortization classified in Interest Expense of $0.1 million in the Company’s consolidated statement of operations for the three months ended March 31, 2015, which was previously recognized in Accumulated OCI.

11.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges during the three-month periods ended March 31, 2015 and 2014, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Assets marketed for sale or assets sold(A)	$179.7	$1.9
Undeveloped land previously held for development(B)	99.3	0.4
Total continuing operations	$279.0	$2.3
Sold assets – discontinued operations	—	8.5
Joint venture investments(C)	—	9.1
Total impairment charges	$279.0	$19.9
(A)

In March 2015, the Company’s new senior management team initiated changes in the Company’s investment strategy.  Senior management took steps to accelerate the Company’s portfolio quality improvement initiative, which it intends to accomplish in part through the acceleration of disposition plans of lower quality assets that do not have strong long-term growth profiles.  As a result, in connection with the preparation of this Quarterly Report on Form 10-Q, the Company concluded that the assets were impaired.  The Company recorded impairment charges on 25 operating shopping centers that management identified as disposition candidates over the following 12 to 24-month period.

(B)

Amounts reported in the three-month period ended March 31, 2015, primarily related to five parcels of land previously held for future development.  The asset impairments were triggered primarily by the decision made by the Company’s senior management in the first quarter to sell the land and no longer consider development.

(C)	Represents “other than temporary impairment” charges on unconsolidated joint venture investments.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining the fair value, refer to Note 12 of the Company’s Financial Statements filed on its Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the three-month period ended March 31, 2015, and the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2015
Long-lived assets held and used	$—	$—	$407.1	$407.1	$279.0
December 31, 2014
Long-lived assets held and used	—	—	141.2	141.2	38.1
Unconsolidated joint venture investments	—	—	6.4	6.4	30.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot and price per acre which is in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	March 31, 2015	December 31, 2014	Valuation Technique	Unobservable Inputs	2015	2014
Impairment of consolidated assets	$33.8	$74.2	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	$287.6	$67.0	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	8%–9%	8%
				Price per Square Foot	$10–$40	N/A
	$51.5	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–14%	N/A
				Terminal Capitalization Rate	8%–10%	N/A
	$34.2	N/A	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A
Impairment of joint venture investments	N/A	$6.4	Discounted Cash Flow	Discount Rate	N/A	15%
				Terminal Capitalization Rate	N/A	6%
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

12.	Disposition of Real Estate and Discontinued Operations

Disposition of Real Estate

During the first quarter of 2015, the Company sold nine properties for total proceeds of $103.4 million and recorded a net gain of $25.1 million.  These sales have not been classified as discontinued operations in the financial statements, as these sales do not represent a strategic shift in the Company’s business plan (Note 1).

Discontinued Operations

The Company sold 35 properties in 2014 that are included in discontinued operations.  The following table provides a summary of revenues and expenses from properties included in discontinued operations prior to the newly-adopted guidance for reporting discontinued operations (Note 1) (in thousands):

Three-Month Period Ended March 31,
2014
Revenues	$14,069
Expenses:
Operating expenses	4,048
Impairment charges	8,512
Interest, net	3,514
Depreciation and amortization	5,678
21,752
Loss from discontinued operations	(7,683)
Gain on disposition of real estate, net of tax	10,695
Income from discontinued operations	$3,012

13.	Earnings Per Share

The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2015	2014
Numerators – Basic and Diluted
Continuing Operations:
Loss from continuing operations	$(268,008)	$(20,300)
Plus: Gain (loss) on disposition of real estate	25,094	(1,090)
Plus: Loss attributable to non-controlling interests	(873)	(155)
Preferred dividends	(5,594)	(6,608)
Less: Earnings attributable to unvested shares and operating partnership units	(437)	(310)
Loss from continuing operations	(249,818)	(28,463)
Discontinued Operations:
Income from discontinued operations	—	3,012
Plus: Income attributable to non-controlling interests	—	1,893
Net loss attributable to common shareholders after allocation to participating securities	$(249,818)	$(23,558)
Denominators – Number of Shares
Basic and Diluted – Average shares outstanding	359,818	357,634
Basic Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$(0.69)	$(0.08)
Income from discontinued operations attributable to common shareholders	—	0.01
Net loss attributable to common shareholders	$(0.69)	$(0.07)
Diluted Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$(0.69)	$(0.08)
Income from discontinued operations attributable to common shareholders	—	0.01
Net loss attributable to common shareholders	$(0.69)	$(0.07)

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

The Company’s senior convertible notes due 2040 were not included in the computation of diluted EPS for all periods presented due to the Company’s loss from continuing operations.  In accordance with the terms specified in the governing documents, the senior convertible notes are convertible into common shares of the Company during the subsequent quarter if the Company’s trading price exceeds 125% of the conversion rate ($14.85 at March 31, 2015), for at least 20 trading days (whether consecutive or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter.  These notes were not convertible at March 31, 2015.

•

Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the three-month periods ended March 31, 2015 and 2014 as the calculation was anti-dilutive.

•

At March 31, 2015 and 2014, the Company had 1,441,890 and 398,701 OP Units, respectively, outstanding.  The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for both periods presented because the effect of assuming conversion was anti-dilutive.

Common Shares

Common share dividends declared were $0.1725 and $0.155 per share for the three-month periods ended March 31, 2015 and 2014, respectively.

14.	Segment Information

At March 31, 2015, the Company had two reportable operating segments: shopping centers and loan investments.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations in 2014 (Note 12) (in thousands):

	Three-Month Period Ended March 31, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$258,770	$55		$258,825
Operating expenses(A)	(355,357)	(19)		(355,376)
Net operating (loss) income	(96,587)	36		(96,551)
Depreciation and amortization	(103,015)			(103,015)
Interest income		7,161		7,161
Other income (expense), net			$(3,428)	(3,428)
Unallocated expenses(B)			(86,515)	(86,515)
Equity in net income of joint ventures	61			61
Gain on change in control of interests	14,279			14,279
Loss from continuing operations				$(268,008)
As of March 31, 2015:
Total gross real estate assets	$10,047,415			$10,047,415
Notes receivable, net(C)		$354,205	$(307,021)	$47,184

	Three-Month Period Ended March 31, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$241,475	$37		$241,512
Operating expenses(A)	(72,842)	(50)		(72,892)
Net operating income (loss)	168,633	(13)		168,620
Depreciation and amortization	(103,619)			(103,619)
Interest income		3,127		3,127
Other income (expense), net			$(4,183)	(4,183)
Unallocated expenses(B)			(80,635)	(80,635)
Equity in net income of joint ventures	5,172		318	5,490
Impairment of joint venture investments	(9,100)			(9,100)
Loss from continuing operations				$(20,300)
As of March 31, 2014:
Total gross real estate assets	$10,097,422			$10,097,422
Notes receivable, net(C)		$144,901	$(65,956)	$78,945

(A)	Includes impairment charges of $279.0 million and $2.3 million for the three-month periods ended March 31, 2015 and 2014, respectively.
(B)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the consolidated statements of operations.
(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

15.	Subsequent Events

In April 2015, the Company amended and restated its primary Unsecured Credit Facility with J.P. Morgan Chase Bank, N.A., as administrative agent, and the unsecured PNC Facility provided solely by PNC Bank, National Association.

The Unsecured Credit Facility maturity date was extended to June 2019, with two six-month borrower options to extend upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The amended PNC Facility reduced the commitments to $50 million and modifies certain other terms to conform to the terms of the Unsecured Credit Facility.  In April 2015, pricing on both the Unsecured Credit Facility and PNC Facility was reduced and set at LIBOR plus 100 basis points, a decrease of 15 basis points from the previous rate, and is determined based upon DDR's credit ratings from Moody's and S&P.

In addition, in April 2015, the Company entered into a $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent.  The unsecured term loan has a maturity date of April 2017, with options upon the Company’s request, provided that new or existing lenders agree to the existing tems of the facility and increase their commitment level, to extend the maturity for up to three additional one-year periods.  At April 2015, pricing on the unsecured term loan was set at LIBOR plus 110 basis points and is determined based upon DDR's credit ratings from Moody's and S&P.  The unsecured term loan was unfunded at May 1, 2015, but it can be drawn at any time over the twelve months following April 2015.

In connection with these refinancings, the Company repaid $100 million of its secured term loan with KeyBank, National Association, as administrative agent, and modified financial covenants and certain other terms to conform to the Unsecured Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers. In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers. As of March 31, 2015, the Company’s portfolio consisted of 407 shopping centers (including 188 shopping centers owned through joint ventures). These properties consist of shopping centers owned in the United States and Puerto Rico. At March 31, 2015, the Company owned and managed more than 117 million total square feet of gross leasable area (“GLA”).

For the three-month period ended March 31, 2015, net loss attributable to common shareholders increased compared to the prior-year, primarily due to a greater amount of impairment charges in 2015.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2015	2014
Net loss attributable to common shareholders	$(249,381)	$(23,248)
FFO attributable to common shareholders	$13,203	$85,812
Operating FFO attributable to common shareholders	$107,133	$100,710
Earnings per share – Diluted	$(0.69)	$(0.07)

First Quarter 2015 Operating Results

During the first quarter of 2015, the Company continued to pursue opportunities to position itself for long-term growth while lowering the Company’s risk profile and cost of capital. A new senior leadership team was put in place as the Company named a new chief executive officer as well as a new chief financial officer in the first quarter of 2015.  Although the overall Company strategy is not changing, as a result of a combination of continual recycling of assets and the overall favorable asset disposition environment, the new senior management determined to accelerate the portfolio quality improvement initiative and potentially achieve lower leverage more quickly.  Management expects to achieve these goals through the acceleration of asset sales not considered to have long-term growth potential as well as the re-evaluation of the targeted risk return criteria for investing in development/redevelopments and new acquisitions of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”).  In connection with the review of the portfolio, the Company recorded $279.0 million in impairment charges in the first quarter of 2015 related to 25 operating shopping centers and five parcels of land previously held for development.  The impairments were triggered by the acceleration of the disposition plans for the operating assets as well as the decision to no longer pursue any potential development related to the land parcels.

Significant 2015 transactional activity included the following:

●	Amended its primary $750 million Unsecured Revolving Credit Facility and entered into a new $400 million unsecured term loan in April 2015;
●	Issued $500 million, 3.625% senior unsecured notes due February 2025;
●	Completed the disposition of $107.7 million of assets, of which DDR’s pro-rata share of the proceeds was $103.6 million and
●	Dissolved the Company’s joint venture with the Coventry II Fund and acquired its 80% interest in one shopping center valued at $49.2 million.

The Company continued its trend of consistent internal growth and strong operating performance in the first three months of 2015 as evidenced by the number of leases executed during the first quarter, the upward trend in the average annualized base rental rates, an occupancy rate maintained above 93% and the achievement of double-digit rental spreads on new leases.

●

The Company leased approximately 2.6 million square feet in the first quarter of 2015, including 124 new leases and 165 renewals for a total of 289 leases.  At March 31, 2015, remaining 2015 lease expirations aggregated approximately 3.3 million square feet of GLA as compared to 5.1 million square feet of GLA as of December 31, 2014.  The remaining 3.3 million square feet represents 63.8% of total annualized base rent of 2015 expiring leases as of December 31, 2014.

●

The aggregate occupancy of the Company’s operating shopping center portfolio was 93.2% at March 31, 2015, as compared to 93.5% at December 31, 2014 and 92.6% at March 31, 2014.  The slight decrease in the occupancy rate at March 31, 2015, as compared to December 31, 2014, is indicative of the seasonality of the Company’s business as it is not uncommon for tenant closures to exceed tenant openings in the first quarter after the traditional holiday shopping season.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.02 at March 31, 2015, as compared to $13.91 at December 31, 2014 and $13.44 at March 31, 2014.
•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2014, the Company had 887 leases expiring in 2015, with an average base rent per square foot of $15.56.  For the comparable leases executed in the first quarter of 2015, the Company generated positive leasing spreads on a pro rata basis of 26.9% for new leases and 6.7% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

For new leases executed during the first quarter of 2015, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.14 per rentable square foot over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

As disclosed in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s condensed consolidated financial statements included herein, the Company adopted FASB Standard, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as of January 1, 2015.  The Company did not have any asset sales that qualified for discontinued operations presentation in 2015.  However, the 2014 condensed consolidated financial statements continue to be presented in accordance with the accounting standards effective through December 31, 2014.

Shopping center properties owned as of January 1, 2014, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Base and percentage rental revenues(A)	$182,082	$167,828	$14,254
Recoveries from tenants(B)	64,080	57,800	6,280
Fee and other income(C)	12,663	15,884	(3,221)
Total revenues	$258,825	$241,512	$17,313

(A)	The increase was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$11.8
Comparable Portfolio Properties	2.4
Development or redevelopment properties	0.4
Disposition of shopping centers in 2015	(0.6)
Straight-line rents	0.3
Total	$14.3

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio March 31,		Wholly-Owned Shopping Centers(1) March 31,		Joint Venture Shopping Centers March 31,
	2015	2014	2015	2014	2015	2014
Centers owned	407	406	219	239	188	167
Aggregate occupancy rate	93.2%	92.6%	93.6%	93.1%	92.6%	91.5%
Average annualized base rent per occupied square foot(2)	$14.02	$13.44	$14.37	$13.70	$13.43	$12.90

(1)

For the three months ended March 31, 2015 and 2014, the Comparable Portfolio Properties’ aggregate occupancy rate was 94.0% and 93.5%, respectively, and the average annualized base rent per occupied square foot was $14.26 and $13.67, respectively.

(2)

The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the impact of acquired properties.  Recoveries from tenants for assets owned by the Company as of March 31, 2015, on a blended basis, were approximately 90.6% and 92.2% of reimbursable operating expenses and real estate taxes for the three-month periods ended March 31, 2015 and 2014, respectively.  The slight decrease in the recovery rate primarily was due to the impact of severe weather that occurred in the northeast during the first quarter of 2015.

(C)	Composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Management, development and other fee income	$8.1	$8.2	$(0.1)
Ancillary and other property income(1)	4.2	6.2	(2.0)
Lease termination fees	0.2	1.3	(1.1)
Other	0.2	0.2	—
	$12.7	$15.9	$(3.2)

(1)

Decrease primarily is due to the termination of the Company’s operating agreement with certain entertainment operations at a property under redevelopment.  After deducting the related operating expenses associated with the operating agreement, the impact of the termination on the Company’s results was immaterial.

Expenses from Operations (in thousands)

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Operating and maintenance(A)	$38,726	$36,587	$2,139
Real estate taxes(A)	37,629	33,976	3,653
Impairment charges(B)	279,021	2,329	276,692
General and administrative(C)	18,595	20,253	(1,658)
Depreciation and amortization(A)	103,015	103,619	(604)
	$476,986	$196,764	$280,222

(A)	The changes for the three-month period ended March 31, 2015, compared to the comparable period in 2014, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$2.4	$2.5	$10.4
Comparable Portfolio Properties	0.9	1.2	(7.2)
Development or redevelopment properties	(1.1)	0.1	(3.5)
Disposition of shopping centers in 2015	(0.1)	(0.1)	(0.3)
	$2.1	$3.7	$(0.6)

The decrease in depreciation expense for the Comparable Portfolio Properties and development or redevelopment properties was attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets in 2014.

(B)

As discussed above, the higher impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development, which management has identified as disposal candidates over the following 12 to 24-month period.

(C)

General and administrative expenses were approximately 4.7% and 5.0% of the total revenues of the Company’s portfolio for the three-month periods ended March 31, 2015 and 2014, respectively.  The decrease in expense primarily was due to the change in the Company’s executive structure in the first quarter of 2015 as well as lower travel and advertising expenses.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Interest income(A)	$7,161	$3,127	$4,034
Interest expense(B)	(63,020)	(59,698)	(3,322)
Other income (expense), net(C)	(3,428)	(4,183)	755
	$(59,287)	$(60,754)	$1,467

(A)

The weighted-average interest rate of loan receivables reflected in interest income, including loans to affiliates, was 8.6% and 9.4% at March 31, 2015 and 2014, respectively.  The change in the amount of interest income recognized in the first quarter of 2015 primarily is due to the preferred equity investment in an unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) that was funded in the fourth quarter of 2014.

(B)	The weighted-average debt outstanding and related weighted-average interest rate for all properties, are as follows:

	Three-Month Periods Ended March 31,
	2015	2014
Weighted-average debt outstanding (in billions)	$5.3	$5.3
Weighted-average interest rate	5.1%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and deferred financing costs) at March 31, 2015 and 2014 was 4.8% for both periods.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.6 million for the three-month period ended March 31, 2015, as compared to $1.8 million for the comparable period in 2014.

For the three-month period ended March 31, 2014, $3.5 million of interest expense was classified as discontinued operations.  As a result, when this amount is appropriately considered in the year-over-year comparison, the change in interest expense was immaterial.

(C)	Other income (expense) was composed of the following (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Transaction and other (expense) income, net	$(0.1)	$(4.0)
Litigation-related expenses	—	(0.2)
Debt extinguishment costs, net(1)	(3.3)	—
	$(3.4)	$(4.2)

(1)

Debt extinguishment costs related to the write-off of the unamortized debt issuance costs related to the repayment of the $350.0 million unsecured term loan and $100.0 million secured term loan from proceeds of the issuance of $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.

Other Items (in thousands)

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Equity in net income of joint ventures(A)	$61	$5,490	$(5,429)
Impairment of joint venture investments(B)	—	(9,100)	9,100
Gain on change in control of interests(C)	14,279	—	14,279
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(4,900)	(684)	(4,216)

(A)

The decrease in equity in net income of joint ventures for the three-month period ended March 31, 2015, compared to the prior-year period, primarily was a result of the sale of joint venture investments in 2014.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s condensed consolidated financial statements included herein.

(C)

Related to the final dissolution of the Company’s joint venture with the Coventry II Fund.  As part of the final settlement, the Company acquired one asset and recorded an aggregate net gain related to the difference between the fair value of the asset acquired and the carrying value of the Company’s equity investment in the joint venture.  See discussion of legal matters regarding the Coventry II Fund in Note 9, “Commitments and Contingencies,” of the Company’s condensed consolidated financial statements included herein.

(D)

The increase in income tax expense primarily is a result of a tax restructuring completed in the first quarter of 2015 related to the Company’s assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code.  This election permitted the Company to step-up its tax basis in the 15 Puerto Rican assets, reduce its effective tax rate from 39% to 10% on operational activity and reduce any future capital gains tax.

Disposition of Real Estate and Discontinued Operations, Non-Controlling Interests and Net Loss (in thousands)

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
Income from discontinued operations(A)	N/A	$3,012	$(3,012)
Gain (loss) on disposition of real estate, net(B)	$25,094	(1,090)	26,184
(Income) loss attributable to non-controlling interests, net(C)	(873)	1,738	(2,611)
Net loss attributable to DDR(D)	(243,787)	(16,640)	(227,147)

(A)

In 2014, the Company sold 35 properties which were classified as discontinued operations in the financial statements.  The assets sales in 2015 do not represent a strategic shift in the Company’s business plan as more fully described in Note 1, “New Accounting Standards Adopted,” of the Company’s condensed consolidated financial statements included herein.

(B)

The gain on disposition of real estate is more fully described in Note 12, “Disposition of Real Estate and Discontinued Operations,” of the Company’s condensed consolidated financial statements included herein.

(C)

Change in non-controlling interests for the three-month period ended March 31, 2015, compared to the prior year comparable period, primarily was the result of the sale of one asset in the first quarter of 2014.

(D)

The increase in net loss attributable to DDR for the three-month period ended March 31, 2015, compared to the prior year comparable period, primarily was due to a greater amount of impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s income from continuing operations.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its condensed consolidated financial statements.

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014	$ Change
FFO attributable to common shareholders(A)	$13.2	$85.8	$(72.6)
Operating FFO attributable to common shareholders(B)	107.1	100.7	6.4

(A)	The decrease in FFO for the three-month period ended March 31, 2015, as compared to the comparable period in 2014, primarily was due to an increase in impairment charges of non-depreciable assets.

(B)

The increase in Operating FFO for the three-month period ended March 31, 2015, as compared to the comparable period in 2014, primarily was due to the impact of Prime power center acquisitions as well as organic growth and continued lease up within the portfolio.

The Company’s reconciliation of net loss attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Net loss attributable to common shareholders	$(249.4)	$(23.2)
Depreciation and amortization of real estate investments	100.9	107.0
Equity in net income of joint ventures	(0.1)	(5.5)
Joint ventures' FFO(A)	7.0	8.7
Non-controlling interests (OP Units)	0.2	0.1
Impairment of depreciable real estate assets	179.8	10.4
Gain on disposition of depreciable real estate	(25.2)	(11.7)
FFO attributable to common shareholders	13.2	85.8
Non-operating items, net(B)	93.9	14.9
Operating FFO attributable to common shareholders	$107.1	$100.7

(A)

At March 31, 2015 and 2014, the Company had an economic investment in unconsolidated joint venture interests related to 187 and 166 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Net (loss) income attributable to unconsolidated joint ventures	$(12.0)	$7.7
Depreciation and amortization of real estate investments	56.7	44.2
Impairment of depreciable real estate assets	0.4	—
Loss (gain) on disposition of depreciable real estate, net	0.2	(21.5)
FFO	$45.3	$30.4
FFO at DDR's ownership interests	$7.0	$8.7
Operating FFO at DDR's ownership interests(B)	$7.0	$9.1

Other Data:
Straight-line rental revenue	$1.0	$0.9
DDR's proportionate share	—	0.2

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three-month periods ended March 31, 2015 and 2014 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

	Three-Month Periods Ended March 31,
	2015	2014
Impairment charges – non-depreciable assets	$99.3	$9.5
Other (income) expense, net(A)	3.9	4.8
Equity in net loss of joint ventures – currency adjustments and debt extinguishment costs	—	0.4
Gain on change in control of interests	(14.3)	—
Tax expense (primarily Puerto Rico restructuring)	4.4	—
Loss on disposition of non-depreciable real estate, net	0.6	0.2
Total adjustments from FFO to Operating FFO	93.9	14.9
FFO attributable to common shareholders	13.2	85.8
Operating FFO attributable to common shareholders	$107.1	$100.7

(A)	Amounts included in other income/expense as follows (in millions):

	Three-Month Periods Ended March 31,
	2015	2014
Transaction and other (income) expense, net	$0.6	$4.6
Litigation-related expenses	—	0.2
Debt extinguishment costs, net	3.3	—
	$3.9	$4.8

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons, including to further strengthen the financial position of the Company.  In the first three months of 2015, the Company continued to strategically allocate cash flow from operating and financing activities.  The Company also completed a public debt offering in order to strengthen its balance sheet, finance strategic investments and improve its financial flexibility.

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

In April 2015, the Company amended its unsecured revolving credit facility arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  In April 2015, the Company also amended its unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) to reduce the borrowing capacity from $65 million to $50 million and to match the terms of the primary facility.  The Company’s borrowings under these facilities bear interest at variable rates, which were reduced and set at LIBOR plus 100 basis points, a decrease of 15 basis points from the previous rate, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Services (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2015, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2015 and beyond.

In certain circumstances, if other debt of the Company has been accelerated then the Company’s credit facilities could be accelerated.  Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations.  Consequently, the Company believes that it focuses on its maturity profile and lowering overall balance sheet risk and increasing financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at March 31, 2015 (in millions):

Cash and cash equivalents	$56.0
Revolving Credit Facilities	$815.0
Less:
Amount outstanding	(6.3)
Letters of credit	(1.1)
Borrowing capacity available	$807.6

At March 31, 2015, the Company had a continuous equity program that allowed for the future issuance of up to $250.0 million of common shares.  As of May 1, 2015, the Company had available for future issuance up to $234.6 million of its common shares under this program.

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

At March 31, 2015, the Company’s 2015 debt maturities consisted of $153.0 million of unsecured notes (which was repaid at maturity in May 2015), $350.0 million of convertible unsecured notes and $432.4 million of consolidated mortgage debt.  The Company expects to fund these obligations from public debt offerings, the undrawn unsecured term loan entered into in April 2015, possible refinancing opportunities, utilization of its Revolving Credit Facilities and/or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Management believes the scheduled debt maturities in 2015 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturing in 2015 and beyond with the goal of executing a strategy to extend debt duration, lower leverage, increase liquidity and improve the Company’s credit ratings with the objective of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

At March 31, 2015, the Company’s unconsolidated joint ventures did not have any mortgage debt maturing in 2015.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on preferred and common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods Ended March 31,
	2015	2014
Cash flow provided by operating activities	$62,701	$91,891
Cash flow provided by investing activities	57,599	91,855
Cash flow used for financing activities	(85,402)	(106,577)

Operating Activities:  The change in cash flow from operating activities for the three-month period ended March 31, 2015, as compared to the comparable period in 2014, primarily was due to changes in accounts payable and accounts receivable, partially offset by an increase in cash flow from those assets acquired in 2014 from the date of acquisition.

Investing Activities:  The change in cash flow from investing activities for the three-month period ended March 31, 2015, as compared to the comparable period in 2014, primarily was due to a reduction in proceeds from the disposition of real estate and an increase in capital expenditures, partially offset by the repayment of notes receivable.

Financing Activities:  The change in cash flow from financing activities for the three-month period ended March 31, 2015, as compared to the comparable period in 2014, primarily was due to the issuance of senior notes and related repayment of debt with the proceeds, as well as an increase in the quarterly dividend payment.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $67.9 million for the three-month period ended March 31, 2015, as compared to $62.3 million for the same period in 2014.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company thus far during 2015.

The Company declared a quarterly dividend of $0.1725 per common share for the first quarter of 2015.  The Board of Directors of the Company will continue to monitor the 2015 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2015 Strategic Transaction Activity

The Company has a portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime Assets located in large and supply-constrained markets occupied by high credit quality retailers.  Transactions are completed both on balance sheet and through off-balance sheet joint venture arrangements with top tier, well capitalized partners.

Acquisitions

In March 2015, the Company acquired its partner’s 80% interest in one shopping center in Orange County, California, valued at $49.2 million in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.  See further discussion in Note 9, “Commitments and Contingencies,” of the Company’s condensed consolidated financial statements included herein.

Dispositions

During the three-month period ended March 31, 2015, the Company sold nine shopping center properties, aggregating 1.1 million square feet, for an aggregate sales price of $103.4 million.  The Company recorded a net gain of $25.1 million, which excludes the impact of an aggregate $13.3 million in related impairment charges that were recorded in prior periods related to the assets sold in 2015.  In addition, one of the Company’s unconsolidated joint ventures sold one asset generating gross proceeds of $4.3 million, of which the Company’s proportionate share was $0.2 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into the acquisition of higher quality assets with long-term growth potential.  In March 2015, the Company’s new senior management team completed an extensive review of the entire portfolio and evaluated potential sale opportunities taking into account the long-term growth prospects of assets being considered for sale, the use of sale proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  As a result of that review, the Company recorded an aggregate impairment charge of $179.7 million related to 25 operating shopping centers the Company expects will be marketed for sale in the near term and are no longer considered as long-term holds.

Development and Redevelopment Opportunities

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

The Company’s consolidated land holdings are classified in two separate line items on the consolidated balance sheets included herein, (i) Land and (ii) Land Held for Development and Construction in Progress.  At March 31, 2015, the $2.2 billion of Land classified on the Company’s balance sheet primarily consisted of land that is part of its operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the operating shopping center properties.  Approximately 153 acres of this land, which has a recorded cost basis of approximately $23 million, is available for future development.

Included in Land Held for Development and Construction in Progress at March 31, 2015, were $92.8 million of recorded costs related to land held for development for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In March 2015, the Company determined it would no longer pursue the development of certain of these assets.  Rather, the Company plans to market such parcels for sale in the near term.  As a result, the Company recorded an impairment charge of $99.3 million on five parcels of land in the first quarter of 2015.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company has invested approximately $365 million in various active development and redevelopment projects and expects to bring at least $200 million of investments in service in 2015 on a net basis, after deducting sales proceeds from outlot sales.

At March 31, 2015, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at March 31, 2015
Orlando, Florida (Lee Vista)	4Q15	367	$103	$101	$38
New Haven, Connecticut (Guilford Commons)	4Q15	131	68	68	34
Total		498	$171	$169	$72

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  Major redevelopments could take between 12 and 36 months to reach stabilization.  At March 31, 2015, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2015
Pasadena, California (Paseo Colorado)	3Q17	$95	$8
Long Beach, California (The Pike Outlets)	2Q16	70	23
Cincinnati, Ohio (Sycamore Crossing & Sycamore Plaza)	4Q16	30	1
Plant City, Florida (Lake Walden Square)	4Q15	18	13
Chester, Virginia (Bermuda Square)	3Q17	17	7
Bayamon, Puerto Rico (Plaza Del Sol)	1Q17	11	1
Total		$241	$53

For redevelopment assets completed in 2014 and in the first quarter of 2015, the assets placed in service were completed at approximately $135 cost per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties, one development project and one management company.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment aggregating $307.6 million at March 31, 2015, with an annual interest rate of 8.5% due from its joint venture with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.3 billion and $3.6 billion at March 31, 2015 and December 31, 2014, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

FINANCING ACTIVITIES

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025. Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding on the Revolving Credit Facilities.

In April 2015, the Company amended and restated its Revolving Credit Facilities.  The Unsecured Credit Facility maturity date was extended to June 2019, with two six-month borrower options to extend upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The PNC unsecured revolving credit facility was amended to reduce the commitment to $50 million and modify certain other terms to conform to the Unsecured Credit Facility.  Also, pricing on the Revolving Credit Facilities was reduced and set at LIBOR plus 100 basis points, a decrease of 15 basis points from the previous rate, and is determined based upon the Company’s credit ratings from Moody's and S&P.

In addition, in April 2015, the Company entered into a new $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent.  The unsecured term loan has a maturity date of April 2017, with options upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, to extend the maturity for up to three additional one-year periods.  Pricing on the unsecured term loan was set at LIBOR plus 110 basis points and was determined based upon the Company’s credit ratings from Moody's and S&P.  This loan was unfunded as of May 1, 2015, but it has the option to be drawn at any time over the next twelve-month period.  Proceeds from this loan are expected to be used to retire upcoming unsecured notes and secured mortgage maturities.

CAPITALIZATION

At March 31, 2015, the Company’s capitalization consisted of $5.2 billion of debt, $350.0 million of preferred shares and $6.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $18.62, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2015), resulting in a debt to total market capitalization ratio of 0.42 to 1.0, as compared to the ratio of 0.45 to 1.0 at March 31, 2014.  The closing price of the common shares on the New York Stock Exchange was $16.48 at March 31, 2014.  The Company’s total debt consisted of the following (in billions):

	March 31,
	2015	2014
Fixed-rate debt(A)	$4.8	$4.9
Variable-rate debt	0.4	0.3
	$5.2	$5.2

(A)

Includes $79.6 million and $631.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at March 31, 2015 and 2014, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2015, the Company’s 2015 debt maturities consisted of $153.0 million of unsecured notes that were repaid at maturity in May 2015 and $432.4 million of consolidated mortgage debt.  The Company’s $350 million aggregate principal amount of convertible unsecured notes have an option for the Company to repay on or after November 20, 2015, in whole or in part for cash at 100% of the principal amount of the notes and cash, common shares or a combination thereof (at the Company’s election) for the remainder.  The holders of the notes may require the Company to repurchase its notes in whole or in part on specified dates, the first of which is November 15, 2015, upon the fulfillment of certain conditions.  Further, the holders may convert their notes prior to the stated redemption dates under certain circumstances including if the closing sale price of the Company’s stock is greater than 125% of the conversion rate ($14.85 at March 31, 2015) for 20 trading days in the period of 30 consecutive trading days ending on the last day of the fiscal quarter.  These notes were not convertible at March 31, 2015. The Company expects to fund these obligations from public debt offerings, possible refinancing opportunities, utilization of its Revolving Credit Facilities and/or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $55.7 million for its consolidated properties at March 31, 2015.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or revolving credit facilities.

At March 31, 2015, the Company had letters of credit outstanding of $36.5 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2015, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.6 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for 2015 and 2016.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was almost three million square feet of space for new leases and renewals for the first quarter of 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants exceeding 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%; Walmart at 3.3% and Bed Bath & Beyond at 3.0%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been rapidly growing their omnichannel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at March 31, 2015, as evidenced by the increase in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.2% at March 31, 2015, as compared to 92.6% at March 31, 2014.  The Company continues to sign new leases at rental rates that have reflected consistent annual growth.

The total portfolio average annualized base rent per occupied square foot was $14.02 at March 31, 2015, as compared to $13.91 at December 31, 2014, and $13.44 at March 31, 2014.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime Assets with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first quarter of 2015 was approximately $6.14 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s condensed consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2015				December 31, 2014
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt (A)	$4,841.9	4.4	5.1%	92.3%	$4,806.5	3.9	5.1%	91.8%
Variable-Rate Debt (A)	$405.2	2.7	1.5%	7.7%	$428.2	2.9	1.5%	8.2%

(A)	Adjusted to reflect the $79.6 million and $530.0 million of variable-rate debt that LIBOR was swapped to a fixed rate of 2.8% and 1.3% at March 31, 2015 and December 31, 2014, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	March 31, 2015				December 31, 2014
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt (A)	$2,082.5	$352.9	3.2	5.3%	$2,215.4	$379.5	3.4	5.3%
Variable-Rate Debt (A)	$1,199.6	$101.3	2.0	2.0%	$1,337.4	$124.0	1.9	3.0%

(A)	Adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to a fixed rate of 1.9% at March 31, 2015 and December 31, 2014.

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At March 31, 2015 and December 31, 2014, the interest rate on the Company’s $79.6 million and $530.0 million, respectively, consolidated floating rate debt was swapped to fixed rates.  At March 31, 2015 and December 31, 2014, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $79.6 million and $530.0 million of variable-rate debt that was swapped to a fixed rate at March 31, 2015 and December 31, 2014, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2015 and December 31, 2014 is summarized as follows (in millions):

	March 31, 2015					December 31, 2014
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,841.9	$5,166.9	(A)	$4,981.9	(B)	$4,806.5	$5,108.4	(A)	$4,944.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$352.9	$373.9		$363.7		$379.5	$398.2		$386.6

(A)	Includes the fair value of Swaps, which was a liability of $3.8 million and $4.3 million, net, at March 31, 2015 and December 31, 2014, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $1.9 million at March 31, 2015 and an asset of $8.8 million, net, at December 31, 2014.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2015, would result in an increase in interest expense of approximately $1.0 million for the Company and $0.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three-month period ended March 31, 2015.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2015, the Company had no other material exposure to market risk.

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

During the three-month period ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
Jan 1–31, 2015	49,846	$19.55	—	—
February 1–28, 2015	92,965	19.31	—	—
March 1–31, 2015	2,090	18.95	—	—
Total	144,901	$19.39	—	—

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

10.1	Second Amendment to the Employment Agreement, dated February 10, 2015, by and between DDR Corp. and David J. Oakes

10.2	Third Amendment to the Employment Agreement, dated February 27, 2015, by and between DDR Corp. and Christa A. Vesy

10.3	Employment Agreement, dated March 1, 2015, by and between DDR Corp. and Luke J. Petherbridge

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2015 and 2014, (iv) Consolidated Statement of Equity for the Three-Month Period Ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 8, 2015

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.1

Eighteenth Supplemental Indenture, dated as of January 22, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on January 22, 2015; File No. 001-11690)

10	10.1	Second Amendment to the Employment Agreement, dated February 10, 2015, by and between DDR Corp. and David J. Oakes	Filed herewith

10	10.2	Third Amendment to the Employment Agreement, dated February 27, 2015, by and between DDR Corp. and Christa A. Vesy	Filed herewith

10	10.3	Employment Agreement, dated March 1, 2015, by and between DDR Corp. and Luke J. Petherbridge	Filed Herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1

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