Form 10-Q
period 2015-06-30
DDR CORP
filed 2015-08-05
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 362,122,351 outstanding common shares, $0.10 par value per share.

DDR CORP.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2015

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Land	$2,208,102	$2,208,468
Buildings	6,988,655	7,087,040
Fixtures and tenant improvements	672,612	645,035
	9,869,369	9,940,543
Less: Accumulated depreciation	(1,998,760)	(1,909,585)
	7,870,609	8,030,958
Construction in progress and land	311,005	395,242
Total real estate assets, net	8,181,614	8,426,200
Investments in and advances to joint ventures	399,218	414,848
Cash and cash equivalents	25,268	20,937
Restricted cash	11,417	11,375
Accounts receivable, net	128,509	132,661
Notes receivable, net	47,304	56,245
Deferred charges, less accumulated amortization of $39,105 and $38,796, respectively	30,338	28,187
Other assets, net	401,919	451,442
	$9,225,587	$9,541,895
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$3,115,459	$2,765,893
Unsecured term loan	300,000	350,000
Revolving credit facilities	241,474	29,009
	3,656,933	3,144,902
Secured indebtedness:
Secured term loan	200,000	400,000
Mortgage indebtedness	1,403,231	1,689,805
	1,603,231	2,089,805
Total indebtedness	5,260,164	5,234,707
Accounts payable and other liabilities	450,070	448,192
Dividends payable	67,884	61,468
Total liabilities	5,778,118	5,744,367
Commitments and contingencies (Note 9)
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 361,169,314 and 360,711,232 shares issued at June 30, 2015 and December 31, 2014, respectively	36,117	36,071
Paid-in capital	5,448,298	5,438,778
Accumulated distributions in excess of net income	(2,408,151)	(2,047,212)
Deferred compensation obligation	16,980	16,609
Accumulated other comprehensive loss	(6,137)	(7,352)
Less: Common shares in treasury at cost: 989,098 and 957,068 shares at June 30, 2015 and December 31, 2014, respectively	(16,819)	(16,646)
Total DDR shareholders' equity	3,420,288	3,770,248
Non-controlling interests	27,181	27,280
Total equity	3,447,469	3,797,528
	$9,225,587	$9,541,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(In thousands, except per share amounts)

(Unaudited)

	2015	2014
Revenues from operations:
Minimum rents	$179,363	$169,395
Percentage and overage rents	1,372	624
Recoveries from tenants	62,021	56,031
Fee and other income	14,567	15,990
	257,323	242,040
Rental operation expenses:
Operating and maintenance	36,029	33,990
Real estate taxes	37,797	35,085
Impairment charges	—	14,342
General and administrative	19,271	19,085
Depreciation and amortization	99,300	95,203
	192,397	197,705
Other income (expense):
Interest income	7,211	3,158
Interest expense	(61,287)	(59,634)
Other income (expense), net	2,368	(4,100)
	(51,708)	(60,576)
Income (loss) before earnings from equity method investments and other items	13,218	(16,241)
Equity in net income of joint ventures	1,642	1,131
(Loss) gain on sale and change in control of interests, net	(6,507)	83,830
Income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	8,353	68,720
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(573)	(642)
Income from continuing operations	7,780	68,078
Income from discontinued operations	—	7,345
Income before gain on disposition of real estate	7,780	75,423
Gain on disposition of real estate, net of tax	11,267	1,472
Net income	$19,047	$76,895
Income attributable to non-controlling interests, net	(449)	(878)
Net income attributable to DDR	$18,598	$76,017
Write-off of preferred share original issuance costs	—	(1,943)
Preferred dividends	(5,594)	(6,259)
Net income attributable to common shareholders	$13,004	$67,815

Per share data:
Basic earnings per share data:
Income from continuing operations attributable to common shareholders	$0.03	$0.17
Income from discontinued operations attributable to common shareholders	—	0.02
Net income attributable to common shareholders	$0.03	$0.19
Diluted earnings per share data:
Income from continuing operations attributable to common shareholders	$0.03	$0.17
Income from discontinued operations attributable to common shareholders	—	0.02
Net income attributable to common shareholders	$0.03	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(In thousands, except per share amounts)

(Unaudited)

	2015	2014
Revenues from operations:
Minimum rents	$360,060	$335,582
Percentage and overage rents	2,757	2,265
Recoveries from tenants	126,101	113,831
Fee and other income	27,230	31,874
	516,148	483,552
Rental operation expenses:
Operating and maintenance	74,755	70,577
Real estate taxes	75,426	69,061
Impairment charges	279,021	16,671
General and administrative	37,866	39,338
Depreciation and amortization	202,315	198,823
	669,383	394,470
Other income (expense):
Interest income	14,372	6,286
Interest expense	(124,307)	(119,332)
Other income (expense), net	(1,060)	(8,283)
	(110,995)	(121,329)
Loss before earnings from equity method investments and other items	(264,230)	(32,247)
Equity in net income of joint ventures	1,703	6,621
Impairment of joint venture investments	—	(9,100)
Gain on sale and change in control of interests, net	7,772	83,830
(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(254,755)	49,104
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(5,473)	(1,327)
(Loss) income from continuing operations	(260,228)	47,777
Income from discontinued operations	—	10,357
(Loss) income before gain on disposition of real estate	(260,228)	58,134
Gain on disposition of real estate, net of tax	36,361	383
Net (loss) income	$(223,867)	$58,517
(Income) loss attributable to non-controlling interests, net	(1,322)	860
Net (loss) income attributable to DDR	$(225,189)	$59,377
Write-off of preferred share original issuance costs	—	(1,943)
Preferred dividends	(11,188)	(12,867)
Net (loss) income attributable to common shareholders	$(236,377)	$44,567

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to common shareholders	$(0.66)	$0.09
Income from discontinued operations attributable to common shareholders	—	0.03
Net (loss) income attributable to common shareholders	$(0.66)	$0.12
Diluted earnings per share data:
(Loss) income from continuing operations attributable to common shareholders	$(0.66)	$0.09
Income from discontinued operations attributable to common shareholders	—	0.03
Net (loss) income attributable to common shareholders	$(0.66)	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,047	$76,895	$(223,867)	$58,517
Other comprehensive income (loss):
Foreign currency translation	85	2,477	(219)	8,383
Reclassification adjustment for foreign currency translation included in net income	—	19,715	—	19,715
Change in fair value of interest-rate contracts	417	(2,225)	320	(2,464)
Change in cash flow hedges reclassed to earnings	154	118	829	236
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(410)	—	(840)
Unrealized losses on available-for-sale securities	—	(206)	—	(467)
Total other comprehensive income	656	19,469	930	24,563
Comprehensive income (loss)	$19,703	$96,364	$(222,937)	$83,080
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(449)	(878)	(1,322)	860
Foreign currency translation	(104)	(376)	285	(13)
Total comprehensive (income) loss attributable to non-controlling interests	(553)	(1,254)	(1,037)	847
Total comprehensive income (loss) attributable to DDR	$19,150	$95,110	$(223,974)	$83,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

(Unaudited)

	DDR Equity

	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2014	$350,000	$36,071	$5,438,778	$(2,047,212)	$16,609	$(7,352)	$(16,646)	$27,280	$3,797,528
Issuance of common shares related to stock plans	—	40	6,926	—	—	—	50	—	7,016
Issuance of restricted stock	—	—	(2,521)	—	612	—	2,863	—	954
Vesting of restricted stock	—	6	3,489	—	(241)	—	(3,086)	—	168
Stock-based compensation	—	—	1,626	—	—	—	—	—	1,626
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,136)	(1,136)
Dividends declared-common shares	—	—	—	(124,562)	—	—	—	—	(124,562)
Dividends declared-preferred shares	—	—	—	(11,188)	—	—	—	—	(11,188)
Comprehensive (loss) income	—	—	—	(225,189)	—	1,215	—	1,037	(222,937)
Balance, June 30, 2015	$350,000	$36,117	$5,448,298	$(2,408,151)	$16,980	$(6,137)	$(16,819)	$27,181	$3,447,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(In thousands)

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net (loss) income	$(223,867)	$58,517
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	202,315	209,201
Stock-based compensation	4,893	4,787
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	(5,529)	(1,980)
Accretion of convertible debt discount	5,919	5,613
Equity in net income of joint ventures	(1,703)	(6,621)
Impairment of joint venture investments	—	9,100
Net gain on sale and change in control of interests	(7,772)	(83,830)
Operating cash distributions from joint ventures	4,021	3,314
Realized gain on sale of available-for-sale securities	—	(840)
Gain on disposition of real estate	(36,361)	(17,564)
Impairment charges	279,021	25,183
Change in notes receivable accrued interest	(4,175)	(2,000)
Change in restricted cash	1,591	2,981
Net change in accounts receivable	1,327	7,089
Net change in accounts payable and accrued expenses	11,763	4,835
Net change in other operating assets and liabilities	(22,570)	(16,735)
Total adjustments	432,740	142,533
Net cash flow provided by operating activities	208,873	201,050
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(105,846)	(156,532)
Real estate developed and improvements to operating real estate	(132,595)	(108,808)
Proceeds from disposition of real estate and joint venture interests	158,122	514,628
Equity contributions to joint ventures	(134)	(3,764)
Distributions from sale and refinancing of joint venture interests	3,365	9,600
Return of investments in joint ventures	3,575	6,438
Proceeds from sale of available-for-sale securities	—	1,251
Repayment of notes receivable	9,275	225
Change in restricted cash – capital improvements	582	(1,130)
Net cash flow (used for) provided by investing activities	(63,656)	261,908
Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	213,513	(533)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	491,972	—
Proceeds from mortgages and other debt	300,000	81,427
Repayment of senior notes	(152,996)	—
Repayment of term loans and mortgage debt	(857,396)	(94,421)
Payment of debt issuance costs	(4,540)	(705)
Redemption of preferred shares	—	(55,000)
Issuance (repurchase) of common shares in conjunction with equity award plans and dividend reinvestment plan	3,321	(2,510)
Contributions from non-controlling interests	—	93
Distributions to non-controlling interests and redeemable operating partnership units	(5,591)	(704)
Dividends paid	(129,333)	(117,927)
Net cash flow used for financing activities	(141,050)	(190,280)
Cash and cash equivalents:
Increase in cash and cash equivalents	4,167	272,678
Effect of exchange rate changes on cash and cash equivalents	164	(2)
Cash and cash equivalents, beginning of year	20,937	86,664
Cash and cash equivalents, end of period	$25,268	$359,340

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Deferred Tax Assets and Tax Liabilities – Puerto Rico Tax Restructuring

In the first quarter of 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company restructured the ownership of its 14 assets in Puerto Rico and made a voluntary election to prepay $20.2 million of taxes related to the built-in gains associated with the real estate assets.  This election permitted the Company to step-up its tax basis in the Puerto Rican assets to the current estimated fair value while reducing its effective capital gains tax rate from 29% to 12%.  Further, the Company converted the ownership to a Puerto Rico Real Estate Investment Trust (“REIT”) structure, which reduced the effective tax on the operational activity from 39% to 10%.  The net balance sheet impact to the financial statements related to the restructuring was $16.8 million.  In the first quarter of 2015, the Company recorded a tax expense of $3.4 million related to the 2% effective tax rate spread between the 12% tax payment and the revalued deferred tax asset under the REIT structure using a 10% effective tax rate.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2015	2014
Mortgages assumed from acquisitions	$33.7	$50.8
Issuance of Operating Partnership Units ("OP Units") in connection with an acquisition	—	18.3
Mezzanine loan applied to purchase price of acquired properties	—	20.6
Elimination of a previously held equity interest	1.4	—
Reclassification adjustment of foreign currency translation	—	19.7
Accounts payable related to construction in progress	46.3	30.6
Dividends declared	67.9	61.3
Write-off of preferred share original issuance costs	—	1.9

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Management and other fee income	$8.4	$7.9	$16.5	$16.1
Ancillary and other property income	4.7	5.9	8.8	12.1
Lease termination fees	1.4	2.0	1.6	3.3
Other	0.1	0.2	0.3	0.4
Total fee and other income	$14.6	$16.0	$27.2	$31.9

New Accounting Standards Adopted

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a final standard that changed the criteria for determining which disposals are presented as discontinued operations.  The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.”  The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.”  A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations.  Public entities are required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company adopted the standard effective January 1, 2015, and there was no impact to net income in the financial statements for the three-month or six-month period ended June 30, 2015.  Properties sold prior to January 1, 2015, are not subject to ASU 2014-08 and therefore continue to be classified as discontinued operations using the previous definition.  The adoption resulted in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals remain in Income from Continuing Operations and any associated gains or losses are included in Gain on Disposition of Real Estate.

New Accounting Standards

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  The objective of ASU 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and, as a result, will not be impacted by this standard.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.  The Company is assessing the impact, if any, the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  The guidance in ASU 2015-03 is limited to the presentation of debt issuance costs.  The new guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not believe ASU 2015-03 will have a material impact on its financial statements.

2.	Investments in and Advances to Joint Ventures

At June 30, 2015 and December 31, 2014, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 184 and 188 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2015	December 31, 2014
Condensed Combined Balance Sheets
Land	$1,346,862	$1,439,849
Buildings	3,566,004	3,854,585
Fixtures and tenant improvements	184,661	200,696
	5,097,527	5,495,130
Less: Accumulated depreciation	(770,122)	(773,256)
	4,327,405	4,721,874
Land held for development and construction in progress	54,209	55,698
Real estate, net	4,381,614	4,777,572
Cash and restricted cash	80,234	100,812
Receivables, net	48,814	80,508
Other assets	346,595	394,751
	$4,857,257	$5,353,643

Mortgage debt	$3,247,337	$3,552,764
Notes and accrued interest payable to the Company	3,031	144,831
Other liabilities	205,924	276,998
	3,456,292	3,974,593
Redeemable preferred equity	309,150	305,310
Accumulated equity	1,091,815	1,073,740
	$4,857,257	$5,353,643

Company's share of accumulated equity	$132,034	$122,937
Redeemable preferred equity	309,150	305,310
Basis differentials	(43,015)	(12,954)
Deferred development fees, net of portion related to the Company's interest	(2,438)	(2,562)
Amounts payable to the Company	3,487	2,117
Investments in and Advances to Joint Ventures	$399,218	$414,848

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Condensed Combined Statements of Operations
Revenues from operations	$133,066	$112,141	$270,666	$248,641
Expenses from operations:
Operating expenses	48,414	39,195	99,396	87,002
Impairment charges	—	600	448	600
Depreciation and amortization	51,482	34,517	108,219	75,730
Interest expense	33,593	41,787	74,496	91,844
Other (income) expense, net	217	(252)	584	2,790
	133,706	115,847	283,143	257,966
Loss before tax expense and discontinued operations	(640)	(3,706)	(12,477)	(9,325)
Income tax expense (primarily Sonae Sierra Brasil), net	—	(2,425)	—	(6,565)
Loss from continuing operations	(640)	(6,131)	(12,477)	(15,890)
Discontinued operations:
Loss from discontinued operations	—	(1,695)	—	(4,187)
Gain on disposition of real estate, net of tax	—	2,038	—	23,511
(Loss) income before gain on disposition of real estate, net	(640)	(5,788)	(12,477)	3,434
Loss on disposition of real estate, net	(1,358)	—	(1,571)	—
Net (loss) income	$(1,998)	$(5,788)	$(14,048)	$3,434
Income attributable to non-controlling interests	—	(535)	—	(2,023)
Net (loss) income attributable to unconsolidated joint ventures	$(1,998)	$(6,323)	$(14,048)	$1,411
Company's share of equity in net income of joint ventures(A)	$1,317	$1,436	$1,070	$6,167
Basis differential adjustments(B)	325	(305)	633	454
Equity in net income of joint ventures(A)	$1,642	$1,131	$1,703	$6,621
(A)	The Company did not record income or loss from those investments in which its investment basis was zero. As of March 13, 2015, the Company no longer had an interest in these assets.
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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Management and other fees	$6.5	$6.2	$12.8	$12.3
Development fees and leasing commissions	1.6	1.5	3.2	3.5
Interest income	6.4	1.7	12.7	3.4

The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture or to initiate a purchase or sale of the properties after a certain number of years or if either party is in default of the joint venture agreements.  The Company is not obligated to purchase the interests of its outside joint venture partners under these provisions.

Coventry II Fund

Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”).  The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. The Company and the Coventry II Fund entered into various joint ventures to invest in a variety of retail properties that presented opportunities for value creation.  In March 2015, the Company, CREA and the Coventry II Fund finalized a settlement agreement in which the Company acquired Coventry II Fund’s 80% interest in Buena Park Place in Orange County, California (Note 3) and the Company transferred to Coventry II Fund its 20% ownership interest in the 21 remaining assets of the Coventry II Fund investments.  The Company accounted for this transaction as a step acquisition and, as a result, recorded a Gain on Change in Control of $14.3 million related to the difference between the carrying value of its equity investment and the fair value of the asset acquired.

Management Company Investment

In June 2015, the Company sold its 50% membership interest in a property management company to its joint venture partner and recorded a Loss on Sale and Change in Control of $6.5 million.

3.	Acquisitions

In the six months ended June 30, 2015, the Company acquired the following shopping centers (in millions):

Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Orange County, CA(A)	March 2015	$49.2	$33.0
Orlando, FL	April 2015	33.0	—
Houston, TX	June 2015	69.8	—
(A)	Acquired from joint venture partner (Note 2).

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$51,617	N/A
Buildings	97,702	(B)
Tenant improvements	3,834	(B)
In-place leases (including lease origination costs and fair market value of leases)(A)	11,325	7.9
Tenant relations	5,750	11.8
Other assets	1,252	N/A
	171,480
Less: Mortgage debt assumed at fair value	(33,735)	N/A
Less: Below-market leases	(18,191)	17.8
Less: Other liabilities assumed	(1,144)	N/A
Net assets acquired	$118,410
(A)	Includes above-market leases of $0.2 million.
(B)	Depreciated in accordance with the Company’s policy.

Consideration:
Cash (including debt repaid at closing)	$102,730
Gain on Change in Control of Interests	14,279
Carrying value of previously held equity interest	1,401
Total consideration	$118,410

The costs related to the acquisition of these assets were expensed as incurred and included in Other Income (Expense), Net.  Included in the Company’s consolidated statements of operations are $2.1 million and $1.9 million in total revenues from the date of acquisition through June 30, 2015 and 2014, respectively, for the acquired properties.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three and six months ended June 30, 2015 and 2014, as if the acquisition of the interests in the properties acquired in 2015 and 2014 were completed on January 1, 2014.  The Gain on Change in Control of Interests related to the acquisition from an unconsolidated joint venture was adjusted to the assumed acquisition date.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Pro forma revenues	$258,575	$256,440	$520,282	$514,007
Pro forma income (loss) from continuing operations	$7,946	$65,377	$(273,961)	$56,897
Pro forma net income (loss) attributable to common shareholders	$13,170	$65,114	$(250,110)	$53,687
Basic earnings per share data:
Net income (loss) attributable to common shareholders	$0.04	$0.18	$(0.70)	$0.15
Diluted earnings per share data:
Net income (loss) attributable to common shareholders	$0.04	$0.18	$(0.70)	$0.15

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Loans receivable	$46,761	$52,444
Other	543	3,801
	$47,304	$56,245

As of June 30, 2015 and December 31, 2014, the Company had five and six loans receivable outstanding, respectively.  The following table reconciles the loans receivable on real estate for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014
Balance at January 1	$52,444	$72,218
Additions:
Interest	—	810
Accretion of discount	483	457
Deductions:
Payments of principal and interest	(6,166)	(232)
Other	—	(20,550)
Balance at June 30	$46,761	$52,703

At June 30, 2015, the Company had one loan outstanding aggregating $9.8 million that matured and was more than 90 days past due and one loan that was fully reserved.  The Company is no longer accruing interest income on these notes as no payments have been received.  The $9.8 million loan has a loan loss reserve of $4.8 million based on the estimated value of the underlying real estate collateral.  No other loans outstanding are past due.

5.	Other Assets

Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets:
In-place leases, net	$148,104	$160,351
Above-market leases, net	51,696	57,199
Tenant relations, net	153,369	171,666
Total intangible assets, net(A)	353,169	389,216
Other assets:
Prepaid expenses	18,753	14,456
Other assets(B)	21,143	39,746
Deposits	8,854	8,024
Total other assets, net	$401,919	$451,442
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below- market leases, of $23.0 million and $24.8 million for the three months ended June 30, 2015 and 2014, respectively, and $48.6 million and $53.8 million for the six months ended June 30, 2015 and 2014, respectively.

(B)

See discussion of deferred tax asset in Note 1.  During the first quarter of 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid an additional $20.2 million as part of an overall tax restructuring.

6.	Revolving Credit Facilities and Term Loans

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at June 30, 2015	Weighted-Average Interest Rate(A) at June 30, 2015	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$241.5	1.2%	June 2019
PNC Facility	—	N/A	June 2019
Unsecured Term Loan	300.0	1.3%	April 2017
Secured indebtedness:
Secured Term Loan	200.0	1.5%	April 2017
(A)	Interest rate on variable-rate debt calculated using the base rate and spreads in effect at June 30, 2015.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was amended in April 2015.  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2015.  The Unsecured Credit Facility also allows for certain foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility was also amended in April 2015 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at June 30, 2015), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.0% at June 30, 2015).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Services (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”).  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2015.

Unsecured Term Loan

In April 2015, the Company entered into a $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent (the “Unsecured Term Loan”).  The Unsecured Term Loan has a maturity date of April 2017, with three one-year borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The outstanding principal amount under this credit facility may not exceed $600 million. The Unsecured Term Loan bears interest at variable rates based on LIBOR as defined in the loan agreements plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.1% at June 30, 2015).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these covenants at June 30, 2015.

7.	Senior Notes

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding under the Revolving Credit Facilities.  Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $1.1 million.  As a result of the repayments on term loans, the Company accelerated amortization of debt extinguishment costs aggregating $3.3 million, which are reflected in other expense in the Company’s consolidated statement of operations for the six months ended June 30, 2015.

8.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At June 30, 2015, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Liabilities) and marketable equity securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan as of June 30, 2015 and December 31, 2014.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
June 30, 2015
Derivative Financial Instruments	$—	$(3.4)	$—	$(3.4)
Marketable Securities	$3.6	$—	$—	$3.6
December 31, 2014
Derivative Financial Instruments	$—	$(4.3)	$—	$(4.3)
Marketable Securities	$3.7	$—	$—	$3.7

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $360.4 million and $362.2 million at June 30, 2015 and December 31, 2014, respectively, as compared to the carrying amounts of $356.8 million and $358.2 million, respectively.  The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

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

Debt instruments at June 30, 2015 and December 31, 2014, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$3,115,459	$3,304,869	$2,765,893	$3,011,374
Revolving Credit Facilities and Term Loans	741,474	743,163	779,009	786,922
Mortgage indebtedness	1,403,231	1,457,544	1,689,805	1,741,855
	$5,260,164	$5,505,576	$5,234,707	$5,540,151

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

As of June 30, 2015, the Company had one effective Swap with a notional amount of $79.3 million, expiring in September 2017, which converts variable rate mortgage debt to a fixed rate of 2.8%.  As of December 31, 2014, the Company had nine Swaps with an aggregate notional amount of $530.0 million.  The aggregate fair value of the Swaps was a net liability of $3.4 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively, which is included in Other Assets/Other Liabilities on the consolidated balance sheets.

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects to reflect within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $2.7 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“OCI”) and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps if the derivative position has a positive balance.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

10.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2014	$(8,485)	$1,133	$(7,352)
Other comprehensive income before reclassifications	320	66	386
Change in cash flow hedges reclassed to earnings(A)	829	—	829
Net current-period other comprehensive income	1,149	66	1,215
Balance, June 30, 2015	$(7,336)	$1,199	$(6,137)
(A)

Includes Other Income (Expense) of $0.6 million and amortization classified in Interest Expense of $0.3 million, offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s consolidated statement of operations for the six months ended June 30, 2015, which was previously recognized in Accumulated OCI.

11.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges during the three and six months ended June 30, 2015 and 2014, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Assets marketed for sale or assets sold(A)	$—	$1.1	$179.7	$3.0
Undeveloped land previously held for development(B)	—	13.2	99.3	13.7
Total continuing operations	$—	$14.3	$279.0	$16.7
Sold assets – discontinued operations	—	—	—	8.5
Joint venture investments(C)	—	—	—	9.1
Total impairment charges	$—	$14.3	$279.0	$34.3
(A)

In March 2015, the Company’s new senior management team initiated changes in the Company’s investment strategy.  Senior management took steps to accelerate the Company’s portfolio quality improvement initiative, which it intends to accomplish in part through the acceleration of disposition plans of lower quality assets that do not have strong long-term growth profiles.  As a result, in connection with the preparation of the March 31, 2015 Quarterly Report on Form 10-Q, the Company concluded that the assets were impaired. The Company recorded impairment charges on 25 operating shopping centers that management identified as disposition candidates over the 12- to 24-month period following March 2015.

(B)

Amounts reported in the six months ended June 30, 2015, primarily related to five parcels of land previously held for future development.  The asset impairments were triggered primarily by the decision made by the Company’s senior management in the first quarter of 2015 to sell the land and no longer consider development.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six months ended June 30, 2015, and the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2015
Long-lived assets held and used	$—	$—	$407.1	$407.1	$279.0
December 31, 2014
Long-lived assets held and used	—	—	141.2	141.2	38.1
Unconsolidated joint venture investments	—	—	6.4	6.4	30.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot which is in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
	June 30,	December 31,	Valuation	Unobservable
Description	2015	2014	Technique	Inputs	2015	2014
Impairment of consolidated assets	$33.8	$74.2	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	$287.6	$67.0	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	8%–9%	8%
				Price per Square Foot	$10–$40	N/A
	$51.5	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–14%	N/A
				Terminal Capitalization Rate	8%–10%	N/A
	$34.2	N/A	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A
Impairment of joint venture investments	N/A	$6.4	Discounted Cash Flow	Discount Rate	N/A	15%
				Terminal Capitalization Rate	N/A	6%

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

12.	Disposition of Real Estate and Discontinued Operations

Disposition of Real Estate

During the six months ended June 30, 2015, the Company sold 13 properties and three parcels of land for total proceeds of $161.3 million.  These sales have not been classified as discontinued operations in the financial statements, as these sales do not represent a strategic shift in the Company’s business plan (Note 1).

Discontinued Operations

The Company sold 35 properties in 2014 that are included in discontinued operations.  The following table provides a summary of revenues and expenses from properties included in discontinued operations prior to the newly-adopted guidance for reporting discontinued operations (Note 1) (in thousands):

	Three Months	Six Months
	Ended June 30, 2014
Revenues	$11,513	$25,583
Expenses:
Operating expenses	2,962	7,011
Impairment charges	—	8,512
Interest, net	2,993	6,507
Depreciation and amortization	4,700	10,378
	10,655	32,408
Income (loss) from discontinued operations	858	(6,825)
Gain on disposition of real estate, net of tax	6,487	17,182
Income from discontinued operations	$7,345	$10,357

13.	Earnings Per Share

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Numerators – Basic and Diluted
Continuing Operations:
Income (loss) from continuing operations	$7,780	$68,078	$(260,228)	$47,777
Plus: Gain on disposition of real estate	11,267	1,472	36,361	383
Plus: Income attributable to non-controlling interests	(449)	(347)	(1,322)	(501)
Less: Write-off of preferred share original issuance costs	—	(1,943)	—	(1,943)
Less: Preferred dividends	(5,594)	(6,259)	(11,188)	(12,867)
Less: Earnings attributable to unvested shares and operating partnership units	(420)	(464)	(868)	(777)
Income (loss) from continuing operations	12,584	60,537	(237,245)	32,072
Discontinued Operations:
Income from discontinued operations	—	7,345	—	10,357
Plus: (Income) loss attributable to non-controlling interests	—	(531)	—	1,361
Net income (loss) attributable to common shareholders after allocation to participating securities	$12,584	$67,351	$(237,245)	$43,790
Denominators – Number of Shares
Basic—Average shares outstanding	360,073	357,812	359,914	357,717
Effect of dilutive securities:
Senior convertible notes	3,631	—	—	—
Stock options	443	483	—	459
Diluted—Average shares outstanding	364,147	358,295	359,914	358,176
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.17	$(0.66)	$0.09
Income from discontinued operations attributable to common shareholders	—	0.02	—	0.03
Net income (loss) attributable to common shareholders	$0.03	$0.19	$(0.66)	$0.12
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.17	$(0.66)	$0.09
Income from discontinued operations attributable to common shareholders	—	0.02	—	0.03
Net income (loss) attributable to common shareholders	$0.03	$0.19	$(0.66)	$0.12

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

The Company’s senior convertible notes due 2040 were not included in the computation of diluted EPS for the six months ended June 30, 2015, due to the Company’s loss from continuing operations and for the three and six months ended June 30, 2014, because the Company’s common share priced did not exceed the conversion price in these periods.  The senior convertible notes due 2040 are considered a dilutive security for the computation of diluted EPS for the three months ended June 30, 2015 because the average price of the Company’s stock for the quarter ended exceeded the conversion price at June 30, 2015.  In accordance with the terms specified in the governing documents, the senior convertible notes are convertible into common shares of the Company during the subsequent quarter if the Company’s trading price exceeds 125% of the conversion rate ($14.59 at June 30, 2015), for at least 20 trading days (whether consecutive or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter.  These notes were not convertible at June 30, 2015.

•

Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the three and six months ended June 30, 2015 and 2014 because the calculation was anti-dilutive.

•

At June 30, 2015 and 2014, the Company had 1,441,890 OP Units outstanding (Note 15).  The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Common share dividends declared per share	$0.1725	$0.155	$0.345	$0.310

14.	Segment Information

At June 30, 2015, the Company had two reportable operating segments:  shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations in 2014 (Note 12) (in thousands):

	Three Months Ended June 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,283	$40		$257,323
Operating expenses	(73,809)	(17)		(73,826)
Net operating income	183,474	23		183,497
Depreciation and amortization	(99,300)			(99,300)
Interest income		7,211		7,211
Other income (expense), net			$2,368	2,368
Unallocated expenses(A)			(81,131)	(81,131)
Equity in net income of joint ventures	1,642			1,642
Loss on sale and change in control of interests, net	(6,507)			(6,507)
Income from continuing operations				$7,780

	Three Months Ended June 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$241,949	$91		$242,040
Operating expenses(B)	(83,416)	(1)		(83,417)
Net operating income	158,533	90		158,623
Depreciation and amortization	(95,203)			(95,203)
Interest income		3,158		3,158
Other income (expense), net			$(4,100)	(4,100)
Unallocated expenses(A)			(79,361)	(79,361)
Equity in net income of joint ventures	964		167	1,131
Gain on sale and change in control of interests, net	83,830			83,830
Income from continuing operations				$68,078

	Six Months Ended June 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$516,053	$95		$516,148
Operating expenses(B)	(429,166)	(36)		(429,202)
Net operating income	86,887	59		86,946
Depreciation and amortization	(202,315)			(202,315)
Interest income		14,372		14,372
Other income (expense), net			$(1,060)	(1,060)
Unallocated expenses(A)			(167,646)	(167,646)
Equity in net income of joint ventures	1,703			1,703
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(260,228)
As of June 30, 2015:
Total gross real estate assets	$10,180,374			$10,180,374
Notes receivable, net(C)		$355,911	$(308,607)	$47,304

	Six Months Ended June 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$483,425	$127		$483,552
Operating expenses(B)	(156,258)	(51)		(156,309)
Net operating income	327,167	76		327,243
Depreciation and amortization	(198,823)			(198,823)
Interest income		6,286		6,286
Other income (expense), net			$(8,283)	(8,283)
Unallocated expenses(A)			(159,997)	(159,997)
Equity in net income of joint ventures	6,135		486	6,621
Impairment of joint venture investments	(9,100)			(9,100)
Gain on sale and change in control of interests, net	83,830			83,830
Income from continuing operations				$47,777
As of June 30, 2014:
Total gross real estate assets	$10,352,011			$10,352,011
Notes receivable, net(C)		$125,173	$(66,310)	$58,863

(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the consolidated statements of operations.

(B)	Includes impairment charges of $14.3 million for the three months ended June 30, 2014, and $279.0 million and $16.7 million for the six months ended June 30, 2015 and 2014, respectively.

(C)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

15.	Subsequent Events

In July 2015, 1,043,189 OP Units were converted into an equivalent number of common shares of the Company.  This transaction was treated as a purchase of a non-controlling interest.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of June 30, 2015, the Company’s portfolio consisted of 401 shopping centers (including 185 shopping centers owned through joint ventures).  These properties consist of 387 shopping centers owned in the United States and 14 in Puerto Rico.  At June 30, 2015, the Company owned and managed more than 118 million total square feet of gross leasable area (“GLA”).

For the six months ended June 30, 2015, net loss attributable to common shareholders increased compared to the prior-year, primarily due to a greater amount of impairment charges recorded in 2015.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$13,004	$67,815	$(236,377)	$44,567
FFO attributable to common shareholders	$105,039	$82,126	$118,242	$167,938
Operating FFO attributable to common shareholders	$111,396	$101,263	$218,529	$201,973
Earnings per share – Diluted	$0.03	$0.19	$(0.66)	$0.12

Second Quarter 2015 Operating Results

During the first six months of 2015, the Company continued to pursue opportunities to position itself for long-term growth while lowering the Company’s risk profile and cost of capital.  In the first quarter of 2015, a new senior leadership team was put in place as the Company named a new chief executive officer as well as a new chief financial officer.  Although the overall Company strategy has not changed, as a result of a combination of continual recycling of assets and the overall favorable asset disposition environment, the new senior management determined to accelerate the portfolio quality improvement initiative and potentially achieve lower leverage more quickly.  Management expects to achieve these goals through the acceleration of asset sales not considered to have long-term growth potential, as well as the re-evaluation of the targeted risk/return criteria for investing in development/redevelopments and new acquisitions of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”).  As a result, the Company recorded $279.0 million in impairment charges in the first quarter related to 25 operating shopping centers and five parcels of land previously held for development.  The impairments were triggered by the acceleration of the disposition plans for the operating assets as well as the decision to no longer pursue any potential development related to the land parcels.

Significant second quarter 2015 transactional activity included the following:

●	Amended its primary $750 million Unsecured Revolving Credit Facility and entered into a new $400 million unsecured term loan;
●	Acquired two Prime power centers and an adjoining outparcel for an aggregate of $110.9 million and
●	Completed the disposition of $101.8 million of assets, of which DDR’s pro-rata share of the proceeds was $60.2 million.

The Company continued its trend of consistent internal growth and strong operating performance in the first half of 2015, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates, an occupancy rate maintained above 93% and the achievement of double-digit rental spreads on new leases.

●

The Company leased approximately 2.9 million square feet in the second quarter of 2015, including 146 new leases and 223 renewals for a total of 369 leases.  At June 30, 2015, remaining 2015 lease expirations aggregated approximately 1.8 million square feet of GLA as compared to 5.1 million square feet of GLA as of December 31, 2014.  The remaining 1.8 million square feet represents approximately 38% of total annualized base rent of 2015 expiring leases as of December 31, 2014.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.09 at June 30, 2015, as compared to $13.50 at June 30, 2014.
●	The aggregate occupancy of the Company’s operating shopping center portfolio was 92.8% at both June 30, 2015 and 2014.
●

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2014, the Company had 887 leases expiring in 2015, with an average base rent per square foot of $15.56.  For the comparable leases executed in the second quarter of 2015, the Company generated positive leasing spreads on a pro rata basis of 25.4% for new leases and 7.2% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

For new leases executed during the second quarter of 2015, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $5.28 per rentable square foot over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

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

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2015	2014	$ Change
Base and percentage rental revenues	$180,735	$170,019	$10,716
Recoveries from tenants	62,021	56,031	5,990
Fee and other income	14,567	15,990	(1,423)
Total revenues	$257,323	$242,040	$15,283

	Six Months
	Ended June 30,
	2015	2014	$ Change
Base and percentage rental revenues(A)	$362,817	$337,847	$24,970
Recoveries from tenants(B)	126,101	113,831	12,270
Fee and other income(C)	27,230	31,874	(4,644)
Total revenues	$516,148	$483,552	$32,596

(A)	The increase was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$23.8
Comparable Portfolio Properties	4.1
Development or redevelopment properties	1.1
Disposition of shopping centers in 2015	(3.6)
Straight-line rents	(0.4)
Total	$25.0

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio June 30,		Wholly-Owned Shopping Centers(1) June 30,		Joint Venture Shopping Centers June 30,
	2015	2014	2015	2014	2015	2014
Centers owned	401	390	216	235	185	155
Aggregate occupancy rate	92.8%	92.8%	93.2%	93.0%	92.1%	92.3%
Average annualized base rent per occupied square foot(2)	$14.09	$13.50	$14.45	$13.79	$13.47	$12.90

(1)

For the six months ended June 30, 2015 and 2014, the Comparable Portfolio Properties’ aggregate occupancy rate was 93.5% and 93.1%, respectively, and the average annualized base rent per occupied square foot was $14.41 and $13.73, respectively.

(2)

The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the net impact of acquired properties and dispositions.  Recoveries from tenants for assets owned by the Company as of June 30, 2015, on a blended basis, were approximately 91.2% and 91.1% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2015 and 2014, respectively.

(C)	Composed of the following (in millions):

	Six Months
	Ended June 30,
	2015	2014	$ Change
Management, development and other fee income	$16.5	$16.1	$0.4
Ancillary and other property income(1)	8.8	12.1	(3.3)
Lease termination fees	1.6	3.3	(1.7)
Other	0.3	0.4	(0.1)
	$27.2	$31.9	$(4.7)

(1)

Decrease primarily is due to the termination of the Company’s operating agreement with certain entertainment operations at a property under redevelopment.  After deducting the related operating expenses associated with the operating agreement, the impact of the termination on the Company’s results was immaterial.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2015	2014	$ Change
Operating and maintenance	$36,029	$33,990	$2,039
Real estate taxes	37,797	35,085	2,712
Impairment charges	—	14,342	(14,342)
General and administrative	19,271	19,085	186
Depreciation and amortization	99,300	95,203	4,097
	$192,397	$197,705	$(5,308)

	Six Months
	Ended June 30,
	2015	2014	$ Change
Operating and maintenance(A)	$74,755	$70,577	$4,178
Real estate taxes(A)	75,426	69,061	6,365
Impairment charges(B)	279,021	16,671	262,350
General and administrative(C)	37,866	39,338	(1,472)
Depreciation and amortization(A)	202,315	198,823	3,492
	$669,383	$394,470	$274,913

(A)	The changes for the six months ended June 30, 2015, compared to the comparable period in 2014, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$5.0	$5.0	$21.1
Comparable Portfolio Properties	1.9	1.9	(10.4)
Development or redevelopment properties	(2.3)	0.2	(4.9)
Disposition of shopping centers in 2015	(0.4)	(0.7)	(2.3)
	$4.2	$6.4	$3.5

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets fully amortized in 2014.  The decrease in development or redevelopment properties was attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets in 2014.

(B)

Higher impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development, which management identified at March 31, 2015, as disposal candidates over the following 12- to 24-month period.

(C)

General and administrative expenses were approximately 4.8% and 5.0% of the total revenues of the Company’s portfolio for the six months ended June 30, 2015 and 2014, respectively.  The decrease in expense primarily was due to the change in the Company’s executive structure in the first quarter of 2015 as well as lower travel and advertising expenses.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2015	2014	$ Change
Interest income	$7,211	$3,158	$4,053
Interest expense	(61,287)	(59,634)	(1,653)
Other income (expense), net	2,368	(4,100)	6,468
	$(51,708)	$(60,576)	$8,868

	Six Months
	Ended June 30,
	2015	2014	$ Change
Interest income(A)	$14,372	$6,286	$8,086
Interest expense(B)	(124,307)	(119,332)	(4,975)
Other income (expense), net(C)	(1,060)	(8,283)	7,223
	$(110,995)	$(121,329)	$10,334

(A)

The weighted-average interest rate of loan receivables reflected in interest income, including loans to affiliates, was 8.5% and 9.4% at June 30, 2015 and 2014, respectively.  The increase in the amount of interest income recognized in the first six months of 2015 primarily is due to the approximate $300 million preferred equity investment with an 8.5% annual interest rate in an unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) that was funded in the fourth quarter of 2014, as compared to the approximate $70 million in preferred equity investments with annual interest rates ranging from 9.0% to 10.0%with Blackstone outstanding in 2014.

(B)	The weighted-average debt outstanding and related weighted-average interest rate for all properties, are as follows:

	Six Months
	Ended June 30,
	2015	2014
Weighted-average debt outstanding (in billions)	$5.3	$5.3
Weighted-average interest rate	5.0%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and deferred financing costs) at June 30, 2015 and 2014 was 4.4% and 4.7%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively, as compared to $2.2 million and $4.0 million for the comparable periods in 2014.

For the three and six months ended June 30, 2014, $3.0 million and $6.5 million, respectively, of interest expense was classified as discontinued operations.  As a result, when this amount is appropriately considered in the year-over-year comparison, the change in interest expense was immaterial.

(C)	Other income (expense) was composed of the following (in millions):

	Six Months
	Ended June 30,
	2015	2014
Transaction and other (expense) income, net	$(0.2)	$(7.3)
Litigation-related expenses	—	(1.0)
Debt extinguishment costs, net	(0.9)	—
	$(1.1)	$(8.3)

Other Items (in thousands)

	Three Months
	Ended June 30,
	2015	2014	$ Change
Equity in net income of joint ventures	$1,642	$1,131	$511
(Loss) gain on sale and change in control of interests, net	(6,507)	83,830	(90,337)
Tax expense of taxable REIT subsidiaries and state franchise and income Taxes	(573)	(642)	69

	Six Months
	Ended June 30,
	2015	2014	$ Change
Equity in net income of joint ventures(A)	$1,703	$6,621	$(4,918)
Impairment of joint venture investments(B)	—	(9,100)	9,100
Gain on sale and change in control of interests, net(C)	7,772	83,830	(76,058)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(5,473)	(1,327)	(4,146)

(A)

The decrease in equity in net income of joint ventures for the six months ended June 30, 2015, compared to the prior-year period, primarily was a result of the sale of joint venture investments in 2014 and 2015.  This decrease was partially offset by the impact of the Company’s investment in a joint venture with Blackstone in the fourth quarter of 2014.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s condensed consolidated financial statements included herein.

(C)

In the second quarter of 2015, the loss on sale related to the Company’s sale of its 50% investment in a property management company to its joint venture partner.  In the first quarter of 2015, the gain on change in control recorded related to the final dissolution of the Company’s joint venture with the Coventry II Fund.  As part of the final settlement with Coventry, the Company acquired one asset and recorded an aggregate net gain related to the difference between the fair value of the asset acquired and the carrying value of the Company’s equity investment in the joint venture.  In 2014, the activity related to the gain associated with the Company’s sale of its 50% interest in Sonae Sierra Brasil, S.A.

(D)

The increase in income tax expense primarily is a result of a tax restructuring completed in the first quarter of 2015 related to the Company’s assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code.  This election permitted the Company to step-up its tax basis in the 14 Puerto Rican assets, reduce its effective tax rate from 39% to 10% on operational activity and reduce any future capital gains tax related to those assets.

Disposition of Real Estate and Discontinued Operations, Non-Controlling Interests and Net (Loss) Income (in thousands)

	Three Months
	Ended June 30,
	2015	2014	$ Change
Income from discontinued operations	N/A	$7,345	$(7,345)
Gain on disposition of real estate, net	$11,267	1,472	9,795
Income attributable to non-controlling interests, net	(449)	(878)	429
Net income attributable to DDR	18,598	76,017	(57,419)

	Six Months
	Ended June 30,
	2015	2014	$ Change
Income from discontinued operations(A)	N/A	$10,357	$(10,357)
Gain on disposition of real estate, net(B)	$36,361	383	35,978
(Income) loss attributable to non-controlling interests, net(C)	(1,322)	860	(2,182)
Net (loss) income attributable to DDR(D)	(225,189)	59,377	(284,566)

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

(C)

Change in non-controlling interests for the six months ended June 30, 2015, compared to the prior-year comparable period, primarily was the result of the sale of one asset in the first quarter of 2014.

(D)

The increase in net loss attributable to DDR for the six months ended June 30, 2015, compared to the prior year comparable period, primarily was due to a greater amount of impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three Months
	Ended June 30,
	2015	2014	$ Change
FFO attributable to common shareholders	$105.0	$82.2	$22.8
Operating FFO attributable to common shareholders	111.4	101.3	10.1

	Six Months
	Ended June 30,
	2015	2014	$ Change
FFO attributable to common shareholders(A)	$118.2	$168.0	$(49.8)
Operating FFO attributable to common shareholders(B)	218.5	202.0	16.5

(A)	The decrease in FFO for the six months ended June 30, 2015, as compared to the comparable period in 2014, primarily was due to an increase in impairment charges of non-depreciable assets.

(B)

The increase in Operating FFO for the six months ended June 30, 2015, as compared to the comparable period in 2014, primarily was due to the impact of Prime power center acquisitions as well as organic growth and continued lease up within the portfolio.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$13.0	$67.8	$(236.4)	$44.6
Depreciation and amortization of real estate investments	97.2	97.7	198.1	204.7
Equity in net income of joint ventures	(1.6)	(1.1)	(1.7)	(6.6)
Joint ventures' FFO(A)	7.5	7.4	14.5	16.1
Non-controlling interests (OP Units)	0.2	0.2	0.5	0.3
Impairment of depreciable real estate assets	—	1.1	179.7	11.5
Gain on disposition of depreciable real estate	(11.3)	(90.9)	(36.5)	(102.6)
FFO attributable to common shareholders	105.0	82.2	118.2	168.0
Non-operating items, net(B)	6.4	19.1	100.3	34.0
Operating FFO attributable to common shareholders	$111.4	$101.3	$218.5	$202.0

(A)

At June 30, 2015 and 2014, the Company had an economic investment in unconsolidated joint venture interests related to 184 and 154 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to unconsolidated joint ventures	$(2.0)	$(6.3)	$(14.0)	$1.4
Depreciation and amortization of real estate investments	51.5	38.2	108.2	82.4
Impairment of depreciable real estate assets	—	0.6	0.4	0.6
Loss (gain) on disposition of depreciable real estate, net	1.4	(1.9)	1.6	(23.4)
FFO	$50.9	$30.6	$96.2	$61.0
FFO at DDR's ownership interests	$7.5	$7.4	$14.5	$16.1
Operating FFO at DDR's ownership interests(B)	$7.5	$7.2	$14.5	$16.3

Other Data:
Straight-line rental revenue	$1.0	$1.2	$2.0	$2.1
DDR's proportionate share	—	0.3	—	0.5

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three and six months ended June 30, 2015 and 2014 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Impairment charges – non-depreciable assets	$—	$13.2	$99.3	$22.8
Executive separations charges	1.7	—	2.3	—
Other (income) expense, net(A)	(1.9)	4.5	1.5	9.3
Equity in net (income) loss of joint ventures – currency adjustments and debt extinguishment costs	—	(0.2)	—	0.1
Loss (gain) on sale and change in control of interests, net	6.5	—	(7.8)	—
Tax expense (primarily Puerto Rico restructuring)	—	—	4.4	—
Loss (gain) on disposition of non-depreciable real estate, net	0.1	(0.3)	0.6	(0.1)
Write-off of preferred share original issuance costs	—	1.9	—	1.9
Total adjustments from FFO to Operating FFO	6.4	19.1	100.3	34.0
FFO attributable to common shareholders	105.0	82.2	118.2	168.0
Operating FFO attributable to common shareholders	$111.4	$101.3	$218.5	$202.0

(A)	Amounts included in other income/expense as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Transaction and other (income) expense, net	$0.5	$3.8	$0.6	$8.4
Litigation-related expenses	—	0.7	—	0.9
Debt extinguishment (gain) costs, net	(2.4)	—	0.9	—
	$(1.9)	$4.5	$1.5	$9.3

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons, including to further strengthen the financial position of the Company.  In the first six months of 2015, the Company continued to strategically allocate cash flow from operating and financing activities.  The Company also completed a public debt offering and amended the Revolving Credit Facilities in order to strengthen its balance sheet, finance strategic investments and improve its financial flexibility.

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

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of June 30, 2015, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2015 and beyond.

In certain circumstances, if other debt of the Company has been accelerated then the Company’s credit facilities could be accelerated.  Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations.  These facts, and an inability to predict future economic conditions, have led the Company to continue to strengthen its focus on lowering its balance sheet risk and increasing financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at June 30, 2015 (in millions):

Cash and cash equivalents	$25.3
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(241.5)
Letters of credit	(1.1)
Borrowing capacity available	$557.4

The Company has a $250 million continuous equity program.  At July 31, 2015, the Company had $234.6 million available for the future issuance of common shares.

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

At June 30, 2015, the Company’s 2015 debt maturities consisted of $350.0 million of convertible unsecured notes and $175.0 million of consolidated mortgage debt.  As of August 3, 2015, only $0.2 million of the consolidated mortgage debt remained outstanding.  The Company expects to fund the convertible debt maturity from one or more public debt offerings, utilization of its Revolving Credit Facilities and/or cash flow from operations.  No assurance can be provided that this obligation will be refinanced or repaid as currently anticipated.

Management believes the scheduled debt maturities are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturities with the goal of executing a strategy to extend debt duration, lower leverage, increase liquidity and improve the Company’s credit ratings with the objective of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures do not have any mortgage debt maturing until December 2016.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on preferred and common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2015	2014
Cash flow provided by operating activities	$208,873	$201,050
Cash flow (used for) provided by investing activities	(63,656)	261,908
Cash flow used for financing activities	(141,050)	(190,280)

Operating Activities:  The change in cash flow from operating activities for the six months ended June 30, 2015, as compared to the comparable period in 2014, primarily was due to an increase in cash flow from those assets acquired in 2014 from the date of acquisition.

Investing Activities:  The change in cash flow from investing activities for the six months ended June 30, 2015, as compared to the comparable period in 2014, primarily was due to a reduction in proceeds from the disposition of real estate investments because 2014 included the Company’s sale of its joint venture investment in Brazil.

Financing Activities:  The change in cash flow from financing activities for the six months ended June 30, 2015, as compared to the comparable period in 2014, primarily was due to the issuance of senior notes and unsecured debt in 2015, of which the proceeds are reflected as repayment of debt, as well as an increase in the quarterly dividend payment, offset by the redemption of the preferred shares in 2014.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $135.7 million for the six months ended June 30, 2015, as compared to $124.1 million for the same period in 2014.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company during the first half of 2015.

The Company declared a quarterly dividend of $0.1725 per common share for the first and second quarters of 2015.  The Board of Directors of the Company will continue to monitor the 2015 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

Acquisitions

During the six months ended June 30, 2015, the Company acquired three Prime assets (Orange County, California; Orlando, Florida and Houston, Texas) and an adjoining outparcel with a combined GLA of 0.8 million square feet for a gross purchase price of $160.1 million.  The asset in Orange County, California, was acquired in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.

Dispositions

During the six months ended June 30, 2015, the Company sold 13 shopping center properties, aggregating 1.5 million square feet, and three land parcels, for an aggregate sales price of $161.3 million.  The Company recorded a net gain of $36.4 million. In addition, one of the Company’s unconsolidated joint ventures sold four assets generating gross proceeds of $48.2 million, of which the Company’s proportionate share was $2.4 million.

As discussed above, a part of the Company’s portfolio management strategy is to recycle capital from lower quality, lower growth assets into the acquisition of higher quality assets with long-term growth potential.  In March 2015, the Company’s new senior management team completed an extensive review of the entire portfolio and evaluated potential sale opportunities taking into account the long-term growth prospects of assets being considered for sale, the use of sale proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  As a result of that review, in the first quarter of 2015, the Company recorded an aggregate impairment charge of $179.7 million related to 25 operating shopping centers. The Company expects these assets will be marketed for sale in the near term and are no longer considered as long-term holds.

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

The Company’s consolidated land holdings are classified in two separate line items on the consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At June 30, 2015, the $2.2 billion of Land classified on the Company’s balance sheet primarily consisted of land that is part of its operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the operating shopping center properties.  Approximately 153 acres of this land, which has a recorded cost basis of approximately $23 million, is available for future development.

Included in Construction in Progress and Land at June 30, 2015, were $90 million of recorded costs related to land held for development for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In March 2015, the Company determined it would no longer pursue the development of certain of these assets.  Rather, the Company plans to market such parcels for sale in the near term.  As a result, the Company recorded an aggregate impairment charge of $99.3 million on five parcels of land in the first quarter of 2015.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, at June 30, 2015, the Company has invested approximately $414 million in various active development and redevelopment projects and expects to bring at least $200 million of investments in service in 2015 on a net basis, after deducting sales proceeds from outlot sales.

At June 30, 2015, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at June 30, 2015
Orlando, Florida (Lee Vista)	2Q16	208	$64	$62	$40
New Haven, Connecticut (Guilford Commons)	4Q15	132	68	68	46
Other Developments	N/A	—	216	178	163
Total		340	$348	$308	$249

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  Major redevelopments could take between 12 and 36 months to reach stabilization.  At June 30, 2015, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2015
Pasadena, California (Paseo Colorado)	2Q18	$144	$10
Long Beach, California (The Pike Outlets)	2Q16	67	34
Cincinnati, Ohio (Sycamore Crossing & Sycamore Plaza)	2Q17	30	2
Chester, Virginia (Bermuda Square)	3Q17	18	10
Bayamon, Puerto Rico (Plaza Del Sol)	1Q17	11	—
Total		$270	$56

For redevelopment assets completed in 2014 and in the first half of 2015, the assets placed in service were completed at approximately $135 cost per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment aggregating $309.2 million at June 30, 2015, with an annual interest rate of 8.5% due from its joint venture with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.2 billion and $2.8 billion at June 30, 2015 and 2014, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

FINANCING ACTIVITIES

In April 2015, the Company amended and restated its Revolving Credit Facilities.  The Unsecured Credit Facility maturity date was extended to June 2019, with two six-month borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The PNC unsecured revolving credit facility was amended to reduce the commitment to $50 million and modify certain other terms to conform to the Unsecured Credit Facility.  Also, pricing on the Revolving Credit Facilities was reduced and set at LIBOR plus 100 basis points, a decrease of 15 basis points from the previous rate, and is determined based upon the Company’s credit ratings from Moody's and S&P.

In addition, in April 2015, the Company entered into a new $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent.  The unsecured term loan has a maturity date of April 2017, with three one-year borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The outstanding principal amount under this credit facility may not exceed $600 million.  Pricing on the unsecured term loan was set at LIBOR plus 110 basis points and was determined based upon the Company’s credit ratings from Moody's and S&P.  Proceeds from this loan were used to retire unsecured notes that matured in May 2015 and 2015 secured mortgage maturities.

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025. Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding on the Revolving Credit Facilities.

CAPITALIZATION

At June 30, 2015, the Company’s capitalization consisted of $5.2 billion of debt, $350.0 million of preferred shares and $5.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.46, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2015), resulting in a debt to total market capitalization ratio of 0.47 to 1.0, as compared to the ratio of 0.44 to 1.0 at June 30, 2014.  The closing price of the common shares on the New York Stock Exchange was $17.63 at June 30, 2014.  The Company’s total debt consisted of the following (in billions):

	June 30,
	2015	2014
Fixed-rate debt(A)	$4.4	$4.9
Variable-rate debt	0.8	0.4
	$5.2	$5.3

(A)

Includes $79.3 million and $530.7 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2015 and 2014, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2015, the Company’s 2015 debt maturities consisted of $175.0 million of consolidated mortgage debt, of which $0.2 million remained at August 3, 2015 and $350 million of convertible unsecured notes.  The convertible unsecured notes have an option for the holders of the notes to require the Company to repurchase its notes in whole or in part on specified dates, the first of which is November 15, 2015, upon the fulfillment of certain conditions.  Further, the holders may convert their notes prior to the stated redemption dates under certain circumstances including if the closing sale price of the Company’s stock is greater than 125% of the conversion rate ($14.59 at June 30, 2015) for 20 trading days in the period of 30 consecutive trading days ending on the last day of the fiscal quarter.  These notes were not convertible at June 30, 2015.  Upon conversion of the notes, the Company will pay cash up to the principal amount of the note and, to the extent that the conversion value exceeds the principal amount of the note, cash, common shares or a combination thereof (at the Company’s election) for the remainder.  In addition, the Company has the option to repay the notes on or after November 20, 2015, in whole or in part, for cash at 100% of the principal amount of the notes.  The Company expects to fund repayments, if any, from public debt offerings, utilization of its Revolving Credit Facilities and/or cash flow from operations.  No assurance can be provided that this obligation will be refinanced or repaid as currently anticipated.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $55.2 million for its consolidated properties at June 30, 2015.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At June 30, 2015, the Company had letters of credit outstanding of $37.5 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2015, the Company had purchase order obligations, typically payable within one year, aggregating approximately $8.9 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for 2015 and 2016.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was over five million square feet of space for new leases and renewals for the first six months of 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants exceeding 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%; Walmart at 3.3% and Bed Bath & Beyond at 3.1%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been rapidly growing their omnichannel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at June 30, 2015, as evidenced by the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended).

The Company owns 14 shopping malls on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.5% of both the Company’s annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues and 5.5% of Company-owned GLA at June 30, 2015.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations, and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 92.8% at both June 30, 2015 and 2014.

The total portfolio average annualized base rent per occupied square foot was $14.09 at June 30, 2015, as compared to $13.91 at December 31, 2014, and $13.50 at June 30, 2014.  The Company continues to sign new leases at rental rates that have reflected consistent annual growth. The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime Assets with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the second quarter of 2015 was approximately $5.28 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2015				December 31, 2014
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt (A)	$4,420.1	4.5	5.0%	84.0%	$4,806.5	3.9	5.1%	91.8%
Variable-Rate Debt (A)	$840.1	2.7	1.3%	16.0%	$428.2	2.9	1.5%	8.2%

(A)	Adjusted to reflect the $79.3 million and $530.0 million of variable-rate debt that LIBOR was swapped to a fixed rate of 2.8% and 1.3% at June 30, 2015 and December 31, 2014, respectively.

The Company’s unconsolidated joint ventures’ indebtedness is summarized as follows:

	June 30, 2015				December 31, 2014
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt (A)	$2,079.9	$352.4	2.9	5.3%	$2,215.4	$379.5	3.4	5.3%
Variable-Rate Debt (A)	$1,167.4	$99.7	2.3	1.8%	$1,337.4	$124.0	1.9	3.0%

(A)	Adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to a fixed rate of 1.9% at June 30, 2015 and December 31, 2014.

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At June 30, 2015 and December 31, 2014, the interest rate on the Company’s $79.3 million and $530.0 million consolidated floating rate debt, respectively, was swapped to fixed rates.  At June 30, 2015 and December 31, 2014, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $79.3 million and $530.0 million of variable-rate debt that was swapped to a fixed rate at June 30, 2015 and December 31, 2014, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at June 30, 2015 and December 31, 2014, is summarized as follows (in millions):

	June 30, 2015					December 31, 2014
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,420.1	$4,666.4	(A)	$4,496.5	(B)	$4,806.5	$5,108.4	(A)	$4,944.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$352.4	$367.0		$357.7		$379.5	$398.2		$386.6

(A)	Includes the fair value of Swaps, which was a liability of $3.4 million and $4.3 million, net, at June 30, 2015 and December 31, 2014, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $1.7 million at June 30, 2015, and an asset of $8.8 million, net, at December 31, 2014.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2015, would result in an increase in interest expense of approximately $4.2 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2015.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2015, the Company had no other material exposure to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
April 1–30, 2015	16,685	$18.51	—	—
May 1–31, 2015	—	—	—	—
June 1–30, 2015	10,903	15.46	—	—
Total	27,588	$17.30	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Amended and Restated Credit Agreement, dated as of April 23, 2015, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

4.2

Second Amendment to Second Amended and Restated Secured Term Loan Agreement, dated as of April 23, 2015, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014, (iv) Consolidated Statement of Equity for the Six Months Ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 5, 2015

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.1	Amended and Restated Credit Agreement, dated as of April 23, 2015, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)

4	4.2

Second Amendment to Second Amended and Restated Secured Term Loan Agreement, dated as of April 23, 2015, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent

			Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)

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