Form 10-Q
period 2015-09-30
DDR CORP
filed 2015-11-04
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, the registrant had 362,129,766 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Land	$2,187,720	$2,208,468
Buildings	6,931,911	7,087,040
Fixtures and tenant improvements	709,548	645,035
	9,829,179	9,940,543
Less: Accumulated depreciation	(2,038,635)	(1,909,585)
	7,790,544	8,030,958
Construction in progress and land	326,196	395,242
Total real estate assets, net	8,116,740	8,426,200
Investments in and advances to joint ventures	393,520	414,848
Cash and cash equivalents	21,040	20,937
Restricted cash	41,920	11,375
Accounts receivable, net	131,209	132,661
Notes receivable, net	47,430	56,245
Deferred charges, less accumulated amortization of $41,088 and $38,796, respectively	28,321	28,187
Other assets, net	375,299	451,442
	$9,155,479	$9,541,895
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$3,118,656	$2,765,893
Unsecured term loan	300,000	350,000
Revolving credit facilities	395,000	29,009
	3,813,656	3,144,902
Secured indebtedness:
Secured term loan	200,000	400,000
Mortgage indebtedness	1,209,921	1,689,805
	1,409,921	2,089,805
Total indebtedness	5,223,577	5,234,707
Accounts payable and other liabilities	425,507	448,192
Dividends payable	68,059	61,468
Total liabilities	5,717,143	5,744,367
Commitments and contingencies (Note 9)
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 362,225,819 and 360,711,232 shares issued at September 30, 2015 and December 31, 2014, respectively	36,223	36,071
Paid-in capital	5,467,413	5,438,778
Accumulated distributions in excess of net income	(2,416,655)	(2,047,212)
Deferred compensation obligation	15,516	16,609
Accumulated other comprehensive loss	(6,662)	(7,352)
Less: Common shares in treasury at cost: 1,019,290 and 957,068 shares at September 30, 2015 and December 31, 2014, respectively	(16,039)	(16,646)
Total DDR shareholders' equity	3,429,796	3,770,248
Non-controlling interests	8,540	27,280
Total equity	3,438,336	3,797,528
	$9,155,479	$9,541,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(In thousands, except per share amounts)

(Unaudited)

	2015	2014
Revenues from operations:
Minimum rents	$180,523	$171,893
Percentage and overage rents	835	507
Recoveries from tenants	61,915	58,116
Fee and other income	13,862	14,839
	257,135	245,355
Rental operation expenses:
Operating and maintenance	35,963	36,404
Real estate taxes	37,385	34,981
Impairment charges	—	1,448
General and administrative	17,596	19,540
Depreciation and amortization	97,155	97,270
	188,099	189,643
Other income (expense):
Interest income	7,331	2,652
Interest expense	(58,217)	(56,774)
Other income (expense), net	(240)	(2,758)
	(51,126)	(56,880)
Income (loss) before earnings from equity method investments and other items	17,910	(1,168)
Equity in net income of joint ventures	648	3,620
Gain on sale and change in control of interests, net	—	3,984
Income before tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	18,558	6,436
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(528)	214
Income from continuing operations	18,030	6,650
Income from discontinued operations	—	57,569
Income before gain on disposition of real estate	18,030	64,219
Gain on disposition of real estate, net of tax	41,793	2,262
Net income	$59,823	$66,481
(Income) loss attributable to non-controlling interests, net	(268)	2,125
Net income attributable to DDR	$59,555	$68,606
Preferred dividends	(5,594)	(5,594)
Net income attributable to common shareholders	$53,961	$63,012

Per share data:
Basic earnings per share data:
Income from continuing operations attributable to common shareholders	$0.15	$0.01
Income from discontinued operations attributable to common shareholders	—	0.16
Net income attributable to common shareholders	$0.15	$0.17
Diluted earnings per share data:
Income from continuing operations attributable to common shareholders	$0.15	$0.01
Income from discontinued operations attributable to common shareholders	—	0.16
Net income attributable to common shareholders	$0.15	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(In thousands, except per share amounts)

(Unaudited)

	2015	2014
Revenues from operations:
Minimum rents	$540,583	$507,475
Percentage and overage rents	3,592	2,772
Recoveries from tenants	188,016	171,947
Fee and other income	41,092	46,713
	773,283	728,907
Rental operation expenses:
Operating and maintenance	110,718	106,982
Real estate taxes	112,811	104,042
Impairment charges	279,021	18,119
General and administrative	55,462	58,878
Depreciation and amortization	299,470	296,093
	857,482	584,114
Other income (expense):
Interest income	21,703	8,938
Interest expense	(182,524)	(176,106)
Other income (expense), net	(1,300)	(11,041)
	(162,121)	(178,209)
Loss before earnings from equity method investments and other items	(246,320)	(33,416)
Equity in net income of joint ventures	2,351	10,241
Impairment of joint venture investments	—	(9,100)
Gain on sale and change in control of interests, net	7,772	87,814
(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(236,197)	55,539
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(6,001)	(1,113)
(Loss) income from continuing operations	(242,198)	54,426
Income from discontinued operations	—	67,926
(Loss) income before gain on disposition of real estate	(242,198)	122,352
Gain on disposition of real estate, net of tax	78,154	2,645
Net (loss) income	$(164,044)	$124,997
(Income) loss attributable to non-controlling interests, net	(1,590)	2,985
Net (loss) income attributable to DDR	$(165,634)	$127,982
Write-off of preferred share original issuance costs	—	(1,943)
Preferred dividends	(16,781)	(18,460)
Net (loss) income attributable to common shareholders	$(182,415)	$107,579

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations attributable to common shareholders	$(0.51)	$0.10
Income from discontinued operations attributable to common shareholders	—	0.20
Net (loss) income attributable to common shareholders	$(0.51)	$0.30
Diluted earnings per share data:
(Loss) income from continuing operations attributable to common shareholders	$(0.51)	$0.10
Income from discontinued operations attributable to common shareholders	—	0.20
Net (loss) income attributable to common shareholders	$(0.51)	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,

(In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$59,823	$66,481	$(164,044)	$124,997
Other comprehensive income (loss):
Foreign currency translation	(1,153)	(1,729)	(1,372)	6,654
Reclassification adjustment for foreign currency translation included in net income	—	5,609	—	25,324
Change in fair value of interest-rate contracts	97	2,999	417	535
Change in cash flow hedges reclassed to earnings	172	118	1,001	354
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	—	(840)
Unrealized losses on available-for-sale securities	—	(182)	—	(649)
Total other comprehensive (loss) income	(884)	6,815	46	31,378
Comprehensive income (loss)	$58,939	$73,296	$(163,998)	$156,375
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(268)	2,125	(1,590)	2,985
Foreign currency translation	359	647	644	634
Reclassification adjustment for foreign currency translation included in net income	—	(3,964)	—	(3,964)
Total comprehensive loss (income) attributable to non-controlling interests	91	(1,192)	(946)	(345)
Total comprehensive income (loss) attributable to DDR	$59,030	$72,104	$(164,944)	$156,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands)

(Unaudited)

	DDR Equity

	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2014	$350,000	$36,071	$5,438,778	$(2,047,212)	$16,609	$(7,352)	$(16,646)	$27,280	$3,797,528
Issuance of common shares related to stock plans	—	42	7,018	—	—	—	131	—	7,191
Issuance of restricted stock	—	—	(2,605)	—	761	—	2,797	—	953
Vesting of restricted stock	—	6	3,798	—	(1,854)	—	(2,321)	—	(371)
Stock-based compensation	—	—	2,308	—	—	—	—	—	2,308
Redemption of OP Units	—	104	18,116	—	—	—	—	(18,256)	(36)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,430)	(1,430)
Dividends declared-common shares	—	—	—	(187,028)	—	—	—	—	(187,028)
Dividends declared-preferred shares	—	—	—	(16,781)	—	—	—	—	(16,781)
Comprehensive (loss) income	—	—	—	(165,634)	—	690	—	946	(163,998)
Balance, September 30, 2015	$350,000	$36,223	$5,467,413	$(2,416,655)	$15,516	$(6,662)	$(16,039)	$8,540	$3,438,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(In thousands)

(Unaudited)

	2015	2014
Cash flow from operating activities:
Net (loss) income	$(164,044)	$124,997
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	299,470	310,984
Stock-based compensation	6,415	6,706
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	(6,088)	(3,051)
Accretion of convertible debt discount	8,938	8,476
Equity in net income of joint ventures	(2,351)	(10,241)
Impairment of joint venture investments	—	9,100
Net gain on sale and change in control of interests	(7,772)	(87,814)
Operating cash distributions from joint ventures	5,824	6,358
Realized gain on sale of available-for-sale securities	—	(840)
Gain on disposition of real estate	(78,154)	(76,932)
Impairment charges	279,021	26,996
Change in notes receivable accrued interest	(6,035)	(2,583)
Change in restricted cash	548	9,440
Net change in accounts receivable	(1,689)	319
Net change in accounts payable and accrued expenses	(2,603)	14,387
Net change in other operating assets and liabilities	(30,579)	(20,877)
Total adjustments	464,945	190,428
Net cash flow provided by operating activities	300,901	315,425
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(105,846)	(315,329)
Real estate developed and improvements to operating real estate	(231,963)	(183,999)
Proceeds from disposition of real estate and joint venture interests	293,130	773,445
Equity contributions to joint ventures	(277)	(4,221)
Repayment of joint venture advances, net	—	2,946
Distributions from sale and refinancing of joint venture interests	5,582	9,600
Return of investments in joint ventures	6,533	7,649
Proceeds from sale of available-for-sale securities	—	1,740
Repayment of notes receivable	9,397	341
Change in restricted cash	(31,093)	18,235
Net cash flow (used for) provided by investing activities	(54,537)	310,407
Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	367,371	(4,390)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	491,972	—
Repayment of senior notes	(152,996)	—
Proceeds from mortgages and other debt	300,000	92,063
Repayment of term loans and mortgage debt	(1,047,734)	(434,074)
Payment of debt issuance costs	(4,559)	(699)
Redemption of preferred shares	—	(55,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses	—	11,698
Issuance (repurchase) of common shares in conjunction with equity award plans and dividend reinvestment plan	2,811	(4,161)
Contributions from non-controlling interests	—	93
Distributions to non-controlling interests and redeemable operating partnership units	(6,065)	(3,982)
Dividends paid	(197,218)	(179,229)
Net cash flow used for financing activities	(246,418)	(577,681)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(54)	48,151
Effect of exchange rate changes on cash and cash equivalents	157	(495)
Cash and cash equivalents, beginning of year	20,937	86,664
Cash and cash equivalents, end of period	$21,040	$134,320

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2015	2014
Mortgages assumed from acquisitions	$33.7	$293.3
Issuance of Operating Partnership Units ("OP Units")	—	18.3
Redemption of OP Units	18.3	—
Preferred equity interest and mezzanine loan applied to purchase price of acquired properties	—	51.8
Elimination of a previously held equity interest	1.4	2.8
Reclassification adjustment of foreign currency translation	—	21.4
Accounts payable related to construction in progress	43.9	31.3
Dividends declared	68.1	61.3
Write-off of preferred share original issuance costs	—	1.9

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Management and other fee income	$8.2	$7.6	$24.7	$23.7
Ancillary and other property income	4.7	6.3	13.5	18.4
Lease termination fees	0.7	0.7	2.3	4.1
Other	0.3	0.2	0.6	0.5
Total fee and other income	$13.9	$14.8	$41.1	$46.7

New Accounting Standards Adopted

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a final standard that changed the criteria for determining which disposals are presented as discontinued operations.  The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.”  The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.”  A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations.  Public entities were required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company adopted the standard effective January 1, 2015, and there was no impact to net income in the financial statements for the three months or nine months ended September 30, 2015.  Properties sold prior to January 1, 2015, are not subject to ASU 2014-08 and therefore continue to be classified as discontinued operations using the previous definition.  The adoption resulted in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals remain in Income from Continuing Operations and any associated gains or losses are included in Gain on Disposition of Real Estate.

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

Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  The guidance in ASU 2015-03 is limited to the presentation of debt issuance costs.  Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015, the FASB issued guidance expanding ASU 2015-03.  It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. The new guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years on a retrospective basis.  Early adoption is permitted for financial statements that have not been previously issued.  The Company does not believe ASU 2015-03 will have a material impact on its financial statements.

Business Combinations

In September 2015, FASB issued guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. The guidance is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted. Application of the guidance is prospective. The Company has not determined when it will adopt this guidance, nor what impact the adoption may have on its consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

At September 30, 2015 and December 31, 2014, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 174 and 188 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2015	December 31, 2014
Condensed Combined Balance Sheets
Land	$1,319,519	$1,439,849
Buildings	3,457,212	3,854,585
Fixtures and tenant improvements	183,108	200,696
	4,959,839	5,495,130
Less: Accumulated depreciation	(799,161)	(773,256)
	4,160,678	4,721,874
Land held for development and construction in progress	52,215	55,698
Real estate, net	4,212,893	4,777,572
Cash and restricted cash	62,751	100,812
Receivables, net	52,903	80,508
Other assets	299,625	394,751
	$4,628,172	$5,353,643

Mortgage debt	$3,116,584	$3,552,764
Notes and accrued interest payable to the Company	2,926	144,831
Other liabilities	198,804	276,998
	3,318,314	3,974,593
Redeemable preferred equity	310,763	305,310
Accumulated equity	999,095	1,073,740
	$4,628,172	$5,353,643

Company's share of accumulated equity	$125,103	$122,937
Redeemable preferred equity	310,763	305,310
Basis differentials	(42,803)	(12,954)
Deferred development fees, net of portion related to the Company's interest	(2,469)	(2,562)
Amounts payable to the Company	2,926	2,117
Investments in and Advances to Joint Ventures	$393,520	$414,848

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Condensed Combined Statements of Operations
Revenues from operations	$126,698	$108,334	$397,364	$356,975
Expenses from operations:
Operating expenses	47,676	34,883	147,072	121,884
Impairment charges	—	—	448	600
Depreciation and amortization	49,949	31,435	158,168	107,165
Interest expense	33,202	37,667	107,698	129,514
Other (income) expense, net	589	173	1,173	2,964
	131,416	104,158	414,559	362,127
(Loss) income before tax expense and discontinued operations	(4,718)	4,176	(17,195)	(5,152)
Income tax expense (primarily Sonae Sierra Brasil), net	—	—	—	(6,565)
(Loss) income from continuing operations	(4,718)	4,176	(17,195)	(11,717)
Discontinued operations:
Loss from discontinued operations	—	(12,906)	—	(17,090)
Gain on disposition of real estate, net of tax	—	4,713	—	28,224
Loss before (loss) gain on disposition of real estate, net	(4,718)	(4,017)	(17,195)	(583)
(Loss) gain on disposition of real estate, net	(2,626)	3,833	(4,197)	3,833
Net (loss) income	$(7,344)	$(184)	$(21,392)	$3,250
Income attributable to non-controlling interests	—	—	—	(2,023)
Net (loss) income attributable to unconsolidated joint ventures	$(7,344)	$(184)	$(21,392)	$1,227
Company's share of equity in net income of joint ventures(A)	$336	$3,316	$1,406	$9,483
Basis differential adjustments(B)	312	304	945	758
Equity in net income of joint ventures(A)	$648	$3,620	$2,351	$10,241
(A)	The Company did not record income or loss from those investments in which its investment basis was zero. As of March 13, 2015, the Company no longer had an interest in these assets.
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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Management and other fees	$6.5	$5.9	$19.6	$18.2
Development fees and leasing commissions	1.6	1.4	4.8	4.9
Interest income	6.5	1.7	19.2	5.0

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

Coventry II Fund

Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”).  The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. The Company and the Coventry II Fund entered into various joint ventures to invest in a variety of retail properties that presented opportunities for value creation.  In March 2015, the Company, CREA and the Coventry II Fund finalized a settlement agreement in which the Company acquired Coventry II Fund’s 80% interest in Buena Park Place in Orange County, California (Note 3) and the Company transferred to Coventry II Fund its 20% ownership interest in the 21 remaining assets of the Coventry II Fund investments.  The Company accounted for this transaction as a step acquisition and, as a result, recorded a Gain on Change in Control of Interests of $14.3 million related to the difference between the carrying value of its equity investment and the fair value of the asset acquired.

Management Company Investment

In June 2015, the Company sold its 50% membership interest in a property management company to its joint venture partner and recorded a Loss on Sale and Change in Control of Interests of $6.5 million.

3.	Acquisitions

In the nine months ended September 30, 2015, the Company acquired the following shopping centers (in millions):

Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Orange County, CA(A)	March 2015	$49.2	$33.0
Orlando, FL	April 2015	33.0	—
Houston, TX	June 2015	69.8	—
(A)	Acquired from joint venture partner (Note 2).

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$51,617	N/A
Buildings	97,702	(B)
Tenant improvements	3,834	(B)
In-place leases (including lease origination costs and fair market value of leases)(A)	11,325	7.9
Tenant relations	5,750	11.8
Other assets	1,252	N/A
	171,480
Less: Mortgage debt assumed at fair value	(33,735)	N/A
Less: Below-market leases	(18,191)	17.8
Less: Other liabilities assumed	(1,144)	N/A
Net assets acquired	$118,410
(A)	Includes above-market leases of $0.2 million.
(B)	Depreciated in accordance with the Company’s policy.

Consideration:
Cash (including debt repaid at closing)	$102,730
Gain on Change in Control of Interests	14,279
Carrying value of previously held equity interest	1,401
Total consideration	$118,410

The costs related to the acquisition of these assets were expensed as incurred and included in Other Income (Expense), Net.  Included in the Company’s consolidated statements of operations are $5.8 million and $7.7 million in total revenues from the date of acquisition through September 30, 2015 and 2014, respectively, for the acquired properties.

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the three months ended September 30, 2014, and the nine months ended September 30, 2015 and 2014, as if the acquisition of the interests in the properties acquired in 2015 and 2014 were completed on January 1, 2014.  The Gain on Change in Control of Interests related to the acquisition from an unconsolidated joint venture was adjusted to the assumed acquisition date.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	(Unaudited)	(Unaudited)
	2014	2015	2014
Pro forma revenues	$257,997	$777,417	$772,004
Pro forma income (loss) from continuing operations	$208	$(255,931)	$57,104
Pro forma net income (loss) attributable to common shareholders	$56,570	$(196,148)	$110,257
Basic earnings per share data:
Net income (loss) attributable to common shareholders	$0.16	$(0.55)	$0.30
Diluted earnings per share data:
Net income (loss) attributable to common shareholders	$0.16	$(0.55)	$0.30

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Loans receivable	$46,885	$52,444
Other	545	3,801
	$47,430	$56,245

As of September 30, 2015 and December 31, 2014, the Company had five and six loans receivable outstanding, respectively.  The following table reconciles the loans receivable on real estate for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014
Balance at January 1	$52,444	$72,218
Additions:
Interest	—	810
Accretion of discount	730	689
Deductions:
Payments of principal and interest	(6,289)	(347)
Other	—	(20,550)
Balance at September 30	$46,885	$52,820

At September 30, 2015, the Company had one loan outstanding aggregating $9.8 million that had previously matured and was more than 90 days past due and one loan that was fully reserved in prior periods.  The Company is no longer accruing interest income on these notes as no payments have been received.  The $9.8 million loan has a loan loss reserve of $4.8 million based on the estimated value of the underlying real estate collateral.  No other loans outstanding are past due.

5.	Other Assets

Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Intangible assets:
In-place leases, net	$134,873	$160,351
Above-market leases, net	47,722	57,199
Tenant relations, net	140,551	171,666
Total intangible assets, net(A)	323,146	389,216
Other assets:
Prepaid expenses	21,924	14,456
Other assets(B)	21,829	39,746
Deposits	8,400	8,024
Total other assets, net	$375,299	$451,442
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below- market leases, of $22.6 million and $25.2 million for the three months ended September 30, 2015 and 2014, respectively, and $71.2 million and $79.1 million for the nine months ended September 30, 2015 and 2014, respectively.

(B)

See discussion of deferred tax asset in Note 1.  During the first quarter of 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid an additional $20.2 million as part of an overall tax restructuring.

6.	Revolving Credit Facilities and Term Loans

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) and term loans (in millions):

	Carrying Value at September 30, 2015	Weighted-Average Interest Rate(A) at September 30, 2015	Maturity Date
Unsecured indebtedness:
Unsecured Credit Facility	$385.0	1.2%	June 2019
PNC Facility	10.0	1.2%	June 2019
Unsecured Term Loan	300.0	1.3%	April 2017
Secured indebtedness:
Secured Term Loan	200.0	1.5%	April 2017
(A)	Interest rate on variable-rate debt calculated using the base rate and spreads in effect at September 30, 2015.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was amended in April 2015.  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2015.  The Unsecured Credit Facility also allows for certain foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility was also amended in April 2015 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at September 30, 2015), as defined in the respective facility, or (ii) LIBOR plus a specified spread (1.0% at September 30, 2015).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Services (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”).  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2015.

Unsecured Term Loan

In April 2015, the Company entered into a $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent (the “Unsecured Term Loan”).  The Unsecured Term Loan has a maturity date of April 2017, with three one-year borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The outstanding principal amount under this credit facility may not exceed $600 million. The Unsecured Term Loan bears interest at variable rates based on LIBOR as defined in the loan agreements plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.1% at September 30, 2015).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these covenants at September 30, 2015.

7.	Senior Notes

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025.  Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding under the Revolving Credit Facilities.  Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $1.1 million.  As a result of the repayments on term loans, the Company accelerated amortization of debt extinguishment costs aggregating $3.3 million, which are reflected in other expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2015.

8.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At September 30, 2015, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Liabilities) and marketable equity securities (included in Other Assets), which include investments in the Company’s elective deferred compensation plan as of September 30, 2015 and December 31, 2014.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
September 30, 2015
Derivative Financial Instruments	$—	$(3.3)	$—	$(3.3)
Marketable Securities	$3.1	$—	$—	$3.1
December 31, 2014
Derivative Financial Instruments	$—	$(4.3)	$—	$(4.3)
Marketable Securities	$3.7	$—	$—	$3.7

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $361.3 million and $362.2 million at September 30, 2015 and December 31, 2014, respectively, as compared to the carrying amounts of $358.1 million and $358.2 million, respectively.  The fair value of loans to affiliates has been estimated by management based upon its assessment of the interest rate, credit risk and performance risk.

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

Debt instruments at September 30, 2015 and December 31, 2014, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$3,118,656	$3,276,118	$2,765,893	$3,011,374
Revolving Credit Facilities and Term Loans	895,000	896,899	779,009	786,922
Mortgage Indebtedness	1,209,921	1,239,663	1,689,805	1,741,855
	$5,223,577	$5,412,680	$5,234,707	$5,540,151

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

As of September 30, 2015, the Company had one effective Swap with a notional amount of $78.9 million, expiring in September 2017, which converts variable rate mortgage debt to a fixed rate of 2.8%.  The aggregate fair value of the Swap was a liability of $3.3 million, which is included in other liabilities on the consolidated balance sheet.  As of December 31, 2014, the Company had nine Swaps with an aggregate notional amount of $530.0 million.  The aggregate fair value of the Swaps was a net liability of $4.3 million, which is included in other assets and other liabilities on the consolidated balance sheet.

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects to reflect within the next 12 months, an increase to interest expense (and a corresponding decrease to earnings) of approximately $2.7 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Loss (“OCI”) and is subsequently reclassified into earnings, as interest expense, in the period that the hedged forecasted transaction affects earnings.  The Company is exposed to credit risk in the event of non-performance by the counterparties to the Swaps if the derivative position has a positive balance.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

10.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2014	$(8,485)	$1,133	$(7,352)
Other comprehensive income (loss) before reclassifications	417	(728)	(311)
Change in cash flow hedges reclassed to earnings(A)	1,001	—	1,001
Net current-period other comprehensive income (loss)	1,418	(728)	690
Balance, September 30, 2015	$(7,067)	$405	$(6,662)
(A)

Includes Other Income (Expense), Net of $0.6 million and amortization classified in Interest Expense of $0.5 million, offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s consolidated statement of operations for the nine months ended September 30, 2015, which was previously recognized in Accumulated OCI.

11.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges during the three and nine months ended September 30, 2015 and 2014, based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Assets marketed for sale or assets sold(A)	$—	$—	$179.7	$3.0
Undeveloped land previously held for development(B)	—	1.4	99.3	15.1
Total continuing operations	$—	$1.4	$279.0	$18.1
Sold assets – discontinued operations	—	0.4	—	8.9
Joint venture investments(C)	—	—	—	9.1
Total impairment charges	$—	$1.8	$279.0	$36.1
(A)

In March 2015, the Company’s new senior management team initiated changes in the Company’s investment strategy.  Senior management took steps to accelerate the Company’s portfolio quality improvement initiative, which it intends to accomplish in part through the acceleration of disposition plans of lower quality assets that do not have strong long-term growth profiles.  As a result, in connection with the preparation of the March 31, 2015 Quarterly Report on Form 10-Q, the Company concluded that the assets were impaired.  The Company recorded impairment charges on 25 operating shopping centers that management identified as disposition candidates over the 12 to 24-month period following March 2015.

(B)

Amounts reported in the nine months ended September 30, 2015, primarily related to five parcels of land previously held for future development.  The asset impairments were triggered primarily by the decision made by the Company’s senior management in the first quarter of 2015 to sell the land and no longer consider development.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine months ended September 30, 2015, and the year ended December 31, 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2015
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

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot which is in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
	September 30,	December 31,	Valuation	Unobservable
Description	2015	2014	Technique	Inputs	2015	2014
Impairment of consolidated assets	$33.8	$74.2	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	$287.6	$67.0	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	8%–9%	8%
				Price per Square Foot	$10–$40	N/A
	$51.5	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–14%	N/A
				Terminal Capitalization Rate	8%–10%	N/A
	$34.2	N/A	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A
Impairment of joint venture investments	N/A	$6.4	Discounted Cash Flow	Discount Rate	N/A	15%
				Terminal Capitalization Rate	N/A	6%

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

12.	Disposition of Real Estate and Discontinued Operations

Disposition of Real Estate

During the nine months ended September 30, 2015, the Company sold 22 properties and additional non-income producing assets for total proceeds of $297.3 million.  These sales have not been classified as discontinued operations in the financial statements, as these sales do not represent a strategic shift in the Company’s business plan (Note 1).

Discontinued Operations

The Company sold 35 properties in 2014 that are included in discontinued operations.  The following table provides a summary of revenues and expenses from properties included in discontinued operations prior to the newly-adopted guidance for reporting discontinued operations (Note 1) (in thousands):

	Three Months	Nine Months
	Ended September 30, 2014
Revenues	$10,785	$36,367
Expenses:
Operating expenses	2,773	9,784
Impairment charges	365	8,877
Interest, net	2,670	9,176
Depreciation and amortization	4,513	14,891
	10,321	42,728
Income (loss) from discontinued operations	464	(6,361)
Gain on disposition of real estate, net of tax	57,105	74,287
Income from discontinued operations	$57,569	$67,926

13.	Earnings Per Share

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Numerators – Basic and Diluted
Continuing Operations:
Income (loss) from continuing operations	$18,030	$6,650	$(242,198)	$54,426
Plus: Gain on disposition of real estate	41,793	2,262	78,154	2,645
Plus: (Income) loss attributable to non-controlling interests	(268)	2,125	(1,590)	1,623
Less: Write-off of preferred share original issuance costs	—	—	—	(1,943)
Less: Preferred dividends	(5,594)	(5,594)	(16,781)	(18,460)
Less: Earnings attributable to unvested shares and operating partnership units	(221)	(463)	(1,075)	(1,238)
Income (loss) from continuing operations	53,740	4,980	(183,490)	37,053
Discontinued Operations:
Income from discontinued operations	—	57,569	—	67,926
Plus: Loss attributable to non-controlling interests	—	—	—	1,362
Net income (loss) attributable to common shareholders after allocation to participating securities	$53,740	$62,549	$(183,490)	$106,341
Denominators – Number of Shares
Basic—Average shares outstanding	361,107	358,025	360,341	357,824
Effect of dilutive securities:
Senior convertible notes	2,085	—	—	—
Stock options	379	487	—	468
Diluted—Average shares outstanding	363,571	358,512	360,341	358,292
Basic Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.15	$0.01	$(0.51)	$0.10
Income from discontinued operations attributable to common shareholders	—	0.16	—	0.20
Net income (loss) attributable to common shareholders	$0.15	$0.17	$(0.51)	$0.30
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.15	$0.01	$(0.51)	$0.10
Income from discontinued operations attributable to common shareholders	—	0.16	—	0.20
Net income (loss) attributable to common shareholders	$0.15	$0.17	$(0.51)	$0.30

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

The Company’s senior convertible notes due 2040 (“Convertible Notes”) were not included in the computation of diluted EPS for the nine months ended September 30, 2015, due to the Company’s loss from continuing operations and for the three and nine months ended September 30, 2014, because the Company’s common share price did not exceed the conversion price in these periods.  The Convertible Notes are considered a dilutive security for the computation of diluted EPS for the three months ended September 30, 2015, because the average price of the Company’s stock for the quarter ended exceeded the conversion price at September 30, 2015.  In accordance with the terms specified in the governing documents, the Convertible Notes are convertible into common shares of the Company during the subsequent quarter if the Company’s trading price exceeds 125% of the conversion rate ($14.45 at September 30, 2015), for at least 20 trading days (whether consecutive or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter.  The Convertible Notes were not convertible at September 30, 2015.  In October 2015, the Company

commenced an offer to purchase the Convertible Notes per the terms of such notes and also called for redemption the balance of the outstanding Convertible Notes (Note 15).
•

Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 because the calculation was anti-dilutive.

•

At September 30, 2015 and 2014, the Company had 398,701 and 1,441,890 OP Units outstanding, respectively.  The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Common share dividends declared per share	$0.1725	$0.155	$0.5175	$0.465

Non-controlling Interests

In July 2015, 1,043,189 OP Units were converted into an equivalent number of common shares of the Company.  This transaction was treated as a purchase of a non-controlling interest.

14.	Segment Information

At September 30, 2015, the Company had two reportable operating segments:  shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under the applicable standard.

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations in 2014 (Note 12) (in thousands):

	Three Months Ended September 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,109	$26		$257,135
Rental operation expenses	(73,280)	(68)		(73,348)
Net operating income (loss)	183,829	(42)		183,787
Depreciation and amortization	(97,155)			(97,155)
Interest income		7,331		7,331
Other income (expense), net			$(240)	(240)
Unallocated expenses(A)			(76,341)	(76,341)
Equity in net income of joint ventures	648			648
Income from continuing operations				$18,030

	Three Months Ended September 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$245,319	$36		$245,355
Rental operation expenses	(71,385)	—		(71,385)
Net operating income	173,934	36		173,970
Impairment charges	(1,448)			(1,448)
Depreciation and amortization	(97,270)			(97,270)
Interest income		2,652		2,652
Other income (expense), net			$(2,758)	(2,758)
Unallocated expenses(A)			(76,100)	(76,100)
Equity in net income of joint ventures	3,620			3,620
Gain on sale and change in control of interests, net	3,984			3,984
Income from continuing operations				$6,650

	Nine Months Ended September 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$773,162	$121		$773,283
Rental operation expenses	(223,425)	(104)		(223,529)
Net operating income	549,737	17		549,754
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(299,470)			(299,470)
Interest income		21,703		21,703
Other income (expense), net			$(1,300)	(1,300)
Unallocated expenses(A)			(243,987)	(243,987)
Equity in net income of joint ventures	2,351			2,351
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(242,198)
As of September 30, 2015:
Total gross real estate assets	$10,155,375			$10,155,375
Notes receivable, net(B)		$357,648	$(310,218)	$47,430

	Nine Months Ended September 30, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$728,743	$164		$728,907
Rental operation expenses	(210,973)	(51)		(211,024)
Net operating income	517,770	113		517,883
Impairment charges	(18,119)			(18,119)
Depreciation and amortization	(296,093)			(296,093)
Interest income		8,938		8,938
Other income (expense), net			$(11,041)	(11,041)
Unallocated expenses(A)			(236,097)	(236,097)
Equity in net income of joint ventures	9,755		486	10,241
Impairment of joint venture investments	(9,100)			(9,100)
Gain on sale and change in control of interests, net	87,814			87,814
Income from continuing operations				$54,426
As of September 30, 2014:
Total gross real estate assets	$10,496,860			$10,496,860
Notes receivable, net(B)		$91,455	$(33,810)	$57,645

(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense/Benefit as listed in the consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the consolidated balance sheets.

15.	Subsequent Events

In October 2015, the Company issued $400.0 million aggregate principal amount of 4.25% senior unsecured notes due February 2026.  The Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026, together with cash on hand, to satisfy the cash obligations in connection with the repurchase, redemption or conversion of the $350 million Convertible Notes, as described below.  Furthermore, the Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026 to repay debt under the Unsecured Credit Facility and for general corporate purposes, which may include the repayment of secured and unsecured debt from time to time.

Also in October 2015, the Company commenced an offer to purchase the Convertible Notes for cash in an amount equal to the total aggregate principal amount of the Convertible Notes on November 15, 2015, as required under the terms of the Convertible Notes.  Additionally, the Company called for redemption the balance of the outstanding Convertible Notes, to occur on November 20, 2015.  Calling the Company’s Convertible Notes for redemption triggered a right of conversion for the holders of the Convertible Notes, whereby such holders may require the Company to deliver to them (i) cash in an amount up to the principal amount of Convertible Notes being converted, and (ii) to the extent that the applicable conversion value exceeds the principal amount of the Convertible Notes being converted, such excess amount in cash, common shares or a combination thereof, at the Company’s election.  The Company has elected to satisfy any such excess by delivering common shares.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of September 30, 2015, the Company’s portfolio consisted of 378 shopping centers (including 175 shopping centers owned through joint ventures).  These properties consist of 364 shopping centers owned in the United States and 14 in Puerto Rico.  At September 30, 2015, the Company owned and managed approximately 116 million total square feet of gross leasable area (“GLA”).

For the nine months ended September 30, 2015, net loss attributable to common shareholders increased compared to the prior-year, primarily due to a greater amount of impairment charges recorded in 2015.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$53,961	$63,012	$(182,415)	$107,579
FFO attributable to common shareholders	$113,402	$110,804	$231,645	$278,743
Operating FFO attributable to common shareholders	$113,538	$106,215	$332,068	$308,188
Earnings per share – Diluted	$0.15	$0.17	$(0.51)	$0.30

During the first nine months of 2015, the Company continued to pursue opportunities to position itself for long-term growth while lowering the Company’s risk profile and cost of capital.  In the first quarter of 2015, a new senior leadership team was put in place as the Company named a new chief executive officer as well as a new chief financial officer.  Although the overall Company strategy has not changed, as a result of a combination of continual recycling of assets and the overall favorable asset disposition environment, the new senior management team determined to accelerate the portfolio quality improvement initiative and potentially achieve lower leverage more quickly.  Management expects to achieve these goals through the acceleration of asset sales not considered to have long-term growth potential, as well as the re-evaluation of the targeted risk/return criteria for investing in development/redevelopments and new acquisitions of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”).  As a result, the Company recorded $279.0 million in impairment charges in the first quarter related to 25 operating shopping centers and five parcels of land previously held for development.  The impairments were triggered by the acceleration of the disposition plans for the operating assets as well as the decision to no longer pursue any potential development related to the land parcels.

Third Quarter 2015 Operating Results

Significant third quarter 2015 transactional activity and October financing activity included the following:

●	Completed the disposition of $300.7 million of assets, of which DDR’s pro rata share of the proceeds was $144.2 million;
●	Issued $400.0 million aggregate principal amount of 4.25% unsecured notes due February 2026 and
●	Commenced an offer to purchase and called for redemption the balance of the outstanding $350.0 million aggregate principal amount of 1.75% convertible notes due 2040.

The Company continued its trend of consistent internal growth and strong operating performance in the first nine months of 2015, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates, a strong occupancy rate maintained above 92% and the achievement of double-digit rental spreads on new leases.

●

The Company leased approximately 2.9 million square feet in the third quarter of 2015, including 139 new leases and 243 renewals for a total of 382 leases.  For the nine months ended September 30, 2015, the Company leased approximately 8.4 million square feet, for a total of 1,040 leases.  The Company has addressed substantially all of its 2015 lease expirations.

●

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2014, the Company had 887 leases expiring in 2015, with an average base rent per square foot of $15.56.  For the comparable leases executed in the third quarter of 2015, the Company generated positive leasing spreads on a pro rata basis of 12.3% for new leases and 7.1% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

For new leases executed during the third quarter of 2015, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.95 per rentable square foot over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.23 at September 30, 2015, compared to $13.65 at September 30, 2014.
●	The aggregate occupancy of the Company’s operating shopping center portfolio was 92.8% at both September 30, 2015 and 2014.

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

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2015	2014	$ Change
Base and percentage rental revenues	$181,358	$172,400	$8,958
Recoveries from tenants	61,915	58,116	3,799
Fee and other income	13,862	14,839	(977)
Total revenues	$257,135	$245,355	$11,780

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Base and percentage rental revenues(A)	$544,175	$510,247	$33,928
Recoveries from tenants(B)	188,016	171,947	16,069
Fee and other income(C)	41,092	46,713	(5,621)
Total revenues	$773,283	$728,907	$44,376

(A)	The increase was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$34.3
Comparable Portfolio Properties	7.0
Development or redevelopment properties	1.2
Disposition of shopping centers in 2015	(8.4)
Straight-line rents	(0.2)
Total	$33.9

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Combined Shopping Center Portfolio September 30,		Wholly-Owned Shopping Centers(1) September 30,		Joint Venture Shopping Centers September 30,
	2015	2014	2015	2014	2015	2014
Centers owned	378	385	203	237	175	148
Aggregate occupancy rate	92.8%	92.8%	93.3%	93.4%	92.0%	91.5%
Average annualized base rent per occupied square foot(2)	$14.23	$13.65	$14.63	$14.06	$13.53	$12.70

(1)

For the nine months ended September 30, 2015 and 2014, the Comparable Portfolio Properties’ aggregate occupancy rate was 94.1% and 93.3%, respectively, and the average annualized base rent per occupied square foot was $14.49 and $13.83, respectively.

(2)

The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the net impact of acquired properties and dispositions.  Recoveries from tenants for assets owned by the Company as of September 30, 2015, on a blended basis, were approximately 91.4% and 91.1% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2015 and 2014, respectively.

(C)	Composed of the following (in millions):

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Management, development and other fee income	$24.7	$23.7	$1.0
Ancillary and other property income(1)	13.5	18.4	(4.9)
Lease termination fees	2.3	4.1	(1.8)
Other	0.6	0.5	0.1
	$41.1	$46.7	$(5.6)

(1)

Decrease primarily is due to the termination of the Company’s operating agreement with certain entertainment operations at a property under redevelopment.  After considering the related operating expenses associated with the operating agreement, the impact of the termination on the Company’s results was immaterial.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2015	2014	$ Change
Operating and maintenance	$35,963	$36,404	$(441)
Real estate taxes	37,385	34,981	2,404
Impairment charges	—	1,448	(1,448)
General and administrative	17,596	19,540	(1,944)
Depreciation and amortization	97,155	97,270	(115)
	$188,099	$189,643	$(1,544)

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Operating and maintenance(A)	$110,718	$106,982	$3,736
Real estate taxes(A)	112,811	104,042	8,769
Impairment charges(B)	279,021	18,119	260,902
General and administrative(C)	55,462	58,878	(3,416)
Depreciation and amortization(A)	299,470	296,093	3,377
	$857,482	$584,114	$273,368

(A)	The changes for the nine months ended September 30, 2015, compared to the comparable period in 2014, are due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$6.9	$7.0	$28.7
Comparable Portfolio Properties	1.2	2.7	(13.2)
Development or redevelopment properties	(3.4)	0.5	(7.1)
Disposition of shopping centers in 2015	(1.0)	(1.4)	(5.0)
	$3.7	$8.8	$3.4

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets fully amortized in 2014.  The decrease in development or redevelopment properties was attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets in 2014.

(B)

Higher impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development, which management identified at March 31, 2015, as disposal candidates over the following 12 to 24-month period.

(C)

General and administrative expenses were approximately 4.7% and 5.1% of the total revenues of the Company’s portfolio for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in expense primarily was due to the change in the Company’s executive structure in the first quarter of 2015 as well as lower travel and advertising expenses.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2015	2014	$ Change
Interest income	$7,331	$2,652	$4,679
Interest expense	(58,217)	(56,774)	(1,443)
Other income (expense), net	(240)	(2,758)	2,518
	$(51,126)	$(56,880)	$5,754

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Interest income(A)	$21,703	$8,938	$12,765
Interest expense(B)	(182,524)	(176,106)	(6,418)
Other income (expense), net(C)	(1,300)	(11,041)	9,741
	$(162,121)	$(178,209)	$16,088

(A)

The weighted-average interest rate of loan receivables reflected in interest income, including loans to affiliates, was 8.5% and 9.3% at September 30, 2015 and 2014, respectively.  The increase in the amount of interest income recognized in the first nine months of 2015 primarily is due to the approximate $300 million preferred equity investment with an 8.5% annual interest rate in an unconsolidated joint venture with an affiliate of The Blackstone Group L.P. (“Blackstone”) that was funded in the fourth quarter of 2014, as compared to the approximate $68 million in preferred equity investments with annual interest rates ranging from 9.0% to 10.0% with Blackstone outstanding in 2014.

(B)	The weighted-average debt outstanding and related weighted-average interest rate for all properties, are as follows:

	Nine Months
	Ended September 30,
	2015	2014
Weighted-average debt outstanding (in billions)	$5.3	$5.2
Weighted-average interest rate	4.9%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and deferred financing costs) at September 30, 2015 and 2014 was 4.3% and 4.8%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.9 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $2.7 million and $6.6 million for the comparable periods in 2014.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year-over-year.

The change in interest expense on the year-over-year comparison for the three and nine months ended September 30, primarily is a result of interest expense that was classified as discontinued operations in 2014.  Interest expense reclassified in 2014 was $2.7 million and $9.2 million for the three and nine months ended September 30, 2014, respectively.

(C)	Other income (expense) was composed of the following (in millions):

	Nine Months
	Ended September 30,
	2015	2014
Transaction and other income (expense), net	$(0.4)	$(8.8)
Litigation-related expenses	—	(2.2)
Debt extinguishment costs, net	(0.9)	—
	$(1.3)	$(11.0)

Other Items (in thousands)

	Three Months
	Ended September 30,
	2015	2014	$ Change
Equity in net income of joint ventures	$648	$3,620	$(2,972)
Gain on sale and change in control of interests, net	—	3,984	(3,984)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(528)	214	(742)

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Equity in net income of joint ventures(A)	$2,351	$10,241	$(7,890)
Impairment of joint venture investments(B)	—	(9,100)	9,100
Gain on sale and change in control of interests, net(C)	7,772	87,814	(80,042)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(6,001)	(1,113)	(4,888)

(A)

The decrease in equity in net income of joint ventures for the nine months ended September 30, 2015, compared to the prior-year period, primarily was a result of the sale of joint venture investments in 2014 and 2015 and the related transactional impact.  This decrease was partially offset by the impact of the Company’s investment in a joint venture with Blackstone in the fourth quarter of 2014.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 11, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s condensed consolidated financial statements included herein.

(C)

In 2015, the activity related to the gain on change in control recorded in the first quarter in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund, partially offset by the loss on sale recorded in the second quarter associated with the Company’s disposition of its 50% investment in a property management company to its joint venture partner.  In 2014, the activity related to the gain associated with the Company’s sale of its 50% interest in Sonae Sierra Brasil, S.A. in the second quarter and the acquisition of assets from a joint venture with Blackstone in the third quarter.

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

Disposition of Real Estate and Discontinued Operations, Non-Controlling Interests and Net (Loss) Income (in thousands)

	Three Months
	Ended September 30,
	2015	2014	$ Change
Income from discontinued operations	N/A	$57,569	$(57,569)
Gain on disposition of real estate, net	$41,793	2,262	39,531
(Income) loss attributable to non-controlling interests, net	(268)	2,125	(2,393)
Net income attributable to DDR	59,555	68,606	(9,051)

	Nine Months
	Ended September 30,
	2015	2014	$ Change
Income from discontinued operations(A)	N/A	$67,926	$(67,926)
Gain on disposition of real estate, net(B)	$78,154	2,645	75,509
(Income) loss attributable to non-controlling interests, net(C)	(1,590)	2,985	(4,575)
Net (loss) income attributable to DDR(D)	(165,634)	127,982	(293,616)

(A)

In 2014, the Company sold 35 properties that were classified as discontinued operations in the financial statements.  The assets sales in 2015 do not represent a strategic shift in the Company’s business plan, as more fully described in Note 1, “New Accounting Standards Adopted,” of the Company’s condensed consolidated financial statements included herein.

(B)

The gain on disposition of real estate is more fully described in Note 12, “Disposition of Real Estate and Discontinued Operations,” of the Company’s condensed consolidated financial statements included herein.

(C)

Change in non-controlling interests for the nine months ended September 30, 2015, compared to the prior-year comparable period, primarily was the result of sales in 2014 of land held for development in Russia and one shopping center asset.

(D)

The increase in net loss attributable to DDR for the nine months ended September 30, 2015, compared to the prior-year comparable period, primarily was due to a greater amount of impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods.  Because FFO excludes depreciation and amortization unique to real estate and gains and losses from depreciable property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition, disposition and development activities and interest costs.  This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property and related investments, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments and (iv) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three Months
	Ended September 30,
	2015	2014	$ Change
FFO attributable to common shareholders	$113.4	$110.8	$2.6
Operating FFO attributable to common shareholders	113.5	106.2	7.3

	Nine Months
	Ended September 30,
	2015	2014	$ Change
FFO attributable to common shareholders(A)	$231.7	$278.8	$(47.1)
Operating FFO attributable to common shareholders(B)	332.1	308.2	23.9

(A)	The decrease in FFO for the nine months ended September 30, 2015, compared to the comparable period in 2014, primarily was due to an increase in impairment charges of non-depreciable assets.

(B)

The increase in Operating FFO for the nine months ended September 30, 2015, compared to the comparable period in 2014, primarily was due to the impact of Prime power center acquisitions as well as organic growth and continued lease up within the portfolio.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$54.0	$63.0	$(182.4)	$107.6
Depreciation and amortization of real estate investments	95.1	99.5	293.3	304.3
Equity in net income of joint ventures	(0.7)	(3.6)	(2.3)	(10.2)
Joint ventures' FFO(A)	6.6	8.4	21.1	24.5
Non-controlling interests (OP Units)	0.1	0.2	0.6	0.5
Impairment of depreciable real estate assets	—	0.4	179.7	11.9
Gain on disposition of depreciable real estate	(41.7)	(57.1)	(78.3)	(159.8)
FFO attributable to common shareholders	113.4	110.8	231.7	278.8
Non-operating items, net(B)	0.1	(4.6)	100.4	29.4
Operating FFO attributable to common shareholders	$113.5	$106.2	$332.1	$308.2

(A)

At September 30, 2015 and 2014, the Company had an economic investment in unconsolidated joint venture interests related to 174 and 147 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to unconsolidated joint ventures	$(7.3)	$(0.2)	$(21.4)	$1.2
Depreciation and amortization of real estate investments	49.9	35.5	158.2	118.0
Impairment of depreciable real estate assets	—	11.1	0.4	11.7
Loss (gain) on disposition of depreciable real estate, net	2.6	(8.5)	4.2	(31.9)
FFO	$45.2	$37.9	$141.4	$99.0
FFO at DDR's ownership interests	$6.6	$8.4	$21.1	$24.5
Operating FFO at DDR's ownership interests(B)	$6.6	$8.4	$21.1	$24.6

Other Data:
Straight-line rental revenue	$0.3	$0.3	$2.3	$2.4
DDR's proportionate share	(0.1)	—	(0.1)	0.5

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three and nine months ended September 30, 2015 and 2014 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Impairment charges – non-depreciable assets	$—	$1.4	$99.3	$24.2
Executive separation charges	—	—	2.3	—
Other (income) expense, net(A)	0.1	2.8	1.6	12.1
Equity in net loss of joint ventures – currency adjustments and debt extinguishment costs	—	—	—	0.1
Gain on sale and change in control of interests, net	—	(4.0)	(7.8)	(4.0)
Tax expense (primarily Puerto Rico restructuring)	—	—	4.4	—
(Gain) loss on disposition of non-depreciable real estate, net	—	(4.8)	0.6	(4.9)
Write-off of preferred share original issuance costs	—	—	—	1.9
Total adjustments from FFO to Operating FFO	0.1	(4.6)	100.4	29.4
FFO attributable to common shareholders	113.4	110.8	231.7	278.8
Operating FFO attributable to common shareholders	$113.5	$106.2	$332.1	$308.2

(A)	Amounts included in other income/expense as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Transaction and other (income) expense, net	$0.1	$1.6	$0.7	$9.9
Litigation-related expenses	—	1.2	—	2.2
Debt extinguishment costs, net	—	—	0.9	—
	$0.1	$2.8	$1.6	$12.1

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons, including to further strengthen the financial position of the Company.  In the first nine months of 2015, the Company continued to strategically allocate cash flow from operating and financing activities.  The Company also completed public debt offerings and amended the Revolving Credit Facilities (as defined below) in order to strengthen its balance sheet and reduce risk, finance strategic investments and improve its financial flexibility.

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

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage, as well as limitations on the Company’s ability to sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2015, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants for the remainder of 2015 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at September 30, 2015 (in millions):

Cash and cash equivalents	$21.0
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(395.0)
Letters of credit	(1.1)
Borrowing capacity available	$403.9

The Company has a $250 million continuous equity program.  At October 29, 2015, the Company had $234.6 million available for the future issuance of common shares.

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

In October 2015, the Company issued $400.0 million aggregate principal amount of 4.25% senior unsecured notes due February 2026.

In October 2015, the Company commenced an offer to purchase the $350.0 million 1.75% convertible senior notes due 2040 (“Convertible Notes,”) for cash in an amount equal to the total aggregate principal amount of the Convertible Notes on November 15, 2015, as required under the terms of the Convertible Notes.  Additionally, the Company called for redemption the balance of the outstanding Convertible Notes to occur on November 20, 2015.  Calling the Company’s Convertible Notes for redemption triggered a right of conversion for the holders of the Convertible Notes, whereby such holders may require the Company to deliver to them (i) cash in an amount up to the principal amount of Convertible Notes being converted, and (ii) to the extent that the applicable conversion value exceeds the principal amount of the notes being converted, such excess amount in cash, common shares or a combination thereof, at the Company’s election.  The Company has elected to satisfy any such excess by delivering common shares.

The Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026 in October 2015, together with cash on hand, to satisfy the cash obligations in connection with the repurchase, redemption or conversion of the Convertible Notes.  Furthermore, the Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026 to repay debt under the Unsecured Credit Facility and for general corporate purposes, which may include the repayment of secured and unsecured debt from time to time.  No assurance can be provided that this obligation will be redeemed as currently anticipated.

In January 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025. Net proceeds from the issuance were used to repay $350.0 million of debt under the Company’s unsecured term loan, $100.0 million of debt under the Company’s secured term loan and amounts outstanding on the Revolving Credit Facilities.

At September 30, 2015, the Company’s 2015 debt maturities consisted of the $350.0 million of Convertible Notes, as described above.  There are no other consolidated mortgage maturities until January 2016.    No assurance can be provided that this obligation will be redeemed as currently anticipated.

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

Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures do not have any mortgage debt maturing for the remainder of 2015.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on preferred and common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2015	2014
Cash flow provided by operating activities	$300,901	$315,425
Cash flow (used for) provided by investing activities	(54,537)	310,407
Cash flow used for financing activities	(246,418)	(577,681)

Operating Activities:  The change in cash flow from operating activities for the nine months ended September 30, 2015, as compared to the comparable period in 2014, primarily was due to an increase in cash flow from those assets acquired in 2015 and 2014 from the date of acquisition offset by changes in accounts payable and accrued expenses.

Investing Activities:  The change in cash flow from investing activities for the nine months ended September 30, 2015, as compared to the comparable period in 2014, primarily was due to a reduction in proceeds from the disposition of real estate investments in 2015, as well as a lower amount of real estate acquired in 2015. The 2014 disposition proceeds included the Company’s sale of its joint venture investment in Brazil.

Financing Activities:  The change in cash flow from financing activities for the nine months ended September 30, 2015, as compared to the comparable period in 2014, primarily was due to a higher amount of net debt repayments and redemption of preferred shares in 2014.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $203.8 million for the nine months ended September 30, 2015, as compared to $185.4 million for the same period in 2014.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company thus far during 2015.

The Company declared a quarterly dividend of $0.1725 per common share for each of the first three quarters of 2015.  The Board of Directors of the Company will continue to monitor the 2015 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

Acquisitions

During the nine months ended September 30, 2015, the Company acquired three Prime assets (Orange County, California; Orlando, Florida and Houston, Texas) and an adjoining outparcel with a combined GLA of 0.8 million square feet for a gross purchase price of $160.1 million.  The asset in Orange County, California, was acquired in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.

Dispositions

During the nine months ended September 30, 2015, the Company sold 22 shopping center properties, aggregating 2.7 million square feet, plus non-income producing assets, for an aggregate sales price of $297.3 million.  The Company recorded a net gain of $78.2 million. In addition, one of the Company’s unconsolidated joint ventures sold 14 assets generating gross proceeds of $212.9 million, of which the Company’s proportionate share was $10.6 million.

As discussed above, a part of the Company’s portfolio management strategy is to opportunistically recycle capital from lower quality, lower growth assets into the acquisition of higher quality assets with long-term growth potential.  In March 2015, the Company’s new senior management team completed an extensive review of the entire portfolio and evaluated potential sale opportunities taking into account the long-term growth prospects of assets being considered for sale, the current overall favorable disposition environment, the use of sale proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  As a result of that review, in the first quarter of 2015, the Company recorded an aggregate impairment charge of $179.7 million related to 25 operating shopping centers. The Company has already sold or has started marketing certain of these assets for sale.  As a result, these shopping centers are no longer considered as long-term holds.

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

The Company will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.  The Company will continue to closely monitor its expected spending for the remainder of 2015 for developments and redevelopments as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture development projects in 2015.

The Company’s consolidated land holdings are classified in two separate line items on the consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At September 30, 2015, the $2.2 billion of Land classified on the Company’s balance sheet primarily consisted of land that is part of its operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the operating shopping center properties.  Approximately 151 acres of this land, which has a recorded cost basis of approximately $23 million, is available for future development.

Included in Construction in Progress and Land at September 30, 2015, were $88 million of recorded costs related to land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In March 2015, the Company determined it would no longer pursue the development of certain of these assets.  Rather, the Company is marketing such parcels for sale in the near term.  As a result, the Company recorded an aggregate impairment charge of $99.3 million on five parcels of land in the first quarter of 2015.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has invested approximately $462 million at September 30, 2015, in various consolidated active development and redevelopment projects and expects to bring at least $200 million of investments in service in 2015 on a net basis, after deducting sales proceeds from outlot sales.

At September 30, 2015, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at September 30, 2015
New Haven, Connecticut (Guilford Commons)	4Q15	132	$67	$67	$59
Orlando, Florida (Lee Vista Promenade)	2Q16	208	66	63	54
Other Developments	N/A	—	193	158	144
Total		340	$326	$288	$257

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  Major redevelopments could take between 12 and 36 months to reach stabilization.  At September 30, 2015, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2015
Pasadena, California (Paseo Colorado)	2Q18	$149	$15
Long Beach, California (The Pike Outlets)	3Q16	67	42
Cincinnati, Ohio (Sycamore Crossing)	2Q17	30	3
Chester, Virginia (Bermuda Square)	3Q17	18	11
Bayamon, Puerto Rico (Plaza del Sol)	2Q17	10	1
Total		$274	$72

For redevelopment assets completed in 2014 and in the first nine months of 2015, the assets placed in service were completed at approximately $137 cost per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment aggregating $310.8 million at September 30, 2015, with an annual interest rate of 8.5% due from its joint venture with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.1 billion and $2.6 billion at September 30, 2015 and 2014, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

FINANCING ACTIVITIES

In October 2015, the Company issued $400.0 million aggregate principal amount of 4.25% senior unsecured notes due February 2026.  In addition, the Company commenced an offer to purchase the Convertible Notes for cash in an amount equal to the $350.0 million total aggregate principal amount of the Convertible Notes on November 15, 2015, as required under the terms of the Convertible Notes.  Additionally, the Company called for redemption the balance of the outstanding Convertible Notes, to occur on November 20, 2015 (see Liquidity and Capital Resources).

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

CAPITALIZATION

At September 30, 2015, the Company’s capitalization consisted of $5.2 billion of debt, $350.0 million of preferred shares and $5.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.38, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2015), resulting in a debt to total market capitalization ratio of 0.47 to 1.0, as compared to the ratio of 0.45 to 1.0 at September 30, 2014.  The closing price of the common shares on the New York Stock Exchange was $16.73 at September 30, 2014.  The Company’s total debt consisted of the following (in billions):

	September 30,
	2015	2014
Fixed-rate debt(A)	$4.2	$4.8
Variable-rate debt	1.0	0.4
	$5.2	$5.2

(A)

Includes $78.9 million and $530.4 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2015 and 2014, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2015, the Company’s 2015 debt maturities consisted of the $350 million of Convertible Notes.  In October 2015, the Company commenced an offer to repurchase the Convertible Notes on November 15, 2015.  In addition, the Company called for redemption the balance of the Convertible Notes, to occur on November 20, 2015, for cash at 100% of the principal amount of the Convertible Notes.  Calling the Company’s Convertible Notes for redemption triggered a right of conversion for the holders of the Convertible Notes, whereby such holders may require the Company to deliver to them (i) cash in an amount up to the principal amount of Convertible Notes being converted, and (ii) to the extent that the applicable conversion value exceeds the principal amount of the notes being converted, such excess amount in cash, common shares or a combination thereof, at the Company’s election.  The Company has elected to satisfy any such excess by delivering common shares.

The Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026 in October 2015, together with cash on hand, to satisfy the cash obligations in connection with the repurchase, redemption or conversion of the Convertible Notes.  Furthermore, the Company may use all or a portion of the net proceeds from the issuance of the 4.25% senior unsecured notes due 2026 to repay debt under the Unsecured Credit Facility and for general corporate purposes, which may include the repayment of secured and unsecured debt from time to time. No assurance can be provided that this obligation will be redeemed as currently anticipated.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $30.8 million for its consolidated properties at September 30, 2015.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At September 30, 2015, the Company had letters of credit outstanding of $41.0 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2015, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.5 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for the remainder of 2015 and 2016.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was over eight million square feet of space for new leases and renewals for the first nine months of 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants exceeding 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.6%, Bed Bath & Beyond at 3.2% and Walmart at 3.1%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been rapidly growing their omnichannel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to continue operating even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at September 30, 2015, as evidenced by the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended).

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.6% of the Company’s annualized consolidated revenues for its portfolio at 100%, and 5.7% of Company-owned GLA at September 30, 2015.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations, and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended).

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 92.8% at both September 30, 2015 and 2014.

The total portfolio average annualized base rent per occupied square foot was $14.23 at September 30, 2015, as compared to $13.91 at December 31, 2014, and $13.65 at September 30, 2014.  The Company continues to sign new leases at rental rates that have reflected consistent annual growth.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime assets with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the third quarter of 2015 was approximately $3.95 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through challenging economic times.

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

•

The Company’s decision to dispose of real estate assets, including undeveloped land and construction in progress, would change the holding period assumption in the undiscounted cash flow impairment analyses, which could result in material impairment losses and adversely affect the Company’s financial results;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $78.9 million and $530.0 million of variable-rate debt at September 30, 2015 and December 31, 2014, that LIBOR was swapped to at a fixed rate of 2.8% and 1.3%, respectively), is summarized as follows:

	September 30, 2015				December 31, 2014
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$4,237.5	4.4	5.0%	81.1%	$4,806.5	3.9	5.1%	91.8%
Variable-Rate Debt	$986.1	2.6	1.3%	18.9%	$428.2	2.9	1.5%	8.2%

The Company’s unconsolidated joint ventures’ indebtedness (adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at September 30, 2015 and December 31, 2014) is summarized as follows:

	September 30, 2015				December 31, 2014
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,077.2	$351.9	2.7	5.3%	$2,215.4	$379.5	3.4	5.3%
Variable-Rate Debt	$1,039.4	$93.3	2.4	1.9%	$1,337.4	$124.0	1.9	3.0%

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At September 30, 2015 and December 31, 2014, the interest rate on the Company’s $78.9 million and $530.0 million consolidated floating rate debt, respectively, was swapped to fixed rates.  At September 30, 2015 and December 31, 2014, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $78.9 million and $530.0 million of variable-rate debt that was swapped to a fixed rate at September 30, 2015 and December 31, 2014, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2015 and December 31, 2014, is summarized as follows (in millions):

	September 30, 2015					December 31, 2014
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,237.5	$4,426.9	(A)	$4,267.9	(B)	$4,806.5	$5,108.4	(A)	$4,944.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$351.9	$359.7		$351.4		$379.5	$398.2		$386.6

(A)	Includes the fair value of Swaps, which was a liability of $3.3 million and $4.3 million, net, at September 30, 2015 and December 31, 2014, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $1.8 million at September 30, 2015, and an asset of $8.8 million, net, at December 31, 2014.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2015, would result in an increase in interest expense of approximately $7.4 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2015.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2015, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
July 1–31, 2015	35,684	$16.00	—	—
August 1–31, 2015	1,401	16.10	—	—
September 1–30, 2015	4,447	15.29	—	—
Total	41,532	$15.93	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1

Nineteenth Supplemental Indenture, dated as of October 21, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014, (iv) Consolidated Statement of Equity for the Nine Months Ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 4, 2015

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.1

Nineteenth Supplemental Indenture, dated as of October 21, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (filed with the SEC on October 21, 2015; File No. 001-11690)

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