Form 10-K
period 2015-12-31
DDR CORP
filed 2016-02-24
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015, was $4.7 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

365,311,573 common shares outstanding as of February 12, 2016

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2016 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed and, therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages substantially all of the Portfolio Properties as defined herein.  At December 31, 2015, the Company owned and managed more than 115 million total square feet of gross leasable area (“GLA”).

Financial Information About Industry Segments

See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 12, 2016, consisted of 352 shopping centers (including 158 centers owned through joint ventures) and more than 1,000 acres of undeveloped land (of which approximately 100 acres are owned through unconsolidated joint ventures).  The shopping centers are located in 37 states as well as Puerto Rico (14 assets).  The shopping centers and land are collectively referred to as the “Portfolio Properties.”  From January 1, 2013, to February 12, 2016, the Company acquired 133 shopping centers (including 76 that were acquired by two unconsolidated joint ventures and 44 that were acquired from unconsolidated joint ventures) aggregating 27.4 million square feet of Company-owned GLA for an aggregate purchase price of $5.2 billion.  From January 1, 2013, to February 12, 2016, the Company sold 199 shopping centers (including 91 properties owned through unconsolidated joint ventures) aggregating 24.4 million square feet of Company-owned GLA for an aggregate sales price of $2.6 billion.  In 2014, the Company sold its entire investment in 10 assets in Brazil for an aggregate sales price of $343.6 million.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,		Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2015	2014	2015	2014	2015	2014
Centers owned	367	415	198	226	169	189
Aggregate occupancy rate	93.3%	93.5%	93.3%	93.9%	93.1%	92.8%
Average annualized base rent per occupied square foot(A)	$14.48	$13.91	$14.80	$14.22	$13.95	$13.38

(A)

Increase primarily was due to the impact of the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of high-quality power centers, as well as continued leasing of the existing portfolio at positive rental spreads.

Strategy and Philosophy

The Company’s mission is to create shareholder value by inspiring an extraordinary team to thoughtfully allocate time and capital to the highest quality portfolio of power centers.  The Company strives to own premier locations for our retail partners to win market share and provide value and convenience for their customers.  The organization is focused on optimizing portfolio performance within a constantly evolving retail landscape.

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

The Company’s key strategies are summarized as follows:

•

Focus on long-term net asset value creation within the portfolio through strategic leasing, re-tenanting and redevelopment of the Company’s portfolio to be the preeminent landlord to the retailers that are winning market share and that are most successfully adapting in an omni-channel retailing environment;

•	Invest in assets that are expected to appreciate over the long term and where retailers will desire to locate for the best marketing and distribution of their goods and services;
•	Focus on the transactional analysis of which assets are more valuable in the Company’s operating platform and which are more valuable to someone else;
•	Develop and execute an action plan for those assets or tenants that could have a negative impact on cash flow and perceived portfolio quality over the long term;
•	Continue to focus on balance sheet improvement achieved through lowering leverage and maintaining long-term debt duration that allows for access to capital in all market cycles and
•	Continue to build and develop a team of empowered employees to execute with excellence.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Bed Bath & Beyond, Walmart, PetSmart and Kohl's, representing 3.5%, 3.2%, 3.0%, 2.8% and 2.2%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2015.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2015, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of February 12, 2016, the Company employed 576 full-time individuals including executive, administrative and field personnel.  The Company considers its relations with its personnel to be good.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.ddr.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Because the Company’s properties consist primarily of shopping centers, the Company’s performance is linked to general economic conditions in the market for retail space.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer Internet purchases and the excess amount of retail space in a number of markets.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.  The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2015, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies	3.5%
Bed Bath & Beyond	3.2%
Walmart	3.0%
PetSmart	2.8%
Kohl's	2.2%
Best Buy	2.1%
Dick's Sporting Goods	2.0%
Ross Stores	1.9%
AMC Theatres	1.9%
Michaels	1.8%
Gap	1.6%

The retail shopping sector has been affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

As information becomes available regarding the status of the Company’s leases with tenants in financial distress or as the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods.  The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants.  In addition, the Company’s results could be adversely affected if any of these tenants do not renew their leases as they expire on terms favorable to the Company or at all.

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2015, the Company had outstanding debt of $5.1 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $441.9 million as of December 31, 2015). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness).  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Disruptions in the Financial Markets Could Affect the Company’s Ability to Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions in the past, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of certain types of financing.  Uncertainty in the equity and credit markets may negatively affect the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain new financing or make acquisitions.  These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

A prolonged downturn in the equity or credit markets may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly.  In addition, these factors may make it more difficult for the Company to sell properties or may adversely affect the price it receives for properties that it does sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the equity and credit markets may make it more difficult or costly for the Company to raise capital through the issuance of its equity or debt securities.  These disruptions in the financial markets also may have a material adverse effect on the market value of the Company’s common shares and other adverse effects on the Company or the economy in general.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.  The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions in the past.  Furthermore, uncertain market conditions can be exacerbated by leverage.  The occurrence of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company.  The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry.  Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide, at its sole discretion, not to rate the publicly traded debt.  The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date.  A negative change in the Company’s rating could have an adverse effect on the Company’s revolving credit facilities and market price of the Company’s publicly traded debt as well as the Company’s ability to access capital and its cost of capital.

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

If a property is mortgaged to secure payment of indebtedness and the Company cannot or does not make the mortgage payments, it may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property, which may also adversely affect the Company’s credit ratings.  Any of these risks can place strains on the Company’s cash flows, reduce its ability to grow and adversely affect its results of operations.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than temporary decline.  As of December 31, 2015, the Company had $467.7 million of investments in and advances to unconsolidated joint ventures holding 168 operating shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  For example, in the first quarter of 2015, the Company recorded impairment charges on 25 operating shopping centers and several land parcels aggregating $279.0 million.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire retail properties only to the extent that suitable acquisitions can be made on advantageous terms.  Acquisitions of commercial properties entail risks such as the following:

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

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment, some of which may have greater financial resources than the Company.  The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve its anticipated return on investment, which could have an adverse effect on its results of operations.

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

The Company’s Development, Redevelopment and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development, redevelopment and construction of retail properties in accordance with its development underwriting policies as opportunities arise.  The Company’s development, redevelopment and construction activities include the following risks:

•	Construction costs of a project may exceed the Company’s original estimates;
•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
•	Rental rates per square foot could be less than projected;
•	Financing may not be available to the Company on favorable terms for development of a property;
•	The Company may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs;
•	The Company may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and
•	The Company may abandon development or redevelopment opportunities after expending resources to determine feasibility.

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

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.  The Company’s TRS is subject to taxation, and any changes in the laws affecting the Company’s TRS may increase the Company’s tax expenses.  The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries.  Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

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

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business.  This 100% tax could affect the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction.  However, the Company would not be subject to this tax if it were to sell assets through its TRS.  The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and its TRS are not comparable to similar arrangements among unrelated parties.

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

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

A number of the Company’s properties are located in areas that are subject to natural disasters.  Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes.  In addition, many of the Company’s properties are located in coastal regions, including 14 properties located on the island of Puerto Rico as of February 12, 2016, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company’s Investments in Real Estate Assets Outside the Continental United States May Be Subject to Additional Risks

Investments and operations outside the continental United States generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015.  The Company currently has investments in consolidated and unconsolidated joint ventures with real estate assets outside the continental United States, including Puerto Rico, and may increase its investment in real estate in jurisdictions outside the continental United States in the future.  The Company may not realize the intended benefits of these investments due to the uncertainty of foreign or novel laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the Company’s ability to own property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions.

In addition, financing may not be available at acceptable rates outside, and equity requirements may be different from the Company’s strategy in, the continental United States.  Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company Could Be Subject to Risks Relating to the Puerto Rican Economy and Government

In recent years, the economy in Puerto Rico has experienced a sustained downturn and the territorial government of Puerto Rico has operated at substantial spending deficits.  In light of these economic conditions, the territorial government’s current and expected cash flows, and recent credit downgrades that triggered acceleration clauses in certain outstanding municipal bonds and other bonds, the territorial government of Puerto Rico and certain utilities have announced that they expect to be unable to meet their existing debt obligations. If the territorial government and certain utilities are not able to restructure their debt obligations or obtain forbearance on debt service payments, they may be unable to provide various services (including utilities) relied upon in the operation of businesses in Puerto Rico.  Furthermore, inaccessibility of utilities and other government services, along with a continued economic downturn and increases in taxes in Puerto Rico, may result in continued or increased migration of residents of Puerto Rico to the mainland United States and elsewhere, which could decrease the territory’s tax base, exacerbating the territorial government’s cash flow issues, and decrease the number of consumers in Puerto Rico. In turn, consumers who remain in Puerto Rico could have less disposable income for the purchase of goods, which may result in declining merchant sales and merchant inability to expand or lease new space or pay rent or pay other expenses for new or existing operations, or result in a general decline in prevailing rental rates.  As of December 31, 2015, the Company owned 14 assets in Puerto Rico, aggregating 4.8 million square feet of Company-owned GLA and representing 7.6% of the Company’s annualized consolidated revenues for its portfolio at 100% and 5.7% of Company-owned GLA.  The persistence or further deterioration of economic conditions in Puerto Rico could have a negative impact on the Company’s results of operations, cash flows and financial condition.

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

The Company Has Significant Shareholders Who May Exert Influence on the Company as a Result of Their Considerable Beneficial Ownership of the Company’s Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company has shareholders, including Mr. Alexander Otto who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common shares, are in a position to exert significant influence over the Company.  These shareholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common shares.  Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Articles of Incorporation and Code of Regulations.  In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders.  For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares.  Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly and other shareholders may be unable to sell their common shares at favorable prices.  The Company cannot predict or control how the Company’s significant shareholders may use the influence they have as a result of their common share holdings.

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
•

The attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies or sovereign governments), bank deposits or other investments;

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

The Company Faces Risks Relating to Cybersecurity Attacks and Other Data Breaches

The Company’s business is at risk from and may be impacted by cybersecurity intrusions and other data security breaches. Such attacks could range from individual attempts to gain unauthorized access to information technology systems, to more sophisticated and coordinated security threats such as social engineering.  While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. Although the Company and such third parties employ a number of measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a data breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. Data breach incidents could compromise the confidential information of the Company’s tenants, employees and third-party vendors and disrupt the Company’s business operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2015, the Portfolio Properties included 367 shopping centers (including 169 centers owned through joint ventures).  At December 31, 2015, the Portfolio Properties also included more than 1,000 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2015, the Portfolio Properties aggregated 83.6 million square feet of Company-owned GLA (115.5 million square feet of total GLA) located in 38 states, plus Puerto Rico.  These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, Ohio and North Carolina, as well as Puerto Rico.  The 14 assets owned in Puerto Rico aggregate 4.8 million square feet of Company-owned GLA (5.1 million square feet of total GLA).  At December 31, 2015, the Company also owned an interest in two land parcels in Canada.

At December 31, 2015, the average annualized base rent per square foot of Company-owned GLA of the Company’s 198 wholly-owned shopping centers was $14.80.  For the 169 shopping centers owned through joint ventures, average annualized base rent per square foot was $13.95 at December 31, 2015.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.

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

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2015, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2015, the Company owned an investment in 168 properties owned through unconsolidated joint ventures, which served as collateral for joint venture mortgage debt aggregating approximately $3.2 billion (of which the Company’s proportionate share is $441.9 million) and which is not reflected in the consolidated indebtedness.  In addition, as of December 31, 2015, unless otherwise indicated, with respect to the 367 shopping centers:

•	The 50 largest assets represent 34.9% of the Company’s annualized base rent per square foot and 26.0% of total GLA;
•	145 of these properties are anchored by a Walmart, Kohl’s or Target store;
•	242 of these properties include a grocery component;
•	Properties range in size from approximately 10,000 square feet to approximately 1,500,000 square feet of total GLA (with 155 properties exceeding 300,000 square feet of total GLA);
•	78.8% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants and
•

93.3% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2015.  With respect to the properties owned by the Company, including its unconsolidated joint ventures, as of December 31 in each of the last five years beginning with 2011, between 89.1% and 93.5% of the aggregate Company-owned GLA of these properties was occupied.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2025 at the Company’s 198 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2016	480	2,868	$47,020	$16.40	5.9%	7.2%
2017	611	6,079	83,336	13.71	12.6%	12.8%
2018	650	6,197	93,076	15.02	12.8%	14.3%
2019	510	6,107	84,891	13.90	12.6%	13.0%
2020	508	4,798	75,432	15.72	9.9%	11.6%
2021	303	5,244	65,904	12.57	10.8%	10.1%
2022	214	3,298	44,817	13.59	6.8%	6.9%
2023	191	2,841	38,349	13.50	5.9%	5.9%
2024	212	2,448	37,986	15.52	5.1%	5.8%
2025	173	1,720	30,366	17.65	3.6%	4.7%
Total	3,852	41,600	$601,177	$14.45	86.0%	92.3%

The following table shows the impact of tenant lease expirations at the joint venture level through 2025 at the Company’s 169 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2016	361	1,959	$28,479	$14.54	6.9%	7.9%
2017	490	3,250	47,698	14.67	11.5%	13.2%
2018	494	3,423	52,284	15.27	12.1%	14.5%
2019	393	3,325	49,786	14.97	11.8%	13.8%
2020	376	3,332	44,658	13.40	11.8%	12.4%
2021	232	3,455	42,506	12.30	12.2%	11.8%
2022	127	1,733	21,409	12.36	6.1%	5.9%
2023	95	1,660	18,633	11.22	5.9%	5.2%
2024	99	1,299	17,604	13.55	4.6%	4.9%
2025	76	835	11,906	14.25	3.0%	3.3%
Total	2,743	24,271	$334,963	$13.80	85.9%	92.9%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Alabama
1	Birmingham, AL	Brook Highland Plaza	2003	1994	100%	549	$4,380	$9.46	Books-A-Million, Dick's Sporting Goods, HomeGoods, Lowe's, Michaels, OfficeMax, Sprouts Farmers Market, Stein Mart
2	Birmingham, AL	River Ridge	2001	2007	15%	172	$2,681	$16.23	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
3	Huntsville, AL	Valley Bend	2002	2014	5%	425	$5,936	$14.10	Barnes & Noble, Bed Bath & Beyond, Carmike Cinemas (Not Owned), Dick's Sporting Goods, Hobby Lobby, Kohl's (Not Owned), Marshalls, Ross Dress for Less, Target (Not Owned)
4	Huntsville, AL	Westside Centre	2002	2007	15%	477	$4,660	$12.14	Big Lots, Dick's Sporting Goods, hhgregg, Marshalls, Michaels, Ross Dress for Less, Stein Mart, Target (Not Owned)
5	Northport, AL	Big Lots & Tractor Supply	1992	2014	5%	58	$294	$5.07	Big Lots, Tractor Supply Company
6	Oxford, AL	Oxford Exchange	2006	2014	5%	334	$3,995	$12.19	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, Sam's Club (Not Owned), T.J. Maxx, Target (Not Owned)
7	Tuscaloosa, AL	McFarland Plaza	1999	2007	15%	199	$1,464	$8.77	Michaels, Ross Dress for Less, Stein Mart, Toys "R" Us

	Alaska
8	Anchorage, AK	Dimond Crossing	1981	2014	5%	85	$1,361	$15.95	Bed Bath & Beyond, PetSmart

	Arizona
9	Gilbert, AZ	San Tan Marketplace	2005	2014	5%	286	$4,282	$15.53	Bed Bath & Beyond, Big Lots, DSW, Jo-Ann, Marshalls, Sam's Club (Not Owned), Walmart (Not Owned)
10	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	100%	679	$10,068	$16.07	AMC Theatres, Ashley Furniture HomeStore, Babies "R" Us, Best Buy, Jo-Ann, Marshalls, Michaels, OfficeMax, RoomStore, Ross Dress for Less, Sprouts Farmers Market
11	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	337	$4,973	$14.76	Barnes & Noble, DSW, Golfsmith, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
12	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,233	$19.24	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
13	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$5,047	$17.49	Albertsons, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
14	Prescott, AZ	Shops at Prescott Gateway	2012	2014	5%	35	$966	$27.86	Trader Joe's
15	Queen Creek, AZ	Plaza at Power Marketplace	2007	2014	5%	71	$1,437	$21.11	LA Fitness
16	Tucson, AZ	Silverado Plaza	1999	2014	5%	78	$738	$9.63	—
17	Tucson, AZ	Tucson Spectrum	2008	2012	100%	715	$9,553	$14.28

Bed Bath & Beyond, Best Buy, Dollar Tree, Food City,

Harkins Theatre, Home Depot (Not Owned), JCPenney,

LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy,

Party City, PetSmart, Ross Dress for Less,

Sports Authority, Target (Not Owned)

	Arkansas
18	North Little Rock, AR	McCain Plaza	2004	1994	100%	290	$2,179	$9.19	Bed Bath & Beyond, Burlington, Michaels, Ross Dress for Less, T.J. Maxx
19	Russellville, AR	Valley Park Centre	1992	1994	100%	296	$2,191	$7.83	Belk, Hobby Lobby, JCPenney, Ross Dress for Less, T.J. Maxx
20	Sherwood, AR	Sherwood Retail Center	1986	2014	5%	123	$569	$4.62	Gander Mountain, Mardel's, Tractor Supply Company
21	Springdale, AR	Walgreens	2009	2014	5%	15	$390	$26.80	—

	California
22	Buena Park, CA	Buena Park Place	2009	2004	100%	211	$3,138	$14.88	Aldi, Kohl's, Michaels
23	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	300	$6,011	$20.14	24 Hour Fitness, Aki-Home, Michaels, Ross Dress for Less, Sports Authority, Stater Bros Markets, Target (Not Owned)
24	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	393	$4,649	$20.77	Cinemark, H&M, Nike, Restoration Hardware
25	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,413	$42.17	Whole Foods
26	Pasadena, CA	Paseo Colorado	2001	2003	100%	540	$6,560	$29.95	Arclight Cinemas, DSW, Equinox, Hyatt
27	Richmond, CA	Hilltop Plaza	2000	2002	20%	246	$2,447	$16.47	99 Cents Only, Century Theatre, dd's Discounts, Ross Dress for Less
28	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$5,741	$20.91	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
29	San Francisco, CA	1000 Van Ness Plaza	1998	2002	100%	123	$3,962	$36.05	AMC Theatres, The Studio Mix
30	Valencia, CA	River Oaks Shopping Center(2)	2010	2006	100%	76	$1,511	$19.78	buybuy BABY, Sprouts Farmers Market
31	Vista, CA	Vista Village	2007	2013	100%	194	$4,147	$25.07	Cinepolis, Frazier Farms, Lowe's (Not Owned), Staples (Not Owned)
32	West Covina, CA	Eastland Center	1957	2014	5%	811	$10,749	$13.93	Albertsons, Ashley Furniture HomeStore, Burlington, Dick's Sporting Goods, Hobby Lobby, Marshalls, Ross Dress for Less, Target, Walmart
33	Whittier, CA	Whittwood Town Center	1960	2014	5%	783	$6,168	$9.18	24 Hour Fitness, JCPenney, Kohl's, PetSmart, Sears, Target, Vons

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Colorado
34	Aurora, CO	Cornerstar	2008	2014	5%	430	$7,921	$18.77	24 Hour Fitness, Cornerstar Wine & Liquor, Dick's Sporting Goods, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Sprouts Farmers Market, Target (Not Owned), Ulta Beauty
35	Aurora, CO	Pioneer Hills	2003	2003	100%	139	$1,683	$16.20	Bed Bath & Beyond, Home Depot (Not Owned), Walmart (Not Owned)
36	Centennial, CO	Centennial Promenade	2002	1997	100%	419	$7,091	$17.73	Cavender's, Conn's, Golfsmith, HomeGoods, IKEA (Not Owned), Michaels, REI (Not Owned), Ross Dress for Less, Stickley Furniture, Toys "R" Us, Wow! Furniture (Not Owned)
37	Colorado Springs, CO	Chapel Hills	2000	2011	100%	446	$4,803	$11.61	24 Hour Fitness, Barnes & Noble, Best Buy, DSW, Golfsmith, Michaels (Not Owned), Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Sports Authority, Vitamin Cottage Natural Grocers, Whole Foods
38	Denver, CO	Tamarac Shopping Center	2013	2001	100%	69	$969	$14.13	Target (Not Owned)
39	Denver, CO	University Hills	1997	2003	100%	244	$4,127	$18.81	24 Hour Fitness, King Soopers, Michaels, Pier 1 Imports
40	Fort Collins, CO	Mulberry And Lemay Crossing	2004	2003	100%	19	$501	$26.38	Home Depot (Not Owned), Walmart (Not Owned)
41	Lakewood, CO	Denver West Plaza	2002	2014	5%	71	$1,337	$18.76	Best Buy
42	Littleton, CO	Aspen Grove	2013	DEV	100%	272	$5,863	$28.49	Alamo Drafthouse Cinema
43	Parker, CO	FlatAcres Market Center/Parker Pavilions(2)	2003	2003	100%	229	$3,888	$17.69	Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Sports Authority, Walmart (Not Owned)

	Connecticut
44	Guilford, CT	Guilford Commons	2015	DEV	100%	91	$1,153	$15.65	Bed Bath & Beyond, The Fresh Market
45	Plainville, CT	Connecticut Commons	2013	DEV	100%	562	$6,997	$12.45	A.C. Moore, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
46	Waterbury, CT	Naugatuck Valley Shopping Center	2003	2014	5%	383	$4,101	$12.68	Bob's Stores, Staples, Stop & Shop, Walmart
47	Windsor, CT	Windsor Court Shopping Center	1993	2007	100%	79	$1,449	$19.04	Stop & Shop, Target (Not Owned)

	Florida
48	Boynton Beach, FL	Aberdeen Square	1990	2007	20%	71	$598	$9.71	Publix
49	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,618	$13.96	Publix

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
50	Bradenton, FL	Cortez Plaza	2015	2007	100%	274	$2,811	$11.50	Burlington, hhgregg, LA Fitness, PetSmart
51	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,358	$10.09	Bealls, Bealls Outlet, Highland Park Furniture & Mattress Outlet, LA Fitness, Lowe's (Not Owned)
52	Bradenton, FL	Lakewood Ranch Plaza	2001	2007	20%	85	$1,117	$13.12	Publix
53	Brandon, FL	Kmart Shopping Center(2)	2003	IPO	100%	232	$839	$3.68	Kane Furniture, Kmart
54	Brandon, FL	Lake Brandon Village	2014	2009	100%	292	$3,381	$12.85	buybuy BABY, Jo-Ann, Lowe's (Not Owned), Nordstrom Rack, PetSmart, Publix, Sports Authority
55	Casselberry, FL	Casselberry Commons	2010	2007	20%	245	$2,680	$11.85	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
56	Crystal River, FL	Crystal Springs	2001	2007	20%	67	$719	$11.30	Publix
57	Dania, FL	Sheridan Square	1991	2007	20%	67	$331	$18.68	—
58	Fort Myers, FL	Cypress Trace	2004	2007	15%	276	$2,574	$10.20	Bealls, Bealls Outlet, Ross Dress for Less, Stein Mart
59	Fort Myers, FL	Market Square	2004	2007	15%	119	$1,847	$15.53	American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), DSW, Target (Not Owned), TigerDirect.Com (Not Owned), Total Wine & More
60	Fort Myers, FL	Northpoint Shopping Center	2008	2014	5%	116	$1,047	$12.87	A.C. Moore, Bed Bath & Beyond, PetSmart
61	Fort Myers, FL	The Forum	2008	2014	5%	190	$2,901	$15.79	Bed Bath & Beyond, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
62	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$727	$11.59	Publix
63	Hernando, FL	Shoppes of Citrus Hills	2003	2007	20%	69	$702	$10.71	Publix
64	Hialeah, FL	Paraiso Plaza	1997	2007	20%	61	$990	$16.31	Publix
65	Homestead, FL	Homestead Pavilion	2008	2008	100%	306	$5,135	$17.10	Bed Bath & Beyond, hhgregg, Kohl's (Not Owned), Michaels, Ross Dress for Less, Sports Authority
66	Jupiter, FL	Concourse Village	2004	2015	5%	137	$2,066	$15.86	Ross Dress for Less, T.J. Maxx
67	Lake Mary, FL	Shoppes of Lake Mary	2001	2007	15%	74	$1,397	$21.79	Publix (Not Owned), Staples, Target (Not Owned)
68	Largo, FL	Bardmoor Promenade	1991	2007	20%	156	$2,001	$13.29	Publix
69	Melbourne, FL	Melbourne Shopping Center	1999	2007	20%	229	$1,086	$6.21	Big Lots, Publix
70	Miami, FL	Plaza Del Paraiso	2003	2007	20%	85	$1,305	$15.34	Publix
71	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$8,419	$18.39	HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Sports Authority, Target, west elm
72	Miramar, FL	Fountains of Miramar	2005	2015	5%	139	$1,925	$21.60	Home Depot (Not Owned), Marshalls, Ross Dress for Less
73	Miramar, FL	River Run	1989	2007	20%	94	$1,169	$12.90	Publix

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
74	Naples, FL	Carillon Place	1994	1995	100%	268	$3,864	$14.43	Bealls Outlet, hhgregg, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
75	Naples, FL	Countryside Shoppes	1997	2007	20%	74	$622	$9.86	—
76	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$942	$9.54	Publix
77	Ocala, FL	Heather Island	2005	2007	20%	71	$719	$10.89	Publix
78	Ocoee, FL	West Oaks Town Center	2000	2007	20%	67	$1,016	$17.38	Best Buy (Not Owned), Michaels
79	Orlando, FL	Chickasaw Trail	1994	2007	20%	75	$783	$11.28	Publix
80	Orlando, FL	Conway Plaza	1999	2007	20%	118	$1,065	$9.73	Publix
81	Orlando, FL	International Drive Value Center	1995	2015	100%	186	$1,697	$9.54	Bed Bath & Beyond, dd's Discounts, Ross Dress for Less, T.J. Maxx
82	Orlando, FL	Millenia Crossing	2009	2015	5%	100	$2,694	$26.84	Nordstrom Rack
83	Orlando, FL	Millenia Plaza	2001	2015	100%	412	$4,447	$10.81	BJ's Wholesale Club, Dick's Sporting Goods, Home Depot, Ross Dress for Less, Total Wine & More, Toys "R" Us/Babies "R" Us
84	Orlando, FL	Skyview Plaza	1998	2007	20%	281	$1,658	$11.32	dd's Discounts, Publix
85	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,030	$10.90	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
86	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,037	$14.07	Home Depot (Not Owned), Ross Dress for Less
87	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,171	$22.99	Publix (Not Owned), Target (Not Owned)
88	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	109	$2,093	$20.45	LA Fitness (Not Owned), The Fresh Market
89	Pensacola, FL	Bellview Plaza	1984	2014	5%	83	$788	$9.51	Publix
90	Pensacola, FL	Cordova Commons	1972	2014	5%	164	$2,563	$15.59	Marshalls, Stein Mart, The Fresh Market
91	Pensacola, FL	Tradewinds Shopping Center	1985	2014	5%	179	$1,560	$9.80	Jo-Ann, T.J. Maxx/HomeGoods
92	Plant City, FL	Lake Walden Square	2013	2007	100%	231	$2,385	$11.20	Marshalls, Premiere Cinemas, Ross Dress for Less, Winn Dixie
93	Plantation, FL	The Fountains	2010	2007	100%	430	$5,560	$15.15	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More
94	Spring Hill, FL	Mariner Square	1997	IPO	100%	194	$1,653	$9.40	Bealls, Ross Dress for Less, Sam's Club (Not Owned), Walmart (Not Owned)
95	Spring Hill, FL	Nature Coast Commons	2009	2014	5%	226	$2,252	$15.41	Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Sports Authority, Walmart (Not Owned)
96	Tallahassee, FL	Capital West	2004	2003	100%	86	$742	$8.63	Bealls Outlet, Office Depot, Walmart (Not Owned)
97	Tallahassee, FL	Killearn Shopping Center	1980	2007	20%	95	$1,234	$13.09	Hobby Lobby
98	Tallahassee, FL	Southwood Village	2003	2007	20%	63	$805	$13.06	Publix
99	Tamarac, FL	Midway Plaza	1985	2007	20%	229	$2,530	$12.76	Publix, Ross Dress for Less

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
100	Tampa, FL	New Tampa Commons	2005	2007	100%	10	$349	$34.93	—
101	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,412	$13.60	Publix, Walmart (Not Owned)
102	Tampa, FL	The Walk at Highwoods Preserve	2001	2007	100%	138	$2,146	$15.58	Best Buy, HomeGoods, Michaels
103	Tarpon Springs, FL	Tarpon Square	1998	IPO	100%	115	$1,215	$11.74	Bealls Outlet, Big Lots, Staples, Walmart (Not Owned)
104	Tequesta, FL	Tequesta Shoppes	2014	2007	100%	110	$1,174	$11.14	Marshalls
105	Valrico, FL	Brandon Boulevard Shoppes	2012	2007	100%	86	$1,256	$15.23	LA Fitness
106	Valrico, FL	Shoppes at Lithia	2003	2007	20%	71	$1,078	$15.71	Publix
107	Vero Beach, FL	Century Town Center	2008	2014	5%	107	$1,310	$14.01	Marshalls/HomeGoods
108	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$2,092	$13.39	Bealls, Office Depot (Not Owned), Publix
109	Winter Garden, FL	Winter Garden Village	2007	2013	100%	758	$13,929	$18.38	Bealls, Bed Bath & Beyond, Best Buy, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Sports Authority, Staples, Target (Not Owned)

	Georgia
110	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,387	$19.85	Stein Mart
111	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$407	$6.68	Kroger
112	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$640	$10.10	Publix
113	Atlanta, GA	Perimeter Pointe	2002	1995	100%	352	$5,501	$16.62	Babies "R" Us, HomeGoods, LA Fitness, Regal Cinemas, Sports Authority, Stein Mart
114	Brunswick, GA	Glynn Isles	2007	2014	5%	193	$2,816	$15.44	Ashley Furniture HomeStore, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
115	Buford, GA	Marketplace at Millcreek	2003	2007	15%	402	$4,769	$12.64	Bed Bath & Beyond, Costco (Not Owned), DSW, Marshalls, Michaels, PetSmart, REI, Ross Dress for Less, Sports Authority, Stein Mart
116	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$876	$12.61	Publix
117	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,276	$11.61	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
118	Cumming, GA	Cumming Marketplace	1999	2003	100%	311	$3,796	$12.27	ApplianceSmart, Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
119	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,795	$15.40	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
120	Cumming, GA	Sharon Greens	2001	2007	20%	98	$949	$11.10	Kroger
121	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$680	$9.93	Publix

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
122	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$609	$11.27	Publix
123	Douglasville, GA	Douglasville Marketplace	1999	2003	100%	129	$1,567	$12.33	Babies "R" Us, Best Buy, Lowe's (Not Owned)
124	Douglasville, GA	Douglasville Pavilion	1998	2007	100%	267	$2,876	$11.26	Big Lots, Marshalls, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Target (Not Owned)
125	Douglasville, GA	Market Square	1990	2007	20%	125	$979	$9.71	—
126	East Point, GA	Camp Creek Marketplace	2003	2014	5%	424	$6,529	$15.66	Beauty Master, BJ's Wholesale Club, Lowe's (Not Owned), Marshalls, Ross Dress for Less, Staples, T.J. Maxx, Target (Not Owned)
127	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$656	$11.00	—
128	Fayetteville, GA	Fayette Pavilion	2002	2007	15%	1,248	$10,684	$9.34

Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Dick's Sporting Goods, Forever 21, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less, T.J. Maxx, Target (Not Owned),

Toys "R" Us/Babies "R" Us, Walmart

129	Flowery Branch, GA	Clearwater Crossing	2003	2007	20%	91	$945	$11.76	Kroger
130	Flowery Branch, GA	Stonebridge Village	2008	2014	5%	157	$2,449	$16.64	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
131	Kennesaw, GA	Barrett Pavilion	1998	2007	15%	461	$7,066	$15.34	AMC Theatres, Bealls Outlet, buybuy BABY, hhgregg, Hobby Lobby, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
132	Lawrenceville, GA	CVS	2008	2014	5%	13	$374	$28.18	—
133	Lithonia, GA	Shops at Turner Hill	2004	2003	100%	32	$485	$17.69	—
134	Lithonia, GA	Turner Hill Marketplace	2004	2003	100%	125	$976	$7.81	Bed Bath & Beyond, Best Buy, Sam's Club (Not Owned), Toys "R" Us, Walmart (Not Owned)
135	Macon, GA	Eisenhower Crossing	2002	2007	15%	420	$4,472	$11.25	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
136	Marietta, GA	Towne Center Prado	2002	1995	100%	287	$3,348	$12.60	Publix, Ross Dress for Less, Stein Mart
137	McDonough, GA	Shoppes at Lake Dow	2002	2007	20%	73	$819	$12.29	Publix
138	Newnan, GA	Newnan Crossing	1995	2003	100%	223	$1,893	$8.49	Hobby Lobby, Lowe's, Walmart (Not Owned)
139	Newnan, GA	Newnan Pavilion	2013	2007	15%	468	$3,109	$7.80	Academy Sports, Home Depot, Kohl's, PetSmart, Ross Dress for Less

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
140	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$1,604	$10.20	Movie Tavern, Walmart Neighborhood Market
141	Smyrna, GA	Heritage Pavilion	1995	2007	15%	256	$3,214	$13.07	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
142	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,353	$11.58	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
143	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$715	$11.17	Publix
144	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	294	$4,019	$13.79	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart
145	Sylvania, GA	Bi-Lo	2002	2007	100%	36	$378	$10.50	Bi-Lo
146	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,173	$8.61	HomeGoods, Kroger, Walmart (Not Owned)
147	Warner Robins, GA	Crossroads Marketplace	2008	2014	5%	79	$1,056	$13.59	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Kroger (Not Owned), Toys "R" Us (Not Owned)
148	Warner Robins, GA	Warner Robins Place	1997	2003	100%	119	$1,454	$12.50	Lowe's (Not Owned), Staples, T.J. Maxx, Walmart (Not Owned)
149	Woodstock, GA	Woodstock Square	2001	2007	15%	219	$3,098	$14.16	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

	Idaho
150	Meridian, ID	Meridian Crossroads	2004	DEV	100%	528	$5,357	$11.67	Ashley Furniture HomeStore, Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress for Less, Shopko, Sportsman's Warehouse, Walmart (Not Owned)
151	Nampa, ID	Nampa Gateway Center	2008	DEV	100%	471	$1,318	$4.56	Edwards Theatres, Idaho Athletic Club, JCPenney, Macy's

	Illinois
152	Chicago, IL	Kingsbury Center	2012	2014	5%	53	$1,601	$30.16	buybuy BABY
153	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,683	$26.45	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
154	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	356	$10,029	$29.97	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
155	Hillside, IL	Hillside Town Center	2009	2014	5%	165	$2,529	$17.02	HomeGoods, Michaels, Ross Dress for Less, Target (Not Owned)
156	McHenry, IL	The Shops at Fox River	2006	DEV	100%	341	$4,429	$13.54	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx
157	Oswego, IL	Prairie Market	2007	2014	5%	113	$2,447	$22.03	Aldi, Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Hobby Lobby (Not Owned), Kohl's (Not Owned), PetSmart, Walmart (Not Owned)
158	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	526	$9,164	$19.19	At Home, Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), hhgregg, HomeGoods, Marshalls, Michaels, Nordstrom Rack, Off 5th, PetSmart, Trader Joe's
159	Skokie, IL	Village Crossing	1989	2007	15%	449	$8,334	$20.44	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Jewel (Not Owned), Michaels, OfficeMax, PetSmart

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
160	Tinley Park, IL	Brookside Marketplace	2013	2012	100%	317	$4,688	$14.84	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
161	Evansville, IN	East Lloyd Commons	2005	2007	100%	160	$2,325	$14.56	Best Buy, Gordmans, Michaels
162	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,074	$13.37	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), hhgregg (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)
163	South Bend, IN	Broadmoor Plaza	1987	2007	20%	115	$1,279	$11.85	Kroger

	Iowa
164	Cedar Rapids, IA	Northland Square	1984	1998	100%	187	$2,240	$11.97	Barnes & Noble, Kohl's, OfficeMax, T.J. Maxx

	Kansas
165	Merriam, KS	Merriam Village	2005	2004	100%	418	$5,484	$13.36	Cinemark, Dick's Sporting Goods, Hen House, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Maine
166	Brunswick, ME	Cook's Corner(2)	1965	1997	100%	305	$2,074	$7.95	Big Lots, Regal Cinemas, Sears, T.J. Maxx

	Maryland
167	Bowie, MD	Duvall Village	1998	2007	100%	88	$486	$24.66	—
168	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$2,059	$9.87	Burlington, HomeGoods, Regency Furniture
169	Salisbury, MD	The Commons	1999	DEV	100%	130	$1,959	$15.05	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
170	Upper Marlboro, MD	Largo Town Center	1991	2007	20%	277	$3,969	$16.06	Marshalls, Regency Furniture, Shoppers Food Warehouse
171	White Marsh, MD	Costco Plaza	1992	2007	15%	210	$1,546	$7.37	Big Lots, Costco, Home Depot (Not Owned), Pep Boys, PetSmart

	Massachusetts
172	Boston, MA	Gateway Center	2001	DEV	100%	354	$4,916	$14.89	Babies "R" Us, Costco (Not Owned), Home Depot, Michaels, Old Navy, Target (Not Owned)
173	Boston, MA	Shoppers World	1994	1995	100%	783	$17,483	$23.54	A.C. Moore, AMC Theatres, Babies "R" Us, Barnes & Noble, Best Buy, Bob's Stores, DSW, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, Sports Authority, T.J. Maxx, Toys "R" Us
174	Springfield, MA	Riverdale Shops	2003	2007	20%	274	$3,670	$14.04	Kohl's, Stop & Shop

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Michigan
175	Allen Park, MI	Fairlane Green	2005	2014	5%	270	$4,940	$18.29	Barnes & Noble, Bed Bath & Beyond, Home Depot (Not Owned), Meijer (Not Owned), Michaels, T.J. Maxx, Target (Not Owned)
176	Chesterfield, MI	Waterside Marketplace	2007	2014	5%	291	$3,493	$13.19	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), Jo-Ann, Lowe's (Not Owned), T.J. Maxx
177	Grand Rapids, MI	Green Ridge Square	1995	1995	100%	216	$2,843	$13.28	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys "R" Us (Not Owned)
178	Grandville, MI	Grandville Marketplace	2003	2003	100%	224	$2,150	$10.59	Gander Mountain, Hobby Lobby, Lowe's (Not Owned), OfficeMax
179	Lansing, MI	The Marketplace at Delta Township	2013	2003	100%	174	$2,289	$13.29	Gander Mountain, Lowe's (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
180	Monroe, MI	Telegraph Plaza	2005	2014	5%	141	$1,192	$9.36	Kohl's, Lowe's (Not Owned), PetSmart, T.J. Maxx
181	Saginaw, MI	Valley Center	1994	2014	5%	409	$3,363	$9.25	Babies "R" Us, Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, Michaels, PetSmart, T.J. Maxx
182	Sault St. Marie, MI	Cascade Crossing	1998	1994	100%	266	$1,551	$7.76	Dunham's, Glen's Market, JCPenney, T.J. Maxx
183	Utica, MI	Shelby Corners	1987	2014	5%	76	$475	$6.70	buybuy BABY, Christmas Tree Shops, Dollar Tree (Not Owned), Planet Fitness (Not Owned), Target (Not Owned)

	Minnesota
184	Coon Rapids, MN	Riverdale Village	2003	DEV	100%	788	$10,376	$13.21	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, Sears, T.J. Maxx
185	Maple Grove, MN	Maple Grove Crossing	2002	1996	100%	266	$2,853	$12.08	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
186	St. Paul, MN	Midway Marketplace	1995	1997	100%	324	$2,766	$8.53	Cub Foods, Herberger's (Not Owned), LA Fitness, T.J. Maxx, Walmart

	Mississippi
187	Gulfport, MS	Crossroads Center(2)	1999	2003	100%	555	$6,273	$11.46	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Forever 21, Michaels, Ross Dress for Less, T.J. Maxx
188	Jackson, MS	The Junction	1996	2003	100%	108	$1,098	$11.24	Home Depot (Not Owned), PetSmart, Target (Not Owned)
189	Tupelo, MS	Big Oaks Crossing	1992	1994	100%	348	$1,994	$5.97	Jo-Ann, Sam's Club, Walmart

	Missouri
190	Arnold, MO	Jefferson County Plaza	2002	DEV	100%	42	$396	$10.46	Home Depot (Not Owned), Target (Not Owned), Xist Fitness
191	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$4,987	$14.76	Bed Bath & Beyond, Micro Center, PetSmart, Target, Trader Joe's
192	Independence, MO	Independence Commons	1999	1995	100%	386	$5,332	$14.19	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less
193	Springfield, MO	Morris Corners(2)	1989	1998	100%	56	$658	$11.75	Toys "R" Us/Babies "R" Us
194	St. Louis, MO	Southtown Centre	2012	1998	100%	88	$1,269	$16.44	OfficeMax

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Nevada
195	Reno, NV	Del Monte Plaza	1988	2014	5%	83	$1,406	$16.98	Macy's Furniture Gallery (Not Owned), OfficeMax (Not Owned), Sierra Trading Post, Whole Foods
196	Reno, NV	Reno Riverside	2000	2000	100%	52	$667	$13.05	Century Theatre

	New Hampshire
197	Seabrook, NH	Seabrook Commons	2014	DEV	100%	175	$3,037	$18.21	Dick's Sporting Goods, Walmart (Not Owned)

	New Jersey
198	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,778	$19.03	Costco (Not Owned), HomeGoods, Sports Authority, Target (Not Owned)

199	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	78	$1,993	$25.73	Whole Foods
200	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$634	$30.56	Sam's Club (Not Owned), Walmart (Not Owned)
201	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	532	$9,427	$17.73	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
202	Lumberton, NJ	Crossroads Plaza	2003	2007	20%	100	$1,819	$18.25	Lowe's (Not Owned), ShopRite
203	Lyndhurst, NY	Lewandowski Commons	1998	2007	20%	78	$1,537	$22.65	Stop & Shop
204	Mays Landing, NJ	Hamilton Commons	2001	2004	100%	397	$6,234	$16.53	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress for Less, Sports Authority
205	Mays Landing, NJ	Wrangleboro Consumer Square	1997	2004	100%	842	$10,425	$12.68	Babies "R" Us, Best Buy, BJ's Wholesale Club, Books-A-Million, Christmas Tree Shops, Dick's Sporting Goods, Just Cabinets, Kohl's, Michaels, PetSmart, Staples, Target
206	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	598	$9,608	$16.39	Babies "R" Us, Best Buy, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, Kohl's, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegmans
207	Union, NJ	Route 22 Retail Center	1997	2007	100%	112	$2,108	$18.78	Babies "R" Us, Dick's Sporting Goods, Target (Not Owned)
208	West Long Branch, NJ	Consumer Centre	1993	2004	100%	292	$2,775	$11.78	buybuy BABY, Home Depot, PetSmart, Sports Authority
209	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	89	$486	$20.12	—

	New Mexico
210	Alamogordo, NM	Tractor Supply	2011	2014	5%	19	$226	$11.83	—

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	New York
211	Amherst, NY	Burlington Plaza(2)	1998	2004	100%	179	$1,745	$10.96	Burlington, Jo-Ann
212	Big Flats, NY	Big Flats Consumer Square	2014	2004	100%	577	$5,521	$9.97	Barnes & Noble, Bed Bath & Beyond, Field & Stream, Hobby Lobby, Michaels, Sam's Club, Staples, T.J. Maxx, Tops Markets
213	Buffalo, NY	Delaware Consumer Square(2)	1995	2004	100%	238	$2,156	$9.43	CW Price, OfficeMax, Target
214	Buffalo, NY	Elmwood Regal Center	1997	2004	100%	127	$1,470	$16.33	Regal Cinemas
215	Cheektowaga, NY	Thruway Plaza	2004	2004	100%	390	$2,740	$8.30	Fallas, Home Depot (Not Owned), Tops Markets, Value City Furniture, Walmart
216	Gates, NY	Westgate Plaza	1998	2004	100%	332	$3,140	$10.46	Walmart
217	Hamburg, NY	BJ's Plaza(2)	1997	2004	100%	176	$2,182	$12.40	BJ's Wholesale Club, OfficeMax
218	Hamburg, NY	McKinley Mall Outparcels	2014	2004	100%	85	$555	$15.85	LA Fitness
219	Hamburg, NY	McKinley Milestrip(2)	2000	2004	100%	240	$3,027	$12.87	Home Depot, Jo-Ann
220	Hempstead, NY	The Hub	2001	2015	5%	249	$3,311	$13.74	Super Stop & Shop, Home Depot
221	Horseheads, NY	Southern Tier Crossing	2008	DEV	100%	175	$2,470	$15.82	Aldi (Not Owned), Dick's Sporting Goods, Jo-Ann, Kohl's (Not Owned), Walmart (Not Owned)
222	Ithaca, NY	Tops Plaza	2003	2004	100%	230	$3,478	$15.57	Barnes & Noble, Michaels, Ollie's Bargain Outlet, Tops Markets
223	Lockport, NY	Tops Plaza	1993	2004	100%	297	$1,716	$11.20	T.J. Maxx, Tops Markets
224	Niskayuna, NY	Mohawk Commons	2002	2004	100%	405	$5,207	$12.92	Bed Bath & Beyond, Lowe's, Marshalls, Price Chopper, Target (Not Owned)
225	Olean, NY	Walmart Plaza	2004	2004	100%	353	$2,463	$7.09	BJ's Wholesale Club, Carmike 8, Home Depot (Not Owned), Walmart
226	Rome, NY	Freedom Plaza	2006	2004	100%	182	$953	$6.02	JCPenney, Marshalls, Tops Markets
227	West Seneca, NY	Home Depot Plaza(2)	1995	2004	100%	139	$1,331	$10.78	Home Depot
228	Williamsville, NY	Williamsville Place	2003	2004	100%	103	$1,313	$16.07	—

	North Carolina
229	Apex, NC	Beaver Creek Crossings	2006	DEV	100%	321	$5,120	$16.11	Burke's Outlet, Dick's Sporting Goods, Regal Beaver Creek 12, T.J. Maxx
230	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	132	$2,783	$21.32	Harris Teeter
231	Charlotte, NC	Belgate Shopping Center	2013	DEV	100%	183	$2,711	$14.79	Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart
232	Charlotte, NC	Carolina Pavilion	1997	2012	100%	726	$8,603	$11.93

AMC Theatres, Babies "R" Us, Bed Bath & Beyond, Big Lots, buybuy BABY, Conn's, Golfsmith, hhgregg, Jo-Ann, Kohl's, Nordstrom Rack, Old Navy, Ross Dress for Less, Sears Outlet, Target (Not Owned), Value City Furniture

233	Charlotte, NC	Cotswold Village	2013	2011	100%	261	$5,615	$21.74	Harris Teeter, Marshalls, PetSmart
234	Charlotte, NC	Terraces at Southpark	1998	2011	100%	29	$827	$31.75	—

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
235	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,279	$12.00	Lowes Foods
236	Cornelius, NC	The Shops at the Fresh Market	2001	2007	100%	130	$1,301	$11.10	Stein Mart, The Fresh Market
237	Durham, NC	Patterson Place	2004	2007	20%	161	$2,519	$15.65	A.C. Moore, Bed Bath & Beyond, DSW, Home Depot (Not Owned), Kohl's (Not Owned), Kroger (Not Owned)
238	Durham, NC	South Square	2005	2007	20%	110	$1,848	$16.86	Office Depot, Ross Dress for Less, Sam's Club (Not Owned), Target (Not Owned)
239	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$3,305	$12.07	Christmas Tree Shops, Dick's Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
240	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$835	$17.03	Harris Teeter
241	Greensboro, NC	Wendover Village	2004	2007	100%	36	$1,108	$30.85	Costco (Not Owned)
242	Greensboro, NC	Wendover Village	2013	2007	20%	136	$1,930	$14.21	Bed Bath & Beyond, Golfsmith, T.J. Maxx
243	Huntersville, NC	Birkdale Village	2003	2007	15%	299	$7,057	$26.09	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
244	Huntersville, NC	Rosedale Shopping Center	2000	2007	20%	119	$1,993	$16.73	Harris Teeter
245	Madison, NC	CVS	1998	2014	5%	10	$164	$16.19	—
246	Mooresville, NC	Mooresville Consumer Square	2006	2004	100%	472	$3,885	$8.62	Amstar Entertainment 14 (Not Owned), Gander Mountain, Ollie's Bargain Outlet, Walmart
247	Mooresville, NC	Winslow Bay Commons	2003	2007	15%	268	$3,699	$14.15	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
248	New Bern, NC	Rivertowne Square	1999	IPO	100%	75	$917	$12.18	PetSmart, Walmart (Not Owned)
249	Raleigh, NC	Alexander Place	2004	2007	15%	198	$3,055	$15.65	hhgregg, Kohl's, Walmart (Not Owned)
250	Raleigh, NC	Capital Crossing	1995	2007	100%	83	$202	$10.00	At Home (Not Owned), Lowe's (Not Owned), PetSmart (Not Owned), Sam's Club (Not Owned), Staples
251	Raleigh, NC	Poyner Place	2012	2012	100%	254	$3,735	$15.69	Cost Plus World Market, Old Navy, Ross Dress for Less, Shoe Carnival, Target (Not Owned), Toys "R" Us/Babies "R" Us
252	Salisbury, NC	Alexander Pointe	1997	2007	20%	58	$674	$11.68	Harris Teeter
253	Wilmington, NC	University Centre	2001	IPO	100%	418	$3,983	$10.34	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
254	Winston Salem, NC	Harper Hill Commons	2004	2007	20%	97	$873	$11.42	Harris Teeter
255	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$924	$13.00	Lowes Foods
256	Winston Salem, NC	Walmart	1998	2007	100%	205	$1,404	$6.85	Walmart

	North Dakota
257	Bismarck, ND	Pinehurst Square	2005	2014	5%	69	$930	$13.46	Best Buy, Kohl's (Not Owned), Lowe's (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Ohio
258	Aurora, OH	Barrington Town Center	2004	DEV	100%	113	$1,305	$11.93	Cinemark, Heinen's (Not Owned)
259	Bellevue, OH	CVS	1998	2014	5%	10	$147	$14.46	—
260	Boardman, OH	Southland Crossings	1997	DEV	100%	537	$4,046	$7.82	Babies "R" Us, DSW, Giant Eagle, Lowe's, Pat Catan's, PetSmart, Staples, Walmart
261	Bowling Green, OH	Shoppes on South Main	1978	2014	5%	111	$958	$10.64	Home Depot (Not Owned), T.J. Maxx
262	Canton, OH	Walmart	1998	2007	100%	200	$1,190	$5.95	Walmart
263	Cincinnati, OH	Indian Springs Market Center	2006	2013	100%	146	$772	$5.28	hhgregg, Kohl's, Office Depot, Walmart (Not Owned)
264	Cincinnati, OH	Kroger	1998	2007	100%	58	$567	$9.83	Kroger
265	Cincinnati, OH	Sycamore Crossing & Sycamore Plaza	2008	2013	100%	424	$5,581	$18.39	Macy's Furniture Gallery, T.J. Maxx, The Fresh Market, Toys "R" Us/Babies "R" Us
266	Cincinnati, OH	Waterstone Center	1998	2014	100%	164	$2,354	$14.86	Barnes & Noble, Bassett Home Furnishings, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
267	Cincinnati, OH	Western Hills Square	1998	2014	5%	34	$420	$12.51	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
268	Columbus, OH	Easton Market	2013	1998	100%	508	$6,517	$15.73	Bed Bath & Beyond, buybuy BABY, DSW, Golfsmith, Kittle's Home Furnishings, Michaels, Nordstrom Rack, PetSmart, Staples, T.J. Maxx
269	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	111	$1,581	$14.27	Giant Eagle
270	Columbus, OH	Lennox Town Center	1997	1998	50%	353	$4,094	$11.60	AMC Theatres, Barnes & Noble, Staples, Target
271	Columbus, OH	Polaris Towne Center	1999	2011	100%	454	$7,447	$16.52	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
272	Columbus, OH	Sun Center	1995	1998	79%	316	$4,346	$13.75	Ashley Furniture HomeStore, Babies "R" Us, Michaels, Staples, Stein Mart, Whole Foods
273	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,166	$16.07	Giant Eagle
274	Grove City, OH	Derby Square	1992	1998	20%	125	$1,341	$10.70	Giant Eagle
275	Huber Heights, OH	North Heights Plaza	1990	1993	100%	182	$2,114	$12.05	Bed Bath & Beyond (Not Owned), Big Lots, Dick's Sporting Goods, hhgregg, Hobby Lobby (Not Owned), Sears Outlet (Not Owned)
276	Lewis Center, OH	Powell Center	2000	2014	5%	202	$2,724	$13.49	Giant Eagle, HomeGoods, Marshalls, Michaels
277	Macedonia, OH	Macedonia Commons	1994	1994	100%	312	$4,269	$14.26	Cinemark, Home Depot (Not Owned), Hobby Lobby, Kohl's, Walmart (Not Owned)
278	North Canton, OH	Belden Park Crossings	2003	DEV	100%	481	$6,065	$12.62	Dick's Sporting Goods, DSW, hhgregg, Jo-Ann, Kohl's, PetSmart, Target (Not Owned), Value City Furniture
279	North Olmsted, OH	Great Northern Plaza	2013	1997	100%	631	$8,260	$13.65	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K&G Fashion Superstore, Marc's, PetSmart
280	Solon, OH	Uptown Solon	1998	DEV	100%	182	$2,875	$16.12	Bed Bath & Beyond, Mustard Seed Market & Cafe
281	Stow, OH	Stow Community Center	2008	DEV	100%	401	$4,320	$10.98	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
282	Toledo, OH	North Towne Commons	1995	2004	100%	80	$501	$6.25	Dick's Sporting Goods, Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
283	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,731	$10.99	Babies "R" Us, Bed Bath & Beyond, Gander Mountain, Kohl's, Old Navy
284	Westlake, OH	West Bay Plaza	2000	IPO	100%	162	$1,087	$14.78	Marc's

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Oregon
285	Portland, OR	Tanasbourne Town Center	2001	1996	100%	310	$4,710	$19.35	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sports Authority (Not Owned), Target (Not Owned)

	Pennsylvania
286	Allentown, PA	West Valley Marketplace	2004	2003	100%	259	$2,707	$10.79	Walmart
287	Downingtown, PA	Ashbridge Square	1999	2015	5%	386	$3,942	$10.93	Best Buy, Christmas Tree Shops, Home Depot, Jo-Ann, Staples
288	Easton, PA	Southmont Plaza	2004	2015	5%	251	$3,794	$15.38	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples
289	Erie, PA	Peach Street Marketplace(2)	2012	DEV	100%	715	$6,976	$9.81	Babies "R" Us, Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
290	Jenkintown, PA	Noble Town Center	1999	2014	100%	168	$2,589	$15.82	AFC Fitness, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Stein Mart
291	King Of Prussia, PA	Overlook at King of Prussia	2002	2007	15%	194	$5,170	$27.65	Best Buy, Nordstrom Rack, United Artists Theatre
292	Mechanicsburg, PA	Silver Springs Square	2001	2013	100%	343	$5,921	$17.43	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned), Wegmans
293	Uniontown, PA	Widewater Commons	2008	2014	5%	47	$581	$14.14	PetSmart, Target (Not Owned)

	Puerto Rico
294	Arecibo, PR	Plaza del Atlantico	1993	2005	100%	223	$2,426	$12.68	Capri Del Atlantico, Kmart
295	Bayamon, PR	Plaza del Sol	2014	2005	100%	612	$16,771	$33.76	Bed Bath & Beyond, Caribbean Cinemas, H & M, Home Depot (Not Owned), Old Navy, Walmart
296	Bayamon, PR	Plaza Rio Hondo	2015	2005	100%	555	$13,531	$26.35	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
297	Bayamon, PR	Rexville Plaza	2012	2005	100%	131	$1,895	$15.65	Marshalls, Tiendas Capri
298	Carolina, PR	Plaza Escorial	1997	2005	100%	524	$8,517	$16.62	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
299	Cayey, PR	Plaza Cayey	2004	2005	100%	313	$3,027	$10.01	Caribbean Cinemas (Not Owned), Walmart
300	Fajardo, PR	Plaza Fajardo	2013	2005	100%	274	$4,420	$17.71	Econo, Walmart
301	Guayama, PR	Plaza Walmart	1994	2005	100%	164	$1,363	$9.60	Walmart
302	Hatillo, PR	Plaza del Norte	2012	2005	100%	682	$12,360	$18.99	Caribbean Cinemas, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys "R" Us/Babies "R" Us
303	Humacao, PR	Plaza Palma Real	1995	2005	100%	449	$7,961	$17.94	Capri, JCPenney, Marshalls, Pep Boys, Walmart
304	Isabela, PR	Plaza Isabela	1994	2005	100%	259	$4,165	$16.37	Selectos Supermarket, Walmart
305	Rio Piedras, PR	Senorial Plaza	2010	2005	100%	202	$2,393	$19.78	Pueblo
306	San German, PR	Plaza del Oeste	1991	2005	100%	234	$2,927	$12.98	Econo, Kmart, Pep Boys
307	Vega Baja, PR	Plaza Vega Baja	1990	2005	100%	185	$1,010	$12.88	Econo

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Rhode Island
308	Warwick, RI	Warwick Center	2004	2007	15%	153	$2,612	$19.14	Barnes & Noble, Dick's Sporting Goods, DSW

	South Carolina
309	Anderson, SC	Midtowne Park	2008	2014	5%	167	$1,949	$11.64	Dick's Sporting Goods, Kohl's, Staples
310	Charleston, SC	Ashley Crossing	2011	2003	100%	188	$1,636	$9.13	Food Lion, Jo-Ann, Kohl's, Marshalls
311	Columbia, SC	Columbiana Station	2003	2007	15%	375	$5,370	$14.96	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
312	Columbia, SC	Harbison Court	2015	2002	100%	242	$3,302	$13.81	Babies "R" Us (Not Owned), Golfsmith, Marshalls, Nordstrom Rack, Ross Dress for Less
313	Greenville, SC	Hobby Lobby Center	2004	2014	5%	69	$620	$8.99	Hobby Lobby, Walmart (Not Owned)
314	Greenville, SC	The Point	2005	2007	20%	104	$1,695	$16.70	REI, Whole Foods
315	Greenville, SC	Walmart	1998	2007	100%	200	$1,273	$6.36	Walmart
316	Lexington, SC	Lexington Place	2003	2007	100%	83	$986	$11.85	Kohl's (Not Owned), Office Depot (Not Owned), Publix (Not Owned), Ross Dress for Less, T.J. Maxx
317	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	210	$2,184	$12.19	Marshalls, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
318	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	140	$1,713	$12.79	Kroger
319	Simpsonville, SC	Fairview Station	1990	1994	100%	153	$1,024	$6.77	Ingles, Kohl's
320	Taylors, SC	Hampton Point	1993	2007	100%	58	$456	$8.10	—
321	Taylors, SC	North Hampton Market	2004	2007	20%	115	$1,313	$12.10	Hobby Lobby, Target (Not Owned)

	Tennessee
322	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$2,769	$13.98	Best Buy, DSW, Ross Dress for Less
323	Cleveland, TN	Cleveland Towne Center	2008	2014	5%	153	$1,868	$12.52	Bed Bath & Beyond, Electronic Express, Kohl's (Not Owned), Michaels, Ross Dress for Less, Target (Not Owned)
324	Hendersonville, TN	Lowe's Home Improvement	1999	2003	100%	129	$1,140	$8.83	Lowe's
325	Knoxville, TN	Pavilion of Turkey Creek	2001	2007	15%	277	$3,979	$14.44	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)
326	Knoxville, TN	Town & Country Commons(2)	1997	2007	15%	655	$6,485	$10.20	Best Buy, Burke's Outlet, Carmike Cinemas, Conn's, Dick's Sporting Goods, Jo-Ann, Lowe's, Staples, Tuesday Morning
327	Memphis, TN	American Way	1988	2007	20%	110	$771	$7.84	—
328	Morristown, TN	Crossroads Square	2004	2007	20%	70	$145	$8.29	OfficeMax (Not Owned)
329	Nashville, TN	Bellevue Place	2003	2007	15%	77	$860	$12.17	Bed Bath & Beyond, Home Depot (Not Owned), Michaels
330	Nashville, TN	Willowbrook Commons	2005	2007	20%	94	$655	$7.94	Kroger
331	Oakland, TN	Oakland Market Place	2004	2007	20%	65	$437	$7.07	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Texas
332	Burleson, TX	McAlister Square	2007	2014	5%	169	$1,609	$10.57	Academy Sports, Party City
333	Cedar Hill, TX	Cedar Hill Village	2002	2014	5%	44	$760	$17.20	24 Hour Fitness, JCPenney (Not Owned)
334	Fort Worth, TX	Eastchase Market	1997	2014	5%	262	$2,639	$10.98	Aldi (Not Owned), AMC Theatres, Burke's Outlet, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
335	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,235	$16.45	DSW, LA Fitness, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
336	Houston, TX	Greenway Commons	2008	2014	5%	253	$4,750	$18.76	Costco, LA Fitness
337	Houston, TX	Willowbrook Plaza	2014	2015	100%	385	$4,952	$14.84	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market
338	Irving, TX	MacArthur Marketplace	2004	2003	100%	252	$2,399	$9.53	Hollywood Theatres, Kohl's, Sam's Club (Not Owned), Walmart (Not Owned)
339	Kyle, TX	Kyle Crossing	2010	DEV	100%	122	$2,145	$18.72	Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned)
340	Kyle, TX	Kyle Marketplace	2007	2014	5%	226	$3,437	$15.88	H-E-B Plus!
341	Mesquite, TX	The Marketplace at Towne Centre	2001	2003	100%	173	$2,542	$15.85	Cavender's (Not Owned), Home Depot (Not Owned), Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less
342	Pasadena, TX	Kroger Junction	1984	2007	20%	81	$471	$7.45	Kroger
343	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$5,421	$12.37	Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
344	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$2,008	$19.01	Ross Dress for Less, Target (Not Owned)
345	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	211	$4,794	$26.50	Alamo Drafthouse Cinema
346	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	236	$3,343	$15.44	Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
347	Chester, VA	Bermuda Square	1978	2003	100%	118	$1,351	$16.54	Martin's
348	Dumfries, VA	Fortuna Center Plaza	2006	2013	100%	105	$1,641	$15.98	Shoppers Food Warehouse, Target (Not Owned)
349	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$4,937	$19.79	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
350	Glen Allen, VA	Creeks at Virginia Centre	2002	2007	15%	266	$3,882	$14.95	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
351	Midlothian, VA	Chesterfield Crossing	2000	2007	100%	89	$1,042	$15.72	Home Depot (Not Owned), Walmart (Not Owned)
352	Midlothian, VA	Commonwealth Center	2002	2007	100%	166	$2,617	$15.80	Michaels, Stein Mart, The Fresh Market
353	Newport News, VA	Denbigh Village	2006	2007	100%	341	$1,817	$7.43	Burlington
354	Newport News, VA	Jefferson Plaza	1999	2007	100%	47	$816	$17.36	Costco (Not Owned), The Fresh Market
355	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,678	$21.87	Barnes & Noble, Regal Cinemas

DDR Corp.

Shopping Center Property List at December 31, 2015

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
356	Richmond, VA	White Oak Village	2008	2014	5%	432	$5,932	$15.47	JCPenney, K&G Fashion Superstore, Lowes (Not Owned), Martin's, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned)
357	Springfield, VA	Springfield Center	1999	2007	100%	177	$3,572	$20.20	Barnes & Noble, Bed Bath & Beyond, DSW, hhgregg, Michaels, The Tile Shop
358	Virginia Beach, VA	Indian Lakes Crossing	2008	2014	5%	71	$1,003	$15.09	Harris Teeter
359	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$245	$3.62	Kroger
360	Waynesboro, VA	Waynesboro Commons	1993	2007	20%	52	$437	$8.34	Kroger
361	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,521	$10.89	Books-A-Million, HomeGoods, Kohl's, Martin's
362	Winchester, VA	Winchester Station	2005	2014	5%	183	$2,615	$14.41	Bed Bath & Beyond, hhgregg, Michaels, Ross Dress for Less, Walmart (Not Owned)

	Washington
363	Bellingham, WA	PetSmart	1993	2014	5%	25	$294	$11.61	Michaels (Not Owned), PetSmart
364	Vancouver, WA	Orchards Market Center	2005	2013	100%	178	$2,757	$15.91	Big 5 Sporting Goods (Not Owned), Jo-Ann, LA Fitness, Office Depot, Sportsman's Warehouse

	Wisconsin
365	Brookfield, WI	Shoppers World Brookfield	1967	2003	100%	203	$1,723	$10.70	Burlington, Pick 'n Save (Not Owned), Ross Dress for Less, Xperience Fitness
366	Brown Deer, WI	Marketplace of Brown Deer	1989	2003	100%	405	$3,369	$9.19	Burlington, hhgregg, Kohl's, Michaels, OfficeMax, Pick 'n Save, T.J. Maxx
367	West Allis, WI	West Allis Center	1968	2003	100%	264	$1,605	$6.19	Kohl's, Marshalls/HomeGoods, Menards (Not Owned), Pick 'n Save

(1)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2015.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company
David J. Oakes	37	President and Chief Executive Officer
Luke J. Petherbridge	36	Chief Financial Officer and Treasurer
Paul W. Freddo	60	Senior Executive Vice President of Leasing and Development
Christa A. Vesy	45	Executive Vice President and Chief Accounting Officer

David J. Oakes was appointed Chief Executive Officer and a Director of the Company on February 10, 2015, and continues to serve as President, a position in which he has served since January 2013. Mr. Oakes had served as Chief Financial Officer from January 2013 to March 2015, Senior Executive Vice President and Chief Financial Officer from February 2010 to December 2012, Senior Executive Vice President of Finance and Chief Investment Officer from December 2008 to February 2010 and Executive Vice President of Finance and Chief Investment Officer from May 2007 to December 2008.  Prior to joining the Company, Mr. Oakes served as Senior Vice President and Portfolio Manager at Cohen & Steers Capital Management, an investment firm, from April 2002 through March 2007.  In his role, Mr. Oakes oversaw the firm's global and international real estate securities portfolios for the oldest and largest dedicated real estate securities fund manager.  Previously, Mr. Oakes worked as a Research Analyst in global investment research at Goldman Sachs, where he covered U.S. REITs.

Luke J. Petherbridge was appointed Chief Financial Officer on March 1, 2015, and continues to serve as Treasurer, a position in which he has served since January 2013.  Mr. Petherbridge had served as Executive Vice President of Capital Markets and Treasurer from January 2013 to February 2015 and Senior Vice President of Capital Markets from December 2011 to January 2013.  Prior to joining the Company, Mr. Petherbridge served as the Chief Executive Officer and Director of shopping center owner EDT Retail Trust (formerly Macquarie DDR Trust), a company which had been publicly traded on the Australian Stock Exchange and previously managed in a joint venture between DDR and Macquarie Group. Before that, Mr. Petherbridge served as director of transactions with boutique real estate investment company Rubicon Asset Management. While in this role, Mr. Petherbridge worked on transactions focusing on United States, European and Japanese real estate and real estate structured finance.

Paul W. Freddo was appointed Senior Executive Vice President of Leasing and Development in December 2008.  Mr. Freddo joined the Company in August 2008 and served as Senior Vice President of Development-Western Region from August 2008 to December 2008.  Prior to joining the Company, Mr. Freddo served as Vice President and Director of Real Estate for J.C. Penney Company, Inc., a retail department store, from January 2004 through August 2008 and in other various roles at J.C. Penney since 1978.

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2015
First	$20.405	$18.09	$0.1725
Second	19.115	15.44	0.1725
Third	16.94	14.71	0.1725
Fourth	17.46	15.25	0.1725
2014
First	$16.88	$14.97	$0.155
Second	17.92	16.26	0.155
Third	18.37	16.22	0.155
Fourth	18.84	16.47	0.155

As of February 12, 2016, there were 6,720 record holders and approximately 30,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2016 dividend policy that it believes will continue to result in significant free cash flow, while still adhering to REIT payout requirements.  In January 2016, the Company declared its first-quarter 2016 dividend of $0.19 per common share, which represents an increase of 10.1% from the first quarter of 2015, payable on April 5, 2016, to shareholders of record at the close of business on March 10, 2016.

The decision to declare and pay dividends on the common shares in 2016, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.  The Company is required by the Code to distribute at least 90% of its REIT taxable income.  The Company intends to continue to declare quarterly dividends on its common shares; however, there can be no assurances as to the timing and amounts of future dividends.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as with ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2015, approximately 57% of the Company’s distributions to shareholders constituted a return of capital and approximately 43% constituted taxable ordinary income dividends.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2015	938	$15.38	—	—
November 1–30, 2015	3,324	16.97	—	—
December 1–31, 2015	28,205	16.84	—	—
Total	32,467	$16.81	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.  The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Revenues	$1,028,071	$985,675	$829,935	$707,087	$658,807
Expenses:
Rental operations	293,693	281,107	239,179	208,261	198,906
Impairment charges	279,021	29,175	19,044	46,741	63,161
General and administrative	73,382	84,484	79,556	76,444	85,221
Depreciation and amortization	402,045	402,825	296,560	219,902	187,907
	1,048,141	797,591	634,339	551,348	535,195
Interest income	29,213	15,927	23,541	15,800	9,832
Interest expense	(241,727)	(237,120)	(214,370)	(197,641)	(194,825)
Loss on debt retirement, net	—	—	—	(13,495)	(89)
Gain on equity derivative instruments	—	—	—	—	21,926
Other income (expense), net	(1,739)	(12,262)	(6,408)	(17,806)	(4,987)
	(214,253)	(233,455)	(197,237)	(213,142)	(168,143)
Loss before earnings from equity method investments and other items	(234,323)	(45,371)	(1,641)	(57,403)	(44,531)
Equity in net (loss) income of joint ventures	(3,135)	10,989	6,819	35,250	13,734
Impairment of joint venture investments	(1,909)	(30,652)	(980)	(26,671)	(2,921)
Gain on sale and change in control of interests, net	7,772	87,996	19,906	78,127	25,170
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(6,286)	(1,855)	(2,685)	(1,131)	(973)
(Loss) income from continuing operations	(237,881)	21,107	21,419	28,172	(9,521)
Income (loss) from discontinued operations	—	89,398	(31,267)	(59,364)	(16,955)
(Loss) income before gain on disposition of real estate	(237,881)	110,505	(9,848)	(31,192)	(26,476)
Gain on disposition of real estate, net of tax	167,571	3,060	467	5,863	7,079
Net (loss) income	$(70,310)	$113,565	$(9,381)	$(25,329)	$(19,397)
(Income) loss attributable to non-controlling interests, net	(1,858)	3,717	(794)	(493)	3,543
Net (loss) income attributable to DDR	$(72,168)	$117,282	$(10,175)	$(25,822)	$(15,854)

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings per share data – Basic:
Loss from continuing operations attributable to common shareholders	$(0.27)	$0.00	$(0.04)	$(0.01)	$(0.14)
Income (loss) from discontinued operations attributable to DDR shareholders	—	0.25	(0.10)	(0.20)	(0.06)
Net (loss) income attributable to common shareholders	$(0.27)	$0.25	$(0.14)	$(0.21)	$(0.20)
Weighted-average number of common shares	360,946	358,122	326,426	291,726	270,278
Earnings per share data – Diluted:
Loss from continuing operations attributable to common shareholders	$(0.27)	$0.00	$(0.04)	$(0.01)	$(0.22)
Income (loss) from discontinued operations attributable to DDR shareholders	—	0.25	(0.10)	(0.20)	(0.06)
Net (loss) income attributable to common shareholders	$(0.27)	$0.25	$(0.14)	$(0.21)	$(0.28)
Weighted-average number of common shares	360,946	358,122	326,426	291,726	271,472
Dividends declared	$0.69	$0.62	$0.54	$0.48	$0.22

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Real estate (at cost)	$10,128,199	$10,335,785	$10,228,061	$8,639,111	$8,270,106
Real estate, net of accumulated depreciation	8,065,300	8,426,200	8,401,082	6,968,394	6,719,063
Investments in and advances to joint ventures	467,732	414,848	448,008	613,017	353,907
Total assets(A)	9,097,088	9,519,412	9,662,992	8,022,750	7,436,532
Total debt(A)	5,139,537	5,212,224	5,264,593	4,286,056	4,071,691
Equity	3,463,469	3,797,528	3,927,879	3,366,460	3,077,892

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$434,587	$420,282	$373,974	$304,196	$273,195
Investing activities	(54,488)	153,196	(897,859)	(588,430)	200,696
Financing activities	(378,772)	(638,635)	579,319	274,763	(451,854)

(A)

Amounts restated for the reclassification of deferred charges in accordance with Accounting Standards Update No. 2015-13. This standard is more fully described in Note 1, “Summary of Significant Accounting Policies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of December 31, 2015, the Company’s portfolio consisted of 367 shopping centers (including 169 shopping centers owned through joint ventures).  These properties consist of 353 shopping centers owned in the United States and 14 in Puerto Rico.  At December 31, 2015, the Company owned and managed more than 115 million total square feet of gross leasable area (“GLA”), which includes all of the aforementioned properties.  The Company also owns more than 1,000 acres of undeveloped land, including interests in land.  At December 31, 2015, the aggregate occupancy of the Company’s operating shopping center portfolio was 93.3%, and the average annualized base rent per occupied square foot was $14.48.

Current Strategy

The Company has positioned itself for growth by enhancing the quality of its portfolio, lowering its risk profile and simplifying its structure and investments.  The Company is focused on creating shareholder value through capital allocation that should translate into net asset value growth over time.  A key to achieving this objective is the continued recycling of proceeds from the sale of bottom tier assets, as the Company believes the current pricing environment for its property type remains favorable.  The Company has accelerated the sale of assets not considered to have long-term growth potential and re-evaluated the targeted risk-return criteria for investing in development/redevelopments and new acquisitions of prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”, “Prime Portfolio” or “Prime Assets”).  The Company seeks to invest in Prime Assets that will continue to improve portfolio quality, credit quality of cash flows and property-level operating results.  Overall, the Company seeks to hold market-dominant, quality assets in the top MSAs where retailers want to locate their stores.  The Company leases space to retailers that it believes are winning market share and that are most successful in adapting to an omni-channel retailing world. DDR is an organization that strives to be focused, fast and frugal in a constantly evolving retail landscape.

In addition to transactional activity, growth opportunities include continued lease-up of the portfolio, as well as selective redevelopment projects.  Further lease-up opportunities include recapturing prime units occupied by weaker retailers, consolidating small shops to accommodate high credit quality tenants, and downsizing junior anchors to enhance the merchandising mix of the assets, providing retailers with the preferred footprint and generating higher blended rents.  The Company strives to be the preeminent landlord and the choice for tenants to lease space.

The Company is focused on the following core competencies:

•	A platform and portfolio that is considered as the preeminent landlord for tenants and joint venture partners;

•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;

•

A portfolio management department tasked with constructing the optimal portfolio to achieve long-term growth and value creation after capital expenditures and with identifying asset-level opportunities, risks, competition and trends;

•

An investment department focused on selectively acquiring well-located, quality shopping centers that have leases at below-market rental rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	An experienced leasing department dedicated to identifying and taking advantage of other higher credit quality retailers’ increased flexibility in terms of size, configuration and location;

•	A capital markets department with broad and diverse relationships with capital providers that facilitate access to secured and unsecured, public and private capital;

•	An experienced funds management group dedicated to generating consistent returns and providing quality disclosure for institutional partners;

•	A development/redevelopment department focused on identifying viable projects with attractive returns while adhering to disciplined standards and

•	An overall focus on long-term net asset value creation underlying all investment decisions.

Transaction and Capital Markets Highlights

During 2015, the Company completed approximately $1.6 billion of real estate transactions and financing activities, including the following:

•	Acquired 10 shopping centers and outparcels valued at $563.9 million or $326.3 million at the Company’s share;

•	Sold 66 non-Prime operating assets and other non-income producing assets for $1.0 billion (including 37 assets held in joint ventures) or $568.3 million at the Company’s share;

•	Issued $900.0 million aggregate principal amount of senior unsecured notes ($500.0 million at 3.625% due February 2025 and $400.0 million at 4.25% due February 2026);

•	Amended its primary $750 million Unsecured Revolving Credit Facility and entered into a new $400.0 million unsecured term loan and

•	Paid an annual cash dividend of $0.69 per common share, an increase of 11.3% from 2014.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2015 as evidenced by the achievement of the following:

•	Signed leases and renewals for approximately 11 million square feet of GLA, which included 3.0 million square feet of new leasing volume;

•	Achieved blended leasing spreads of 9.4% for new leases and renewals at DDR’s share;

•	Increased the annualized base rent per occupied square foot to $14.48 at December 31, 2015, as compared to $13.91 at December 31, 2014, an increase of 4.1% and

•	Placed over $200 million of development and redevelopment projects in service.

Retail Environment

Many retailers have aggressive store opening plans for 2016 and 2017.  With demand exceeding supply, retailers are becoming more flexible with their design and prototype requirements.  Further, the Company continues to see strong demand from a broad range of retailers for its space.

Value-oriented retailers are taking market share from conventional and national chain department stores.  The Company’s largest tenants, including TJX Companies, Bed Bath & Beyond, Walmart/Sam’s Club, PetSmart, Kohl’s, Dick’s Sporting Goods and Ross Stores have increased sales and remained well-capitalized while outperforming other retail categories on a relative basis.  The Company is also focused on increasing its exposure to specialty grocers, which are expanding. (Over 60% of the Company’s properties have a grocery component.)

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2015 (footnotes apply to all further references to noted tenants):

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	3.5%	4.1%
2.	Bed Bath & Beyond(B)	3.2%	3.3%
3.	Walmart(C)	3.0%	6.3%
4.	PetSmart	2.8%	2.4%
5.	Kohl's	2.2%	3.8%
6.	Best Buy	2.1%	1.8%
7.	Dick's Sporting Goods(D)	2.0%	2.0%
8.	Ross Stores(E)	1.9%	2.3%
9.	AMC Theatres(F)	1.9%	1.1%
10.	Michaels	1.8%	1.8%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods and Sierra Trading

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Walmart, Sam’s Club and Neighborhood Market

(D)	Includes Dick’s Sporting Goods, Golf Galaxy and Field & Stream

(E)	Includes Ross Dress for Less and dd’s Discounts

(F)	Subject to ground leases

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2015:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies	3.6%	4.2%	3.3%	4.1%
Bed Bath & Beyond	3.2%	3.3%	3.0%	3.3%
Walmart	3.2%	6.7%	0.9%	1.5%
PetSmart	2.8%	2.5%	3.1%	2.7%
Kohl's	2.2%	3.8%	1.8%	2.8%
Best Buy	2.1%	1.9%	2.1%	1.6%
Dick's Sporting Goods	2.0%	2.0%	2.9%	2.9%
Ross Stores	1.9%	2.2%	2.6%	3.5%
AMC Theatres	1.9%	1.1%	1.7%	1.0%
Michaels	1.7%	1.8%	1.9%	2.0%
Publix	0.1%	0.2%	3.5%	5.0%
Kroger(G)	0.6%	0.9%	2.0%	3.2%
Ahold USA(H)	0.3%	0.4%	1.8%	1.2%

(G)	Includes Kroger, Harris Teeter, King Soopers and Pick ‘n Save

(H)	Includes Stop & Shop and Martin’s

The Company leased approximately 11 million square feet, including 515 new leases and 815 renewals, for a total of 1,330 leases executed in 2015.  The Company continued to execute both new leases and renewals at positive rental spreads.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  At December 31, 2015, the Company had 841 leases expiring in 2016 with an average base rent per square foot of $15.64.  For the comparable leases executed in 2015, the Company generated positive leasing spreads on a pro rata basis of 22.0% for new leases and 7.0% for renewals and 9.4% on a blended basis.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

Five-Year Blended Lease Spreads

For new leases executed during 2015, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.89 per rentable square foot over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

Year in Review—2015 Financial Results

For the year ended December 31, 2015, net income attributable to common shareholders decreased compared to 2014 primarily due to a greater amount of impairment charges recorded in 2015, partially offset by the impact of transaction activity as well as organic growth and continued lease up within the portfolio.  The following provides an overview of the key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2015	2014
Net (loss) income attributable to common shareholders	$(94,543)	$91,285
FFO attributable to common shareholders	$348,300	$359,637
Operating FFO attributable to common shareholders	$446,190	$420,393
Earnings per share – Diluted	$(0.27)	$0.25

In 2015, the Company continued to pursue opportunities to position itself for long-term growth while lowering the Company’s risk profile and cost of capital.  The Company initiatives are focused on positioning its balance sheet to perform in all market cycles.  In the first quarter of 2015, a new senior leadership team was put in place as the Company named a new Chief Executive Officer as well as a new Chief Financial Officer.  Although the general Company strategy has not changed, as a result of a combination of continual recycling of assets and the overall favorable asset disposition environment, the new senior management team determined to accelerate the portfolio quality improvement initiative and potentially achieve lower leverage more quickly.  Management expects to achieve these goals through the acceleration of asset sales not considered to have long-term growth potential that the Company’s seeks, as well as the re-evaluation of the targeted risk/return criteria for investing in development/redevelopments and new acquisitions of Prime Assets.  As a result, the Company recorded $279.0 million in impairment charges in the first quarter related to 25 operating shopping centers and five parcels of land previously held for development.  The impairments were triggered by the acceleration of the disposition plans for the operating assets as well as the decision to no longer pursue any potential development related to the land parcels.

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements, the changes in certain key items and the factors that accounted for changes in the financial statements, as well as critical accounting policies that affected these financial statements.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these financial statements, management has used available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize.  Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties.  Accordingly, actual results could differ from these estimates.  In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  In 2014, the Financial Accounting Standards Board (the “FASB”) issued Revenue from Contracts with Customers, which will be effective for the Company in 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, and intangibles may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The determination of undiscounted cash flows requires significant estimates by management.  In management’s estimate of cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action.  Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income.  To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.  These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.  If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s consolidated financial statements.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation as well as the projected property net operating income and expected hold period.  For projects under development or not at stabilization, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate.  For investments in unconsolidated joint ventures, the Company also considers the valuation of any underlying joint venture debt.  Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized.  In making such determinations, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income that are consistent with the plans and estimates that the Company is utilizing to manage its business.  Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets.  The Company would record a valuation allowance to reduce deferred tax assets when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.  In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.  The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets.  These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

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

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value.  The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under stock plans.  Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, all affect the fair value estimate.  Further, the forfeiture rate has an impact on the amount of aggregate compensation.  These assumptions are subjective and generally require significant analysis and judgment to develop.

When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements.  The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

COMPARISON OF 2015, 2014 AND 2013 RESULTS OF OPERATIONS

As disclosed in Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements included herein, the Company adopted FASB Standard, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as of January 1, 2015.  The Company did not have any asset sales that qualified for discontinued operations presentation in 2015.  However, the Company’s 2014 and 2013 consolidated financial statements continue to be presented in accordance with the accounting standards effective through December 31, 2014.  For the comparison of 2015 to 2014, shopping center properties owned as of January 1, 2014, and for the comparison of 2014 to 2013, shopping center properties owned as of January 1, 2013, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under development or redevelopment and those sold by the Company.

Revenues from Operations (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Base and percentage rental revenues(A)	$726,004	$693,787	$568,748	$32,217	$125,039
Recoveries from tenants(B)	246,719	230,987	186,672	15,732	44,315
Fee and other income(C)	55,348	60,901	74,515	(5,553)	(13,614)
Total revenues	$1,028,071	$985,675	$829,935	$42,396	$155,740

(A)	The increase was due to the following (in millions):

	2015 vs. 2014	2014 vs. 2013
	Increase (Decrease)	Increase (Decrease)
Acquisition of shopping centers	$37.7	$109.3
Comparable Portfolio Properties	9.1	13.9
Development or redevelopment properties	1.5	1.7
Disposition of shopping centers in 2015	(15.6)	—
Straight-line rents	(0.5)	0.1
Total	$32.2	$125.0

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,
	2015	2014	2013
Centers owned	367	415	416
Aggregate occupancy rate	93.3%	93.5%	92.6%
Average annualized base rent per occupied square foot	$14.48	$13.91	$13.35

	Wholly-Owned Shopping Centers December 31,
	2015	2014	2013
Centers owned	198	226	243
Aggregate occupancy rate	93.3%	93.9%	93.1%
Average annualized base rent per occupied square foot	$14.80	$14.22	$13.59

	Joint Venture Shopping Centers December 31,
	2015	2014	2013
Centers owned	169	189	173
Aggregate occupancy rate	93.1%	92.8%	91.5%
Average annualized base rent per occupied square foot	$13.95	$13.38	$12.84

The Comparable Portfolio Properties’ aggregate occupancy rate was 94.3% at December 31, 2015, as compared to 93.6% at both December 31, 2014 and 2013.  The Comparable Portfolio Properties average annualized base rent per occupied square foot was $14.70, $14.01 and $13.40, as of December 31, 2015, 2014 and 2013, respectively.

Including the Sonae Sierra Brazil BV SARL (“SSB”) joint venture assets that were sold in 2014, the combined shopping center portfolio and joint venture shopping center portfolio occupancy rate was 92.2% and 90.5%, respectively, and the average annualized base rent per occupied square foot was $14.18 and $15.23, respectively, as of December 31, 2013.

Comparison of 2015 to 2014

The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers (see Strategic Transaction Activity), as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The increase in recoveries from tenants primarily was driven by the net impact of acquired properties and dispositions.  Recoveries from tenants for the Comparable Portfolio Properties’ were approximately 92.2%, 92.1% and 91.7% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2015, 2014 and 2013, respectively.  The overall increased percentage of recoveries from tenants over the three-year period primarily was attributable to higher occupancy and newly acquired assets.

(C)	Composed of the following (in millions):

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Management, development and other fee income	$33.0	$31.9	$40.2	$1.1	$(8.3)
Ancillary and other property income	19.0	24.3	28.1	(5.3)	(3.8)
Lease termination fees	2.8	4.1	5.7	(1.3)	(1.6)
Other	0.5	0.6	0.5	(0.1)	0.1
	$55.3	$60.9	$74.5	$(5.6)	$(13.6)

Comparison of 2015 to 2014

The revenues classified as management, development and other fee income are generated from the Company’s unconsolidated joint ventures.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  The decrease in Ancillary and other property income primarily was due to the termination of the Company’s operating agreement with certain entertainment operations at a property under redevelopment in the third quarter of 2014.  After considering the related operating expenses associated with the operating agreement, the impact of the termination on the Company’s results was immaterial.

Comparison of 2014 to 2013

The decrease in management, development and other fee income in 2014, compared to 2013, was largely the result of a decrease in the number of properties owned by the Company’s unconsolidated joint ventures, partially offset by BRE DDR Retail Holdings III, a joint venture with The Blackstone Group L.P. (“Blackstone”) formed in 2014, which owned 70 properties at December 31, 2014.  During 2014, the Company dissolved two joint ventures and acquired eight assets from two other joint ventures.  The Company had 188 joint venture shopping centers at December 31, 2014, as compared to 170 at December 31, 2013.

Expenses from Operations (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Operating and maintenance(A)	$144,611	$142,336	$129,952	$2,275	$12,384
Real estate taxes(A)	149,082	138,771	109,227	10,311	29,544
Impairment charges(B)	279,021	29,175	19,044	249,846	10,131
General and administrative(C)	73,382	84,484	79,556	(11,102)	4,928
Depreciation and amortization(A)	402,045	402,825	296,560	(780)	106,265
	$1,048,141	$797,591	$634,339	$250,550	$163,252

(A)	The changes were due to the following (in millions):

Comparison of 2015 to 2014

	2015 vs. 2014 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$7.3	$7.8	$34.4
Comparable Portfolio Properties	1.0	3.9	(19.9)
Development or redevelopment properties	(3.7)	1.1	(6.8)
Disposition of shopping centers in 2015	(2.3)	(2.5)	(8.5)
	$2.3	$10.3	$(0.8)

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets becoming fully amortized in 2014.  The decrease in development or redevelopment properties was attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets in 2014.

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

(B)

The Company recorded impairment charges during the years ended December 31, 2015, 2014 and 2013, primarily related to shopping center assets and land marketed for sale. The higher impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development, which management identified at March 31, 2015, as disposal candidates over the following 12 to 24-month period. Impairment charges reflected in discontinued operations for the years ended December 31, 2014 and 2013, were $8.9 million and $53.6 million, respectively.  These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses for the years ended December 31, 2015, 2014 and 2013, were approximately 4.7%, 5.4% and 4.9% of total revenues, respectively, including total revenues of unconsolidated joint ventures and discontinued operations (in 2014 and 2013).  The decrease in expense in 2015 primarily was due to the change in the Company’s executive structure, as well as lower travel, professional fees and advertising expenses.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Included in general and administrative expenses in 2014 is a $5.4 million charge related to the separation of the Company’s former Chief Executive Officer, the terms of which were pursuant to a separation agreement executed on December 31, 2014.

Other Income and Expenses (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Interest income(A)	$29,213	$15,927	$23,541	$13,286	$(7,614)
Interest expense(B)	(241,727)	(237,120)	(214,370)	(4,607)	(22,750)
Other income (expense), net(C)	(1,739)	(12,262)	(6,408)	10,523	(5,854)
	$(214,253)	$(233,455)	$(197,237)	$19,202	$(36,218)

(A)

The change in the amount of interest income recognized in each of the three years primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with Blackstone (see Strategic Transaction Activity).  The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Weighted-average loan receivable outstanding (in millions)	$351.4	$181.0	$221.3
Weighted-average interest rate	8.5%	9.1%	9.7%

(B)	The weighted-average debt outstanding, including amounts allocated to discontinued operations, and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Weighted-average debt outstanding (in billions)	$5.2	$5.3	$4.7
Weighted-average interest rate	4.8%	5.0%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and debt issuance costs) at December 31, 2015, 2014 and 2013, was 4.6%, 4.8% and 4.7%, respectively.  The change in the weighted-average debt outstanding for the year ended December 31, 2014, compared to 2013, was a result of the acquisition of Prime power centers.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $6.7 million for the year ended December 31, 2015, compared to $8.7 million and $8.8 million for the comparable periods in 2014 and 2013, respectively.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year-over-year.

For the years ended December 31, 2014 and 2013, $9.9 million and $19.5 million, respectively, of interest expense was classified as discontinued operations.  As a result, when this amount is appropriately considered in the year-over-year comparison, the change in interest expense was immaterial.

(C)	Other income (expense) was composed of the following (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Transaction and other income (expense), net	$(0.7)	$(9.2)	$(4.5)
Debt extinguishment (costs) gain, net	(1.0)	0.6	0.3
Litigation-related expenses	—	(3.2)	(2.2)
Note receivable reserve	—	(0.5)	—
	$(1.7)	$(12.3)	$(6.4)

Transaction and other income (expense), net

In 2015, 2014 and 2013, the Company incurred $1.0 million, $3.0 million and $3.3 million, respectively, in transaction costs related to the acquisition of shopping centers.  In 2014, the Company recorded a charge of $7.3 million, as a result of net termination fees paid to major tenants in connection with two redevelopments.  The 2014 expenses were partially offset by a gain recorded on the sale of securities of $1.4 million.

Litigation-related expenses

Litigation-related expenses include costs incurred by the Company to defend the litigation arising from joint venture assets that were owned through the Company’s investments with the Coventry II Fund.  This litigation was settled in 2015.

Notes receivable reserve

In 2014, the Company recorded a loan loss reserve based upon the estimated collateral value of a non-performing note receivable.  In the fourth quarter of 2015, the Company sold the note receivable associated with this loan loss reserve.  As a result, the related aggregate loan loss reserve of $4.8 million was reversed and income of $2.9 million was recognized and classified as Gain on Disposition of Real Estate in the consolidated statement of operations.

Other Items (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Equity in net (loss) income of joint ventures(A)	$(3,135)	$10,989	$6,819	$(14,124)	$4,170
Impairment of joint venture investments(B)	(1,909)	(30,652)	(980)	28,743	(29,672)
Gain on sale and change in control of interests, net(C)	7,772	87,996	19,906	(80,224)	68,090
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(6,286)	(1,855)	(2,685)	(4,431)	830

(A)	The changes in equity in net income were due to the following:

Comparison of 2015 to 2014

The decrease in equity in net income of joint ventures for the year ended December 31, 2015, compared to the prior year, primarily was a result of higher impairment charges in 2015 as well as the sale of joint venture investments in 2014 and 2015 and the related transactional impact.  This decrease was partially offset by the impact of the Company’s investments in joint ventures formed with Blackstone in the fourth quarter of 2014 and the fourth quarter of 2015.  In addition, in 2014, the Company recorded a gain of $83.7 million from its sale of its 50% interest in SSB.

Comparison of 2014 to 2013

The increase in equity in net income of joint ventures for the year ended December 31, 2014, compared to the prior year, primarily was a result of gains recognized in 2014 from the sale of assets held in joint ventures and lower impairment charges, partially offset by lower net income from the Company’s investment in SSB in 2014 related to the sale of its interest in the joint venture (see 2014 Strategic Transaction Activity).

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments” of the Company’s consolidated financial statements included herein.

(C)

The Gain on Sale and Change in Control of Interests primarily is driven by the Company’s strategy to recycle assets including those held through unconsolidated joint venture investments.  The Company acquired its partners’ interests in 44 shopping centers (one in 2015, eight in 2014 and 35 in 2013).  As these properties were previously unconsolidated, the Company accounted for these transactions as step acquisitions and recorded an aggregate net gain on change in control. In 2015, these gains were offset by a loss on sale associated with the Company’s disposition of its 50% investment in a property management company to its joint venture partner.  In addition, in 2014, the Company recorded a gain from the sale of its 50% interest in SSB.  This gain includes the release of $19.7 million of foreign currency translation from Accumulated Comprehensive Income.

(D)

The increase in tax expense in 2015 primarily is a result of a tax restructuring related to the Company’s assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code.  This election permitted the Company to step-up its tax basis in the 14 Puerto Rican assets and reduce its effective tax rate from 39% to a 10% withholding tax related to those assets.

Discontinued Operations (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Loss from discontinued operations(A)	N/A	$(6,611)	$(42,541)	$6,611	$35,930
Gain on disposition of real estate, net of tax	N/A	96,009	11,274	(96,009)	84,735
	N/A	$89,398	$(31,267)	$(89,398)	$120,665

(A)

In 2014 and 2013, the Company sold 74 properties.  Included in the reported loss for the years ended December 31, 2014 and 2013, are $8.9 million and $53.6 million, respectively, of impairment charges related to assets classified as discontinued

operations.  The asset sales in 2015 do not represent a strategic shift in the Company’s business plan, as more fully described in Note 1, “New Accounting Standards Adopted” of the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net (Loss) Income (in thousands)

				2015	2014
				vs.	vs.
				2014	2013
	2015	2014	2013	$ Change	$ Change
Gain on disposition of real estate, net(A)	$167,571	$3,060	$467	$164,511	$2,593
(Income) loss attributable to non-controlling interests, net(B)	(1,858)	3,717	(794)	(5,575)	4,511
Net (loss) income attributable to DDR(C)	(72,168)	117,282	(10,175)	(189,450)	127,457

(A)

For 2015, the gain on disposition of real estate is more fully described in Note 13, “Discontinued Operations and Disposition of Real Estate and Real Estate Investments” of the Company’s consolidated financial statements included herein.  For 2014 and 2013, the amounts are generally attributable to the sale of land.  The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

(B)

Change in non-controlling interests for the year ended December 31, 2014, primarily was the result of the net gain/loss allocated to the minority partners related to the sale of undeveloped land in Russia and Canada and the sale of a shopping center asset in 2014.  In 2014, the Company divested all of its interests in assets outside North America.

(C)

For the year ended December 31, 2015, the decrease in net income attributable to DDR compared to 2014 primarily was due to a greater amount of impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans.  For the year ended December 31, 2014, the increase in net income attributable to DDR compared to 2013 primarily was due to the Gain on Sale and Change in Control of Interests recorded substantially related to the sale of the Company’s interest in SSB and the overall improvement in the portfolio quality and related operating results, as well as a reduction in asset impairment charges.

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

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods.  Because FFO excludes depreciation and amortization unique to real estate and gains and losses from depreciable property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities.  This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	For the Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	$ Change	$ Change
FFO attributable to common shareholders	$348.3	$359.6	$372.5	$(11.3)	$(12.9)
Operating FFO attributable to common shareholders	446.2	420.4	366.7	25.8	53.7

Comparison of 2015 to 2014

The decrease in FFO for the year ended December 31, 2015, compared to 2014, primarily was due to an increase in impairment charges of non-depreciable assets, offset by the 2015 growth described below.

The increase in Operating FFO for the year ended December 31, 2015, compared to 2014, primarily was due to the impact of Prime power center acquisitions as well as organic growth and continued lease up within the portfolio.

Comparison of 2014 to 2013

The decrease in FFO for the year ended December 31, 2014, compared to 2013, primarily was due to the impact of asset dispositions, including the sale of the Company’s interest in SSB, an increase in impairment charges of non-depreciable assets and an executive separation charge.  These factors were partially offset by the impact of Prime power center acquisitions, organic growth and the reduction of the write-off of the original issuance costs from the redemption of the 7.375% Class H Cumulative Redeemable Preferred Shares compared to 2013.

The increase in Operating FFO for the year ended December 31, 2014, compared to 2013, primarily was due to the same factors impacting FFO.

The Company’s reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net (loss) income attributable to common shareholders	$(94.5)	$91.3	$(43.1)
Depreciation and amortization of real estate investments	393.9	410.2	314.7
Equity in net loss (income) of joint ventures	3.1	(11.0)	(6.8)
Impairment of depreciable joint venture investments	1.9	—	—
Joint ventures' FFO(A)	27.6	30.3	49.4
Non-controlling interests (OP Units)	0.6	0.7	0.2
Impairment of depreciable real estate assets, net of non-controlling interests	179.7	19.4	69.6
Gain on disposition of depreciable real estate	(164.0)	(181.3)	(11.5)
FFO attributable to common shareholders	348.3	359.6	372.5
Non-operating items, net(B)	97.9	60.8	(5.8)
Operating FFO attributable to common shareholders	$446.2	$420.4	$366.7

(A)

At December 31, 2015, 2014 and 2013, the Company had an economic investment in unconsolidated joint venture interests related to 168, 188 and 170 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net loss attributable to unconsolidated joint ventures	$(62.5)	$(2.6)	$(164.9)
Depreciation and amortization of real estate investments	207.8	164.7	226.6
Impairment of depreciable real estate assets	52.7	32.7	93.2
(Gain) loss on disposition of depreciable real estate, net	(17.2)	(65.1)	18.7
FFO	$180.8	$129.7	$173.6
FFO at DDR's ownership interests	$27.6	$30.3	$49.4
Operating FFO at DDR's ownership interests(B)	$27.8	$31.4	$48.5

Other Data:
Straight-line rental revenue	$3.2	$3.6	$3.5
DDR's proportionate share	0.1	0.6	0.6

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the years ended December 31, 2015, 2014 and 2013 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2015	2014	2013
Impairment charges – non-depreciable assets	$99.3	$49.3	$4.0
Executive separation charges	2.6	5.6	0.7
Other (income) expense, net(A)	2.3	13.7	5.4
Equity in net loss (income) of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	0.2	1.1	(0.9)
Gain on sale and change in control of interests, net	(7.8)	(4.3)	(19.9)
Tax expense (primarily Puerto Rico restructuring)	4.4	—	—
Gain on disposition of non-depreciable real estate, net of non-controlling interests and foreign currency	(3.1)	(6.5)	(0.3)
Write-off of preferred share original issuance costs	—	1.9	5.2
Total adjustments from FFO to Operating FFO	97.9	60.8	(5.8)
FFO attributable to common shareholders	348.3	359.6	372.5
Operating FFO attributable to common shareholders	$446.2	$420.4	$366.7

(A)	Amounts included in other income/expense as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Transaction and other (income) expense, net	$1.3	$10.6	$3.5
Debt extinguishment costs (gain), net	1.0	(0.6)	(0.3)
Litigation-related expenses	—	3.2	2.2
Note receivable reserve	—	0.5	—
	$2.3	$13.7	$5.4

LIQUIDITY AND CAPITAL RESOURCES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons or to further strengthen the financial position of the Company.  In 2015, the Company continued to strategically allocate cash flow from operating and financing activities.  The Company also completed public debt offerings and amended the Revolving Credit Facilities (as defined below) in order to strengthen its balance sheet and reduce risk, finance strategic investments and improve its financial flexibility.

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

In 2015, the Company amended its unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also amended its unsecured revolving credit facility with PNC Bank, National Association (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) to reduce the borrowing capacity from $65 million to $50 million and to match the terms of the primary facility.  The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 100 basis points at December 31, 2015, a decrease of 15 basis points from the previous rate, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard and Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2015, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2016 and beyond.

Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated.  Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations.  These facts, and an inability to predict future economic conditions, have led the Company to continue to strengthen its focus on its balance sheet risk and increasing financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2015 (in millions):

Cash and Cash Equivalents	$22.4
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(210.0)
Letters of credit	(1.1)
Borrowing capacity available	$588.9

The Company has a $250 million continuous equity program.  At February 12, 2016, the Company had $234.6 million available for the future issuance of common shares under that program.

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

At December 31, 2015, the Company’s 2016 debt maturities consisted of $240.0 million of unsecured notes and $140.7 million of consolidated mortgage debt.  In January 2016, $27.5 million of the consolidated mortgage debt maturing in 2016, was extended for a one-year term.  The Company expects to fund these obligations from possible refinancing opportunities, including extension options, utilization of its Revolving Credit Facilities, proceeds from asset sales or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Management believes the scheduled debt maturities in 2016 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturities with the goal of executing a strategy to extend debt duration, lower leverage, increase liquidity and improve the Company’s credit ratings with the goal of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures have $665.2 million of debt maturing in 2016, of which the Company’s proportionate share is $33.3 million.  The Company expects to fund these obligations from possible refinancing opportunities.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Cash flow provided by operating activities	$434,587	$420,282	$373,974
Cash flow (used for) provided by investing activities	(54,488)	153,196	(897,859)
Cash flow (used for) provided by financing activities	(378,772)	(638,635)	579,319

Operating Activities:  The change in cash flow from operating activities for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily was due to a full year of cash flow from assets acquired in 2014 and an increase in cash flow from those assets acquired in 2015 from the date of acquisition, partially offset by assets sold and changes in accounts payable and accrued expenses.

Investing Activities:  The change in cash flow from investing activities for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily was due to a decrease in joint venture advances and contributions offset by a reduction in proceeds received from the disposition of real estate investments in 2015 and a lower amount of real estate acquired in 2015.  The 2014 disposition proceeds included the Company’s sale of its joint venture investment in Brazil.

Financing Activities:  The change in cash flow from financing activities for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily was due to a higher amount of net debt repayments and the redemption of preferred shares in 2014.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $272.4 million in 2015, as compared to $246.9 million of cash dividends paid in 2014 and $205.4 million of cash dividends paid in 2013.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2015.

The Company declared cash dividends of $0.69 per common share in 2015.  In January 2016, the Company declared its first quarter 2016 dividend of $0.19 per common share payable on April 5, 2016, to shareholders of record at the close of business on March 10, 2016.  The Board of Directors of the Company expects to continue to monitor the 2016 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2016 Strategic Transaction Activity

From January 1, 2016 to February 24, 2016, the Company sold 16 operating assets, including 11 owned by one joint venture, and two non-operating assets for an aggregate sales price of $218.7 million at the Company’s share.

2015 Strategic Transaction Activity

The Company has a portfolio management strategy to opportunistically recycle capital from lower quality, lower growth potential assets into Prime Assets located in large and supply-constrained markets occupied by high credit quality retailers.

Transactions are completed both on balance sheet and through off-balance sheet joint venture arrangements with top tier, well capitalized partners.

Acquisitions

In 2015, the Company acquired four Prime Assets (Orange County, California; Orlando, Florida (two assets) and Houston, Texas).  These assets aggregated 1.2 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $219.1 million.  The Company assumed $33.0 million of mortgage debt at a fair value of $33.7 million at closing with these acquisitions.  The Company acquired its partner’s 80% interest in the asset in Orange County, California, included above, valued at $49.2 million in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.  The Company recorded a Gain on Change in Control of Interests of $14.3 million related to the acquisition of the interest in this asset from the joint venture.

Dispositions

In 2015, the Company sold 29 shopping center properties, aggregating 3.9 million square feet, plus non-income producing assets, for an aggregate sales price of $495.5 million.  The Company recorded a net gain of $167.6 million.

In 2015, the Company’s unconsolidated joint ventures had the following sales transactions, of which the Company’s proportionate share of the gain was $4.0 million:

Joint Venture	Effective Ownership Percentage	Owned Square Feet (Thousands)	Sales Price (Millions)
BRE DDR Retail Holdings III (14 assets)	5%	1,277	$213.0
DDRTC Core Retail Fund, LLC (one asset)	15%	145	45.0
DDR Domestic Retail Fund I (one asset)	20%	248	31.7
Total		1,670	$289.7

As discussed above, a part of the Company’s portfolio management strategy is to opportunistically recycle capital from lower quality, lower growth assets into the acquisition of higher quality assets with long-term growth potential.  In March 2015, the Company’s new senior management team completed an extensive review of the entire portfolio and evaluated potential sale opportunities, taking into account the long-term growth prospects of assets being considered for sale, the current overall favorable disposition environment, the use of sale proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.  As a result of that review, in the first quarter of 2015, the Company recorded an aggregate impairment charge of $179.7 million related to 25 operating shopping centers.  The Company sold five of these assets in 2015 and has started marketing certain of the remainder of the assets for sale.  As a result, these shopping centers are no longer considered as long-term holds.

Transactions with Blackstone

The Company has invested in several joint venture arrangements with Blackstone.  Each of the joint ventures is structured with Blackstone-affiliated entities owning 95% of the common equity and a consolidated affiliate of DDR owning the remaining 5%.  DDR also invested preferred equity in each joint venture.  The transactions completed are as follows:

Investments at December 31, 2015

•

BRE DDR Retail Holdings III

In 2014, a newly formed joint venture between a consolidated affiliate of the Company and Blackstone acquired 70 shopping centers, aggregating 11.4 million square feet of owned-GLA, in a transaction valued at $1.93 billion.  DDR invested $19.6 million in common equity and $300 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $436.8 million and new financing of $800.0 million. DDR provides customary leasing and management services and has the right of first offer to acquire 10 of the assets (“ROFO Assets”) under specified conditions consistent with past transactions with Blackstone.  In 2015, the joint venture sold 14 assets at an aggregate sales price of $213.0 million, which sale did not include any ROFO Assets.

•	BRE DDR Retail Holdings IV In 2015, a newly formed joint venture between a consolidated affiliate of the Company and Blackstone acquired six shopping centers, aggregating 1.3 million square feet of owned-GLA, in a transaction valued at $250.1 million.  DDR invested $12.9 million in common equity and $82.6 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $112.9 million.  DDR provides customary leasing and management services and has the right of first offer to acquire all six of the assets under specified conditions consistent with past transactions with Blackstone.

Prior Investments

•

BRE DDR Retail Holdings I

In 2013, the Company acquired Blackstone’s 95% interest in 30 shopping centers aggregating 11.8 million square feet of GLA.  The transaction was valued at $1.55 billion at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $792.9 million of mortgage debt, at face value, of which $395.0 million was repaid by December 31, 2013.  In addition, $160.1 million of the preferred equity interest and mezzanine loan previously funded by the Company was repaid upon closing.  The portfolio of properties has been owned, developed, leased and managed through various ventures affiliated with the Company since 1995.  The Company recorded a Gain on Change in Control of Interests of $18.8 million related to this transaction in 2013.

In 2014, DDR acquired Blackstone’s 95% interest in one Prime power center asset for $14.8 million.  The Company recorded a Gain on Change in Control of Interests of $0.3 million related to this transaction in 2014.

There are no assets remaining in this joint venture.

•

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

In 2014, the Company acquired sole ownership of all of the assets.  The transaction was valued at $395.3 million at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $233.3 million of mortgage debt, at face value, of which $28.0 million was repaid upon closing.  In addition, $31.2 million of the preferred equity interest previously funded by the Company was repaid upon closing.  The Company recorded a Gain on Change in Control of Interests of $4.0 million related to this transaction in 2014.

There are no assets remaining in this joint venture.

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

The Company will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.  The Company will continue to closely monitor its expected spending in 2016 for developments and redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture development projects in 2016.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2015, the $2.2 billion of Land primarily consisted of land that is part of the Company’s operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 150 acres of this land, which has a recorded cost basis of approximately $24 million, is available for future development.

Included in Construction in Progress and Land at December 31, 2015, were $84 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In 2015, the Company determined it would no longer pursue the development of certain of these assets.  Rather, the Company sold two of these assets in 2015 and is marketing the remainder of these parcels for sale in the near term.  As a result, the Company recorded an aggregate impairment charge of $99.3 million on five parcels of land in 2015.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has invested approximately $369 million in various consolidated active development and redevelopment projects and expects to bring at least $190 million of investments in service in 2016 on a net basis, after deducting sales proceeds from outlot sales.

At December 31, 2015, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at December 31, 2015
Guilford Commons (New Haven, Connecticut)	4Q15	132	$67	$67	$64
Lee Vista Promenade (Orlando, Florida)	2Q16	208	66	63	57
Other Developments	N/A	—	90	72	64
Total		340	$223	$202	$185

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  The Company sold its major redevelopment asset in Pasadena, California, in January 2016 for a net gain that had net costs incurred of $20.7 million at the time of sale.  At December 31, 2015, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Gross Cost	Cost Incurred at December 31, 2015
The Pike Outlets (Long Beach, California)	$66	$47
Sycamore Crossing (Cincinnati, Ohio)	30	5
Bermuda Square (Chester, Virginia)	18	12
Plaza del Sol (Bayamon, Puerto Rico)	11	1
Total	$125	$65

For redevelopment assets completed in 2015, the assets placed in service were completed at approximately $148 cost per square foot, excluding The Pike Outlets, which is a larger scale project (at a cost of approximately $309 per square foot).

2014 and 2013 Strategic Transaction Activity

Acquisitions and Investments

In 2014, the Company acquired five Prime Assets (Roseville, California; Colorado Springs, Colorado; Chicago, Illinois; Cincinnati, Ohio and Philadelphia, Pennsylvania).  In addition, the Company acquired its partner’s share of eight assets held through joint ventures with Blackstone.  These assets aggregate 2.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $688.8 million.  The Company assumed $281.7 million of mortgage debt at a fair value of $293.3 million and issued 1.0 million Operating Partnership Units (“OP Units”) valued at $17.9 million at closing in connection with these acquisitions.  These OP Units were converted into DDR common shares in 2015.

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

Dispositions

In 2014, the Company sold its entire investment in SSB for $343.6 million to Mr. Alexander Otto, a director of the Company in 2015, and certain of his affiliates.  Through this investment, the Company owned an approximate 33% interest in Sonae Sierra Brasil, as well as an indirect ownership in the Parque Dom Pedro shopping center.  Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with Mr. Otto, which entities purchased a portion of the Company’s ownership in SSB.  The Company believed that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  Prior to the authorization of the transaction, an independent committee of the Company’s Board of Directors reviewed the relationship of the parties and the terms of the proposed transaction, among other things.  Upon concluding its review, the independent committee recommended the approval of the proposed transaction. After assessing the terms of the transaction and its favorability and fairness to the Company, the transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by Mr. Otto, including Dr. Finne, recusing themselves.

In 2014, the Company sold 35 shopping center properties, aggregating 5.7 million square feet, and other consolidated non-income producing assets for an aggregate sales price of $654.0 million.  The Company recorded a net gain of $99.1 million, which excludes the impact of an aggregate $102.7 million in related impairment charges that were recorded in prior periods related to the assets sold in 2014.  One of the land parcels sold was the entire acreage of undeveloped land in Russia.  The Company’s unconsolidated joint ventures sold 37 shopping center properties, excluding those properties acquired by the Company as described above, aggregating 4.7 million square feet for an aggregate sales price of $480.4 million, of which the Company’s proportionate share of the gain was approximately $11.9 million.

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

Development and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company invested an aggregate of $190.9 million and $166.0 million in various development and redevelopment projects on a net basis, after deducting sales proceeds from outlot sales, during 2014 and 2013, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment of $388.4 million plus $6.8 million of accrued interest at December 31, 2015, with an annual interest rate of 8.5% due from its joint ventures with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.2 billion and $3.5 billion at December 31, 2015 and 2014, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets.  The Company’s acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving

Credit Facilities, mortgages assumed, construction loans, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $5.1 billion at December 31, 2015, compared to $5.2 billion and $5.3 billion at December 31, 2014 and 2013, respectively.

In 2015, the Company amended and restated its Revolving Credit Facilities.  The Unsecured Credit Facility maturity date was extended to June 2019, with two six-month borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The PNC unsecured revolving credit facility was amended to reduce the commitment to $50 million, extend the maturity date to June 2019, with two six-month borrower options, and modify certain other terms to conform to the Unsecured Credit Facility.  Also, pricing on the Revolving Credit Facilities was reduced and set at LIBOR plus 100 basis points at December 31, 2015, a decrease of 15 basis points from the previous rate, and is determined based upon the Company’s credit ratings from Moody's and S&P.

Debt and equity financings are summarized as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Debt:
Unsecured notes(A)	$900.0	$—	$600.0
Unsecured Term Loan(B)	400.0	—	—
Mortgage debt assumed	33.0	281.7	932.3
Mortgage financing	—	130.5	30.9
Construction	—	19.3	15.7
Total debt	1,333.0	431.5	1,578.9
Equity:
Common shares	4.6	16.6	827.3
OP Units	—	18.3	—
Preferred shares	—	—	150.0
Total equity	4.6	34.9	977.3
	$1,337.6	$466.4	$2,556.2

(A)	Includes $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025 and $400.0 million aggregate principal amount of 4.25% senior unsecured notes due February 2026.

(B)	Represents a $400.0 million variable unsecured term loan with an initial maturity date of April 2017 and three one-year borrower extension options.

CAPITALIZATION

At December 31, 2015, the Company’s capitalization consisted of $5.1 billion of debt, $350.0 million of preferred shares and $6.2 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $16.84, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2015), resulting in a debt to total market capitalization ratio of 0.44 to 1.0, as compared to the ratios of 0.43 to 1.0 and 0.47 to 1.0 at December 31, 2014 and 2013, respectively.  The closing prices of the common shares on the New York Stock Exchange were $18.36 and $15.37 at December 31, 2014 and 2013, respectively.  The Company’s total debt consisted of the following (in billions):

	December 31,
	2015	2014
Fixed-rate debt(A)	$4.3	$4.8
Variable-rate debt	0.8	0.4
	$5.1	$5.2

(A)

Includes $78.5 million and $530.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at December 31, 2015 and 2014, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from one to 10 years.  In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$5,150.5	$410.2	$1,638.5	$1,044.9	$2,056.9
Interest payments(A)	980.2	215.7	317.0	225.7	221.8
Operating leases	140.8	3.5	5.9	5.2	126.2
Total	$6,271.5	$629.4	$1,961.4	$1,275.8	$2,404.9

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2015, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2015, is assumed to remain in effect until the respective initial maturity date of each instrument.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $24.8 million for its consolidated properties at December 31, 2015.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At December 31, 2015, the Company had letters of credit outstanding of $30.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2015, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.8 million related to the maintenance of its properties and general and administrative expenses.

During 2015, the Company was a party to employment contracts with certain executive officers.  These contracts generally provided for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provided for certain perquisites (e.g., disability insurance coverage, reimbursement of country or social club expenses related to the conduct of the Company’s business, etc.) and severance payments and benefits for various departure scenarios.  These contracts expired pursuant to their terms on December 31, 2015.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for 2016 and 2017.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was approximately 11 million square feet of space for new leases and renewals for the year ended December 31, 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%, Bed Bath & Beyond at 3.2% and Walmart at 3.0%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies, Target and Bed Bath & Beyond) have been rapidly growing their omni-channel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at December 31, 2015, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.3% at December 31, 2015, as compared to 93.5% at December 31, 2014.  The total portfolio average annualized base rent per occupied square foot was $14.48 at December 31, 2015, as compared to $13.91 at December 31, 2014.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime Assets with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2015 was only $4.89 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.6% of the Company’s annualized consolidated revenues for its portfolio at 100% and 5.7% of Company-owned GLA at December 31, 2015.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors).

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to Item 1A. Risk Factors, included elsewhere in this report.

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

•

The Company may not realize anticipated returns from its real estate assets outside the contiguous United States (the Company owns significant assets in Puerto Rico), which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, (adjusted to reflect the $78.5 million and $530.0 million of variable-rate debt that LIBOR was swapped to at a fixed rate of 2.8% and 1.3%, at December 31, 2015 and 2014, respectively), is summarized as follows:

	December 31, 2015				December 31, 2014
	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$4,254.5	5.1	5.2%	82.8%	$4,785.6	3.9	5.1%	91.8%
Variable-Rate Debt	$885.0	1.7	1.6%	17.2%	$426.6	2.9	1.5%	8.2%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015				December 31, 2014
	Carrying Value (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,185.7	$356.5	2.4	5.3%	$2,207.7	$378.1	3.4	5.3%
Variable-Rate Debt	$991.9	$85.4	2.2	2.0%	$1,326.9	$123.1	1.9	3.0%

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At December 31, 2015 and 2014, the interest rate on the Company’s $78.5 million and $530.0 million consolidated floating rate debt, respectively, was swapped to fixed rates.  At December 31, 2015 and 2014, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $78.5 million and $530.0 million of variable-rate debt that was swapped to a fixed rate at December 31, 2015 and 2014, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2015 and 2014, is summarized as follows (in millions):

	December 31, 2015					December 31, 2014
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,254.5	$4,451.5	(A)	$4,271.3	(B)	$4,785.6	$5,108.4	(A)	$4,944.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$356.5	$367.8		$360.0		$378.1	$398.2		$386.6

(A)	Includes the fair value of Swaps, which was a liability of $2.5 million and $4.3 million, net, at December 31, 2015 and 2014, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $1.2 million and an asset of $8.8 million, net, at December 31, 2015 and 2014, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2015, would result in an increase in interest expense of approximately $8.9 million for the Company and $0.9 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2015.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2015, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2016 Proxy Statement”), and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Shareholders Advisory Vote to Approve the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the Company’s 2016 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the Company’s 2016 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2015, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,811,716	(2)	$20.29	—
Equity compensation plans not approved by security holders	—		—	N/A
Total	2,811,716		$20.29	—

(1)	Includes the Company’s 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 742,326 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” and “Proposal One: Election of Directors—Transactions with the Otto Family” sections of the Company’s 2016 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2016 Proxy Statement.

 PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves

III — Real Estate and Accumulated Depreciation

IV — Mortgage Loans on Real Estate

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Company’s consolidated financial statements or notes thereto.

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

			Current Report on Form 8-K (Filed with the SEC on May 1, 2014; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
3	3.1	Third Amended and Restated Articles of Incorporation of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)
3	3.2	Amended and Restated Code of Regulations of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)
4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
4	4.2	Specimen Certificate for 6.50% Class J Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC August 1, 2012; File No. 001-11690)
4	4.3

Deposit Agreement, dated as of August 1, 2012, among the Company and Computershare Shareowner Services LLC, as Depositary, and all holders from time to time of depositary shares relating to the Depositary Shares Representing 6.50% Class J Cumulative Redeemable Preferred Shares (including Specimen Certificate for Depositary Shares)

			Current Report on Form 8-K (Filed with the SEC on August 1, 2012; File No. 001-11690)
4	4.4	Specimen Certificate for 6.250% Class K Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC April 8, 2013; File No. 001-11690)
4	4.5

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

			Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2010; File No. 001-11690)

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

			Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)
4	4.24

Seventeenth Supplemental Indenture, dated as of November 26, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

			Annual Report on Form 10-K (Filed with the SEC on February 28, 2014; File No. 001-11690)
4	4.25

Eighteenth Supplemental Indenture, dated as of January 22, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on January 22, 2015; File No. 001-11690)
4	4.26

Nineteenth Supplemental Indenture, dated as of October 21, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on October 21, 2015; File No. 001-11690)
4	4.27	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.28	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
4	4.29	Form of Floating Rate Subordinated Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.30	Amended and Restated Credit Agreement, dated as of April 23, 2015, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)
4	4.31

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

			Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)
4	4.33	Second Amendment to Second Amended and Restated Secured Term Loan Agreement, dated April 23, 2015, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent	Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)
10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10	10.10	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.12	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.15	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.16	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.17	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.18	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.19	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.20	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.21	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.22	Form of Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.23	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.24	Form of 2013 Value Sharing Equity Program Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.25	2016 Value Sharing Equity Program*	Filed herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.26	Employment Agreement, dated April 12, 2011, by and between the Company and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.27	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.28	Second Amendment to the Employment Agreement, dated February 10, 2015, by and between DDR Corp. and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on May 8, 2015; File No. 001-11690)
10	10.29	Employment Agreement, dated March 1, 2015, by and between DDR Corp. and Luke J. Petherbridge*	Quarterly Report on Form 10-Q (Filed with the SEC on May 8, 2015; File No. 001-11690)
10	10.30	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.31	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.32	Employment Agreement, dated February 29, 2012, by and between the Company and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.33	First Amendment to the Employment Agreement, dated February 27, 2013, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on March 4, 2013; File No. 001-11690)
10	10.34	Second Amendment to the Employment Agreement, dated February 28, 2014, by and between DDR Corp. and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2014; File No. 001-11690)
10	10.35	Third Amendment to the Employment Agreement, dated February 27, 2015, by and between DDR Corp. and Christa A. Vesy*	Quarterly Report on Form 10-Q (Filed with the SEC on May 8, 2015; File No. 001-11690)
10	10.36	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.37	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.38	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.39	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.40	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.3	Consent of Deloitte Touche Tohmatsu	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	DDRM Properties LLC Consolidated Financial Statements	Filed herewith
99	99.2	Sonae Sierra Brazil BV SARL Consolidated Financial Statements	Filed herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DDR Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted accounting standards updates (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2015 and ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changed the presentation of certain debt issuance costs.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 24, 2016

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Land	$2,184,145	$2,208,468
Buildings	6,965,632	7,087,040
Fixtures and tenant improvements	743,037	645,035
	9,892,814	9,940,543
Less: Accumulated depreciation	(2,062,899)	(1,909,585)
	7,829,915	8,030,958
Construction in progress and land	235,385	395,242
Total real estate assets, net	8,065,300	8,426,200
Investments in and advances to joint ventures	467,732	414,848
Cash and cash equivalents	22,416	20,937
Restricted cash	10,104	11,375
Accounts receivable, net	129,089	132,661
Notes receivable, net	42,534	56,245
Other assets, net	359,913	457,146
	$9,097,088	$9,519,412
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$3,149,188	$2,752,394
Unsecured term loan	397,934	347,883
Revolving credit facilities	210,000	29,009
	3,757,122	3,129,286
Secured indebtedness:
Secured term loan	199,251	398,451
Mortgage indebtedness	1,183,164	1,684,487
	1,382,415	2,082,938
Total indebtedness	5,139,537	5,212,224
Accounts payable and other liabilities	425,478	448,192
Dividends payable	68,604	61,468
Total liabilities	5,633,619	5,721,884
Commitments and contingencies (Note 9)
DDR Equity
Preferred shares (Note 10)	350,000	350,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 365,292,314 and 360,711,232 shares issued at December 31, 2015 and 2014, respectively	36,529	36,071
Paid-in capital	5,466,511	5,438,778
Accumulated distributions in excess of net income	(2,391,793)	(2,047,212)
Deferred compensation obligation	15,537	16,609
Accumulated other comprehensive loss	(6,283)	(7,352)
Less: Common shares in treasury at cost: 945,268 and 957,068 shares at December 31, 2015 and 2014, respectively	(15,316)	(16,646)
Total DDR shareholders' equity	3,455,185	3,770,248
Non-controlling interests	8,284	27,280
Total equity	3,463,469	3,797,528
	$9,097,088	$9,519,412

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues from operations:
Minimum rents	$719,737	$688,556	$563,098
Percentage and overage rents	6,267	5,231	5,650
Recoveries from tenants	246,719	230,987	186,672
Fee and other income	55,348	60,901	74,515
	1,028,071	985,675	829,935
Rental operation expenses:
Operating and maintenance	144,611	142,336	129,952
Real estate taxes	149,082	138,771	109,227
Impairment charges	279,021	29,175	19,044
General and administrative	73,382	84,484	79,556
Depreciation and amortization	402,045	402,825	296,560
	1,048,141	797,591	634,339
Other income (expense):
Interest income	29,213	15,927	23,541
Interest expense	(241,727)	(237,120)	(214,370)
Other income (expense), net	(1,739)	(12,262)	(6,408)
	(214,253)	(233,455)	(197,237)
Loss before earnings from equity method investments and other items	(234,323)	(45,371)	(1,641)
Equity in net (loss) income of joint ventures	(3,135)	10,989	6,819
Impairment of joint venture investments	(1,909)	(30,652)	(980)
Gain on sale and change in control of interests, net	7,772	87,996	19,906
(Loss) income before tax expense of taxable REIT subsidiaries and state franchise and income taxes	(231,595)	22,962	24,104
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(6,286)	(1,855)	(2,685)
(Loss) income from continuing operations	(237,881)	21,107	21,419
Income (loss) from discontinued operations	—	89,398	(31,267)
(Loss) income before gain on disposition of real estate	(237,881)	110,505	(9,848)
Gain on disposition of real estate, net of tax	167,571	3,060	467
Net (loss) income	$(70,310)	$113,565	$(9,381)
(Income) loss attributable to non-controlling interests, net	(1,858)	3,717	(794)
Net (loss) income attributable to DDR	$(72,168)	$117,282	$(10,175)
Write-off of preferred share original issuance costs	—	(1,943)	(5,246)
Preferred dividends	(22,375)	(24,054)	(27,721)
Net (loss) income attributable to common shareholders	$(94,543)	$91,285	$(43,142)

Per share data:
Basic and diluted earnings per share data:
Loss from continuing operations attributable to common shareholders	$(0.27)	$0.00	$(0.04)
Income (loss) from discontinued operations attributable to common shareholders	—	0.25	(0.10)
Net (loss) income attributable to common shareholders	$(0.27)	$0.25	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(70,310)	$113,565	$(9,381)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2,088)	9,115	(25,647)
Reclassification adjustment for foreign currency translation included in net income	—	26,256	—
Change in fair value of interest-rate contracts	1,203	(1,045)	13,863
Change in cash flow hedges reclassed to earnings	1,173	472	472
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	(1,416)	—
Unrealized (losses) gains on available-for-sale securities	—	(627)	2,043
Total other comprehensive income (loss)	288	32,755	(9,269)
Comprehensive (loss) income	$(70,022)	$146,320	$(18,650)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(1,858)	3,717	(794)
Foreign currency translation gain	781	887	701
Reclassification adjustment for foreign currency translation included in net income	—	(4,501)	—
Total comprehensive (income) loss attributable to non-controlling interests	(1,077)	103	(93)
Total comprehensive (loss) income attributable to DDR	$(71,099)	$146,423	$(18,743)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	DDR Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2012	$405,000	315,239	$31,524	$4,629,257	$(1,694,822)	$15,556	$(27,925)	$(16,452)	$24,322	$3,366,460
Issuance of common shares related to stock plans	—	120	12	1,235	—	—	—	375	—	1,622
Issuance of common shares for cash offering	—	44,020	4,402	782,406	—	—	—	1,237	—	788,045
Issuance of preferred shares	150,000	—	—	(5,137)	—	—	—	—	—	144,863
Issuance of restricted stock	—	—	—	(3,118)	—	1,272	—	1,846	—	—
Vesting of restricted stock	—	—	—	3,142	—	(126)	—	(5,217)	—	(2,201)
Stock-based compensation	—	—	—	4,332	—	—	—	—	—	4,332
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	374	374
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,571)	(1,571)
Redemption of preferred shares	(150,000)	—	—	5,246	(5,246)	—	—	—	—	(150,000)
Dividends declared-common shares	—	—	—	—	(177,709)	—	—	—	—	(177,709)
Dividends declared-preferred shares	—	—	—	—	(27,686)	—	—	—	—	(27,686)
Comprehensive (loss) income	—	—	—	—	(10,175)	—	(8,568)	—	93	(18,650)
Balance, December 31, 2013	405,000	359,379	35,938	5,417,363	(1,915,638)	16,702	(36,493)	(18,211)	23,218	3,927,879
Issuance of common shares related to stock plans	—	397	40	6,066	—	—	—	824	—	6,930
Issuance of common shares for cash offering	—	664	66	11,568	—	—	—	—	—	11,634
Issuance of restricted stock	—	217	22	(7,337)	—	1,029	—	6,285	—	(1)
Vesting of restricted stock	—	54	5	4,834	—	(1,122)	—	(5,544)	—	(1,827)
Stock-based compensation	—	—	—	4,367	—	—	—	—	—	4,367
Issuance of OP Units	—	—	—	—	—	—	—	—	18,256	18,256
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	93	93
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(14,184)	(14,184)
Redemption of preferred shares	(55,000)	—	—	1,917	(1,943)	—	—	—	—	(55,026)
Dividends declared-common shares	—	—	—	—	(223,016)	—	—	—	—	(223,016)
Dividends declared-preferred shares	—	—	—	—	(23,897)	—	—	—	—	(23,897)
Comprehensive income (loss)	—	—	—	—	117,282	—	29,141	—	(103)	146,320
Balance, December 31, 2014	350,000	360,711	36,071	5,438,778	(2,047,212)	16,609	(7,352)	(16,646)	27,280	3,797,528
Issuance of common shares related to stock plans	—	435	44	7,214	—	—	—	130	—	7,388
Issuance of restricted stock	—	48	5	(2,629)	—	906	—	2,676	—	958
Vesting of restricted stock	—	12	1	3,850	—	(1,978)	—	(2,754)	—	(881)
Stock-based compensation	—	—	—	2,902	—	—	—	—	—	2,902
Issuance of common stock in settlement of conversion feature (Note 7)	—	3,043	304	(1,726)	—	—	—	1,278	—	(144)
Redemption of OP Units	—	1,043	104	18,122	—	—	—	—	(18,256)	(30)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,817)	(1,817)
Dividends declared-common shares	—	—	—	—	(250,038)	—	—	—	—	(250,038)
Dividends declared-preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive (loss) income	—	—	—	—	(72,168)	—	1,069	—	1,077	(70,022)
Balance, December 31, 2015	$350,000	365,292	$36,529	$5,466,511	$(2,391,793)	$15,537	$(6,283)	$(15,316)	$8,284	$3,463,469

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net (loss) income	$(70,310)	$113,565	$(9,381)
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	402,045	419,079	324,129
Stock-based compensation	7,895	9,962	8,371
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	(5,315)	(6,488)	4,930
Accretion of convertible debt discount	9,953	11,377	10,789
Equity in net loss (income) of joint ventures	3,135	(10,989)	(6,819)
Impairment of joint venture investments	1,909	30,652	980
Net gain on sale and change in control of interests	(7,772)	(87,996)	(19,906)
Operating cash distributions from joint ventures	8,382	10,749	15,116
Realized gain on sale of available-for-sale securities	—	(1,416)	—
Gain on disposition of real estate	(167,571)	(99,069)	(11,741)
Impairment charges and loan loss reserves	279,021	38,552	72,597
Change in notes receivable accrued interest	(8,048)	(8,259)	(5,756)
Change in restricted cash	1,111	7,060	3,610
Net change in accounts receivable	(3,107)	(2,357)	(3,463)
Net change in accounts payable and accrued expenses	174	14,630	(18,651)
Net change in other operating assets and liabilities	(16,915)	(18,770)	9,169
Total adjustments	504,897	306,717	383,355
Net cash flow provided by operating activities	434,587	420,282	373,974
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(176,020)	(330,929)	(857,795)
Real estate developed and improvements to operating real estate	(305,725)	(260,897)	(210,709)
Proceeds from disposition of real estate and joint venture interests	488,229	977,189	236,219
Equity contributions to joint ventures	(6,142)	(21,754)	(21,043)
Issuance of joint venture advances, net	(82,634)	(258,248)	(41,000)
Distributions from sale and refinancing of joint venture interests	10,678	15,565	2,429
Return of investments in joint ventures	7,445	10,128	7,450
Purchase of available-for-sale securities	—	—	(1,800)
Proceeds from sale of available-for-sale securities	—	3,216	—
Issuance of notes receivable	—	—	(26,555)
Repayment of notes receivable	9,521	1,436	18,326
Change in restricted cash	160	17,490	(3,381)
Net cash flow (used for) provided by investing activities	(54,488)	153,196	(897,859)
Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	182,371	2,110	(117,256)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	884,786	—	591,006
Repayments of senior notes	(502,996)	—	—
Proceeds from mortgages and other secured debt	400,000	151,302	46,645
Repayment of term loans and mortgage debt	(1,068,924)	(497,238)	(519,881)
Payment of debt issuance costs	(4,605)	(1,046)	(3,999)
Redemption of preferred shares	—	(55,000)	(150,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses	—	11,635	788,045
Proceeds from issuance of preferred shares, net of underwriting commissions and offering expenses	—	—	144,863
Issuance (repurchase) of common shares in conjunction with equity award plans and dividend reinvestment plan	2,325	(494)	(4,416)
Contributions from non-controlling interests	—	93	374
Distributions to non-controlling interests and redeemable operating partnership units	(6,452)	(9,446)	(1,565)
Dividends paid	(265,277)	(240,551)	(194,497)
Net cash flow (used for) provided by financing activities	(378,772)	(638,635)	579,319
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,327	(65,157)	55,434
Effect of exchange rate changes on cash and cash equivalents	152	(570)	56
Cash and cash equivalents, beginning of year	20,937	86,664	31,174
Cash and cash equivalents, end of year	$22,416	$20,937	$86,664

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

Reclassifications

Certain reclassifications have been made to the Company’s 2014 financial statements to conform to the 2015 presentation.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Mortgages assumed from acquisitions	$33.7	$293.3	$969.7
Issuance of Operating Partnership Units ("OP Units")	—	18.3	—
Redemption of OP Units	18.3	—	—
Elimination of a previously held equity interest	1.4	2.5	26.4
Accounts payable related to construction in progress	31.6	25.7	21.5
Dividends declared	68.6	61.5	55.1
Preferred equity interest and mezzanine loan applied to purchase price of acquired properties	—	51.8	160.1
Reclassification adjustment of foreign currency translation (Note 11)	—	21.8	—
Write-off of preferred share original issuance costs (Note 10)	—	1.9	5.2

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation.

Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in Progress and Land includes undeveloped land as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs and software development and implementation costs of $10.3 million, $11.1 million and $10.9 million in 2015, 2014 and 2013, respectively.

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

Intangibles associated with property acquisitions are included in other assets and other liabilities, as appropriate, in the Company’s consolidated balance sheets.  In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.  The Company’s intangibles are as follows (in millions):

	December 31,
	2015	2014
Assets: Above-market leases, net	$30.3	$38.6
Liabilities: Below-market leases, net	(155.3)	(139.3)

Estimated net future amortization income associated with the Company’s above- and below-market leases is as follows:

Year	(Millions)
2016	$4.3
2017	5.4
2018	7.0
2019	7.9
2020	8.0

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset or undeveloped land, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $279.0 million, $38.1 million and $72.6 million (Note 12), including those classified within discontinued operations (2014 and 2013), related to consolidated real estate investments during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Prior to the Company’s adoption on January 1, 2015 of guidance for reporting discontinued operations (see “New Accounting Standards Adopted”), pursuant to the definition of a component of an entity and, assuming no significant continuing involvement, the operations of the sold asset or asset classified as held for sale are considered discontinued operations.  Interest expense that is specifically identifiable to the property is included in the computation of interest expense attributable to discontinued operations.  Consolidated interest expense at the corporate level is allocated to discontinued operations based on the proportion of net assets disposed.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2015 and 2014.

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

Interest paid during the years ended December 31, 2015, 2014 and 2013, aggregated $234.6 million, $243.2 million and $218.4 million, respectively, of which $6.7 million, $8.7 million and $8.8 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis in an unconsolidated joint venture is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture.  Periodically, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.  The Company recorded aggregate impairment charges of $1.9 million, $30.7 million and $1.0 million (Note 12) related to its investments in unconsolidated joint ventures during the years ended December 31, 2015, 2014 and 2013, respectively.  These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture.  The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the respective loan agreement.  For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash caused by changes in operating expenses, primarily real estate taxes, are reflected in cash from operating activities and changes in restricted cash caused by changes in capital improvements are reflected in cash from investing activities.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $6.2 million and $7.2 million at December 31, 2015 and 2014, respectively.  At December 31, 2015 and 2014, straight-line rents receivable, net of a provision for uncollectible amounts of $4.0 million and $3.6 million, respectively, aggregated $65.7 million and $63.8 million, respectively.

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

Deferred Charges

Costs incurred in obtaining indebtedness are included, in accordance with Accounting Standards Update (“ASU”) No. 2015-03, in the Company’s consolidated balance sheets and are amortized over the terms of the related debt agreements (see “New Accounting Standards Adopted”).  Such amortization is reflected as Interest Expense in the Company’s consolidated statements of operations.

Available-for-Sale Securities

The Company’s marketable equity securities are recorded at fair value and are included in Other Assets in the accompanying consolidated balance sheets.  Any unrealized gains or losses are recorded in Other Comprehensive Income (“OCI”), and any realized gains and losses are recorded using the specific identification method in the Company’s consolidated statements of comprehensive income or loss.  The Company’s marketable securities are Level 1 investments as they have a quoted market price in an active market.  See “Fair Value Hierarchy” below for a description of Level 1 investments.

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

Fee and other income was composed of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Management and other fee income	$32,971	$31,907	$40,160
Ancillary and other property income	19,038	24,288	28,108
Lease termination fees	2,774	4,085	5,699
Other	565	621	548
Total fee and other income	$55,348	$60,901	$74,515

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

For the years ended December 31, 2015, 2014 and 2013, stock-based compensation cost recognized by the Company was $7.0 million, $9.1 million and $7.4 million, respectively.  These amounts include $0.5 million, $1.4 million and $0.1 million as a result of accelerated vesting of awards due to employee separations in 2015, 2014 and 2013, respectively.  This net cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.  The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs.  The provisions have various effective dates beginning as early as 2016.  The Company expects that the changes will not materially impact its operations, but will continue to monitor as regulatory guidance as issued.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2015, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2012 and forward.

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

Segments

At December 31, 2015, the Company had two reportable operating segments: shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

New Accounting Standards Adopted

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a final standard that changed the criteria for determining which disposals are presented as discontinued operations.  The revised definition of a discontinued operation is “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.”  The FASB agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.”  A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  The FASB also reaffirmed its decision to no longer preclude presentation of a disposal as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations.  Public entities were required to apply the standard in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company adopted the standard effective January 1, 2015, and there was no impact to net income in the current period financial statements.  Properties sold prior to January 1, 2015 are not subject to ASU No. 2014-08 and therefore continue to be classified as discontinued operations using the previous definition.  The adoption resulted in most individual property disposals not qualifying for discontinued operations presentation, and thus, the results of the properties that have been sold remain in Income from Continuing Operations and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  Under ASU No. 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset.  While ASU No. 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing.  ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement.  The new guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  Retrospective application to prior periods is required.  The Company adopted this standard as of December 31, 2015, which resulted in a reclassification of deferred loan costs, net at December 31, 2014, and a decrease in total net assets of $22.5 million related to term debt (Note 7).  The debt issuance costs related to the Company’s revolving credit facilities remain classified as an asset on the consolidated balance sheet.  This change was also applied to the selected financial data table in Item 6 of this Form 10-K.

New Accounting Standards To Be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of ASU No. 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09.  The Company is currently assessing the impact, if any, the adoption of this standard will have on its financial statements and has not decided upon the method of adoption.

Business Combinations

In September 2015, the FASB issued guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  The guidance is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted.  Application of the guidance is prospective.  The Company has not determined when it will adopt this guidance, nor what impact the adoption may have on its consolidated financial statements.

Accounting for Leases

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued an Accounting Standards Update (Revised), Leases (Topic-842) (the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification No. 840 Leases. Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. In November 2015, the FASB announced the final lease standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of the date of this report, the final standard has not yet been issued. This Exposure Draft could have a significant impact on the Company’s consolidated financial statements as the Company has ground lease agreements, in which it could be either a lessor or lessee, at many of its shopping centers. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting standards will have on its consolidated financial statements and as such the Company continues to assess the impact the adoption of this standard will have on its financial statements.

2.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2015, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage	Assets Owned
BRE DDR Retail Holdings III	5.0%	56 shopping centers in several states
BRE DDR Retail Holdings IV	5.0	6 shopping centers in several states
DDRTC Core Retail Fund, LLC	15.0	25 shopping centers in several states
DDR Domestic Retail Fund I	20.0	55 grocery-anchored retail centers in several states
DDR – SAU Retail Fund, LLC	20.0	23 grocery-anchored retail centers in several states
Other Joint Venture Interests	25.75–79.45	3 shopping centers in 2 states

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2015	2014
Condensed Combined Balance Sheets
Land	$1,343,889	$1,439,849
Buildings	3,551,227	3,854,585
Fixtures and tenant improvements	191,581	200,696
	5,086,697	5,495,130
Less: Accumulated depreciation	(817,235)	(773,256)
	4,269,462	4,721,874
Land held for development and construction in progress	52,390	55,698
Real estate, net	4,321,852	4,777,572
Cash and restricted cash	58,916	100,812
Receivables, net	52,768	80,508
Other assets, net	318,546	376,540
	$4,752,082	$5,335,432

Mortgage debt	$3,177,603	$3,534,553
Notes and accrued interest payable to the Company	1,556	144,831
Other liabilities	219,799	276,998
	3,398,958	3,956,382
Redeemable preferred equity	395,156	305,310
Accumulated equity	957,968	1,073,740
	$4,752,082	$5,335,432

Company's share of accumulated equity	$115,871	$122,937
Redeemable preferred equity	395,156	305,310
Basis differentials	(42,402)	(12,954)
Deferred development fees, net of portion related to the Company's interest	(2,449)	(2,562)
Amounts payable to the Company	1,556	2,117
Investments in and Advances to Joint Ventures	$467,732	$414,848

	For the Year Ended December 31,
	2015	2014	2013
Condensed Combined Statements of Operations
Revenues from operations	$524,697	$485,764	$635,933
Expenses from operations:
Operating expenses	195,957	167,691	210,829
Impairment charges(A)	52,700	21,583	43,913
Depreciation and amortization	207,816	151,651	201,021
Interest expense	140,701	171,803	204,893
Other (income) expense, net	7,193	18,249	2,298
	604,367	530,977	662,954
Loss before tax expense and discontinued operations	(79,670)	(45,213)	(27,021)
Income tax expense (primarily Sonae Sierra Brasil), net	—	(6,565)	(27,553)
Loss from continuing operations	(79,670)	(51,778)	(54,574)
Discontinued operations:
Loss from discontinued operations(A)	—	(13,955)	(65,951)
Gain (loss) on disposition of real estate, net of tax(B)	—	55,020	(19,190)
Loss before gain on disposition of real estate, net	(79,670)	(10,713)	(139,715)
Gain on disposition of real estate, net	17,188	10,116	794
Net loss	$(62,482)	$(597)	$(138,921)
Income attributable to non-controlling interests	—	(2,022)	(26,005)
Net loss attributable to unconsolidated joint ventures	$(62,482)	$(2,619)	$(164,926)
Company's share of equity in net (loss) income of joint ventures(C)	$(5,289)	$9,218	$3,314
Basis differential adjustments(D)	2,154	1,771	3,505
Equity in net (loss) income of joint ventures(C)	$(3,135)	$10,989	$6,819
(A)

For the years ended December 31, 2015, 2014 and 2013, the Company’s proportionate share was $10.5 million, $4.4 million and $6.6 million, respectively.  Impairment charges included in discontinued operations related to asset sales were $11.1 million and $49.3 million for the years ended December 31, 2014 and 2013, respectively, of which the Company’s proportionate share was $0.8 million and $4.0 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.

(B)

For the year ended December 31, 2013, the loss primarily was attributable to an investment in the Coventry II Fund (as defined below) in which the Company had a 20% interest.  The joint venture recorded a loss of $32.6 million on the transfer of its ownership of one of its properties to the lender.  The Company’s share of the loss was zero as the Company had previously written off its investment in this operating property.

(C)

The Company did not record income or loss from those investments in which its investment basis was zero.  As of March 13, 2015, the Company no longer had an interest in the Coventry II Fund assets (see below).

(D)

The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Management and other fees	$26.0	$24.9	$29.3
Development fees and leasing commissions	6.8	6.4	10.0
Interest income	26.0	11.0	16.1

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

BRE DDR Retail Holdings Joint Venture Acquisitions

In 2015 and 2014, in two separate transactions, two joint ventures between consolidated affiliates of the Company and The Blackstone Group L.P. (“Blackstone”) each acquired a portfolio of shopping centers (the “BRE DDR Joint Ventures”).  The joint ventures were completed on similar terms as follows:

Terms	BRE DDR Retail Holdings IV	BRE DDR Retail Holdings III
Date acquired	December 2015	October 2014
Number of centers	6	70
Gross leasable area ("GLA")(A)	1.3 million	11.4 million
DDR common equity interest (5%)	$12.9 million	$19.6 million
DDR preferred equity interest	$82.6 million	$300.0 million
Preferred equity fixed dividend rate per annum	8.5%	8.5%
Transaction value at 100%	$250.1 million	$1.93 billion
Maximum preferred equity fixed distribution deferral	23.5%	23.5%
Fixed distribution rate per annum for any deferred and unpaid preferred equity distributions	8.5%	8.5%
Mortgage debt assumed at 100%	$112.9 million	$436.8 million
New mortgage financings at 100%	—	$800.0 million

(A)	All references to GLA or square feet are unaudited.

Blackstone owned 95% of the common equity of the BRE DDR Joint Ventures, and consolidated affiliates of DDR owned the remaining 5%.  The Company’s preferred equity entitled it to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity.  This distribution was recognized as interest income within the Company’s consolidated statements of operations and classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  The preferred equity is redeemable (1) at Blackstone’s option, in whole or in part, following acquisition of the properties, subject to early redemption premiums; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture.  The Company provides leasing and property management services to all of the joint venture properties.  The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

Coventry II Fund

Coventry Real Estate Advisors L.L.C. (“CREA”) formed Coventry Real Estate Fund II, L.L.C. and Coventry Fund II Parallel Fund, L.L.C. (collectively, the “Coventry II Fund”).  The Coventry II Fund was formed with several institutional investors and CREA as the investment manager.  The Company and the Coventry II Fund entered into various joint ventures to invest in a variety of retail properties that presented opportunities for value creation.  In March 2015, the Company, CREA and the Coventry II Fund finalized a settlement agreement in which the Company acquired Coventry II Fund’s 80% interest in Buena Park Place in Orange County, California (Note 3), and the Company transferred to Coventry II Fund its 20% ownership interest in the 21 remaining assets of the Coventry II Fund investments.  The Company accounted for this transaction as a step acquisition and, as a result, recorded a Gain on Change in Control of Interests of $14.3 million related to the difference between the carrying value of its equity investment and the fair value of the asset acquired.

Management Company Investment

In 2015, the Company sold its 50% membership interest in a property management company to its joint venture partner and recorded a loss on sale of $6.5 million, which is included in Gain on Sale and Change in Control of Interests, net in the Company’s consolidated statements of operations.  In addition, in the fourth quarter of 2015, the Company sold two shopping centers to its former joint venture partner aggregating a gross purchase price of $112.3 million, and the Company recorded a Gain on Sale of $59.8 million.

Sonae Sierra Brazil BV SARL (“SSB”)

On April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto and certain of his affiliates the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  SSB owned an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., which owned 10 shopping centers in Brazil and an indirect interest in the Parque Dom Pedro shopping center.  The Company’s effective economic ownership in this investment was approximately 33%.  The Company recorded a Gain on Sale of Interests of $83.7 million in 2014, which included the reclassification of $19.7 million of foreign currency translation from Accumulated OCI (Note 11).  See discussions of related party considerations (Note 14). The weighted-average exchange rate used for recording the equity in net income into U.S. dollars was 2.26 for the Company’s ownership period, January 1, 2014 to April 28, 2014, and 2.14 for the year ended December 31, 2013.

Discontinued Operations

In 2014 and 2013, the unconsolidated joint ventures sold 37 properties and 27 properties, respectively, which are reflected as discontinued operations in the condensed combined statements of operations.

3.	Acquisitions

In 2015 and 2014, the Company acquired the following shopping centers (in millions):

Location or Transaction	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Orange County, CA(A)	March 2015	$49.2	$33.0
Orlando, FL	April 2015	33.0	—
Houston, TX	June 2015	69.8	—
Orlando, FL	December 2015	67.1	—
Colorado Springs, CO	April 2014	$29.4	$12.9
Roseville, CA	May 2014	89.5	—
Cincinnati, OH	May 2014	29.5	—
Chicago, IL	June 2014	98.0	35.5
Philadelphia, PA	August 2014	31.5	—
Blackstone II Acquisition (seven assets)(A)	September 2014	395.3	233.3
Erie, PA(A)	December 2014	15.6	—
(A)	Acquired from various unconsolidated joint ventures in separate transactions. See description of Blackstone II Acquisition below.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2015	2014	2015	2014
Land	$74,699	$147,559	N/A	N/A
Buildings	140,668	399,274	(B)	(B)
Tenant improvements	5,229	9,625	(B)	(B)
Construction in progress	—	76,214	N/A	N/A
In-place leases (including lease origination costs and fair market value of leases)(A)	19,250	59,684	7.3	7.1
Tenant relations	9,176	35,828	10.9	7.7
Other assets	1,252	4,402	N/A	N/A
	250,274	732,586
Less: Mortgage debt assumed at fair value	(33,735)	(293,288)	N/A	N/A
Less: Below-market leases	(29,885)	(28,115)	18.4	19.1
Less: Other liabilities assumed	(1,169)	(3,478)	N/A	N/A
Net assets acquired	$185,485	$407,705
(A)	Includes above-market value leases of $1.5 million and $8.8 million at December 31, 2015 and 2014, respectively.
(B)	Depreciated in accordance with the Company’s policy (Note 1).

	2015	2014
Consideration:
Cash (including debt repaid at closing)	$169,805	$330,929
Gain on Change in Control of Interests	14,279	4,296
Carrying value of previously held equity interest(A)	1,401	2,449
Repayment of preferred equity interest and mezzanine loan	—	51,775
Issuance of OP Units	—	18,256
Total consideration(B)	$185,485	$407,705
(A)

The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions.  In 2014, the weighted-average discount rate applied to cash flows was approximately 7.6%; the weighted-average residual capitalization rate applied was approximately 7.0%.

(B)

Total consideration excludes $0.7 million and $2.5 million, in 2015 and 2014, respectively, of costs related to the acquisition of these assets.  These transaction costs were expensed as incurred and included in Other Income (Expense), Net in the Company’s consolidated statements of operations.

Included in the Company’s consolidated statements of operations are $9.5 million, $23.1 million and $62.1 million in total revenues from the date of acquisition through December 31, 2015, 2014 and 2013, respectively, for the acquired properties.

Assets Acquired from BRE DDR Joint Ventures

In 2014, the Company acquired sole ownership of power centers owned through its interest in a joint venture with Blackstone (“Blackstone II Acquisition”).  The Company accounted for this transaction as a step acquisition and, accordingly, recorded a Gain on Sale and Change in Control of Interests related to the difference between the Company’s carrying value and fair value of the previously held equity interest.  The acquisition was completed as follows:

Terms	Blackstone II Acquisition Assets
Date acquired	September 2014
Number of centers	7
Transaction value at 100%	$395.3 million
Mortgage debt assumed at 95% (face value)	$233.3 million
Mortgage debt repaid at closing	$28.0 million
DDR preferred equity interest repaid to DDR	$31.2 million
Gain on Change in Control of Interests	$4.0 million

Pro Forma Information

The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2015, as if the acquisition of the properties acquired in 2015 were completed on January 1, 2014.  The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2014, as if the acquisition of the interests in the properties acquired in 2014 were completed on January 1, 2013.  The Gain on Change in Control of Interests related to the acquisitions from unconsolidated joint ventures was adjusted to the assumed acquisition date as explained above.  The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been, assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except per share amounts).

	For the Year Ended December 31, (Unaudited)
	2015	2014
Pro forma revenues	$1,037,503	$1,037,525
Pro forma (loss) income from continuing operations	$(250,685)	$24,128
Pro forma net (loss) income attributable to common shareholders	$(107,347)	$94,306
Basic and diluted earnings per share data:
Net (loss) income attributable to common shareholders	$(0.30)	$0.26

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

Notes receivable consisted of the following (in thousands):

	December 31,		Maturity Date at	Interest Rate at
	2015	2014	December 31, 2015	December 31, 2015
Loans receivable	$41,988	$52,444	September 2017– June 2023	5.7%–10.0%
Other	546	3,801	September 2017– July 2026	5.6%–12.0%
	$42,534	$56,245

As of December 31, 2015 and 2014, the Company had three and six loans receivable outstanding, respectively.  The following table reconciles the loans receivable on real estate (in thousands):

	2015	2014
Balance at January 1	$52,444	$72,218
Additions:
Interest	—	810
Accretion of discount	980	926
Deductions:
Collections of principal and interest	(11,436)	(460)
Loan loss reserve(A)	—	(500)
Other(B)	—	(20,550)
Balance at December 31	$41,988	$52,444

(A)	Amount classified in Other Income (Expense), Net in the consolidated statement of operations for the year ended December 31, 2014.
(B)	Loan applied toward the purchase price of the asset acquired in Chicago, Illinois (Note 3).

At December 31, 2015, the Company did not have any loans outstanding that were past due.  The following table summarizes the activity in the loan loss reserve (in thousands):

	2015	2014	2013
Balance at January 1	$15,606	$15,106	$15,106
Additions:
Loan loss reserve	—	500	—
Deductions:
Write-offs(A)	(15,606)	—	—
Balance at December 31	$—	$15,606	$15,106
(A)

In 2015, the Company sold a note receivable with a face value, including accrued interest, of $9.8 million and a net value of $5.0 million, for proceeds of $7.9 million.  As a result, the related loan loss reserve of $4.8 million was reversed and income of $2.9 million was recognized and classified as Gain on Disposition of Real Estate in the consolidated statements of operations.  In connection with this transaction, the Company wrote off a cross collateralized fully reserved note receivable with a face value including accrued interest of $10.8 million.  The aggregate write-down in the loan loss reserve related to this transaction was $15.6 million.

5.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Intangible assets:
In-place leases, net	$130,330	$160,351
Above-market leases, net (including lease origination costs)	46,214	57,199
Tenant relations, net	134,504	171,666
Total intangible assets, net	311,048	389,216
Other assets:
Prepaid expenses(A)	28,923	14,456
Other assets	6,293	39,746
Deposits	7,536	8,024
Deferred charges, net	6,113	5,704
Total other assets, net	$359,913	$457,146
(A)

Includes deferred tax assets.  During 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid an additional $20.2 million as part of an overall tax restructuring of which $16.8 million is recorded as a prepaid expense at December 31, 2015 (Note 17).

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows:

Year	(Millions)
2015	$92.6
2014	109.5
2013	57.0

Estimated future amortization expense associated with the Company’s intangible assets, excluding above- and below-market leases, is as follows:

Year	(Millions)
2016	$71.9
2017	58.8
2018	41.1
2019	30.0
2020	21.5

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2015	2014	2015	2014	December 31, 2015
Unsecured Credit Facility	$210.0	$29.0	1.4%	2.2%	June 2019
PNC Facility	—	—	N/A	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2015 and 2014.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”), which was amended in 2015.  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The

Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2015.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility was also amended in 2015 to reflect terms consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at December 31, 2015), as defined in the respective facility, or (ii) LIBOR, plus a specified spread (1.0% at December 31, 2015).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2015 and 2014.

7.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2015	2014	2015	2014	December 31, 2015
Unsecured indebtedness:
Senior notes(B)	$3,172.2	$2,425.2	3.375%–9.625%	3.375%–9.625%	March 2016– February 2026
Senior notes – (discount) premium, net	(5.9)	0.7
Net unamortized debt issuance costs	(17.1)	(13.5)
Senior convertible notes due 2040, net	—	340.0	N/A	1.75%	N/A
Total Senior Notes	$3,149.2	$2,752.4

2015 Unsecured Term Loan	$400.0	N/A	1.5%	N/A	April 2017
2014 Unsecured Term Loan	N/A	$350.0	N/A	3.1%	N/A
Net unamortized debt issuance costs	(2.1)	(2.1)
Total Unsecured Term Loan	$397.9	$347.9

Secured indebtedness:
Secured Term Loan	$200.0	$400.0	1.8%	1.6%	April 2017
Net unamortized debt issuance costs	(0.7)	(1.5)
Total Secured Term Loan	$199.3	$398.5

Mortgage indebtedness – Fixed Rate	$1,109.1	$1,590.6	5.0%	5.4%	September 2016– February 2022
Mortgage indebtedness – Variable Rate	78.0	99.2	1.8%	1.4%	March 2016– December 2016
Net unamortized debt issuance costs	(3.9)	(5.4)
Total Mortgage Indebtedness	$1,183.2	$1,684.4
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted-average of the outstanding debt. Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2015 and 2014.

(B)	Effective interest rate ranged from 3.5% to 9.9% at December 31, 2015.

Senior Notes

In 2015, the Company issued $500.0 million aggregate principal amount of 3.625% senior unsecured notes due February 2025 and $400.0 million aggregate principal amount of 4.25% senior unsecured notes due February 2026.

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 5.2% and 5.3% at December 31, 2015 and 2014, respectively.  Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements.  The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes and senior convertible notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2015 and 2014, the Company was in compliance with all of the financial and other covenants.

Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $2.0 million and $1.3 million in 2015 and 2013, respectively.

Senior Convertible Notes

In November 2015, the Company elected to redeem their senior convertible notes, in their entirety, prior to maturity.  The conversion price consisted of cash equal to the principal amount of the senior convertible notes and a premium paid in the Company’s common shares (equal to 9.0311 common shares per $1,000 principal amount of the senior convertible notes).  The Company issued 3.2 million shares upon conversion of the convertible notes.  The senior convertible notes were senior unsecured obligations and ranked equally with all other senior unsecured indebtedness of the Company.  The Company’s carrying amount of its debt and equity balance at December 31, 2014, for the senior convertible notes was as follows (in thousands):

December 31, 2014
Carrying value of equity component	$52,497
Principal amount of senior convertible notes	$350,000
Remaining unamortized accretion	(9,954)
Net carrying value of senior convertible notes	$340,046

2015 Unsecured Term Loan

In 2015, the Company entered into a $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent and PNC Bank, National Association, as syndication agent (the “2015 Unsecured Term Loan”).  The 2015 Unsecured Term Loan has a maturity date of April 2017, with three one-year borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The outstanding principal amount under this credit facility may not exceed $600 million.  The 2015 Unsecured Term Loan bears interest at variable rates based on LIBOR as defined in the loan agreements plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.1% at December 31, 2015).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2015.

2014 Unsecured Term Loan

The Company had a $350 million unsecured term loan (the “2014 Unsecured Term Loan”), which was repaid in 2015, with a syndicate of financial institutions, for which Wells Fargo Bank, National Association and PNC Bank, National Association served as the administrative agents.  The 2014 Unsecured Term Loan bore interest at variable rates.  The Company was required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2014.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent.  The Secured Term Loan matures in April 2017, which may be extended for one year to April 2018 at the Company’s option.  Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.35% at December 31, 2015) based on the Company’s long-term senior unsecured debt rating.  The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2015 and 2014.

Mortgages Payable

Mortgages payable, collateralized by investments and real estate with a net book value of $1.9 billion at December 31, 2015, and related tenant leases are generally due in monthly installments of principal and/or interest.  Fixed interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 6), unsecured and secured indebtedness, excluding extension options, as of December 31, 2015, are as follows (in thousands):

Year	Amount
2016	$410,199
2017	1,132,968
2018	505,499
2019	395,819
2020	649,109
Thereafter	2,056,918
5,150,512
Unamortized fair market value of assumed debt	12,860
Net unamortized debt issuance costs	(23,835)
Total indebtedness	$5,139,537

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2015, 2014 and 2013 aggregated $2.3 million, $1.9 million and $3.2 million, respectively.

8.	Financial Instruments

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At December 31, 2015 and 2014, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis

The Company maintains interest rate swap agreements (included in Other Assets and Other Liabilities) and marketable equity securities (included in Other Assets), which include investments in the Company’s Elective Deferred Compensation Plan (Note 15) as of December 31, 2015 and 2014.  The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2015
Derivative Financial Instruments	$—	$(2.5)	$—	$(2.5)
Marketable Securities	$3.1	$—	$—	$3.1
December 31, 2014
Derivative Financial Instruments	$—	$(4.3)	$—	$(4.3)
Marketable Securities	$3.7	$—	$—	$3.7

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets.  See discussion of fair value considerations of joint venture investments in Note 12.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Marketable Equity Securities, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $441.5 million and $362.2 million at December 31, 2015 and 2014, respectively, as compared to the carrying amounts of $437.6 million and $358.2 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$3,149,188	$3,292,723	$2,752,394	$3,011,374
Revolving Credit Facilities and term loans	807,185	811,666	775,343	786,922
Mortgage Indebtedness	1,183,164	1,235,139	1,684,487	1,741,855
	$5,139,537	$5,339,528	$5,212,224	$5,540,151

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

As of December 31, 2015, the Company had one effective Swap with a notional amount of $78.5 million, expiring in September 2017, which converts LIBOR to a fixed rate of 2.8%.  The aggregate fair value of the Swap was a liability of $2.5 million, which is included in Other Liabilities on the Company’s consolidated balance sheet.  As of December 31, 2014, the Company had nine Swaps with an aggregate notional amount of $530.0 million.  The aggregate fair value of the Swaps was a net liability of $4.3 million, which is included in Other Assets and Other Liabilities on the Company’s consolidated balance sheet.

All components of the Swaps were included in the assessment of hedge effectiveness.  The Company expects to reflect within the next 12 months an increase to interest expense (and a corresponding decrease to earnings) of approximately $2.5 million, which includes amortization of previously settled interest rate contracts.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated OCI and is subsequently reclassified into earnings, as interest expense, in the period that the hedged forecasted transaction affects earnings.  During 2015, such derivatives were used to hedge the forecasted variable cash flows associated with existing or probable future obligations.  The ineffective portion of the change in the fair value of derivatives is recognized directly in earnings.  During the three years ended December 31, 2015, the amount of hedge ineffectiveness recorded was not material.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $24.8 million as of December 31, 2015.

At December 31, 2015, the Company had letters of credit outstanding of $30.2 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $4.7 million at December 31, 2015.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases as of December 31, 2015, are as follows for continuing operations (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2016	$673,930	$3,448
2017	604,202	3,004
2018	511,631	2,931
2019	427,655	2,685
2020	344,682	2,492
Thereafter	1,114,376	126,248
	$3,676,476	$140,808

10.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

The Company had 369,176 and 1,412,366 OP Units outstanding at December 31, 2015 and 2014, respectively.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s balance sheet as Non-Controlling Interests.

In 2014, the Company issued 1.0 million OP Units in conjunction with the purchase of an asset in Chicago, Illinois (Note 3).  In 2015, these OP Units were converted into an equivalent number of common shares of the Company.  This transaction was treated as a purchase of a non-controlling interest and a non-cash transaction.

Preferred Shares

The Company’s preferred shares outstanding are as follows (in thousands):

	December 31,
	2015	2014
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2015 and 2014	$200,000	$200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2015 and 2014	150,000	150,000
	$350,000	$350,000

In 2014 and 2013, the Company recorded charges of $1.9 million and $5.2 million, respectively, related to the write-off of preferred share original issuance costs triggered by the redemption of preferred shares in the respective year.  Total fees paid by the Company for the issuance of preferred shares were $0.4 million in 2013.

The depositary shares, representing the Class J Cumulative Redeemable Preferred Shares (“Class J Shares”) and the Class K Cumulative Redeemable Preferred Shares (“Class K Shares”) represent 1/20 of a Class J Share and Class K Share, respectively, and have a liquidation value of $500 per share.  The Class J depositary shares are not redeemable by the Company prior to August 1, 2017, and the Class K depositary shares are not redeemable by the Company prior to April 9, 2018, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value.  Common share dividends declared per share were as follows:

	For the Year Ended December 31,
	2015	2014	2013
Common share dividends declared per share	$0.69	$0.62	$0.54

The Company issued common shares, including through the use of its continuous equity programs, and paid fees of $0.2 million and $0.7 million, respectively, for the years ended December 31, 2014 and 2013 and none in 2015.  The issuances are as follows:

Year	Number of Shares Sold (Millions)	Average Price Per Share	Net Proceeds (Millions)
2014	0.7	$18.15	$11.6
2013	44.1	18.76	788.0

11.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows:

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance, December 31, 2012	$(22,247)	$(5,678)	$—	$(27,925)
Other comprehensive income (loss) before reclassifications	13,863	(24,946)	2,043	(9,040)
Change in cash flow hedges reclassed to earnings(A)	472	—	—	472
Net current-period other comprehensive income (loss)	14,335	(24,946)	2,043	(8,568)
Balance, December 31, 2013	(7,912)	(30,624)	2,043	(36,493)
Other comprehensive (loss) income before reclassifications	(1,045)	10,002	(627)	8,330
Change in cash flow hedges reclassed to earnings(A)	472	—	—	472
Reclassification adjustment for foreign currency translation(B)	—	21,755	—	21,755
Reclassification adjustment for realized gains on available-for-sale securities(C)	—	—	(1,416)	(1,416)
Net current-period other comprehensive (loss) income	(573)	31,757	(2,043)	29,141
Balance, December 31, 2014	(8,485)	1,133	—	(7,352)
Other comprehensive income (loss) before reclassifications	1,203	(1,307)	—	(104)
Change in cash flow hedges reclassed to earnings(A)	1,173	—	—	1,173
Net current-period other comprehensive income (loss)	2,376	(1,307)	—	1,069
Balance, December 31, 2015	$(6,109)	$(174)	$—	$(6,283)
(A)

For the year ended December 31, 2015, includes Other Income (Expense), Net of $0.6 million.  Additionally, in the Company’s consolidated statements of operations, amortization of $0.7 million, $0.6 million and $0.6 million was classified in Interest Expense for the three years ended December 31, 2015, 2014 and 2013, respectively, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million in each of the same periods, which was previously recognized in Accumulated OCI.

(B)

Includes a release of foreign currency translation of $19.7 million related to the Company’s sale of its interest in SSB (Note 2), classified as Gain on Sale and Change in Control of Interests in the Company’s consolidated financial statements.  Also includes a release of foreign currency translation of $2.1 million related to the Company’s liquidation of its investment in Russia and its substantial liquidation of its consolidated investment in Canada, classified as Gain on Sale, as well as Non-Controlling Interests, in the Company’s consolidated statements of operations.  These transactions were previously recognized in Accumulated OCI.

(C)	Realized gains are included in the Company’s consolidated statement of operations within Other Income (Expense), Net for the year ended December 31, 2014.

12.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Assets marketed for sale or assets sold(A)	$179.7	$10.6	$16.0
Undeveloped land previously held for development(B)	99.3	18.6	3.0
Total continuing operations	$279.0	$29.2	$19.0
Sold assets – discontinued operations	—	8.9	53.6
Joint venture investments(C)	1.9	30.7	1.0
Total impairment charges	$280.9	$68.8	$73.6
(A)

In March 2015, the Company’s new senior management team initiated changes in the Company’s investment strategy.  Senior management took steps to accelerate the Company’s portfolio quality improvement initiative, which it intends to accomplish in part through the acceleration of disposition plans of lower quality assets that do not have strong long-term growth profiles.  As a result, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, the Company concluded that certain assets were impaired.  The Company recorded impairment charges on 25 operating shopping centers that management identified as disposition candidates over the 12 to 24-month period following March 2015.  The impairment charges for the years ended December 31, 2014 and 2013, were triggered primarily due to the Company’s marketing of these assets for sale and management’s assessment of the likelihood and timing of one or more potential transactions.

(B)

Amounts recorded primarily were related to land previously held for future development.  The asset impairments were triggered primarily by the decision made by the Company’s senior management to sell the land and no longer consider development alternatives.

(C)

Represents “other than temporary impairment” charges on unconsolidated joint venture investments.  Amount recorded in 2014 represents a charge on a joint venture development project in Canada.  The impairment primarily was triggered as a result of a major retailer’s decision to exit the Canadian market, as well as changes in the timing of the project and development assumptions.

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

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income.  For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt.  These valuation adjustments were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2015, 2014 and 2013.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2015
Long-lived assets held and used	$—	$—	$407.1	$407.1	$279.0
Unconsolidated joint venture investments	—	—	—	—	1.9
December 31, 2014
Long-lived assets held and used	—	—	141.2	141.2	38.1
Unconsolidated joint venture investments	—	—	6.4	6.4	30.7
December 31, 2013
Long-lived assets held and used/held for sale	—	—	164.2	164.2	72.6
Unconsolidated joint venture investments	—	—	35.3	35.3	1.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot, which is in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31,				Range
Description	2015	2014	Valuation Technique	Unobservable Inputs	2015	2014
Impairment of consolidated assets	$33.8	$74.2	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	287.6	67.0	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	8%–9%	8%
				Price per Square Foot	$10–$40	N/A
	51.5	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–14%	N/A
				Terminal Capitalization Rate	8%–10%	N/A
	34.2	N/A	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A
Impairment of joint venture investments	—	6.4	Discounted Cash Flow	Discount Rate	N/A	15%
				Terminal Capitalization Rate	N/A	6%
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

13.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Disposition of Real Estate

During the year ended December 31, 2015, the Company sold 29 properties and additional non-income producing assets.  These sales have not been classified as discontinued operations in the financial statements, as these sales do not represent a strategic shift in the Company’s business plan (Note 1).

Discontinued Operations

The Company sold 35 properties in 2014 and 39 properties in 2013 that are included in discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations prior to the newly adopted guidance for reporting discontinued operations (Note 1) (in thousands):

	For the Year Ended December 31,
	2014	2013
Revenues	$39,537	$81,241
Expenses:
Operating expenses	11,070	23,204
Impairment charges	8,877	53,553
Interest, net	9,947	19,457
Depreciation and amortization	16,254	27,568
	46,148	123,782
Loss from discontinued operations	(6,611)	(42,541)
Gain on disposition of real estate, net of tax	96,009	11,274
Income (loss) from discontinued operations	$89,398	$(31,267)

14.	Transactions with Related Parties

Transactions with the Company’s equity affiliates are described in Note 2.

As discussed in Note 2, on April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”) the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  The Investor was deemed to be a related party in 2014 as a result of his common stock ownership in DDR.  Furthermore, Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with the Investor, which entities purchased a portion of the Company’s ownership interest in SSB.  The Company believed that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction. The transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by the Investor recusing themselves.

15.	Benefit Plans

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, awards available for grant were 6.2 million common shares at December 31, 2015.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

The fair values for option awards granted in 2015, 2014 and 2013 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Weighted-average fair value of grants	$2.35	$2.43	$5.31
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.4%–1.6%	1.2%–1.4%	0.9%–1.8%
Dividend yield (range) – Forecasted dividend yield based on the expected life	4.1%–4.3%	4.5%–4.6%	4.1%–4.5%
Expected life (range) – Derived by referring to actual exercise experience	4–5 years	4–5 years	5–6 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	21.5%–23.4%	24.7%–28.5%	49.2%–52.5%

The following table reflects the stock option activity described above:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2012	2,596	$25.70
Granted	345	16.91
Exercised	(87)	9.25
Forfeited	(193)	28.10
Balance December 31, 2013	2,661	24.77
Granted	774	16.61
Exercised	(154)	10.02
Forfeited	(320)	33.40
Balance December 31, 2014	2,961	22.48
Granted	557	19.26
Exercised	(234)	12.85
Forfeited	(472)	36.51
Balance December 31, 2015	2,812	$20.29	5.6	$6,867

Options exercisable at December 31,
2015	1,760	$21.69	4.2	$6,764
2014	1,922	25.75	4.0	9,077
2013	2,052	27.53	4.1	6,491

The following table summarizes the characteristics of the options outstanding at December 31, 2015 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/15	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/15	Weighted-Average Exercise Price
$0.00–$12.00	566	3.3	$6.92	566	$6.92
$12.01–$16.00	371	5.7	13.85	371	13.85
$16.01–$21.00	1,415	7.9	17.64	363	16.76
$21.01–$69.50	460	1.5	50.09	460	50.09
	2,812	5.6	$20.29	1,760	$21.69

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2015 (options in thousands):

	Options	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	1,039	$3.23
Granted	557	2.35
Vested	(438)	3.64
Forfeited	(106)	2.71
Unvested at December 31, 2015	1,052	$2.64

As of December 31, 2015, total unrecognized stock option compensation cost granted under the plans was $1.4 million, which is expected to be recognized over a weighted-average 1.6-year term.

Exercises of Employee Stock Options

The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Cash received for exercise price	$2.5	$1.5	$0.8
Intrinsic value	1.2	1.1	0.7

Restricted Stock Awards

The Board of Directors approved grants to executives of the Company of restricted common shares of 0.2 million in 2015 and 2013, and 0.3 million in 2014.  The restricted stock grants generally vest in equal annual amounts over a four-year period.  Restricted share awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding.  These grants have a weighted-average fair value at the date of grant ranging from $9.25 to $19.54, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors in each of the three years ended December 31, 2015.  These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

In 2009, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “2009 VSEP”) and the grant of awards to certain of the Company’s executives.  These award grants are reflected as restricted stock and vest in equal annual amounts through December 31, 2016.

2013 Value Sharing Equity Program

The Company adopted the 2013 Value Sharing Equity Program (“2013 VSEP”) and on January 1, 2013, granted to certain officers of the Company awards that represent the opportunity to earn restricted stock grants through December 31, 2015.  The 2013 VSEP awards earned resulted in the granting of common shares of the Company to participants on several measurement dates through December 31, 2015, and are subject to an additional service-based vesting schedule.  As a result, in general, the total compensation available to participants under the 2013 VSEP will be fully earned and vested on December 31, 2019.

The 2013 VSEP was designed to allow DDR to reward participants for superior financial performance and allow them to share in value created based upon (1) increases in DDR’s adjusted market capitalization over pre-established periods and (2) increases in relative total shareholder return of DDR as compared to the performance of the FTSE NAREIT Equity REITs Total Return Index for the FTSE International Limited NAREIT U.S. Real Estate Index Series (the “NAREIT Index”).  Under the 2013 VSEP, participants were granted two types of performance-based awards – an “absolute performance award” and a “relative performance award,” which were settled with DDR common shares.

Absolute Performance Awards.  On December 31, 2015, the final measurement date, the Company measured the “Value Created” between the start of the 2013 VSEP through December 31, 2015.  Value Created was determined as the increase in DDR’s market capitalization, as adjusted for equity issuances and/or equity repurchases.  The share price used for purposes of determining Value Created for the absolute performance awards was capped based on an 8.0% compound annual growth rate for DDR shares from the start of the 2013 VSEP through the end of 2015 (the “Maximum Ending Share Price”).

The total share of Value Created for all participants for the absolute performance awards was capped at $18.0 million (the aggregate percentage share for all participants for the absolute performance awards was 1.4133%).  As a result, each participant’s total share of Value Created for the absolute performance awards was capped at an individual maximum limit. An aggregate of 0.5 million common shares was issued under the terms of the plan.

Relative Performance Awards.  Under the relative performance awards, on December 31, 2015, DDR compared its dividend-adjusted share price performance during the period between the start of the 2013 VSEP and December 31, 2015, to the performance of a comparable hypothetical investment in the NAREIT Index (in each case as adjusted for equity issuances and/or equity repurchases during the same period).  No relative performance awards were earned under the terms of the plan.

The fair value of the 2013 VSEP awards was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.36%
Weighted-average dividend yield	4.0%
Expected life	3 years
Expected volatility	18%–24%

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants and grants pursuant to VSEP plans for the year ended December 31, 2015 (awards in thousands):

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	1,165	$16.00
Granted	240	19.06
Vested	(582)	15.83
Forfeited	(81)	16.98
Unvested at December 31, 2015	742	$17.03

As of December 31, 2015, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $10.1 million, which is expected to be recognized over a weighted-average 2.0-year term.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and DDR Corp. Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2015.

16.	Earnings Per Share

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

	For the Year Ended December 31,
	2015	2014	2013
Numerators – Basic and Diluted
Continuing Operations:
(Loss) income from continuing operations	$(237,881)	$21,107	$21,419
Plus: Gain on disposition of real estate	167,571	3,060	467
Plus: (Income) loss attributable to non-controlling interests	(1,858)	2,356	(640)
Less: Write-off of preferred share original issuance costs	—	(1,943)	(5,246)
Less: Preferred dividends	(22,375)	(24,054)	(27,721)
Less: Earnings attributable to unvested shares and OP Units	(1,286)	(1,684)	(1,367)
Loss from continuing operations	(95,829)	(1,158)	(13,088)
Discontinued Operations:
Income (loss) from discontinued operations	—	89,398	(31,267)
Plus: loss (income) attributable to non-controlling interests	—	1,361	(154)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(95,829)	$89,601	$(44,509)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	360,946	358,122	326,426

Basic Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$(0.27)	$0.00	$(0.04)
Income (loss) from discontinued operations attributable to common shareholders	—	0.25	(0.10)
Net (loss) income attributable to common shareholders	$(0.27)	$0.25	$(0.14)
Diluted Earnings Per Share:
Loss from continuing operations attributable to common shareholders	$(0.27)	$0.00	$(0.04)
Income (loss) from discontinued operations attributable to common shareholders	—	0.25	(0.10)
Net (loss) income attributable to common shareholders	$(0.27)	$0.25	$(0.14)

Basic average shares outstanding do not include restricted shares totaling 0.7 million, 1.2 million and 1.8 million that were not vested at December 31, 2015, 2014 and 2013, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

Options to purchase 2.8 million, 3.0 million and 2.7 million common shares were outstanding at December 31, 2015, 2014 and 2013, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for all periods presented, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

The Company’s senior convertible notes due 2040 were not included in the computation of diluted EPS for all periods presented due to the Company’s loss from continuing operations.  These notes were repaid in 2015 (Note 7).  The senior convertible notes had a conversion price of $14.85 at December 31, 2014.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 10).

•

Shares subject to issuance under the Company’s 2013 VSEP (Note 15) were not considered in the computation of diluted EPS for the years ended December 31, 2014 and 2013, as the calculation was anti-dilutive.  The final measurement date for the 2013 VSEP was December 31, 2015, and accordingly not dilutive.

•

The 39.1 million common shares that were subject to forward equity agreements entered into in May 2013 were not included in the computation of diluted EPS using the treasury stock method prior to the date of settlement because they were anti-dilutive due to the Company’s loss from continuing operations.  The Company settled the forward equity agreements in September and October 2013.  The agreement was not in effect in 2015 or 2014.

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2015, no U.S. federal income or excise taxes were incurred.

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

The tax cost basis of assets was $10.6 billion at December 31, 2015 and 2014, and $10.4 billion at December 31, 2013.  For the years ended December 31, 2015, 2014 and 2013, the Company recorded a net payment of $1.5 million, $1.6 million and $1.9 million, respectively, related to taxes. The net payment for the year ended December 31, 2015, does not include the 2015 Puerto Rico tax prepayment of $20.2 million.  These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

In 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company made a voluntary election to prepay $20.2 million of taxes related to the built-in gains associated with the real estate assets in Puerto Rico and restructured the ownership of its 14 assets in Puerto Rico.  The net balance sheet impact to the financial statements related to the restructuring was $16.8 million which is reflected as a prepaid expense (Note 5).  The Company recorded a tax expense of $3.4 million related to the 2% effective tax rate spread between the 12% tax payment and the 10% withholding tax rate.  This election permitted the Company to step up its tax basis in the Puerto Rican assets to the current estimated fair value while reducing its effective capital gains tax rate from 29% to 12%.  In addition, effective January 1, 2015, the Company entered into a closing agreement with the Puerto Rico Secretary of Treasury that now treats the Company as a Puerto Rico REIT, eliminating the requirement to record current and deferred income taxes for 2015 and forward.  To the extent the Company qualifies as a REIT under the IRS guidelines, the Company will not be subject to income tax.  However, the distributions made to its shareholders will be subject to a 10% withholding tax, which is treated as additional dividend/equity and not an income tax on the Company’s financial statements.

As a result of the Company’s closing agreement with the Puerto Rico Secretary of Treasury treating the Company as a REIT (as discussed above), the Company is no longer required to record current and deferred income taxes.  The following represents the combined activity of the Company’s TRS and its taxable activity in Puerto Rico (in thousands):

	For the Year Ended December 31,
TRS	2015	2014	2013
Book (loss) income before income taxes	$(1,446)	$12,104	$6,705
Current	$—	$—	$—
Deferred	—	—	—
Total expense	$—	$—	$—

	For the Year Ended December 31,
Puerto Rico	2014	2013
Book loss before income taxes	$(11,040)	$(9,919)
Current	$—	$673
Deferred	—	—
Total expense	$—	$673

At December 31, 2015 and 2014, the Company had combined net deferred tax assets of $65.4 million and $84.5 million, respectively.  The net deferred tax asset at December 31, 2015, included $38.0 million attributed to TRS net operating loss carryforwards that expire in varying amounts between the years 2022 through 2035.

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity and its Puerto Rico activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2015	2014	2013
Statutory rate of 34% applied to pre-tax (loss) income	$(492)	$4,115	$2,280
Effect of state and local income taxes, net of federal tax benefit	(72)	605	335
Valuation allowance decrease	(1,169)	(6,144)	(1,725)
Other	1,733	1,424	(890)
Total expense	$—	$—	$—
Effective tax rate	0.00%	0.00%	0.00%

	For the Year Ended December 31,
Puerto Rico	2014	2013
Statutory rate of 39% applied to pre-tax loss	$(4,306)	$(3,869)
Valuation allowance increase	4,194	6,714
Statutory rate decrease (increase)	—	(2,189)
Other	112	17
Total expense	$—	$673
Effective tax rate	0.00%	(6.79)%

Deferred tax assets and liabilities of the Company’s TRS and Puerto Rico were as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Deferred tax assets – TRS	$65,891	$67,085	$73,182
Deferred tax assets – Puerto Rico	N/A	53,394	50,061
Deferred tax liabilities – TRS	(514)	(539)	(492)
Deferred tax liabilities – Puerto Rico	N/A	(35,437)	(36,298)
Valuation allowance – TRS	(65,377)	(66,546)	(72,690)
Valuation allowance – Puerto Rico	N/A	(17,957)	(13,763)
Net deferred tax asset(A)	$—	$—	$—
(A)

The components of the net deferred tax assets are primarily attributable to net operating losses, Puerto Rico special partnership losses and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net (loss) income attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
GAAP net (loss) income attributable to DDR	$(72,168)	$117,282	$(10,175)
Plus: Book depreciation and amortization(A)	385,696	341,391	296,008
Less: Tax depreciation and amortization(A)	(228,882)	(210,850)	(194,889)
Book/tax differences on losses from capital transactions	(149,507)	(313,855)	(148,066)
Joint venture equity in earnings, net(A)	8,491	97,323	15,659
Deferred income	(4,293)	(12,545)	4,910
Compensation expense	(18,879)	(6,103)	(5,626)
Impairment charges	280,930	68,703	73,577
Senior convertible notes – accretion adjustment	9,954	11,377	10,789
Senior convertible notes – repurchase premium	(52,390)	—	—
Puerto Rico tax prepayment	(16,812)	—	—
Miscellaneous book/tax differences, net	(10,204)	(14,745)	(9,268)
Taxable income before adjustments	131,936	77,978	32,919
Less: Capital gains	—	(48,015)	—
Taxable income subject to the 90% dividend requirement	$131,936	$29,963	$32,919
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Dividends paid	$264,243	$239,294	$193,101
Plus: Deemed dividends on convertible debt	14,159	12,026	9,987
Less: Dividends designated to prior year	(5,594)	(6,608)	(7,030)
Plus: Dividends designated from the following year	5,594	5,594	6,608
Less: Return of capital	(146,466)	(172,328)	(169,747)
Dividends paid deduction	$131,936	$77,978	$32,919

18.	Segment Information

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations in 2014 and 2013 (Note 13) (in thousands):

	For the Year Ended December 31, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$1,027,934	$137		$1,028,071
Rental operation expenses	(293,578)	(115)		(293,693)
Net operating income	734,356	22		734,378
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(402,045)			(402,045)
Interest income		29,213		29,213
Other income (expense), net			$(1,739)	(1,739)
Unallocated expenses(A)			(321,395)	(321,395)
Equity in net loss of joint ventures	(3,135)			(3,135)
Impairment of joint venture investments	(1,909)			(1,909)
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(237,881)
As of December 31, 2015:
Total gross real estate assets	$10,128,199			$10,128,199
Notes receivable, net(B)		$437,144	$(394,610)	$42,534

	For the Year Ended December 31, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$985,479	$196		$985,675
Rental operation expenses	(281,005)	(102)		(281,107)
Net operating income	704,474	94		704,568
Impairment charges	(29,175)			(29,175)
Depreciation and amortization	(402,825)			(402,825)
Interest income		15,927		15,927
Other income (expense), net		(500)	$(11,762)	(12,262)
Unallocated expenses(A)			(323,459)	(323,459)
Equity in net income of joint ventures	10,989			10,989
Impairment of joint venture investments	(30,652)			(30,652)
Gain on sale and change in control of interests, net	87,996			87,996
Income from continuing operations				$21,107
As of December 31, 2014:
Total gross real estate assets	$10,335,785			$10,335,785
Notes receivable, net(B)		$357,754	$(301,509)	$56,245

	For the Year Ended December 31, 2013
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$829,890	$45		$829,935
Rental operation expenses	(238,727)	(452)		(239,179)
Net operating income (loss)	591,163	(407)		590,756
Impairment charges	(19,044)			(19,044)
Depreciation and amortization	(296,560)			(296,560)
Interest income		23,541		23,541
Other income (expense), net			$(6,408)	(6,408)
Unallocated expenses(A)			(296,611)	(296,611)
Equity in net (loss) income of joint ventures	(10,020)		16,839	6,819
Impairment of joint venture investments	(980)			(980)
Gain on sale and change in control of interests, net	19,906			19,906
Income from continuing operations				$21,419
As of December 31, 2013:
Total gross real estate assets	$10,228,061			$10,228,061
Notes receivable, net(B)		$143,989	$(65,651)	$78,338
(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

19.	Subsequent Events

Asset Sales

From January 1, 2016 to February 24, 2016, the Company sold 16 operating assets, including 11 owned by one joint venture, and two non-operating assets for an aggregate sales price of $218.7 million at the Company’s share.

Award Plan

On February 9, 2016, the Company adopted the 2016 Value Sharing Equity Program (the “2016 VSEP”), with awards effective February 9, 2016.  The 2016 VSEP awards, if earned, may result in the granting of common shares of the Company and time-vested restricted stock units (“RSUs”) to participants on future measurement dates over three years, subject to an additional time-based vesting schedule.  As a result, in general, the total compensation available to participants under the 2016 VSEP, if any, will be fully earned only after approximately seven years (the three-year performance period and the final four-year time-based vesting period for RSUs).

The 2016 VSEP is designed to permit the Company to reward participants for helping the Company achieve certain financial performance by allowing them to share in value created (i.e. the increase in the Company’s market capitalization), as adjusted for equity issuances and/or equity repurchases, based upon increases in the Company’s adjusted market capitalization on certain measurement dates over the Company’s initial market capitalization using a starting share price of $17.41 per share, over pre-established periods of time.  The ending share price used for purposes of determining the value created for the performance awards during any measurement period is capped at $25.35 per share.  Because the Company’s initial market capitalization is based upon a share price of $17.41 per share, there are no performance awards earned until the Company’s share price exceeds this price.

20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$258,825	$257,323	$257,135	$254,788	$241,512	$242,040	$245,355	$256,768
Net (loss) income attributable to DDR	(243,787)	18,598	59,555	93,466	(16,640)	76,016	68,606	(10,700)	(A)
Net (loss) income attributable to common shareholders	(249,381)	13,004	53,962	87,872	(23,248)	67,815	63,012	(16,294)	(A)
Basic:
Net (loss) income per common share attributable to common shareholders	$(0.69)	$0.03	$0.15	$0.24	$(0.07)	$0.19	$0.17	$(0.05)
Weighted-average number of shares	359,818	360,073	361,107	362,734	357,634	357,812	358,025	359,007
Diluted:
Net (loss) income per common share attributable to common shareholders	$(0.69)	$0.03	$0.15	$0.24	$(0.07)	$0.19	$0.17	$(0.05)
Weighted-average number of shares	359,818	364,147	363,571	365,197	357,634	358,295	358,512	359,007
(A)	Includes impairment charges of $32.6 million for the three months ended December 31, 2014.

SCHEDULE II

DDR Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for uncollectible accounts(A)	$26,389	$4,964		$21,146	$10,207
Valuation allowance for deferred tax assets	$84,503	$—		$19,126	$65,377
Year ended December 31, 2014
Allowance for uncollectible accounts(A)	$29,032	$4,342	(B)	$6,985	$26,389
Valuation allowance for deferred tax assets	$86,453	$—		$1,950	$84,503
Year ended December 31, 2013
Allowance for uncollectible accounts(A)	$29,458	$8,315		$8,741	$29,032
Valuation allowance for deferred tax assets	$81,464	$4,989		$—	$86,453
(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Includes loan loss reserve of $0.5 million for the year ended December 31, 2014.

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Bayamon, PR	$132,074	$152,441	$—	$132,759	$187,408	$320,167	$60,281	$259,886	$—	S/L 31.5	2005 (A)
Carolina, PR	28,522	76,947	—	28,601	82,737	111,338	29,062	82,276	72,306	S/L 31.5	2005 (A)
Humacao, PR	16,386	74,059	—	16,386	83,639	100,025	31,377	68,648	—	S/L 31.5	2005 (A)
Isabela, PR	8,175	41,094	—	8,236	43,145	51,381	15,218	36,163	21,778	S/L 31.5	2005 (A)
San German, PR	9,686	20,775	—	9,686	21,615	31,301	7,683	23,618	—	S/L 31.5	2005 (A)
Cayey, PR	18,226	25,101	—	18,538	27,534	46,072	9,485	36,587	20,619	S/L 31.5	2005 (A)
Bayamon, PR	91,645	98,007	—	92,027	123,323	215,350	38,729	176,621	123,657	S/L 31.5	2005 (A)
Rio Piedras, PR	10,338	23,285	—	10,338	29,860	40,198	10,495	29,703	—	S/L 31.5	2005 (A)
Bayamon, PR	4,294	11,987	—	4,584	23,681	28,265	7,237	21,028	—	S/L 31.5	2005 (A)
Arecibo, PR	7,965	29,898	—	8,094	31,685	39,779	11,233	28,546	—	S/L 31.5	2005 (A)
Hatillo, PR	101,219	105,465	—	101,219	134,092	235,311	46,847	188,464	—	S/L 31.5	2005 (A)
Vega Baja, PR	7,076	18,684	—	7,076	19,112	26,188	6,736	19,452	—	S/L 31.5	2005 (A)
Guayama, PR	1,960	18,721	—	1,960	19,559	21,519	6,824	14,695	11,588	S/L 31.5	2005 (A)
Fajardo, PR	4,376	41,199	—	4,376	50,175	54,551	15,316	39,235	24,792	S/L 31.5	2005 (A)
Brandon, FL	—	4,111	—	—	6,403	6,403	5,411	992	—	S/L 30.0	1972 (C)
Stow, OH	993	9,028	—	993	37,257	38,250	18,137	20,113	—	S/L 30.0	1969 (C)
Westlake, OH	424	3,803	201	424	10,411	10,835	7,386	3,449	—	S/L 30.0	1974 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	5,013	6,150	3,111	3,039	—	S/L 31.5	1995 (A)
Homestead, FL	23,390	59,639	—	24,103	62,752	86,855	11,746	75,109	—	S/L 31.5	2008 (C)
Tarpon Springs, FL	146	7,382	81	146	9,905	10,051	7,487	2,564	—	S/L 30.0	1974 (C)
McHenry, IL	1,294	5,251	—	14,255	62,481	76,736	15,491	61,245	—	S/L 31.5	2006 (C)
Seabrook, NH	18,032	68,663	—	18,032	68,663	86,695	2,328	84,367	—	S/L 31.5	2014 (C)
Miami, FL	11,626	30,457	—	26,743	119,140	145,883	29,785	116,098	—	S/L 31.5	2006 (C)
San Antonio, TX	3,990	28,404	—	3,990	38,973	42,963	9,525	33,438	—	S/L 31.5	2007 (C)
Gulfport, MS	—	36,370	—	—	56,682	56,682	22,122	34,560	—	S/L 31.5	2003 (A)
Tupelo, MS	2,213	14,979	—	2,213	19,339	21,552	11,968	9,584	—	S/L 31.5	1994 (A)
Guilford, CT	4,588	41,892	—	4,588	41,892	46,480	228	46,252	—	S/L 31.5	2015 (C)
Long Beach, CA	—	147,918	—	—	183,666	183,666	52,362	131,304	—	S/L 31.5	2005 (C)
Brunswick, ME	3,796	15,459	—	3,796	20,903	24,699	12,237	12,462	—	S/L 31.5	1997 (A)
Reno, NV	1,132	4,696	—	1,132	4,723	5,855	1,663	4,192	—	S/L 31.5	2000 (C)
Everett, MA	9,311	44,647	—	9,462	52,050	61,512	23,691	37,821	—	S/L 31.5	2001 (C)
Pasadena, CA	46,957	101,475	2,053	46,957	112,987	159,944	49,527	110,417	—	S/L 31.5	2003 (A)
Salisbury, MD	2,070	12,495	277	2,071	15,579	17,650	6,910	10,740	—	S/L 31.5	1999 (C)
Apex, NC	9,576	43,619	—	10,521	56,250	66,771	16,255	50,516	—	S/L 31.5	2006 (C)
Erie, PA	9,345	32,006	—	9,345	72,641	81,986	30,683	51,303	—	S/L 31.5	1995 (C)
San Francisco, CA	10,464	25,730	—	10,464	26,178	36,642	9,396	27,246	—	S/L 31.5	2002 (A)
Phoenix, AZ	18,701	18,811	118	18,701	21,100	39,801	6,371	33,430	—	S/L 31.5	1999 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Macedonia, OH	11,582	34,323	—	11,582	37,498	49,080	8,887	40,193	18,890	S/L 31.5	2011 (A)
Huber Hts, OH	757	14,469	—	757	27,919	28,676	16,693	11,983	—	S/L 31.5	1993 (A)
Boardman, OH	8,152	27,983	—	8,152	31,271	39,423	16,704	22,719	24,011	S/L 31.5	1997 (C)
Solon, OH	6,220	7,454	—	6,220	25,694	31,914	12,739	19,175	—	S/L 31.5	1998 (C)
Brentwood, MO	10,018	32,053	—	10,018	36,259	46,277	17,536	28,741	30,475	S/L 31.5	1998 (A)
Cedar Rapids, IA	4,219	12,697	—	4,219	14,301	18,520	7,993	10,527	4,292	S/L 31.5	1998 (A)
Springfield, MO	—	2,048	—	—	2,655	2,655	1,438	1,217	—	S/L 31.5	1998 (A)
St. Louis, MO	4,159	3,818	—	6,051	7,896	13,947	2,801	11,146	—	S/L 31.5	1998 (A)
Aurora, OH	832	7,560	—	1,592	14,221	15,813	7,741	8,072	—	S/L 31.5	1995 (C)
Nampa, ID	1,395	8,563	—	13,560	35,533	49,093	17,163	31,930	—	S/L 31.5	2007 (A)
Simpsonville, SC	417	6,563	—	417	10,186	10,603	4,243	6,360	—	S/L 31.5	1994 (A)
Mt. Pleasant, SC	2,430	10,470	—	2,364	21,590	23,954	12,767	11,187	—	S/L 31.5	1995 (A)
Sault St. Marie, MI	1,826	13,710	—	1,826	20,683	22,509	11,816	10,693	—	S/L 31.5	1994 (A)
Grand Rapids, MI	3,380	17,323	—	3,380	26,481	29,861	13,761	16,100	—	S/L 31.5	1995 (A)
Meridian, ID	24,591	31,779	—	24,841	65,015	89,856	25,723	64,133	—	S/L 31.5	2001 (C)
Birmingham, AL	10,573	26,002	—	11,434	59,811	71,245	28,922	42,323	—	S/L 31.5	1994 (A)
Valencia, CA	—	15,784	—	—	18,015	18,015	6,227	11,788	—	S/L 31.5	2006 (A)
Mooresville, NC	14,369	43,688	—	14,369	47,134	61,503	17,341	44,162	—	S/L 31.5	2004 (A)
Wilmington, NC	5,529	18,551	1,183	5,529	37,424	42,953	24,248	18,705	—	S/L 31.5	1989 (C)
Spring Hill, FL	1,084	4,816	266	2,096	12,127	14,223	8,123	6,100	2,129	S/L 30.0	1988 (C)
Centennial, CO	7,833	35,550	—	8,082	66,379	74,461	32,471	41,990	—	S/L 31.5	1997 (C)
New Bern, NC	441	6,575	—	441	9,092	9,533	4,745	4,788	—	S/L 31.5	1989 (C)
Princeton, NJ	13,448	74,249	—	14,464	98,744	113,208	47,673	65,535	56,075	S/L 31.5	1997 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	27,269	42,621	14,661	27,960	30,000	S/L 31.5	2003 (A)
Russellville, AR	606	13,391	—	606	20,915	21,521	11,086	10,435	—	S/L 31.5	1994 (A)
N. Little Rock, AR	907	17,160	—	907	23,564	24,471	11,977	12,494	—	S/L 31.5	1994 (A)
Littleton, CO	12,249	50,709	—	12,621	73,262	85,883	26,943	58,940	—	S/L 31.5	2002 (C)
San Antonio, TX	3,475	37,327	—	4,873	49,822	54,695	18,644	36,051	24,398	S/L 31.5	2002 (C)
Denver, CO	1,141	3,593	—	1,141	6,545	7,686	2,139	5,547	—	S/L 31.5	2001 (A)
Dublin, OH	3,609	11,546	—	3,609	15,025	18,634	7,700	10,934	—	S/L 31.5	1998 (A)
Columbus, OH	12,922	46,006	—	14,078	61,197	75,275	30,755	44,520	49,384	S/L 31.5	1998 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,369	6,535	763	5,772	—	S/L 31.5	2005 (C)
Jackson, MS	4,190	6,783	—	4,190	7,712	11,902	3,139	8,763	—	S/L 31.5	2003 (A)
Tallahassee, FL	1,881	2,956	—	1,311	6,117	7,428	2,927	4,501	—	S/L 31.5	2003 (A)
Cumming, GA	14,249	23,653	—	14,249	25,732	39,981	10,832	29,149	—	S/L 31.5	2003 (A)
Douglasville, GA	3,540	9,625	—	3,540	9,930	13,470	4,312	9,158	—	S/L 31.5	2003 (A)
Newnan, GA	2,858	15,248	—	2,651	15,918	18,569	5,278	13,291	—	S/L 31.5	2003 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Warner Robins, GA	5,729	7,459	—	5,729	8,028	13,757	3,512	10,245	—	S/L 31.5	2003 (A)
Charleston, SC	3,479	9,850	—	3,479	18,869	22,348	9,923	12,425	—	S/L 31.5	2003 (A)
Denver, CO	20,733	22,818	—	20,804	27,530	48,334	10,968	37,366	—	S/L 31.5	2003 (A)
Hendersonville, TN	3,249	9,068	—	3,249	9,123	12,372	3,855	8,517	3,270	S/L 31.5	2003 (A)
Chester, VA	10,780	4,752	—	10,780	13,715	24,495	3,951	20,544	—	S/L 31.5	2003 (A)
Suwanee, GA	13,479	23,923	—	13,335	33,029	46,364	13,143	33,221	24,011	S/L 31.5	2003 (A)
West Allis, WI	2,371	10,982	—	1,703	12,274	13,977	4,941	9,036	—	S/L 31.5	2003 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	60,972	75,103	21,334	53,769	—	S/L 31.5	2004 (A)
Mays Landing, NJ	49,033	107,230	—	49,033	116,497	165,530	44,688	120,842	59,259	S/L 31.5	2004 (A)
Toledo, OH	1,316	3,961	—	928	3,143	4,071	1,411	2,660	—	S/L 31.5	2004 (A)
Mays Landing, NJ	36,224	56,949	—	36,224	62,995	99,219	23,603	75,616	—	S/L 31.5	2004 (A)
Horseheads, NY	829	3,630	—	6,061	35,350	41,411	7,039	34,372	—	S/L 31.5	2008 (C)
West Seneca, NY	2,929	12,926	—	2,929	13,193	16,122	4,965	11,157	—	S/L 31.5	2004 (A)
Amherst, NY	—	28,331	—	—	20,559	20,559	11,967	8,592	—	S/L 31.5	2004 (A)
Ithaca, NY	9,198	42,969	—	8,138	41,175	49,313	16,438	32,875	4,599	S/L 31.5	2004 (A)
Hamburg, NY	2,565	9,238	—	997	7,255	8,252	2,164	6,088	—	S/L 31.5	2004 (A)
Hamburg, NY	6,598	31,853	—	6,598	35,896	42,494	13,264	29,230	—	S/L 31.5	2004 (A)
Hamburg, NY	4,152	22,075	—	4,152	24,292	28,444	8,630	19,814	—	S/L 31.5	2004 (A)
Olean, NY	8,834	29,813	—	8,071	30,312	38,383	12,093	26,290	—	S/L 31.5	2004 (A)
Big Flats, NY	22,229	52,579	—	19,670	57,783	77,453	22,152	55,301	—	S/L 31.5	2004 (A)
Williamsville, NY	5,021	6,768	—	5,021	9,108	14,129	4,086	10,043	—	S/L 31.5	2004 (A)
Buffalo, NY	6,010	19,044	—	3,653	13,894	17,547	6,513	11,034	—	S/L 31.5	2004 (A)
Lockport, NY	9,253	23,829	—	4,813	18,289	23,102	9,000	14,102	—	S/L 31.5	2004 (A)
Buffalo, NY	3,568	29,001	—	3,620	30,525	34,145	11,268	22,877	—	S/L 31.5	2004 (A)
Cheektowaga, NY	15,471	25,600	—	6,937	17,897	24,834	10,651	14,183	1,053	S/L 31.5	2004 (A)
Gates, NY	9,369	40,672	—	9,369	42,312	51,681	16,275	35,406	—	S/L 31.5	2004 (A)
Rome, NY	4,565	5,078	—	2,975	7,223	10,198	3,240	6,958	205	S/L 31.5	2004 (A)
Niskayuna, NY	20,297	51,155	—	20,297	55,603	75,900	20,254	55,646	7,535	S/L 31.5	2004 (A)
Allentown, PA	5,558	20,060	—	5,343	23,553	28,896	9,285	19,611	8,767	S/L 31.5	2003 (A)
Ft. Collins, CO	1,129	2,054	—	1,129	4,585	5,714	1,841	3,873	—	S/L 31.5	2003 (A)
Hamilton, NJ	8,039	49,896	—	11,774	86,138	97,912	31,935	65,977	—	S/L 31.5	2003 (A)
Lansing, MI	1,598	6,999	—	2,289	17,175	19,464	4,883	14,581	—	S/L 31.5	2003 (A)
San Antonio, TX	1,613	10,791	—	6,168	73,639	79,807	16,375	63,432	—	S/L 31.5	2007 (C)
San Antonio, TX	2,381	6,487	—	2,381	22,961	25,342	6,778	18,564	—	S/L 31.5	2007 (A)
Kyle, TX	2,548	7,349	—	12,678	27,137	39,815	3,252	36,563	—	S/L 31.5	2009 (C)
Brandon, FL	7,713	26,802	—	7,713	31,248	38,961	4,410	34,551	9,195	S/L 31.5	2009 (A)
Atlanta, GA	14,078	41,050	—	14,078	42,654	56,732	8,399	48,333	42,596	S/L 31.5	2009 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Marietta, GA	8,425	27,737	—	8,425	28,538	36,963	5,897	31,066	—	S/L 31.5	2009 (A)
Maple Grove, MN	8,917	23,954	—	8,917	25,663	34,580	4,036	30,544	—	S/L 31.5	2011 (A)
Charlotte, NC	27,707	45,021	—	27,707	50,241	77,948	7,543	70,405	—	S/L 31.5	2011 (A)
Charlotte, NC	4,733	5,424	—	4,733	6,623	11,356	820	10,536	—	S/L 31.5	2011 (A)
Colorado Springs, CO	9,001	47,671	—	9,001	53,081	62,082	5,253	56,829	20,244	S/L 31.5	2011 (A)
Columbus, OH	18,716	64,617	—	20,666	70,147	90,813	9,570	81,243	43,043	S/L 31.5	2011 (A)
Portland, OR	20,208	50,738	—	20,208	51,860	72,068	6,735	65,333	—	S/L 31.5	2012 (A)
Phoenix, AZ	15,090	36,880	—	15,090	38,698	53,788	5,811	47,977	—	S/L 31.5	2012 (A)
Charlotte, NC	3,600	30,392	—	5,231	35,059	40,290	2,841	37,449	—	S/L 31.5	2013 (C)
Tucson, AZ	19,298	94,117	—	19,088	97,191	116,279	11,912	104,367	—	S/L 31.5	2012 (A)
Phoenix, AZ	34,201	88,475	—	34,201	97,658	131,859	12,256	119,603	—	S/L 31.5	2012 (A)
Independence, MO	5,011	45,752	—	5,011	47,345	52,356	5,411	46,945	—	S/L 31.5	2012 (A)
Arnold, MO	892	5,283	—	228	3,287	3,515	833	2,682	—	S/L 31.5	2012 (A)
Charlotte, NC	11,224	82,124	—	11,224	89,058	100,282	10,220	90,062	—	S/L 31.5	2012 (A)
Raleigh, NC	3,317	35,411	—	3,317	37,268	40,585	4,182	36,403	—	S/L 31.5	2012 (A)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	3,087	34,812	—	S/L 31.5	2013 (A)
Highland Village, TX	5,545	28,365	—	5,545	30,253	35,798	3,042	32,756	—	S/L 31.5	2013 (A)
Tampa, FL	4,124	20,082	—	4,124	21,284	25,408	2,132	23,276	—	S/L 31.5	2013 (A)
Douglasville, GA	6,812	24,645	—	6,812	25,010	31,822	2,362	29,460	—	S/L 31.5	2013 (A)
Midlothian, VA	3,507	9,229	—	3,507	9,254	12,761	848	11,913	—	S/L 31.5	2013 (A)
Midlothian, VA	4,754	20,273	—	4,754	25,583	30,337	2,235	28,102	—	S/L 31.5	2013 (A)
Newport News, VA	963	7,120	—	963	7,122	8,085	745	7,340	—	S/L 31.5	2013 (A)
Cumming, GA	6,851	49,659	—	6,851	49,811	56,662	4,655	52,007	—	S/L 31.5	2013 (A)
Winter Garden, FL	38,945	130,382	—	38,945	132,894	171,839	11,689	160,150	—	S/L 31.5	2013 (A)
Mason, OH	2,032	23,788	—	2,032	24,207	26,239	1,364	24,875	—	S/L 31.5	2014 (A)
Roseville, CA	23,574	67,031	—	23,574	67,331	90,905	3,592	87,313	—	S/L 31.5	2014 (A)
Chicago, IL	22,642	82,754	—	22,642	82,878	105,520	4,024	101,496	50,500	S/L 31.5	2014 (A)
Jenkintown, PA	4,705	21,918	—	4,705	24,833	29,538	1,160	28,378	—	S/L 30.0	2014 (A)
Buena Park, CA	27,269	21,427	—	27,269	21,427	48,696	610	48,086	—	S/L 31.5	2015 (A)
Orlando, FL	9,169	23,473	—	9,169	23,473	32,642	593	32,049	—	S/L 31.5	2015 (A)
Houston, TX	15,179	60,407	—	15,179	60,407	75,586	1,310	74,276	—	S/L 31.5	2015 (A)
Orlando, FL	23,082	44,360	—	23,082	44,360	67,442	—	67,442	—	S/L 31.5	2015 (A)
Cincinnati, OH	19,572	54,495	—	19,572	49,444	69,016	2,061	66,955	62,575	S/L 31.5	2014 (A)
Dumfries, VA	12,911	10,092	—	12,911	10,096	23,007	407	22,600	12,120	S/L 31.5	2014 (A)
Hamilton, OH	1,805	8,502	—	1,805	8,502	10,307	367	9,940	—	S/L 31.5	2014 (A)
Mechanicsburg, PA	12,574	57,283	—	12,574	57,538	70,112	2,538	67,574	—	S/L 31.5	2014 (A)
Vancouver, WA	4,169	25,769	—	4,169	25,806	29,975	1,196	28,779	—	S/L 31.5	2014 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Depreciable	Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Lives	Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(Years)(2)	Acquisition (A)
Vista, CA	12,677	47,145	—	12,677	48,411	61,088	2,276	58,812	33,200	S/L 31.5	2014 (A)
Fontana, CA	23,861	57,931	—	23,861	58,499	82,360	2,586	79,774	57,894	S/L 31.5	2014 (A)
Grandville, MI	6,483	18,933	—	6,204	19,089	25,293	1,921	23,372	—	S/L 31.5	2013 (A)
Aurora, CO	4,816	20,798	—	4,816	21,613	26,429	1,669	24,760	—	S/L 31.5	2013 (A)
Irving, TX	17,701	10,571	—	17,701	11,674	29,375	1,114	28,261	—	S/L 31.5	2013 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,225	33,326	2,163	31,163	—	S/L 31.5	2013 (A)
St. Paul, MN	7,150	21,558	—	7,150	22,998	30,148	2,886	27,262	—	S/L 20.0	2013 (A)
Columbia, SC	2,950	29,065	—	2,950	39,031	41,981	3,048	38,933	—	S/L 31.5	2013 (A)
Merriam, KS	7,153	41,811	—	7,153	42,794	49,947	3,522	46,425	—	S/L 31.5	2013 (A)
Plant City, FL	4,304	24,875	—	4,304	29,207	33,511	2,488	31,023	—	S/L 31.5	2013 (A)
North Canton, OH	9,889	46,335	—	9,889	47,908	57,797	4,085	53,712	—	S/L 31.5	2013 (A)
North Olmsted, OH	24,352	61,449	—	24,352	63,143	87,495	7,703	79,792	—	S/L 20.0	2013 (A)
Parker, CO	9,089	35,697	—	9,089	36,553	45,642	2,790	42,852	—	S/L 31.5	2013 (A)
Schaumburg, IL	27,466	84,679	—	27,466	93,030	120,496	7,002	113,494	—	S/L 31.5	2013 (A)
Naples, FL	10,172	39,342	—	10,172	39,616	49,788	3,140	46,648	—	S/L 31.5	2013 (A)
Fairfax, VA	15,681	68,536	—	15,681	69,260	84,941	5,216	79,725	—	S/L 31.5	2013 (A)
Framingham, MA	75,675	191,594	—	75,675	203,151	278,826	15,256	263,570	—	S/L 31.5	2013 (A)
Lithonia, GA	2,477	3,476	—	2,292	3,347	5,639	278	5,361	—	S/L 31.5	2013 (A)
Lithonia, GA	4,546	5,951	—	4,014	5,324	9,338	536	8,802	—	S/L 31.5	2013 (A)
Mesquite, TX	7,051	25,531	—	7,051	26,280	33,331	2,113	31,218	—	S/L 31.5	2013 (A)
Plainville, CT	17,528	59,777	—	17,528	65,841	83,369	5,204	78,165	46,525	S/L 31.5	2013 (A)
Coon Rapids, MN	25,692	106,300	—	25,692	108,918	134,610	9,058	125,552	57,512	S/L 31.5	2013 (A)
Brookfield, WI	4,791	16,023	—	4,791	18,040	22,831	2,828	20,003	5,747	S/L 20.0	2013 (A)
Brown Deer, WI	8,465	32,652	—	8,465	35,334	43,799	4,405	39,394	11,861	S/L 20.0	2013 (A)
Tinley Park, IL	9,120	37,496	—	9,120	50,438	59,558	7,066	52,492	—	S/L 31.5	2012 (A)
Snellville, GA	10,185	51,815	—	10,342	57,003	67,345	16,365	50,980	20,856	S/L 31.5	2007 (A)
Union, NJ	7,650	15,689	—	7,650	24,964	32,614	6,571	26,043	—	S/L 31.5	2007 (A)
Taylors, SC	1,732	4,506	—	351	1,941	2,292	1,219	1,073	—	S/L 31.5	2007 (A)
Bradenton, FL	10,766	31,203	—	8,880	34,612	43,492	9,575	33,917	—	S/L 31.5	2007 (A)
Tampa, FL	1,699	3,338	—	1,429	3,015	4,444	961	3,483	—	S/L 31.5	2007 (A)
Tequesta, FL	2,108	7,400	—	1,690	12,298	13,988	2,778	11,210	—	S/L 31.5	2007 (A)
Roswell, GA	6,566	15,005	—	7,894	25,905	33,799	8,943	24,856	—	S/L 31.5	2007 (A)
Greensboro, NC	3,153	9,455	—	3,153	10,076	13,229	2,897	10,332	—	S/L 31.5	2007 (A)
East Hanover, NJ	3,847	23,798	—	3,847	24,907	28,754	6,979	21,775	—	S/L 31.5	2007 (A)
Lexington, SC	1,795	9,933	—	1,795	10,018	11,813	2,831	8,982	—	S/L 31.5	2007 (A)
Newport News, VA	10,064	21,272	—	4,026	11,486	15,512	4,985	10,527	—	S/L 31.5	2007 (A)
Richmond, VA	11,879	34,736	—	11,879	35,957	47,836	10,508	37,328	—	S/L 31.5	2007 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2015

(In thousands)

										Total Cost,
	Initial Cost			Total Cost(1)						Net of			Depreciable	Date of
		Buildings &				Buildings &			Accumulated	Accumulated			Lives	Construction (C)
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation	Depreciation	Encumbrances		(Years)(2)	Acquisition (A)
Springfield, VA	17,016	40,038	—	17,016		41,771		58,787	12,376	46,411	—		S/L 31.5	2007 (A)
Windsor Court, CT	6,090	11,745	—	6,090		12,252		18,342	3,412	14,930	—		S/L 31.5	2007 (A)
Valrico, FL	3,282	12,190	—	2,466		16,299		18,765	4,703	14,062	—		S/L 31.5	2007 (A)
Bowie, MD	5,739	14,301	—	5,744		14,415		20,159	4,171	15,988	—		S/L 31.5	2007 (A)
Cornelius, NC	4,382	15,184	—	4,382		20,492		24,874	6,646	18,228	—		S/L 31.5	2007 (A)
Raleigh, NC	2,728	10,665	—	413		4,062		4,475	2,885	1,590	—		S/L 31.5	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714		31,020		38,734	8,805	29,929	—		S/L 31.5	2007 (A)
Plantation, FL	21,729	37,331	—	22,112		95,030		117,142	28,545	88,597	45,055		S/L 31.5	2007 (A)
Sylvania, GA	431	3,774	—	431		3,774		4,205	1,111	3,094	—		S/L 31.5	2007 (A)
Winston Salem, NC	7,156	15,010	—	7,156		15,010		22,166	4,404	17,762	2,259		S/L 31.5	2007 (A)
Alliance, OH	812	16,244	—	812		16,244		17,056	4,749	12,307	—		S/L 31.5	2007 (A)
Cincinnati, OH	2,805	5,028	—	2,805		5,028		7,833	1,446	6,387	—		S/L 31.5	2007 (A)
Greenville, SC	5,659	14,411	—	5,659		14,411		20,070	4,239	15,831	2,498		S/L 31.5	2007 (A)
Evansville, IN	8,964	18,764	—	8,964		18,783		27,747	5,472	22,275	—		S/L 31.5	2007 (A)
Portfolio Balance (DDR) – unencumbered	100,289	125,507	—	100,289		125,507		225,796	399	225,397	—		S/L 31.5
Portfolio Balance (DDR) – encumbered	14,549	193,424	—	14,549		193,424		207,973	93,494	114,479	27,454		S/L 31.5
	$2,240,754	$6,546,831	$5,780	$2,284,214	(3)	$7,843,985	(4)	$10,128,199	$2,062,899	$8,065,300	$1,174,227	(5)

(1)	The aggregate cost for federal income tax purposes was approximately $10.6 billion at December 31, 2015.
(2)	S/L refers to straight-line depreciation.
(3)	Includes $100.1 million of land under development at December 31, 2015.
(4)	Includes $135.3 million of construction in progress at December 31, 2015.
(5)	Excludes fair market value of debt adjustments and unamortized debt issuance costs aggregating 8.9 million.

SCHEDULE III

The changes in Total Real Estate Assets, excluding real estate held for sale, are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$10,335,785	$10,211,611	$8,639,111
Acquisitions and transfers from joint ventures	226,885	632,672	1,776,474
Developments, improvements and expansions	305,772	249,891	194,243
Real estate held for sale	—	—	(16,450)
Adjustments of property carrying values	(279,021)	(38,052)	(72,597)
Sales, transfers to joint ventures and retirements	(461,222)	(720,337)	(309,170)
Balance at end of year	$10,128,199	$10,335,785	$10,211,611

The changes in Accumulated Depreciation and Amortization, excluding real estate held for sale, are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,909,585	$1,823,199	$1,670,717
Depreciation for year	309,462	309,595	267,096
Real estate held for sale	—	—	(3,780)
Sales and retirements	(156,148)	(223,209)	(110,834)
Balance at end of year	$2,062,899	$1,909,585	$1,823,199

SCHEDULE IV

DDR Corp.

Mortgage Loans on Real Estate

December 31, 2015

(In Thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages(C)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loans
Retail
Borrower A	5.7%	Sep-17	P&I	$—	$33,000	$29,908	$—
Mezzanine Loans
Retail
Borrower B	10.0%	Nov-22	I	59,000	4,500	4,539	—
Borrower C	9.0%	Jun-23	I	20,500	7,500	7,541	—
				79,500	45,000	41,988	—
Investments in and Advances to Joint Ventures
Borrower D	8.5%	Oct-21	QI	1,072,915	300,000	312,329	—
Borrower E	8.5%	Dec-22	QI	169,895	82,634	82,827	—
				$1,322,310	$427,634	$437,144	$—
(A)	I = Interest only; P&I = Principal & Interest; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2015, are estimated.
(C)	Carrying amount includes all applicable accrued interest and accretion of discount to date, net of amounts reserved for impairment.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$357,754	$143,989	$246,907
Additions during period:
New mortgage loans	82,634	300,000	67,508
Interest	7,212	6,120	4,853
Accretion of discount	980	926	874
Deductions during period:
Provision for loan loss reserve	—	(500)	—
Collections of principal and interest	(11,436)	(92,781)	(176,153)
Balance at close of period	$437,144	$357,754	$143,989

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

	By:	/s/ David J. Oakes
David J. Oakes, Chief Executive Officer, President & Director

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2016.

/s/ David J. Oakes	Chief Executive Officer, President & Director
David J. Oakes	(Principal Executive Officer)

/s/ Luke J. Petherbridge	Chief Financial Officer & Treasurer
Luke J. Petherbridge	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting
Christa A. Vesy	Officer (Principal Accounting Officer)

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ James C. Boland	Director
James C. Boland

/s/ Thomas Finne	Director
Thomas Finne

/s/ Robert H. Gidel	Director
Robert H. Gidel

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem