Form 10-Q
period 2016-03-31
DDR CORP
filed 2016-05-04
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 365,415,380 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2016

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Land	$2,145,471	$2,184,145
Buildings	6,908,815	6,965,632
Fixtures and tenant improvements	744,059	743,037
	9,798,345	9,892,814
Less: Accumulated depreciation	(2,060,005)	(2,062,899)
	7,738,340	7,829,915
Construction in progress and land	174,736	235,385
Total real estate assets, net	7,913,076	8,065,300
Investments in and advances to joint ventures	466,832	467,732
Cash and cash equivalents	23,720	22,416
Restricted cash	10,515	10,104
Accounts receivable, net	125,473	129,089
Notes receivable, net	42,592	42,534
Other assets, net	353,419	359,913
	$8,935,627	$9,097,088
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,910,307	$3,149,188
Unsecured term loan	398,050	397,934
Revolving credit facilities	350,000	210,000
	3,658,357	3,757,122
Secured indebtedness:
Secured term loan	199,401	199,251
Mortgage indebtedness	1,173,915	1,183,164
	1,373,316	1,382,415
Total indebtedness	5,031,673	5,139,537
Accounts payable and other liabilities	389,991	425,478
Dividends payable	75,042	68,604
Total liabilities	5,496,706	5,633,619
Commitments and contingencies
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 365,367,906 and 365,292,314 shares issued at March 31, 2016 and December 31, 2015, respectively	36,537	36,529
Paid-in capital	5,470,030	5,466,511
Accumulated distributions in excess of net income	(2,421,296)	(2,391,793)
Deferred compensation obligation	15,471	15,537
Accumulated other comprehensive loss	(5,485)	(6,283)
Less: Common shares in treasury at cost: 918,978 and 945,268 shares at March 31, 2016 and December 31, 2015, respectively	(14,854)	(15,316)
Total DDR shareholders' equity	3,430,403	3,455,185
Non-controlling interests	8,518	8,284
Total equity	3,438,921	3,463,469
	$8,935,627	$9,097,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(In thousands, except per share amounts)

(Unaudited)

	2016	2015
Revenues from operations:
Minimum rents	$177,367	$180,697
Percentage and overage rents	1,936	1,385
Recoveries from tenants	61,599	64,080
Fee and other income	13,521	12,663
	254,423	258,825
Rental operation expenses:
Operating and maintenance	36,508	38,726
Real estate taxes	36,534	37,629
Impairment charges	—	279,021
General and administrative	17,876	18,595
Depreciation and amortization	96,902	103,015
	187,820	476,986
Other income (expense):
Interest income	9,050	7,161
Interest expense	(57,897)	(63,020)
Other income (expense), net	1,773	(3,428)
	(47,074)	(59,287)
Income (loss) before earnings from equity method investments and other items	19,529	(277,448)
Equity in net income of joint ventures	14,421	61
Gain on change in control of interests, net	—	14,279
Income (loss) before tax expense	33,950	(263,108)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(458)	(4,900)
Income (loss) from continuing operations	33,492	(268,008)
Gain on disposition of real estate	12,381	25,094
Net income (loss)	$45,873	$(242,914)
Income attributable to non-controlling interests, net	(300)	(873)
Net income (loss) attributable to DDR	$45,573	$(243,787)
Preferred dividends	(5,594)	(5,594)
Net income (loss) attributable to common shareholders	$39,979	$(249,381)

Per share data:
Basic	$0.11	$(0.69)
Diluted	$0.11	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31,

(In thousands)

(Unaudited)

	2016	2015
Net income (loss)	$45,873	$(242,914)
Other comprehensive income (loss):
Foreign currency translation	842	(304)
Change in fair value of interest-rate contracts	46	(97)
Change in cash flow hedges reclassed to earnings	172	675
Total other comprehensive income	1,060	274
Comprehensive income (loss)	$46,933	$(242,640)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net income	(300)	(873)
Foreign currency translation	(262)	389
Total comprehensive income attributable to non-controlling interests	(562)	(484)
Total comprehensive income (loss) attributable to DDR	$46,371	$(243,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

(Unaudited)

	DDR Equity

	Preferred Shares	Common Shares	Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2015	$350,000	$36,529	$5,466,511	$(2,391,793)	$15,537	$(6,283)	$(15,316)	$8,284	$3,463,469
Issuance of common shares related to stock plans	—	8	117	—	—	—	1,005	—	1,130
Issuance of restricted stock	—	—	(706)	—	145	—	561	—	—
Vesting of restricted stock	—	—	3,331	—	(211)	—	(1,104)	—	2,016
Stock-based compensation	—	—	777	—	—	—	—	—	777
Distributions to non-controlling interests	—	—	—	—	—	—	—	(328)	(328)
Dividends declared-common shares	—	—	—	(69,482)	—	—	—	—	(69,482)
Dividends declared-preferred shares	—	—	—	(5,594)	—	—	—	—	(5,594)
Comprehensive income	—	—	—	45,573	—	798	—	562	46,933
Balance, March 31, 2016	$350,000	$36,537	$5,470,030	$(2,421,296)	$15,471	$(5,485)	$(14,854)	$8,518	$3,438,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(In thousands)

(Unaudited)

	2016	2015
Cash flow from operating activities:
Net income (loss)	$45,873	$(242,914)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	96,902	103,015
Stock-based compensation	1,633	2,177
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	661	(1,052)
Accretion of convertible debt discount	—	2,940
Equity in net income of joint ventures	(14,421)	(61)
Net gain on change in control of interests	—	(14,279)
Operating cash distributions from joint ventures	1,724	2,003
Gain on disposition of real estate	(12,381)	(25,094)
Impairment charges	—	279,021
Change in notes receivable accrued interest	(3,437)	(2,347)
Change in restricted cash	95	2,102
Net change in accounts receivable	2,659	(4,584)
Net change in accounts payable and accrued expenses	(24,877)	(14,680)
Net change in other operating assets and liabilities	(12,538)	(23,546)
Total adjustments	36,020	305,615
Net cash flow provided by operating activities	81,893	62,701
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(59,886)	—
Real estate developed and improvements to operating real estate	(46,946)	(59,281)
Proceeds from disposition of real estate and joint venture interests	186,736	102,909
Distributions from unconsolidated joint ventures	17,056	3,496
Repayment of notes receivable	126	9,155
Change in restricted cash	(506)	1,320
Net cash flow provided by investing activities	96,580	57,599
Cash flow from financing activities:
Proceeds from (repayments of) revolving credit facilities, net	140,000	(21,494)
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	—	491,972
Repayment of senior notes	(240,000)	—
Repayment of term loans and mortgage debt	(7,979)	(492,076)
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(232)	2,734
Distributions to non-controlling interests and redeemable operating partnership units	(321)	(5,070)
Dividends paid	(68,639)	(61,468)
Net cash flow used for financing activities	(177,171)	(85,402)
Cash and cash equivalents:
Increase in cash and cash equivalents	1,302	34,898
Effect of exchange rate changes on cash and cash equivalents	2	158
Cash and cash equivalents, beginning of year	22,416	20,937
Cash and cash equivalents, end of period	$23,720	$55,993

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2016 and 2015, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”).

All significant inter-company balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures and companies in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the earnings (or loss) of these joint ventures and companies is included in consolidated net income (loss).

The Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis on January 1, 2016, and reassessed its consolidated and unconsolidated joint ventures under the new standard.  Based on the revised guidance, the Company identified three unconsolidated joint ventures included in the Company’s joint venture investments that, under the new standard, are considered VIEs for which the Company is not the primary beneficiary.  These joint ventures were formed to invest in and own real estate assets.  Each of these joint ventures was deemed to be a VIE under the new guidance as the Company (the non-managing member) does not have substantive kick-out or participating rights in these entities.  The Company determined that it was not the primary beneficiary of these VIEs as the entities’ managing members have the power to direct the activities of the entity that most significantly impact the entity’s economic performance.  The Company’s maximum exposure to losses associated with these three VIEs is primarily limited to its investment, which was $415.0 million and $412.4 million as of March 31, 2016 and December 31, 2015, respectively.  In addition, for one of the VIEs, the Company agreed to fund amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $4.7 million at March 31, 2016.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015
Accounts payable related to construction in progress	$26.6	$27.3
Dividends declared	75.0	67.9
Mortgages assumed from acquisitions	—	33.7
Elimination of a previously held equity interest	—	1.4

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months
	Ended March 31,
	2016	2015
Management and other fee income	$8.2	$8.1
Ancillary and other property income	4.1	4.2
Lease termination fees	1.2	0.2
Other	—	0.2
Total fee and other income	$13.5	$12.7

New Accounting Standards To Be Adopted

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic-842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASU No. 840, Leases. Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of this standard include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. In addition, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  The lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard could have a significant impact on the Company’s consolidated financial statements as the Company has ground lease agreements, in which it could be either a lessor or lessee, at many of its shopping centers. The Company is currently assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements and has not decided upon the method of adoption.

Business Combinations

In September 2015, the FASB issued guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  The guidance is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted.  Application of the guidance is prospective.  The Company has neither determined when it will adopt this guidance, nor what impact the adoption may have on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Early adoption is permitted.  Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09.  The Company is assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements and has not decided upon the method of adoption.

Derivatives and Hedging

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815):  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force).  ASU No. 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met.  For public companies, ASU No. 2016-05 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Transition to Equity Method Accounting

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained.  Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest.  For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 is effective for public companies for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

At March 31, 2016 and December 31, 2015, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 157 and 168 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2016	December 31, 2015
Condensed Combined Balance Sheets
Land	$1,306,704	$1,343,889
Buildings	3,446,655	3,551,227
Fixtures and tenant improvements	184,497	191,581
	4,937,856	5,086,697
Less: Accumulated depreciation	(807,415)	(817,235)
	4,130,441	4,269,462
Land held for development and construction in progress	54,846	52,390
Real estate, net	4,185,287	4,321,852
Cash and restricted cash	69,576	58,916
Receivables, net	45,077	52,768
Other assets	304,255	318,546
	$4,604,195	$4,752,082

Mortgage debt	$3,119,992	$3,177,603
Notes and accrued interest payable to the Company	2,577	1,556
Other liabilities	212,237	219,799
	3,334,806	3,398,958
Redeemable preferred equity	398,410	395,156
Accumulated equity	870,979	957,968
	$4,604,195	$4,752,082

Company's share of accumulated equity	$108,531	$115,871
Redeemable preferred equity	398,410	395,156
Basis differentials	(40,209)	(42,402)
Deferred development fees, net of portion related to the Company's interest	(2,477)	(2,449)
Amounts payable to the Company	2,577	1,556
Investments in and Advances to Joint Ventures	$466,832	$467,732

	Three Months
	Ended March 31,
	2016	2015
Condensed Combined Statements of Operations
Revenues from operations	$127,910	$137,600
Expenses from operations:
Operating expenses	37,656	38,966
Impairment charges	—	448
Depreciation and amortization	49,035	56,737
Interest expense	33,322	40,903
Preferred share expense	8,264	6,314
Other expense (income), net	5,811	6,069
	134,088	149,437
	(6,178)	(11,837)
Gain (loss) on disposition of real estate, net	53,483	(213)
Net income (loss) attributable to unconsolidated joint ventures	$47,305	$(12,050)
Company's share of equity in net income (loss) of joint ventures	$11,274	$(247)
Basis differential adjustments(A)	3,147	308
Equity in net income of joint ventures	$14,421	$61
(A)

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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015
Management and other fees	$6.2	$6.3
Development fees and leasing commissions	1.9	1.6
Interest income	8.3	6.3

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

Disposition of Shopping Centers

In the first quarter of 2016, one of the Company’s joint ventures sold 11 assets for an aggregate sales price of $170.5 million and recorded a gain on sale of $53.4 million, of which the Company’s share was $13.5 million.

3.	Acquisitions

In February 2016, the Company acquired one power center in Phoenix, Arizona, valued at $60.5 million.  The fair value of the acquisition was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$11,859	N/A
Buildings	41,433	(A)
Tenant improvements	1,184	(A)
In-place leases (including lease origination costs and fair market value of leases)	6,125	4.5
Tenant relations	2,607	8.1
	63,208
Less: Below-market leases	(2,968)	16.7
Less: Other liabilities assumed	(354)	N/A
Net assets acquired	$59,886
(A)	Depreciated in accordance with the Company’s policy.

The Company’s consideration of $59.9 million was paid in cash.  The costs related to the acquisition of this asset were expensed as incurred and included in Other Income (Expense), Net in the Company’s consolidated statement of operations, at March 31, 2016.  Such amounts were considered immaterial.

4.	Other Assets, Net

Other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Intangible assets:
In-place leases, net	$125,084	$130,330
Above-market leases, net	43,074	46,214
Tenant relations, net	127,592	134,504
Total intangible assets, net(A)	295,750	311,048
Other assets:
Prepaid expenses	38,630	28,923
Other assets	5,537	6,293
Deposits	7,734	7,536
Deferred charges, net	5,768	6,113
Total other assets, net	$353,419	$359,913
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below- market leases of $19.5 million and $25.6 million for the three months ended March 31, 2016 and 2015, respectively.

5.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at March 31, 2016	Weighted-Average Interest Rate(A) at March 31, 2016	Maturity Date
Unsecured Credit Facility	$350.0	1.4%	June 2019
PNC Facility	—	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at March 31, 2016.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2016.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at March 31, 2016), as defined in the respective facility, or (ii) LIBOR plus a specified spread (1.0% at March 31, 2016).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard & Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2016.

6.	Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $444.5 million and $441.5 million at March 31, 2016 and December 31, 2015, respectively, as compared to the carrying amounts of $441.0 million and $437.6 million, respectively.

Debt

The fair market value of senior notes is determined using the trading price of the Company’s public debt.  The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value.  The Company’s senior notes are classified as Level 2 and all other outstanding debt is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,910,307	$3,077,726	$3,149,188	$3,292,723
Revolving Credit Facilities and term loans	947,451	951,777	807,185	811,666
Mortgage Indebtedness	1,173,915	1,228,376	1,183,164	1,235,139
	$5,031,673	$5,257,879	$5,139,537	$5,339,528

7.	Equity

2016 Value Sharing Equity Program

On February 9, 2016, the Company adopted the 2016 Value Sharing Equity Program (the “2016 VSEP”), and performance awards were granted to certain officers, effective February 9, 2016.  Awards made under the 2016 VSEP, if earned, may result in the granting of common shares of DDR and time-vested restricted stock units (“RSUs”) to participants on future measurement dates based on a performance period beginning on February 9, 2016, and ending on December 31, 2018 (the “Performance Period”).  As a result, in general, the total compensation available to participants under the 2016 VSEP, if any, will be fully earned only after approximately seven years (the Performance Period and the final four-year time-based vesting period for RSUs).

The 2016 VSEP is designed to allow DDR to reward participants for contributing to its achieving financial performance and allow such participants to share in “Value Created” (as defined below), based upon increases in DDR’s adjusted market capitalization over its initial market capitalization using a starting share price of $17.41 per share (the “Starting Share Price”), over pre-established periods of time.  Under the 2016 VSEP, participants are granted performance-based awards which, if earned, are settled 20% in DDR common shares, and 80% in RSUs that are generally subject to time-based vesting requirements for a period of four years.

Pursuant to the award terms, on five specified measurement dates (the first date occurring on February 23, 2017, with subsequent measurement dates occurring through December 31, 2018), DDR will measure the “Value Created” during the period between the start of the 2016 VSEP and the applicable measurement date.  Value Created is measured for each period for the performance awards as the increase in DDR’s market capitalization on the applicable measurement date (i.e., the product of DDR’s five-day trailing average share price as of each measurement date (price-only appreciation, not total shareholder return) and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, over DDR’s initial market capitalization at the start of the 2016 VSEP utilizing the Starting Share Price.  The ending share price used for purposes of determining Value Created for the performance awards during any measurement period is capped at $25.35 (“Maximum Ending Share Price”).  Because DDR’s initial market capitalization is based on the Starting Share Price, there are no performance awards earned until DDR’s share price exceeds $17.41.

Each participant has been assigned a “percentage share” of the Value Created for the performance awards, and the aggregate percentage share for all participants for the performance awards is (1) 1.4909% if the ending share price for the applicable measurement period is $19.58 or lower, and (2) 1.6089% if the ending share price for the applicable measurement period is above $19.58.  In addition, each participant’s aggregate total share of Value Created for the performance awards is capped at an individual maximum dollar limit.  After the first measurement date, each participant may earn “performance award shares” (settled as discussed below) with an aggregate value equal to two-sixths of the participant’s percentage share of the Value Created for this award.  After each of the next three measurement dates, each participant may earn performance award shares with an aggregate value equal to three-sixths, then four-sixths and then five-sixths, respectively, of the participant’s percentage share of the Value Created for this award.  After the final measurement date (or, if earlier, upon a change in control, as defined in the 2016 VSEP), each participant may earn performance award shares with an aggregate value equal to the participant’s full percentage share of the Value Created.  In addition, for each measurement date, the number of performance award shares earned by a participant will be reduced by the number of performance award shares previously earned by the participant for prior measurement periods.

Unless otherwise determined by DDR, the DDR common shares earned under the performance awards will generally be subject to additional service-based restrictions that are expected to vest in 20% annual increments beginning on the date of grant and on each of the first four anniversaries of the date of grant.  After becoming vested, RSUs will be paid in the form of one common share for each such vested RSU.  The fair value of the 2016 VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.8%
Weighted-average dividend yield	5.0%
Expected life	3 years
Expected volatility	17%–19%

As of March 31, 2016, total unrecognized compensation related to the market metric component associated with the awards granted under the 2016 VSEP was approximately $5 million and is expected to be recognized over a weighted-average 6.75-year term, which includes the performance-based and time-based vesting periods.

8.	Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“OCI”) by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2015	$(6,109)	$(174)	$(6,283)
Other comprehensive income before reclassifications	46	580	626
Change in cash flow hedges reclassed to earnings(A)	172	—	172
Net current-period other comprehensive income	218	580	798
Balance, March 31, 2016	$(5,891)	$406	$(5,485)
(A)

Includes amortization of $0.2 million classified in Interest Expense in the Company’s consolidated statement of operations for the three months ended March 31, 2016, which was previously recognized in Accumulated OCI.

9.	Earnings Per Share

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

	Three Months
	Ended March 31,
	2016	2015
Numerators – Basic and Diluted
Income (loss) from continuing operations	$33,492	$(268,008)
Plus: Gain on disposition of real estate	12,381	25,094
Plus: Income attributable to non-controlling interests	(300)	(873)
Less: Preferred dividends	(5,594)	(5,594)
Less: Earnings attributable to unvested shares and operating partnership units	(210)	(437)
Net income (loss) attributable to common shareholders after allocation to participating securities	$39,769	$(249,818)
Denominators – Number of Shares
Basic—Average shares outstanding	364,691	359,818
Effect of dilutive securities:
Stock options	351	—
Diluted—Average shares outstanding	365,042	359,818
Earnings Per Share:
Basic	$0.11	$(0.69)
Diluted	$0.11	$(0.69)

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

At March 31, 2016 and 2015, the Company had 398,701 and 1,441,890 operating partnership units outstanding, respectively.  The exchange into common shares associated with operating partnership units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

Shares subject to issuance under the 2016 VSEP (Note 7) were not considered in the computation of diluted EPS for the three months ended March 31, 2016, as the calculation was anti-dilutive.  The 2016 VSEP was not in effect for the three months ended March 31, 2015.

Common Shares

Common share dividends declared were $0.19 and $0.1725 per share for the three-months ended March 31, 2016 and 2015, respectively.

10.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$254,417	$6		$254,423
Rental operation expenses	(73,003)	(39)		(73,042)
Net operating income (loss)	181,414	(33)		181,381
Depreciation and amortization	(96,902)			(96,902)
Interest income		9,050		9,050
Other income (expense), net			$1,773	1,773
Unallocated expenses(A)			(76,231)	(76,231)
Equity in net income of joint ventures	14,421			14,421
Income from continuing operations				$33,492
As of March 31, 2016:
Total gross real estate assets	$9,973,081			$9,973,081
Notes receivable, net(B)		$440,526	$(397,934)	$42,592

	Three Months Ended March 31, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$258,770	$55		$258,825
Rental operation expenses	(76,336)	(19)		(76,355)
Net operating income	182,434	36		182,470
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(103,015)			(103,015)
Interest income		7,161		7,161
Other income (expense), net			$(3,428)	(3,428)
Unallocated expenses(A)			(86,515)	(86,515)
Equity in net income of joint ventures	61			61
Gain on change in control of interests, net	14,279			14,279
Loss from continuing operations				$(268,008)
As of March 31, 2015:
Total gross real estate assets	$10,047,415			$10,047,415
Notes receivable, net(B)		$354,205	$(307,021)	$47,184
(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2015, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of March 31, 2016, the Company’s portfolio consisted of 352 shopping centers (including 158 shopping centers owned through joint ventures) aggregating approximately 113 million total square feet of gross leasable area (“GLA”).  These properties consist of 338 shopping centers owned in the United States and 14 in Puerto Rico.  At March 31, 2016, the aggregate occupancy of the Company’s operating shopping center portfolio was 93.3% and the average annualized base rent per occupied square foot was $14.58.

For the three months ended March 31, 2016, net income attributable to common shareholders increased compared to the prior year, primarily due to $279.0 million of impairment charges recorded in 2015.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2016	2015
Net income (loss) attributable to common shareholders	$39,979	$(249,381)
FFO attributable to common shareholders	$114,542	$13,203
Operating FFO attributable to common shareholders	$114,228	$107,133
Earnings per share – Diluted	$0.11	$(0.69)

During the first quarter of 2016, the Company continued to pursue opportunities to improve its overall portfolio quality and lower its risk profile and cost of capital.  The Company’s initiatives are focused on positioning its balance sheet to perform in all market cycles.  In 2016, the Company intends to focus on the completion of its portfolio evolution, which it expects to achieve to be achieved through the sale of assets not considered to have long-term growth potential and the reinvestment of proceeds to develop/redevelop or acquire prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”), as well as lower leverage.  As outlined below, the Company’s operational and transactional activity execution in the first quarter was in line with its strategic objectives.

First Quarter 2016 Operating Results

Significant transactional and capital markets activity included the following:

●	Acquired one Prime power center in Phoenix, Arizona, for $60.5 million;
●	Completed the disposition of $359.9 million of assets, of which DDR’s pro rata share of the proceeds was $223.5 million and
●	Repaid $240.0 million aggregate principal amount of 9.625% unsecured notes at maturity in March 2016.

The Company continued its trend of consistent internal growth and strong operating performance in the first three months of 2016, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates, a strong occupancy rate maintained above 92% and the achievement of double-digit rental spreads on new leases.

●

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2015, the Company had 841 leases expiring in 2016, with an average base rent per square foot of $15.64.  Leases executed in the first quarter of 2016, the

Company generated positive leasing spreads on a pro rata basis of 19.5% for new leases and 8.7% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

The Company leased approximately 1.9 million square feet in the first quarter of 2016, including 115 new leases and 186 renewals for a total of 301 leases.  The remaining 2016 lease expirations at March 31, 2016, aggregated approximately 3.0 million square feet of GLA as compared to 4.8 million square feet of GLA as of December 31, 2015.  The remaining 3.0 million square feet represents approximately 62.4% of total annualized base rent of 2016 expiring leases as of December 31, 2015.

●

For new leases executed during the first quarter 2016, the Company estimates it will expend a weighted-average cost of $4.44 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.89 during 2015.  The Company generally does not expend a significant amount of capital on lease renewals.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.58 at March 31, 2016, as compared to $14.48 at December 31, 2015 and $14.02 at March 31, 2015.
●	The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 93.3% at March 31, 2016 and December 31, 2015, as compared to 93.2% at March 31, 2015.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2015, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2016	2015	$ Change
Base and percentage rental revenues(A)	$179,303	$182,082	$(2,779)
Recoveries from tenants(B)	61,599	64,080	(2,481)
Fee and other income(C)	13,521	12,663	858
Total revenues	$254,423	$258,825	$(4,402)

(A)	The decrease was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$4.5
Comparable Portfolio Properties	3.6
Development or redevelopment properties	0.5
Disposition of shopping centers	(11.3)
Straight-line rents	(0.1)
Total	$(2.8)

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio March 31,		Wholly-Owned Shopping Centers(1) March 31,		Joint Venture Shopping Centers March 31,
	2016	2015	2016	2015	2016	2015
Centers owned	352	407	194	219	158	188
Aggregate occupancy rate	93.3%	93.2%	93.4%	93.6%	93.2%	92.6%
Average annualized base rent per occupied square foot(2)	$14.58	$14.02	$14.89	$14.37	$14.04	$13.43
(1)

For the three months ended March 31, 2016 and 2015, the Comparable Portfolio Properties’ aggregate occupancy rate was 94.3% and 94.0%, respectively and the average annualized base rent per occupied square foot was $15.05 and $14.26, respectively.

(2)

The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers (see Strategic Transaction Activity), as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition properties.  Recoveries from tenants for the Comparable Portfolio Properties’ were approximately 93.9% and 93.3% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2016 and 2015, respectively.  The overall increased percentage of recoveries from tenants primarily was attributable to the disposition of assets with lower recovery rates.

(C)	Composed of the following (in millions):

	Three Months
	Ended March 31,
	2016	2015	$ Change
Management, development and other fee income(1)	$8.2	$8.1	$0.1
Ancillary and other property income	4.1	4.2	(0.1)
Lease termination fees	1.2	0.2	1.0
Other	—	0.2	(0.2)
	$13.5	$12.7	$0.8
(1)	Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2016	2015	$ Change
Operating and maintenance(A)	$36,508	$38,726	$(2,218)
Real estate taxes(A)	36,534	37,629	(1,095)
Impairment charges(B)	—	279,021	(279,021)
General and administrative(C)	17,876	18,595	(719)
Depreciation and amortization(A)	96,902	103,015	(6,113)
	$187,820	$476,986	$(289,166)

(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.5	$0.9	$2.9
Comparable Portfolio Properties	(0.3)	0.4	(3.6)
Development or redevelopment properties	0.2	0.1	(1.1)
Disposition of shopping centers	(2.6)	(2.5)	(4.3)
	$(2.2)	$(1.1)	$(6.1)

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets becoming fully amortized in 2015.

(B)	The Company recorded impairment charges during 2015 related to 25 operating shopping centers and five parcels of land previously held for future development.

(C)

General and administrative expenses were approximately 4.6% and 4.7% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed assets, for the three months ended March 31, 2016 and 2015. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Upon adoption of the leasing standard in 2019, the Company expects that certain general and administrative expenses that are capitalized in 2016 may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2016	2015	$ Change
Interest income(A)	$9,050	$7,161	$1,889
Interest expense(B)	(57,897)	(63,020)	5,123
Other income (expense), net(C)	1,773	(3,428)	5,201
	$(47,074)	$(59,287)	$12,213
(A)

The increase in the amount of interest income recognized in the first quarter of 2016 primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with the Blackstone Group L.P. (“Blackstone”).  The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Three Months
	Ended March 31,
	2016	2015
Weighted-average loan receivable outstanding (in millions)	$435.0	$344.8
Weighted-average interest rate	8.5%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2016	2015
Weighted-average debt outstanding (in billions)	$5.1	$5.3
Weighted-average interest rate	4.6%	5.1%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion in 2015, fair market value of adjustments and debt issuance costs) at March 31, 2016 and 2015, was 4.2% and 4.8%, respectively.  The change in the weighted-average debt outstanding and weighted-average interest rate was the result of the Company’s disposition of assets with proceeds applied to repay outstanding indebtedness, as well as the focus on the repayment of higher interest rate debt.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.2 million for the three months ended March 31, 2016, as compared to $1.6 million for the comparable period in 2015.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year-over-year.

(C)	Other income (expense), net was composed of the following (in millions):

	Three Months
	Ended March 31,
	2016	2015
Transaction and other income (expense), net	$1.8	$(0.1)
Debt extinguishment costs, net	—	(3.3)
	$1.8	$(3.4)

Other Items (in thousands)

	Three Months
	Ended March 31,
	2016	2015	$ Change
Equity in net income of joint ventures(A)	$14,421	$61	$14,360
Gain on change in control of interests, net	—	14,279	(14,279)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(B)	(458)	(4,900)	4,442

(A)

The increase in equity in net income of joint ventures for the three months ended March 31, 2016, compared to the prior-year period, primarily was a result of the sale of 11 assets by one unconsolidated joint venture, of which the Company’s share of the gain was $13.5 million.

(B)	The decrease in tax expense primarily is a result of a 2015 tax restructuring related to the Company’s assets in Puerto Rico.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three Months
	Ended March 31,
	2016	2015	$ Change
Gain on disposition of real estate, net(A)	$12,381	25,094	(12,713)
Income attributable to non-controlling interests, net	(300)	(873)	573
Net income (loss) attributable to DDR(B)	45,573	(243,787)	289,360

(A)

During the first quarter of 2016, the Company sold five properties and additional non-income producing assets for total proceeds of $189.4 million.  These sales have not been classified as discontinued operations in the financial statements as these sales do not represent a strategic shift in the Company’s business plan.

(B)

The increase in net income attributable to DDR for the three-months ended March 31, 2016, compared to the prior-year comparable period, primarily was due to impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015	$ Change
FFO attributable to common shareholders(A)	$114.5	$13.2	$101.3
Operating FFO attributable to common shareholders(B)	114.2	107.1	7.1

(A)	The increase in FFO for the three months ended March 31, 2016, compared to the comparable period in 2015, primarily was due to impairment charges of non-depreciable assets recorded in 2015.

(B)

The increase in Operating FFO for the three months ended March 31, 2016, compared to the comparable period in 2015, primarily was due to the transactional impact of the investment activity completed during the quarter.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015
Net income (loss) attributable to common shareholders	$40.0	$(249.4)
Depreciation and amortization of real estate investments	94.8	100.9
Equity in net income of joint ventures	(14.4)	(0.1)
Joint ventures' FFO(A)	6.1	7.0
Non-controlling interests (OP Units)	0.1	0.2
Impairment of depreciable real estate assets	—	179.8
Gain on disposition of depreciable real estate	(12.1)	(25.2)
FFO attributable to common shareholders	114.5	13.2
Non-operating items, net(B)	(0.3)	93.9
Operating FFO attributable to common shareholders	$114.2	$107.1

(A)

At March 31, 2016 and 2015, the Company had an economic investment in unconsolidated joint venture interests related to 157 and 187 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015
Net income (loss) attributable to unconsolidated joint ventures	$47.3	$(12.0)
Depreciation and amortization of real estate investments	49.0	56.7
Impairment of depreciable real estate assets	—	0.4
(Gain) loss on disposition of depreciable real estate, net	(53.5)	0.2
FFO	$42.8	$45.3
FFO at DDR's ownership interests	$6.1	$7.0
Operating FFO at DDR's ownership interests(B)	$6.1	$7.0

Other Data:
Straight-line rental revenue	$0.9	$1.0
DDR's proportionate share	—	—

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three months ended March 31, 2016 and 2015 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2016	2015
Impairment charges – non-depreciable assets	$—	$99.3
Other (income) expense, net(A)	—	3.9
Gain on change in control of interests, net	—	(14.3)
Tax expense (primarily Puerto Rico restructuring)	—	4.4
(Gain) loss on disposition of non-depreciable real estate, net	(0.3)	0.6
Total adjustments from FFO to Operating FFO	(0.3)	93.9
FFO attributable to common shareholders	114.5	13.2
Operating FFO attributable to common shareholders	$114.2	$107.1

(A)	Amounts included in other income/expense as follows (in millions):

	Three Months
	Ended March 31,
	2016	2015
Debt extinguishment costs, net	$—	$3.3
Transaction and other (income) expense, net	—	0.6
	$—	$3.9

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to strategically allocate cash flow from operating and financing activities in order to strengthen its balance sheet and reduce risk, finance strategic investments and improve its financial flexibility.  The Company periodically evaluates opportunities to further strengthen its financial position for strategic reasons, which may include: repurchasing or refinancing long-term debt, issuing and selling additional debt or equity securities obtaining credit facilities from lenders and/or disposing of assets.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 100 basis points at March 31, 2016, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2016, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2016 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at March 31, 2016 (in millions):

Cash and Cash Equivalents	$23.7
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(350.0)
Letters of credit	(1.1)
Borrowing capacity available	$448.9

The Company has a $250 million continuous equity program.  At April 29, 2016, the Company had $234.6 million available for the future issuance of common shares under that program.

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

At March 31, 2016, the Company’s 2016 debt maturities consisted of $112.8 million of consolidated mortgage debt.  The Company expects to fund these obligations from utilization of its Revolving Credit Facilities, proceeds from asset sales and/or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

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

Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures have $665.2 million of debt maturing in 2016, of which the Company’s proportionate share is $33.3 million.  The Company expects the joint ventures to refinance, including through options to extend, these obligations.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2016	2015
Cash flow provided by operating activities	$81,893	$62,701
Cash flow provided by investing activities	96,580	57,599
Cash flow used for financing activities	(177,171)	(85,402)

Changes in cash flow for the three months ended March 31, 2016, compared to the prior-year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities increased $19.2 million primarily due to the following:

•	Increase of $16.8 million due to Puerto Rico tax restructuring costs paid in 2015 and
•	Increases from assets acquired from the date of acquisition along with the continued growth in operating performance of the Company’s core assets, offset by asset dispositions.

Investing Activities:  Cash provided by investing activities increased $39.0 million primarily due to the following:

•	Increase of $83.8 million due to proceeds from the disposition of real estate and
•	Decrease of $59.9 million due to the acquisition of real estate.

Financing Activities:  Cash used for financing activities increased $91.8 million primarily due to the following:

•	Increase of $240.0 million due to repayment of senior notes,
•	Increase of $7.2 million due to higher quarterly dividend payments and
•	Decrease of $161.5 million due to proceeds from revolving credit facilities.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $75.1 million for the three months ended March 31, 2016, as compared to $67.9 million for the same period in 2015.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first quarter of 2016.

The Company declared a quarterly dividend of $0.19 per common share for the first quarter of 2016.  The Board of Directors of the Company expects to continue to monitor the 2016 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

Acquisitions

In February 2016, the Company acquired a 0.3 million square foot Prime power center in Phoenix, Arizona, for a gross purchase price of $60.5 million.

Dispositions

During the three months ended March 31, 2016, the Company sold five shopping center properties, aggregating 1.4 million square feet, plus non-income producing assets, for an aggregate sales price of $189.4 million.  The Company recorded a net gain of $12.4 million.  In addition, one of the Company’s unconsolidated joint ventures sold 11 assets generating gross proceeds of $170.5 million, of which the Company’s proportionate share was $34.1 million.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2016, the $2.1 billion of Land primarily consisted of land that is part of the Company’s operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 148 acres of this land, which has a recorded cost basis of approximately $20 million, is available for future development.

Included in Construction in Progress and Land at March 31, 2016, were $58 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In 2015, the Company determined it would no longer pursue the development of certain of these assets.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has invested approximately $317 million in various consolidated active development and redevelopment projects and expects to bring at least $190 million of investments in service in 2016 on a net basis, after deducting sales proceeds from outlot sales.

At March 31, 2016, the Company’s current significant consolidated development projects were as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at March 31, 2016
Guilford Commons (New Haven, Connecticut)	4Q15	130	$69	$69	$66
Lee Vista Promenade (Orlando, Florida)	2Q16	208	66	63	62
Total		338	$135	$132	$128

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  The Company sold its major redevelopment asset in Pasadena, California, in January 2016 for a net gain that had net costs incurred of $20.7 million at the time of sale.  At March 31, 2016, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2016
The Pike Outlets (Long Beach, California)	3Q16	$66	$51
Sycamore Crossing (Cincinnati, Ohio)	2Q17	30	9
Belgate (expansion) (Charlotte, North Carolina)	4Q17	24	12
Bermuda Square (Chester, Virginia)	4Q17	19	13
Plaza del Sol (expansion) (Bayamon, Puerto Rico)	4Q17	12	1
Other Redevelopments	N/A	100	34
Total		$251	$120

For redevelopment assets completed in 2016, the assets placed in service were completed at a cost of approximately $146 per square foot, excluding The Pike Outlets, which is a larger scale project (at a cost of approximately $309 per square foot).

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment of $390.0 million plus $8.4 million of accrued interest at March 31, 2016, with an annual interest rate of 8.5% due from its joint ventures with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.1 billion and $3.3 billion at March 31, 2016 and 2015, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At March 31, 2016, the Company’s capitalization consisted of $5.0 billion of debt, $350.0 million of preferred shares and $6.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $17.79, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2016).  The debt to total market capitalization ratio was 0.42 to 1.0 at both March 31, 2016 and 2015.  The closing price of the common shares on the New York Stock Exchange was $18.62 at March 31, 2015.  The Company’s total debt consisted of the following (in billions):

	March 31,
	2016	2015
Fixed-rate debt(A)	$4.0	$4.8
Variable-rate debt	1.0	0.4
	$5.0	$5.2

(A)

Includes $78.1 million and $79.6 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at three months ended March 31, 2016 and 2015, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2016, the Company’s 2016 debt maturities consisted of $112.8 million of consolidated mortgage debt.  The Company expects to fund these obligations from utilization of its Revolving Credit Facilities, proceeds from asset sales and/or cash flow from operations.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $24.8 million for its consolidated properties at March 31, 2016.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At March 31, 2016, the Company had letters of credit outstanding of $30.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2016, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.2 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for 2016 and 2017.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was almost two million square feet of space for new leases and renewals for the first quarter of 2016, as well as 11 million square feet of space for new leases and renewals for the year ended December 31, 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%, Bed Bath & Beyond at 3.2% and Walmart at 3.0%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies, Target and Bed Bath & Beyond) have been rapidly growing their omni-channel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at March 31, 2016, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s annual Report on Form 10-K for the year ended December 31, 2015).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.3% at March 31, 2016, and December 31, 2015, and 93.2% at March 31, 2015.  The total portfolio average annualized base rent per occupied square foot was $14.58 at March 31, 2016, as compared to $14.48 at December 31, 2015, and $14.02 at March 31, 2015.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime power centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first quarter of 2016 was only $4.44 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.6% of the Company’s annualized consolidated revenues for its portfolio at 100% and 5.9% of Company-owned GLA at March 31, 2016.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies, PetSmart and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s condensed consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

•

The Company may not complete development or redevelopement projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn, resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, (adjusted to reflect the $78.1 million and $78.5 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8%, at March 31, 2016 and December 31, 2015), is summarized as follows:

	March 31, 2016				December 31, 2015
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$4,006.7	5.1	4.9%	79.6%	$4,254.5	5.1	5.2%	82.8%
Variable-Rate Debt	$1,025.0	1.7	1.6%	20.4%	$885.0	1.7	1.6%	17.2%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at March 31, 2016 and December 31, 2015, is summarized as follows:

	March 31, 2016				December 31, 2015
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,093.7	$338.2	2.2	5.4%	$2,185.7	$356.5	2.4	5.3%
Variable-Rate Debt	$1,026.3	$87.2	1.9	2.0%	$991.9	$85.4	2.2	2.0%

The Company intends to use retained cash flow, proceeds from asset sales and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers.  Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At March 31, 2016 and December 31, 2015, the interest rate on the Company’s $78.1 million and $78.5 million consolidated floating rate debt, respectively, was swapped to fixed rates.  At March 31, 2016 and December 31, 2015, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to fixed rates.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $78.1 million and $78.5 million of variable-rate debt that was swapped to a fixed rate at March 31, 2016 and December 31, 2015, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2016 and December 31, 2015, is summarized as follows (in millions):

	March 31, 2016					December 31, 2015
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$4,006.7	$4,230.2	(A)	$4,055.2	(B)	$4,254.5	$4,451.5	(A)	$4,271.3	(B)
Company's proportionate share of joint venture fixed-rate debt	$338.2	$349.6		$342.9		$356.5	$367.8		$360.0

(A)	Includes the fair value of Swaps, which was a liability of $2.4 million and $2.5 million, at March 31, 2016 and December 31, 2015, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $1.3 million and $1.2 million, at March 31, 2016 and December 31, 2015, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2016, would result in an increase in interest expense of approximately $2.6 million for the Company and $0.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2016.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2016, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
January 1–31, 2016	16,473	$16.89	—	—
February 1–29, 2016	58,247	16.57	—	—
March 1–31, 2016	3,419	17.12	—	—
Total	78,139	$16.66	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	2016 Value Sharing Equity Program

10.2	Form of Restricted Share Units Award Memorandum

10.3	Form of Stock Option Award Memorandum

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015, (iv) Consolidated Statement of Equity for the Three Months Ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 4, 2016

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.1	2016 Value Sharing Equity Program	Annual Report on Form 10-K (filed with the SEC on February 24, 2016; File No. 001-11690)

10	10.2	Form of Restricted Share Units Award Memorandum	Filed herewith

10	10.3	Form of Stock Option Award Memorandum	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1

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