Form 10-Q
period 2016-06-30
DDR CORP
filed 2016-08-02
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, the registrant had 365,847,291 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2016

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Land	$2,137,889	$2,184,145
Buildings	6,893,792	6,965,632
Fixtures and tenant improvements	756,617	743,037
	9,788,298	9,892,814
Less: Accumulated depreciation	(2,115,084)	(2,062,899)
	7,673,214	7,829,915
Construction in progress and land	161,663	235,385
Total real estate assets, net	7,834,877	8,065,300
Investments in and advances to joint ventures	465,389	467,732
Cash and cash equivalents	17,981	22,416
Restricted cash	9,173	10,104
Accounts receivable, net	124,878	129,089
Notes receivable, net	47,294	42,534
Other assets, net	321,994	359,913
	$8,821,586	$9,097,088
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,911,277	$3,149,188
Unsecured term loan	398,167	397,934
Revolving credit facilities	265,000	210,000
	3,574,444	3,757,122
Secured indebtedness:
Secured term loan	199,544	199,251
Mortgage indebtedness	1,164,819	1,183,164
	1,364,363	1,382,415
Total indebtedness	4,938,807	5,139,537
Accounts payable and other liabilities	398,909	425,478
Dividends payable	75,078	68,604
Total liabilities	5,412,794	5,633,619
Commitments and contingencies
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 365,510,617 and 365,292,314 shares issued at June 30, 2016 and December 31, 2015, respectively	36,551	36,529
Additional paid-in capital	5,473,632	5,466,511
Accumulated distributions in excess of net income	(2,455,319)	(2,391,793)
Deferred compensation obligation	15,425	15,537
Accumulated other comprehensive loss	(5,157)	(6,283)
Less: Common shares in treasury at cost: 924,876 and 945,268 shares at June 30, 2016 and December 31, 2015, respectively	(14,919)	(15,316)
Total DDR shareholders' equity	3,400,213	3,455,185
Non-controlling interests	8,579	8,284
Total equity	3,408,792	3,463,469
	$8,821,586	$9,097,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2016	2015
Revenues from operations:
Minimum rents	$178,064	$179,363
Percentage and overage rents	1,654	1,372
Recoveries from tenants	61,376	62,021
Fee and other income	16,227	14,567
	257,321	257,323
Rental operation expenses:
Operating and maintenance	34,588	36,029
Real estate taxes	37,276	37,797
General and administrative	18,499	19,271
Depreciation and amortization	97,698	99,300
	188,061	192,397
Other income (expense):
Interest income	9,446	7,211
Interest expense	(54,012)	(61,287)
Other income (expense), net	2,081	2,368
	(42,485)	(51,708)
Income before earnings from equity method investments and other items	26,775	13,218
Equity in net income of joint ventures	1,117	1,642
Loss on sale and change in control of interests, net	—	(6,507)
Income before tax expense	27,892	8,353
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(245)	(573)
Income from continuing operations	27,647	7,780
Gain on disposition of real estate, net	13,721	11,267
Net income	$41,368	$19,047
Income attributable to non-controlling interests, net	(310)	(449)
Net income attributable to DDR	$41,058	$18,598
Preferred dividends	(5,594)	(5,594)
Net income attributable to common shareholders	$35,464	$13,004

Per share data:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2016	2015
Revenues from operations:
Minimum rents	$355,431	$360,060
Percentage and overage rents	3,590	2,757
Recoveries from tenants	122,975	126,101
Fee and other income	29,748	27,230
	511,744	516,148
Rental operation expenses:
Operating and maintenance	71,096	74,755
Real estate taxes	73,810	75,426
Impairment charges	—	279,021
General and administrative	36,375	37,866
Depreciation and amortization	194,600	202,315
	375,881	669,383
Other income (expense):
Interest income	18,496	14,372
Interest expense	(111,909)	(124,307)
Other income (expense), net	3,854	(1,060)
	(89,559)	(110,995)
Income (loss) before earnings from equity method investments and other items	46,304	(264,230)
Equity in net income of joint ventures	15,538	1,703
Gain on sale and change in control of interests, net	—	7,772
Income (loss) before tax expense	61,842	(254,755)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(703)	(5,473)
Income (loss) from continuing operations	61,139	(260,228)
Gain on disposition of real estate, net	26,102	36,361
Net income (loss)	$87,241	$(223,867)
Income attributable to non-controlling interests, net	(610)	(1,322)
Net income (loss) attributable to DDR	$86,631	$(225,189)
Preferred dividends	(11,188)	(11,188)
Net income (loss) attributable to common shareholders	$75,443	$(236,377)

Per share data:
Basic	$0.21	$(0.66)
Diluted	$0.21	$(0.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$41,368	$19,047	$87,241	$(223,867)
Other comprehensive income (loss):
Foreign currency translation	(168)	85	674	(219)
Change in fair value of interest-rate contracts	330	417	376	320
Change in cash flow hedges reclassed to earnings	172	154	344	829
Total other comprehensive income	334	656	1,394	930
Comprehensive income (loss)	$41,702	$19,703	$88,635	$(222,937)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net income	(310)	(449)	(610)	(1,322)
Foreign currency translation	(6)	(104)	(268)	285
Total comprehensive income attributable to non-controlling interests	(316)	(553)	(878)	(1,037)
Total comprehensive income (loss) attributable to DDR	$41,386	$19,150	$87,757	$(223,974)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2015	$350,000	$36,529	$5,466,511	$(2,391,793)	$15,537	$(6,283)	$(15,316)	$8,284	$3,463,469
Issuance of common shares related to stock plans	—	22	2,908	—	—	—	1,123	—	4,053
Issuance of restricted stock	—	—	(706)	—	714	—	(8)	—	—
Vesting of restricted stock	—	—	3,432	—	(826)	—	(718)	—	1,888
Stock-based compensation	—	—	1,487	—	—	—	—	—	1,487
Distributions to non-controlling interests	—	—	—	—	—	—	—	(583)	(583)
Dividends declared-common shares	—	—	—	(138,969)	—	—	—	—	(138,969)
Dividends declared-preferred shares	—	—	—	(11,188)	—	—	—	—	(11,188)
Comprehensive income	—	—	—	86,631	—	1,126	—	878	88,635
Balance, June 30, 2016	$350,000	$36,551	$5,473,632	$(2,455,319)	$15,425	$(5,157)	$(14,919)	$8,579	$3,408,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$87,241	$(223,867)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	194,600	202,315
Stock-based compensation	4,051	4,893
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	1,151	(5,529)
Accretion of convertible debt discount	—	5,919
Equity in net income of joint ventures	(15,538)	(1,703)
Net gain on sale and change in control of interests	—	(7,772)
Operating cash distributions from joint ventures	3,779	4,021
Gain on disposition of real estate	(26,102)	(36,361)
Impairment charges	—	279,021
Change in notes receivable accrued interest	(5,502)	(4,175)
Change in restricted cash	1,901	1,591
Net change in accounts receivable	2,619	1,327
Net change in accounts payable and accrued expenses	(4,357)	11,763
Net change in other operating assets and liabilities	(11,127)	(22,570)
Total adjustments	145,475	432,740
Net cash flow provided by operating activities	232,716	208,873
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(59,886)	(105,846)
Real estate developed and improvements to operating real estate	(91,116)	(132,595)
Proceeds from disposition of real estate	243,220	158,122
Distributions from unconsolidated joint ventures	20,510	6,940
Equity contributions to joint ventures	(1,406)	(134)
Issuance of notes receivable	(4,611)	—
Repayment of notes receivable	305	9,275
Change in restricted cash	(905)	582
Net cash flow provided by (used for) investing activities	106,111	(63,656)
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	55,000	213,513
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	—	491,972
Repayment of senior notes	(240,000)	(152,996)
Proceeds from unsecured term loan	—	300,000
Repayment of term loans and mortgage debt	(15,750)	(857,396)
Payment of debt issuance costs	(41)	(4,540)
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	1,785	3,321
Distributions to non-controlling interests and redeemable operating partnership units	(575)	(5,591)
Dividends paid	(143,684)	(129,333)
Net cash flow used for financing activities	(343,265)	(141,050)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(4,438)	4,167
Effect of exchange rate changes on cash and cash equivalents	3	164
Cash and cash equivalents, beginning of year	22,416	20,937
Cash and cash equivalents, end of period	$17,981	$25,268

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810):  Amendments to the Consolidation Analysis on January 1, 2016, and reassessed its consolidated and unconsolidated joint ventures under the new standard.  Based on the revised guidance, the Company identified three unconsolidated joint ventures included in the Company’s joint venture investments that, under the new standard, are considered VIEs for which the Company is not the primary beneficiary.  These joint ventures were formed to invest in and own real estate assets.  Each of these joint ventures was deemed to be a VIE under the new guidance as the Company (the non-managing member) does not have substantive kick-out or participating rights in these entities.  The Company determined that it was not the primary beneficiary of these VIEs as the entities’ managing members have the power to direct the activities of the respective entity that most significantly impact the entity’s economic performance.  The Company’s maximum exposure to losses associated with these three VIEs is primarily limited to its aggregate investment, which was $416.6 million and $412.4 million as of June 30, 2016, and December 31, 2015, respectively.  In addition, for one of the VIEs, the Company agreed to fund amounts due to the joint venture’s lender, under certain circumstances, if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $4.6 million at June 30, 2016.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2016	2015
Accounts payable related to construction in progress	$20.8	$46.3
Dividends declared	75.1	67.9
Mortgages assumed from acquisitions	—	33.7
Elimination of a previously held equity interest	—	1.4

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Management and other fee income	$11.4	$8.4	$19.6	$16.5
Ancillary and other property income	4.5	4.7	8.6	8.8
Lease termination fees	0.3	1.4	1.5	1.6
Other	—	0.1	—	0.3
Total fee and other income	$16.2	$14.6	$29.7	$27.2

New Accounting Standards To Be Adopted

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic-842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC Topic No. 840, Leases. Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of this standard include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits. In addition, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  The lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard could have a significant impact on the Company’s consolidated financial statements as the Company has ground lease agreements, in which it could be either a lessor or lessee, at many of its shopping centers. The Company is currently assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements and has not decided upon the method of adoption.

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

Transition to Equity Method Accounting

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained.  Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest.  For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss previously recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method.  The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company does not expect that the adoption of this standard will have any material impact on its consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 is effective for public companies for annual reporting periods and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

At June 30, 2016 and December 31, 2015, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 157 and 168 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2016	December 31, 2015
Condensed Combined Balance Sheets
Land	$1,306,704	$1,343,889
Buildings	3,449,494	3,551,227
Fixtures and tenant improvements	192,647	191,581
	4,948,845	5,086,697
Less: Accumulated depreciation	(840,227)	(817,235)
	4,108,618	4,269,462
Land held for development and construction in progress	58,654	52,390
Real estate, net	4,167,272	4,321,852
Cash and restricted cash	69,815	58,916
Receivables, net	48,568	52,768
Other assets	286,501	318,546
	$4,572,156	$4,752,082

Mortgage debt	$3,118,908	$3,177,603
Notes and accrued interest payable to the Company	2,555	1,556
Other liabilities	223,109	219,799
	3,344,572	3,398,958
Redeemable preferred equity – DDR	400,203	395,156
Accumulated equity	827,381	957,968
	$4,572,156	$4,752,082

Company's share of accumulated equity	$104,500	$115,871
Redeemable preferred equity	400,203	395,156
Basis differentials	(39,325)	(42,402)
Deferred development fees, net of portion related to the Company's interest	(2,531)	(2,449)
Amounts payable to the Company	2,542	1,556
Investments in and Advances to Joint Ventures	$465,389	$467,732

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Condensed Combined Statements of Operations
Revenues from operations	$128,890	$133,066	$256,800	$270,666
Expenses from operations:
Operating expenses	36,973	36,090	74,629	75,056
Impairment charges	—	—	—	448
Depreciation and amortization	49,021	51,482	98,056	108,219
Interest expense	33,319	33,593	66,641	74,496
Preferred share expense	8,305	6,415	16,569	12,729
Other expense (income), net	6,319	6,126	12,130	12,195
	133,937	133,706	268,025	283,143
	(5,047)	(640)	(11,225)	(12,477)
Gain (loss) on disposition of real estate, net	114	(1,358)	53,597	(1,571)
Net (loss) income attributable to unconsolidated joint ventures	$(4,933)	$(1,998)	$42,372	$(14,048)
Company's share of equity in net income of joint ventures	$817	$1,317	$12,091	$1,070
Basis differential adjustments(A)	300	325	3,447	633
Equity in net income of joint ventures	$1,117	$1,642	$15,538	$1,703
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

Service fees and income earned by the Company through management, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Management and other fees	$9.6	$6.5	$15.8	$12.8
Development fees and leasing commissions	1.8	1.6	3.7	3.2
Interest income	8.3	6.4	16.6	12.7

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

Disposition of Shopping Centers

In the first quarter of 2016, one of the Company’s joint ventures sold 11 assets for an aggregate sale price of $170.5 million and recorded a gain on sale of $53.4 million, of which the Company’s share was $13.5 million.

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

The Company’s consideration of $59.9 million was paid in cash.  The costs related to the acquisition of this asset were expensed as incurred and included in Other Income (Expense), Net in the Company’s consolidated statement of operations, at June 30, 2016.  Such amounts were considered immaterial.  Included in the Company’s consolidated statements of operations are $2.2 million and $2.1 million in total revenues from the date of acquisition through June 30, 2016 and 2015, respectively, for the acquired properties.

4.	Other Assets, Net

Other assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Intangible assets:
In-place leases, net	$112,334	$130,330
Above-market leases, net	40,126	46,214
Tenant relations, net	119,022	134,504
Total intangible assets, net(A)	271,482	311,048
Other assets:
Prepaid expenses	32,421	28,923
Other assets	5,766	6,293
Deposits	6,903	7,536
Deferred charges, net	5,422	6,113
Total other assets, net	$321,994	$359,913
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below- market leases, of $21.3 million and $23.0 million for the three months ended June 30, 2016 and 2015, respectively, and $40.8 million and $48.6 million for the six months ended June 30, 2016 and 2015, respectively.

5.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at June 30, 2016	Weighted-Average Interest Rate(A) at June 30, 2016	Maturity Date
Unsecured Credit Facility	$265.0	1.5%	June 2019
PNC Facility	—	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at June 30, 2016.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2016.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate plus a specified spread (0.15% at June 30, 2016), as defined in the respective facility, or (ii) LIBOR plus a specified spread (1.0% at June 30, 2016).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard & Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at June 30, 2016.

6.	Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs or assumptions such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $450.7 million and $441.5 million at June 30, 2016 and December 31, 2015, respectively, as compared to the carrying amounts of $447.5 million and $437.6 million, respectively.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,911,277	$3,147,137	$3,149,188	$3,292,723
Revolving Credit Facilities and term loans	862,711	866,867	807,185	811,666
Mortgage Indebtedness	1,164,819	1,222,427	1,183,164	1,235,139
	$4,938,807	$5,236,431	$5,139,537	$5,339,528

7.	Share-Based Compensation Plan

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

As of June 30, 2016, total unrecognized compensation related to the market metric component associated with the awards granted under the 2016 VSEP was approximately $4.8 million and is expected to be recognized over a weighted-average 6.5-year term, which includes the performance-based and time-based vesting periods.

8.	Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“OCI”) by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2015	$(6,109)	$(174)	$(6,283)
Other comprehensive income before reclassifications	376	406	782
Change in cash flow hedges reclassed to earnings(A)	344	—	344
Net current-period other comprehensive income	720	406	1,126
Balance, June 30, 2016	$(5,389)	$232	$(5,157)
(A)

Includes amortization classified in Interest Expense of $0.4 million, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s consolidated statement of operations for the six months ended June 30, 2016, which was previously recognized in Accumulated OCI.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Numerators – Basic and Diluted
Income (loss) from continuing operations	$27,647	$7,780	$61,139	$(260,228)
Plus: Gain on disposition of real estate	13,721	11,267	26,102	36,361
Plus: Income attributable to non-controlling interests	(310)	(449)	(610)	(1,322)
Less: Preferred dividends	(5,594)	(5,594)	(11,188)	(11,188)
Less: Earnings attributable to unvested shares and operating partnership units	(204)	(420)	(414)	(868)
Net income (loss) attributable to common shareholders after allocation to participating securities	$35,260	$12,584	$75,029	$(237,245)
Denominators – Number of Shares
Basic—Average shares outstanding	364,976	360,073	364,834	359,914
Effect of dilutive securities:
Stock options	342	443	346	—
Senior convertible notes	—	3,631	—	—
Diluted—Average shares outstanding	365,318	364,147	365,180	359,914
Earnings Per Share:
Basic	$0.10	$0.03	$0.21	$(0.66)
Diluted	$0.10	$0.03	$0.21	$(0.66)

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

At June 30, 2016 and 2015, the Company had 398,701 and 1,441,890 operating partnership units outstanding, respectively.  The exchange into common shares associated with operating partnership units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

Shares subject to issuance under the 2016 VSEP (Note 7) were not considered in the computation of diluted EPS for the three and six months ended June 30, 2016, as the calculation was anti-dilutive.  The 2016 VSEP was not in effect for the three and six months ended June 30, 2015.

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Common share dividends declared per share	$0.19	$0.1725	$0.38	$0.345

10.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,310	$11		$257,321
Rental operation expenses	(71,747)	(117)		(71,864)
Net operating income (loss)	185,563	(106)		185,457
Depreciation and amortization	(97,698)			(97,698)
Interest income		9,446		9,446
Other income (expense), net			$2,081	2,081
Unallocated expenses(A)			(72,756)	(72,756)
Equity in net income of joint ventures	1,117			1,117
Income from continuing operations				$27,647

	Three Months Ended June 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,283	$40		$257,323
Rental operation expenses	(73,809)	(17)		(73,826)
Net operating income	183,474	23		183,497
Depreciation and amortization	(99,300)			(99,300)
Interest income		7,211		7,211
Other income (expense), net			$2,368	2,368
Unallocated expenses(A)			(81,131)	(81,131)
Equity in net income of joint ventures	1,642			1,642
Loss on sale and change in control of interests, net	(6,507)			(6,507)
Income from continuing operations				$7,780

	Six Months Ended June 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$511,727	$17		$511,744
Rental operation expenses	(144,750)	(156)		(144,906)
Net operating income (loss)	366,977	(139)		366,838
Depreciation and amortization	(194,600)			(194,600)
Interest income		18,496		18,496
Other income (expense), net			$3,854	3,854
Unallocated expenses(A)			(148,987)	(148,987)
Equity in net income of joint ventures	15,538			15,538
Income from continuing operations				$61,139
As of June 30, 2016:
Total gross real estate assets	$9,949,961			$9,949,961
Notes receivable, net(B)		$447,074	$(399,780)	$47,294

	Six Months Ended June 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$516,053	$95		$516,148
Rental operation expenses	(150,145)	(36)		(150,181)
Net operating income	365,908	59		365,967
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(202,315)			(202,315)
Interest income		14,372		14,372
Other income (expense), net			$(1,060)	(1,060)
Unallocated expenses(A)			(167,646)	(167,646)
Equity in net income of joint ventures	1,703			1,703
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(260,228)
As of June 30, 2015:
Total gross real estate assets	$10,180,374			$10,180,374
Notes receivable, net(B)		$355,911	$(308,607)	$47,304
(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

11.	Subsequent Events

On July 11, 2016, the Company announced that Thomas F. August, a member of the Company’s Board of Directors since May 2016, was named President and Chief Executive Officer of the Company, effective immediately.  Additionally, the Executive Vice President and Chief Accounting Officer, Christa A. Vesy, was also named Interim Chief Financial Officer, effective immediately.

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of June 30, 2016, the Company’s portfolio consisted of 349 shopping centers (including 158 shopping centers owned through joint ventures) aggregating approximately 113 million total square feet of gross leasable area (“GLA”).  These properties consist of 335 shopping centers owned in the United States and 14 in Puerto Rico.  At June 30, 2016, the aggregate occupancy of the Company’s operating shopping center portfolio was 93.5% and the average annualized base rent per occupied square foot was $14.63.

For the six months ended June 30, 2016, net income attributable to common shareholders increased compared to the prior year, primarily due to $279.0 million of impairment charges recorded in 2015, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$35,464	$13,004	$75,443	$(236,377)
FFO attributable to common shareholders	$120,321	$105,039	$234,863	$118,242
Operating FFO attributable to common shareholders	$122,441	$111,396	$236,670	$218,529
Earnings per share – Diluted	$0.10	$0.03	$0.21	$(0.66)

During the first six months of 2016, the Company continued to pursue opportunities to improve its overall portfolio quality and lower its risk profile and cost of capital.  The Company’s initiatives are focused on positioning its balance sheet to perform in all market cycles.  In 2016, the Company intends to focus on the completion of its portfolio evolution, which it expects to be achieved through the sale of assets not considered to have long-term growth potential and the reinvestment of proceeds to develop/redevelop or acquire prime assets (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”), as well as lower leverage.  As outlined below, the Company’s operational and transactional activity execution in the first half was in line with its strategic objectives.

2016 Operating Results

The Company completed the disposition of $58.0 million and $418.0 million of assets for the three and six months ended June 30, 2016, respectively, of which DDR’s pro rata share of the proceeds was $58.0 million and $281.6 million, respectively.  The Company also acquired one Prime power center in Phoenix, Arizona, for $60.5 million in February 2016.  The net sale proceeds primarily were used to repay debt.

The Company continued its trend of consistent internal growth and strong operating performance in the first half of 2016, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates, a strong occupancy rate and the achievement of double-digit rental spreads on new leases.

●

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2015, the Company had 841 leases expiring in 2016, with an average base rent per square foot of $15.64.  For the comparable leases executed in the first six months of 2016, the Company generated positive leasing spreads on a pro rata basis of 22.5% for new leases and 7.8% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

The Company leased approximately 4.3 million square feet in the first six months of 2016, including 218 new leases and 421 renewals for a total of 639 leases.  The remaining 2016 lease expirations at June 30, 2016, aggregated approximately 1.8 million square feet of GLA as compared to 4.8 million square feet of GLA as of December 31, 2015.  The remaining 1.8 million square feet represents approximately 38.0% of total annualized base rent of 2016 expiring leases as of December 31, 2015.

●

For new leases executed during the first six months of 2016, the Company estimates it will expend a weighted-average cost of $4.45 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.89 for leases executed in 2015.  The Company generally does not expend a significant amount of capital on lease renewals.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.63 at June 30, 2016, as compared to $14.48 at December 31, 2015 and $14.09 at June 30, 2015.
●	The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 93.5% at June 30, 2016 as compared to 93.3% at December 31, 2015, and 92.8% at June 30, 2015.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2015, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2016	2015	$ Change
Base and percentage rental revenues	$179,718	$180,735	$(1,017)
Recoveries from tenants	61,376	62,021	(645)
Fee and other income	16,227	14,567	1,660
Total revenues	$257,321	$257,323	$(2)

	Six Months
	Ended June 30,
	2016	2015	$ Change
Base and percentage rental revenues(A)	$359,021	$362,817	$(3,796)
Recoveries from tenants(B)	122,975	126,101	(3,126)
Fee and other income(C)	29,748	27,230	2,518
Total revenues	$511,744	$516,148	$(4,404)

(A)	The decrease was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$8.4
Comparable Portfolio Properties	7.5
Development or redevelopment properties	1.4
Disposition of shopping centers	(21.6)
Straight-line rents	0.5
Total	$(3.8)

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio June 30,		Wholly-Owned Shopping Centers(1) June 30,		Joint Venture Shopping Centers June 30,
	2016	2015	2016	2015	2016	2015
Centers owned	349	401	191	216	158	185
Aggregate occupancy rate	93.5%	92.8%	93.6%	93.2%	93.4%	92.1%
Average annualized base rent per occupied square foot(1)	$14.63	$14.09	$14.95	$14.45	$14.09	$13.47
(1)

For the six months ended June 30, 2016 and 2015, the Comparable Portfolio Properties’ aggregate occupancy rate was 94.4% and 93.5%, respectively and the average annualized base rent per occupied square foot was $15.14 and $14.41, respectively.  The increase in the average annualized base rent per occupied square foot primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from asset sales into the acquisition of Prime power centers (see Strategic Transaction Activity), as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition properties.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 94.1% and 93.6% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2016 and 2015, respectively.  The overall increase in the recovery percentage from tenants primarily was attributable to the disposition of assets with lower recovery rates and an increase in the overall occupancy of the portfolio.

(C)	Composed of the following (in millions):

	Six Months
	Ended June 30,
	2016	2015	$ Change
Management, development and other fee income(1)	$19.6	$16.5	$3.1
Ancillary and other property income	8.6	8.8	(0.2)
Lease termination fees	1.5	1.6	(0.1)
Other	—	0.3	(0.3)
	$29.7	$27.2	$2.5
(1)

The Company recorded additional asset management fee income of $3.1 million in the second quarter of 2016 related to an amendment of the provisions in the management agreement for one joint venture.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  One of the Company’s joint venture partners intends to dispose of its investments that include 55 assets under DDR’s management in connection with the joint venture’s July 2017 debt maturity.  This disposition is expected to have a significant impact on the amount of management fees recorded in 2017.  The Company estimates it earns fees between $10 and $12 million annually from this joint venture.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2016	2015	$ Change
Operating and maintenance	$34,588	$36,029	$(1,441)
Real estate taxes	37,276	37,797	(521)
General and administrative	18,499	19,271	(772)
Depreciation and amortization	97,698	99,300	(1,602)
	$188,061	$192,397	$(4,336)

	Six Months
	Ended June 30,
	2016	2015	$ Change
Operating and maintenance(A)	$71,096	$74,755	$(3,659)
Real estate taxes(A)	73,810	75,426	(1,616)
Impairment charges(B)	—	279,021	(279,021)
General and administrative(C)	36,375	37,866	(1,491)
Depreciation and amortization(A)	194,600	202,315	(7,715)
	$375,881	$669,383	$(293,502)

(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.0	$1.7	$5.2
Comparable Portfolio Properties	0.3	1.4	(3.3)
Development or redevelopment properties	0.3	—	(1.6)
Disposition of shopping centers	(5.3)	(4.7)	(8.0)
	$(3.7)	$(1.6)	$(7.7)

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets becoming fully amortized in 2015, offset primarily by the write-off of intangible assets associated with certain tenant bankruptcies.

(B)	The Company recorded impairment charges during 2015 related to 25 operating shopping centers and five parcels of land previously held for future development.

(C)

General and administrative expenses were approximately 4.7% and 4.8% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed assets, for the six months ended June 30, 2016 and 2015. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Upon adoption of the leasing standard in 2019, the Company expects that certain general and administrative expenses that are capitalized in 2016 may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2016	2015	$ Change
Interest income	$9,446	$7,211	$2,235
Interest expense	(54,012)	(61,287)	7,275
Other income (expense), net	2,081	2,368	(287)
	$(42,485)	$(51,708)	$9,223

	Six Months
	Ended June 30,
	2016	2015	$ Change
Interest income(A)	$18,496	$14,372	$4,124
Interest expense(B)	(111,909)	(124,307)	12,398
Other income (expense), net(C)	3,854	(1,060)	4,914
	$(89,559)	$(110,995)	$21,436
(A)

The increase in the amount of interest income recognized in the first half of 2016 primarily is due to the increase in the composition of the preferred equity investments in the unconsolidated joint ventures with the Blackstone Group L.P. (“Blackstone”).  The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Six Months
	Ended June 30,
	2016	2015
Weighted-average loan receivable outstanding (in millions)	$436.3	$348.2
Weighted-average interest rate	8.5%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2016	2015
Weighted-average debt outstanding (in billions)	$5.0	$5.3
Weighted-average interest rate	4.5%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion in 2015, fair market value of adjustments and debt issuance costs) at June 30, 2016 and 2015, was 4.3% and 4.4%, respectively.  The change in the weighted-average debt outstanding and weighted-average interest rate was the result of the Company’s disposition of assets with proceeds applied to repay outstanding indebtedness, as well as the focus on the repayment of higher interest rate debt.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.7 million and $1.9 million for the three and six months ended June 30, 2016, respectively, as compared to $1.6 million and $3.2 million, respectively, for the comparable periods in 2015.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year-over-year.

(C)	Other income (expense), net was composed of the following (in millions):

	Six Months
	Ended June 30,
	2016	2015
Other income (primarily insurance recovery), net	$3.9	$(0.2)
Debt extinguishment costs, net	—	(0.9)
	$3.9	$(1.1)

Other Items (in thousands)

	Three Months
	Ended June 30,
	2016	2015	$ Change
Equity in net income of joint ventures	$1,117	$1,642	$(525)
Loss on sale and change in control of interests, net	—	(6,507)	6,507
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(245)	(573)	328

	Six Months
	Ended June 30,
	2016	2015	$ Change
Equity in net income of joint ventures(A)	$15,538	$1,703	$13,835
Gain on sale and change in control of interests, net	—	7,772	(7,772)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(B)	(703)	(5,473)	4,770

(A)

The increase in equity in net income of joint ventures for the six months ended June 30, 2016, compared to the prior-year period, primarily was a result of the sale of 11 assets by one unconsolidated joint venture in the first quarter of 2016, of which the Company’s share of the gain was $13.5 million.  The sale of properties by one of the Company’s joint ventures or the liquidation of a joint venture’s assets could significantly impact the amount of income or loss recognized in future periods.

(B)	The decrease in tax expense primarily is a result of a 2015 tax restructuring related to the Company’s assets in Puerto Rico.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three Months
	Ended June 30,
	2016	2015	$ Change
Gain on disposition of real estate, net	$13,721	11,267	2,454
Income attributable to non-controlling interests, net	(310)	(449)	139
Net income attributable to DDR	41,058	18,598	22,460

	Six Months
	Ended June 30,
	2016	2015	$ Change
Gain on disposition of real estate, net(A)	$26,102	36,361	(10,259)
Income attributable to non-controlling interests, net	(610)	(1,322)	712
Net income (loss) attributable to DDR(B)	86,631	(225,189)	311,820

(A)

During the first half of 2016, the Company sold eight properties and additional non-income producing assets for total proceeds of $247.5 million.  These sales have not been classified as discontinued operations in the financial statements as these sales do not represent a strategic shift in the Company’s business plan.

(B)

The increase in net income attributable to DDR for the six months ended June 30, 2016, compared to the prior-year comparable period, primarily was due to impairment charges recorded in 2015 triggered by an acceleration of the Company’s asset disposition plans, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

NON-GAAP FINANCIAL MEASURES

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs.  FFO and Operating FFO are frequently used by the real estate industry, including securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of depreciable real estate property and related investments, which are presented net of taxes, (iii) impairment charges on depreciable real estate property and related investments and (iv) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

The Company believes that certain gains and charges recorded in its operating results are not comparable or reflective of its core operating performance.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains on the sale of and/or change in control of interests, gains/losses on the sale of non-depreciable real estate, impairments of non-depreciable real estate, gains/losses on the early extinguishment of debt, transaction costs and other restructuring type costs.  The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements.  The adjustment for these charges and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO.  Additionally, the Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its condensed consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three Months
	Ended June 30,
	2016	2015	$ Change
FFO attributable to common shareholders	$120.3	$105.0	$15.3
Operating FFO attributable to common shareholders	122.4	111.4	11.0

	Six Months
	Ended June 30,
	2016	2015	$ Change
FFO attributable to common shareholders(A)	$234.9	$118.2	$116.7
Operating FFO attributable to common shareholders(B)	236.7	218.5	18.2

(A)

The increase in FFO for the six months ended June 30, 2016, compared to the comparable period in 2015, primarily was due to impairment charges of non-depreciable assets recorded in 2015, the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

(B)	The increase in Operating FFO for the six months ended June 30, 2016, compared to the comparable period in 2015, primarily was due to the same factors impacting FFO.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$35.5	$13.0	$75.4	$(236.4)
Depreciation and amortization of real estate investments	95.6	97.2	190.5	198.1
Equity in net income of joint ventures	(1.1)	(1.6)	(15.5)	(1.7)
Joint ventures' FFO(A)	6.4	7.5	12.6	14.5
Non-controlling interests (OP Units)	0.1	0.2	0.2	0.5
Impairment of depreciable real estate assets	—	—	—	179.7
Gain on disposition of depreciable real estate	(16.2)	(11.3)	(28.3)	(36.5)
FFO attributable to common shareholders	120.3	105.0	234.9	118.2
Non-operating items, net(B)	2.1	6.4	1.8	100.3
Operating FFO attributable to common shareholders	$122.4	$111.4	$236.7	$218.5

(A)

At June 30, 2016 and 2015, the Company had an economic investment in unconsolidated joint venture interests related to 157 and 184 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to unconsolidated joint ventures	$(4.9)	$(2.0)	$42.4	$(14.0)
Depreciation and amortization of real estate investments	49.0	51.5	98.0	108.2
Impairment of depreciable real estate assets	—	—	—	0.4
(Gain) loss on disposition of depreciable real estate, net	(0.1)	1.4	(53.6)	1.6
FFO	$44.0	$50.9	$86.8	$96.2
FFO at DDR's ownership interests	$6.4	$7.5	$12.6	$14.5
Operating FFO at DDR's ownership interests(B)	$6.4	$7.5	$12.6	$14.5

Other Data:
Straight-line rental revenue	$0.7	$1.0	$1.6	$2.0
DDR's proportionate share	0.1	—	0.1	—

(B)	Amounts are described in the Operating FFO Adjustments section below.

Operating FFO Adjustments

The Company’s adjustments to arrive at Operating FFO are composed of the following for the three and six months ended June 30, 2016 and 2015 (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Impairment charges – non-depreciable assets	$—	$—	$—	$99.3
Executive separation charges	—	1.7	—	2.3
Transaction, debt extinguishment, litigation, other, net(A)	—	(1.9)	—	1.5
Loss (gain) on sale and change in control of interests, net	—	6.5	—	(7.8)
Tax expense (primarily Puerto Rico restructuring), net	(0.3)	—	(0.3)	4.4
Loss on disposition of non-depreciable real estate, net	2.4	0.1	2.1	0.6
Total adjustments from FFO to Operating FFO	2.1	6.4	1.8	100.3
FFO attributable to common shareholders	120.3	105.0	234.9	118.2
Operating FFO attributable to common shareholders	$122.4	$111.4	$236.7	$218.5

(A)	Amounts included in other income/expense as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Debt extinguishment costs, net	$—	$(2.4)	$—	$0.9
Transaction and other (income) expense, net	—	0.5	—	0.6
	$—	$(1.9)	$—	$1.5

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to strategically allocate cash flow from operating and financing activities in order to strengthen its balance sheet and reduce risk, finance strategic investments and improve its financial flexibility.  The Company periodically evaluates opportunities to further strengthen its financial position for strategic reasons, which may include: repurchasing or refinancing long-term debt, issuing and selling additional debt or equity securities, obtaining credit facilities from lenders and/or disposing of assets.

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 100 basis points at June 30, 2016, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of June 30, 2016, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2016 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at June 30, 2016 (in millions):

Cash and Cash Equivalents	$18.0
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(265.0)
Letters of credit	(1.1)
Borrowing capacity available	$533.9

The Company has a $250 million continuous equity program.  At July 27, 2016, the Company had $234.6 million available for the future issuance of common shares under that program.

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

At June 30, 2016, the Company’s 2016 debt maturities consisted of $112.6 million of consolidated mortgage debt.  The Company expects to fund these obligations from the utilization of its Revolving Credit Facilities, proceeds from asset sales and/or cash flow from operations.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

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

Unconsolidated Joint Ventures

The Company’s unconsolidated joint ventures have $641.2 million of debt maturing in 2016, of which the Company’s proportionate share is $32.1 million.  The Company expects the joint ventures to refinance, including through options to extend, these obligations.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2016	2015
Cash flow provided by operating activities	$232,716	$208,873
Cash flow provided by (used for) investing activities	106,111	(63,656)
Cash flow used for financing activities	(343,265)	(141,050)

Changes in cash flow for the six months ended June 30, 2016, compared to the prior-year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities increased $23.8 million primarily due to the following:

•	Increase of $16.8 million due to Puerto Rico tax restructuring costs paid in 2015 and
•	Increases from assets acquired from the date of acquisition along with the continued growth in operating performance of the Company’s core assets, offset by asset dispositions.

Investing Activities:  Cash provided by investing activities increased $169.8 million primarily due to the following:

•	Increase of $85.1 million from higher consolidated asset dispositions in 2016 and
•	Increase of $87.4 million due to reduced real estate acquisitions and development spending in 2016.

Financing Activities:  Cash used for financing activities increased $202.2 million primarily due to the following:

•	Increase of $14.4 million due to higher quarterly dividend payments and
•	Increase of $195.8 million from the net repayment of outstanding indebtedness.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $150.2 million for the six months ended June 30, 2016, as compared to $135.7 million for the same period in 2015.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first half of 2016.

The Company declared a quarterly dividend of $0.19 per common share for each of the first two quarters of 2016.  The Board of Directors of the Company expects to continue to monitor the 2016 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

Dispositions

During the six months ended June 30, 2016, the Company sold eight shopping center properties, aggregating 1.8 million square feet, plus non-income producing assets for an aggregate sales price of $247.5 million.  The Company recorded a net gain of $26.1 million.  In addition, one of the Company’s unconsolidated joint ventures sold 11 assets generating gross proceeds of $170.5 million, of which the Company’s proportionate share was $34.1 million.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At June 30, 2016, the $2.1 billion of Land primarily consisted of land that is part of the Company’s operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 147 acres of this land, which has a recorded cost basis of approximately $20 million, is available for future development.

Included in Construction in Progress and Land at June 30, 2016, were $44 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In 2015, the Company determined it would no longer pursue the development of certain of these assets.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has, at June 30, 2016, invested approximately $272 million in various consolidated active development and redevelopment projects and expects to bring at least $190 million of investments in service in 2016 on a net basis, after deducting sales proceeds from outlot sales.

At June 30, 2016, the Company had one significant consolidated development project, which was as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at June 30, 2016
Guilford Commons (New Haven, Connecticut)	4Q15	130	$69	$69	$67

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  The Company sold its major redevelopment asset in Pasadena, California, in January 2016 for a net gain that had net costs incurred of $20.7 million at the time of sale.  At June 30, 2016, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2016
The Pike Outlets (Long Beach, California)	3Q15	$66	$52
Sycamore Crossing (Cincinnati, Ohio)	2Q17	30	14
Belgate (expansion) (Charlotte, North Carolina)	4Q17	25	15
Bermuda Square (Chester, Virginia)	4Q17	19	13
Plaza del Sol (expansion) (Bayamon, Puerto Rico)	4Q17	12	2
Other Redevelopments	N/A	100	33
Total		$252	$129

For redevelopment assets completed in 2016, the assets placed in service were completed at a cost of approximately $118 per square foot, excluding The Pike Outlets, which is a larger scale project (completed at a cost of approximately $309 per square foot).

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.  The Company also had a preferred equity investment of $391.9 million plus $8.3 million of accrued interest at June 30, 2016, with an annual interest rate of 8.5% due from its joint ventures with Blackstone.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.1 billion and $3.2 billion at June 30, 2016 and 2015, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At June 30, 2016, the Company’s capitalization consisted of $5.0 billion of debt, $350.0 million of preferred shares and $6.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $18.14, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2016), resulting in a debt to total market capitalization ratio of 0.41 to 1.0, as compared to the ratio of 0.47 to 1.0 at June 30, 2015.  The closing price of the common shares on the New York Stock Exchange was $15.46 at June 30, 2015.  The Company’s total debt consisted of the following (in billions):

	June 30,
	2016	2015
Fixed-rate debt(A)	$4.0	$4.4
Variable-rate debt	1.0	0.8
	$5.0	$5.2

(A)

Includes $77.7 million and $79.3 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2016 and 2015, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2016, the Company’s 2016 debt maturities consisted of $112.6 million of consolidated mortgage debt.  The Company expects to fund these obligations from utilization of its Revolving Credit Facilities, proceeds from asset sales and/or cash flow from operations.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $25.8 million for its consolidated properties at June 30, 2016.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At June 30, 2016, the Company had letters of credit outstanding of $31.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2016, the Company had purchase order obligations, typically payable within one year, aggregating approximately $11.1 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for the remainder of 2016 and 2017.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was over four million square feet of space for new leases and renewals for the first six months of 2016, as well as 11 million square feet of space for new leases and renewals for the year ended December 31, 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.5%, Bed Bath & Beyond at 3.1% and Walmart at 3.0%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies, Target and Bed Bath & Beyond) have been rapidly growing their omni-channel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at June 30, 2016, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2015).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.5% at June 30, 2016, 93.3% at December 31, 2015, and 92.8% at June 30, 2015.  The total portfolio average annualized base rent per occupied square foot was $14.63 at June 30, 2016, as compared to $14.48 at December 31, 2015, and $14.09 at June 30, 2015.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime power centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the second quarter of 2016 was only $4.45 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.6% of the Company’s annualized consolidated revenues for its portfolio at 100% and 5.9% of Company-owned GLA at June 30, 2016.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies, PetSmart and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). The Company is regularly monitoring developments in Puerto Rico and routinely re-evaluates its strategic objectives and options with respect to its assets in Puerto Rico.

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

•

The Company may not complete development or redevelopment projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn, resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

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

•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•

The Company’s board of directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions, the success of the Company’s capital recycling strategy, and the recent management transition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, (adjusted to reflect the $77.7 million and $78.5 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8%, at June 30, 2016 and December 31, 2015), is summarized as follows:

	June 30, 2016				December 31, 2015
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,998.8	4.9	4.9%	81.0%	$4,254.5	5.1	5.2%	82.8%
Variable-Rate Debt	$940.0	1.3	1.6%	19.0%	$885.0	1.7	1.6%	17.2%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at June 30, 2016 and December 31, 2015, is summarized as follows:

	June 30, 2016				December 31, 2015
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,067.1	$336.7	2.0	5.4%	$2,185.7	$356.5	2.4	5.3%
Variable-Rate Debt	$1,051.8	$88.5	1.7	2.2%	$991.9	$85.4	2.2	2.0%

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At June 30, 2016 and December 31, 2015, the interest rate on the Company’s $77.7 million and $78.5 million consolidated floating rate debt, respectively, was swapped to a fixed rate.  At June 30, 2016 and December 31, 2015, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to a fixed rate.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $77.7 million and $78.5 million of variable-rate debt that was swapped to a fixed rate at June 30, 2016 and December 31, 2015, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at June 30, 2016 and December 31, 2015, is summarized as follows (in millions):

	June 30, 2016					December 31, 2015
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,998.8	$4,293.7	(A)	$4,121.8	(B)	$4,254.5	$4,451.5	(A)	$4,271.3	(B)
Company's proportionate share of joint venture fixed-rate debt	$336.7	$349.4		$343.3		$356.5	$367.8		$360.0

(A)	Includes the fair value of Swaps, which was a liability of $2.1 million and $2.5 million, at June 30, 2016 and December 31, 2015, respectively.

(B)	Includes the fair value of Swaps, which was a liability $1.2 million, at June 30, 2016 and December 31, 2015.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2016, would result in an increase in interest expense of approximately $4.7 million for the Company and $0.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2016.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2016, the Company had no other material exposure to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
April 1–30, 2016	2,181	$17.75	—	—
May 1–31, 2016	59	17.49	—	—
June 1–30, 2016	8,589	18.04	—	—
Total	10,829	$17.98	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Employment Agreement, dated as of May 20, 2016, by and between DDR Corp. and David J. Oakes

10.2	Form of Performance-Based Restricted Share Units/Performance Shares Agreement

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2

Certification of interim chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 , (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015, (iv) Consolidated Statement of Equity for the Six Months Ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 2, 2016

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference
10	10.1	Employment Agreement, dated as of May 20, 2016, by and between DDR Corp. and David J. Oakes	Filed herewith

10	10.2	Form of Performance-Based Restricted Share Units/Performance Shares Agreement	Filed herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002

			Filed herewith

32	32.2

Certification of interim chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002

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