Form 10-Q
period 2016-09-30
DDR CORP
filed 2016-11-04
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 366,266,652 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets
Land	$2,122,070	$2,184,145
Buildings	6,890,141	6,965,632
Fixtures and tenant improvements	773,664	743,037
	9,785,875	9,892,814
Less: Accumulated depreciation	(2,174,268)	(2,062,899)
	7,611,607	7,829,915
Construction in progress and land	125,557	235,385
Total real estate assets, net	7,737,164	8,065,300
Investments in and advances to joint ventures	460,609	467,732
Cash and cash equivalents	20,658	22,416
Restricted cash	12,696	10,104
Accounts receivable, net	127,249	129,089
Notes receivable, net	44,823	42,534
Other assets, net	317,817	359,913
	$8,721,016	$9,097,088
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,912,247	$3,149,188
Unsecured term loan	398,284	397,934
Revolving credit facilities	310,000	210,000
	3,620,531	3,757,122
Secured indebtedness:
Secured term loan	199,694	199,251
Mortgage indebtedness	1,146,154	1,183,164
	1,345,848	1,382,415
Total indebtedness	4,966,379	5,139,537
Accounts payable and other liabilities	398,829	425,478
Dividends payable	75,158	68,604
Total liabilities	5,440,366	5,633,619
Commitments and contingencies
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 365,943,846 and 365,292,314 shares issued at September 30, 2016 and December 31, 2015, respectively	36,594	36,529
Additional paid-in capital	5,480,292	5,466,511
Accumulated distributions in excess of net income	(2,590,837)	(2,391,793)
Deferred compensation obligation	15,332	15,537
Accumulated other comprehensive loss	(4,484)	(6,283)
Less: Common shares in treasury at cost: 932,504 and 945,268 shares at September 30, 2016 and December 31, 2015, respectively	(14,826)	(15,316)
Total DDR shareholders' equity	3,272,071	3,455,185
Non-controlling interests	8,579	8,284
Total equity	3,280,650	3,463,469
	$8,721,016	$9,097,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2016	2015
Revenues from operations:
Minimum rents	$177,844	$180,523
Percentage and overage rents	1,193	835
Recoveries from tenants	59,743	61,915
Fee and other income	15,020	13,862
	253,800	257,135
Rental operation expenses:
Operating and maintenance	31,269	35,963
Real estate taxes	36,900	37,385
Impairment charges	104,877	—
General and administrative	18,785	17,596
Depreciation and amortization	95,451	97,155
	287,282	188,099
Other income (expense):
Interest income	9,304	7,331
Interest expense	(53,940)	(58,217)
Other income (expense), net	(384)	(240)
	(45,020)	(51,126)
(Loss) income before earnings from equity method investments and other items	(78,502)	17,910
Equity in net (loss) income of joint ventures	(1,457)	648
Loss on sale and change in control of interests, net	(1,087)	—
(Loss) income before tax expense	(81,046)	18,558
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(398)	(528)
(Loss) income from continuing operations	(81,444)	18,030
Gain on disposition of real estate, net	21,368	41,793
Net (loss) income	$(60,076)	$59,823
Income attributable to non-controlling interests, net	(284)	(268)
Net (loss) income attributable to DDR	$(60,360)	$59,555
Preferred dividends	(5,594)	(5,594)
Net (loss) income attributable to common shareholders	$(65,954)	$53,961

Per share data:
Basic	$(0.18)	$0.15
Diluted	$(0.18)	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2016	2015
Revenues from operations:
Minimum rents	$533,275	$540,583
Percentage and overage rents	4,783	3,592
Recoveries from tenants	182,718	188,016
Fee and other income	44,768	41,092
	765,544	773,283
Rental operation expenses:
Operating and maintenance	102,365	110,718
Real estate taxes	110,710	112,811
Impairment charges	104,877	279,021
General and administrative	55,160	55,462
Depreciation and amortization	290,051	299,470
	663,163	857,482
Other income (expense):
Interest income	27,800	21,703
Interest expense	(165,849)	(182,524)
Other income (expense), net	3,470	(1,300)
	(134,579)	(162,121)
Loss before earnings from equity method investments and other items	(32,198)	(246,320)
Equity in net income of joint ventures	14,081	2,351
(Loss) gain on sale and change in control of interests, net	(1,087)	7,772
Loss before tax expense	(19,204)	(236,197)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,101)	(6,001)
Loss from continuing operations	(20,305)	(242,198)
Gain on disposition of real estate, net	47,470	78,154
Net income (loss)	$27,165	$(164,044)
Income attributable to non-controlling interests, net	(894)	(1,590)
Net income (loss) attributable to DDR	$26,271	$(165,634)
Preferred dividends	(16,781)	(16,781)
Net income (loss) attributable to common shareholders	$9,490	$(182,415)

Per share data:
Basic	$0.02	$(0.51)
Diluted	$0.02	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(60,076)	$59,823	$27,165	$(164,044)
Other comprehensive income (loss):
Foreign currency translation	(103)	(1,153)	572	(1,372)
Change in fair value of interest-rate contracts	574	97	950	417
Change in cash flow hedges reclassed to earnings	172	172	516	1,001
Total other comprehensive income (loss)	643	(884)	2,038	46
Comprehensive (loss) income	$(59,433)	$58,939	$29,203	$(163,998)
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net income	(284)	(268)	(894)	(1,590)
Foreign currency translation	29	359	(239)	644
Total comprehensive (income) loss attributable to non-controlling interests	(255)	91	(1,133)	(946)
Total comprehensive (loss) income attributable to DDR	$(59,688)	$59,030	$28,070	$(164,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2015	$350,000	$36,529	$5,466,511	$(2,391,793)	$15,537	$(6,283)	$(15,316)	$8,284	$3,463,469
Issuance of common shares related to stock plans	—	65	9,031	—	—	—	1,583	—	10,679
Issuance of restricted stock	—	—	(706)	—	874	—	(168)	—	—
Vesting of restricted stock	—	—	3,624	—	(1,079)	—	(925)	—	1,620
Stock-based compensation	—	—	1,832	—	—	—	—	—	1,832
Distributions to non-controlling interests	—	—	—	—	—	—	—	(838)	(838)
Dividends declared-common shares	—	—	—	(208,534)	—	—	—	—	(208,534)
Dividends declared-preferred shares	—	—	—	(16,781)	—	—	—	—	(16,781)
Comprehensive income	—	—	—	26,271	—	1,799	—	1,133	29,203
Balance, September 30, 2016	$350,000	$36,594	$5,480,292	$(2,590,837)	$15,332	$(4,484)	$(14,826)	$8,579	$3,280,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$27,165	$(164,044)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	290,051	299,470
Stock-based compensation	5,444	6,415
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	1,605	(6,088)
Accretion of convertible debt discount	—	8,938
Equity in net income of joint ventures	(14,081)	(2,351)
Net gain on sale and change in control of interests	1,087	(7,772)
Operating cash distributions from joint ventures	5,921	5,824
Gain on disposition of real estate	(47,470)	(78,154)
Impairment charges	104,877	279,021
Change in notes receivable accrued interest	(7,937)	(6,035)
Change in restricted cash	(1,052)	548
Net change in accounts receivable	81	(1,689)
Net change in accounts payable and accrued expenses	(3,045)	(2,603)
Net change in other operating assets and liabilities	(12,665)	(30,579)
Total adjustments	322,816	464,945
Net cash flow provided by operating activities	349,981	300,901
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(145,975)	(105,846)
Real estate developed and improvements to operating real estate	(134,810)	(231,963)
Proceeds from disposition of real estate	296,224	293,130
Distributions from unconsolidated joint ventures	22,307	12,115
Equity contributions to joint ventures	(1,452)	(277)
Issuance of notes receivable	(6,801)	—
Repayment of notes receivable	4,934	9,397
Change in restricted cash	(1,551)	(31,093)
Net cash flow provided by (used for) investing activities	32,876	(54,537)
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	100,000	367,371
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	—	491,972
Repayment of senior notes	(240,000)	(152,996)
Proceeds from unsecured term loan	—	300,000
Repayment of term loans and mortgage debt	(33,089)	(1,047,734)
Payment of debt issuance costs	(41)	(4,559)
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	8,105	2,811
Distributions to non-controlling interests and redeemable operating partnership units	(830)	(6,065)
Dividends paid	(218,762)	(197,218)
Net cash flow used for financing activities	(384,617)	(246,418)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(1,760)	(54)
Effect of exchange rate changes on cash and cash equivalents	2	157
Cash and cash equivalents, beginning of year	22,416	20,937
Cash and cash equivalents, end of period	$20,658	$21,040

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810):  Amendments to the Consolidation Analysis on January 1, 2016, and reassessed its consolidated and unconsolidated joint ventures under the new standard.  Based on the revised guidance, the Company identified three unconsolidated joint ventures included in the Company’s joint venture investments that, under the new standard, are considered VIEs for which the Company is not the primary beneficiary.  These joint ventures were formed to invest in and own real estate assets.  Each of these joint ventures was deemed to be a VIE under the new guidance as the Company (the non-managing member) does not have substantive kick-out or participating rights in these entities.  The Company determined that it was not the primary beneficiary of these VIEs as the entities’ managing members have the power to direct the activities of the respective entity that most significantly impact the entity’s economic performance.  The Company’s maximum exposure to losses associated with the Company’s VIEs is primarily limited to its aggregate investment, which was $416.3 million and $412.4 million as of September 30, 2016, and December 31, 2015, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2016	2015
Accounts payable related to construction in progress	$15.8	$43.9
Dividends declared	75.2	68.1
Mortgages assumed from acquisitions	—	33.7
Redemption of OP Units	—	18.3
Elimination of a previously held equity interest	—	1.4

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Management and other fee income	$8.5	$8.2	$28.2	$24.7
Ancillary and other property income	4.8	4.7	13.4	13.5
Lease termination fees	1.7	0.7	3.2	2.3
Other	—	0.3	—	0.6
Total fee and other income	$15.0	$13.9	$44.8	$41.1

New Accounting Standards To Be Adopted

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC Topic No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits.  In addition, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  The lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted.  This standard could have a significant impact on the Company’s consolidated financial statements as the Company has ground lease agreements, in which it could be either a lessor or lessee, at many of its shopping centers.  The Company is currently assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements and has not decided upon the method of adoption.

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

Business Combinations

In September 2015, the FASB issued guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  The guidance is effective for public companies for fiscal years beginning after December 15, 2016.  Early adoption is permitted.  Application of the guidance is prospective.  The Company is assessing the impact, if any, the adoption of this standard will have on its consolidated financial statements.

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

Transition to Equity Method Accounting

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained.  Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest.  For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss previously recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method.  ASU No. 2016-07 should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company does not expect that the adoption of this standard will have any material impact on its consolidated financial statements.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective for periods beginning after December 15, 2017 and shall be applied retrospectively where practicable.  Early adoption is permitted.  The Company is in the process of evaluating the impact the adoption of ASU 2016-15 will have on its consolidated statements of cash flows.

2.Investments in and Advances to Joint Ventures

At September 30, 2016 and December 31, 2015, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 155 and 168 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2016	December 31, 2015
Condensed Combined Balance Sheets
Land	$1,296,413	$1,343,889
Buildings	3,398,184	3,551,227
Fixtures and tenant improvements	198,657	191,581
	4,893,254	5,086,697
Less: Accumulated depreciation	(854,821)	(817,235)
	4,038,433	4,269,462
Land held for development and construction in progress	51,967	52,390
Real estate, net	4,090,400	4,321,852
Cash and restricted cash	76,447	58,916
Receivables, net	50,461	52,768
Other assets	268,726	318,546
	$4,486,034	$4,752,082

Mortgage debt	$3,095,354	$3,177,603
Notes and accrued interest payable to the Company	2,481	1,556
Other liabilities	216,229	219,799
	3,314,064	3,398,958
Redeemable preferred equity – DDR	402,291	395,156
Accumulated equity	769,679	957,968
	$4,486,034	$4,752,082

Company's share of accumulated equity	$95,577	$115,871
Redeemable preferred equity	402,291	395,156
Basis differentials	(37,110)	(42,402)
Deferred development fees, net of portion related to the Company's interest	(2,630)	(2,449)
Amounts payable to the Company	2,481	1,556
Investments in and Advances to Joint Ventures	$460,609	$467,732

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Condensed Combined Statements of Operations
Revenues from operations	$127,676	$126,698	$384,476	$397,364
Expenses from operations:
Operating expenses	35,547	35,438	110,176	110,494
Impairment charges	13,598	—	13,598	448
Depreciation and amortization	47,955	49,949	146,011	158,168
Interest expense	33,567	33,202	100,208	107,698
Preferred share expense	8,438	6,518	25,007	19,248
Other expense (income), net	5,829	6,309	17,959	18,503
	144,934	131,416	412,959	414,559
	(17,258)	(4,718)	(28,483)	(17,195)
Gain (loss) on disposition of real estate, net	658	(2,626)	54,255	(4,197)
Net (loss) income attributable to unconsolidated joint ventures	$(16,600)	$(7,344)	$25,772	$(21,392)
Company's share of equity in net (loss) income of joint ventures	$(1,755)	$336	$10,336	$1,406
Basis differential adjustments(A)	298	312	3,745	945
Equity in net (loss) income of joint ventures	$(1,457)	$648	$14,081	$2,351
(A)

The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

Service fees and income earned by the Company through management, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Management and other fees	$6.3	$6.5	$22.2	$19.6
Development fees and leasing commissions	2.2	1.6	5.9	4.8
Interest income	8.4	6.5	25.0	19.2

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

Disposition of Shopping Centers

In the third quarter of 2016, the BRE DDR Retail Holdings III joint venture sold two assets for an aggregate sale price of $6.6 million and recorded a gain on sale of $0.5 million.  In the first quarter of 2016, the DDR–SAU Retail Fund joint venture sold 11 assets for an aggregate sale price of $170.5 million and recorded a gain on sale of $53.4 million, of which the Company’s share was $13.5 million.

3.	Acquisitions

In the nine months ended September 30, 2016, the Company acquired the following shopping centers (in millions):

Location	Date Acquired	Purchase Price
Phoenix, AZ	February 2016	$60.5
Portland, OR	September 2016	86.3

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$27,093	N/A
Buildings	99,034	(A)
Tenant improvements	4,385	(A)
In-place leases (including lease origination costs and fair market value of leases)	14,021	5.1
Tenant relations	8,810	11.1
Other assets	146	N/A
	153,489
Less: Below-market leases	(6,967)	15.4
Less: Other liabilities assumed	(547)	N/A
Net assets acquired	$145,975

(A)	Depreciated in accordance with the Company’s policy.

The Company’s consideration of $146.0 million was paid in cash.  The costs related to the acquisition of these assets were expensed as incurred and included in Other Income (Expense), Net in the Company’s consolidated statement of operations, at September 30, 2016.  Such amounts were considered immaterial.  Included in the Company’s consolidated statements of operations are $3.6 million and $5.8 million in total revenues from the date of acquisition through September 30, 2016 and 2015, respectively, for the properties acquired in 2016 and 2015.

4.	Other Assets, Net

Other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Intangible assets:
In-place leases, net	$109,859	$130,330
Above-market leases, net	37,850	46,214
Tenant relations, net	117,923	134,504
Total intangible assets, net(A)	265,632	311,048
Other assets:
Prepaid expenses	34,593	28,923
Other assets	5,535	6,293
Deposits	6,980	7,536
Deferred charges, net	5,077	6,113
Total other assets, net	$317,817	$359,913

(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $13.9 million and $22.6 million for the three months ended September 30, 2016 and 2015, respectively, and $54.6 million and $71.2 million for the nine months ended September 30, 2016 and 2015, respectively.

5.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at September 30, 2016	Weighted-Average Interest Rate(A) at September 30, 2016	Maturity Date
Unsecured Credit Facility	$310.0	1.5%	June 2019
PNC Facility	—	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at September 30, 2016.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2016.  The Unsecured Credit Facility also allows for foreign currency-denominated borrowings.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the respective facility, or (ii) LIBOR plus a specified spread (1.0% at September 30, 2016).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard & Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2016.

6.	Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs or assumptions such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $450.0 million and $441.5 million at September 30, 2016 and December 31, 2015, respectively, as compared to the carrying amounts of $447.5 million and $437.6 million, respectively.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,912,247	$3,134,537	$3,149,188	$3,292,723
Revolving Credit Facilities and term loans	907,978	911,482	807,185	811,666
Mortgage Indebtedness	1,146,154	1,190,928	1,183,164	1,235,139
	$4,966,379	$5,236,947	$5,139,537	$5,339,528

7.	Share-Based Compensation Plan

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

Each participant has been assigned a “percentage share” of the Value Created for the performance awards, and the aggregate percentage share for all participants for the performance awards is 1.4909% if the ending share price for the applicable measurement period is $19.58 or lower.  In addition, each participant’s aggregate total share of Value Created for the performance awards is capped at an individual maximum dollar limit.  After the first measurement date, each participant may earn “performance award shares” (settled as discussed below) with an aggregate value equal to two-sixths of the participant’s percentage share of the Value Created for this award.  After each of the next three measurement dates, each participant may earn performance award shares with an aggregate value equal to three-sixths, then four-sixths and then five-sixths, respectively, of the participant’s percentage share of the Value Created for this award.  After the final measurement date (or, if earlier, upon a change in control, as defined in the 2016 VSEP), each participant may earn performance award shares with an aggregate value equal to the participant’s full percentage share of the Value Created.  In addition, for each measurement date, the number of performance award shares earned by a participant will be reduced by the number of performance award shares previously earned by the participant for prior measurement periods.

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

As of September 30, 2016, total unrecognized compensation related to the market metric component associated with the awards granted under the 2016 VSEP was approximately $3.6 million and is expected to be recognized over a weighted-average 6.25-year term, which includes the performance-based and time-based vesting periods.

8.	Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income (Loss) (“OCI”) by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2015	$(6,109)	$(174)	$(6,283)
Other comprehensive income before reclassifications	950	333	1,283
Change in cash flow hedges reclassed to earnings(A)	516	—	516
Net current-period other comprehensive income	1,466	333	1,799
Balance, September 30, 2016	$(4,643)	$159	$(4,484)
(A)

Includes amortization classified in Interest Expense of $0.6 million, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million, in the Company’s consolidated statement of operations for the nine months ended September 30, 2016, which was previously recognized in Accumulated OCI.

9.	Impairment Charges

The Company recorded impairment charges during the three and nine months ended September 30, 2016 and 2015, based on the difference between the carrying value of the assets and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Assets marketed for sale or assets sold(A)	$104.9	$—	$104.9	$179.7
Undeveloped land previously held for development(B)	—	—	—	99.3
Total impairment charges	$104.9	$—	$104.9	$279.0
(A)

In March 2015, the Company’s senior management team initiated changes to the business strategy that involved the acceleration of asset sales in connection with a portfolio quality improvement and leverage reduction initiative.  The Company recorded impairment charges at 25 operating shopping centers to be sold over a 12 to 24-month period.  In the third quarter of 2016, in conjunction with the change of the chief executive officer, the Company’s management team and board of directors decided to increase the volume of asset sales over a 12 to 18-month period beyond the level contemplated in 2015, to make accelerated progress on its more aggressive deleveraging goals.  As a result, these decisions triggered the recording of impairment charges on operating shopping centers that management identified as short-term disposition candidates.

(B)

Amounts recorded primarily were related to land previously held for future development.  The asset impairments were triggered primarily by the decision made by the Company’s senior management in March 2015 to sell the land and no longer consider development alternatives.

Items Measured at Fair Value on a Non-Recurring Basis

For a description of the Company’s methodology on determining the fair value, refer to Note 12 of the Company’s Financial Statements filed in its Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents information about the Company’s impairment charges on both financial and non-financial assets that were measured on a fair value basis for the nine months ended September 30, 2016, and the year ended December 31, 2015.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2016
Long-lived assets held and used	$—	$—	$387.7	$387.7	$104.9
December 31, 2015
Long-lived assets held and used	—	—	407.1	407.1	279.0
Unconsolidated joint venture investments	—	—	—	—	1.9

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except per square foot, which is in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
	September 30,	December 31,	Valuation	Unobservable
Description	2016	2015	Technique	Inputs	2016	2015
Impairment of consolidated assets	$9.7	$33.8	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	351.4	287.6	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	7%–10%	8%–9%
				Price per Square Foot	$15–$31	$10–$40
	26.6	51.5	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–11%	10%–14%
				Terminal Capitalization Rate	10%–12%	8%–10%
	—	34.2	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Vacant space in certain assets was valued based on a price per square foot.

10.	Earnings Per Share

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Numerators – Basic and Diluted
(Loss) income from continuing operations	$(81,444)	$18,030	$(20,305)	$(242,198)
Plus: Gain on disposition of real estate	21,368	41,793	47,470	78,154
Plus: Income attributable to non-controlling interests	(284)	(268)	(894)	(1,590)
Less: Preferred dividends	(5,594)	(5,594)	(16,781)	(16,781)
Less: Earnings attributable to unvested shares and operating partnership units	(167)	(221)	(581)	(1,075)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(66,121)	$53,740	$8,909	$(183,490)
Denominators – Number of Shares
Basic—Average shares outstanding	365,508	361,107	365,062	360,341
Effect of dilutive securities:
Stock options	—	379	320	—
Senior convertible notes	—	2,085	—	—
Diluted—Average shares outstanding	365,508	363,571	365,382	360,341
Earnings Per Share:
Basic	$(0.18)	$0.15	$0.02	$(0.51)
Diluted	$(0.18)	$0.15	$0.02	$(0.51)

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

At both September 30, 2016 and 2015, the Company had 398,701 operating partnership units outstanding.  The exchange into common shares associated with operating partnership units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive.

•

Shares subject to issuance under the 2016 VSEP (Note 7) were not considered in the computation of diluted EPS for the three and nine months ended September 30, 2016, as the calculation was anti-dilutive.  The 2016 VSEP was not in effect for the three and nine months ended September 30, 2015.

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Common share dividends declared per share	$0.19	$0.1725	$0.57	$0.5175

11.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$253,787	$13		$253,800
Rental operation expenses	(68,107)	(62)		(68,169)
Net operating income (loss)	185,680	(49)		185,631
Impairment charges	(104,877)			(104,877)
Depreciation and amortization	(95,451)			(95,451)
Interest income		9,304		9,304
Other income (expense), net			$(384)	(384)
Unallocated expenses(A)			(73,123)	(73,123)
Equity in net loss of joint ventures	(1,457)			(1,457)
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(81,444)

	Three Months Ended September 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,109	$26		$257,135
Rental operation expenses	(73,280)	(68)		(73,348)
Net operating income (loss)	183,829	(42)		183,787
Depreciation and amortization	(97,155)			(97,155)
Interest income		7,331		7,331
Other income (expense), net			$(240)	(240)
Unallocated expenses(A)			(76,341)	(76,341)
Equity in net income of joint ventures	648			648
Income from continuing operations				$18,030

	Nine Months Ended September 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$765,514	$30		$765,544
Rental operation expenses	(212,857)	(218)		(213,075)
Net operating income (loss)	552,657	(188)		552,469
Impairment charges	(104,877)			(104,877)
Depreciation and amortization	(290,051)			(290,051)
Interest income		27,800		27,800
Other income (expense), net			$3,470	3,470
Unallocated expenses(A)			(222,110)	(222,110)
Equity in net income of joint ventures	14,081			14,081
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(20,305)
As of September 30, 2016:
Total gross real estate assets	$9,911,432			$9,911,432
Notes receivable, net(B)		$447,070	$(402,247)	$44,823

	Nine Months Ended September 30, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$773,162	$121		$773,283
Rental operation expenses	(223,425)	(104)		(223,529)
Net operating income	549,737	17		549,754
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(299,470)			(299,470)
Interest income		21,703		21,703
Other income (expense), net			$(1,300)	(1,300)
Unallocated expenses(A)			(243,987)	(243,987)
Equity in net income of joint ventures	2,351			2,351
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(242,198)
As of September 30, 2015:
Total gross real estate assets	$10,155,375			$10,155,375
Notes receivable, net(B)		$357,648	$(310,218)	$47,430
(A)	Unallocated expenses consist of General and Administrative expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

12.	Subsequent Events

In October 2016, the Company sold 18 wholly-owned operating assets for an aggregate sale price of $483.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing and managing shopping centers.  In addition, the Company engages in the origination and acquisition of loans and debt securities collateralized directly or indirectly by shopping centers.  As of September 30, 2016, the Company’s portfolio consisted of 343 shopping centers (including 156 shopping centers owned through joint ventures) aggregating approximately 112 million total square feet of gross leasable area (“GLA”).  These properties consist of 329 shopping centers owned in the United States and 14 in Puerto Rico.  At September 30, 2016, the aggregate occupancy of the Company’s operating shopping center portfolio was 93.0% and the average annualized base rent per occupied square foot was $14.72.

For the nine months ended September 30, 2016, net income attributable to common shareholders increased compared to the prior year, primarily due to lower impairment charges of $104.9 million in 2016, as compared to $279.0 million recorded in 2015, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to common shareholders	$(65,954)	$53,961	$9,490	$(182,415)
FFO attributable to common shareholders	$120,137	$113,402	$355,000	$231,645
Operating FFO attributable to common shareholders	$120,636	$113,538	$357,306	$332,068
Earnings per share – Diluted	$(0.18)	$0.15	$0.02	$(0.51)

In July 2016, the Company named Thomas F. August as president and chief executive officer.  The management team, led by Mr. August, has been reevaluating its overall strategy and key objectives.  In addition, Mr. August, with input from the board of directors, is considering supplementing the current executive team.  Although management and the board of directors are in the process of finalizing an updated detailed strategic plan, the Company has identified deleveraging as one of its top priorities to further lower its risk profile and cost of capital.  At the current time, the Company expects to achieve new leverage targets through, among other options, the sale of additional assets.  As a result, during the third quarter of 2016, the management team and board of directors decided to increase the volume of asset sales and use proceeds to make accelerated progress on the Company’s deleveraging goals.  As a result of the decision to increase asset sales, the Company recorded $104.9 million in consolidated impairment charges on operating shopping centers that management identified as short-term disposition candidates at September 30, 2016.

The following is a summary of the Company’s operational and transactional activity execution in the first nine months of 2016.

The Company completed the disposition of $61.3 million and $479.2 million of assets for the three and nine months ended September 30, 2016, respectively, of which DDR’s pro rata share of the proceeds was $55.0 million and $336.6 million, respectively.  In October 2016, the Company sold 18 wholly-owned operating assets for an aggregate sale price of $483.5 million.  The Company also acquired two Prime power centers (i.e., market-dominant prime power centers located in large and supply-constrained markets, occupied by high-quality retailers with strong demographic profiles, which are referred to as “Prime”) in Phoenix, Arizona, and Portland, Oregon, valued at $146.8 million in the aggregate.  The net sale proceeds primarily were used to acquire Prime assets and repay debt.

The Company continued its trend of consistent internal growth and strong operating performance in the first nine months of 2016, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates, a strong occupancy rate and the achievement of double-digit rental spreads on new leases.

●

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2015, the Company had 841 leases expiring in 2016, with an average base rent per square foot of $15.64.  For the comparable leases executed in the first nine months of 2016, the Company generated positive leasing spreads on a pro rata basis of 22.4% for new leases and 7.1% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

●

The Company leased approximately 7.3 million square feet in the first nine months of 2016, including 302 new leases and 654 renewals for a total of 956 leases.  The Company has addressed substantially all of its 2016 lease expirations.

●

For new leases executed during the first nine months of 2016, the Company estimates it will expend a weighted-average cost of $4.73 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.89 for leases executed in 2015.  The Company generally does not expend a significant amount of capital on lease renewals.

●	The Company’s total portfolio average annualized base rent per square foot increased to $14.72 at September 30, 2016, as compared to $14.48 at December 31, 2015, and $14.23 at September 30, 2015.
●

The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 93.0% at September 30, 2016, as compared to 93.3% at December 31, 2015, and 92.8% at September 30, 2015.  The minor decrease in occupancy since the end of the prior year primarily is attributable to the unabsorbed vacancy resulting from The Sports Authority bankruptcy.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2015, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2016	2015	$ Change
Base and percentage rental revenues	$179,037	$181,358	$(2,321)
Recoveries from tenants	59,743	61,915	(2,172)
Fee and other income	15,020	13,862	1,158
Total revenues	$253,800	$257,135	$(3,335)

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Base and percentage rental revenues(A)	$538,058	$544,175	$(6,117)
Recoveries from tenants(B)	182,718	188,016	(5,298)
Fee and other income(C)	44,768	41,092	3,676
Total revenues	$765,544	$773,283	$(7,739)

(A)	The decrease was due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$11.0
Comparable Portfolio Properties	11.4
Development or redevelopment properties	2.5
Disposition of shopping centers	(30.9)
Straight-line rents	(0.1)
Total	$(6.1)

The following tables present the statistics for the Company’s operating shopping center portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio September 30,		Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers September 30,
	2016	2015	2016	2015	2016	2015
Centers owned	343	378	187	203	156	175
Aggregate occupancy rate	93.0%	92.8%	92.8%	93.3%	93.4%	92.0%
Average annualized base rent per occupied square foot(1)	$14.72	$14.23	$15.08	$14.63	$14.10	$13.53

(1)

For the nine months ended September 30, 2016 and 2015, the Comparable Portfolio Properties’ aggregate occupancy rate was 94.0% and 94.1%, respectively, and the average annualized base rent per occupied square foot was $15.21 and $14.49, respectively.  The increase in the average annualized base rent per occupied square foot primarily was due to the recycling of capital from asset sales into the acquisition of Prime power centers (see Strategic Transaction Activity), as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 94.5% and 93.6% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2016 and 2015, respectively.  The overall increase in the recovery percentage from tenants primarily was attributable to the disposition of assets with lower recovery rates.

(C)	Composed of the following (in millions):

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Management, development and other fee income(1)	$28.2	$24.7	$3.5
Ancillary and other property income	13.4	13.5	(0.1)
Lease termination fees	3.2	2.3	0.9
Other	—	0.6	(0.6)
	$44.8	$41.1	$3.7

(1)

The Company recorded additional asset management fee income of $3.1 million in the second quarter of 2016 related to an amendment of the provisions in the management agreement for one joint venture.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  One of the Company’s joint venture partners intends to dispose of its investments that include 55 assets under DDR’s management in connection with the joint venture’s July 2017 debt maturity.  This disposition is expected to have a significant impact on the amount of management fee income recorded in 2017.  The Company estimates it earns fees of approximately $12 million annually from this joint venture.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2016	2015	$ Change
Operating and maintenance	$31,269	$35,963	$(4,694)
Real estate taxes	36,900	37,385	(485)
Impairment charges	104,877	—	104,877
General and administrative	18,785	17,596	1,189
Depreciation and amortization	95,451	97,155	(1,704)
	$287,282	$188,099	$99,183

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Operating and maintenance(A)	$102,365	$110,718	$(8,353)
Real estate taxes(A)	110,710	112,811	(2,101)
Impairment charges(B)	104,877	279,021	(174,144)
General and administrative(C)	55,160	55,462	(302)
Depreciation and amortization(A)	290,051	299,470	(9,419)
	$663,163	$857,482	$(194,319)

(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.3	$2.3	$6.7
Comparable Portfolio Properties	(2.7)	2.3	(4.8)
Development or redevelopment properties	0.6	0.1	(0.2)
Disposition of shopping centers	(7.6)	(6.8)	(11.1)
	$(8.4)	$(2.1)	$(9.4)

The decrease in depreciation expense for the Comparable Portfolio Properties was attributable to assets becoming fully amortized in 2015, offset primarily by the write-off of intangible assets associated with certain tenant bankruptcies.

(B)

The Company recorded impairment charges in September 2016 related to 19 operating shopping centers as a result of a decision by senior management and the board of directors to increase the volume of asset sales over a 12 to 18-month period beyond the level contemplated in 2015 to achieve new deleveraging goals.  The impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development.  Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.

(C)

General and administrative expenses were approximately 4.8% and 4.7% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed assets, for the nine months ended September 30, 2016 and 2015.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Upon adoption of the leasing standard in 2019, the Company expects that certain general and administrative expenses that are capitalized in 2016 may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2016	2015	$ Change
Interest income	$9,304	$7,331	$1,973
Interest expense	(53,940)	(58,217)	4,277
Other income (expense), net	(384)	(240)	(144)
	$(45,020)	$(51,126)	$6,106

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Interest income(A)	$27,800	$21,703	$6,097
Interest expense(B)	(165,849)	(182,524)	16,675
Other income (expense), net(C)	3,470	(1,300)	4,770
	$(134,579)	$(162,121)	$27,542
(A)

The increase in the amount of interest income recognized in the first nine months of 2016 primarily is due to the increase in the composition of the preferred equity investments in the unconsolidated joint ventures with the Blackstone Group L.P. (“Blackstone”).  The Company had a preferred equity investment of $393.9 million plus $8.4 million of accrued interest at September 30, 2016, with an annual interest rate of 8.5% due from its joint ventures with Blackstone.  The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Nine Months
	Ended September 30,
	2016	2015
Weighted-average loan receivable outstanding (in millions)	$438.6	$348.5
Weighted-average interest rate	8.5%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2016	2015
Weighted-average debt outstanding (in billions)	$5.0	$5.3
Weighted-average interest rate	4.4%	4.9%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion in 2015, fair market value of adjustments and debt issuance costs) was 4.3% at both September 30, 2016 and 2015.  The change in the weighted-average debt outstanding and weighted-average interest rate was the result of the Company’s disposition of assets with proceeds applied to repay outstanding indebtedness, as well as the focus on the repayment of higher interest rate debt.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.7 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.9 million and $5.1 million, respectively, for the comparable periods in 2015.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year.

(C)	Other income (expense), net was composed of the following (in millions):

	Nine Months
	Ended September 30,
	2016	2015
Other income (primarily insurance recovery), net	$3.9	$(0.4)
Debt extinguishment costs, net	(0.4)	(0.9)
	$3.5	$(1.3)

Other Items (in thousands)

	Three Months
	Ended September 30,
	2016	2015	$ Change
Equity in net (loss) income of joint ventures	$(1,457)	$648	$(2,105)
Loss on sale and change in control of interests, net	(1,087)	—	(1,087)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(398)	(528)	130

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Equity in net income of joint ventures(A)	$14,081	$2,351	$11,730
(Loss) gain on sale and change in control of interests, net	(1,087)	7,772	(8,859)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(B)	(1,101)	(6,001)	4,900

(A)

The increase in equity in net income of joint ventures for the nine months ended September 30, 2016, compared to the prior-year period, primarily was a result of the sale of 11 assets by one unconsolidated joint venture in the first quarter of 2016, of which the Company’s share of the gain was $13.5 million.  This gain was partially offset by impairment charges recorded by another joint venture in September 2016, triggered by the expected sale of assets.  The Company’s share of the impairment charge was $2.7 million.  These joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The decrease in tax expense primarily is a result of a 2015 tax restructuring related to the Company’s assets in Puerto Rico.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three Months
	Ended September 30,
	2016	2015	$ Change
Gain on disposition of real estate, net	$21,368	$41,793	$(20,425)
Income attributable to non-controlling interests, net	(284)	(268)	(16)
Net (loss) income attributable to DDR	(60,360)	59,555	(119,915)

	Nine Months
	Ended September 30,
	2016	2015	$ Change
Gain on disposition of real estate, net(A)	$47,470	$78,154	$(30,684)
Income attributable to non-controlling interests, net	(894)	(1,590)	696
Net income (loss) attributable to DDR(B)	26,271	(165,634)	191,905

(A)

During the first nine months of 2016, the Company sold 13 properties and additional non-income producing assets for total gross proceeds of $302.2 million.  These sales have not been classified as discontinued operations in the financial statements as these sales do not represent a strategic shift in the Company’s business plan.

(B)

The increase in net income attributable to DDR for the nine months ended September 30, 2016, compared to the prior-year comparable period, primarily was due to lower impairment charges recorded in 2016, triggered by the Company’s asset disposition plans, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	Three Months
	Ended September 30,
	2016	2015	$ Change
FFO attributable to common shareholders	$120.1	$113.4	$6.7
Operating FFO attributable to common shareholders	120.6	113.5	7.1

	Nine Months
	Ended September 30,
	2016	2015	$ Change
FFO attributable to common shareholders(A)	$355.0	$231.7	$123.3
Operating FFO attributable to common shareholders(B)	357.3	332.1	25.2

(A)

The increase in FFO for the nine months ended September 30, 2016, compared to the comparable period in 2015, primarily was due to less impairment charges of non-depreciable assets recorded in 2016 than the prior period, the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

(B)	The increase in Operating FFO for the nine months ended September 30, 2016, compared to the comparable period in 2015, primarily was due to the same factors impacting FFO.

The Company’s reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to common shareholders	$(66.0)	$54.0	$9.5	$(182.4)
Depreciation and amortization of real estate investments	93.3	95.1	283.8	293.3
Equity in net loss (income) of joint ventures	1.4	(0.7)	(14.1)	(2.3)
Joint ventures' FFO(A)	6.6	6.6	19.2	21.1
Non-controlling interests (OP Units)	0.1	0.1	0.2	0.6
Impairment of depreciable real estate assets	104.9	—	104.9	179.7
Gain on disposition of depreciable real estate	(20.2)	(41.7)	(48.5)	(78.3)
FFO attributable to common shareholders	120.1	113.4	355.0	231.7
Impairment charges – non-depreciable assets	—	—	—	99.3
Executive separation charges	—	—	—	2.3
Transaction, debt extinguishment, litigation, other, net	0.5	0.1	0.5	1.6
Gain on sale and change in control of interests, net	—	—	—	(7.8)
Tax expense (primarily Puerto Rico restructuring), net	—	—	(0.3)	4.4
Loss on disposition of non-depreciable real estate, net	—	—	2.1	0.6
Non-operating items, net	0.5	0.1	2.3	100.4
Operating FFO attributable to common shareholders	$120.6	$113.5	$357.3	$332.1

(A)

At September 30, 2016 and 2015, the Company had an economic investment in unconsolidated joint venture interests related to 155 and 174 operating shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to unconsolidated joint ventures	$(16.6)	$(7.3)	$25.8	$(21.4)
Depreciation and amortization of real estate investments	48.0	49.9	146.0	158.2
Impairment of depreciable real estate assets	13.6	—	13.6	0.4
(Gain) loss on disposition of depreciable real estate, net	(0.7)	2.6	(54.3)	4.2
FFO	$44.3	$45.2	$131.1	$141.4
FFO at DDR's ownership interests	$6.6	$6.6	$19.2	$21.1
Operating FFO at DDR's ownership interests	$6.6	$6.6	$19.2	$21.1

Other Data:
Straight-line rental revenue	$0.7	$0.3	$2.3	$2.3
DDR's proportionate share	—	(0.1)	0.1	(0.1)

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

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under these facilities bear interest at variable rates based on LIBOR plus 100 basis points at September 30, 2016, subject to adjustment based on the Company’s current corporate credit ratings from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2016, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2016 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at September 30, 2016 (in millions):

Cash and Cash Equivalents	$20.7
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(310.0)
Letters of credit	(1.1)
Borrowing capacity available	$488.9

The Company has a $250 million continuous equity program.  At October 31, 2016, the Company had $250.0 million available for the future issuance of common shares under that program.

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

As of November 1, 2016, the Company had addressed all 2016 consolidated debt maturities.  The Company is focused on its 2017 debt maturities.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturities with the goal of executing a strategy to lower leverage, extend debt duration, and improve the Company’s credit ratings with the goal of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures

At September 30, 2016, the Company’s unconsolidated joint ventures have $641.1 million of debt maturing in 2016, of which the Company’s proportionate share is $32.1 million.  In November 2016, $4.7 million of mortgage debt was repaid.  The Company expects the joint ventures to refinance, including through options to extend, these obligations.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2016	2015
Cash flow provided by operating activities	$349,981	$300,901
Cash flow provided by (used for) investing activities	32,876	(54,537)
Cash flow used for financing activities	(384,617)	(246,418)

Changes in cash flow for the nine months ended September 30, 2016, compared to the prior-year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities increased $49.1 million primarily due to the following:

•	Increase of $16.8 million due to Puerto Rico tax restructuring costs paid in 2015,
•	Increase due to reduced interest payments and
•	Increase from assets acquired from the date of acquisition along with the continued growth in operating performance of the Company’s core assets, offset by asset dispositions.

Investing Activities:  Cash provided by investing activities increased $87.4 million primarily due to the following:

•	Increase of $88.9 million due to lower real estate acquisitions and development spending in 2016.

Financing Activities:  Cash used for financing activities increased $138.2 million primarily due to the following:

•	Increase of $21.5 million due to higher quarterly dividend payments and
•	Increase of $131.7 million from the net repayment of indebtedness.

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $225.3 million for the nine months ended September 30, 2016, as compared to $203.8 million for the same period in 2015.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first nine months of 2016.

The Company declared a quarterly dividend of $0.19 per common share for each of the first three quarters of 2016.  The Board of Directors of the Company expects to continue to monitor the 2016 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company has been following its portfolio management strategy to recycle capital from lower quality, lower growth potential assets into Prime assets located in large and supply-constrained markets occupied by high credit quality retailers, as well as to lower leverage.  Transactions are completed both on balance sheet and through off-balance sheet joint venture arrangements with top tier, well capitalized partners.

Acquisitions

During the nine months ended September 30, 2016, the Company acquired two Prime assets (Phoenix, Arizona, and Portland, Oregon) for a gross aggregate purchase price of $146.8 million.

Dispositions

In October 2016, the Company sold 18 wholly-owned operating assets for an aggregate sale price of $483.5 million.

During the nine months ended September 30, 2016, the Company sold 13 shopping center properties, aggregating 2.2 million square feet, plus non-income producing assets for an aggregate sale price of $302.2 million.  The Company recorded a net gain of $47.5 million.  In addition, two of the Company’s joint ventures sold 13 assets generating gross proceeds of $177.1 million, of which the Company’s proportionate share was $34.4 million.

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

The Company will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.  The Company will continue to closely monitor its expected spending for the remainder of 2016 and into 2017 for developments and redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture development projects in 2016.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At September 30, 2016, the $2.1 billion of Land primarily consisted of land that is part of the Company’s operating shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 128 acres of this land, which has a recorded cost basis of approximately $19 million, is available for future development.

Included in Construction in Progress and Land at September 30, 2016, were $30 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In 2015, the Company determined it would no longer pursue the development of certain of these assets.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has, at September 30, 2016, invested approximately $260 million in various consolidated active development and redevelopment projects and expects to bring at least $190 million of investments in service in 2016 on a net basis, after deducting sales proceeds from outlot sales.

At September 30, 2016, the Company had one significant consolidated development project, which was as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at September 30, 2016
Guilford Commons (New Haven, Connecticut)	4Q15	130	$69	$69	$68

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  The Company sold its major redevelopment asset in Pasadena, California, in January 2016 for a net gain that had net costs incurred of $20.7 million at the time of sale.  At September 30, 2016, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2016
The Pike Outlets (Los Angeles, California)	3Q15	$66	$52
Kenwood Square (Cincinnati, Ohio)	4Q17	31	21
Belgate (expansion) (Charlotte, North Carolina)	4Q17	24	17
Bermuda Square (Richmond, Virginia)	4Q17	19	13
Plaza del Sol (expansion) (San Juan, Puerto Rico)	4Q17	12	3
Other Redevelopments	N/A	100	33
Total		$252	$139

For redevelopment assets completed in 2016, the assets placed in service were completed at a cost of approximately $126 per square foot, excluding The Pike Outlets, which is a larger scale project (completed at a cost of approximately $309 per square foot).

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.1 billion at both September 30, 2016 and 2015 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At September 30, 2016, the Company’s capitalization consisted of $5.0 billion of debt, $350.0 million of preferred shares and $6.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $17.43, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2016), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratio of 0.47 to 1.0 at September 30, 2015.  The closing price of the common shares on the New York Stock Exchange was $15.38 at September 30, 2015.  The Company’s total debt consisted of the following (in billions):

	September 30,
	2016	2015
Fixed-rate debt(A)	$4.0	$4.2
Variable-rate debt	1.0	1.0
	$5.0	$5.2

(A)

Includes $77.3 million and $78.9 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2016 and 2015, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of November 1, 2016, the Company had addressed all of its 2016 consolidated debt maturities and continues to focus on its 2017 debt maturities.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $10.7 million for its consolidated properties at September 30, 2016.  These obligations, composed principally of construction contracts, are generally due in 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At September 30, 2016, the Company had letters of credit outstanding of $26.3 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2016, the Company had purchase order obligations, typically payable within one year, aggregating approximately $5.3 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a favorable landlord dynamic in the supply-and-demand curve for quality locations within well-positioned shopping centers.  Many retailers have aggressive store opening plans for the remainder of 2016 and 2017.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued high volume of leasing activity, which was over seven million square feet of space for new leases and renewals for the first nine months of 2016, as well as 11 million square feet of space for new leases and renewals for the year ended December 31, 2015.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of annualized consolidated revenues and the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.9%, Bed Bath & Beyond at 3.4% and Walmart at 3.2%).  Other significant tenants include Target, Kohl’s, PetSmart, Dick’s Sporting Goods, Ross Stores, Lowe’s and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies, Target and Bed Bath & Beyond) have been rapidly growing their omni-channel platform, creating positive sales growth.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at September 30, 2016, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or down-sizing of space will not adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on

Form 10-K for the year ended December 31, 2015).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.0% at September 30, 2016, 93.3% at December 31, 2015, and 92.8% at September 30, 2015.  The minor decrease in occupancy in 2016 since the end of the prior year primarily is attributable to the unabsorbed vacancy resulting from The Sports Authority bankruptcy.  The total portfolio average annualized base rent per occupied square foot was $14.72 at September 30, 2016, as compared to $14.48 at December 31, 2015, and $14.23 at September 30, 2015.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the recycling of capital from the sale of lower quality assets into the acquisition of Prime power centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the third quarter of 2016 was only $4.73 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 7.5% of the Company’s annualized consolidated revenues for its portfolio at 100% and 5.9% of Company-owned GLA at September 30, 2016.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart, TJX Companies, PetSmart and Bed Bath & Beyond) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  However, there can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).  The Company is regularly monitoring developments in Puerto Rico and routinely re-evaluates its strategic objectives and options with respect to its assets in Puerto Rico.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $77.3 million and $78.5 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8%, at September 30, 2016 and December 31, 2015) is summarized as follows:

	September 30, 2016				December 31, 2015
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,981.4	4.6	4.9%	80.2%	$4,254.5	5.1	5.2%	82.8%
Variable-Rate Debt	$985.0	1.2	1.7%	19.8%	$885.0	1.7	1.6%	17.2%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at September 30, 2016 and December 31, 2015, is summarized as follows:

	September 30, 2016				December 31, 2015
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity Years	Weighted- Average Interest Rate
Fixed-Rate Debt	$2,042.2	$331.6	1.7	5.4%	$2,185.7	$356.5	2.4	5.3%
Variable-Rate Debt	$1,053.2	$88.6	1.4	2.3%	$991.9	$85.4	2.2	2.0%

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At September 30, 2016 and December 31, 2015, the interest rate on the Company’s $77.3 million and $78.5 million consolidated floating rate debt, respectively, was swapped to a fixed rate.  At September 30, 2016 and December 31, 2015, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to a fixed rate.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $77.3 million and $78.5 million of variable-rate debt that was swapped to a fixed rate at September 30, 2016 and December 31, 2015, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2016 and December 31, 2015, is summarized as follows (in millions):

	September 30, 2016					December 31, 2015
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,981.4	$4,249.3	(A)	$4,086.0	(B)	$4,254.5	$4,451.5	(A)	$4,271.3	(B)
Company's proportionate share of joint venture fixed-rate debt	$331.6	$341.3		$336.1		$356.5	$367.8		$360.0

(A)	Includes the fair value of Swaps, which was a liability of $1.5 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $0.8 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2016, would result in an increase in interest expense of approximately $7.4 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2016.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2016, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1–31, 2016	13,299	$19.63	—	—
August 1–31, 2016	1,949	19.47	—	—
September 1–30, 2016	332	18.91	—	—
Total	15,580	$19.60	—	—

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iv) Consolidated Statement of Equity for the Nine Months Ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 4, 2016

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