Form 10-K
period 2016-12-31
DDR CORP
filed 2017-02-21
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016, was $5.6 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

366,541,648 common shares outstanding as of February 10, 2017

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2017 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

DDR Corp., an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (“REIT”), is in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  Unless otherwise provided, references herein to the Company or DDR include DDR Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed and, therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2016, the Company owned and managed approximately 106 million total square feet of gross leasable area (“GLA”).

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  In addition, the Company generates revenue from its management contracts for the unconsolidated joint venture assets, as well as interest income from notes receivable.

Financial Information About Industry Segments

See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 10, 2017, consisted of 317 shopping centers (including 152 centers owned through joint ventures) and more than 650 acres of undeveloped land (of which approximately 100 acres are owned through unconsolidated joint ventures).  The shopping centers are located in 35 states as well as Puerto Rico (14 assets).  The shopping centers and land are collectively referred to as the “Portfolio Properties.” From January 1, 2014, to February 10, 2017, the Company sold 170 shopping centers (including 70 properties owned through unconsolidated joint ventures) aggregating 25.1 million square feet of Company-owned GLA for an aggregate sales price of $2.9 billion.  From January 1, 2014, to February 10, 2017, the Company acquired 96 shopping centers (including 76 that were acquired by two unconsolidated joint ventures and nine that were acquired from unconsolidated joint ventures) aggregating 17.4 million square feet of Company-owned GLA for an aggregate purchase price of $3.3 billion.  In 2014, the Company sold its entire investment in 10 assets in Brazil for an aggregate sales price of $343.6 million.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,		Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2016	2015	2016	2015	2016	2015
Centers owned	319	367	167	198	152	169
Aggregate occupancy rate	93.3%	93.3%	93.2%	93.3%	93.4%	93.1%
Average annualized base rent per occupied square foot(A)	$15.00	$14.48	$15.54	$14.80	$14.17	$13.95
(A)

The increase in the average annualized base rent per occupied square foot primarily was due to the change in the mix of the Company’s portfolio, as well as continued leasing of the existing portfolio at positive rental spreads.

Strategy and Philosophy

The Company’s mission is to provide the most compelling shopping experience for its retail partners by owning the highest-quality portfolio of open-air shopping centers.  The Company strives to deliver attractive total shareholder return through earnings growth, a sustainable dividend and a strong balance sheet that is well-positioned through all cycles.

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors.  Although management and the Board of Directors have no present intention to materially amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

Certain of the Company’s key strategies are summarized as follows:

•

Operate with a low risk profile and achieve further balance sheet improvement through continued focus on lowering leverage and maintaining long-term debt duration that allows for access to capital in all market cycles,

•	Own and acquire high-quality shopping centers in major markets with attractive growth profiles.
•	Invest in assets that are expected to appreciate over the long term in locations that retailers will desire for the best marketing and distribution of their goods and services.
•

Focus on long-term net asset value creation within the portfolio through strategic leasing, re-tenanting and redevelopment to be the preeminent landlord to the retailers that are gaining market share and that are most successfully adapting in an omni-channel retailing environment and

•	Continue to build and develop a team of empowered employees to perform at the highest level and provide a workplace that rewards their talents and successes.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2016, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

As one of the nation’s largest owners and operators of open-air shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers.  The Company’s management is associated with, and actively participates in, many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in leasing space in shopping centers to tenants.  The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space, management services and maintenance.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Bed Bath & Beyond, PetSmart, Walmart and Kohl's, representing 3.8%, 3.4%, 2.9%, 2.7% and 2.4%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2016.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2016, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2017, the Company had 540 full-time employees.  The Company considers its relations with its personnel to be good.

Executive Officers of the Registrant

The section below provides information regarding the Company’s executive officers as of February 10, 2017:

Thomas F. August, age 68, was appointed President and Chief Executive Officer in July 2016 and a Director of the Company in May 2016.  Prior to joining the Company, Mr. August served as President and Chief Executive Officer of Equity Office Property Trust (“EOP”) from July 2010 until the end of 2015.  EOP is a REIT controlled by The Blackstone Group and one of the largest owners and managers of office properties in the United States.  Mr. August currently serves as Chairman of the Board of DCT Industrial, an industrial REIT, and has been a board member since 2006.

William T. Ross, age 52, was appointed Chief Operating Officer in January 2017.  Prior to joining the Company, Mr. Ross served as Executive Vice President of Asset Management at Forest City Realty Trust, Inc., a REIT that owns commercial and residential real estate, from 2006 to December 2016.

Christa A. Vesy, age 46, was appointed Interim Chief Financial Officer in July 2016 and Executive Vice President and Chief Accounting Officer in March 2012.  Ms. Vesy joined the Company in November 2006 and served as Senior Vice President and Chief Accounting Officer from November 2006 to March 2012.

Vincent A. Corno, age 53, was appointed Executive Vice President of Leasing & Development in July 2016.  Prior to joining the Company, Mr. Corno served as Senior Vice President – Real Estate for Dick’s Sporting Goods, Inc., a full-line sporting goods retailer, from February 2014 to June 2016, and previously as Senior Vice President of Real Estate with Saks Incorporated, a luxury retailer, from February 2008 to January 2014.

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.ddr.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate;
•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area;
•	The attractiveness of the properties to tenants;
•	The increase in consumer purchases through the Internet;
•	The Company’s ability to provide adequate management services and to maintain its properties;
•	Increased operating costs, if these costs cannot be passed through to tenants and
•	The expense of periodically renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer Internet purchases and the excess amount of retail space in a number of markets.  The Company’s performance is affected by its tenants’ results of operations which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services.  If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company' tenants and demand for retail space could be adversely affected.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.  The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2016, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies	3.8%
Bed Bath & Beyond	3.4%
PetSmart	2.9%
Walmart	2.7%
Kohl's	2.4%
AMC Theatres	2.3%
Best Buy	2.3%
Dick's Sporting Goods	2.2%
Ross Stores	2.0%
Michaels	1.9%
Gap	1.6%

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2016, the Company had outstanding debt of $4.5 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $412.9 million as of December 31, 2016). The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness).  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is considered an other than temporary decline.  As of December 31, 2016, the Company had $454.1 million of investments in and advances to unconsolidated joint ventures holding 151 shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  For example, in 2016, the Company recorded impairment charges at 20 operating shopping centers aggregating $110.9 million.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

Real Estate Property Investments Are Illiquid; Therefore, the Company May Not Be Able to Dispose of Properties When Desired or on Favorable Terms

Real estate investments generally cannot be disposed of quickly.  In addition, the Code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties.  Therefore, the Company may not be able to diversify its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur losses and reduce its cash flows and adversely affect distributions to shareholders.

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

Proposed and potential future proposed reforms of the Code, if enacted, could adversely affect existing REITs.  Such proposals could result in REITs having fewer tax advantages, and could adversely affect REIT shareholders.  It is impossible for the Company to predict the nature of or extent of any new tax legislation on the real estate industry in general and REITs in particular.  In addition, some proposals under consideration may adversely affect our tenants operating results, financial condition and/or future business planning, which could adversely affect the Company and consequently, to our stockholders.

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

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

The Company’s properties are open-air shopping centers.  Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects.  Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters.  Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes.  In addition, many of the Company’s properties are located in coastal regions, including 14 properties located on the island of Puerto Rico as of February 10, 2017, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company’s Investments in Real Estate Assets Outside the Continental United States May Be Subject to Additional Risks

Investments and operations outside the continental United States generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016.  The Company currently has investments in consolidated and unconsolidated joint ventures with real estate assets outside the continental United States, including Puerto Rico, and may increase its investment in real estate in jurisdictions outside the continental United States in the future.  The Company may not realize the intended benefits of these investments due to the uncertainty of foreign or novel laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the Company’s ability to own property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions.

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

The Company Could Be Subject to Risks Relating to the Puerto Rican Economy and Government

In recent years, the economy in Puerto Rico has experienced a sustained downturn and the territorial government of Puerto Rico has operated at substantial spending deficits.  These economic conditions have adversely affected the territorial government’s current and expected cash flows and resulted in credit downgrades that triggered acceleration clauses in certain outstanding municipal bonds and other bonds.  As a result, the territorial government of Puerto Rico and certain utility companies, both of which are obligors on issued bonds, have defaulted on certain of their outstanding debt obligations and announced that they expect to be unable to meet their existing debt obligations.  If the territorial government and certain utilities are not able to restructure their debt obligations or obtain forbearance on debt service payments, they may be unable to provide various services (including utilities) relied upon in the operation of businesses in Puerto Rico.  Furthermore, inaccessibility of utilities and other government services or providing those services at a significantly higher cost, along with a continued economic downturn and increases in taxes in Puerto Rico, may result in continued or increased migration of residents of Puerto Rico to mainland United States and elsewhere, which could decrease the territory’s tax base, exacerbating the territorial government’s cash flow issues, and decrease the number of consumers in Puerto Rico. In turn, consumers who remain in Puerto Rico could have less disposable income, which may result in declining merchant sales and merchant inability to expand or lease new space or pay rent or pay other expenses for new or existing operations, or result in a general decline in prevailing rental rates. As of December 31, 2016, the Company owned 14 assets in Puerto Rico, aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 12.2% of the Company’s total consolidated revenue and 13.6% of the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2016.  Additionally, these assets account for 6.3% of Company-owned GLA, including unconsolidated joint ventures, at December 31, 2016.  The persistence or further deterioration of economic conditions in Puerto Rico could have a negative impact on the Company’s results of operations, cash flows and financial condition.

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

At December 31, 2016, the Portfolio Properties included 319 shopping centers (including 152 centers owned through joint ventures).  At December 31, 2016, the Portfolio Properties also included more than 650 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2016, the Portfolio Properties aggregated 75.8 million square feet of Company-owned GLA (105.7 million square feet of total GLA) located in 35 states, plus Puerto Rico.  These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, Ohio and North Carolina, as well as Puerto Rico.  The 14 assets owned in Puerto Rico aggregate 4.8 million square feet of Company-owned GLA (5.1 million square feet of total GLA).  At December 31, 2016, the Company also owned an interest in two land parcels in Canada.

At December 31, 2016, the average annualized base rent per square foot of Company-owned GLA of the Company’s 167 wholly-owned shopping centers was $15.54.  For the 152 shopping centers owned through joint ventures, average annualized base rent per square foot was $14.17 at December 31, 2016.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.

The Company’s shopping centers are typically anchored by two or more national tenant anchors (such as Walmart or Target) and are designed to provide a highly-compelling shopping experience and merchandise mix for retail partners and consumers.  The tenants of the shopping centers typically cater to the consumer’s desire for value and convenience and offer day-to-day necessities rather than high-priced luxury items.  The properties often include discounters, warehouse clubs, specialty grocers, pet supply stores, beauty supply retailers and dollar stores as additional anchors or tenants.  As one of the nation’s largest owners and operators of open-air shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2016, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2016, the Company owned an investment in 151 properties owned through unconsolidated joint ventures, which served as collateral for joint venture mortgage debt aggregating approximately $3.0 billion (of which the Company’s proportionate share is $412.9 million) and which is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 10,000 square feet to approximately 1,500,000 square feet of total GLA (with 141 properties exceeding 300,000 square feet of total GLA) and 219 of these properties include a grocery component.  The Company’s properties were 93.3% occupied as of December 31, 2016, and occupancy was between 91.5% and 93.5% over the five-year period ended December 31, 2016.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2026 at the Company’s 167 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2017	460	3,746	$52,263	$13.95	8.9%	8.7%
2018	603	5,186	82,812	15.97	12.3%	13.9%
2019	498	5,201	76,757	14.76	12.4%	12.8%
2020	466	4,394	70,418	16.03	10.4%	11.8%
2021	500	5,864	85,061	14.50	13.9%	14.2%
2022	298	4,226	61,433	14.54	10.0%	10.3%
2023	193	2,741	38,809	14.16	6.5%	6.5%
2024	200	2,324	36,514	15.71	5.5%	6.1%
2025	156	1,538	27,616	17.96	3.7%	4.6%
2026	141	1,329	24,803	18.67	3.2%	4.1%
Total	3,515	36,549	$556,486	$15.23	86.8%	93.0%

The following table shows the impact of tenant lease expirations at the joint venture level through 2026 at the Company’s 152 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2017	354	1,827	$29,559	$16.17	6.8%	8.4%
2018	484	3,278	50,799	15.50	12.2%	14.4%
2019	418	3,186	49,013	15.38	11.8%	13.9%
2020	355	2,941	40,645	13.82	10.9%	11.5%
2021	458	4,746	64,231	13.53	17.6%	18.2%
2022	237	3,083	38,400	12.46	11.4%	10.9%
2023	101	1,702	19,486	11.45	6.3%	5.5%
2024	93	1,255	17,051	13.59	4.7%	4.8%
2025	78	831	12,124	14.59	3.1%	3.4%
2026	63	678	9,808	14.46	2.5%	2.8%
Total	2,641	23,527	$331,116	$14.07	87.3%	93.8%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Alabama
1	Birmingham, AL	River Ridge	2001	2007	15%	172	$2,585	$15.76	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
2	Huntsville, AL	Valley Bend	2002	2014	5%	425	$5,824	$14.73	Barnes & Noble, Bed Bath & Beyond, Carmike Cinemas (Not Owned), Dick's Sporting Goods, Hobby Lobby, Kohl's (Not Owned), Marshalls, Target (Not Owned)
3	Huntsville, AL	Westside Centre	2002	2007	15%	477	$4,913	$12.14	Big Lots, hhgregg, Michaels, PetSmart, Ross Dress for Less, Stein Mart, Target (Not Owned)
4	Oxford, AL	Oxford Exchange	2006	2014	5%	334	$4,096	$12.50	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, Sam's Club (Not Owned), T.J. Maxx, Target (Not Owned)
5	Tuscaloosa, AL	McFarland Plaza	1999	2007	15%	199	$1,747	$8.89	Michaels, Ross Dress for Less, Stein Mart, T.J. Maxx, Toys "R" Us

	Alaska
6	Anchorage, AK	Dimond Crossing	1981	2014	5%	85	$1,363	$15.96	Bed Bath & Beyond, PetSmart

	Arizona
7	Gilbert, AZ	San Tan Marketplace	2005	2014	5%	286	$4,517	$16.11	Bed Bath & Beyond, Big Lots, DSW, Jo-Ann, Marshalls, Sam's Club (Not Owned), Walmart (Not Owned)
8	Goodyear, AZ	Palm Valley Pavilions West	2002	2016	100%	233	$4,113	$17.68	Barnes & Noble, Best Buy, Ross Dress for Less, Total Wine & More
9	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	100%	678	$10,809	$17.34	AMC Theatres, Ashley Furniture HomeStore, Babies "R" Us, Best Buy, HomeGoods, Jo-Ann, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
10	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	337	$5,160	$15.39	Barnes & Noble, DSW, Golfsmith, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
11	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,333	$19.40	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
12	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$5,064	$17.69	Albertsons, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples
13	Prescott, AZ	Shops at Prescott Gateway	2012	2014	5%	35	$978	$28.20	Trader Joe's
14	Queen Creek, AZ	Plaza at Power Marketplace	2007	2014	5%	71	$1,372	$20.71	LA Fitness
15	Tucson, AZ	Silverado Plaza	1999	2014	5%	78	$681	$9.29	Safeway
16	Tucson, AZ	Tucson Spectrum	2008	2012	100%	715	$9,342	$14.65

Bed Bath & Beyond, Best Buy, Dollar Tree, Food City, Harkins Theatres, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress for Less, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arkansas
17	Russellville, AR	Valley Park Centre	1992	1994	100%	296	$2,549	$8.71	Belk, Hobby Lobby, JCPenney, Ross Dress for Less, T.J. Maxx
18	Sherwood, AR	Sherwood Retail Center	1986	2014	5%	123	$610	$4.96	Gander Mountain, Mardel, Tractor Supply Company
19	Springdale, AR	Walgreens	2009	2014	5%	15	$390	$26.80	—

	California
20	Buena Park, CA	Buena Park Place	2009	2004	100%	215	$3,148	$14.93	Aldi, Kohl's, Michaels
21	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	290	$5,795	$21.92	24 Hour Fitness, Aki-Home, Michaels, Ross Dress for Less, Stater Bros Markets, Target (Not Owned)
22	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	392	$4,894	$21.40	Cinemark, H & M, Nike, Restoration Hardware
23	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,413	$42.17	Whole Foods
24	Richmond, CA	Hilltop Plaza	2000	2002	20%	251	$2,548	$17.15	99 Cents Only, Century Theatre, dd's Discounts, Ross Dress for Less
25	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$5,733	$21.05	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
26	San Francisco, CA	1000 Van Ness	1998	2002	100%	123	$4,111	$35.82	AMC Theatres, The Studio Mix
27	Valencia, CA	River Oaks Shopping Center(2)	2010	2006	100%	76	$1,511	$19.78	buybuy BABY, Sprouts Farmers Market
28	Vista, CA	Vista Village	2007	2013	100%	194	$4,253	$25.05	Cinepolis, Frazier Farms, Lowe's (Not Owned), Staples (Not Owned)
29	West Covina, CA	Eastland Center	1957	2014	5%	811	$11,427	$14.28	Albertsons, Ashley HomeStore, Burlington, Dick's Sporting Goods, Hobby Lobby, Marshalls, Pottery Barn Outlet, Ross Dress for Less, Target, Walmart
30	Whittier, CA	Whittwood Town Center	1960	2014	5%	783	$5,928	$9.08	24 Hour Fitness, JCPenney, Kohl's, PetSmart, Sears, Target, Vons

	Colorado
31	Aurora, CO	Cornerstar	2008	2014	5%	430	$7,723	$18.98	24 Hour Fitness, Cornerstar Wine & Liquor, Dick's Sporting Goods, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Sprouts Farmers Market, Target (Not Owned), Ulta Beauty
32	Aurora, CO	Pioneer Hills	2003	2003	100%	138	$1,823	$14.83	Bed Bath & Beyond, Home Depot (Not Owned), Inspire Fitness, Walmart (Not Owned)
33	Centennial, CO	Centennial Promenade	2002	1997	100%	419	$7,424	$18.22	Cavender's, Conn's, Golfsmith, HomeGoods, IKEA (Not Owned), Michaels, REI (Not Owned), Ross Dress for Less, Stickley Furniture, Toys "R" Us
34	Colorado Springs, CO	Chapel Hills	2000	2011	100%	446	$7,424	$12.50	24 Hour Fitness, Barnes & Noble, Best Buy, DSW, Michaels (Not Owned), Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
35	Denver, CO	Tamarac Shopping Center	2013	2001	100%	69	$989	$14.42	Target (Not Owned)
36	Denver, CO	University Hills	1997	2003	100%	244	$4,608	$18.88	24 Hour Fitness, King Soopers, Marshalls, Michaels, Pier 1 Imports

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
37	Lakewood, CO	Denver West Plaza	2002	2014	5%	71	$1,337	$18.76	Best Buy
38	Parker, CO	FlatAcres Market Center/Parker Pavilions(2)	2003	2003	100%	232	$3,466	$18.67	Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
39	Guilford, CT	Guilford Commons	2015	DEV	100%	104	$1,724	$16.51	Bed Bath & Beyond, The Fresh Market
40	Plainville, CT	Connecticut Commons	2013	DEV	100%	562	$7,422	$13.31	A.C. Moore, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
41	Waterbury, CT	Naugatuck Valley Shopping Center	2003	2014	5%	383	$4,037	$12.73	Bob's Stores, Staples, Stop & Shop, Walmart
42	Windsor, CT	Windsor Court Shopping Center	1993	2007	100%	79	$1,473	$18.76	Stop & Shop, Target (Not Owned)

	Florida
43	Boynton Beach, FL	Aberdeen Square	1990	2007	20%	71	$674	$10.47	Publix
44	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,696	$14.15	Publix
45	Bradenton, FL	Cortez Plaza	2015	2007	100%	274	$2,891	$11.59	Burlington, hhgregg, LA Fitness, PetSmart
46	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,395	$10.23	Bealls, Bealls Outlet, Highland Park Furniture & Mattress Outlet, LA Fitness, Lowe's (Not Owned)
47	Bradenton, FL	Lakewood Ranch Plaza	2001	2007	20%	85	$1,131	$13.28	Publix
48	Brandon, FL	Kmart Shopping Center(2)	2003	IPO	100%	232	$713	$3.31	Kane Furniture, Kmart
49	Brandon, FL	Lake Brandon Village	2014	2009	100%	292	$3,318	$13.50	buybuy BABY, Jo-Ann, Lowe's (Not Owned), Nordstrom Rack, PetSmart, Publix, Total Wine & More
50	Cape Coral, FL	Northpoint Shopping Center	2008	2014	5%	116	$787	$13.06	Bed Bath & Beyond, PetSmart
51	Casselberry, FL	Casselberry Commons	2010	2007	20%	245	$2,695	$11.86	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
52	Crystal River, FL	Crystal Springs	2001	2007	20%	67	$765	$11.42	Publix
53	Dania, FL	Sheridan Square	1991	2007	20%	67	$654	$10.72	Walmart Neighborhood Market
54	Fort Myers, FL	Cypress Trace	2004	2007	15%	276	$2,715	$10.33	Bealls, Bealls Outlet, Ross Dress for Less, Stein Mart
55	Fort Myers, FL	Market Square	2004	2007	15%	119	$1,864	$15.67	American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), DSW, Michaels (Not Owned), Target (Not Owned), Total Wine & More
56	Fort Myers, FL	The Forum	2008	2014	5%	190	$2,778	$16.79	Bed Bath & Beyond, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
57	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$813	$11.84	Publix
58	Hernando, FL	Shoppes of Citrus Hills	2003	2007	20%	69	$743	$10.97	Publix
59	Hialeah, FL	Paraiso Plaza	1997	2007	20%	61	$1,011	$16.66	Publix
60	Homestead, FL	Homestead Pavilion	2008	2008	100%	306	$4,514	$17.39	Bed Bath & Beyond, hhgregg, Kohl's (Not Owned), Michaels, Ross Dress for Less
61	Jupiter, FL	Concourse Village	2004	2015	5%	134	$2,075	$16.06	Ross Dress for Less, T.J. Maxx

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
62	Lake Mary, FL	Shoppes of Lake Mary	2001	2007	15%	74	$1,649	$22.77	Publix (Not Owned), Staples, Target (Not Owned)
63	Largo, FL	Bardmoor Promenade	1991	2007	20%	158	$2,072	$13.68	Publix
64	Melbourne, FL	Melbourne Shopping Center	1999	2007	20%	229	$1,049	$6.23	Big Lots, Publix
65	Miami, FL	Plaza del Paraiso	2003	2007	20%	85	$1,320	$15.52	Publix
66	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$7,815	$18.70	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
67	Miramar, FL	Fountains of Miramar	2005	2015	5%	139	$1,999	$22.43	Home Depot (Not Owned), Marshalls, Ross Dress for Less
68	Miramar, FL	River Run	1989	2007	20%	94	$1,183	$13.20	Publix
69	Naples, FL	Carillon Place	1994	1995	100%	268	$3,879	$14.49	Bealls Outlet, hhgregg, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
70	Naples, FL	Countryside Shoppes	1997	2007	20%	74	$624	$9.90	—
71	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$1,130	$10.87	Publix
72	Ocala, FL	Heather Island	2005	2007	20%	71	$715	$11.44	Publix
73	Ocoee, FL	West Oaks Town Center	2000	2007	20%	67	$931	$15.93	Best Buy (Not Owned), Michaels
74	Orlando, FL	Chickasaw Trail	1994	2007	20%	75	$838	$11.72	Publix
75	Orlando, FL	Conway Plaza	1999	2007	20%	118	$1,086	$9.92	Publix
76	Orlando, FL	International Drive Value Center	1995	2015	100%	186	$1,847	$10.37	Bed Bath & Beyond, dd's Discounts, Ross Dress for Less, T.J. Maxx
77	Orlando, FL	Lee Vista	2016	DEV	100%	207	$3,297	$16.93	Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
78	Orlando, FL	Millenia Crossing	2009	2015	5%	100	$2,847	$28.36	Nordstrom Rack
79	Orlando, FL	Millenia Plaza	2001	2015	100%	412	$4,500	$10.94	BJ's Wholesale Club, Dick's Sporting Goods, Home Depot, Ross Dress for Less, Total Wine & More, Toys "R" Us/Babies "R" Us
80	Orlando, FL	Skyview Plaza	1998	2007	20%	264	$1,834	$10.67	dd's Discounts, Goodwill, Publix
81	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,049	$11.00	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
82	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,249	$12.81	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
83	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,203	$23.63	Publix (Not Owned), Target (Not Owned)
84	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	109	$1,880	$21.85	LA Fitness (Not Owned), The Fresh Market
85	Pensacola, FL	Bellview Plaza	1984	2014	5%	83	$794	$9.58	Publix
86	Pensacola, FL	Cordova Commons	1972	2014	5%	164	$2,620	$15.95	Marshalls, Stein Mart, The Fresh Market
87	Pensacola, FL	Tradewinds Shopping Center	1985	2014	5%	179	$1,587	$10.10	Jo-Ann, T.J. Maxx/HomeGoods
88	Plant City, FL	Lake Walden Square	2013	2007	100%	245	$2,502	$11.65	Marshalls, Premiere Cinemas, Ross Dress for Less, Winn Dixie
89	Plantation, FL	The Fountains	2010	2007	100%	430	$6,441	$15.71	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More
90	Spring Hill, FL	Mariner Square	1997	IPO	100%	194	$1,580	$9.48	Bealls, Ross Dress for Less, Sam's Club (Not Owned), Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
91	Spring Hill, FL	Nature Coast Commons	2009	2014	5%	227	$2,231	$16.55	Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Walmart (Not Owned)
92	Tallahassee, FL	Capital West	2004	2003	100%	86	$528	$8.45	Bealls Outlet, Walmart (Not Owned)
93	Tallahassee, FL	Killearn Shopping Center	1980	2007	20%	95	$1,271	$13.48	Hobby Lobby
94	Tallahassee, FL	Southwood Village	2003	2007	20%	63	$814	$13.21	Publix
95	Tamarac, FL	Midway Plaza	1985	2007	20%	228	$2,511	$12.85	Publix, Ross Dress for Less
96	Tampa, FL	New Tampa Commons	2005	2007	100%	10	$324	$32.35	—
97	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,419	$13.76	Publix, Walmart (Not Owned)
98	Tampa, FL	The Walk at Highwoods Preserve	2001	2007	100%	138	$2,201	$15.98	Best Buy, HomeGoods, Michaels, Muvico (Not Owned)
99	Tarpon Springs, FL	Tarpon Square	1998	IPO	100%	115	$1,331	$12.64	Bealls Outlet, Big Lots, Staples, Walmart (Not Owned)
100	Tequesta, FL	Tequesta Shoppes	2014	2007	100%	110	$1,237	$11.43	Marshalls
101	Valrico, FL	Brandon Boulevard Shoppes	2012	2007	100%	86	$1,303	$15.41	LA Fitness
102	Valrico, FL	Shoppes at Lithia	2003	2007	20%	71	$1,119	$15.89	Publix
103	Vero Beach, FL	Century Town Center	2008	2014	5%	107	$1,313	$14.03	Marshalls/HomeGoods
104	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$2,169	$13.67	Bealls, Office Depot (Not Owned), Publix
105	Winter Garden, FL	Winter Garden Village	2007	2013	100%	758	$13,320	$18.60	Bealls, Bed Bath & Beyond, Best Buy, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

	Georgia
106	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,353	$19.75	Stein Mart
107	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$436	$6.97	Kroger
108	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$644	$10.17	Publix
109	Atlanta, GA	Perimeter Pointe	2002	1995	100%	353	$5,467	$16.76	Babies "R" Us, Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas, Stein Mart
110	Brunswick, GA	Glynn Isles	2007	2014	5%	193	$2,885	$15.65	Ashley Furniture HomeStore (Not Owned), Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
111	Buford, GA	Marketplace at Millcreek	2003	2007	15%	402	$5,116	$12.73	2nd & Charles, Bed Bath & Beyond, Burlington, Costco (Not Owned), DSW, Marshalls, Michaels, PetSmart, REI, Ross Dress for Less, Stein Mart
112	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$945	$13.08	Publix
113	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,351	$11.78	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
114	Cumming, GA	Cumming Marketplace	1999	2003	100%	311	$3,856	$12.41	ApplianceSmart, Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
115	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,749	$15.31	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
116	Cumming, GA	Sharon Greens	2001	2007	20%	98	$1,055	$11.55	Kroger

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
117	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$708	$10.16	Publix
118	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$636	$11.55	Publix
119	Douglasville, GA	Douglasville Pavilion	1998	2007	100%	267	$3,024	$11.48	Big Lots, Marshalls, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Target (Not Owned)
120	Douglasville, GA	Market Square	1990	2007	20%	125	$1,111	$10.20	Bargain Hunt
121	East Point, GA	Camp Creek Marketplace	2003	2014	5%	424	$6,513	$15.73	Beauty Master, BJ's Wholesale Club, Lowe's (Not Owned), Marshalls, Ross Dress for Less, Staples, T.J. Maxx, Target (Not Owned)
122	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$660	$11.06	—
123	Fayetteville, GA	Fayette Pavilion	2002	2007	15%	1,242	$10,891	$9.49

Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Dick's Sporting Goods, Forever 21, hhgregg, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less, T.J. Maxx, Target (Not Owned), Toys "R" Us/Babies "R" Us, Walmart

124	Flowery Branch, GA	Clearwater Crossing	2003	2007	20%	91	$1,000	$11.97	Kroger
125	Flowery Branch, GA	Stonebridge Village	2008	2014	5%	157	$2,535	$16.61	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
126	Kennesaw, GA	Barrett Pavilion	1998	2007	15%	459	$7,108	$15.50	AMC Theatres, Bealls Outlet, buybuy BABY, hhgregg, Hobby Lobby, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
127	Lawrenceville, GA	CVS	2008	2014	5%	13	$374	$28.18	—
128	Lithonia, GA	Shops at Turner Hill	2004	2003	100%	32	$519	$18.15	—
129	Lithonia, GA	Turner Hill Marketplace	2004	2003	100%	125	$977	$7.82	Bed Bath & Beyond, Sam's Club (Not Owned), Toys "R" Us, Walmart (Not Owned)
130	Macon, GA	Eisenhower Crossing	2002	2007	15%	420	$4,208	$10.86	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
131	Marietta, GA	Towne Center Prado	2002	1995	100%	287	$3,637	$13.08	Publix, Ross Dress for Less, Stein Mart
132	McDonough, GA	Shoppes at Lake Dow	2002	2007	20%	73	$854	$12.57	Publix
133	Newnan, GA	Newnan Crossing	1995	2003	100%	223	$1,868	$8.47	Hobby Lobby, Lowe's, Walmart (Not Owned)
134	Newnan, GA	Newnan Pavilion	2013	2007	15%	468	$3,748	$8.04	Academy Sports, Aldi, Home Depot, Kohl's, PetSmart, Ross Dress for Less, Sky Zone Trampoline Park
135	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$1,766	$10.79	Movie Tavern, Walmart Neighborhood Market
136	Smyrna, GA	Heritage Pavilion	1995	2007	15%	256	$3,363	$13.67	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
137	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,142	$11.35	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
138	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$722	$11.28	Publix
139	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	293	$3,997	$13.93	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
140	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,187	$8.71	HomeGoods, Kroger, Walmart (Not Owned)
141	Warner Robins, GA	Crossroads Marketplace	2008	2014	5%	79	$1,034	$13.74	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Kroger (Not Owned), Toys "R" Us (Not Owned)
142	Warner Robins, GA	Warner Robins Place	1997	2003	100%	119	$1,221	$13.22	Lowe's (Not Owned), T.J. Maxx, Walmart (Not Owned)
143	Woodstock, GA	Woodstock Square	2001	2007	15%	219	$3,198	$14.61	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

	Idaho
144	Meridian, ID	Meridian Crossroads	2004	DEV	100%	528	$5,635	$12.00	Ashley Furniture HomeStore, Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress for Less, Shopko, Sportsman's Warehouse, Walmart (Not Owned)
145	Nampa, ID	Nampa Gateway Center	2008	DEV	100%	471	$1,091	$4.30	Edwards Theatres, Idaho Athletic Club, JCPenney, Macy's

	Illinois
146	Chicago, IL	Kingsbury Center	2012	2014	5%	53	$1,601	$30.16	buybuy BABY
147	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,683	$26.45	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
148	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	356	$10,074	$30.98	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
149	Hillside, IL	Hillside Town Center	2009	2014	5%	165	$2,402	$16.16	HomeGoods, Michaels, Ross Dress for Less, Target (Not Owned)
150	McHenry, IL	The Shops at Fox River	2006	DEV	100%	341	$4,350	$13.63	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx
151	Oswego, IL	Prairie Market	2007	2014	5%	113	$2,450	$22.06	Aldi, Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Hobby Lobby (Not Owned), Kohl's (Not Owned), PetSmart, Walmart (Not Owned)
152	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	526	$8,803	$19.60	At Home, Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), hhgregg, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Trader Joe's
153	Skokie, IL	Village Crossing	1989	2007	15%	449	$8,644	$21.20	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Michaels, OfficeMax, PetSmart
154	Tinley Park, IL	Brookside Marketplace	2013	2012	100%	317	$4,791	$15.17	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
155	Evansville, IN	East Lloyd Commons	2005	2007	100%	160	$2,346	$14.69	Best Buy, Gordmans, Michaels
156	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,012	$13.84	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), hhgregg (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)

	Iowa
157	Cedar Rapids, IA	Northland Square	1984	1998	100%	187	$2,247	$12.01	Barnes & Noble, Kohl's, OfficeMax, T.J. Maxx

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Kansas
158	Merriam, KS	Merriam Village	2005	2004	100%	418	$5,526	$13.47	Cinemark, Dick's Sporting Goods, Hen House Market, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Maryland
159	Bowie, MD	Duvall Village	1998	2007	100%	88	$466	$22.70	—
160	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$1,949	$9.65	Burlington, HomeGoods, Regency Furniture
161	Salisbury, MD	The Commons	1999	DEV	100%	130	$1,819	$14.56	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
162	Upper Marlboro, MD	Largo Town Center	1991	2007	20%	277	$4,385	$16.77	Marshalls, Regency Furniture, Shoppers Food Warehouse
163	White Marsh, MD	Costco Plaza	1992	2007	15%	210	$1,551	$7.39	Big Lots, Costco, Home Depot (Not Owned), Pep Boys, PetSmart

	Massachusetts
164	Everett, MA	Gateway Center	2001	DEV	100%	354	$5,481	$16.30	Babies "R" Us, Costco (Not Owned), Home Depot, Michaels, Old Navy, Target (Not Owned), Total Wine & More
165	Framingham, MA	Shoppers World	1994	1995	100%	783	$17,919	$24.11

A.C. Moore, AMC Theatres, Babies "R" Us, Barnes & Noble, Best Buy, Bob's Stores, DSW, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, T.J. Maxx, TJX/Sierra Trading Post, Toys "R" Us

166	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$3,752	$13.92	Kohl's, Stop & Shop

	Michigan
167	Allen Park, MI	Fairlane Green	2005	2014	5%	270	$5,163	$19.11	Barnes & Noble, Bed Bath & Beyond, Home Depot (Not Owned), Meijer (Not Owned), Michaels, T.J. Maxx, Target (Not Owned)
168	Chesterfield, MI	Waterside Marketplace	2007	2014	5%	291	$3,711	$13.31	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), Jo-Ann, Lowe's (Not Owned), T.J. Maxx
169	Grand Rapids, MI	Green Ridge Square	1995	1995	100%	216	$2,834	$13.52	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys "R" Us (Not Owned)
170	Grandville, MI	Grandville Marketplace	2003	2003	100%	224	$2,405	$10.85	Gander Mountain, Hobby Lobby, Lowe's (Not Owned), OfficeMax
171	Lansing, MI	The Marketplace at Delta Township	2013	2003	100%	174	$2,357	$13.69	Lowe's (Not Owned), Michaels, PetSmart, Staples, Walmart (Not Owned)
172	Monroe, MI	Telegraph Plaza	2005	2014	5%	141	$1,312	$9.85	Kohl's, Lowe's (Not Owned), PetSmart, T.J. Maxx
173	Saginaw, MI	Valley Center	1994	2014	5%	409	$3,423	$9.42	Babies "R" Us, Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, Michaels, PetSmart, T.J. Maxx
174	Utica, MI	Shelby Corners	1987	2014	5%	76	$475	$6.70	buybuy BABY, Christmas Tree Shops, Dollar Tree (Not Owned), Planet Fitness (Not Owned), Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Minnesota
175	Coon Rapids, MN	Riverdale Village	2003	DEV	100%	788	$10,082	$13.08	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, Sears, T.J. Maxx
176	Maple Grove, MN	Maple Grove Crossing	2002	1996	100%	262	$3,290	$12.55	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
177	St. Paul, MN	Midway Marketplace	1995	1997	100%	324	$2,801	$8.64	Cub Foods, Herberger's (Not Owned), LA Fitness, T.J. Maxx, Walmart

	Mississippi
178	Gulfport, MS	Crossroads Center(2)	1999	2003	100%	555	$6,322	$11.64	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Forever 21, Michaels, Ross Dress for Less, T.J. Maxx
179	Jackson, MS	The Junction	1996	2003	100%	108	$763	$11.48	Home Depot (Not Owned), PetSmart, Target (Not Owned)
180	Tupelo, MS	Big Oaks Crossing	1992	1994	100%	348	$2,063	$6.15	Jo-Ann, Sam's Club, Walmart

	Missouri
181	Arnold, MO	Jefferson County Plaza	2002	DEV	100%	42	$397	$10.49	Home Depot (Not Owned), Target (Not Owned), Xist Fitness
182	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,080	$15.04	Bed Bath & Beyond, Micro Center, PetSmart, Target, Trader Joe's
183	Independence, MO	Independence Commons	1999	1995	100%	386	$5,436	$14.54	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less
184	Springfield, MO	Morris Corners(2)	1989	1998	100%	56	$557	$11.27	Toys "R" Us/Babies "R" Us

	Nevada
185	Reno, NV	Del Monte Plaza	1988	2014	5%	83	$1,447	$17.48	Macy's Furniture Gallery (Not Owned), Sierra Trading Post, Whole Foods

	New Hampshire
186	Seabrook, NH	Seabrook Commons	2014	DEV	100%	175	$3,153	$18.50	Dick's Sporting Goods, Walmart (Not Owned)

	New Jersey
187	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,044	$20.47	Costco (Not Owned), HomeGoods, Target (Not Owned)
188	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	78	$1,935	$24.99	Whole Foods
189	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	30	$634	$30.56	Sam's Club (Not Owned), Walmart (Not Owned)
190	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	532	$9,517	$17.90	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
191	Lumberton, NJ	Crossroads Plaza	2003	2007	20%	100	$1,821	$18.28	Lowe's (Not Owned), ShopRite
192	Lyndhurst, NJ	Lewandowski Commons	1998	2007	20%	78	$1,539	$22.69	Stop & Shop
193	Mays Landing, NJ	Hamilton Commons	2001	2004	100%	397	$5,779	$17.01	Bed Bath & Beyond, hhgregg, Marshalls, Regal Cinemas, Ross Dress for Less

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
194	Mays Landing, NJ	Wrangleboro Consumer Square	1997	2004	100%	842	$10,432	$12.89	Babies "R" Us, Best Buy, BJ's Wholesale Club, Books-A-Million, Christmas Tree Shops, Dick's Sporting Goods, Just Cabinets, Kohl's, Michaels, PetSmart, Staples, Target
195	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	609	$9,597	$16.25	Babies "R" Us, Best Buy, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegmans
196	Union, NJ	Route 22 Retail Center	1997	2007	100%	112	$2,089	$18.61	Babies "R" Us, Dick's Sporting Goods, Target (Not Owned)
197	West Long Branch, NJ	Consumer Centre	1993	2004	100%	292	$2,439	$13.31	buybuy BABY, Home Depot, PetSmart
198	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	89	$486	$20.12	—

	New York
199	Hempstead, NY	The Hub	2001	2015	5%	249	$3,273	$14.02	Super Stop & Shop, Home Depot
200	Horseheads, NY	Southern Tier Crossing	2008	DEV	100%	175	$2,485	$15.92	Aldi (Not Owned), Dick's Sporting Goods, Jo-Ann, Kohl's (Not Owned), Walmart (Not Owned)

	North Carolina
201	Apex, NC	Beaver Creek Crossings	2006	DEV	100%	321	$5,267	$16.56	Burke's Outlet, Dick's Sporting Goods, Regal Beaver Creek 12, T.J. Maxx
202	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	132	$2,665	$21.67	Harris Teeter
203	Charlotte, NC	Belgate Shopping Center	2013	DEV	100%	262	$3,461	$13.56	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)
204	Charlotte, NC	Carolina Pavilion	1997	2012	100%	726	$8,896	$12.79	AMC Theatres, Babies "R" Us, Bed Bath & Beyond, Big Lots, buybuy BABY, Conn's, hhgregg, Jo-Ann, Nordstrom Rack, Old Navy, Ross Dress for Less, Sears Outlet, Target (Not Owned), Value City Furniture
205	Charlotte, NC	Cotswold Village	2013	2011	100%	261	$5,732	$22.19	Harris Teeter, Marshalls, PetSmart
206	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,280	$12.12	Lowes Foods
207	Cornelius, NC	The Shops at the Fresh Market	2001	2007	100%	130	$1,427	$11.44	Stein Mart, The Fresh Market
208	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$3,360	$12.26	Christmas Tree Shops, Dick's Sporting Goods, Food Lion, Marshalls, Michaels, PetSmart
209	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$841	$17.16	Harris Teeter
210	Greensboro, NC	Wendover Village	2004	2007	100%	36	$1,128	$31.43	Costco (Not Owned)
211	Huntersville, NC	Birkdale Village	2003	2007	15%	299	$7,392	$26.56	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
212	Huntersville, NC	Rosedale Shopping Center	2000	2007	20%	119	$1,918	$17.08	Harris Teeter
213	Mooresville, NC	Mooresville Consumer Square	2006	2004	100%	472	$3,985	$8.80	Amstar Entertainment 14 (Not Owned), Gander Mountain, Ollie's Bargain Outlet, Planet Fitness, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
214	Mooresville, NC	Winslow Bay Commons	2003	2007	15%	268	$3,750	$14.28	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
215	Raleigh, NC	Alexander Place	2004	2007	15%	198	$3,142	$15.98	hhgregg, Kohl's, Walmart (Not Owned)
216	Raleigh, NC	Capital Crossing	1995	2007	100%	83	$823	$9.89	At Home (Not Owned), Conn's, Lowe's (Not Owned), PetSmart (Not Owned), Sam's Club (Not Owned), Staples
217	Raleigh, NC	Poyner Place	2012	2012	100%	254	$3,722	$15.76	Cost Plus World Market, Old Navy, Ross Dress for Less, Target (Not Owned), Toys "R" Us/Babies "R" Us
218	Wilmington, NC	University Centre	2001	IPO	100%	418	$4,213	$10.68	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
219	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$969	$12.87	Lowes Foods
220	Winston Salem, NC	Walmart	1998	2007	100%	205	$1,404	$6.85	Walmart

	Ohio
221	Alliance, OH	Walmart	1998	2007	100%	200	$1,190	$5.95	Walmart
222	Aurora, OH	Barrington Town Center	2004	DEV	100%	113	$1,346	$12.31	Cinemark, Heinen's (Not Owned)
223	Bellevue, OH	CVS	1998	2014	5%	10	$147	$14.46	—
224	Boardman, OH	Southland Crossings	1997	DEV	100%	537	$4,097	$7.92	Babies "R" Us, DSW, Giant Eagle, Lowe's, Pat Catan's, PetSmart, Staples, Walmart
225	Bowling Green, OH	Shoppes on South Main	1978	2014	5%	111	$1,001	$10.97	Home Depot (Not Owned), T.J. Maxx
226	Cincinnati, OH	Kenwood Square	2008	2013	100%	432	$6,695	$18.99	Dick's Sporting Goods, Macy's Furniture Gallery, T.J. Maxx, The Fresh Market, Toys "R" Us/Babies "R" Us
227	Cincinnati, OH	Western Hills Square	1998	2014	5%	34	$425	$12.66	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
228	Columbus, OH	Easton Market	2013	1998	100%	508	$6,401	$15.97	Bed Bath & Beyond, buybuy BABY, DSW, Michaels, Nordstrom Rack, PetSmart, Staples, T.J. Maxx, Value City Furniture
229	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	111	$1,608	$14.52	Giant Eagle
230	Columbus, OH	Lennox Town Center	1997	1998	50%	353	$4,165	$11.80	AMC Theatres, Barnes & Noble, Staples, Target
231	Columbus, OH	Polaris Towne Center	1999	2011	100%	458	$7,541	$16.58	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
232	Columbus, OH	Sun Center	1995	1998	79%	316	$4,502	$14.24	Ashley Furniture HomeStore, Babies "R" Us, Michaels, Staples, Stein Mart, Whole Foods
233	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,228	$16.33	Giant Eagle
234	Grove City, OH	Derby Square	1992	1998	20%	125	$1,351	$10.92	Giant Eagle
235	Hamilton, OH	Indian Springs Market Center	2006	2013	100%	146	$638	$4.37	hhgregg, Kohl's, Office Depot, Walmart (Not Owned)
236	Huber Heights, OH	North Heights Plaza	1990	1993	100%	182	$2,122	$12.10	Bed Bath & Beyond (Not Owned), Big Lots, Dick's Sporting Goods, hhgregg, Hobby Lobby (Not Owned), Sears Outlet (Not Owned)
237	Lewis Center, OH	Powell Center	2000	2014	5%	202	$2,653	$13.13	Giant Eagle, HomeGoods, Marshalls, Michaels
238	Macedonia, OH	Macedonia Commons	1994	1994	100%	312	$4,277	$14.40	Cinemark, Hobby Lobby, Home Depot (Not Owned), Kohl's, Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
239	Mason, OH	Waterstone Center	1998	2014	100%	158	$2,350	$15.52	Barnes & Noble, Bassett Home Furnishings, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
240	North Canton, OH	Belden Park Crossings	2003	DEV	100%	481	$5,638	$12.79	Dick's Sporting Goods, DSW, Jo-Ann, Kohl's, PetSmart, Target (Not Owned), Value City Furniture
241	North Olmsted, OH	Great Northern Plaza	2013	1997	100%	631	$8,335	$13.73	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K&G Fashion Superstore, Marc's, PetSmart
242	Solon, OH	Uptown Solon	1998	DEV	100%	182	$2,926	$16.23	Bed Bath & Beyond, Mustard Seed Market & Cafe
243	Stow, OH	Stow Community Center	2008	DEV	100%	401	$4,340	$11.04	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
244	Toledo, OH	North Towne Commons	1995	2004	100%	80	$—	$—	Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
245	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,783	$11.20	Babies "R" Us, Bed Bath & Beyond, Gander Mountain, Kohl's, Old Navy
246	Westlake, OH	West Bay Plaza	2000	IPO	100%	162	$1,065	$14.80	Marc's

	Oregon
247	Gresham, OR	Gresham Station	2000	2016	100%	339	$5,174	$19.34	Bed Bath & Beyond, Best Buy, Craft Warehouse, LA Fitness
248	Portland, OR	Tanasbourne Town Center	2001	1996	100%	310	$5,001	$20.54	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Target (Not Owned)

	Pennsylvania
249	Allentown, PA	West Valley Marketplace	2004	2003	100%	259	$2,758	$10.94	Walmart
250	Downingtown, PA	Ashbridge Square	1999	2015	5%	386	$3,861	$10.95	Best Buy, Christmas Tree Shops, Home Depot, Jo-Ann, Staples
251	Easton, PA	Southmont Plaza	2004	2015	5%	251	$3,835	$15.54	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples
252	Erie, PA	Peach Street Marketplace(2)	2012	DEV	100%	718	$7,128	$9.98	Babies "R" Us, Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Erie Sports, hhgregg, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
253	Jenkintown, PA	Noble Town Center	1999	2014	100%	168	$2,601	$15.89	AFC Fitness, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Stein Mart
254	King of Prussia, PA	Overlook at King of Prussia	2002	2007	15%	193	$5,507	$28.47	Best Buy, United Artists Theatre
255	Mechanicsburg, PA	Silver Springs Square	2001	2013	100%	343	$6,004	$17.59	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned), Wegmans
256	Uniontown, PA	Widewater Commons	2008	2014	5%	47	$581	$14.14	PetSmart, Target (Not Owned)

	Puerto Rico
257	Arecibo, PR	Plaza del Atlantico	1993	2005	100%	223	$2,378	$12.40	Capri Del Atlantico, Kmart

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
258	Bayamon, PR	Plaza del Sol	2014	2005	100%	612	$16,289	$33.40	Bed Bath & Beyond, Caribbean Cinemas, H & M, Home Depot (Not Owned), Old Navy, Walmart
259	Bayamon, PR	Plaza Rio Hondo	2015	2005	100%	555	$13,462	$26.36	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
260	Bayamon, PR	Rexville Plaza	2012	2005	100%	131	$2,017	$16.66	Marshalls, Tiendas Capri
261	Carolina, PR	Plaza Escorial	1997	2005	100%	524	$8,286	$16.14	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
262	Cayey, PR	Plaza Cayey	2004	2005	100%	313	$3,009	$9.79	Caribbean Cinemas (Not Owned), Walmart
263	Fajardo, PR	Plaza Fajardo	2013	2005	100%	274	$4,390	$17.45	Econo, Walmart
264	Guayama, PR	Plaza Walmart	1994	2005	100%	164	$1,312	$9.37	Walmart
265	Hatillo, PR	Plaza del Norte	2012	2005	100%	682	$11,875	$18.15	Caribbean Cinemas, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx, Toys "R" Us/Babies "R" Us
266	Humacao, PR	Plaza Palma Real	1995	2005	100%	449	$7,571	$17.20	Capri, JCPenney, Marshalls, Pep Boys, Walmart
267	Isabela, PR	Plaza Isabela	1994	2005	100%	259	$3,872	$15.71	Selectos Supermarket, Walmart
268	Rio Piedras, PR	Senorial Plaza	2010	2005	100%	202	$1,994	$18.31	Pueblo
269	San German, PR	Plaza del Oeste	1991	2005	100%	234	$2,793	$12.44	Econo, Kmart, Pep Boys
270	Vega Baja, PR	Plaza Vega Baja	1990	2005	100%	185	$1,042	$12.05	Econo

	Rhode Island
271	Warwick, RI	Warwick Center	2004	2007	15%	153	$2,612	$19.14	Barnes & Noble, Dick's Sporting Goods, DSW

	South Carolina
272	Anderson, SC	Midtowne Park	2008	2014	5%	167	$1,949	$11.64	Dick's Sporting Goods, Kohl's, Staples
273	Charleston, SC	Ashley Crossing	2011	2003	100%	212	$1,752	$9.59	Food Lion, Jo-Ann, Kohl's, Marshalls
274	Columbia, SC	Columbiana Station	2003	2007	15%	375	$4,927	$14.65	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, hhgregg, Michaels, PetSmart, Stein Mart
275	Columbia, SC	Harbison Court	2015	2002	100%	242	$2,805	$14.72	Babies "R" Us (Not Owned), Marshalls, Nordstrom Rack, Ross Dress for Less
276	Greenville, SC	Hobby Lobby Center	2004	2014	5%	69	$623	$9.04	Hobby Lobby, Walmart (Not Owned)
277	Greenville, SC	The Point	2005	2007	20%	104	$1,806	$17.30	REI, Whole Foods
278	Greenville, SC	Walmart	1998	2007	100%	200	$1,273	$6.36	Walmart
279	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	210	$2,358	$12.77	Marshalls, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
280	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	140	$1,756	$13.11	Kroger
281	Simpsonville, SC	Fairview Station	1990	1994	100%	153	$1,026	$6.78	Ingles, Kohl's

	Tennessee
282	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$2,286	$15.57	Best Buy, Ross Dress for Less
283	Hendersonville, TN	Lowe's Home Improvement	1999	2003	100%	129	$1,140	$8.83	Lowe's
284	Knoxville, TN	Pavilion of Turkey Creek	2001	2007	15%	277	$4,019	$14.59	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
285	Knoxville, TN	Town & Country Commons(2)	1997	2007	15%	655	$6,656	$10.53	Best Buy, Burke's Outlet, Carmike Cinemas, Conn's, Dick's Sporting Goods, Jo-Ann, Lowe's, Staples, Tuesday Morning
286	Memphis, TN	American Way	1988	2007	20%	110	$772	$7.85	—
287	Morristown, TN	Crossroads Square	2004	2007	20%	70	$106	$8.50	OfficeMax (Not Owned)
288	Nashville, TN	Bellevue Place	2003	2007	15%	77	$907	$12.27	Bed Bath & Beyond, Home Depot (Not Owned), Michaels

	Texas
289	Burleson, TX	McAlister Square	2007	2014	5%	169	$1,663	$10.81	Academy Sports, Party City
290	Cedar Hill, TX	Cedar Hill Village	2002	2014	5%	44	$705	$18.14	24 Hour Fitness, JCPenney (Not Owned)
291	Fort Worth, TX	Eastchase Market	1997	2014	5%	262	$2,657	$11.11	Aldi (Not Owned), AMC Theatres, Burke's Outlet, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
292	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,331	$16.77	DSW, LA Fitness, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
293	Houston, TX	Greenway Commons	2008	2014	5%	253	$4,869	$19.23	Costco, LA Fitness
294	Houston, TX	Willowbrook Plaza	2014	2015	100%	385	$5,004	$15.41	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market
295	Irving, TX	MacArthur Marketplace	2004	2003	100%	252	$2,365	$9.54	Hollywood Theatres, Kohl's, Sam's Club (Not Owned), Walmart (Not Owned)
296	Kyle, TX	Kyle Crossing	2010	DEV	100%	122	$2,258	$19.12	Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned)
297	Kyle, TX	Kyle Marketplace	2007	2014	5%	226	$3,502	$16.05	H-E-B Plus!
298	Mesquite, TX	The Marketplace at Towne Centre	2001	2003	100%	174	$2,691	$16.60	Cavender's (Not Owned), Home Depot (Not Owned), Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less
299	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$5,862	$13.14	Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods (Not Owned), T.J. Maxx, Target (Not Owned)
300	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$1,939	$19.17	Ross Dress for Less, Target (Not Owned)
301	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	448	$8,376	$20.70	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
302	Chester, VA	Bermuda Square	1978	2003	100%	82	$1,467	$17.92	Martin's
303	Dumfries, VA	Fortuna Center Plaza	2006	2013	100%	105	$1,592	$15.75	Shoppers Food Warehouse, Target (Not Owned)
304	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$4,897	$19.76	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
305	Glen Allen, VA	Creeks at Virginia Centre	2002	2007	15%	266	$3,905	$15.27	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
306	Midlothian, VA	Chesterfield Crossing	2000	2007	100%	89	$1,261	$14.60	2nd & Charles, Home Depot (Not Owned), Walmart (Not Owned)
307	Midlothian, VA	Commonwealth Center	2002	2007	100%	166	$2,668	$16.26	Michaels, Stein Mart, The Fresh Market
308	Newport News, VA	Jefferson Plaza	1999	2007	100%	47	$816	$17.36	Costco (Not Owned), The Fresh Market

DDR Corp.

Shopping Center Property List at December 31, 2016

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
309	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,653	$21.66	American Family Fitness (Not Owned), Barnes & Noble, Regal Cinemas, Skate Nation (Not Owned)
310	Richmond, VA	White Oak Village	2008	2014	5%	432	$5,896	$15.61	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned)
311	Springfield, VA	Springfield Center	1999	2007	100%	177	$3,637	$20.57	Barnes & Noble, Bed Bath & Beyond, DSW, hhgregg, Michaels, The Tile Shop
312	Virginia Beach, VA	Indian Lakes Crossing	2008	2014	5%	71	$1,056	$15.22	Harris Teeter
313	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$249	$3.69	Kroger
314	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,570	$11.05	Books-A-Million, HomeGoods, Kohl's, Martin's
315	Winchester, VA	Winchester Station	2005	2014	5%	183	$2,713	$14.95	Bed Bath & Beyond, hhgregg, Michaels, Ross Dress for Less, Walmart (Not Owned)

	Washington
316	Vancouver, WA	Orchards Market Center	2005	2013	100%	178	$2,837	$16.37	Big 5 Sporting Goods (Not Owned), Jo-Ann, LA Fitness, Office Depot, Sportsman's Warehouse

	Wisconsin
317	Brookfield, WI	Shoppers World Brookfield	1967	2003	100%	203	$1,785	$10.93	Burlington, Pick 'n Save (Not Owned), Ross Dress for Less, Xperience Fitness
318	Brown Deer, WI	Marketplace of Brown Deer	1989	2003	100%	405	$3,393	$9.26	Burlington, Michaels, OfficeMax, Pick 'n Save, Ross Dress for Less, T.J. Maxx
319	West Allis, WI	West Allis Center	1968	2003	100%	264	$1,661	$6.41	Kohl's, Marshalls/HomeGoods, Menards (Not Owned), Pick 'n Save

(1)	Calculated as total annualized base rentals divided by Company-Owned GLA actually leased as of December 31, 2016.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2016
First	$17.81	$15.355	$0.19
Second	18.59	16.50	0.19
Third	19.92	17.00	0.19
Fourth	17.32	14.672	0.19
2015
First	$20.405	$18.09	$0.1725
Second	19.115	15.44	0.1725
Third	16.94	14.71	0.1725
Fourth	17.46	15.25	0.1725

As of February 10, 2017, there were 6,293 record holders and approximately 27,000 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2017 dividend policy that it believes will continue to result in sufficient free cash flow, while still adhering to REIT payout requirements.  In February 2017, the Company declared its first-quarter 2017 dividend of $0.19 per common share, payable on April 4, 2017, to shareholders of record at the close of business on March 16, 2017.

The decision to declare and pay future dividends on the common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.  The Company is required by the Code to distribute at least 90% of its REIT taxable income.  The Company intends to continue to declare quarterly dividends on its common shares; however, there can be no assurances as to the timing and amounts of future dividends.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2016, approximately 54% of the Company’s distributions to shareholders constituted a return of capital and approximately 46% constituted taxable ordinary income dividends.

Certain of the Company’s indentures contain financial and operating covenants including the requirement that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares.  Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2016	2,520	$16.64	—	—
November 1–30, 2016	1,183	15.32	—	—
December 1–31, 2016	18,745	15.26	—	—
Total	22,448	$15.42	—	—

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Revenues	$1,005,805	$1,028,071	$985,675	$829,935	$707,087
Expenses:
Rental operations	277,084	293,693	281,107	239,179	208,261
Impairment charges	110,906	279,021	29,175	19,044	46,741
General and administrative	76,101	73,382	84,484	79,556	76,444
Depreciation and amortization	389,519	402,045	402,825	296,560	219,902
	853,610	1,048,141	797,591	634,339	551,348
Interest income	37,054	29,213	15,927	23,541	15,800
Interest expense	(217,589)	(241,727)	(237,120)	(214,370)	(197,641)
Loss on debt retirement, net	—	—	—	—	(13,495)
Other income (expense), net	3,322	(1,739)	(12,262)	(6,408)	(17,806)
	(177,213)	(214,253)	(233,455)	(197,237)	(213,142)
Loss before earnings from equity method investments and other items	(25,018)	(234,323)	(45,371)	(1,641)	(57,403)
Equity in net income (loss) of joint ventures	15,699	(3,135)	10,989	6,819	35,250
Impairment of joint venture investments	—	(1,909)	(30,652)	(980)	(26,671)
(Loss) gain on sale and change in control of interests, net	(1,087)	7,772	87,996	19,906	78,127
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,781)	(6,286)	(1,855)	(2,685)	(1,131)
(Loss) income from continuing operations	(12,187)	(237,881)	21,107	21,419	28,172
Income (loss) from discontinued operations	—	—	89,398	(31,267)	(59,364)
(Loss) income before gain on disposition of real estate	(12,187)	(237,881)	110,505	(9,848)	(31,192)
Gain on disposition of real estate, net of tax	73,386	167,571	3,060	467	5,863
Net income (loss)	$61,199	$(70,310)	$113,565	$(9,381)	$(25,329)
(Income) loss attributable to non-controlling interests, net	(1,187)	(1,858)	3,717	(794)	(493)
Net income (loss) attributable to DDR	$60,012	$(72,168)	$117,282	$(10,175)	$(25,822)

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Earnings per share data – Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.10	$(0.27)	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to DDR shareholders	—	—	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.10	$(0.27)	$0.25	$(0.14)	$(0.21)
Weighted-average number of common shares	365,294	360,946	358,122	326,426	291,726
Earnings per share data – Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.10	$(0.27)	$0.00	$(0.04)	$(0.01)
Income (loss) from discontinued operations attributable to DDR shareholders	—	—	0.25	(0.10)	(0.20)
Net income (loss) attributable to common shareholders	$0.10	$(0.27)	$0.25	$(0.14)	$(0.21)
Weighted-average number of common shares	365,561	360,946	358,122	326,426	291,726
Dividends declared	$0.76	$0.69	$0.62	$0.54	$0.48

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Real estate (at cost)	$9,244,058	$10,128,199	$10,335,785	$10,228,061	$8,639,111
Real estate, net of accumulated depreciation	7,247,882	8,065,300	8,426,200	8,401,082	6,968,394
Investments in and advances to joint ventures	454,131	467,732	414,848	448,008	613,017
Total assets	8,197,518	9,097,088	9,519,412	9,662,992	8,022,750
Total indebtedness	4,493,968	5,139,537	5,212,224	5,264,593	4,286,056
Total equity	3,246,012	3,463,469	3,797,528	3,927,879	3,366,460

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$462,915	$434,587	$420,282	$373,974	$304,196
Investing activities	472,090	(54,488)	153,196	(897,859)	(588,430)
Financing activities	(926,992)	(378,772)	(638,635)	579,319	274,763

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of December 31, 2016, the Company’s portfolio consisted of 319 shopping centers (including 152 shopping centers owned through joint ventures).  These properties consist of 305 shopping centers owned in the United States and 14 in Puerto Rico.  At December 31, 2016, the Company owned and managed approximately 106 million total square feet of gross leasable area (“GLA”), through all its properties (wholly-owned and joint venture).  The Company also owns more than 650 acres of undeveloped land, including joint venture interests in land.  At December 31, 2016, the aggregate occupancy of the Company’s portfolio was 93.3%, and the average annualized base rent per occupied square foot was $15.00.

Current Strategy

In July 2016, the Company named Thomas F. August as president and chief executive officer.  The Company’s management, led by Mr. August, has been reevaluating its overall strategy and key objectives.  The Company continues to be focused on creating shareholder value through disciplined capital allocation and best-in-class operations that it believes should translate into net asset value growth over time.  The Company is also committed to continuing to improve its balance sheet by lowering its risk profile and cost of capital, which it believes will have the effect of enhancing its overall asset portfolio quality.  The keys to achieving these objectives include using proceeds from the sale of less strategic shopping centers to repay debt and lower leverage.  The Company is also evaluating investment specific alternatives to reduce its exposure in Puerto Rico and recycle any related sale proceeds toward its deleveraging effort.  The Company is committed to owning and investing in market dominant, high-quality, open-air retail real estate shopping centers occupied by best-in-class retailers; a strategy it believes will continue to improve portfolio quality, credit quality of cash flows and property-level operating results.  The Company focuses on leasing space to retailers that it believes are gaining market share and are most successful in adapting to an omni-channel retailing world.

Existing growth opportunities include rental increases, continued lease-up of the portfolio and selective redevelopment projects.  These opportunities include expansion and redevelopment to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers providing retailers with the preferred footprint and should generate higher blended rental rates.  The Company strives to be the preeminent landlord and the first choice for the nation’s leading retailers looking to lease space.

The Company’s core competencies include the following:

•	Being the preeminent landlord for tenants and joint venture partners;
•	Strong tenant relationships with the nation’s leading retailers, maintained through a national tenant account program;
•

An asset management department tasked with constructing the optimal portfolio to achieve long-term growth and value creation after capital expenditures and with identifying asset-level opportunities, risks, competition and trends;

•

An investment department focused on maximizing sales proceeds from disposition targets, as well as selectively acquiring well-located, quality shopping centers that have leases at below-market rental rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•

An experienced leasing department dedicated to identifying and taking advantage of an evolving retail landscape and retailer repositioning in order to lease its shopping centers to the highest credit quality retailers possible;

•	A development/redevelopment department focused on identifying viable projects with attractive returns while adhering to disciplined underwriting standards;
•	A capital markets department with broad and diverse relationships with capital providers that facilitate access to secured and unsecured, public and private capital;

•	An experienced funds management group dedicated to generating consistent returns and providing quality reporting for institutional partners;
•	A corporate information technology and accounting group aggressively adopting new technologies to drive efficiency and performance through all operations and
•	An overall focus on long-term net asset value creation underlying all investment decisions.

Transaction and Capital Markets Highlights

During 2016, the Company completed $1.1 billion of real estate transactions and financing activities, including the following:

•

Sold 50 shopping centers and land parcels for $1.0 billion (including 17 shopping centers held in joint ventures), or $833.3 million at the Company’s share, and repaid $634.8 million in debt with the net proceeds;

•	Acquired two shopping centers valued at $0.1 billion and
•	Paid an annual cash dividend of $0.76 per common share, an increase of 10.1% from 2015.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2016 as evidenced by the achievement of the following:

•	Signed leases and renewals for approximately 9 million square feet of GLA, which included 1.8 million square feet of new leasing volume;
•	Achieved blended leasing spreads of 9.1% for both new leases and renewals at DDR’s share;
•	Increased the annualized base rent per occupied square foot to $15.00 at December 31, 2016, as compared to $14.48 at December 31, 2015, an increase of 3.6%;
•

Continued strong aggregate occupancy at 93.3% at December 31, 2016 and December 31, 2015.  The 2016 occupancy rate reflects the unabsorbed vacancy resulting from 0.5 million square feet of GLA related to The Sports Authority and Golfsmith bankruptcies and

•	Placed nearly $200 million of development and redevelopment projects in service.

Retail Environment

The Company continues to see strong demand from a broad range of retailers for its space, even as many retailers continue to adapt to an omni-channel retail environment.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced store closures and/or reduced expansion plans, many retailers, specifically those in the value and convenience category, continue to have aggressive store opening plans for 2018 and 2019.  Many of the Company’s largest tenants, including TJX Companies, Walmart, PetSmart, Dick’s Sporting Goods, Ross Stores and Ulta, have reported increased same-store sales on an annual basis, and remained well capitalized while outperforming other retail categories on a relative basis.  The Company has also been increasing its leasing to specialty grocers, which is an expanding category with strong traffic generation. Approximately 70% of the Company’s properties have a grocery component.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2016 (footnotes apply to all further references to noted tenants):

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	3.8%	4.4%
2.	Bed Bath & Beyond(B)	3.4%	3.6%
3.	PetSmart	2.9%	2.6%
4.	Walmart(C)	2.7%	5.8%
5.	Kohl's	2.4%	4.3%
6.	AMC Theatres	2.3%	1.2%
7.	Best Buy	2.3%	2.1%
8.	Dick's Sporting Goods(D)	2.2%	2.2%
9.	Ross Stores(E)	2.0%	2.6%
10.	Michaels	1.9%	2.0%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods and Sierra Trading

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Walmart, Sam’s Club and Neighborhood Market

(D)	Includes Dick’s Sporting Goods and Golf Galaxy

(E)	Includes Ross Dress for Less and dd’s Discounts

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2016:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies	4.0%	4.5%	3.4%	4.4%
Bed Bath & Beyond	3.4%	3.7%	2.7%	3.1%
PetSmart	2.9%	2.6%	2.9%	2.5%
Walmart	2.9%	6.2%	1.0%	1.8%
Kohl's	2.4%	4.4%	1.8%	3.0%
Best Buy	2.4%	2.2%	2.0%	1.6%
AMC Theatres	2.3%	1.2%	1.8%	1.0%
Dick's Sporting Goods	2.2%	2.2%	2.9%	3.1%
Ross Stores	1.9%	2.5%	2.4%	3.4%
Michaels	1.9%	2.0%	1.9%	2.0%
Ahold USA(F)	0.4%	0.4%	2.0%	1.4%
Publix	0.1%	0.2%	3.6%	5.2%

(F)	Includes Stop & Shop, Martin’s and Food Lion

The Company leased approximately 9 million square feet of GLA, including 374 new leases and 847 renewals, for a total of 1,221 leases executed in 2016.  The Company continued to execute both new leases and renewals at positive rental spreads.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  At December 31, 2016, the Company had 814 leases expiring in 2017 with an average base rent per square foot of $14.68.  For the comparable leases executed in 2016, the Company generated positive leasing spreads on a pro rata basis of 20.6% for new leases and 7.5% for renewals, or 9.1% on a blended basis.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

Five-Year Blended Lease Spreads

For new leases executed during 2016, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.77 per rentable square foot over the lease term.  The weighted-average cost of tenant improvements and lease commissions ranged from $2.92 to $4.89 over the five years ended December 31, 2016. The Company generally does not expend a significant amount of capital on lease renewals.

Year in Review—2016 Financial Results

For the year ended December 31, 2016, net income attributable to common shareholders increased compared to 2015 primarily due to lower impairment charges recorded in 2016, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt utilizing the proceeds from shopping center sales.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2016	2015
Net income (loss) attributable to common shareholders	$37,637	$(94,543)
FFO attributable to common shareholders	$466,160	$348,300
Operating FFO attributable to common shareholders	$468,392	$446,190
Earnings per share – Diluted	$0.10	$(0.27)

The management team, led by Mr. August, has been reevaluating its overall strategy and key objectives.  As part of the Company’s strategic plan, the Company and its Board of Directors have identified deleveraging as one of its top priorities to further lower its risk profile and cost of capital.  During 2016, Management and Board of Directors elected to increase the volume of asset sales and use proceeds to make accelerated progress on the Company’s deleveraging goals.  As a result of the decision to increase asset sales, the Company sold 50 shopping centers and land parcels for $1.0 billion (including 17 shopping centers held in joint ventures), or $833.3 million at the Company’s share, and recorded a related $110.9 million in consolidated impairment charges on certain of those assets as well as other shopping centers that management identified as short-term disposition candidates.

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements, the changes in certain key items and the factors that accounted for changes in the financial statements, as well as critical accounting policies that affected these financial statements.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these financial statements, management has used available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize.  Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties.  Accordingly, actual results could differ from these estimates.  In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  In 2014, the Financial Accounting Standards Board (“FASB”) issued Revenue from Contracts with Customers, which will be effective for the Company in 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  This new standard and its impact on the Company is more fully described in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards to Be Adopted,” of the Company’s consolidated financial statements included herein.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments that may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms, and the amount of loss can be reasonably estimated.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group.  As such, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms.  Interest income on non-performing loans is generally recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Investments in Joint Ventures—Impairment Assessment

The Company has a number of off-balance sheet joint ventures with varying structures.  On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such loss is deemed to be other than temporary.  To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

COMPARISON OF 2016, 2015 AND 2014 RESULTS OF OPERATIONS

For the comparison of 2016 to 2015, shopping center properties owned as of January 1, 2015, and for the comparison of 2015 to 2014, shopping center properties owned as of January 1, 2014, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under development or redevelopment and those sold by the Company. The Company did not have any asset sales that qualified for discontinued operations presentation in 2016 or 2015.  The Company’s 2014 consolidated financial statements present asset sales as discontinued operations.

Revenues from Operations (in thousands)

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Base and percentage rental revenues(A)	$708,818	$726,004	$693,787	$(17,186)	$32,217
Recoveries from tenants(B)	238,419	246,719	230,987	(8,300)	15,732
Fee and other income(C)	58,568	55,348	60,901	3,220	(5,553)
Total revenues	$1,005,805	$1,028,071	$985,675	$(22,266)	$42,396

(A)	The changes were due to the following (in millions):

	2016 vs. 2015	2015 vs. 2014
	Increase (Decrease)	Increase (Decrease)
Acquisition of shopping centers	$14.7	$37.7
Comparable Portfolio Properties	14.6	9.1
Development or redevelopment properties	3.4	1.5
Disposition of shopping centers in 2016 and 2015	(49.2)	(15.6)
Straight-line rents	(0.7)	(0.5)
Total	$(17.2)	$32.2

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios: combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,
	2016	2015	2014
Centers owned	319	367	415
Aggregate occupancy rate	93.3%	93.3%	93.5%
Average annualized base rent per occupied square foot	$15.00	$14.48	$13.91

	Wholly-Owned Shopping Centers December 31,
	2016	2015	2014
Centers owned	167	198	226
Aggregate occupancy rate	93.2%	93.3%	93.9%
Average annualized base rent per occupied square foot	$15.54	$14.80	$14.22

	Joint Venture Shopping Centers December 31,
	2016	2015	2014
Centers owned	152	169	189
Aggregate occupancy rate	93.4%	93.1%	92.8%
Average annualized base rent per occupied square foot	$14.17	$13.95	$13.38

The Comparable Portfolio Properties’ aggregate occupancy rate was 93.7% at December 31, 2016, as compared to 94.3% and 93.6% at December 31, 2015 and 2014, respectively.  The Comparable Portfolio Properties average annualized base rent per occupied square foot was $15.67, $14.70 and $14.01, as of December 31, 2016, 2015 and 2014, respectively.

Comparison of 2016 to 2015

The increase in the average annualized base rent per occupied square foot primarily was due to the change in the mix of the Company’s portfolio, as well as continued leasing of the existing portfolio at positive rental spreads.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 95.7%, 95.0% and 92.1% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2016, 2015 and 2014, respectively.  The overall increased percentage of recoveries from tenants over the three-year period primarily was attributable to the disposition of assets with lower recovery rates.

(C)	Composed of the following (in millions):

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Management, development and other fee income	$36.3	$33.0	$31.9	$3.3	$1.1
Ancillary and other property income	18.7	19.0	24.3	(0.3)	(5.3)
Lease termination fees	3.5	2.8	4.1	0.7	(1.3)
Other	0.1	0.5	0.6	(0.4)	(0.1)
	$58.6	$55.3	$60.9	$3.3	$(5.6)

Comparison of 2016 to 2015

The revenues classified as management, development and other fee income are generated from the Company’s unconsolidated joint ventures.  The Company recorded additional asset management fee income of $3.1 million in the second quarter of 2016 related to an amendment of the provisions in the management agreement for one joint venture.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods. The Company’s property management agreements contain cancellation provisions.  Additionally, certain of the Company’s joint venture partners may dispose of shopping centers under DDR’s management that would impact the amount of fee income recorded in future periods.

Comparison of 2015 to 2014

The decrease in ancillary and other property income primarily was due to the termination of the Company’s operating agreement with certain entertainment operations at a property under redevelopment in the third quarter of 2014.  After considering the related operating expenses associated with the operating agreement, the impact of the termination on the Company’s results was immaterial.

Expenses from Operations (in thousands)

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Operating and maintenance(A)	$131,177	$144,611	$142,336	$(13,434)	$2,275
Real estate taxes(A)	145,907	149,082	138,771	(3,175)	10,311
Impairment charges(B)	110,906	279,021	29,175	(168,115)	249,846
General and administrative(C)	76,101	73,382	84,484	2,719	(11,102)
Depreciation and amortization(A)	389,519	402,045	402,825	(12,526)	(780)
	$853,610	$1,048,141	$797,591	$(194,531)	$250,550
(A)	The changes were due to the following (in millions):

Comparison of 2016 to 2015

	2016 vs. 2015 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.8	$3.6	$9.4
Comparable Portfolio Properties	(4.8)	4.5	3.6
Development or redevelopment properties	0.9	0.4	(7.9)
Disposition of shopping centers in 2016	(11.3)	(11.7)	(17.6)
	$(13.4)	$(3.2)	$(12.5)

Depreciation expense for development or redevelopment properties was greater in 2015 primarily as of result of accelerated depreciation charges related to changes in the useful lives of certain assets.  This expense was offset by assets placed in service in 2016.

Comparison of 2015 to 2014

	2015 vs. 2014 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$7.3	$7.8	$34.4
Comparable Portfolio Properties	1.0	3.9	(19.9)
Development or redevelopment properties	(3.7)	1.1	(6.8)
Disposition of shopping centers in 2015	(2.3)	(2.5)	(8.5)
	$2.3	$10.3	$(0.8)

The decrease in depreciation expense for the Comparable Portfolio Properties was primarily attributable to assets becoming fully amortized in 2014.  The decrease in development or redevelopment properties was attributable to accelerated depreciation charges related to changes in the estimated useful lives of certain assets in 2014.

(B)

The Company recorded impairment charges during the years ended December 31, 2016, 2015 and 2014, primarily related to shopping center assets and land marketed for sale. The impairment charges recorded in 2016 related to 20 operating shopping centers as a result of a decision by senior management and the Board of Directors to increase the volume of asset sales over a 12- to 18-month period beyond the level contemplated in 2015 to achieve new deleveraging goals.  The impairment charges in 2015 related to 25 operating shopping centers and five parcels of land previously held for future development. Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.  Impairment charges reflected in discontinued operations for the year ended December 31, 2014, were $8.9 million.  These impairments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses for the years ended December 31, 2016, 2015 and 2014, were approximately 5.0%, 4.7% and 5.4% of total revenues, respectively, including total revenues of unconsolidated joint ventures, managed properties and discontinued operations (in 2014).  The decrease in expense in 2015 compared to 2014 primarily was due to the change in the Company’s executive structure, as well as lower travel, professional fees and advertising expenses.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Upon adoption of the leasing standard in 2019, the Company expects that certain general and administrative expenses that are capitalized in 2016 may be required to be expensed.  Included in general and administrative expenses in 2014 is a $5.4 million charge related to the separation of the Company’s former Chief Executive Officer, the terms of which were pursuant to a separation agreement executed on December 31, 2014.

Other Income and Expenses (in thousands)

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Interest income(A)	$37,054	$29,213	$15,927	$7,841	$13,286
Interest expense(B)	(217,589)	(241,727)	(237,120)	24,138	(4,607)
Other income (expense), net(C)	3,322	(1,739)	(12,262)	5,061	10,523
	$(177,213)	$(214,253)	$(233,455)	$37,040	$19,202
(A)

The change in the amount of interest income recognized in each of the three years primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Strategic Transaction Activity).  The Company had a preferred equity investment of $386.1 million plus $7.2 million of accrued interest at December 31, 2016, with an annual interest rate of 8.5% due from its two joint ventures with Blackstone. Blackstone may sell certain assets owned through the joint venture and use the proceeds to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods (see Strategic Transaction Activity).  The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Weighted-average loan receivable outstanding (in millions)	$439.8	$351.4	$181.0
Weighted-average interest rate	8.5%	8.5%	9.1%
(B)	The weighted-average debt outstanding, including amounts allocated to discontinued operations (in 2014), and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Weighted-average debt outstanding (in billions)	$4.9	$5.2	$5.3
Weighted-average interest rate	4.5%	4.8%	5.0%

The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and debt issuance costs) at December 31, 2016, 2015 and 2014, was 4.5%, 4.6% and 4.8%, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $3.1 million for the year ended December 31, 2016, compared to $6.7 million and $8.7 million for the comparable periods in 2015 and 2014.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year.

For the year ended December 31, 2014, $9.9 million of interest expense was classified as discontinued operations.  As a result, when this amount is appropriately considered in the year-over-year comparison, the change in interest expense was immaterial.

(C)	Other income (expense) was composed of the following (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Transaction and other income (expense), net	$3.8	$(0.7)	$(9.2)
Debt extinguishment (costs) gain, net	(0.5)	(1.0)	0.6
Litigation-related expenses	—	—	(3.2)
Note receivable reserve	—	—	(0.5)
	$3.3	$(1.7)	$(12.3)

Transaction and other income (expense), net

In 2016, 2015 and 2014, the Company incurred $0.3 million, $1.0 million and $3.0 million, respectively, in transaction costs related to the acquisition of shopping centers.  In 2014, the Company recorded a charge of $7.3 million, as a result of net termination fees paid to major tenants in connection with two redevelopments.  The 2014 expenses were partially offset by a gain recorded on the sale of securities of $1.4 million.  Upon adoption of the new business combination standard, the Company anticipates that the majority of the transaction costs incurred related to the acquisition of shopping centers will be capitalized to real estate assets.

Litigation-related expenses and notes receivable reserve

Litigation-related expenses in 2014 include costs incurred by the Company to defend the litigation arising from joint venture assets that were owned through the Company’s investments with the Coventry II Fund.  This litigation was settled in 2015.  In 2014, the Company recorded a loan loss reserve based upon the estimated collateral value of a non-performing note receivable.  In the fourth quarter of 2015, the Company sold the note receivable associated with this loan loss reserve.  As a result, the related aggregate loan loss reserve of $4.8 million was reversed, and income of $2.9 million was recognized and classified as Gain on Disposition of Real Estate in the consolidated statement of operations.

Other Items (in thousands)

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Equity in net income (loss) of joint ventures(A)	$15,699	$(3,135)	$10,989	$18,834	$(14,124)
Impairment of joint venture investments(B)	—	(1,909)	(30,652)	1,909	28,743
(Loss) gain on sale and change in control of interests, net(C)	(1,087)	7,772	87,996	(8,859)	(80,224)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(D)	(1,781)	(6,286)	(1,855)	4,505	(4,431)
(A)	The changes in equity in net income were due to the following:

Comparison of 2016 to 2015

The increase in equity in net income of joint ventures for the year ended December 31, 2016, compared to the prior year, primarily was a result of the sale of 11 assets by one unconsolidated joint venture in 2016, of which the Company’s share of the gain was $13.5 million, as well as higher impairment charges in 2015.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

Comparison of 2015 to 2014

The decrease in equity in net income of joint ventures for the year ended December 31, 2015, compared to the prior year, primarily was a result of higher impairment charges in 2015 as well as the sale of joint venture investments in 2014 and 2015 and the related transactional impact.  This decrease was partially offset by the impact of the Company’s investments in joint ventures formed with Blackstone in the fourth quarter of 2014 and the fourth quarter of 2015.  In addition, in 2014, the Company recorded a gain of $83.7 million from its sale of its 50% interest in assets in Brazil.

(B)

The other than temporary impairment charges of the joint venture investments are more fully described in Note 12, “Impairment Charges and Impairment of Joint Venture Investments,” of the Company’s consolidated financial statements included herein.

(C)

The Gain on Sale and Change in Control of Interests primarily is driven by the Company’s strategy to recycle assets, including those held through unconsolidated joint venture investments.  In 2016, the Company divested its interest in an approximately 25%-owned joint venture.  The Company acquired its partners’ interests in nine shopping centers (one in 2015 and eight in 2014).  As these properties were previously unconsolidated, the Company accounted for these transactions as step acquisitions and recorded an aggregate net gain on change in control. In 2015, these gains were offset by a loss on sale associated with the Company’s disposition of its 50% investment in a property management company to its joint venture partner.  In addition, in 2014, the Company recorded a gain from the sale of its 50% interest in assets in Brazil.  This gain includes the release of $19.7 million of foreign currency translation from Accumulated Comprehensive Income.

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

Discontinued Operations (in thousands)

In 2014, the Company sold 35 properties and recorded loss from discontinued operations of $6.6 million and gain on disposition of real estate of $96.0 million.  Included in the reported loss for the year ended December 31, 2014, was $8.9 million of impairment charges related to assets classified as discontinued operations.  The asset sales in 2016 and 2015 do not represent a strategic shift in the Company’s business plan and therefore, are not accounted for as discontinued operations.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

				2016	2015
				vs.	vs.
				2015	2014
	2016	2015	2014	$ Change	$ Change
Gain on disposition of real estate, net(A)	$73,386	$167,571	$3,060	$(94,185)	$164,511
(Income) loss attributable to non-controlling interests, net(B)	(1,187)	(1,858)	3,717	671	(5,575)
Net income (loss) attributable to DDR(C)	60,012	(72,168)	117,282	132,180	(189,450)
(A)

For 2016 and 2015, the gain on disposition of real estate is more fully described in Note 13, “Disposition of Real Estate and Real Estate Investments and Discontinued Operations,” of the Company’s consolidated financial statements included herein.  For 2014, the amount is generally attributable to the sale of land.  The sales of land did not meet the criteria for discontinued operations because the land did not have any significant operations prior to disposition.

(B)

Change in non-controlling interests for the year ended December 31, 2014, primarily was the result of the net gain/loss allocated to the minority partners related to the sale of undeveloped land in Russia and Canada and the sale of a shopping center asset in 2014.  In 2014, the Company divested all of its interests in assets outside North America.

(C)

For the year ended December 31, 2016, the increase in net income attributable to DDR compared to 2015 primarily was due to lower impairment charges recorded in 2016 triggered by an acceleration of the Company’s asset disposition plans, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.  For the year ended December 31, 2015, the decrease in net income attributable to DDR compared to 2014 primarily was due to a greater amount of impairment charges recorded in 2015.

NON-GAAP FINANCIAL MEASURES

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs.  FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in millions):

	For the Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
	2016	2015	2014	$ Change	$ Change
FFO attributable to common shareholders	$466.2	$348.3	$359.6	$117.9	$(11.3)
Operating FFO attributable to common shareholders	468.4	446.2	420.4	22.2	25.8

Comparison of 2016 to 2015

The increase in FFO for the year ended December 31, 2016, compared to 2015, primarily was due to lower impairment charges of non-depreciable assets recorded in 2016 than the prior year, the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales.  The increase in Operating FFO for the year ended December 31, 2016, compared to 2015, primarily was due to the same factors impacting FFO.

Comparison of 2015 to 2014

The decrease in FFO for the year ended December 31, 2015, compared to 2014, primarily was due to an increase in impairment charges of non-depreciable assets, offset by the 2015 growth.  The increase in Operating FFO for the year ended December 31, 2015, compared to 2014, primarily was due to the impact of shopping center acquisitions as well as organic growth and continued lease up within the portfolio.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in millions).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common shareholders	$37.6	$(94.5)	$91.3
Depreciation and amortization of real estate investments	381.2	393.9	410.2
Equity in net (income) loss of joint ventures	(15.7)	3.1	(11.0)
Impairment of depreciable joint venture investments	—	1.9	—
Joint ventures' FFO(A)	26.0	27.6	30.3
Non-controlling interests (OP Units)	0.3	0.6	0.7
Impairment of depreciable real estate assets, net of non-controlling interests	110.9	179.7	19.4
Gain on disposition of depreciable real estate	(74.1)	(164.0)	(181.3)
FFO attributable to common shareholders	466.2	348.3	359.6
Impairment charges – non-depreciable assets	—	99.3	49.3
Executive separation charges	—	2.6	5.6
Other (income) expense, net(B)	0.6	2.3	13.7
Equity in net loss of joint ventures – currency adjustments, debt extinguishment costs and transaction costs	—	0.2	1.1
Gain on sale and change in control of interests, net	—	(7.8)	(4.3)
Tax expense (primarily Puerto Rico restructuring)	(0.3)	4.4	—
Loss (gain) on disposition of non-depreciable real estate, net of non-controlling interests and foreign currency	1.9	(3.1)	(6.5)
Write-off of preferred share original issuance costs	—	—	1.9
Non-operating items, net	2.2	97.9	60.8
Operating FFO attributable to common shareholders	$468.4	$446.2	$420.4

(A)

At December 31, 2016, 2015 and 2014, the Company had an economic investment in unconsolidated joint venture interests related to 151, 168 and 188 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to unconsolidated joint ventures	$27.0	$(62.5)	$(2.6)
Depreciation and amortization of real estate investments	195.2	207.8	164.7
Impairment of depreciable real estate assets	13.6	52.7	32.7
(Gain) loss on disposition of depreciable real estate, net	(57.0)	(17.2)	18.7
FFO	$178.8	$180.8	$213.5
FFO at DDR's ownership interests	$26.0	$27.6	$30.3
Operating FFO at DDR's ownership interests	$26.0	$27.8	$31.4

(B)	Amounts included in other income/expense as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Transaction and other (income) expense, net	$0.1	$1.3	$10.6
Debt extinguishment costs (gain), net	0.5	1.0	(0.6)
Litigation-related expenses	—	—	3.2
Note receivable reserve	—	—	0.5
	$0.6	$2.3	$13.7

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons or to further strengthen the financial position of the Company.  In 2016, the Company strengthened its balance sheet by lowering leverage through the utilization of net proceeds from assets sales to retire both secured and unsecured borrowings.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $4.5 billion at December 31, 2016, compared to $5.1 billion and $5.2 billion at December 31, 2015 and 2014, respectively.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at December 31, 2016) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2016, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2017 and beyond.

Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated.  Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations.  These facts, and an inability to predict future economic conditions, have led the Company to continue to lower its balance sheet risk and increase financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at December 31, 2016 (in millions):

Cash and Cash Equivalents	$30.4
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	—
Letters of credit	(1.1)
Borrowing capacity available	$798.9

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

Equity

The Company has a $250 million continuous equity program.  At February 10, 2017, the Company had $250.0 million available for the future issuance of common shares under that program.

Consolidated Mortgage Indebtedness

The following depicts the Company’s consolidated debt maturities at December 31, 2016 through February 2018, after deducting debt that has refinancing options, and compares that amount to the availability of the Revolving Credit Facilities (in millions):

Senior Notes	$300.0
Unsecured Term Loan(A)	400.0
Secured Term Loan(A)	200.0
Mortgage Indebtedness(A)	188.7
Total 2017 debt maturities	1,088.7
January and February 2018 debt maturities	27.6
1,116.3
Less loans with extension options(A)	(626.2)
Less repayments made through February 10, 2017	(33.2)
$456.9

Borrowing capacity available on Revolving Credit Facilities	$798.9

(A)	Debt maturity is expected to be extended at the Company’s option in accordance with the loan agreement.

The Company believes that the combination of available cash, cash flows expected to be generated from asset sales and operations and borrowings from Revolving Credit Facilities will be sufficient to satisfy the Company’s current and planned capital spending requirements and debt repayments for the next twelve months.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors).

Management believes the scheduled debt maturities in 2017 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company continues to evaluate its debt maturities through executing a strategy to extend debt duration, lower leverage, increase liquidity and improve the Company’s credit ratings with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of December 31, 2016

The Company’s joint venture, DDR Domestic Retail Fund I, has $899.2 million of debt maturing in 2017 and 2018, of which the Company’s proportionate share is $179.8 million.  The joint venture expects to refinance these obligations, which could require the Company to fund additional capital.  The Company’s joint venture, DDRTC Core Retail Fund, LLC, has $142.1 million of debt maturing in March 2017, of which the Company’s proportionate share is $21.3 million.  The joint venture repaid $47.1 million of this maturity in January 2017 and expects to repay the remaining debt maturity in March 2017 through a capital call from the partners, of which the Company’s total funding is expected to be approximately $14 million.  The Company has additional unconsolidated joint venture debt maturities aggregating $663.8 million of debt maturing in 2017, of which the Company’s proportionate share is $49.6 million.  It is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Cash flow provided by operating activities	$462,915	$434,587	$420,282
Cash flow provided by (used for) by investing activities	472,090	(54,488)	153,196
Cash flow used for financing activities	(926,992)	(378,772)	(638,635)

Changes in cash flow for the year ended December 31, 2016, compared to the prior year are described as follows:

Operating Activities:  Cash provided by operating activities increased $28.3 million primarily due to the following:

•	Reduced interest payments,
•	Payment of $16.8 million due to Puerto Rico tax restructuring costs in 2015 and
•	Assets acquired along with the continued growth in operating performance of the Company’s core assets, offset by asset dispositions.

Investing Activities:  Cash provided by investing activities increased $526.6 million primarily due to the following:

•	Additional proceeds of $269.8 million from disposition of real estate in 2016,
•	Lower real estate acquisitions and development spending of $172.8 million in 2016 and
•	Issuance of a note receivable of $82.6 million in 2015.

Financing Activities:  Cash used for financing activities increased $548.2 million primarily due to the following:

•	Net increase of $536.2 million in debt repayment and
•	Increase of $28.6 million in dividend payments.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $300.5 million in 2016, as compared to $272.4 million of cash dividends paid in 2015 and $246.9 million of cash dividends paid in 2014.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2016.

The Company declared cash dividends of $0.76 per common share in 2016.  In February 2017, the Company declared its first quarter 2017 dividend of $0.19 per common share payable on April 4, 2017, to shareholders of record at the close of business on March 16, 2017.  The Board of Directors of the Company expects to continue to monitor the 2017 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2017 Strategic Transaction Activity

In January 2017, the Company acquired an asset in Chicago, Illinois, aggregating 0.1 million square feet of Company-owned GLA, for a gross purchase price of $81.0 million.

2016 Strategic Transaction Activity

The Company followed its portfolio management strategy to lower leverage by utilizing proceeds from asset sales to repay outstanding debt and to acquire high-quality retail real estate occupied by best-in-class retailers.  Transactions are completed both on balance sheet and through off-balance sheet joint venture arrangements with top tier, well capitalized partners.

Acquisitions

In 2016, the Company acquired two shopping centers (Phoenix, Arizona, and Portland, Oregon).  These assets aggregated 0.6 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $146.8 million.

Dispositions

As part of the Company’s deleveraging strategy, the Company has been marketing less strategic assets for sale.  The disposition of certain assets could result in a loss recorded in future periods. The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

In 2016, the Company sold 33 shopping center properties, aggregating 7.3 million square feet, and land parcels, for an aggregate sales price of $797.0 million.  The Company recorded a net gain of $73.4 million.  The Company’s unconsolidated joint ventures sold 17 shopping center properties, aggregating 1.4 million square feet, for an aggregate sales price of $214.6 million, of which the Company’s proportionate share of the gain was $13.8 million.

Transactions with Blackstone

The Company has invested in several joint venture arrangements with Blackstone.  Each of the joint ventures is structured with Blackstone-affiliated entities owning 95% of the common equity and a consolidated affiliate of DDR owning the remaining 5%.  DDR also invested preferred equity in each joint venture.  The transactions completed are as follows:

Investments at December 31, 2016

•

BRE DDR Retail Holdings III

In 2014, a newly formed joint venture between a consolidated affiliate of the Company and Blackstone acquired 70 shopping centers, aggregating 11.4 million square feet of owned-GLA, in a transaction valued at $1.93 billion.  DDR invested $19.6 million in common equity and $300 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $436.8 million and new financing of $800.0 million. DDR provides customary leasing and management services and has the right of first offer to acquire 10 of the assets (“ROFO Assets”) under specified conditions consistent with past transactions with Blackstone.  In 2016 and 2015, the joint venture sold six assets and 14 assets, respectively, at an aggregate sales price of $44.1 million and $213.0 million, respectively.  At December 31, 2016, there are 50 assets remaining in this joint venture including the 10 ROFO Assets.

Blackstone is evaluating its strategy with respect to the assets held in this joint venture with could result in the sale of assets in 2017.  Any resulting proceeds of any such sales would first be used to repay the related first mortgage debt and then a portion of the remaining funds could be expected to be used to repay DDR’s preferred equity pursuant to the joint venture agreement terms.  Any repayment of the preferred equity would reduce the amount of interest income recorded by the Company.  Interest income recorded by DDR for the year ended December 31, 2016, was $26.4 million related to the investment in this joint venture.

•	BRE DDR Retail Holdings IV

In 2015, a newly formed joint venture between a consolidated affiliate of the Company and Blackstone acquired six shopping centers, aggregating 1.3 million square feet of owned-GLA, in a transaction valued at $250.1 million.  DDR invested $12.9 million in common equity and $82.6 million in preferred equity in the joint venture with a fixed preferred dividend rate of 8.5% per annum.  The joint venture was funded through assumed debt of $112.9 million.  DDR provides customary leasing and management services and has the right of first offer to acquire all six of the assets under specified conditions consistent with past transactions with Blackstone.  In 2016, $10.0 million of the preferred equity was repaid.

Prior Investments

•	BRE DDR Retail Holdings I

In 2014, DDR acquired Blackstone’s 95% interest in one shopping center for $14.8 million.  The Company recorded a Gain on Change in Control of Interests of $0.3 million related to this transaction in 2014.  There are no assets remaining in this joint venture.

•	BRE DDR Retail Holdings II

In 2014, the Company acquired sole ownership of all seven assets owned by the joint venture.  The transaction was valued at $395.3 million at 100%.  In connection with the closing, the Company assumed Blackstone’s 95% share of $233.3 million of mortgage debt, at face value, of which $28.0 million was repaid upon closing.  In addition, $31.2 million of the preferred equity interest previously funded by the Company was repaid upon closing.  The Company recorded a Gain on Change in Control of Interests of $4.0 million related to this transaction in 2014.

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

The Company will generally commence construction on various developments only after substantial tenant leasing has occurred and acceptable construction financing is available.  The Company will continue to closely monitor its expected spending in 2017 for developments and redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture development projects in 2017.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2016, the $2.0 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 144 acres of this land, which has a recorded cost basis of approximately $19 million, is available for future development.

Included in Construction in Progress and Land at December 31, 2016, were $30 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.  In 2015, the Company determined it would no longer pursue the development of certain of these assets.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, the Company has invested approximately $206 million in various consolidated active development and redevelopment projects and expects to bring at least $80 million of investments into service in 2017 on a net basis, after deducting sales proceeds from outlot sales.

At December 31, 2016, the Company had one significant consolidated development project, which was as follows (dollars in millions and GLA in thousands):

Location	Estimated/Actual Initial Owned Anchor Opening	Estimated Owned GLA	Estimated Gross Cost	Estimated Net Cost	Net Cost Incurred at December 31, 2016
Guilford Commons (New Haven, Connecticut)	4Q15	130	$69	$69	$68

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  The Company sold its major redevelopment asset in Pasadena, California, in January 2016 for a net gain that had net costs incurred of $20.7 million at the time of sale.  At December 31, 2016, the Company’s significant consolidated redevelopment projects were as follows (in millions):

Location	Estimated Gross Cost	Cost Incurred at December 31, 2016
Kenwood Square (Cincinnati, Ohio)	$31	$19
Belgate (expansion) (Charlotte, North Carolina)	26	17
Bermuda Square (Richmond, Virginia)	19	13
Plaza del Sol (expansion) (San Juan, Puerto Rico)	12	6
Other redevelopments	100	37
Total	$188	$92

For redevelopment assets completed in 2016, the assets placed in service were completed at a cost of approximately $127 per square foot, excluding a large-scale outlet project (completed at a cost of approximately $309 per square foot).

2015 and 2014 Strategic Transaction Activity

Acquisitions and Investments

In 2015, the Company acquired four shopping centers (Orange County, California; Orlando, Florida (two assets) and Houston, Texas).  These assets aggregated 1.2 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $219.1 million.  The Company assumed $33.0 million of mortgage debt at a fair value of $33.7 million at closing with these acquisitions.  The Company acquired its partner’s 80% interest in the asset in Orange County, California, included above, valued at $49.2 million in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.  The Company recorded a Gain on Change in Control of Interests of $14.3 million related to the acquisition of the interest in this asset from the joint venture.

In 2014, the Company acquired five shopping centers (Roseville, California; Colorado Springs, Colorado; Chicago, Illinois; Cincinnati, Ohio and Philadelphia, Pennsylvania).  In addition, the Company acquired its partner’s share of eight assets held through two joint ventures with Blackstone.  These assets aggregate 2.8 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $688.8 million.  The Company assumed $281.7 million of mortgage debt at a fair value of $293.3 million and issued 1.0 million Operating Partnership Units (“OP Units”) valued at $17.9 million at closing in connection with these acquisitions.  These OP Units were converted into DDR common shares in 2015.

Dispositions

In 2015, the Company sold 29 shopping center properties, aggregating 3.9 million square feet, plus non-income producing assets, for an aggregate sales price of $495.5 million.  The Company recorded a net gain of $167.6 million.  The Company’s unconsolidated joint ventures sold 16 shopping center properties, excluding the asset in Orange County, California, aggregating 1.7 million square feet, for an aggregate sales price of $289.7 million, of which the Company’s proportionate share of the gain was approximately $4.0 million.

In 2014, the Company sold 35 shopping center properties, aggregating 5.7 million square feet, and other consolidated non-income producing assets for an aggregate sales price of $654.0 million.  The Company recorded a net gain of $99.1 million.  One of the land parcels sold was the entire acreage of undeveloped land in Russia.  The Company’s unconsolidated joint ventures sold 37 shopping center properties, excluding those properties acquired by the Company as described above, aggregating 4.7 million square feet, for an aggregate sales price of $480.4 million, of which the Company’s proportionate share of the gain was approximately $11.9 million.

In 2014, the Company sold its entire investment in the Sonae Sierra Brazil BV Sarl (“SSB”) joint venture for $343.6 million to Mr. Alexander Otto, a director of the Company in 2015, and certain of his affiliates.  Through this investment, the Company owned an approximate 33% interest in Sonae Sierra Brasil, as well as an indirect ownership in the Parque Dom Pedro shopping center.  Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with Mr. Otto, which entities purchased a portion of the Company’s ownership in SSB.  The Company believed that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  Prior to the authorization of the transaction, an independent committee of the Company’s Board of Directors reviewed the relationship of the parties and the terms of the proposed transaction, among other things.  Upon concluding its review, the independent committee recommended the approval of the proposed transaction. After assessing the terms of the transaction and its favorability and fairness to the Company, the transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by Mr. Otto, including Dr. Finne, recusing themselves.

Development and Redevelopments

As part of its portfolio management strategy to develop, expand, improve and re-tenant various consolidated properties, the Company invested an aggregate of $247.3 million and $190.9 million in various development and redevelopment projects on a net basis, after deducting sales proceeds from outlot sales, during 2015 and 2014, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $3.0 billion and $3.2 billion at December 31, 2016 and 2015, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At December 31, 2016, the Company’s capitalization consisted of $4.5 billion of debt, $350.0 million of preferred shares and $10.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.27, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2016), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratios of 0.44 to 1.0 and 0.43 to 1.0 at December 31, 2015 and 2014, respectively.  The closing prices of the common shares on the New York Stock Exchange were $16.84 and $18.36 at December 31, 2015 and 2014, respectively.  The Company’s total debt consisted of the following (in billions):

	December 31,
	2016	2015
Fixed-rate debt(A)	$3.9	$4.3
Variable-rate debt	0.6	0.8
	$4.5	$5.1

(A)

Includes $76.9 million and $78.5 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at December 31, 2016 and 2015, respectively.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities.  Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch Ratings, Inc.  The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization.  Each rating should be evaluated independently of any other rating.  The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$4,505.9	$1,124.3	$675.0	$1,043.8	$1,662.8
Interest payments(A)	757.6	172.2	263.1	171.7	150.6
Operating leases	133.5	2.7	5.5	5.1	120.2
Total	$5,397.0	$1,299.2	$943.6	$1,220.6	$1,933.6

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2016, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2016, is assumed to remain in effect until the respective initial maturity date of each instrument.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $11.6 million for its consolidated properties at December 31, 2016.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

At December 31, 2016, the Company had letters of credit outstanding of $21.9 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days notice without penalty.  At December 31, 2016, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.3 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., disability insurance coverage, reimbursement of country or social club expenses related to the conduct of the Company’s business, etc.) and severance payments and benefits for various departure scenarios.  The employment agreement for the Company’s President and Chief Executive Officer extends through July 2019. The agreement for the Interim Chief Financial Officer and certain other senior executive officers extend through December 2018.  All of the agreements are subject to cancellation by either the Company or the executive without cause upon at least 90 days notice.

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

ECONOMIC CONDITIONS

The Company continues to believe there is a retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have aggressive store opening plans for 2018 and 2019.  This is evidenced by the continued volume of leasing activity, which was approximately 9 million square feet of space for new leases and renewals for the year ended December 31, 2016.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.8% and Bed Bath & Beyond at 3.4%).  Other significant tenants include Walmart, Target, PetSmart, Dick’s Sporting Goods, Ross Stores, AMC Theatres, Lowe’s, Ulta and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been adapting to an omni-channel retail environment, creating positive same-store sales growth over the prior few years.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at December 31, 2016, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 93.3% at December 31, 2016 and 2015.  The total portfolio average annualized base rent per occupied square foot was $15.00 at December 31, 2016, as compared to $14.48 at December 31, 2015.  The increase primarily was due to the Company’s strategic portfolio realignment achieved through the sale of lower quality assets and the acquisition of shopping centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2016 was only $4.77 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 12.2% of the Company’s total consolidated revenue and 13.6% of the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2016.  Additionally, these assets account for 6.3% of Company-owned GLA, including the unconsolidated joint ventures at December 31, 2016.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The Company, however, believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high-quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart and TJX Companies) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  Nonetheless, the Company’s Board of Directors and management continue to evaluate its investment in the 14 assets and may determine to dispose of all or a portion of these assets.  There can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its abilityto dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors).

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

•

The Company may fail to dispose of properties on favorable terms, especially in regions expressing deteriorating economic conditions.  In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local or global conditions, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

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
•

The Company may not realize anticipated returns from its real estate assets outside the contiguous United States (the Company owns14 assets in Puerto Rico), which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•

The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions, the success of the Company’s deleveraging and capital recycling strategies, and the recent management transition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $76.9 million and $78.5 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8% at December 31, 2016 and 2015), is summarized as follows:

	December 31, 2016				December 31, 2015
	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,869.5	4.5	4.9%	86.1%	$4,254.5	5.1	5.2%	82.8%
Variable-Rate Debt	$624.5	0.3	1.9%	13.9%	$885.0	1.7	1.6%	17.2%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2016 and 2015, is summarized as follows:

	December 31, 2016				December 31, 2015
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,808.1	$298.3	1.6	5.4%	$2,185.7	$356.5	2.4	5.3%
Variable-Rate Debt	$1,226.3	$114.6	1.9	2.6%	$991.9	$85.4	2.2	2.0%

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

The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  At December 31, 2016 and 2015, the interest rate on the Company’s $76.9 million and $78.5 million consolidated floating rate debt, respectively, was swapped to a fixed rate.  At December 31, 2016 and 2015, the interest rate on $42.0 million of unconsolidated joint venture floating rate debt (of which $2.1 million is the Company’s proportionate share) was swapped to a fixed rate.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $76.9 million and $78.5 million of variable-rate debt that was swapped to a fixed rate at December 31, 2016 and 2015, respectively.  The fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2016 and 2015, is summarized as follows (in millions):

	December 31, 2016					December 31, 2015
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,869.5	$4,044.2	(A)	$3,895.0	(B)	$4,254.5	$4,451.5	(A)	$4,271.3	(B)
Company's proportionate share of joint venture fixed-rate debt	$298.3	$305.1		$300.8		$356.5	$367.8		$360.0

(A)	Includes the fair value of Swaps, which was a liability of $1.0 million and $2.5 million, net, at December 31, 2016 and 2015, respectively.

(B)	Includes the fair value of Swaps, which was a liability of $0.5 million and $1.2 million, net, at December 31, 2016 and 2015, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2016, would result in an increase in interest expense of approximately $6.3 million for the Company and $1.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2016.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2016, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2017 Proxy Statement”), and the information under the heading “Employees” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Shareholders Advisory Vote to Approve the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the Company’s 2017 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the Company’s 2017 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2016, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,806,254	(2)	$19.16	—
Equity compensation plans not approved by security holders	—		—	N/A
Total	1,806,254		$19.16	—

(1)	Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 167,360 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding, or 291,199 restricted stock units that will be issued upon vesting.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” and “Proposal One: Election of Directors—Transactions with the Otto Family” sections of the Company’s 2017 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2017 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

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

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR – SAU Retail Fund LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2	2.1

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

			Current Report on Form 8-K (Filed with the SEC on April 9, 2013; File No. 001-11690)
4	4.6	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.7

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

			Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.17

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

			Current Report on Form 8-K (Filed with the SEC on January 22, 2015; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.26

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

			Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)
4	4.33	Second Amendment to Second Amended and Restated Secured Term Loan Agreement, dated April 23, 2015, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent	Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)
10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.6	Amended and Restated 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10	10.10	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.11	Form Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.12	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.13	Form of Restricted Share Units Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.14	Restricted Share Units Award Memorandum to Thomas F. August*	Submitted electronically herewith

10	10.15	Form of Restricted Share Units Award Memorandum*	Submitted electronically herewith
10	10.16	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.17	Form of Performance-Based Restricted Share Units/Performance Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 2, 2016; File No. 001-11690)
10	10.18	Performance-Based Restricted Share Units/Performance Shares Agreement to Thomas F. August	Submitted electronically herewith
10	10.19	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006; File No. 001-11690)
10	10.20	Form Stock Option Agreement for Incentive Stock Options Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.21	Form Stock Option Agreement for Non-Qualified Stock Option Grants to Executive Officers*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.22	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.23	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.24	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.25	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.26	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.27	Developers Diversified Realty Corporation Value Sharing Equity Program*	Quarterly Report on Form 10-Q (Filed with the SEC on November 6, 2009; File No. 001-11690)
10	10.28	Form of Value Sharing Equity Program Award Shares Agreement*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.29	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.30	Form of 2013 Value Sharing Equity Program Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.31	2016 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on February 4, 2016; File No. 001-11690)
10	10.32	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Thomas F. August*	Submitted electronically herewith
10	10.33	Employment Agreement, dated as of May 20, 2016, by and between DDR Corp. and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC August 2, 2016; File No. 001-11690)
10	10.34	Employment Agreement, dated March 1, 2015, by and between DDR Corp. and Luke J. Petherbridge*	Quarterly Report on Form 10-Q (Filed with the SEC on May 8, 2015; File No. 001-11690)
10	10.35	Employment Agreement, dated April 12, 2011, by and between the Company and Paul W. Freddo*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.36	First Amendment to the Employment Agreement, dated December 31, 2012, by and between the Company and Paul W. Freddo*	Current Report on Form 8-K (Filed with the SEC on January 2, 2013; File No. 001-11690)
10	10.37	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Christa A. Vesy*	Submitted electronically herewith
10	10.38	Employment Agreement, dated December 13, 2016, by and between DDR Corp. and William T. Ross*	Submitted electronically herewith
10	10.39	Employment Agreement, dated July 11, 2016, by and between DDR Corp. and Vincent A. Corno*	Submitted electronically herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.40	Form of Special Bonus Award, dated December 1, 2016*	Submitted electronically herewith
10	10.41	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.42	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)
10	10.43	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.44	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.45	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21	21.1	List of Subsidiaries	Submitted electronically herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
23	23.2	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
99	99.1	DDR – SAU Retail Fund, LLC Consolidated Financial Statements	Submitted electronically herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
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

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR – SAU Retail Fund LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DDR Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DDR Corp. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management's Report on Internal Control over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company adopted accounting standards updates (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2015.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 21, 2017

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Land	$1,990,406	$2,184,145
Buildings	6,412,532	6,965,632
Fixtures and tenant improvements	735,685	743,037
	9,138,623	9,892,814
Less: Accumulated depreciation	(1,996,176)	(2,062,899)
	7,142,447	7,829,915
Construction in progress and land	105,435	235,385
Total real estate assets, net	7,247,882	8,065,300
Investments in and advances to joint ventures	454,131	467,732
Cash and cash equivalents	30,430	22,416
Restricted cash	8,795	10,104
Accounts receivable, net	121,367	129,089
Notes receivable, net	49,503	42,534
Other assets, net	285,410	359,913
	$8,197,518	$9,097,088
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,913,217	$3,149,188
Unsecured term loan	398,399	397,934
Revolving credit facilities	—	210,000
	3,311,616	3,757,122
Secured indebtedness:
Secured term loan	199,843	199,251
Mortgage indebtedness	982,509	1,183,164
	1,182,352	1,382,415
Total indebtedness	4,493,968	5,139,537
Accounts payable and other liabilities	382,293	425,478
Dividends payable	75,245	68,604
Total liabilities	4,951,506	5,633,619
Commitments and contingencies (Note 9)
DDR Equity
Preferred Shares (Note 10)	350,000	350,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 366,298,335 and 365,292,314 shares issued at December 31, 2016 and December 31, 2015, respectively	36,630	36,529
Additional paid-in capital	5,487,212	5,466,511
Accumulated distributions in excess of net income	(2,632,327)	(2,391,793)
Deferred compensation obligation	15,149	15,537
Accumulated other comprehensive loss	(4,192)	(6,283)
Less: Common shares in treasury at cost: 947,893 and 945,268 shares at December 31, 2016 and December 31, 2015, respectively	(14,957)	(15,316)
Total DDR shareholders' equity	3,237,515	3,455,185
Non-controlling interests	8,497	8,284
Total equity	3,246,012	3,463,469
	$8,197,518	$9,097,088

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenues from operations:
Minimum rents	$701,208	$719,737	$688,556
Percentage and overage rents	7,610	6,267	5,231
Recoveries from tenants	238,419	246,719	230,987
Fee and other income	58,568	55,348	60,901
	1,005,805	1,028,071	985,675
Rental operation expenses:
Operating and maintenance	131,177	144,611	142,336
Real estate taxes	145,907	149,082	138,771
Impairment charges	110,906	279,021	29,175
General and administrative	76,101	73,382	84,484
Depreciation and amortization	389,519	402,045	402,825
	853,610	1,048,141	797,591
Other income (expense):
Interest income	37,054	29,213	15,927
Interest expense	(217,589)	(241,727)	(237,120)
Other income (expense), net	3,322	(1,739)	(12,262)
	(177,213)	(214,253)	(233,455)
Loss before earnings from equity method investments and other items	(25,018)	(234,323)	(45,371)
Equity in net income (loss) of joint ventures	15,699	(3,135)	10,989
Impairment of joint venture investments	—	(1,909)	(30,652)
(Loss) gain on sale and change in control of interests, net	(1,087)	7,772	87,996
(Loss) income before tax expense	(10,406)	(231,595)	22,962
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,781)	(6,286)	(1,855)
(Loss) income from continuing operations	(12,187)	(237,881)	21,107
Income from discontinued operations	—	—	89,398
(Loss) income before gain on disposition of real estate	(12,187)	(237,881)	110,505
Gain on disposition of real estate, net	73,386	167,571	3,060
Net income (loss)	$61,199	$(70,310)	$113,565
(Income) loss attributable to non-controlling interests, net	(1,187)	(1,858)	3,717
Net income (loss) attributable to DDR	$60,012	$(72,168)	$117,282

Write-off of preferred share original issuance costs	—	—	(1,943)
Preferred dividends	(22,375)	(22,375)	(24,054)
Net income (loss) attributable to common shareholders	$37,637	$(94,543)	$91,285

Per share data:
Basic	$0.10	$(0.27)	$0.25
Diluted	$0.10	$(0.27)	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss)	$61,199	$(70,310)	$113,565
Other comprehensive income (loss):
Foreign currency translation, net	31	(2,088)	9,115
Reclassification adjustment for foreign currency translation included in net income	—	—	26,256
Change in fair value of interest-rate contracts	1,491	1,203	(1,045)
Change in cash flow hedges reclassed to earnings	688	1,173	472
Reclassification adjustment for realized gains on available-for-sale securities included in net income	—	—	(1,416)
Unrealized losses on available-for-sale securities	—	—	(627)
Total other comprehensive income	2,210	288	32,755
Comprehensive income (loss)	$63,409	$(70,022)	$146,320
Comprehensive (income) loss attributable to non-controlling interests:
Allocation of net (income) loss	(1,187)	(1,858)	3,717
Foreign currency translation, net	(119)	781	887
Reclassification adjustment for foreign currency translation included in net income	—	—	(4,501)
Total comprehensive (income) loss attributable to non-controlling interests	(1,306)	(1,077)	103
Total comprehensive income (loss) attributable to DDR	$62,103	$(71,099)	$146,423

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	DDR Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2013	$405,000	359,379	$35,938	$5,417,363	$(1,915,638)	$16,702	$(36,493)	$(18,211)	$23,218	$3,927,879
Issuance of common shares related to stock plans	—	397	40	6,066	—	—	—	824	—	6,930
Issuance of common shares for cash offering	—	664	66	11,568	—	—	—	—	—	11,634
Stock-based compensation, net	—	271	27	1,864	—	(93)	—	741	—	2,539
Issuance of OP Units	—	—	—	—	—	—	—	—	18,256	18,256
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	93	93
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(14,184)	(14,184)
Redemption of preferred shares	(55,000)	—	—	1,917	(1,943)	—	—	—	—	(55,026)
Dividends declared-common shares	—	—	—	—	(223,016)	—	—	—	—	(223,016)
Dividends declared-preferred shares	—	—	—	—	(23,897)	—	—	—	—	(23,897)
Comprehensive income (loss)	—	—	—	—	117,282	—	29,141	—	(103)	146,320
Balance, December 31, 2014	350,000	360,711	36,071	5,438,778	(2,047,212)	16,609	(7,352)	(16,646)	27,280	3,797,528
Issuance of common shares related to stock plans	—	435	44	7,214	—	—	—	130	—	7,388
Stock-based compensation, net	—	60	6	4,123	—	(1,072)	—	(78)	—	2,979
Issuance of common stock in settlement of conversion feature (Note 7)	—	3,043	304	(1,726)	—	—	—	1,278	—	(144)
Redemption of OP Units	—	1,043	104	18,122	—	—	—	—	(18,256)	(30)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,817)	(1,817)
Dividends declared-common shares	—	—	—	—	(250,038)	—	—	—	—	(250,038)
Dividends declared-preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive (loss) income	—	—	—	—	(72,168)	—	1,069	—	1,077	(70,022)
Balance, December 31, 2015	350,000	365,292	36,529	5,466,511	(2,391,793)	15,537	(6,283)	(15,316)	8,284	3,463,469
Issuance of common shares related to stock plans	—	1,006	101	14,747	—	—	—	1,592	—	16,440
Stock-based compensation, net	—	—	—	5,954	—	(388)	—	(1,233)	—	4,333
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Dividends declared-common shares	—	—	—	—	(278,171)	—	—	—	—	(278,171)
Dividends declared-preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive income	—	—	—	—	60,012	—	2,091	—	1,306	63,409
Balance, December 31, 2016	$350,000	366,298	$36,630	$5,487,212	$(2,632,327)	$15,149	$(4,192)	$(14,957)	$8,497	$3,246,012

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net income (loss)	$61,199	$(70,310)	$113,565
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	389,519	402,045	419,079
Stock-based compensation	7,765	7,895	9,962
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	2,147	(5,315)	(6,488)
Accretion of convertible debt discount	—	9,953	11,377
Equity in net (income) loss of joint ventures	(15,699)	3,135	(10,989)
Impairment of joint venture investments	—	1,909	30,652
Net loss (gain) on sale and change in control of interests	1,087	(7,772)	(87,996)
Operating cash distributions from joint ventures	8,210	8,382	10,749
Realized gain on sale of available-for-sale securities	—	—	(1,416)
Gain on disposition of real estate	(73,386)	(167,571)	(99,069)
Impairment charges and loan loss reserve	110,906	279,021	38,552
Change in notes receivable accrued interest	(9,487)	(8,048)	(8,259)
Change in restricted cash	2,241	1,111	7,060
Net change in accounts receivable	1,410	(3,107)	(2,357)
Net change in accounts payable and accrued expenses	(9,775)	174	14,630
Net change in other operating assets and liabilities	(13,222)	(16,915)	(18,770)
Total adjustments	401,716	504,897	306,717
Net cash flow provided by operating activities	462,915	434,587	420,282
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(145,975)	(176,020)	(330,929)
Real estate developed and improvements to operating real estate	(162,926)	(305,725)	(260,897)
Proceeds from disposition of real estate and joint venture interests	758,064	488,229	977,189
Equity contributions to joint ventures	(6,849)	(6,142)	(21,754)
Issuance (repayment) of joint venture advances, net	10,000	(82,634)	(258,248)
Distributions from unconsolidated joint ventures	26,793	18,123	25,693
Proceeds from sale of available-for-sale securities	—	—	3,216
Issuance of notes receivable	(11,139)	—	—
Repayment of notes receivable	5,065	9,521	1,436
Change in restricted cash	(943)	160	17,490
Net cash flow provided by (used for) investing activities	472,090	(54,488)	153,196
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(210,000)	182,371	2,110
Proceeds from issuance of senior notes, net of underwriting commissions and offering expenses	—	884,786	—
Repayment of senior notes	(240,000)	(502,996)	—
Proceeds from mortgages and other secured debt	—	400,000	151,302
Repayment of term loans and mortgage debt	(195,495)	(1,068,924)	(497,238)
Payment of debt issuance costs	(43)	(4,605)	(1,046)
Redemption of preferred shares	—	—	(55,000)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses	—	—	11,635
Issuance (repurchase) of common shares in conjunction with equity award plans and dividend reinvestment plan	13,536	2,325	(494)
Contributions from non-controlling interests	—	—	93
Distributions to non-controlling interests and redeemable operating partnership units	(1,085)	(6,452)	(9,446)
Dividends paid	(293,905)	(265,277)	(240,551)
Net cash flow used for financing activities	(926,992)	(378,772)	(638,635)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	8,013	1,327	(65,157)
Effect of exchange rate changes on cash and cash equivalents	1	152	(570)
Cash and cash equivalents, beginning of year	22,416	20,937	86,664
Cash and cash equivalents, end of year	$30,430	$22,416	$20,937

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

DDR Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “DDR”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  Unless otherwise provided, references herein to the Company or DDR include DDR Corp. and its wholly-owned subsidiaries and consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local retailers.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”).  All significant inter-company balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the earnings (or loss) of these joint ventures is included in consolidated net income (loss).

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $405.4 million and $412.4 million as of December 31, 2016 and 2015, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Accounts payable related to construction in progress	$13.3	$31.6	$25.7
Dividends declared	75.2	68.6	61.5
Mortgages assumed from acquisitions	—	33.7	293.3
Issuance of Operating Partnership Units ("OP Units")	—	—	18.3
Redemption of OP Units	—	18.3	—
Elimination of a previously held equity interest (Note 3)	—	1.4	2.5
Preferred equity interest and mezzanine loan applied to purchase price of acquired properties	—	—	51.8
Reclassification adjustment of foreign currency translation (Note 11)	—	—	21.8
Write-off of preferred share original issuance costs	—	—	1.9

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

Construction in Progress and Land includes undeveloped land as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $8.1 million, $9.1 million and $9.9 million in 2016, 2015 and 2014, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.  In estimating the fair value of the tangible and intangibles acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term.  The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants.  Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset or undeveloped land, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $110.9 million, $279.0 million and $38.1 million, related to consolidated real estate investments during the years ended December 31, 2016, 2015 and 2014 (including discontinued operations), respectively (Note 12).

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

A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results.  Since January 1, 2015, the disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in Income from Continuing Operations and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Prior to January 1, 2015, pursuant to the revised guidance for reporting discontinued operations, the shopping centers sold by the Company were considered a component of an entity, and the operations of the sold asset were considered discontinued operations.  Interest expense that was specifically identifiable to the property was included in the computation of interest expense attributable to discontinued operations.  Consolidated interest expense at the corporate level was allocated to discontinued operations based on the proportion of net assets disposed.

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

The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2016 and 2015.

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

Interest paid during the years ended December 31, 2016, 2015 and 2014, aggregated $220.0 million, $234.6 million and $243.2 million, respectively, of which $3.1 million, $6.7 million and $8.7 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis in an unconsolidated joint venture is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture.  Periodically, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.  The Company recorded aggregate impairment charges of $1.9 million and $30.7 million (Note 12) related to its investments in unconsolidated joint ventures during the years ended December 31, 2015 and 2014, respectively.  These impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture.  The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the respective loan agreement.  For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash caused by changes in operating expenses funded by the deposits, primarily real estate taxes, are reflected in cash from operating activities, and changes in restricted cash caused by changes in capital improvements are reflected in cash from investing activities.

Accounts Receivable

The Company makes estimates of the amounts it believes will not be collected related to base rents, straight-line rents receivable, expense reimbursements and other amounts owed.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, amounts due from tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $7.1 million and $6.2 million at December 31, 2016 and 2015, respectively.  At December 31, 2016 and 2015, straight-line rents receivable, net of a provision for uncollectible amounts of $4.1 million and $4.0 million, respectively, aggregated $65.1 million and $65.7 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  A loan is placed on non-accrual status when, based upon current information and events, it is probable that the Company will not be able to collect all amounts due according to the existing contractual terms.  Interest income on non-performing loans is generally recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability, rather than as an asset.  Debt issuance costs related to the Company’s revolving credit facilities remain classified as an asset on the consolidated balance sheets as these costs are, at the outset, not associated with an outstanding borrowing.  The aggregate costs are amortized over the terms of the related debt agreements.  Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Available-for-Sale Securities

Unrealized gains or losses from marketable equity securities were recorded in Other Comprehensive Income (“OCI”), and any realized gains and losses were recorded using the specific identification method in the Company’s consolidated statements of comprehensive income or loss.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  Revenues associated with expense reimbursements from tenants are recognized in the period that the related expenses are incurred based upon the tenant lease provision.  Management fees are recorded in the period earned based on a percentage of collected revenue at the properties under management.  Included in management and other fee income are fees (i.e., leasing and development fees) derived from the Company’s unconsolidated joint venture investments that are recognized to the extent attributable to the unaffiliated ownership interest.  Ancillary and other property-related income, primarily composed of leasing vacant space to temporary tenants and kiosk income, is recognized in the period earned.  Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.

Fee and other income was composed of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Management and other fee income	$36,298	$32,971	$31,907
Ancillary and other property income	18,678	19,038	24,288
Lease termination fees	3,512	2,774	4,085
Other	80	565	621
Total fee and other income	$58,568	$55,348	$60,901

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

Stock-based compensation cost recognized by the Company was $7.0 million for each of the years ended December 31, 2016 and 2015, and $9.1 million for the year ended December 31, 2014.  These amounts include $0.9 million, $0.5 million and $1.4 million of expense related to the accelerated vesting of awards due to employee separations in 2016, 2015 and 2014, respectively.  This net cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.  The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015 and included numerous law changes applicable to REITs.  Currently effective changes have not, and the Company expects that the future changes will not, have a material impact on the Company’s operations.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2016, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2013 and forward.

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

Segments

At December 31, 2016, the Company had two reportable operating segments:  shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

New Accounting Standards to Be Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification (“ASC”).  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Early adoption is permitted for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09.  The Company has not yet selected the method of adoption.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and disclosures.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed below.  Excluding revenue related to leasing transactions, the Company anticipates that upon adoption of ASU No. 2014-09, the recognition of lease commission income earned pursuant to its management agreements with unconsolidated joint ventures most likely will be accelerated into an earlier quarter than recognized in current GAAP.  The majority of the Company’s lease commission income is recognized 50% upon lease execution and 50% upon tenant rent commencement.  Under the new standard, the Company anticipates that a lease commission will be recognized in its entirety upon lease execution.  This revenue is not considered material to the Company’s financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in Accounting Standards Codification No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed”,(iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018, (including interim periods within those fiscal years) with early adoption permitted.  The Company has not yet selected the method of adoption.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has currently identified three areas within its accounting policies it believes could be impacted by the new standard.  First, the Company may have a change in presentation on its consolidated statement of operations with regards to Recoveries from Tenants which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance.  Tenant expense reimbursements with a service obligation are not covered within the scope of ASU No. 2016-02.  The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  As a result, the Company anticipates it will be required to bifurcate the presentation of certain expense reimbursements as well as allocate the fair value of the embedded revenue associated with these reimbursements for Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations based upon materiality.  In addition, the Company has ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at five shopping centers (Note 9).  Currently, the Company accounts for these arrangements as operating leases.  Under the new standard, the Company will record its rights and obligations under these leases as an asset and liability on its consolidated balance sheets.  The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease.  Lastly, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  However, the Company does not believe this change will have a material impact on its financial statements.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805).  ASU No. 2015-16 provides guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  The guidance is effective for public companies for fiscal years beginning after December 15, 2016.  In addition, in January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  ASU No. 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU No. 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted for both standards.  Application of the guidance is prospective.

The Company will early adopt the updated standard in the first quarter of 2017 with respect to its asset acquisitions.  Under this new standard, the Company’s purchase of a shopping center is expected to be classified as an acquisition of an asset and not classified as an acquisition of a business.  Transaction costs from the acquisition of a business are expensed as incurred, in contrast to transaction costs from the acquisition of an asset, which are capitalized to real estate assets upon acquisition.  As a result, upon adoption of this new standard, the Company anticipates that the majority of the transaction costs incurred related to the acquisition of shopping centers will be capitalized to real estate assets (Note 3).  However, the Company does not believe this change will have a material impact on its financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows:  Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees.  In addition, in November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic

230), Restricted Cash.  ASU No. 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statements of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts.  These standards are effective for periods beginning after December 15, 2017, and shall be applied retrospectively where practicable.  Early adoption is permitted.

The Company will early adopt the updated standards in the first quarter of 2017.  The adoption of these standards will modify the Company's current presentation of certain activities within the consolidated statements of cash flows and related disclosures, but they are not expected to have a material effect on the Company’s consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2016, are as follows:

Unconsolidated Real Estate Ventures	Effective Ownership Percentage	Assets Owned
BRE DDR Retail Holdings III	5%	50 shopping centers in several states
BRE DDR Retail Holdings IV	5	6 shopping centers in several states
DDRTC Core Retail Fund, LLC	15	25 shopping centers in several states
DDR Domestic Retail Fund I	20	55 shopping centers in several states
DDR – SAU Retail Fund, LLC	20	12 shopping centers in several states
Other Joint Venture Interests	26–79	3 shopping centers in 2 states

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2016	2015
Condensed Combined Balance Sheets
Land	$1,287,675	$1,343,889
Buildings	3,376,720	3,551,227
Fixtures and tenant improvements	203,824	191,581
	4,868,219	5,086,697
Less: Accumulated depreciation	(884,356)	(817,235)
	3,983,863	4,269,462
Construction in progress and land	56,983	52,390
Real estate, net	4,040,846	4,321,852
Cash and restricted cash	50,378	58,916
Receivables, net	50,685	52,768
Other assets, net	248,664	318,546
	$4,390,573	$4,752,082

Mortgage debt	$3,034,399	$3,177,603
Notes and accrued interest payable to the Company	1,584	1,556
Other liabilities	206,949	219,799
	3,242,932	3,398,958
Redeemable preferred equity	393,338	395,156
Accumulated equity	754,303	957,968
	$4,390,573	$4,752,082

Company's share of accumulated equity	$97,977	$115,871
Redeemable preferred equity	393,338	395,156
Basis differentials	(36,117)	(42,402)
Deferred development fees, net of portion related to the Company's interest	(2,651)	(2,449)
Amounts payable to the Company	1,584	1,556
Investments in and Advances to Joint Ventures	$454,131	$467,732

	For the Year Ended December 31,
	2016	2015	2014
Condensed Combined Statements of Operations
Revenues from operations	$513,365	$524,697	$485,764
Expenses from operations:
Operating expenses	144,984	146,924	140,615
Impairment charges(A)	13,598	52,700	21,583
Depreciation and amortization	195,198	207,816	151,651
Interest expense	132,943	140,701	171,803
Preferred share expense	33,418	25,991	7,355
Other (income) expense, net	23,513	30,235	37,970
	543,654	604,367	530,977
Loss before tax expense and discontinued operations	(30,289)	(79,670)	(45,213)
Income tax expense (primarily Sonae Sierra Brasil), net	—	—	(6,565)
Loss from continuing operations	(30,289)	(79,670)	(51,778)
Discontinued operations:
Loss from discontinued operations(A)	—	—	(13,955)
Gain on disposition of real estate, net of tax	—	—	55,020
Loss before gain on disposition of real estate, net	(30,289)	(79,670)	(10,713)
Gain on disposition of real estate, net	57,261	17,188	10,116
Net income (loss) attributable to unconsolidated joint ventures	$26,972	$(62,482)	$(597)
Income attributable to non-controlling interests	—	—	(2,022)
Net income (loss) attributable to unconsolidated joint ventures	$26,972	$(62,482)	$(2,619)
Company's share of equity in net income (loss) of joint ventures(B)	$11,650	$(5,289)	$9,218
Basis differential adjustments(B)	4,049	2,154	1,771
Equity in net income (loss) of joint ventures(B)	$15,699	$(3,135)	$10,989
(A)

For the years ended December 31, 2016, 2015 and 2014, the Company’s proportionate share was $2.7 million, $10.5 million and $4.4 million, respectively.  Impairment charges included in discontinued operations related to asset sales were $11.1 million for the year ended December 31, 2014, of which the Company’s proportionate share was $0.8 million.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.  Reflected in discontinued operations are 37 properties sold in 2014.

(B)

The difference between the Company’s share of net income (loss), as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.  The Company does not record income or loss from those investments in which its investment basis is zero.  There were no such investments at December 31, 2016.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Management and other fees	$28.6	$26.0	$24.9
Interest income	33.4	26.0	11.0
Development fees and leasing commissions	7.5	6.8	6.4

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

Disposition of Shopping Centers

In 2016, the Company’s joint ventures sold 17 shopping centers and land for an aggregate sales price of $214.6 million, of which the Company’s share of the gain on sale was $13.8 million.

BRE DDR Retail Holdings Joint Venture Acquisitions

The Company’s unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), (the “BRE DDR Joint Ventures”), were completed on similar terms.  Blackstone owns 95% of the common equity of the BRE DDR Joint Ventures, and consolidated affiliates of DDR own the remaining 5%.  The Company’s preferred equity investment was $386.1 million plus $7.2 million of accrued interest at December 31, 2016, with an annual interest rate of 8.5%.  The Company is entitled to certain preferential cumulative distributions payable out of operating and capital proceeds pursuant to the terms and conditions of the preferred equity.  This distribution is recognized as interest income within the Company’s consolidated statements of operations and classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  Blackstone has the right to defer up to 23.5% of the preferred equity fixed distributions, which have an annual interest rate of 8.5% for any deferred and unpaid preferred distributions.  The preferred equity is redeemable (1) at Blackstone’s option, in whole or in part, following acquisition of the properties, subject to early redemption premiums; (2) at DDR’s option after seven years; (3) at varying levels based upon specified financial covenants upon a sale of properties over a certain threshold and (4) upon the incurrence of additional indebtedness by the joint venture.  The Company provides leasing and property management services to all of the joint venture properties.  The Company cannot be removed as the property and leasing manager until the preferred equity is redeemed in full (except for certain specified events).

Investment Interests Sold

In 2016, the Company sold its approximate 25% membership interest in 10 assets to its joint venture partner and recorded a loss on sale of $1.1 million, which is included in Loss on Sale and Change in Control of Interests, net, in the Company’s consolidated statement of operations.  In 2015, the Company sold its 50% membership interest in a property management company to its joint venture partner and recorded a loss on sale of $6.5 million, which is included in Gain on Sale and Change in Control of Interests, net in the Company’s consolidated statements of operations.  In addition, in 2015, the Company sold two shopping centers to this former joint venture partner for an aggregate sales price of $112.3 million, and the Company recorded a Gain on Sale of $59.8 million.

Sonae Sierra Brazil BV SARL (“SSB”)

On April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto and certain of his affiliates the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  SSB owned an approximate 66% interest in a publicly traded company in Brazil, Sonae Sierra Brasil, S.A., which owned 10 shopping centers in Brazil and had an indirect interest in the Parque Dom Pedro shopping center.  The Company’s effective economic ownership in this investment was approximately 33%.  The Company recorded a Gain on Sale of Interests of $83.7 million in 2014, which included the reclassification of $19.7 million of foreign currency translation from Accumulated OCI (Note 11).  See discussion of related party transactions (Note 14). The weighted-average exchange rate used for recording the equity in net income in U.S. dollars was 2.26 for the Company’s ownership period, January 1, 2014 to April 28, 2014.

3.	Acquisitions

In 2016 and 2015, the Company acquired the following shopping centers (in millions):

Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Phoenix, AZ	February 2016	$60.5	$—
Portland, OR	September 2016	86.3	—
Orange County, CA(A)	March 2015	$49.2	$33.0
Orlando, FL	April 2015	33.0	—
Houston, TX	June 2015	69.8	—
Orlando, FL	December 2015	67.1	—

(A)	Acquired from an unconsolidated joint venture.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2016	2015	2016	2015
Land	$27,093	$74,699	N/A	N/A
Buildings	99,034	140,668	(B)	(B)
Tenant improvements	4,385	5,229	(B)	(B)
In-place leases (including lease origination costs and fair market value of leases)(A)	14,021	19,250	5.1	7.3
Tenant relations	8,810	9,176	11.1	10.9
Other assets	146	1,252	N/A	N/A
	153,489	250,274
Less: Mortgage debt assumed at fair value	—	(33,735)	N/A	N/A
Less: Below-market leases	(6,967)	(29,885)	15.4	18.4
Less: Other liabilities assumed	(547)	(1,169)	N/A	N/A
Net assets acquired	$145,975	$185,485
(A)	Includes above-market value leases of $1.5 million at December 31, 2015, none in 2016.
(B)	Depreciated in accordance with the Company’s policy (Note 1).

	2016	2015
Consideration:
Cash (including debt repaid at closing)	$145,975	$169,805
Gain on Change in Control of Interests	—	14,279
Carrying value of previously held equity interest(A)	—	1,401
Total consideration(B)	$145,975	$185,485
(A)	The significant inputs used to value the previously held equity interest were determined to be Level 3 for all of the applicable acquisitions.
(B)

Total consideration excludes $0.4 million and $0.7 million in 2016 and 2015, respectively, of costs related to the acquisition of these assets.  These transaction costs were expensed as incurred and included in Other Income (Expense), net in the Company’s consolidated statements of operations.

Included in the Company’s consolidated statements of operations are $6.8 million, $9.5 million and $23.1 million in total revenues from the date of acquisition through December 31, 2016, 2015 and 2014, respectively, for the acquired properties.

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

At December 31, 2016 and 2015, the Company had loans and other receivables outstanding of $49.5 million and $42.5 million, respectively, with maturity dates ranging from September 2017 to June 2023 and interest rates ranging from 5.6% to 12.0%.  The following table reconciles the loans receivable on real estate (in thousands):

	2016	2015
Balance at January 1	$41,988	$52,444
Additions:
New mortgage loans	11,139	—
Interest	377	—
Accretion of discount	1,038	980
Deductions:
Collections of principal and interest	(5,054)	(11,436)
Balance at December 31	$49,488	$41,988

At December 31, 2016, the Company did not have any loans outstanding that were past due.  The following table summarizes the activity in the loan loss reserve (in thousands):

	2015	2014
Balance at January 1	$15,606	$15,106
Additions:
Loan loss reserve	—	500
Deductions:
Write-offs(A)	(15,606)	—
Balance at December 31	$—	$15,606
(A)

In 2015, the Company sold a note receivable with a face value, including accrued interest, of $9.8 million and a net value of $5.0 million, for proceeds of $7.9 million.  As a result, the related loan loss reserve of $4.8 million was reversed, and income of $2.9 million was recognized and classified as Gain on Disposition of Real Estate in the Company’s consolidated statements of operations.  In connection with this transaction, the Company wrote off a cross–collateralized, fully reserved note receivable with a face value including accrued interest of $10.8 million.  The aggregate write-down in the loan loss reserve related to this transaction was $15.6 million.

5.	Other Assets and Intangibles

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Intangible assets:
In-place leases, net	$99,600	$130,330
Above-market leases, net	20,405	30,258
Lease origination costs	12,931	15,956
Tenant relations, net	108,662	134,504
Total intangible assets, net(A)	241,598	311,048
Other assets:
Prepaid expenses(B)	26,842	28,923
Other assets	6,274	6,293
Deposits	5,965	7,536
Deferred charges, net	4,731	6,113
Total other assets, net	$285,410	$359,913

Below-market leases, net (other liabilities)(A)	$147,941	$155,297
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.
(B)

Includes $16.2 million and $16.8 million at December 31, 2016 and 2015, respectively.  During 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid this tax as part of an overall tax restructuring (Note 17).

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2016	$72.1
2015	92.6
2014	109.5

Estimated net future amortization associated with the Company’s intangible assets is as follows (in millions):

Year	Income	Expense
2017	$6.1	$61.0
2018	7.6	43.6
2019	8.4	32.9
2020	8.5	23.6
2021	8.8	17.2

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2016	2015	2016	2015	December 31, 2016
Unsecured Credit Facility	$—	$210.0	N/A	1.4%	June 2019
PNC Facility	—	—	N/A	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2015.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2016.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at December 31, 2016) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2016 and 2015.

7.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2016	2015	2016	2015	December 31, 2016
Unsecured indebtedness:
Senior notes(B)	$2,932.2	$3,172.2	3.375%–7.875%	3.375%–9.625%	April 2017– February 2026
Senior notes – discount, net	(5.0)	(5.9)
Net unamortized debt issuance costs	(14.0)	(17.1)
Total Senior Notes	$2,913.2	$3,149.2

Unsecured Term Loan	$400.0	$400.0	1.9%	1.5%	April 2017
Net unamortized debt issuance costs	(1.6)	(2.1)
Total Unsecured Term Loan	$398.4	$397.9

Secured indebtedness:
Secured Term Loan	$200.0	$200.0	2.1%	1.8%	April 2017
Net unamortized debt issuance costs	(0.2)	(0.7)
Total Secured Term Loan	$199.8	$199.3

Mortgage indebtedness – Fixed Rate	$959.1	$1,109.1	4.9%	5.0%	April 2017– February 2022
Mortgage indebtedness – Variable Rate	26.2	78.0	1.8%	1.8%	March 2017
Net unamortized debt issuance costs	(2.8)	(3.9)
Total Mortgage Indebtedness	$982.5	$1,183.2

(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt. Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2016 and 2015.

(B)	Effective interest rate ranged from 3.5% to 8.1% at December 31, 2016.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.9% and 5.2% at December 31, 2016 and 2015, respectively.  Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements.  The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2016 and 2015, the Company was in compliance with all of the financial and other covenants under the indentures.

Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $2.0 million in 2015.

Senior Convertible Notes

In November 2015, the Company elected to redeem its senior convertible notes ($350.0 million aggregate principal amount outstanding at maturity), in their entirety, prior to maturity.  The conversion price consisted of cash equal to the principal amount of the senior convertible notes and a premium paid in the Company’s common shares (equal to 9.0311 common shares per $1,000 principal amount of the senior convertible notes).  The Company issued 3.2 million shares upon conversion of the convertible notes.

Unsecured Term Loan

The Company maintains a $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association, as syndication agent (the “Unsecured Term Loan”).  The Unsecured Term Loan has a maturity date of April 2017, with three one-year borrower options to extend upon the Company’s request, provided certain conditions are satisfied.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The outstanding principal amount under this credit facility may not exceed $600 million.  The Unsecured Term Loan bears interest at variable rates based on LIBOR as defined in the loan agreements plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.1% at December 31, 2016).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2016 and 2015.

Secured Term Loan

The Company maintains a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association serves as the administrative agent.  The Secured Term Loan matures in April 2017, which may be extended for one year to April 2018 at the Company’s option.  Borrowings under the Secured Term Loan bear interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.35% at December 31, 2016) based on the Company’s long-term senior unsecured debt rating.  The collateral for the Secured Term Loan is real estate assets, or investment interests in certain assets, that are already encumbered by first mortgage loans.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2016 and 2015.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $1.5 billion at December 31, 2016, and related tenant leases are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 6) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2016, are as follows (in thousands):

Year	Amount
2017	$1,124,292
2018	489,212
2019	185,819
2020	649,367
2021	394,455
Thereafter	1,662,772
4,505,917
Unamortized fair market value of assumed debt	6,593
Net unamortized debt issuance costs	(18,542)
Total indebtedness	$4,493,968

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2016, 2015 and 2014 aggregated $1.8 million, $2.3 million and $1.9 million, respectively.

8.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At December 31, 2016 and 2015, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates (the “Swaps”).  The estimated fair values were determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves.  In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty's non-performance risk.  The Company determined that the significant inputs used to value its derivatives fell within Level 2 of the fair value hierarchy.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $445.2 million and $441.5 million at December 31, 2016 and 2015, respectively, as compared to the carrying amounts of $443.3 million and $437.6 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,913,217	$3,056,896	$3,149,188	$3,292,723
Revolving Credit Facilities and term loans	598,242	601,131	807,185	811,666
Mortgage Indebtedness	982,509	1,012,869	1,183,164	1,235,139
	$4,493,968	$4,670,896	$5,139,537	$5,339,528

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

As of December 31, 2016 and 2015, the Company had one effective Swap with a notional amount of $76.9 million and $78.5 million, respectively, expiring in September 2017, which converts LIBOR to a fixed rate of 2.8%.  The fair value of the Swap was a liability of $1.0 million and $2.5 million, respectively, as of December 31, 2016 and 2015, which is included in Other Liabilities on the Company’s consolidated balance sheets.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge is recorded in Accumulated OCI and is subsequently reclassified into earnings, as interest expense, in the period that the hedged forecasted transaction affects earnings.  During 2016, such derivative was used to hedge the forecasted variable cash flows associated with existing or probable future obligations.  The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings.  During the three years ended December 31, 2016, the amount of hedge ineffectiveness recorded was not material.

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

Credit Risk-Related Contingent Features

The Company has an agreement with its Swap counterparty that contains a provision whereby if the Company defaults on certain of its unsecured indebtedness the Company could also be declared in default on its Swap, resulting in an acceleration of payment under the Swap.

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

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $11.6 million as of December 31, 2016.

At December 31, 2016, the Company had letters of credit outstanding of $21.9 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with the sale of the Company’s interest in a former unconsolidated joint venture (Note 2), the Company retained its pro rata guarantee obligation to fund amounts due to the joint venture’s lender, aggregating $4.5 million at December 31, 2016, under certain circumstances, until the loan matures in October 2020 if such amounts are not paid by the joint venture.  The principal of the former joint venture partner is obligated to indemnify the Company in the event that the Company is required to make any payment in connection with this pro rata guarantee obligation and, accordingly, the Company did not record any liability related to this guarantee.

Leases

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070, with renewal options.  Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2016, are as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2017	$624,928	$2,680
2018	549,841	2,707
2019	473,071	2,743
2020	398,517	2,563
2021	312,960	2,571
Thereafter	979,139	120,199
	$3,338,456	$133,463

10.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

The Company had 369,176 OP Units outstanding at December 31, 2016 and 2015.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, exchangeable into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s balance sheet as Non-Controlling Interests.

Preferred Shares

The Company’s preferred shares outstanding are as follows (in thousands):

	December 31,
	2016	2015
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2016 and 2015	$200,000	$200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2016 and 2015	150,000	150,000
	$350,000	$350,000

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

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value.  Common share dividends declared were as follows:

	For the Year Ended December 31,
	2016	2015	2014
Common share dividends declared per share	$0.76	$0.69	$0.62

The Company issued 0.7 million common shares in 2014 (primarily through the use of its continuous equity programs) at an average price per share of $18.15, resulting in net proceeds of $11.6 million.

11.	Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Net Unrealized Gains (Losses) on Marketable Securities	Total
Balance, December 31, 2013	$(7,912)	$(30,624)	$2,043	$(36,493)
Other comprehensive (loss) income before reclassifications	(1,045)	10,002	(627)	8,330
Change in cash flow hedges reclassed to earnings(A)	472	—	—	472
Reclassification adjustment for foreign currency translation(B)	—	21,755	—	21,755
Reclassification adjustment for realized gains on available-for-sale securities(C)	—	—	(1,416)	(1,416)
Net current-period other comprehensive (loss) income	(573)	31,757	(2,043)	29,141
Balance, December 31, 2014	(8,485)	1,133	—	(7,352)
Other comprehensive income (loss) before reclassifications	1,203	(1,307)	—	(104)
Change in cash flow hedges reclassed to earnings(A)	1,173	—	—	1,173
Net current-period other comprehensive income (loss)	2,376	(1,307)	—	1,069
Balance, December 31, 2015	(6,109)	(174)	—	(6,283)
Other comprehensive income (loss) before reclassifications	1,491	(88)	—	1,403
Change in cash flow hedges reclassed to earnings(A)	688	—	—	688
Net current-period other comprehensive income (loss)	2,179	(88)	—	2,091
Balance, December 31, 2016	$(3,930)	$(262)	$—	$(4,192)

(A)

In the Company’s consolidated statements of operations, amortization of $0.8 million, $0.7 million and $0.6 million was classified in Interest Expense for the three years ended December 31, 2016, 2015 and 2014, respectively, partially offset by amortization classified in Equity in Net Income of Joint Ventures of $0.1 million in each of the same periods, which was previously recognized in Accumulated OCI.  The year ended December 31, 2015, includes $0.6 million classified in Other Income (Expense), net.

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

12.	Impairment Charges and Impairment of Joint Venture Investments

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Assets marketed for sale or assets sold(A)	$110.9	$179.7	$10.6
Undeveloped land previously held for development(B)	—	99.3	18.6
Total continuing operations	$110.9	$279.0	$29.2
Sold assets – discontinued operations	—	—	8.9
Joint venture investments(C)	—	1.9	30.7
Total impairment charges	$110.9	$280.9	$68.8
(A)

The Company recorded impairment charges in 2015 and 2016 triggered by changes in its strategic plan that impacted its asset hold-period assumptions.  During 2015, management accelerated the Company’s portfolio quality improvement initiative, which it intended to accomplish in part through the disposition of less strategic assets.  The disposition initiative triggered the recording of impairment charges on 25 operating shopping centers.  In 2016, in conjunction with the change of the Chief Executive Officer, the Company’s management and Board of Directors decided to increase the volume of near-term asset sales beyond the level contemplated in 2015 primarily to accelerate progress on its deleveraging goal.  As a result, the decision to accelerate sales triggered the recording of impairment charges on 20 operating shopping centers that management identified as short-term disposition candidates.  The impairment charges recorded in 2014 were triggered primarily by the Company’s marketing of certain assets for sale and management’s then-assessment of the likelihood and timing of potential transactions.

(B)

Amounts recorded primarily were related to land previously held for future development.  The impairments were triggered primarily by the decision made by the Company’s senior management to sell the land and no longer consider development alternatives.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2016, 2015 and 2014.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2016
Long-lived assets held and used	$—	$—	$438.2	$438.2	$110.9
December 31, 2015
Long-lived assets held and used	—	—	407.1	407.1	279.0
Unconsolidated joint venture investments	—	—	—	—	1.9
December 31, 2014
Long-lived assets held and used/held for sale	—	—	141.2	141.2	38.1
Unconsolidated joint venture investments	—	—	6.4	6.4	30.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot, which is in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31,				Range
Description	2016	2015	Valuation Technique	Unobservable Inputs	2016	2015
Impairment of consolidated assets	$13.4	$33.8	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	398.2	287.6	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	7%–10%	8%–9%
				Price per Square Foot	$15–$31	$10–$40
	26.6	51.5	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	10%–11%	10%–14%
				Terminal Capitalization Rate	10%–12%	8%–10%
	—	34.2	Indicative Bid(A)/ Sales Comparison Approach	Indicative Bid(A)	N/A	N/A
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

13.	Disposition of Real Estate and Real Estate Investments and Discontinued Operations

Effective January 1, 2015, the Company adopted guidance from the FASB that changed the criteria for determining which disposals are presented as discontinued operations.  As a result, most individual property disposals do not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold since January 1, 2015, remain in Income from Continuing Operations, and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Disposition of Real Estate

During the years ended December 31, 2016 and 2015, the Company sold 33 properties and 29 properties, respectively, and various land parcels.  These sales have not been classified as discontinued operations in the Company’s consolidated financial statements, as these sales do not represent a strategic shift in the Company’s business plan (Note 1).

Discontinued Operations

The Company sold 35 properties in 2014 that are included in discontinued operations. The following table provides a summary of revenues and expenses from the properties included in discontinued operations (Note 1) (in thousands):

For the Year Ended December 31, 2014
Revenues	$39,537
Expenses:
Operating expenses	11,070
Impairment charges	8,877
Interest, net	9,947
Depreciation and amortization	16,254
46,148
Loss from discontinued operations	(6,611)
Gain on disposition of real estate	96,009
Income from discontinued operations	$89,398

14.	Transactions with Related Parties

Transactions with the Company’s equity affiliates are described in Note 2.

As discussed in Note 2, on April 28, 2014, affiliates of DDR sold to Mr. Alexander Otto (the “Investor”) and certain of his affiliates (collectively with the Investor, the “Purchasers”) the Company’s 50% ownership interest in SSB for approximately $343.6 million, which represented the Company’s entire investment in Brazil.  The Investor was deemed to be a related party in 2014 as a result of his common stock ownership in DDR.  Furthermore, Dr. Finne, a director of DDR, is a Managing Director of certain entities affiliated with the Investor that purchased a portion of the Company’s ownership interest in SSB.  The Company believed that the sales price and other terms of the transaction were negotiated on terms equivalent to those prevailing in an arms’ length transaction.  The transaction was approved by the Company’s Board of Directors, with the two board members recommended for nomination by the Investor recusing themselves.

15.	Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, awards available for grant were 5.8 million common shares at December 31, 2016.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

The fair values for option awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2016	2015	2014
Weighted-average fair value of grants	$1.61	$2.35	$2.43
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.1%–1.5%	1.4%–1.6%	1.2%–1.4%
Dividend yield (range) – Forecasted dividend yield based on the expected life	4.5%–5.2%	4.1%–4.3%	4.5%–4.6%
Expected life (range) – Derived by referring to actual exercise experience	4–5 years	4–5 years	4–5 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	20.6%–22.5%	21.5%–23.4%	24.7%–28.5%

The following table reflects the stock option activity described above:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2013	2,661	$24.77
Granted	774	16.61
Exercised	(154)	10.02
Forfeited	(320)	33.40
Balance December 31, 2014	2,961	22.48
Granted	557	19.26
Exercised	(234)	12.85
Forfeited	(472)	36.51
Balance December 31, 2015	2,812	20.29
Granted	633	16.74
Exercised	(855)	11.62
Forfeited	(784)	29.46
Balance December 31, 2016	1,806	$19.16	6.1	$1,608

Options exercisable at December 31,
2016	1,038	$20.49	4.5	$1,608
2015	1,760	21.69	4.2	6,764
2014	1,922	25.75	4.0	9,077

The following table summarizes the characteristics of the options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/16 (Thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/16 (Thousands)	Weighted-Average Exercise Price
$0.00–$12.00	175	2.4	$7.49	175	$7.49
$12.01–$16.00	177	4.7	13.88	177	13.88
$16.01–$21.00	1,261	7.6	17.36	493	17.35
$21.01–$66.75	193	0.8	46.38	193	46.38
	1,806	6.1	$19.16	1,038	$20.49

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2016:

	Options (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	1,052	$2.64
Granted	633	1.61
Vested	(460)	2.93
Forfeited	(457)	2.06
Unvested at December 31, 2016	768	$1.97

As of December 31, 2016, total unrecognized stock option compensation cost granted under the plans was $0.8 million, which is expected to be recognized over a weighted-average 1.6-year term.

The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Cash received for exercise price	$9.9	$2.5	$1.5
Intrinsic value	6.0	1.2	1.1

Restricted Share Awards and Units

The Board of Directors approved grants to executives of the Company of restricted common share units (“RSUs”) of 0.5 million in 2016 and restricted common share awards (“RSAs”) of 0.2 million and 0.3 million in 2015 and 2014, respectively.  The restricted stock grants generally vest in equal annual amounts over a four-year period.  RSUs have the same cash dividends as other common stock.  RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding.  These grants have a weighted-average fair value at the date of grant ranging from $12.17 to $19.26, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors in each of the three years ended December 31, 2016.  These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

In 2013, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “2013 VSEP”) and the grant of awards to certain of the Company’s executives.  The final measurement date for the 2013 VSEP was December 31, 2015.  These award grants are reflected as restricted stock and vest in equal annual amounts through December 31, 2018.

2016 Value Sharing Equity Program

In 2016, the Company adopted the 2016 Value Sharing Equity Program (the “2016 VSEP”), and performance awards under the VSEP were granted to certain officers.  Awards under the 2016 VSEP, if earned, may result in the granting of common shares of the Company and time-vested RSUs to participants on future measurement dates based on a performance period beginning on February 9, 2016 and ending on December 31, 2018 (the “Performance Period”).  As a result, in general, the total compensation available to participants under the 2016 VSEP, if any, will be fully earned only after approximately seven years (the Performance Period and the final four-year, time-based vesting period for RSUs).

The 2016 VSEP was designed to allow the Company to reward participants for contributing to its financial performance and to allow such participants to share in “Value Created” (as defined below), based upon increases in DDR’s adjusted market capitalization over an initial market capitalization, using a starting share price of $17.41 per share (the “Starting Share Price”), over pre-established periods.  Participants are granted performance-based awards which, if earned, are settled 20% in DDR common shares and 80% in RSUs that are generally subject to time-based vesting requirements for a period of four years.

Pursuant to the award terms, on five specified measurement dates (occurring on February 23, 2017, June 30, 2017, December 31, 2017, June 30, 2018 and December 31, 2018), DDR will measure the “Value Created” during the period between the start of the 2016 VSEP and the applicable measurement date.  Value Created is measured for each period for the performance awards as the increase in DDR’s market capitalization on the applicable measurement date (i.e., the product of DDR’s five-day trailing average share price as of each measurement date (price-only appreciation, not total shareholder return) and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, over DDR’s initial market capitalization at the start of the 2016 VSEP utilizing the Starting Share Price.  The ending share price used for purposes of determining Value Created for the performance awards during any measurement period is capped at $25.35 (“Maximum Ending Share Price”). Because DDR’s initial market capitalization is based on the Starting Share Price, there are no performance awards earned until DDR’s share price exceeds $17.41.

Each participant has been assigned a “percentage share” of the Value Created for the performance awards, and the aggregate percentage share for all participants for the performance awards is 1.4909%.  In addition, each participant’s aggregate total share of Value Created for the performance awards is capped at an individual maximum dollar limit. After the first measurement date, each participant may earn “performance award shares” (settled as discussed below) with an aggregate value equal to two-sixths of the participant’s percentage share of the Value Created for this award.  After each of the next three measurement dates, each participant may earn performance award shares with an aggregate value equal to three-sixths, then four-sixths and then five-sixths of the participant’s percentage share of the Value Created for this award.  After the final measurement date (or, if earlier, upon a change in control, as defined in the 2016 VSEP), each participant may earn performance award shares with an aggregate value equal to the participant’s full percentage share of the Value Created.  In addition, for each measurement date, the number of performance award shares earned by a participant will be reduced by the number of performance award shares previously earned by the participant for prior measurement periods.

Unless otherwise determined by DDR, the DDR common shares subject to awards earned under the performance awards will generally be subject to additional service-based restrictions that are expected to lapse in 20% annual increments on (or within 60 days after) the applicable measurement date and on each of the first four anniversaries of the applicable measurement date.  After vesting, RSUs will be paid in the form of one common share for each such vested RSU.  The fair value of the 2016 VSEP grants was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range
Risk-free interest rate	0.8%
Weighted-average dividend yield	5.0%
Expected life	3 years
Expected volatility	17%–19%

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants and grants pursuant to the 2013 VSEP plans for the year ended December 31, 2016:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	742	$17.03
Granted	462	16.31
Vested	(459)	16.35
Forfeited	(286)	17.40
Unvested at December 31, 2016	459	$16.74

As of December 31, 2016, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $10.9 million, which is expected to be recognized over a weighted-average 2.5-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and DDR Corp. Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2016.

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

	For the Year Ended December 31,
	2016	2015	2014
Numerators – Basic and Diluted
Continuing Operations:
(Loss) income from continuing operations	$(12,187)	$(237,881)	$21,107
Plus: Gain on disposition of real estate	73,386	167,571	3,060
Plus: (Income) loss attributable to non-controlling interests	(1,187)	(1,858)	2,356
Less: Write-off of preferred share original issuance costs	—	—	(1,943)
Less: Preferred dividends	(22,375)	(22,375)	(24,054)
Less: Earnings attributable to unvested shares and OP Units	(786)	(1,286)	(1,684)
Income (loss) from continuing operations	36,851	(95,829)	(1,158)
Discontinued Operations:
Income from discontinued operations	—	—	89,398
Plus: Loss attributable to non-controlling interests	—	—	1,361
Net income (loss) attributable to common shareholders after allocation to participating securities	$36,851	$(95,829)	$89,601
Denominators – Number of Shares
Basic—Average shares outstanding	365,294	360,946	358,122
Effect of dilutive securities—Stock options	267	—	—
Diluted—Average shares outstanding	365,561	360,946	358,122

Basic Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.10	$(0.27)	$0.00
Income from discontinued operations attributable to common shareholders	—	—	0.25
Net income (loss) attributable to common shareholders	$0.10	$(0.27)	$0.25
Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common shareholders	$0.10	$(0.27)	$0.00
Income from discontinued operations attributable to common shareholders	—	—	0.25
Net income (loss) attributable to common shareholders	$0.10	$(0.27)	$0.25

Basic average shares outstanding do not include restricted shares totaling 0.5 million, 0.7 million and 1.2 million that were not vested at December 31, 2016, 2015 and 2014, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

Options to purchase 1.8 million, 2.8 million and 3.0 million common shares were outstanding at December 31, 2016, 2015 and 2014, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for the years ended December 31, 2015 and 2014, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

Shares subject to issuance under the Company’s 2016 VSEP (Note 15) were not considered in the computation of diluted EPS for the year ended December 31, 2016, as the calculation was anti-dilutive.  The 2016 VSEP was not outstanding for the years ended December 31, 2015 and 2014, and accordingly was not considered in the calculations.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 10).

•

Shares subject to issuance under the Company’s 2013 VSEP were not considered in the computation of diluted EPS for the year ended December 31, 2014, as the calculation was anti-dilutive.  The final measurement date for the 2013 VSEP was December 31, 2015, and accordingly not dilutive.

•

The Company’s senior convertible notes due 2040 were not included in the computation of diluted EPS for the year ended December 31, 2014, due to the Company’s loss from continuing operations.  These notes were repaid in 2015 (Note 7).  The senior convertible notes had a conversion price of $14.85 at December 31, 2014.

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2016, no U.S. federal income or excise taxes were incurred.

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

The tax cost basis of assets was $9.8 billion and $10.6 billion at December 31, 2016 and 2015, respectively.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded a net payment of $1.0 million, $1.5 million and $1.6 million, respectively, related to taxes.  The net payment for the year ended December 31, 2015, does not include the 2015 Puerto Rico tax prepayment of $20.2 million.  These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

In 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company made a voluntary election to prepay $20.2 million of taxes related to the built-in gains associated with the real estate assets in Puerto Rico and restructured the ownership of its 14 assets in Puerto Rico.  The net balance sheet impact to the financial statements related to the restructuring was $16.8 million.  The Company recorded a tax expense of $3.4 million related to the 2% effective tax rate spread between the 12% tax payment and the 10% withholding tax rate.  This election permitted the Company to step up its tax basis in the Puerto Rican assets to the current estimated fair value while reducing its effective capital gains tax rate from 29% to 12%.  In addition, effective January 1, 2015, the Company entered into a closing agreement with the Puerto Rico Secretary of Treasury that now treats the Company as a Puerto Rico REIT, eliminating the requirement to record current and deferred income taxes for 2015 and forward.  To the extent the Company qualifies as a REIT under the IRS guidelines, the Company will not be subject to income tax.  However, taxable distributions made to its shareholders will be subject to a 10% withholding tax, which is treated as additional dividend/equity and not an income tax on the Company’s financial statements.  The Puerto Rico prepaid tax of $16.2 million at December 31, 2016, is included in Other Assets (Note 5).

The following represents the combined activity of the Company’s TRS and its taxable activity in Puerto Rico (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Book income (loss) before income taxes – TRS	$9,953	$(1,446)	$12,104
Book loss before income taxes – Puerto Rico	$—	$—	$(11,040)
Current – TRS and Puerto Rico	$17	$—	$—
Deferred – TRS and Puerto Rico	—	—	—
Total expense – TRS	$17	$—	$—
Total expense – Puerto Rico	$—	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity and its Puerto Rico activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2016	2015	2014
Statutory rate of 34% applied to pre-tax income (loss)	$3,384	$(492)	$4,115
Effect of state and local income taxes, net of federal tax benefit	498	(72)	605
Valuation allowance decrease	(4,039)	(1,169)	(6,144)
Other	174	1,733	1,424
Total expense	$17	$—	$—
Effective tax rate	0.17%	0.00%	0.00%

For the Year Ended December 31,
Puerto Rico	2014
Statutory rate of 39% applied to pre-tax loss	$(4,306)
Valuation allowance increase	4,194
Other	112
Total expense	$—
Effective tax rate	0.00%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2016	2015
Deferred tax assets(A)	$61,742	$65,891
Deferred tax liabilities	(404)	(514)
Valuation allowance	(61,338)	(65,377)
Net deferred tax asset	$—	$—
(A)

Primarily attributable to net operating losses, aggregating $37.8 million at December 31, 2016, and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2022 through 2035.

Reconciliation of GAAP net income (loss) attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
GAAP net income (loss) attributable to DDR	$60,012	$(72,168)	$117,282
Plus: Book depreciation and amortization(A)	376,493	385,696	341,391
Less: Tax depreciation and amortization(A)	(224,766)	(228,882)	(210,850)
Book/tax differences on losses from capital transactions	(155,170)	(149,507)	(313,855)
Joint venture equity in earnings, net(A)	(3,802)	8,491	97,323
Deferred income	(8,352)	(4,293)	(12,545)
Compensation expense	(5,237)	(18,879)	(6,103)
Impairment charges	110,906	280,930	68,703
Senior convertible notes – accretion adjustment	—	9,954	11,377
Senior convertible notes – repurchase premium	—	(52,390)	—
Puerto Rico tax prepayment	—	(16,812)	—
Miscellaneous book/tax differences, net	(2,625)	(10,204)	(14,745)
Taxable income before adjustments	147,459	131,936	77,978
Less: Capital gains	—	—	(48,015)
Taxable income subject to the 90% dividend requirement	$147,459	$131,936	$29,963
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Dividends paid	$293,031	$264,243	$239,294
Plus: Deemed dividends on convertible debt	—	14,159	12,026
Less: Dividends designated to prior year	(5,594)	(5,594)	(6,608)
Plus: Dividends designated from the following year	5,594	5,594	5,594
Less: Return of capital	(145,572)	(146,466)	(172,328)
Dividends paid deduction	$147,459	$131,936	$77,978

18.	Segment Information

The tables below present information about the Company’s reportable operating segments and reflect the impact of discontinued operations in 2014 (Note 13) (in thousands):

	For the Year Ended December 31, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$1,005,761	$44		$1,005,805
Rental operation expenses	(276,866)	(218)		(277,084)
Net operating income (loss)	728,895	(174)		728,721
Impairment charges	(110,906)			(110,906)
Depreciation and amortization	(389,519)			(389,519)
Interest income		37,054		37,054
Other income (expense), net			$3,322	3,322
Unallocated expenses(A)			(295,471)	(295,471)
Equity in net income of joint ventures	15,699			15,699
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(12,187)
As of December 31, 2016:
Total gross real estate assets	$9,244,058			$9,244,058
Notes receivable, net(B)		$442,826	$(393,323)	$49,503

	For the Year Ended December 31, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$1,027,934	$137		$1,028,071
Rental operation expenses	(293,578)	(115)		(293,693)
Net operating income	734,356	22		734,378
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(402,045)			(402,045)
Interest income		29,213		29,213
Other income (expense), net			$(1,739)	(1,739)
Unallocated expenses(A)			(321,395)	(321,395)
Equity in net loss of joint ventures	(3,135)			(3,135)
Impairment of joint venture investments	(1,909)			(1,909)
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(237,881)
As of December 31, 2015:
Total gross real estate assets	$10,128,199			$10,128,199
Notes receivable, net(B)		$437,144	$(394,610)	$42,534

	For the Year Ended December 31, 2014
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$985,479	$196		$985,675
Rental operation expenses	(281,005)	(102)		(281,107)
Net operating income	704,474	94		704,568
Impairment charges	(29,175)			(29,175)
Depreciation and amortization	(402,825)			(402,825)
Interest income		15,927		15,927
Other income (expense), net		(500)	$(11,762)	(12,262)
Unallocated expenses(A)			(323,459)	(323,459)
Equity in net income of joint ventures	10,989			10,989
Impairment of joint venture investments	(30,652)			(30,652)
Gain on sale and change in control of interests, net	87,996			87,996
Income from continuing operations				$21,107
As of December 31, 2014:
Total gross real estate assets	$10,335,785			$10,335,785
Notes receivable, net(B)		$357,754	$(301,509)	$56,245
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

19.	Subsequent Events

In January 2017, the Company acquired an asset in Chicago, Illinois, for a gross purchase price of $81.0 million.

20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254,423	$257,321	$253,800	$240,261	$258,825	$257,323	$257,135	$254,788
Net income (loss) attributable to DDR	45,573	41,058	(60,360)	33,741	(243,787)	18,598	59,555	93,466
Net income (loss) attributable to common shareholders	39,980	35,464	(65,954)	28,147	(249,381)	13,004	53,962	87,872
Basic:
Net income (loss) per common share attributable to common shareholders	$0.11	$0.10	$(0.18)	$0.08	$(0.69)	$0.03	$0.15	$0.24
Weighted-average number of shares	364,691	364,976	365,508	365,965	359,818	360,073	361,107	362,734
Diluted:
Net income (loss) per common share attributable to common shareholders	$0.11	$0.10	$(0.18)	$0.08	$(0.69)	$0.03	$0.15	$0.24
Weighted-average number of shares	365,042	365,318	365,508	366,075	359,818	364,147	363,571	365,197

SCHEDULE II

DDR Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions	Balance at End of Year
Year ended December 31, 2016
Allowance for uncollectible accounts(A)	$10,207	$4,471		$2,568	$12,110
Valuation allowance for deferred tax assets	$65,377	$—		$4,039	$61,338
Year ended December 31, 2015
Allowance for uncollectible accounts(A)	$26,389	$4,964		$21,146	$10,207
Valuation allowance for deferred tax assets	$84,503	$—		$19,126	$65,377
Year ended December 31, 2014
Allowance for uncollectible accounts(A)	$29,032	$4,342	(B)	$6,985	$26,389
Valuation allowance for deferred tax assets	$86,453	$—		$1,950	$84,503
(A)	Includes allowances on accounts receivable, straight-line rents and notes receivable.
(B)	Includes loan loss reserve of $0.5 million for the year ended December 31, 2014.

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Goodyear, AZ	$11,859	$42,882	$—	$11,859	$42,882	$54,741	$1,428	$53,313	$—	2016 (A)
Phoenix, AZ	18,701	18,811	118	18,701	22,084	40,785	7,190	33,595	—	1999 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	27,766	43,118	15,487	27,631	30,000	2003 (A)
Phoenix, AZ	15,090	36,880	—	15,090	39,036	54,126	7,386	46,740	—	2012 (A)
Phoenix, AZ	34,201	88,475	—	34,201	102,210	136,411	15,927	120,484	—	2012 (A)
Tucson, AZ	19,298	94,117	—	19,088	97,151	116,239	15,206	101,033	—	2012 (A)
Russellville, AR	606	13,391	—	606	21,426	22,032	12,090	9,942	—	1994 (A)
Buena Park, CA	27,269	21,427	—	27,269	21,957	49,226	1,364	47,862	—	2015 (A)
Fontana, CA	23,861	57,931	—	23,861	58,762	82,623	4,583	78,040	14,068	2014 (A)
Long Beach, CA	—	147,918	—	—	193,505	193,505	60,980	132,525	—	2005 (C)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	4,174	33,725	—	2013 (A)
Roseville, CA	23,574	67,031	—	23,574	67,658	91,232	5,920	85,312	—	2014 (A)
San Francisco, CA	10,464	25,730	—	10,464	26,031	36,495	10,271	26,224	—	2002 (A)
Valencia, CA	—	15,784	—	—	18,015	18,015	14,304	3,711	—	2006 (A)
Vista, CA	12,677	47,145	—	12,677	48,712	61,389	3,671	57,718	33,200	2014 (A)
Aurora, CO	4,816	20,798	—	4,816	22,021	26,837	2,471	24,366	—	2013 (A)
Centennial, CO	7,833	35,550	—	8,082	65,592	73,674	35,164	38,510	—	1997 (C)
Colorado Springs, CO	9,001	47,671	—	9,001	54,894	63,895	7,203	56,692	19,368	2011 (A)
Denver, CO	1,141	3,593	—	1,141	6,534	7,675	2,583	5,092	—	2001 (A)
Denver, CO	20,733	22,818	—	20,804	29,285	50,089	12,142	37,947	—	2003 (A)
Parker, CO	4,632	38,256	—	4,632	39,485	44,117	4,313	39,804	—	2013 (A)
Guilford, CT	4,588	41,892	—	6,209	60,174	66,383	1,848	64,535	—	2015 (C)
Plainville, CT	17,528	59,777	—	17,528	67,176	84,704	7,875	76,829	45,610	2013 (A)
Windsor Court, CT	6,090	11,745	—	6,090	12,263	18,353	3,851	14,502	—	2007 (A)
Bradenton, FL	10,766	31,203	—	8,880	34,495	43,375	10,874	32,501	—	2007 (A)
Brandon, FL	—	4,111	—	—	7,512	7,512	5,474	2,038	—	1972 (C)
Brandon, FL	7,713	26,802	—	7,713	32,433	40,146	5,577	34,569	9,014	2009 (A)
Homestead, FL	23,390	59,639	—	29,409	62,960	92,369	13,848	78,521	—	2008 (C)
Miami, FL	11,626	30,457	—	34,943	118,513	153,456	33,759	119,697	—	2006 (C)
Naples, FL	10,172	39,342	—	10,172	39,630	49,802	4,468	45,334	—	2013 (A)
Orlando, FL	9,169	23,473	—	9,169	23,591	32,760	1,471	31,289	—	2015 (A)
Orlando, FL	23,082	44,360	—	23,082	44,376	67,458	1,620	65,838	—	2015 (A)
Orlando, FL	8,528	56,684	—	8,528	56,684	65,212	1,330	63,882	—	2016 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	5,060	6,197	3,327	2,870	—	1995 (A)
Plant City, FL	4,304	24,875	—	4,304	30,198	34,502	3,859	30,643	—	2013 (A)
Plantation, FL	21,729	37,331	—	22,112	96,427	118,539	32,717	85,822	44,212	2007 (A)
Spring Hill, FL	1,084	4,816	266	2,096	12,467	14,563	8,629	5,934	1,634	1988 (C)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Tallahassee, FL	1,881	2,956	—	1,311	5,799	7,110	2,813	4,297	—	2003 (A)
Tampa, FL	1,699	3,338	—	1,429	3,018	4,447	1,062	3,385	—	2007 (A)
Tampa, FL	4,124	20,082	—	4,124	21,705	25,829	3,026	22,803	—	2013 (A)
Tarpon Springs, FL	146	7,382	81	146	9,979	10,125	7,701	2,424	—	1974 (C)
Tequesta, FL	2,108	7,400	—	1,690	12,485	14,175	3,618	10,557	—	2007 (A)
Valrico, FL	3,282	12,190	—	2,466	16,377	18,843	5,490	13,353	—	2007 (A)
Winter Garden, FL	38,945	130,382	—	38,945	133,492	172,437	16,450	155,987	—	2013 (A)
Atlanta, GA	14,078	41,050	—	14,078	43,879	57,957	9,904	48,053	41,799	2009 (A)
Cumming, GA	14,249	23,653	—	14,249	25,804	40,053	11,843	28,210	—	2003 (A)
Cumming, GA	6,851	49,659	—	6,851	49,848	56,699	6,600	50,099	—	2013 (A)
Douglasville, GA	6,812	24,645	—	6,812	25,571	32,383	3,260	29,123	—	2013 (A)
Lithonia, GA	2,477	3,476	—	1,612	2,506	4,118	404	3,714	—	2013 (A)
Lithonia, GA	4,546	5,951	—	2,214	3,291	5,505	742	4,763	—	2013 (A)
Marietta, GA	8,425	27,737	—	8,380	29,112	37,492	7,045	30,447	—	2009 (A)
Newnan, GA	2,858	15,248	—	2,651	15,885	18,536	5,734	12,802	—	2003 (A)
Roswell, GA	6,566	15,005	—	7,894	25,955	33,849	9,840	24,009	—	2007 (A)
Snellville, GA	10,185	51,815	—	10,342	57,052	67,394	18,440	48,954	20,430	2007 (A)
Suwanee, GA	13,479	23,923	—	13,335	32,931	46,266	14,340	31,926	23,528	2003 (A)
Warner Robins, GA	5,729	7,459	—	5,729	8,143	13,872	3,814	10,058	—	2003 (A)
Meridian, ID	24,591	31,779	—	24,841	66,975	91,816	28,263	63,553	—	2001 (C)
Nampa, ID	1,395	8,563	—	8,426	24,241	32,667	18,078	14,589	—	2007 (A)
Chicago, IL	22,642	82,754	—	22,642	83,025	105,667	6,925	98,742	—	2014 (A)
McHenry, IL	1,294	5,251	—	14,255	62,681	76,936	17,872	59,064	—	2006 (C)
Schaumburg, IL	27,466	84,679	—	27,466	94,523	121,989	10,275	111,714	—	2013 (A)
Tinley Park, IL	9,120	37,496	—	9,120	50,821	59,941	9,348	50,593	—	2012 (A)
Evansville, IN	8,964	18,764	—	8,964	18,835	27,799	6,064	21,735	—	2007 (A)
Cedar Rapids, IA	4,219	12,697	—	4,219	14,441	18,660	8,472	10,188	3,412	1998 (A)
Merriam, KS	15,043	55,028	—	15,043	56,179	71,222	5,844	65,378	—	2013 (A)
Bowie, MD	5,739	14,301	—	5,744	14,497	20,241	4,636	15,605	—	2007 (A)
Salisbury, MD	2,070	12,495	277	2,071	15,295	17,366	7,416	9,950	—	1999 (C)
Everett, MA	9,311	44,647	—	9,462	54,984	64,446	25,556	38,890	—	2001 (C)
Framingham, MA	75,675	191,594	—	75,675	205,090	280,765	22,621	258,144	—	2013 (A)
Grand Rapids, MI	3,380	17,323	—	3,380	26,781	30,161	14,804	15,357	—	1995 (A)
Grandville, MI	6,483	18,933	—	5,494	17,647	23,141	2,665	20,476	—	2013 (A)
Lansing, MI	1,598	6,999	—	2,289	17,263	19,552	5,462	14,090	—	2003 (A)
Coon Rapids, MN	25,692	106,300	—	25,692	109,970	135,662	13,016	122,646	56,382	2013 (A)
Maple Grove, MN	8,917	23,954	—	8,917	27,346	36,263	4,974	31,289	—	2011 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
St. Paul, MN	7,150	21,558	—	7,150	23,074	30,224	4,153	26,071	—	2013 (A)
Gulfport, MS	—	36,370	—	—	57,585	57,585	24,267	33,318	—	2003 (A)
Jackson, MS	4,190	6,783	—	3,212	6,783	9,995	3,414	6,581	—	2003 (A)
Tupelo, MS	2,213	14,979	—	2,213	19,341	21,554	12,678	8,876	—	1994 (A)
Arnold, MO	892	5,283	—	107	2,664	2,771	1,921	850	—	2012 (A)
Brentwood, MO	10,018	32,053	—	10,018	36,787	46,805	18,793	28,012	29,862	1998 (A)
Independence, MO	5,011	45,752	—	5,011	48,169	53,180	7,168	46,012	—	2012 (A)
Springfield, MO	—	2,048	—	—	2,239	2,239	1,255	984	—	1998 (A)
Seabrook, NH	18,032	68,663	—	18,032	69,189	87,221	4,606	82,615	—	2014 (C)
East Hanover, NJ	3,847	23,798	—	3,847	24,959	28,806	7,844	20,962	—	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714	31,181	38,895	9,808	29,087	—	2007 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,416	6,582	882	5,700	—	2005 (C)
Hamilton, NJ	8,039	49,896	—	11,774	86,198	97,972	34,800	63,172	—	2003 (A)
Mays Landing, NJ	49,033	107,230	—	49,033	117,460	166,493	48,415	118,078	57,678	2004 (A)
Mays Landing, NJ	36,224	56,949	—	36,224	63,417	99,641	25,977	73,664	—	2004 (A)
Princeton, NJ	13,448	74,249	—	14,464	99,103	113,567	51,527	62,040	54,931	1997 (A)
Union, NJ	7,650	15,689	—	7,650	25,015	32,665	7,663	25,002	—	2007 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	65,487	79,618	23,347	56,271	—	2004 (A)
Horseheads, NY	829	3,630	—	4,631	27,085	31,716	8,165	23,551	—	2008 (C)
Apex, NC	9,576	43,619	—	10,521	56,300	66,821	18,294	48,527	—	2006 (C)
Charlotte, NC	27,707	45,021	—	27,707	50,325	78,032	9,660	68,372	—	2011 (A)
Charlotte, NC	11,224	82,124	—	11,224	90,937	102,161	13,857	88,304	—	2012 (A)
Charlotte, NC	3,600	30,392	—	6,188	45,894	52,082	4,170	47,912	—	2013 (C)
Cornelius, NC	4,382	15,184	—	4,382	20,740	25,122	7,529	17,593	—	2007 (A)
Greensboro, NC	3,153	9,455	—	3,153	10,077	13,230	3,289	9,941	—	2007 (A)
Mooresville, NC	14,369	43,688	—	14,369	47,518	61,887	19,057	42,830	—	2004 (A)
Raleigh, NC	2,728	10,665	—	413	4,424	4,837	2,944	1,893	—	2007 (A)
Raleigh, NC	3,317	35,411	—	3,317	38,105	41,422	5,670	35,752	—	2012 (A)
Wilmington, NC	5,529	18,551	1,183	5,529	37,733	43,262	25,610	17,652	—	1989 (C)
Winston Salem, NC	7,156	15,010	—	7,156	15,010	22,166	4,872	17,294	997	2007 (A)
Alliance, OH	812	16,244	—	812	16,244	17,056	5,256	11,800	—	2007 (A)
Aurora, OH	832	7,560	—	1,592	14,245	15,837	8,221	7,616	—	1995 (C)
Boardman, OH	8,152	27,983	—	8,152	31,322	39,474	17,872	21,602	23,528	1997 (C)
Cincinnati, OH	19,572	54,495	—	19,572	66,593	86,165	4,037	82,128	—	2014 (A)
Columbus, OH	12,922	46,006	—	14,078	61,983	76,061	33,481	42,580	48,459	1998 (A)
Columbus, OH	18,716	64,617	—	20,666	70,876	91,542	12,005	79,537	42,345	2011 (A)
Dublin, OH	3,609	11,546	—	3,609	15,088	18,697	8,363	10,334	—	1998 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Hamilton, OH	1,805	8,502	—	1,335	6,478	7,813	643	7,170	—	2014 (A)
Huber Hts, OH	757	14,469	—	757	28,019	28,776	18,277	10,499	—	1993 (A)
Macedonia, OH	11,582	34,323	—	11,582	38,310	49,892	10,321	39,571	18,376	2011 (A)
Mason, OH	2,032	23,788	—	2,032	24,270	26,302	2,236	24,066	—	2014 (A)
North Canton, OH	9,889	46,335	—	10,664	48,181	58,845	5,766	53,079	—	2013 (A)
North Olmsted, OH	24,352	61,449	—	24,352	63,667	88,019	11,163	76,856	—	2013 (A)
Solon, OH	6,220	7,454	—	6,220	27,228	33,448	13,807	19,641	—	1998 (C)
Stow, OH	993	9,028	—	993	37,676	38,669	19,495	19,174	—	1969 (C)
Toledo, OH	1,316	3,961	—	534	2,370	2,904	1,419	1,485	—	2004 (A)
Westlake, OH	424	3,803	201	424	10,423	10,847	7,643	3,204	—	1974 (C)
Gresham, OR	15,234	60,802	—	15,234	60,802	76,036	559	75,477	—	2016 (A)
Portland, OR	20,208	50,738	—	20,208	51,846	72,054	8,476	63,578	—	2012 (A)
Allentown, PA	5,558	20,060	—	5,343	23,747	29,090	10,119	18,971	7,435	2003 (A)
Erie, PA	9,345	32,006	—	9,345	74,119	83,464	33,680	49,784	—	1995 (C)
Jenkintown, PA	4,705	21,918	—	4,705	24,975	29,680	2,240	27,440	—	2014 (A)
Mechanicsburg, PA	12,574	57,283	—	12,574	57,756	70,330	4,614	65,716	—	2014 (A)
Arecibo, PR	7,965	29,898	—	4,885	23,963	28,848	12,198	16,650	—	2005 (A)
Bayamon, PR	132,074	152,441	—	132,759	195,190	327,949	68,125	259,824	—	2005 (A)
Bayamon, PR	91,645	98,007	—	92,027	125,139	217,166	43,381	173,785	121,341	2005 (A)
Bayamon, PR	4,294	11,987	—	4,584	23,683	28,267	8,467	19,800	—	2005 (A)
Carolina, PR	28,522	76,947	—	28,601	82,792	111,393	32,059	79,334	70,320	2005 (A)
Cayey, PR	18,226	25,101	—	18,538	27,765	46,303	10,425	35,878	20,289	2005 (A)
Fajardo, PR	4,376	41,199	—	4,376	50,193	54,569	16,980	37,589	24,396	2005 (A)
Guayama, PR	1,960	18,721	—	1,960	19,559	21,519	7,459	14,060	11,404	2005 (A)
Hatillo, PR	101,219	105,465	—	88,874	126,007	214,881	52,456	162,425	—	2005 (A)
Humacao, PR	16,386	74,059	—	16,386	84,038	100,424	34,614	65,810	—	2005 (A)
Isabela, PR	8,175	41,094	—	8,236	43,265	51,501	16,651	34,850	21,430	2005 (A)
Rio Piedras, PR	10,338	23,285	—	10,338	29,781	40,119	11,669	28,450	—	2005 (A)
San German, PR	9,686	20,775	—	9,686	21,768	31,454	8,411	23,043	—	2005 (A)
Vega Baja, PR	7,076	18,684	—	3,851	13,967	17,818	7,311	10,507	—	2005 (A)
Charleston, SC	3,479	9,850	—	3,479	19,266	22,745	10,667	12,078	—	2003 (A)
Columbia, SC	2,950	29,065	—	2,950	38,833	41,783	4,721	37,062	—	2013 (A)
Greenville, SC	5,659	14,411	—	5,659	14,411	20,070	4,688	15,382	1,385	2007 (A)
Mount Pleasant, SC	2,430	10,470	—	2,364	21,167	23,531	12,939	10,592	—	1995 (A)
Simpsonville, SC	417	6,563	—	417	10,370	10,787	4,581	6,206	—	1994 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,319	33,420	3,090	30,330	—	2013 (A)
Hendersonville, TN	3,249	9,068	—	3,249	9,123	12,372	4,147	8,225	2,423	2003 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2016

(In thousands)

										Total Cost,
	Initial Cost			Total Cost(1)						Net of			Date of
		Buildings &				Buildings &			Accumulated	Accumulated			Construction (C)
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation(2)	Depreciation	Encumbrances		Acquisition (A)
Highland Village, TX	5,545	28,365	—	5,545		30,340		35,885	4,293	31,592	—		2013 (A)
Houston, TX	15,179	60,407	—	15,179		60,406		75,585	3,581	72,004	—		2015 (A)
Irving, TX	17,701	10,571	—	17,701		11,761		29,462	1,667	27,795	—		2013 (A)
Kyle, TX	2,548	7,349	—	12,678		28,041		40,719	4,192	36,527	—		2009 (C)
Mesquite, TX	7,051	25,531	—	7,051		25,452		32,503	3,015	29,488	—		2013 (A)
San Antonio, TX	3,475	37,327	—	4,873		50,768		55,641	20,655	34,986	23,900		2002 (C)
San Antonio, TX	5,602	39,196	—	10,158		113,817		123,975	30,174	93,801	—		2007 (C)
San Antonio, TX	2,381	6,487	—	2,381		23,027		25,408	7,767	17,641	—		2007 (A)
Chester, VA	10,780	4,752	—	10,780		14,074		24,854	4,357	20,497	—		2003 (A)
Dumfries, VA	12,911	10,092	—	12,911		10,112		23,023	734	22,289	12,120		2014 (A)
Fairfax, VA	15,681	68,536	—	15,681		69,373		85,054	7,493	77,561	—		2013 (A)
Midlothian, VA	3,507	9,229	—	3,507		9,691		13,198	1,186	12,012	—		2013 (A)
Midlothian, VA	4,754	20,273	—	4,754		25,732		30,486	3,488	26,998	—		2013 (A)
Newport News, VA	963	7,120	—	963		7,122		8,085	1,024	7,061	—		2013 (A)
Richmond, VA	11,879	34,736	—	11,879		36,064		47,943	11,737	36,206	—		2007 (A)
Springfield, VA	17,016	40,038	—	17,016		41,789		58,805	13,808	44,997	—		2007 (A)
Vancouver, WA	4,169	25,769	—	4,169		25,813		29,982	2,112	27,870	—		2014 (A)
Brookfield, WI	4,791	16,023	—	4,791		21,662		26,453	4,035	22,418	5,634		2013 (A)
Brown Deer, WI	8,465	32,652	—	8,465		37,869		46,334	6,602	39,732	11,628		2013 (A)
West Allis, WI	2,371	10,982	—	1,703		12,530		14,233	5,359	8,874	—		2003 (A)
Portfolio Balance (DDR) – unencumbered	55,221	50,744	—	55,221		50,744		105,965	432	105,533	—
Portfolio Balance (DDR) – encumbered	6,659	176,497	—	6,659		176,497		183,156	103,297	79,859	26,194

	$1,988,521	$5,899,135	$3,727	$2,045,413	(3)	$7,198,645	(4)	$9,244,058	$1,996,176	$7,247,882	$978,732	(5)

(1)	The aggregate cost for federal income tax purposes was approximately $9.8 billion at December 31, 2016.
(2)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(3)	Includes $55.0 million of land under development at December 31, 2016.
(4)	Includes $50.4 million of construction in progress at December 31, 2016.
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $3.8 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$10,128,199	$10,335,785	$10,211,611
Acquisitions	130,512	226,885	632,672
Developments, improvements and expansions	148,521	305,772	249,891
Adjustments of property carrying values	(109,912)	(279,021)	(38,052)
Disposals	(1,053,262)	(461,222)	(720,337)
Balance at end of year	$9,244,058	$10,128,199	$10,335,785

The changes in Accumulated Depreciation and Amortization are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$2,062,899	$1,909,585	$1,823,199
Depreciation for year	317,402	309,462	309,595
Disposals	(384,125)	(156,148)	(223,209)
Balance at end of year	$1,996,176	$2,062,899	$1,909,585

SCHEDULE IV

DDR Corp.

Mortgage Loans on Real Estate

December 31, 2016

(In Thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Loans
Retail
Borrower A	5.7%	Sep-17	P&I	$—	$33,000	$30,431	$—
Mezzanine Loans
Retail
Borrower B	9.0%	Jun-23	I	20,500	7,500	7,541	—
Borrower C	9.0%	Jun-19	I	42,500	12,040	11,516	—
				63,000	52,540	49,488	—
Investments in and Advances to Joint Ventures
Borrower D	8.5%	Oct-21	QI	1,032,510	300,000	318,641	—
Borrower E	8.5%	Dec-22	QI	232,688	82,634	74,697	—
				$1,328,198	$435,174	$442,826	$—
(A)	P&I = Principal & Interest; I = Interest only; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2016, are estimated.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$437,144	$357,754	$143,989
Additions during period:
New mortgage loans	11,139	82,634	300,000
Interest	8,559	7,212	6,120
Accretion of discount	1,038	980	926
Deductions during period:
Provision for loan loss reserve	—	—	(500)
Collections of principal and interest	(15,054)	(11,436)	(92,781)
Balance at close of period	$442,826	$437,144	$357,754

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

	By:	/s/ Thomas F. August
Thomas F. August, Chief Executive Officer, President & Director

Date: February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February 2017.

/s/ Thomas F. August	Chief Executive Officer, President & Director
Thomas F. August	(Principal Executive Officer)

/s/ Christa A. Vesy	Executive Vice President, Chief Accounting Officer &
Christa A. Vesy	Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Thomas Finne	Director
Thomas Finne

/s/ Robert H. Gidel	Director
Robert H. Gidel

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem