Form 10-Q
period 2017-03-31
DDR CORP
filed 2017-05-04
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2017, the registrant had 367,076,675 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2017

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2017	December 31, 2016
Assets
Land	$1,987,849	$1,990,406
Buildings	6,338,139	6,412,532
Fixtures and tenant improvements	738,741	735,685
	9,064,729	9,138,623
Less: Accumulated depreciation	(2,004,413)	(1,996,176)
	7,060,316	7,142,447
Construction in progress and land	120,808	105,435
Total real estate assets, net	7,181,124	7,247,882
Investments in and advances to joint ventures, net	395,362	454,131
Cash and cash equivalents	19,715	30,430
Restricted cash	46,587	8,795
Accounts receivable, net	117,559	121,367
Notes receivable, net	49,895	49,503
Other assets, net	282,724	285,410
	$8,092,966	$8,197,518
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,914,186	$2,913,217
Unsecured term loan	398,516	398,399
Revolving credit facilities	90,000	—
	3,402,702	3,311,616
Secured indebtedness:
Secured term loan	199,893	199,843
Mortgage indebtedness	918,331	982,509
	1,118,224	1,182,352
Total indebtedness	4,520,926	4,493,968
Accounts payable and other liabilities	369,391	382,293
Dividends payable	75,402	75,245
Total liabilities	4,965,719	4,951,506
Commitments and contingencies
DDR Equity
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 366,671,261 and 366,298,335 shares issued at March 31, 2017 and December 31, 2016, respectively	36,667	36,630
Additional paid-in capital	5,497,660	5,487,212
Accumulated distributions in excess of net income	(2,761,977)	(2,632,327)
Deferred compensation obligation	10,083	15,149
Accumulated other comprehensive loss	(3,432)	(4,192)
Less: Common shares in treasury at cost: 705,276 and 947,893 shares at March 31, 2017 and December 31, 2016, respectively	(10,300)	(14,957)
Total DDR shareholders' equity	3,118,701	3,237,515
Non-controlling interests	8,546	8,497
Total equity	3,127,247	3,246,012
	$8,092,966	$8,197,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2017	2016
Revenues from operations:
Minimum rents	$167,229	$177,367
Percentage and overage rents	1,699	1,936
Recoveries from tenants	57,476	61,599
Fee and other income	14,017	13,521
	240,421	254,423
Rental operation expenses:
Operating and maintenance	32,991	37,258
Real estate taxes	34,329	35,784
Impairment charges	21,973	—
General and administrative	31,072	17,876
Depreciation and amortization	90,884	96,902
	211,249	187,820
Other income (expense):
Interest income	8,392	9,050
Interest expense	(51,827)	(57,897)
Other income (expense), net	(4)	1,773
	(43,439)	(47,074)
(Loss) income before earnings from equity method investments and other items	(14,267)	19,529
Equity in net (loss) income of joint ventures	(1,665)	14,421
Reserve of preferred equity interests	(76,000)	—
(Loss) income before tax expense	(91,932)	33,950
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(223)	(458)
(Loss) income from continuing operations	(92,155)	33,492
Gain on disposition of real estate, net	38,127	12,381
Net (loss) income	$(54,028)	$45,873
Income attributable to non-controlling interests, net	(213)	(300)
Net (loss) income attributable to DDR	$(54,241)	$45,573
Preferred dividends	(5,594)	(5,594)
Net (loss) income attributable to common shareholders	$(59,835)	$39,979

Per share data:
Basic	$(0.16)	$0.11
Diluted	$(0.16)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2017	2016
Net (loss) income	$(54,028)	$45,873
Other comprehensive income:
Foreign currency translation	192	842
Change in fair value of interest-rate contracts	435	46
Change in cash flow hedges reclassed to earnings	178	172
Total other comprehensive income	805	1,060
Comprehensive (loss) income	$(53,223)	$46,933
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(213)	(300)
Foreign currency translation	(45)	(262)
Total comprehensive income attributable to non-controlling interests	(258)	(562)
Total comprehensive (loss) income attributable to DDR	$(53,481)	$46,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2016	$350,000	$36,630	$5,487,212	$(2,632,327)	$15,149	$(4,192)	$(14,957)	$8,497	$3,246,012
Issuance of common shares related to stock plans	—	37	5,720	—	—	—	—	—	5,757
Stock-based compensation, net	—	—	4,728	—	(5,066)	—	4,657	—	4,319
Distributions to non-controlling interests	—	—	—	—	—	—	—	(209)	(209)
Dividends declared-common shares	—	—	—	(69,815)	—	—	—	—	(69,815)
Dividends declared-preferred shares	—	—	—	(5,594)	—	—	—	—	(5,594)
Comprehensive (loss) income	—	—	—	(54,241)	—	760	—	258	(53,223)
Balance, March 31, 2017	$350,000	$36,667	$5,497,660	$(2,761,977)	$10,083	$(3,432)	$(10,300)	$8,546	$3,127,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2017	2016
Cash flow from operating activities:
Net (loss) income	$(54,028)	$45,873
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	90,884	96,902
Stock-based compensation	5,243	1,633
Amortization and write-off of deferred finance charges and fair market value of debt adjustments	906	661
Equity in net loss (income) of joint ventures	1,665	(14,421)
Reserve of preferred equity interests	76,000	—
Operating cash distributions from joint ventures	1,806	1,724
Gain on disposition of real estate	(38,127)	(12,381)
Impairment charges	21,973	—
Change in notes receivable accrued interest	(2,479)	(3,437)
Net change in accounts receivable	2,694	2,659
Net change in accounts payable and accrued expenses	(8,521)	(24,877)
Net change in other operating assets and liabilities	(6,109)	(12,538)
Total adjustments	145,935	35,925
Net cash flow provided by operating activities	91,907	81,798
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(86,028)	(59,886)
Real estate developed and improvements to operating real estate	(28,138)	(46,946)
Proceeds from disposition of real estate	113,170	186,736
Equity contributions to joint ventures	(21,506)	—
Distributions from unconsolidated joint ventures	2,900	17,056
Repayment of notes receivable	167	126
Net cash flow (used for) provided by investing activities	(19,435)	97,086
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	90,000	140,000
Repayment of senior notes	—	(240,000)
Repayment of term loans and mortgage debt	(63,302)	(7,979)
Payment of debt issuance costs	(132)	—
Issuance (repurchase) of common shares in conjunction with equity award plans and dividend reinvestment plan	3,500	(232)
Distributions to non-controlling interests and redeemable operating partnership units	(209)	(321)
Dividends paid	(75,253)	(68,639)
Net cash flow used for financing activities	(45,396)	(177,171)

Effect of foreign exchange rate changes on cash and cash equivalents	1	2
Net increase in cash, cash equivalents and restricted cash	27,076	1,713
Cash, cash equivalents and restricted cash, beginning of period	39,225	32,520
Cash, cash equivalents and restricted cash, end of period	$66,302	$34,235

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

Reclassifications

Certain reclassifications have been made to the Company’s 2016 financial statements to conform to the 2017 presentation.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2017 and 2016, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $329.5 million and $405.4 million as of March 31, 2017 and December 31, 2016, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2017	2016
Accounts payable related to construction in progress	$12.5	$26.6
Dividends declared	75.4	75.0

Common Shares

Common share dividends declared were $0.19 per share for each of the three months ended March 31, 2017 and 2016.

Fee and Other Income

Fee and other income was composed of the following (in millions):

	Three Months
	Ended March 31,
	2017	2016
Management and other fee income	$9.4	$8.2
Ancillary and other property income	4.3	4.1
Lease termination fees	0.2	1.2
Other	0.1	—
Total fee and other income	$14.0	$13.5

New Accounting Standards Adopted

Business Combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805). ASU No. 2015-16 provides guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  The guidance is effective for public companies for fiscal years beginning after December 15, 2016.  In addition, in January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  ASU No. 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU No. 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted for both standards.  Application of the guidance is prospective.

The Company adopted the standards effective January 1, 2017, with respect to its asset acquisitions.  Under these new standards, the Company’s purchase of a shopping center is expected to be classified as an acquisition of an asset and not classified as an acquisition of a business.  Transaction costs from the acquisition of a business are expensed as incurred, in contrast to transaction costs from the acquisition of an asset, which are capitalized to real estate assets upon acquisition.  As a result of these new standards, the majority of the transaction costs incurred related to the acquisition of shopping centers are capitalized to real estate assets (Note 3).  This change did not have a material impact on the Company’s financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows:  Classification of Certain Cash Receipts and Cash Payments.  ASU No. 2016-15 provides guidance on certain specific cash flow issues, including, but not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees.  In addition, in November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230: Restricted Cash.  ASU No. 2016-18 clarifies certain existing principles in Accounting Standards Codification (“ASC”) 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statements of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts.  These standards are effective for periods beginning after December 15, 2017, and shall be applied retrospectively where practicable.  Early adoption is permitted.

The Company adopted the updated standards effective January 1, 2017.  The adoption of these standards modified the Company's 2017 presentation of certain activities within the consolidated statements of cash flows and related disclosures.

New Accounting Standards to Be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the ASC.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09.  The Company has not yet selected the method of adoption.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2014-09 will have on its consolidated financial statements and disclosures.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed below.  Excluding revenue related to leasing transactions, the Company anticipates that upon adoption of ASU No. 2014-09, the recognition of lease commission income earned pursuant to its management agreements with unconsolidated joint ventures most likely will be accelerated into an earlier quarter than recognized in current GAAP.  The majority of the Company’s lease commission income is recognized 50% upon lease execution and 50% upon tenant rent commencement.  Under the new standard, the Company anticipates that a lease commission will be recognized in its entirety upon lease execution.  This revenue is not considered material to the Company’s consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease, (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018, (including interim periods within those fiscal years) with early adoption permitted.  The Company has not yet selected the method of adoption.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard.  The Company may have a change in presentation on its consolidated statement of operations with regards to Recoveries from Tenants which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance.  Tenant expense reimbursements with a service obligation are not covered within the scope of ASU No. 2016-02.  The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  As a result, the Company anticipates it will be required to bifurcate the presentation of certain expense reimbursements as well as allocate the fair value of the embedded revenue associated with these reimbursements for Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations based upon materiality.  In addition, the Company has ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at five shopping centers.  Currently, the Company accounts for these arrangements as operating leases.  Under the new standard, the Company will record its rights and obligations under these leases as an asset and liability on its consolidated balance sheets.  The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease.  Lastly, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  However, the Company does not believe this change regarding capitalization will have a material impact on its consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

At March 31, 2017 and December 31, 2016, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 150 and 151 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2017	December 31, 2016
Condensed Combined Balance Sheets
Land	$1,268,425	$1,287,675
Buildings	3,338,488	3,376,720
Fixtures and tenant improvements	205,412	203,824
	4,812,325	4,868,219
Less: Accumulated depreciation	(914,860)	(884,356)
	3,897,465	3,983,863
Construction in progress and land	58,932	56,983
Real estate, net	3,956,397	4,040,846
Cash and restricted cash	60,822	50,378
Receivables, net	43,931	50,685
Other assets, net	242,234	248,664
	$4,303,384	$4,390,573

Mortgage debt	$2,898,615	$3,034,399
Notes and accrued interest payable to the Company	3,028	1,584
Other liabilities	194,458	206,949
	3,096,101	3,242,932
Redeemable preferred equity – DDR	395,945	393,338
Accumulated equity	811,338	754,303
	$4,303,384	$4,390,573

Company's share of accumulated equity	$106,819	$97,977
Redeemable preferred equity, net	319,315	393,338
Basis differentials	(30,987)	(36,117)
Deferred development fees, net of portion related to the Company's interest	(2,813)	(2,651)
Amounts payable to the Company	3,028	1,584
Investments in and Advances to Joint Ventures, net	$395,362	$454,131

	Three Months
	Ended March 31,
	2017	2016
Condensed Combined Statements of Operations
Revenues from operations	$127,048	$127,910
Expenses from operations:
Operating expenses	36,668	37,656
Impairment charges	52,657	—
Depreciation and amortization	45,096	49,035
Interest expense	30,130	33,322
Preferred share expense	8,128	8,264
Other (income) expense, net	6,573	5,811
	179,252	134,088
Loss from continuing operations	(52,204)	(6,178)
(Loss) gain on disposition of real estate, net	(173)	53,483
Net (loss) income attributable to unconsolidated joint ventures	$(52,377)	$47,305
Company's share of equity in net (loss) income of joint ventures	$(5,293)	$11,274
Basis differential adjustments(A)	3,628	3,147
Equity in net (loss) income of joint ventures	$(1,665)	$14,421
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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months
	Ended March 31,
	2017	2016
Management and other fees	$6.9	$6.2
Interest income	7.5	8.3
Development fees and leasing commissions	2.5	1.9

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV”) and, together (the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common
		Equity	Preferred Investment			Properties Owned
	Formation	Initial	Initial	March 31, 2017	Net of Reserve	Inception	March 31, 2017
BRE DDR III	Oct 2014	$19.6	$300.0	$314.6	$244.6	70	49
BRE DDR IV	Dec 2015	12.9	82.6	74.5	68.5	6	6

An affiliate of Blackstone is the managing member and effectively owns 95% of the common equity of each of the two BRE DDR Joint Ventures, and consolidated affiliates of DDR effectively own the remaining 5%.  The Company provides leasing and property management services to all of the joint venture properties.  The Company cannot be removed as the property and leasing manager until the preferred equity, as discussed below, is redeemed in full (except for certain specified events).

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  Blackstone has the right to defer up to

23.5% of the preferred fixed distributions as a payment in kind distribution or “PIK.”  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the preferred fixed distribution will become impaired.

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels with the common members under certain circumstances including specified financial covenants, upon a sale of properties over a certain threshold; (3) at DDR’s option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV); and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III the use of net asset sale proceeds prior to 2021 to repay the preferred investment is first subject to a remaining minimum net asset sales threshold of $46.3 million payable to common equity members only, with net asset sale proceeds generated thereafter allocated at 51.5% to the preferred member.  For BRE DDR IV, the preferred investment is collateralized by assets in which DDR has a 5% common equity interest for 95% of the value and by an additional six assets in which DDR has a nominal interest.  The repayment of the BRE DDR IV preferred investment prior to 2022 is first subject to a remaining minimum net asset sales threshold of $26.0 million, of which $6.0 million is allocated to the preferred member.  The net asset sale proceeds generated thereafter are expected to be available to repay the preferred member.

In March 2017, the Company recorded a valuation allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests of $70.0 million and $6.0 million, respectively, or $76.0 million in the aggregate.  The valuation allowances were triggered late in the first quarter by an increase in the estimated market capitalization rates for the underlying real estate collateral of the investments.  The values of open air shopping centers anchored by big box national retailers, particularly in secondary markets, have been under increasing pressure and most recently decreased due to the continued perceived threat of internet retail competition and recent tenant bankruptcies.  Several large national retailers filed for bankruptcy in March and April 2017.  A majority of the shopping centers collateralizing the preferred investments are those which have been most impacted by the rising capitalization rates.  These factors have also reduced the number of potential investors and well-capitalized buyers for these types of assets.  The managing member of the two joint ventures exercises significant influence over the timing of asset sales.  Due to the Company’s expectation regarding the likely timing of asset sales, the valuation of the Company’s investments considers how management believes a third party market participant would value the securities in the current higher capitalization rate environment.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

The preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, effective in March 2017, the Company will no longer recognize as interest income the 2.0% PIK.  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

3.	Acquisitions

In January 2017, the Company acquired one shopping center in Chicago, Illinois, for $81.0 million.  This acquisition was accounted for as an asset acquisition and the fair value was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$23,588	N/A
Buildings	35,659	(A)
Tenant improvements	8,565	(A)
In-place leases (including lease origination costs and fair market value of leases)	7,051	16.0
Tenant relations	6,934	16.3
Other assets	419	N/A
	82,216
Less: Below-market leases	(1,872)	20.0
Less: Other liabilities assumed	(581)	N/A
Net assets acquired	$79,763
(A)	Depreciated in accordance with the Company’s policy.

Total consideration for the acquisition was paid in cash.  The costs related to the acquisition of this asset were capitalized to real estate assets (Note 1).  Included in the Company’s consolidated statements of operations are $1.5 million in total revenues from the date of acquisition through March 31, 2017, for the acquired property.

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.

At March 31, 2017 and December 31, 2016, the Company had loans and other receivables outstanding of $49.9 million and $49.5 million, respectively, with maturity dates ranging from September 2017 to June 2023 and interest rates ranging from 5.6% to 12.0%.  The following table reconciles the loans receivable on real estate (in thousands):

	2017	2016
Balance at January 1	$49,488	$41,988
Additions:
Interest	261	—
Accretion of discount	269	254
Deductions:
Collections of principal and interest	(134)	(126)
Balance at March 31	$49,884	$42,116

At March 31, 2017, the Company did not have any loans outstanding that were past due.  In April 2017, a loan receivable of $30.6 million with a maturity date of September 2017 was repaid in full.

5.	Other Assets, Net

Other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Intangible assets:
In-place leases, net	$96,603	$99,600
Above-market leases, net	18,917	20,405
Lease origination costs	12,784	12,931
Tenant relations, net	108,068	108,662
Total intangible assets, net(A)	236,372	241,598
Other assets:
Prepaid expenses	32,967	26,842
Other assets	3,032	6,274
Deposits	5,967	5,965
Deferred charges, net	4,386	4,731
Total other assets, net	$282,724	$285,410
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $16.6 million and $19.5 million for the three months ended March 31, 2017 and 2016, respectively.

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at March 31, 2017	Weighted-Average Interest Rate(A) at March 31, 2017	Maturity Date
Unsecured Credit Facility	$90.0	2.0%	June 2019
PNC Facility	—	N/A	June 2019
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at March 31, 2017.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2017.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at March 31, 2017) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2017.

7.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $371.1 million and $445.2 million at March 31, 2017 and December 31, 2016, respectively, as compared to the carrying amounts of $369.6 million and $443.3 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,914,186	$3,026,001	$2,913,217	$3,056,896
Revolving Credit Facilities and term loans	688,409	691,460	598,242	601,131
Mortgage Indebtedness	918,331	946,958	982,509	1,012,869
	$4,520,926	$4,664,419	$4,493,968	$4,670,896

8.	Commitments and Contingencies

Accrued Expense

During the first quarter of 2017, the Company recorded a separation charge aggregating $11.5 million which is comprised of $9.4 million related to the March 2, 2017, management transition and $2.1 million related to other contractual staffing reductions.  These charges are the result of the termination without cause of several of its executives under the terms of their respective employment agreements.  This charge included stock-based compensation expense of approximately $3.3 million relating to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards.  At March 31, 2017, approximately $8.2 million was included in accounts payable and accrued expenses related to the charge in the Company’s consolidated balance sheet.  The Company expects to record an additional $5 million charge in the second quarter of 2017 reflecting the remaining separation costs associated with the restructuring announced on April 3, 2017.

9.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2016	$(3,930)	$(262)	$(4,192)
Other comprehensive income before reclassifications	435	147	582
Change in cash flow hedges reclassed to earnings(A)	178	—	178
Net current-period other comprehensive income	613	147	760
Balance, March 31, 2017	$(3,317)	$(115)	$(3,432)
(A)

Includes amortization classified in Interest Expense of $0.2 million in the Company’s consolidated statement of operations for the three months ended March 31, 2017, which was previously recognized in accumulated other comprehensive loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months
	Ended March 31,
	2017	2016
Assets marketed for sale(A)	$22.0	$—
Reserve of preferred equity interests(B)	76.0	—
Total impairment charges	$98.0	$—
(A)	Triggered by changes in asset hold-period assumptions and/or expected future cash flows.
(B)	In March 2017, the Company recorded an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 2).

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

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income.  For projects under development or not at stabilization, the significant valuation assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2017, and the year ended December 31, 2016.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2017
Long-lived assets held and used	$—	$—	$14.8	$14.8	$22.0
Reserve of preferred equity interests	—	—	319.3	319.3	76.0
December 31, 2016
Long-lived assets held and used	—	—	438.2	438.2	110.9

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot, which is in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
	March 31,	December 31,	Valuation	Unobservable
Description	2017	2016	Technique	Inputs	2017	2016
Impairment of consolidated assets	$—	$13.4	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A	N/A
	—	398.2	Income Capitalization Approach(B)/ Sales Comparison Approach	Market Capitalization Rate	N/A	7%–10%
				Price per Square Foot	N/A	$15–$31
	14.8	26.6	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
			Discounted Cash Flow	Discount Rate	9%	10%–11%
				Terminal Capitalization Rate	10%	10%–12%
Reserve of preferred equity interests	319.3	—	Discounted Cash Flow	Discount Rate	8.3%–8.6%	N/A
				Terminal Capitalization Rate	5.3%–10.3%	N/A
				NOI Growth Rate	1%	N/A
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Vacant space in certain assets was valued based on a price per square foot.

11.	Earnings Per Share

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

	Three Months
	Ended March 31,
	2017	2016
Numerators – Basic and Diluted
(Loss) income from continuing operations	$(92,155)	$33,492
Plus: Gain on disposition of real estate	38,127	12,381
Plus: Income attributable to non-controlling interests	(213)	(300)
Less: Preferred dividends	(5,594)	(5,594)
Less: Earnings attributable to unvested shares and operating partnership units	(251)	(210)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(60,086)	$39,769
Denominators – Number of Shares
Basic—Average shares outstanding	366,430	364,691
Effect of dilutive securities—Stock options	—	351
Diluted—Average shares outstanding	366,430	365,042
(Loss) Earnings Per Share:
Basic	$(0.16)	$0.11
Diluted	$(0.16)	$0.11

Shares subject to issuance under the Company’s 2016 VSEP were not considered in the computation of diluted EPS for the three months ended March 31, 2017 and 2016, as the calculation was anti-dilutive.

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$240,406	$15		$240,421
Rental operation expenses	(67,320)	—		(67,320)
Net operating income	173,086	15		173,101
Impairment charges	(21,973)			(21,973)
Depreciation and amortization	(90,884)			(90,884)
Interest income		8,392		8,392
Other income (expense), net			$(4)	(4)
Unallocated expenses(A)			(83,122)	(83,122)
Equity in net loss of joint ventures	(1,665)			(1,665)
Reserve of preferred equity interests		(76,000)		(76,000)
Loss from continuing operations				$(92,155)
As of March 31, 2017:
Total gross real estate assets	$9,185,537			$9,185,537
Notes receivable, net(B)		$369,200	$(319,305)	$49,895

	Three Months Ended March 31, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$254,417	$6		$254,423
Rental operation expenses	(73,003)	(39)		(73,042)
Net operating income (loss)	181,414	(33)		181,381
Depreciation and amortization	(96,902)			(96,902)
Interest income		9,050		9,050
Other income (expense), net			$1,773	1,773
Unallocated expenses(A)			(76,231)	(76,231)
Equity in net income of joint ventures	14,421			14,421
Income from continuing operations				$33,492
As of March 31, 2016:
Total gross real estate assets	$9,973,081			$9,973,081
Notes receivable, net(B)		$440,526	$(397,934)	$42,592

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2016, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of March 31, 2017, the Company’s portfolio consisted of 309 shopping centers (including 151 shopping centers owned through joint ventures) aggregating approximately 103 million total square feet of gross leasable area (“GLA”).  These properties consist of 295 shopping centers owned in the United States and 14 in Puerto Rico.  At March 31, 2017, the aggregate occupancy of the Company’s operating shopping center portfolio was 92.3% and the average annualized base rent per occupied square foot was $15.27.

For the three months ended March 31, 2017, net income attributable to common shareholders decreased compared to the prior year, primarily due to a $76.0 million valuation allowance recorded on the Company’s preferred investments in two joint ventures as well as to an aggregate separation charge of $11.5 million associated with the executive management transition and a recent staff restructuring, which was partially offset by a $38.1 million gain on the sale of real estate assets.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2017	2016
Net (loss) income attributable to common shareholders	$(59,835)	$39,979
FFO attributable to common shareholders	$22,212	$114,542
Operating FFO attributable to common shareholders	$108,533	$114,228
(Loss) earnings per share – Diluted	$(0.16)	$0.11

In March 2017, the Company named a new executive team including David Lukes as president and chief executive officer, Michael Makinen as chief operating officer and Matthew Ostrower as chief financial officer.  The management team, led by Mr. Lukes, is in the process of updating its overall strategy and key objectives.  However, the Company continues to be focused on lowering leverage and improving overall liquidity.  Looking forward, the Company seeks to create shareholder value through disciplined capital allocation and best-in-class operations that it believes should translate into net asset value growth.

The following is a summary of the Company’s operational and transactional activity execution in the first three months of 2017.

•

The Company completed the disposition of $123.7 million of assets for the three months ended March 31, 2017, of which DDR’s pro rata share of the proceeds was $118.5 million.  The Company also acquired a grocery-anchored shopping center at 3030 North Broadway in Chicago, Illinois, for $81.0 million.

•

The Company continued its trend of consistent internal growth and strong operating performance in the first three months of 2017, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates and an overall strong occupancy rate.

•

The Company leased approximately 1.8 million square feet in the first quarter of 2017, including 78 new leases and 207 renewals for a total of 285 leases.  The remaining 2017 lease expirations at March 31, 2017, aggregated approximately 3.1 million square feet of GLA as compared to 5.6 million square feet of GLA as of December 31, 2016.  The remaining 3.1 million square feet represents approximately 56.4% of total annualized base rent of 2017 expiring leases as of December 31, 2016.

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2016, the Company had 814 leases expiring in 2017, with an average base rent per square foot of $14.68.  For the comparable leases executed in the first quarter of 2017, the Company generated positive leasing spreads on a pro rata basis of 2.8% for new leases and 6.3% for renewals.  Although these spreads are positive, the new lease spread of 2.8% is significantly below the full-year 2016 spread of 20.6%.  The primary driver behind the below-average new lease spread in the first quarter of 2017 was a single anchor tenant lease executed at a Puerto Rico property to replace a dark but rent paying tenant.  Excluding the impact of this lease, the first quarter new lease spreads were 15.8%, which is in line with historical averages.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•	The Company’s total portfolio average annualized base rent per square foot increased to $15.27 at March 31, 2017, as compared to $15.00 at December 31, 2016, and $14.58 at March 31, 2016.
•

The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 92.3% at March 31, 2017, as compared to 93.3% at both December 31, 2016 and March 31, 2016.  The net decrease in occupancy in the first quarter primarily was attributed to expiring anchor leases that were not renewed and tenant bankruptcies as well as the impact of asset sales with rates that were slightly above the portfolio average occupancy.  In addition, the 2017 occupancy rate reflects the unabsorbed vacancy resulting from 0.5 million square feet of GLA related to The Sports Authority and Golfsmith bankruptcies in 2016.

•

For new leases executed during the first quarter of 2017, the Company expended a weighted-average cost of $3.51 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.77 for leases executed in 2016.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2016, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2017	2016	$ Change
Base and percentage rental revenues(A)	$168,928	$179,303	$(10,375)
Recoveries from tenants(B)	57,476	61,599	(4,123)
Fee and other income(C)	14,017	13,521	496
Total revenues	$240,421	$254,423	$(14,002)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$2.9
Comparable Portfolio Properties	3.7
Development or redevelopment properties	1.0
Disposition of shopping centers	(17.1)
Straight-line rents	(0.9)
Total	$(10.4)

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio March 31,		Wholly-Owned Shopping Centers March 31,		Joint Venture Shopping Centers March 31,
	2017	2016	2017	2016	2017	2016
Centers owned	309	352	158	194	151	158
Aggregate occupancy rate	92.3%	93.3%	92.2%	93.4%	92.5%	93.2%
Average annualized base rent per occupied square foot(1)	$15.27	$14.58	$15.94	$14.89	$14.26	$14.04

(1)

For the three months ended March 31, 2017 and 2016, the Comparable Portfolio Properties’ aggregate occupancy rate was 92.4% and 94.3%, respectively, and the average annualized base rent per occupied square foot was $16.01 and $15.05, respectively.  The 2017 occupancy rate reflects the unabsorbed vacancy resulting from 0.5 million square feet of GLA related to The Sports Authority and Golfsmith bankruptcies that occurred in 2016.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 92.8% and 96.1% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2017 and 2016, respectively.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above.

(C)	Composed of the following (in millions):

	Three Months
	Ended March 31,
	2017	2016	$ Change
Management, development and other fee income(1)	$9.4	$8.2	$1.2
Ancillary and other property income	4.3	4.1	0.2
Lease termination fees	0.2	1.2	(1.0)
Other	0.1	—	0.1
	$14.0	$13.5	$0.5
(1)

Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  The Company’s property management agreements contain cancellation provisions plus the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2017	2016	$ Change
Operating and maintenance(A)	$32,991	$37,258	$(4,267)
Real estate taxes(A)	34,329	35,784	(1,455)
Impairment charges(B)	21,973	—	21,973
General and administrative(C)	31,072	17,876	13,196
Depreciation and amortization(A)	90,884	96,902	(6,018)
	$211,249	$187,820	$23,429
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.5	$0.4	$2.2
Comparable Portfolio Properties	(0.5)	1.6	(4.2)
Development or redevelopment properties	0.3	0.3	0.4
Disposition of shopping centers	(4.6)	(3.8)	(4.4)
	$(4.3)	$(1.5)	$(6.0)

Depreciation expense for Comparable Portfolio Properties was lower in 2017, primarily as a result of accelerated depreciation charges in 2016 related to changes in the useful lives of certain assets.

(B)

The Company recorded impairment charges in 2017, primarily related to two consolidated shopping center assets.  Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.

(C)

General and administrative expenses were approximately 8.4% and 4.6% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties, for the three months ended March 31, 2017 and 2016. The Company recorded a separation charge aggregating $11.5 million, which is comprised of $9.4 million related to the March 2, 2017, management transition and $2.1 million related to other contractual staffing reductions.  The Company expects to record an additional $5 million charge in the second quarter of 2017 reflecting the remaining separation costs associated with the restructuring announced on April 3, 2017, which eliminated a total of 65 positions.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Although, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2017	2016	$ Change
Interest income(A)	$8,392	$9,050	$(658)
Interest expense(B)	(51,827)	(57,897)	6,070
Other income (expense), net	(4)	1,773	(1,777)
	$(43,439)	$(47,074)	$3,635
(A)

At March 31, 2017, the Company had a preferred investment of $389.1 million plus $6.2 million of accrued interest, which excludes a $76.0 million valuation allowance, with an annual interest rate of 8.5% due from its two joint ventures with affiliates of Blackstone Group L.P. (“Blackstone”).  As a result of the valuation allowances recorded, effective in March 2017, the Company will no longer recognize as interest income the 2.0% PIK component of the fixed distribution. The Company’s cash distributions from the securities remain unchanged and earn interest at 6.5%.  Additionally, the amount of interest income recorded in future periods will be reduced due to repayment of a $30.6 million note receivable in April 2017 that was scheduled to mature in September 2017.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Three Months
	Ended March 31,
	2017	2016
Weighted-average loan receivable outstanding (in millions)	$413.7	$435.0
Weighted-average interest rate	8.3%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2017	2016
Weighted-average debt outstanding (in billions)	$4.6	$5.1
Weighted-average interest rate	4.5%	4.6%

The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.4% and 4.2% at March 31, 2017 and 2016, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.4 million for the three months ended March 31, 2017, compared to $1.2 million for the comparable period in 2016.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2017	2016	$ Change
Equity in net (loss) income of joint ventures(A)	$(1,665)	$14,421	$(16,086)
Reserve of preferred equity interests(B)	(76,000)	—	(76,000)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(223)	(458)	235
(A)

The decrease in equity in net income of joint ventures for the three months ended March 31, 2017, compared to the prior-year period, primarily was the result of impairment charges recorded aggregating $52.7 million on four assets, of which the Company’s share was $2.9 million.  In the first quarter of 2016, one unconsolidated joint venture sold 11 assets of which the Company’s share of the gain was $13.5 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)

In the first quarter of 2017, the Company recorded a valuation allowance on its preferred equity investments.  The valuation allowance is more fully described in Note 2, “Investments in and Advances to Joint Ventures” of the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net (Loss) Income (in thousands)

	Three Months
	Ended March 31,
	2017	2016	$ Change
Gain on disposition of real estate, net(A)	$38,127	$12,381	$25,746
Income attributable to non-controlling interests, net	(213)	(300)	87
Net (loss) income attributable to DDR(B)	(54,241)	45,573	(99,814)
(A)	During the first quarter of 2017, the Company sold nine shopping centers and land for total gross proceeds of $118.2 million.
(B)

The decrease in net income attributable to DDR for the three months ended March 31, 2017, compared to the prior-year comparable period, primarily was due to a $76.0 million valuation allowance recorded on the Company’s preferred investments in its two joint ventures with Blackstone, an aggregate separation charge of $11.5 million associated primarily with executive management and a staff restructuring and higher impairment charges recorded in 2017, partially offset by a $38.1 million gain on the sale of real estate assets.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2017	2016	$ Change
FFO attributable to common shareholders(A)	$22,212	$114,542	$(92,330)
Operating FFO attributable to common shareholders(B)	108,533	114,228	(5,695)
(A)

The decrease in FFO for the three months ended March 31, 2017, compared to the comparable period in 2016, primarily was a result of a $76.0 million valuation allowance recorded on the Company’s preferred investment in two joint ventures in addition to an aggregate charge of $11.5 million associated primarily with executive management transition and a recent staff restructuring.

(B)

The decrease in Operating FFO for the three months ended March 31, 2017, compared to the comparable period in 2016, primarily was attributable to the dilutive impact of deleveraging through asset sales.

The Company’s reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2017	2016
Net (loss) income attributable to common shareholders	$(59,835)	$39,979
Depreciation and amortization of real estate investments	88,649	94,854
Equity in net loss (income) of joint ventures	1,665	(14,421)
Joint ventures' FFO(A)	6,582	6,150
Non-controlling interests (OP Units)	76	76
Impairment of depreciable real estate assets	21,973	—
Gain on disposition of depreciable real estate	(36,898)	(12,096)
FFO attributable to common shareholders	22,212	114,542
Reserve of preferred equity interests	76,000	—
Separation charges	11,471	—
Transaction, debt extinguishment, litigation, other, net	(1)	(29)
Equity in net loss of joint ventures	80	—
Gain on disposition of non-depreciable real estate, net	(1,229)	(285)
Non-operating items, net	86,321	(314)
Operating FFO attributable to common shareholders	$108,533	$114,228

(A)

At March 31, 2017 and 2016, the Company had an economic investment in unconsolidated joint venture interests related to 150 and 157 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO is summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2017	2016
Net (loss) income attributable to unconsolidated joint ventures	$(52,377)	$47,305
Depreciation and amortization of real estate investments	45,096	49,035
Impairment of depreciable real estate assets	52,657	—
Loss (gain) on disposition of depreciable real estate, net	173	(53,483)
FFO	$45,549	$42,857
FFO at DDR's ownership interests	$6,582	$6,150
Operating FFO at DDR's ownership interests	$6,662	$6,150

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $4.5 billion at March 31, 2017, and December 31, 2016.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at March 31, 2017) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2017, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to be able to operate in compliance with these covenants in 2017 and beyond.

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

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at March 31, 2017 (in millions):

Cash and Cash Equivalents	$19.7
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	(90.0)
Letters of credit	(0.8)
Borrowing capacity available	$709.2

The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner over the long-term, including incorporating a healthy level of conservatism regarding possible future market conditions.

Equity

The Company has a $250 million continuous equity program.  At April 30, 2017, the Company had $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of March 31, 2017

The following depicts the Company’s consolidated debt maturities at March 31, 2017, and forecasted thirteen months (April 2018), after deducting debt that has refinancing options, and compares that amount to the availability of the Revolving Credit Facilities (in millions):

Senior Notes(A)	$300.0
Unsecured Term Loan(B)	400.0
Secured Term Loan	200.0
Mortgage Indebtedness	128.2
Total 2017 debt maturities	1,028.2
April 2018 Senior Note maturity	300.0
January–April 2018 mortgage debt maturities	106.2
1,434.4
Less loans with extension options(B)	(400.0)
$1,034.4
Borrowing capacity available on Revolving Credit Facilities	$709.2

(A)	Senior Notes were repaid in April 2017 utilizing funds available on the Revolving Credit Facilities.

(B)	Debt maturity is expected to be extended at the Company’s option in accordance with the loan agreement.

The Company’s debt obligations through April 30, 2018, exceed the borrowing capacity on the Revolving Credit Facilities by $325.2 million.  While the Company is looking to strengthen its balance sheet and reduce leverage, its shorter-term strategy is to extend the term of its debt.  As a result, the Company may issue long-term debt in combination with net asset sale proceeds to refinance debt as it matures.  As of April 30, 2017, the Company received proceeds of approximately $50 million from asset sales and a loan repayment.

The Company believes that the combination of available cash, cash flows expected to be generated from asset sales and operations as well as borrowings under Revolving Credit Facilities and other new long-term debt issuances or equity financings will be sufficient to satisfy the Company’s current and planned capital spending requirements and debt repayments for the next twelve months.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Management believes the scheduled debt maturities in 2017 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to lower leverage, extend debt duration, increase liquidity and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of March 31, 2017

The debt maturities of the Company’s unconsolidated joint ventures through at March 31, 2017, and forecasted thirteen months (April 2018), are as follows (in millions):

	Outstanding at March 31, 2017	At DDR Share
DDR Domestic Retail Fund I(A)	$899.1	$179.8
BRE DDR Retail Holdings III(B)	603.7	30.2
DDR – SAU Retail Fund, LLC(C)	60.1	12.0
BRE DDR Retail Holdings IV(C)	34.4	1.7
Total debt maturities through April 2018	$1,597.3	$223.7

(A)

Primarily consists of debt maturing in July 2017.  The joint venture expects to refinance this obligation, which could require the Company to fund additional capital, of which the Company’s proportionate share is estimated to be $40 million to $50 million.

(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.

(C)	Expected to be refinanced.

It is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options, or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2017	2016
Cash flow provided by operating activities	$91,907	$81,798
Cash flow (used for) provided by investing activities	(19,435)	97,086
Cash flow used for financing activities	(45,396)	(177,171)

Changes in cash flow for the three months ended March 31, 2017, compared to the prior year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities increased $10.1 million, primarily due to the following:

•	Reduced interest payments

Investing Activities:  Cash used for investing activities increased $116.5 million, primarily due to the following:

•	Lower proceeds of $73.6 million from disposition of real estate in 2017,
•	Lower distributions from joint ventures of $14.2 million
•	Equity contributions to joint ventures of $21.5 million in 2017 and
•	Greater expenditure on acquisitions in 2017 of $26.1 million.

Financing Activities:  Cash used for financing activities decreased $131.8 million, primarily due to the following:

•	Net decrease of $134.5 million in debt repayments and
•	Increase of $6.6 million in dividend payments.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $75.4 million for the three months ended March 31, 2017, as compared to $75.1 million for the same period in 2016.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first quarter of 2017.

The Company declared a quarterly dividend of $0.19 per common share for the first quarter of 2017.  The Board of Directors of the Company expects to continue to monitor the 2017 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

Although the Company is still in the process of finalizing its overall strategic plan and key objectives, it remains committed to strengthening the balance sheet, improving liquidity and lowering its risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Acquisitions

In January 2017, the Company acquired 3030 North Broadway in Chicago, Illinois, a 131,748 square foot Company-owned GLA grocery-anchored shopping center, for $81.0 million.  The contract for this acquisition was initially executed in mid-2016, but closing was delayed due to the final completion of construction.

Dispositions

As part of the Company’s overall deleveraging strategy, the Company had been marketing less strategic assets for sale.  The new executive management team is currently evaluating the portfolio on an asset-by-asset basis to determine the most prudent investment decisions.  Changes in investment strategies for assets may impact the Company’s impairment assumptions for those properties.  The disposition of certain assets could result in a loss or impairment recorded in future periods.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of the assets, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

During the three months ended March 31, 2017, the Company sold nine shopping center properties, aggregating 1.5 million square feet, and two land parcels, for an aggregate sales price of $118.2 million.  The Company recorded a net gain of $38.1 million.  In addition, one of the Company’s unconsolidated joint ventures sold one shopping center property for $5.5 million.  The Company sold one additional shopping center in April 2017 for $18 million.

Development and Redevelopment Opportunities

One of the important benefits of the Company’s asset class is the ability to phase development and redevelopment projects over time until appropriate leasing levels can be achieved.  To maximize the return on capital spending, the Company has generally adhered to strict investment criteria thresholds.  A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate and the Company’s ratio of big box tenants versus small shop tenant space.

The Company will generally commence construction on various developments and redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2017 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2017.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2017, the $2.0 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 141 acres of this land, which has a recorded cost basis of approximately $18 million, is available for future development.

Included in Construction in Progress and Land at March 31, 2017, were $30 million of recorded costs related to undeveloped land for which active construction has not yet commenced or was previously ceased.  The Company evaluates its intentions with respect to these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Development and Redevelopment Projects

As part of its portfolio management strategy to develop, expand, improve and re-tenant various properties, at March 31, 2017, the Company has invested approximately $148 million in various consolidated active development and redevelopment projects and expects to bring at least $80 million of development into service in 2017 on a net basis, after deducting sales proceeds from outlot sales.

At March 31, 2017, the Company had no significant consolidated development projects.

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  At March 31, 2017, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2017
Lee Vista Promenade (Orlando, Florida)	1Q19	$39,342	$18,865
Kenwood Square (Cincinnati, Ohio)	2Q18	31,171	20,166
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	1,228
Belgate (expansion) (Charlotte, North Carolina)	4Q17	25,788	17,104
Bermuda Square (Richmond, Virginia)	4Q18	18,675	13,004
Plaza del Sol (expansion) (San Juan, Puerto Rico)	4Q17	11,818	8,523
Total		$154,586	$78,890

For redevelopment assets completed in 2017, the assets placed in service were completed at a cost of approximately $130 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.9 billion and $3.1 billion at March 31, 2017 and 2016, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At March 31, 2017, the Company’s capitalization consisted of $4.5 billion of debt, $350.0 million of preferred shares and $4.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $12.53, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2017), resulting in a debt to total market capitalization ratio of 0.48 to 1.0, as compared to the ratio of 0.42 to 1.0 at March 31, 2016.  The closing price of the common shares on the New York Stock Exchange was $17.79 at March 31, 2016.  The Company’s total debt consisted of the following (in billions):

	March 31,
	2017	2016
Fixed-rate debt(A)	$3.8	$4.0
Variable-rate debt	0.7	1.0
	$4.5	$5.0

(A)

Includes $76.5 million and $78.1 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at March 31, 2017 and 2016, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2017, the Company’s 2017 debt maturities consisted of $300.0 million of senior unsecured notes, a $400.0 million unsecured term loan, a $200.0 million secured term loan and $128.2 million of consolidated mortgage debt. In April 2017, the senior unsecured notes were repaid using availability under the Company’s Revolving Credit Facilities and the $400.0 million unsecured term loan was extended to April 2018.  The Company expects to fund these remaining obligations from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $7.1 million for its consolidated properties at March 31, 2017.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  The Company’s purchase order obligations related to the maintenance of its properties and general and administrative expenses are typically payable within one year and are not a material amount.

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

ECONOMIC CONDITIONS

The retail shopping sector continues to be affected by the competitive nature of the retail business including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at March 31, 2017, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Despite the recent tenant bankruptcies, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2017 and 2018.  This is evidenced by the continued volume of leasing activity, which was almost two million square feet of space for new leases and renewals for the first quarter of 2017, as well as approximately nine million square feet of space for new leases and renewals for the year ended December 31, 2016.  The Company also benefits from its real estate asset class (shopping centers), which typically has a higher return on capital expenditures, as well as a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.9% and Bed Bath & Beyond at 3.3%).  Other significant tenants include Walmart, Target, PetSmart, Dick’s Sporting Goods, Ross Stores, AMC Theatres, Lowe’s, Ulta and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been adapting to an omni-channel retail environment, creating positive same-store sales growth over the prior few years.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 92.3% at March 31, 2017, and 93.3% at December 31, 2016 and March 31, 2016.  The net decrease in occupancy in the first quarter of 2017 primarily was attributed to expiring anchor leases that were not renewed and tenant bankruptcies, as well as the impact of asset sales with rates that were slightly above the portfolio average occupancy.  The total portfolio average annualized base rent per occupied square foot was $15.27 at March 31, 2017, as compared to $15.00 at December 31, 2016, and $14.58 at March 31, 2016.  The increase primarily was due to the sale of lower quality assets and the acquisition of shopping centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first quarter of 2017 was only $3.51 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The

Company is very conscious of and sensitive to the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

The Company owns 14 assets on the island of Puerto Rico aggregating 4.8 million square feet of Company-owned GLA.  These assets represent 11.7% of the Company’s total consolidated revenue and 13.7% of the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the three months ended March 31, 2017.  Additionally, these assets account for 6.5% of Company-owned GLA, including the unconsolidated joint ventures at March 31, 2017.  There is concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  However, the Company believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high-quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart and TJX Companies) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  Nonetheless, the Company’s Board of Directors and management continue to evaluate its investment in the 14 assets and may determine to dispose of all or a portion of these assets.  There can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized;

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
•

The Company may not realize anticipated returns from its real estate assets outside the contiguous United States (the Company owns 14 assets in Puerto Rico), which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•

The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including the recent management transition and in response to changing market conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $76.5 million and $76.9 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8% at March 31, 2017 and December 31, 2016), is summarized as follows:

	March 31, 2017				December 31, 2016
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,830.0	4.3	4.9%	84.7%	$3,869.5	4.5	4.9%	86.1%
Variable-Rate Debt	$690.9	0.6	2.1%	15.3%	$624.5	0.3	1.9%	13.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at March 31, 2017 and December 31, 2016, is summarized as follows:

	March 31, 2017				December 31, 2016
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,676.4	$282.8	2.2	5.2%	$1,808.1	$298.3	1.6	5.4%
Variable-Rate Debt	$1,222.2	$114.4	1.6	2.8%	$1,226.3	$114.6	1.9	2.6%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures of the Company’s shopping centers.  Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.  The interest rate risk on variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.  The Company is exposed to credit risk in the event of nonperformance by the counterparties to the Swaps.  The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

The carrying value and the fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2017 and December 31, 2016, is summarized as follows (in millions):

	March 31, 2017			December 31, 2016
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,830.0	$3,971.1	$3,830.7	$3,869.5	$4,044.2	$3,895.0
Company's proportionate share of joint venture fixed-rate debt	$282.8	$283.3	$278.5	$298.3	$305.1	$300.8

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2017, would result in an increase in interest expense of approximately $1.7 million for the Company and $0.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2017.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2017, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2017	761	$15.27	—	—
February 1–28, 2017	134,088	15.03	—	—
March 1–31, 2017	11,712	14.13	—	—
Total	146,561	$14.96	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 30, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

4.2	Third Amendment to Second Amended and Restated Secured Term Loan Agreement, dated March 30, 2017, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent

10.1	Employment Agreement, dated as of March 2, 2017, by and between DDR and David R. Lukes

10.2	Employment Agreement, dated as of March 2, 2017, by and between DDR and Michael A. Makinen

10.3	Employment Agreement, dated as of March 2, 2017, by and between DDR and Matthew L. Ostrower

10.4	Form of Restricted Share Units Award Memorandum – CEO & CFO

10.5	Form of Restricted Share Units Award Memorandum – COO

10.6	Form of Performance Shares Award Memorandum – CEO & CFO

10.7	Form of Performance Shares Award Memorandum – COO

10.8	Form of Performance-Based Restricted Share Units Award Memorandum – CEO & CFO

10.9	Form of Performance-Based Restricted Share Units Award Memorandum – COO

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2017 and 2016, (iv) Consolidated Statement of Equity for the Three Months Ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 4, 2017

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference

4	4.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 30, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

			Submitted electronically herewith

4	4.2	Third Amendment to Second Amended and Restated Secured Term Loan Agreement, dated March 30, 2017, among DDR Corp., the lenders party thereto and KeyBank National Association, as administrative agent	Submitted electronically herewith

10	10.1	Employment Agreement, dated as of March 2, 2017, by and between DDR and David R. Lukes	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)

10	10.2	Employment Agreement, dated as of March 2, 2017, by and between DDR and Michael A. Makinen	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)

10	10.3	Employment Agreement, dated as of March 2, 2017, by and between DDR and Matthew L. Ostrower	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)

10	10.4	Form of Restricted Share Units Award Memorandum – CEO & CFO	Submitted electronically herewith

10	10.5	Form of Restricted Share Units Award Memorandum – COO	Submitted electronically herewith

10	10.6	Form of Performance Shares Award Memorandum – CEO & CFO	Submitted electronically herewith

10	10.7	Form of Performance Shares Award Memorandum – COO	Submitted electronically herewith

10	10.8	Form of Performance-Based Restricted Share Units Award Memorandum – CEO & CFO	Submitted electronically herewith

10	10.9	Form of Performance-Based Restricted Share Units Award Memorandum – COO	Submitted electronically herewith

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith

32	32.1

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

			Submitted electronically herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
101	101.INS	XBRL Instance Document	Submitted electronically herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith