Form 10-Q
period 2017-06-30
DDR CORP
filed 2017-08-03
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, the registrant had 367,802,147 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2017

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets
Land	$1,938,589	$1,990,406
Buildings	6,193,366	6,412,532
Fixtures and tenant improvements	726,721	735,685
	8,858,676	9,138,623
Less: Accumulated depreciation	(2,001,376)	(1,996,176)
	6,857,300	7,142,447
Construction in progress and land	113,543	105,435
Total real estate assets, net	6,970,843	7,247,882
Investments in and advances to joint ventures, net	435,485	454,131
Cash and cash equivalents	414,074	30,430
Restricted cash	61,462	8,795
Accounts receivable, net	114,449	121,367
Notes receivable, net	19,590	49,503
Other assets, net	254,135	285,410
	$8,270,038	$8,197,518
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$3,060,345	$2,913,217
Unsecured term loan	398,316	398,399
	3,458,661	3,311,616
Secured indebtedness:
Secured term loan	199,950	199,843
Mortgage indebtedness	908,055	982,509
	1,108,005	1,182,352
Total indebtedness	4,566,666	4,493,968
Accounts payable and other liabilities	368,412	382,293
Dividends payable	76,744	75,245
Total liabilities	5,011,822	4,951,506
Commitments and contingencies
DDR Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2017	175,000	—
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 367,149,127 and 366,298,335 shares issued at June 30, 2017 and December 31, 2016, respectively	36,715	36,630
Additional paid-in capital	5,499,103	5,487,212
Accumulated distributions in excess of net income	(2,809,110)	(2,632,327)
Deferred compensation obligation	10,254	15,149
Accumulated other comprehensive loss	(2,632)	(4,192)
Less: Common shares in treasury at cost: 666,209 and 947,893 shares at June 30, 2017 and December 31, 2016, respectively	(9,816)	(14,957)
Total DDR shareholders' equity	3,249,514	3,237,515
Non-controlling interests	8,702	8,497
Total equity	3,258,216	3,246,012
	$8,270,038	$8,197,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2017	2016
Revenues from operations:
Minimum rents	$164,623	$178,064
Percentage and overage rents	1,823	1,654
Recoveries from tenants	55,633	61,376
Fee and other income	14,108	16,227
	236,187	257,321
Rental operation expenses:
Operating and maintenance	32,150	35,330
Real estate taxes	33,744	36,534
Impairment charges	28,096	—
General and administrative	22,756	18,499
Depreciation and amortization	90,276	97,698
	207,022	188,061
Other income (expense):
Interest income	7,166	9,446
Interest expense	(48,908)	(54,012)
Other income (expense), net	(954)	2,081
	(42,696)	(42,485)
(Loss) income before earnings from equity method investments and other items	(13,531)	26,775
Equity in net (loss) income of joint ventures	(717)	1,117
(Loss) income before tax expense	(14,248)	27,892
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(473)	(245)
(Loss) income from continuing operations	(14,721)	27,647
Gain on disposition of real estate, net	44,599	13,721
Net income	$29,878	$41,368
Income attributable to non-controlling interests, net	(267)	(310)
Net income attributable to DDR	$29,611	$41,058
Preferred dividends	(6,399)	(5,594)
Net income attributable to common shareholders	$23,212	$35,464

Per share data:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2017	2016
Revenues from operations:
Minimum rents	$331,852	$355,431
Percentage and overage rents	3,522	3,590
Recoveries from tenants	113,109	122,975
Fee and other income	28,125	29,748
	476,608	511,744
Rental operation expenses:
Operating and maintenance	65,141	72,588
Real estate taxes	68,073	72,318
Impairment charges	50,069	—
General and administrative	53,828	36,375
Depreciation and amortization	181,160	194,600
	418,271	375,881
Other income (expense):
Interest income	15,558	18,496
Interest expense	(100,735)	(111,909)
Other income (expense), net	(958)	3,854
	(86,135)	(89,559)
(Loss) income before earnings from equity method investments and other items	(27,798)	46,304
Equity in net (loss) income of joint ventures	(2,382)	15,538
Reserve of preferred equity interests	(76,000)	—
(Loss) income before tax expense	(106,180)	61,842
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(696)	(703)
(Loss) income from continuing operations	(106,876)	61,139
Gain on disposition of real estate, net	82,726	26,102
Net (loss) income	$(24,150)	$87,241
Income attributable to non-controlling interests, net	(480)	(610)
Net (loss) income attributable to DDR	$(24,630)	$86,631
Preferred dividends	(11,993)	(11,188)
Net (loss) income attributable to common shareholders	$(36,623)	$75,443

Per share data:
Basic	$(0.10)	$0.21
Diluted	$(0.10)	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$29,878	$41,368	$(24,150)	$87,241
Other comprehensive income:
Foreign currency translation	345	(168)	537	674
Change in fair value of interest-rate contracts	354	330	789	376
Change in cash flow hedges reclassed to earnings	199	172	377	344
Total other comprehensive income	898	334	1,703	1,394
Comprehensive income (loss)	$30,776	$41,702	$(22,447)	$88,635
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(267)	(310)	(480)	(610)
Foreign currency translation	(98)	(6)	(143)	(268)
Total comprehensive income attributable to non-controlling interests	(365)	(316)	(623)	(878)
Total comprehensive income (loss) attributable to DDR	$30,411	$41,386	$(23,070)	$87,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2016	$350,000	$36,630	$5,487,212	$(2,632,327)	$15,149	$(4,192)	$(14,957)	$8,497	$3,246,012
Issuance of common shares related to stock plans	—	85	11,502	—	—	—	730	—	12,317
Issuance of preferred shares	175,000	—	(6,097)	—	—	—	—	—	168,903
Stock-based compensation, net	—	—	6,486	—	(4,895)	—	4,411	—	6,002
Distributions to non-controlling interests	—	—	—	—	—	—	—	(418)	(418)
Dividends declared-common shares	—	—	—	(139,726)	—	—	—	—	(139,726)
Dividends declared-preferred shares	—	—	—	(12,427)	—	—	—	—	(12,427)
Comprehensive (loss) income	—	—	—	(24,630)	—	1,560	—	623	(22,447)
Balance, June 30, 2017	$525,000	$36,715	$5,499,103	$(2,809,110)	$10,254	$(2,632)	$(9,816)	$8,702	$3,258,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2017	2016
Cash flow from operating activities:
Net (loss) income	$(24,150)	$87,241
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	181,160	194,600
Stock-based compensation	7,976	4,051
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,896	1,151
Equity in net loss (income) of joint ventures	2,382	(15,538)
Reserve of preferred equity interests	76,000	—
Operating cash distributions from joint ventures	3,446	3,779
Gain on disposition of real estate	(82,726)	(26,102)
Impairment charges	50,069	—
Change in notes receivable accrued interest	(3,131)	(5,502)
Net change in accounts receivable	3,519	2,619
Net change in accounts payable and accrued expenses	2,443	(4,357)
Net change in other operating assets and liabilities	(9,742)	(11,062)
Total adjustments	233,292	143,639
Net cash flow provided by operating activities	209,142	230,880
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(86,066)	(59,886)
Real estate developed and improvements to operating real estate	(56,431)	(91,116)
Proceeds from disposition of real estate	300,474	243,220
Equity contributions to joint ventures	(69,068)	(1,406)
Distributions from unconsolidated joint ventures	7,025	20,510
Repayment of joint venture advances, net	1,190	—
Issuance of notes receivable	—	(4,611)
Repayment of notes receivable	31,068	305
Net cash flow provided by investing activities	128,192	107,016
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	—	55,000
Proceeds from issuance of senior notes, net of offering expenses	445,271	—
Repayment of senior notes	(300,000)	(240,000)
Repayment of mortgage debt	(73,475)	(15,750)
Payment of debt issuance costs	(532)	(41)
Proceeds from issuance of preferred shares, net of offering expenses	168,903	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	9,884	1,785
Distributions to non-controlling interests and redeemable operating partnership units	(423)	(575)
Dividends paid	(150,655)	(143,684)
Net cash flow provided by (used for) financing activities	98,973	(343,265)

Effect of foreign exchange rate changes on cash and cash equivalents	4	3
Net increase (decrease) in cash, cash equivalents and restricted cash	436,307	(5,369)
Cash, cash equivalents and restricted cash, beginning of period	39,225	32,520
Cash, cash equivalents and restricted cash, end of period	$475,536	$27,154

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and six months ended June 30, 2017 and 2016, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $325.3 million and $405.4 million as of June 30, 2017 and December 31, 2016, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2017	2016
Accounts payable related to construction in progress	$15.7	$20.8
Dividends declared	76.7	75.1

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Common share dividends declared per share	$0.19	$0.19	$0.38	$0.38

Fee and Other Income

Fee and other income was composed of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Management and other fee income	$8,787	$11,465	$18,226	$19,643
Ancillary and other property income	4,660	4,512	8,993	8,616
Lease termination fees	630	216	808	1,445
Other	31	34	98	44
Total fee and other income	$14,108	$16,227	$28,125	$29,748

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

New Accounting Standards to Be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the ASC.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU No. 2014-09.  The Company expects to adopt using the modified retrospective approach for financial statements issued after January 1, 2018.

Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed below.  The Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance will not have a material impact on the method of revenue recognition, excluding tenant-related revenue with respect to leasing transactions.  The Company anticipates that upon adoption of ASU No. 2014-09, the recognition of lease commission income earned pursuant to its management agreements with unconsolidated joint ventures most likely will be accelerated into an earlier quarter than recognized in current GAAP.  The majority of the Company’s lease commission income is recognized 50% upon lease execution and 50% upon tenant rent commencement.  Under the new standard, the Company anticipates that a lease commission will be recognized in its entirety upon lease execution.  This revenue is not considered material to the Company’s consolidated financial statements.

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

2.	Investments in and Advances to Joint Ventures

At June 30, 2017 and December 31, 2016, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 149 and 151 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2017	December 31, 2016
Condensed Combined Balance Sheets
Land	$1,260,115	$1,287,675
Buildings	3,309,410	3,376,720
Fixtures and tenant improvements	211,308	203,824
	4,780,833	4,868,219
Less: Accumulated depreciation	(943,437)	(884,356)
	3,837,396	3,983,863
Construction in progress and land	53,832	56,983
Real estate, net	3,891,228	4,040,846
Cash and restricted cash	83,764	50,378
Receivables, net	47,449	50,685
Other assets, net	231,461	248,664
	$4,253,902	$4,390,573

Mortgage debt	$2,690,667	$3,034,399
Notes and accrued interest payable to the Company	2,938	1,584
Other liabilities	197,492	206,949
	2,891,097	3,242,932
Redeemable preferred equity – DDR	396,779	393,338
Accumulated equity	966,026	754,303
	$4,253,902	$4,390,573

Company's share of accumulated equity	$147,474	$97,977
Redeemable preferred equity, net	318,181	393,338
Basis differentials	(30,233)	(36,117)
Deferred development fees, net of portion related to the Company's interest	(2,875)	(2,651)
Amounts payable to the Company	2,938	1,584
Investments in and Advances to Joint Ventures, net	$435,485	$454,131

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Condensed Combined Statements of Operations
Revenues from operations	$126,528	$128,890	$253,576	$256,800
Expenses from operations:
Operating expenses	37,691	36,973	74,359	74,629
Impairment charges	27,850	—	80,507	—
Depreciation and amortization	47,589	49,021	92,685	98,056
Interest expense	29,004	33,319	59,134	66,641
Preferred share expense	8,239	8,305	16,367	16,569
Other (income) expense, net	9,054	6,319	15,627	12,130
	159,427	133,937	338,679	268,025
Loss from continuing operations	(32,899)	(5,047)	(85,103)	(11,225)
(Loss) gain on disposition of real estate, net	(803)	114	(976)	53,597
Net (loss) income attributable to unconsolidated joint ventures	$(33,702)	$(4,933)	$(86,079)	$42,372
Company's share of equity in net (loss) income of joint ventures	$(1,090)	$817	$(6,383)	$12,091
Basis differential adjustments(A)	373	300	4,001	3,447
Equity in net (loss) income of joint ventures	$(717)	$1,117	$(2,382)	$15,538
(A)

The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, unrecognized preferred PIK, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Management and other fees	$6.7	$9.6	$13.6	$15.8
Interest income	6.3	8.3	13.8	16.6
Development fees and leasing commissions	1.9	1.8	4.4	3.7

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	June 30, 2017	Net of Reserve	Inception	June 30, 2017
BRE DDR III	Oct 2014	$19.6	$300.0	$314.5	$244.5	70	48
BRE DDR IV	Dec 2015	12.9	82.6	73.4	67.4	6	6
			$382.6	$387.9	$311.9

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

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in

Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  Blackstone has the right to defer up to 23.5% of the preferred fixed distributions as a payment in kind distribution or “PIK.”  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the preferred fixed distribution will become impaired.

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels with the common members under certain circumstances including specified financial covenants, upon a sale of properties over a certain threshold; (3) at DDR’s option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV); and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III the use of net asset sale proceeds prior to 2021 to repay the preferred investment is first subject to a remaining minimum net asset sales threshold of $34.3 million payable to common equity members only, with net asset sale proceeds generated thereafter allocated at 49.0% to the preferred member.  For BRE DDR IV, the preferred investment is collateralized by assets in which DDR has a 5% common equity interest for 95% of the value and by an additional six assets in which DDR has a nominal interest.  The repayment of the BRE DDR IV preferred investment prior to 2022 is first subject to a remaining minimum net asset sales threshold of $26.0 million, of which $6.0 million is allocated to the preferred member.  The net asset sale proceeds generated thereafter are expected to be available to repay the preferred member.

In the first quarter of 2017, the Company recorded a valuation allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests of $70.0 million and $6.0 million, respectively, or $76.0 million in the aggregate.  The valuation allowances were triggered late in the first quarter by an increase in the estimated market capitalization rates for the underlying real estate collateral of the investments.  The values of open air shopping centers anchored by big box national retailers, particularly in secondary markets, have been under increasing pressure and most recently decreased due to the continued perceived threat of internet retail competition and recent tenant bankruptcies.  Several large national retailers filed for bankruptcy in March and April 2017.  A majority of the shopping centers collateralizing the preferred investments are those which have been most impacted by the rising capitalization rates.  These factors have also reduced the number of potential investors and well-capitalized buyers for these types of assets.  The managing member of the two joint ventures exercises significant influence over the timing of asset sales.  Due to the Company’s expectation regarding the likely timing of asset sales, the valuation of the Company’s investments considers how management believes a third party market participant would value the securities in the current higher capitalization rate environment.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company reassessed its $76.0 million aggregate valuation allowance at June 30, 2017, and based upon current market assumptions and data determined no additional adjustments were deemed necessary.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

As discussed above, the preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, effective in March 2017, the Company no longer recognizes as interest income the 2.0% PIK.  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

DDRM Properties (formerly DDR Domestic Retail Fund I)

In June 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I, totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity and an affiliate of the Company retained its 20% interest.  This ownership structure is consistent with the structure of the joint venture prior to the recapitalization.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing aggregating $706.7 million (of which the Company’s pro rata share is $141.3 million) collateralized by the 52 assets with a maturity date of July 2022, including extensions.  The Company contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

The remaining three assets not involved in the recapitalization were distributed to the existing partners of DDR Domestic Retail Fund I at the aggregate book value of $74.0 million (of which the Company’s pro rata share is $14.8 million) and contributed to a new joint venture with the same ownership structure, DDR Manatee Liquidating Holdco I.  The Company retained a 20% interest in the joint venture and will continue to provide leasing and management services.  The assets in the joint venture are unencumbered.

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

Total consideration for the acquisition was paid in cash.  The costs related to the acquisition of this asset were capitalized to real estate assets (Note 1).  Included in the Company’s consolidated statements of operations are $3.0 million in total revenues from the date of acquisition through June 30, 2017, for the acquired property.

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.  At June 30, 2017, the Company’s loans outstanding had maturity dates ranging from June 2019 to June 2023 at an interest rate of 9.0%.  At June 30, 2017, the Company did not have any loans outstanding that were past due.  The following table reconciles the loans receivable on real estate (in thousands):

	2017	2016
Balance at January 1	$49,488	$41,988
Additions:
New mortgage loans	—	4,611
Interest	523	17
Accretion of discount	269	511
Deductions:
Collections of principal and interest(A)	(30,701)	(257)
Balance at June 30	$19,579	$46,870

(A)	In April 2017, a loan receivable of $30.6 million with a maturity date of September 2017 was repaid in full.

5.	Other Assets, Net

Other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Intangible assets:
In-place leases, net	$87,231	$99,600
Above-market leases, net	17,482	20,405
Lease origination costs	11,823	12,931
Tenant relations, net	100,066	108,662
Total intangible assets, net(A)	216,602	241,598
Other assets:
Prepaid expenses	25,232	26,842
Other assets	2,310	6,274
Deposits	5,950	5,965
Deferred charges, net	4,041	4,731
Total other assets, net	$254,135	$285,410
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $16.0 million and $21.3 million for the three months ended June 30, 2017 and 2016, respectively, and $32.6 million and $40.8 million for the six months ended June 30, 2017 and 2016, respectively.

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at June 30, 2017	Weighted-Average Interest Rate at June 30, 2017	Maturity Date
Unsecured Credit Facility	—	N/A	June 2019
PNC Facility	—	N/A	June 2019

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million, if certain financial covenants are maintained, two six-month options to extend the maturity to June 2020 upon the Company’s request and an accordion feature for expansion of availability up to $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2017.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at June 30, 2017) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service and Standard and Poor’s.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at June 30, 2017.

7.	Senior Notes

In May 2017, the Company issued $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  These notes were issued at a discount of $0.8 million.  Total fees, including underwriting discounts, incurred by the Company were $3.9 million.  In July 2017, the Company repaid all of its 4.75% senior unsecured notes due April 2018 with an aggregate principal amount outstanding of $300.0 million.

8.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $339.6 million and $445.2 million at June 30, 2017 and December 31, 2016, respectively, as compared to the carrying amounts of $338.2 million and $443.3 million, respectively.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$3,060,345	$3,169,530	$2,913,217	$3,056,896
Revolving Credit Facilities and term loans	598,266	601,321	598,242	601,131
Mortgage Indebtedness	908,055	933,534	982,509	1,012,869
	$4,566,666	$4,704,385	$4,493,968	$4,670,896

9.	Commitments and Contingencies

Accrued Expense

The Company recorded separation charges aggregating $5.1 million and $16.6 million for the three and six months ended June 30, 2017, respectively.  The six-month aggregate charge included $9.4 million related to the March 2, 2017, executive management transition, which was the result of the termination without cause of several of the Company’s executives under the terms of their respective employment agreements.  The remaining $7.2 million related to the elimination of 65 positions, including nine officer level roles, in April 2017 as part of organization changes to further centralize key operational decision-making.  The total six-month charge included stock-based compensation expense of approximately $4.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards.  At June 30, 2017, approximately $5.5 million was included in accounts payable and accrued expenses related to the aggregate charges in the Company’s consolidated balance sheet.

10.	Equity

In June 2017, the Company issued $175.0 million aggregate liquidation preference of its newly designated 6.375% Class A cumulative redeemable preferred shares at a price of $500.00 per share (or $25.00 per depositary share) and incurred $6.1 million in issuance costs reflected in paid-in capital.

11.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2016	$(3,930)	$(262)	$(4,192)
Other comprehensive income before reclassifications	789	394	1,183
Change in cash flow hedges reclassed to earnings(A)	377	—	377
Net current-period other comprehensive income	1,166	394	1,560
Balance, June 30, 2017	$(2,764)	$132	$(2,632)
(A)

Includes amortization classified in Interest Expense of $0.4 million in the Company’s consolidated statement of operations for the six months ended June 30, 2017, which was previously recognized in accumulated other comprehensive loss.

12.	Impairment Charges and Reserves

In 2017, the Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2017
Assets marketed for sale(A)	$19.0	$41.0
Undeveloped land previously held for development(A)	9.1	9.1
Total continuing operations	$28.1	$50.1
Reserve of preferred equity interests(B)	—	76.0
Total impairment charges	$28.1	$126.1
(A)	Triggered by changes in asset hold-period assumptions and/or expected future cash flows.
(B)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 2).

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six months ended June 30, 2017.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2017
Long-lived assets held and used	$—	$—	$59.5	$59.5	$50.1
Preferred equity interests	—	—	319.3	319.3	76.0

The following tables present quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per acre (in thousands)):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	June 30, 2017	Valuation Technique	Unobservable Inputs	2017
Impairment of consolidated assets	$0.5	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	40.0	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	10%
	14.8	Discounted Cash Flow	Discount Rate	9%
			Terminal Capitalization Rate	10%
	4.2	Sales Comparison Approach	Price per Acre	$218
Reserve of preferred equity interests	319.3	Discounted Cash Flow	Discount Rate	8.3%–8.6%
			Terminal Capitalization Rate	5.3%–10.3%
			NOI Growth Rate	1%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

13.	Earnings Per Share

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Numerators – Basic and Diluted
(Loss) income from continuing operations	$(14,721)	$27,647	$(106,876)	$61,139
Plus: Gain on disposition of real estate	44,599	13,721	82,726	26,102
Plus: Income attributable to non-controlling interests	(267)	(310)	(480)	(610)
Less: Preferred dividends	(6,399)	(5,594)	(11,993)	(11,188)
Less: Earnings attributable to unvested shares and operating partnership units	(251)	(204)	(502)	(414)
Net income (loss) attributable to common shareholders after allocation to participating securities	$22,961	$35,260	$(37,125)	$75,029
Denominators – Number of Shares
Basic—Average shares outstanding	366,987	364,976	366,710	364,834
Effect of dilutive securities—Stock options	43	342	—	346
Diluted—Average shares outstanding	367,030	365,318	366,710	365,180
Earnings (Loss) Per Share:
Basic	$0.06	$0.10	$(0.10)	$0.21
Diluted	$0.06	$0.10	$(0.10)	$0.21

Shares subject to issuance under the Company’s 2016 VSEP were not considered in the computation of diluted EPS for the three and six months ended June 30, 2017 and 2016, as the calculation was anti-dilutive.

14.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$236,173	$14		$236,187
Rental operation expenses	(65,880)	(14)		(65,894)
Net operating income	170,293	—		170,293
Impairment charges	(28,096)			(28,096)
Depreciation and amortization	(90,276)			(90,276)
Interest income		7,166		7,166
Other income (expense), net			$(954)	(954)
Unallocated expenses(A)			(72,137)	(72,137)
Equity in net loss of joint ventures	(717)			(717)
Loss from continuing operations				$(14,721)

	Three Months Ended June 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$257,310	$11		$257,321
Rental operation expenses	(71,747)	(117)		(71,864)
Net operating income (loss)	185,563	(106)		185,457
Depreciation and amortization	(97,698)			(97,698)
Interest income		9,446		9,446
Other income (expense), net			$2,081	2,081
Unallocated expenses(A)			(72,756)	(72,756)
Equity in net income of joint ventures	1,117			1,117
Income from continuing operations				$27,647

	Six Months Ended June 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$476,580	$28		$476,608
Rental operation expenses	(133,201)	(13)		(133,214)
Net operating income	343,379	15		343,394
Impairment charges	(50,069)			(50,069)
Depreciation and amortization	(181,160)			(181,160)
Interest income		15,558		15,558
Other income (expense), net			$(958)	(958)
Unallocated expenses(A)			(155,259)	(155,259)
Equity in net loss of joint ventures	(2,382)			(2,382)
Reserve of preferred equity interests		(76,000)		(76,000)
Loss from continuing operations				$(106,876)
As of June 30, 2017:
Total gross real estate assets	$8,972,219			$8,972,219
Notes receivable, net(B)		$337,761	$(318,171)	$19,590

	Six Months Ended June 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$511,727	$17		$511,744
Rental operation expenses	(144,750)	(156)		(144,906)
Net operating income (loss)	366,977	(139)		366,838
Depreciation and amortization	(194,600)			(194,600)
Interest income		18,496		18,496
Other income (expense), net			$3,854	3,854
Unallocated expenses(A)			(148,987)	(148,987)
Equity in net income of joint ventures	15,538			15,538
Income from continuing operations				$61,139
As of June 30, 2016:
Total gross real estate assets	$9,949,961			$9,949,961
Notes receivable, net(B)		$447,074	$(399,780)	$47,294

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of June 30, 2017, the Company’s portfolio consisted of 298 shopping centers (including 150 shopping centers owned through joint ventures) aggregating approximately 100 million total square feet of gross leasable area (“GLA”).  These properties consist of 286 shopping centers owned in the United States and 12 in Puerto Rico.  At June 30, 2017, the aggregate occupancy of the Company’s operating shopping center portfolio was 91.5% and the average annualized base rent per occupied square foot was $15.46.

For the six months ended June 30, 2017, net income attributable to common shareholders decreased compared to the prior year, primarily due to a $76.0 million valuation allowance recorded on the Company’s preferred investments in two joint ventures and an aggregate separation charge of $16.6 million associated with the executive management transition and a staff restructuring.  In addition, higher impairment charges recorded in 2017, which were partially offset by an increase in gain on sale of real estate assets.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$23,212	$35,464	$(36,623)	$75,443
FFO attributable to common shareholders	$93,125	$120,321	$115,337	$234,863
Operating FFO attributable to common shareholders	$108,770	$122,441	$217,303	$236,670
Earnings (loss) per share – Diluted	$0.06	$0.10	$(0.10)	$0.21

In March 2017, the Company named a new executive team, including David Lukes as president and chief executive officer, Michael Makinen as chief operating officer and Matthew Ostrower as chief financial officer.  The management team, led by Mr. Lukes, completed several key strategic objectives in the second quarter of 2017 which included the streamlining of the Company’s organizational structure, executing several balance sheet improvements, and completing a portfolio review process.  The Company made several organizational changes in an effort to centralize decision-making and lower operating costs, which resulted in the elimination of 65 positions, including nine officer roles, and are expected to generate an annualized stabilized reduction to general and administrative expenses of approximately $6 million.  As outlined below, the Company also took several steps to strengthen its balance sheet, extend its debt maturity profile and reduce its overall risk profile.  Furthermore, the Company made progress toward, and remains committed to lowering leverage and improving overall liquidity.  One of the keys to achieving this objective is to recycle asset disposition proceeds toward its deleveraging effort.  In the second quarter, the Company completed a portfolio review process to not only identify asset disposition targets but also support its capital allocation strategy.  Looking forward, the Company seeks to create shareholder value through disciplined capital allocation and best-in-class operations that it believes should translate into net asset value growth over time.

The following is a summary of the Company’s significant transactional and operational activity execution in the first half of 2017:

•

The Company issued $450.0 million aggregate principal amount 4.700% senior unsecured notes due June 2027 and $175.0 million aggregate liquidation preference of its newly designated 6.375% Class A cumulative redeemable preferred shares.  The proceeds were used in July 2017 to repay outstanding indebtedness including the $300 million aggregate principal amount of 4.75% senior unsecured notes due April 2018.  As a result of these transactions, the Company increased its weighted average consolidated debt maturity from 3.7 years at March 31, 2017, to 4.7 years after considering the aforementioned unsecured note repayment in July 2017.

•

The Company completed the disposition of $361.2 million of assets during the six months ended June 30, 2017, of which DDR’s pro rata share was $344.2 million.  Included in these sales are two assets in Puerto Rico for a gross sales price of

$57.3 million. The Company also acquired a grocery-anchored shopping center at 3030 North Broadway in Chicago, Illinois, for $81.0 million.
•

The DDR Domestic Retail Fund I joint venture (now DDRM Properties) was recapitalized, which included $706.7 million of new mortgage financings on 52 assets, which were used to repay of all of the joint venture’s outstanding mortgage debt.

•

The Company continued its trend of consistent internal growth and strong operating performance in the first half of 2017, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates and an overall strong occupancy rate.

•

The Company leased approximately 3.7 million square feet in the first six months of 2017, including 151 new leases and 392 renewals for a total of 543 leases.  The remaining 2017 lease expirations at June 30, 2017, aggregated approximately 1.8 million square feet of GLA, as compared to 5.6 million square feet of GLA as of December 31, 2016.  The remaining 1.8 million square feet represents approximately 34.1% of total annualized base rent of 2017 expiring leases as of December 31, 2016.

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2016, the Company had 814 leases expiring in 2017, with an average base rent per square foot of $14.68.  For the comparable leases executed in the first half of 2017, the Company generated positive leasing spreads on a pro rata basis of 5.3% for new leases and 5.9% for renewals.  Although these spreads are positive, the new lease spread of 5.3% is significantly below the full-year 2016 spread of 20.6% on a pro rata basis.  The primary driver behind the lower new lease spread in the first half of 2017 was a single anchor tenant lease executed at a Puerto Rico property to replace a dark but rent paying tenant.  Excluding the impact of this lease, the first half new lease spreads were 13.5% on a pro rata basis, which is in line with the historical average.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•	The Company’s total portfolio average annualized base rent per square foot increased to $15.46 at June 30, 2017, as compared to $15.00 at December 31, 2016, and $14.63 at June 30, 2016.
•

The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 91.5% at June 30, 2017, as compared to 93.3% at December 31, 2016 and 93.5% at June 30, 2016.  The net decrease in occupancy in the first half of 2017 primarily was attributed to tenant bankruptcies and the impact of asset sales with rates that were slightly above the portfolio average occupancy.  In addition, the 2017 occupancy rate reflects the unabsorbed vacancy resulting from 0.7 million square feet of GLA related to The Sports Authority and Golfsmith bankruptcies in 2016 and the hhgregg bankruptcy in 2017.

•

For new leases executed during the first half of 2017, the Company expended a weighted-average cost of $4.94 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.77 for leases executed in the first half of 2016.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2016, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2017	2016	$ Change
Base and percentage rental revenues	$166,446	$179,718	$(13,272)
Recoveries from tenants	55,633	61,376	(5,743)
Fee and other income	14,108	16,227	(2,119)
Total revenues	$236,187	$257,321	$(21,134)

	Six Months
	Ended June 30,
	2017	2016	$ Change
Base and percentage rental revenues(A)	$335,374	$359,021	$(23,647)
Recoveries from tenants(B)	113,109	122,975	(9,866)
Fee and other income(C)	28,125	29,748	(1,623)
Total revenues	$476,608	$511,744	$(35,136)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$7.4
Acquisition of shopping centers	5.5
Development or redevelopment properties	1.6
Disposition of shopping centers	(36.2)
Straight-line rents	(1.9)
Total	$(23.6)

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio June 30,		Wholly-Owned Shopping Centers June 30,		Joint Venture Shopping Centers June 30,
	2017	2016	2017	2016	2017	2016
Centers owned	298	349	148	191	150	158
Aggregate occupancy rate	91.5%	93.5%	91.3%	93.6%	92.0%	93.4%
Average annualized base rent per occupied square foot(1)	$15.46	$14.63	$16.24	$14.95	$14.34	$14.09

(1)

For the six months ended June 30, 2017 and 2016, the Comparable Portfolio Properties’ aggregate occupancy rate was 91.5% and 94.4%, respectively, and the average annualized base rent per occupied square foot was $16.25 and $15.14, respectively.  The 2017 occupancy rates above reflect the unabsorbed vacancy resulting from 0.7 million square feet of GLA related to The Sports Authority and Golfsmith bankruptcies that occurred in 2016 and the hhgregg bankruptcy in 2017.

(B)

The decrease in recoveries from tenants primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 92.6% and 96.0% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2017 and 2016, respectively.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above.

(C)

Management, development and other income decreased $1.4 million for the six months ended June 30, 2017, as compared to the corresponding period in the prior year.  The components of fee and other income are presented in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s consolidated financial statements included herein.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain cancellation provisions and the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2017	2016	$ Change
Operating and maintenance	$32,150	$35,330	$(3,180)
Real estate taxes	33,744	36,534	(2,790)
Impairment charges	28,096	—	28,096
General and administrative	22,756	18,499	4,257
Depreciation and amortization	90,276	97,698	(7,422)
	$207,022	$188,061	$18,961

	Six Months
	Ended June 30,
	2017	2016	$ Change
Operating and maintenance(A)	$65,141	$72,588	$(7,447)
Real estate taxes(A)	68,073	72,318	(4,245)
Impairment charges(B)	50,069	—	50,069
General and administrative(C)	53,828	36,375	17,453
Depreciation and amortization(A)	181,160	194,600	(13,440)
	$418,271	$375,881	$42,390
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(0.1)	$2.3	$(6.0)
Acquisition of shopping centers	1.0	0.9	4.1
Development or redevelopment properties	0.1	0.5	0.5
Disposition of shopping centers	(8.4)	(7.9)	(12.0)
	$(7.4)	$(4.2)	$(13.4)

Depreciation expense for Comparable Portfolio Properties was lower in the first half of 2017, primarily as a result of accelerated depreciation charges in the first half of 2016 related to changes in the useful lives of certain assets.

(B)

The Company recorded impairment charges in in the first half of 2017, related to three operating shopping centers and two parcels of land previously held for future development.  Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.

(C)

General and administrative expenses for the six months ended June 30, 2017 and 2016, were approximately 7.3% and 4.7% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties.  In 2017, the Company recorded separation charges aggregating $16.6 million in the first half of 2017, which are comprised of $9.4 million related to the March 2, 2017, management transition and $7.2 million related to other staffing reductions associated with the restructuring announced on April 3, 2017, which eliminated a total of 65 positions.  For the six months ended June 30, 2017, general and administrative expenses of $53.8 million less the separation charges of $16.6 million were approximately 5% of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2017	2016	$ Change
Interest income	$7,166	$9,446	$(2,280)
Interest expense	(48,908)	(54,012)	5,104
Other income (expense), net	(954)	2,081	(3,035)
	$(42,696)	$(42,485)	$(211)

	Six Months
	Ended June 30,
	2017	2016	$ Change
Interest income(A)	$15,558	$18,496	$(2,938)
Interest expense(B)	(100,735)	(111,909)	11,174
Other income (expense), net	(958)	3,854	(4,812)
	$(86,135)	$(89,559)	$3,424
(A)

At June 30, 2017, the Company had a gross preferred investment of $387.9 million plus $6.3 million of accrued interest, which excludes a $76.0 million valuation allowance, with an annual interest rate of 8.5% due from its two joint ventures with affiliates of The Blackstone Group L.P. (“Blackstone”).  As a result of the valuation allowances recorded, effective in March 2017, the Company no longer recognizes as interest income the 2.0% PIK component of the 8.5% fixed distribution.  The Company’s cash distributions from the securities remain unchanged and earn interest at 6.5%.  The amount of interest income recorded in the second quarter of 2017 was further reduced due to the repayment of a $30.6 million note receivable in April 2017 that was scheduled to mature in September 2017.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Six Months
	Ended June 30,
	2017	2016
Weighted-average loan receivable outstanding (in millions)	$374.6	$436.3
Weighted-average interest rate	8.5%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2017	2016
Weighted-average debt outstanding (in billions)	$4.6	$5.0
Weighted-average interest rate	4.4%	4.5%

The reduction in the weighted average debt outstanding from the comparable prior-year period is a result of the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% both at June 30, 2017 and 2016.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively, compared to $0.7 million and $1.9 million, respectively, for the comparable periods in 2016.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2017	2016	$ Change
Equity in net (loss) income of joint ventures	$(717)	$1,117	$(1,834)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(473)	(245)	(228)

	Six Months
	Ended June 30,
	2017	2016	$ Change
Equity in net (loss) income of joint ventures(A)	$(2,382)	$15,538	$(17,920)
Reserve of preferred equity interests(B)	(76,000)	—	(76,000)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(696)	(703)	7
(A)

The decrease in equity in net income of joint ventures for the six months ended June 30, 2017, compared to the prior-year period, primarily was the result of impairment charges recorded aggregating $80.5 million on six assets, of which the Company’s share was $4.3 million.  In the first quarter of 2016, one unconsolidated joint venture sold 11 assets of which the Company’s share of the gain was $13.5 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  In the second quarter of 2017, the Company’s joint venture DDR Domestic Retail Fund I (now DDRM Properties) was recapitalized (See Sources and Uses of Capital).

(B)

In the first quarter of 2017, the Company recorded a valuation allowance on its preferred equity investments.  The valuation allowance is more fully described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net (Loss) Income (in thousands)

	Three Months
	Ended June 30,
	2017	2016	$ Change
Gain on disposition of real estate, net	$44,599	$13,721	$30,878
Income attributable to non-controlling interests, net	(267)	(310)	43
Net income attributable to DDR	29,611	41,058	(11,447)

	Six Months
	Ended June 30,
	2017	2016	$ Change
Gain on disposition of real estate, net(A)	$82,726	$26,102	$56,624
Income attributable to non-controlling interests, net	(480)	(610)	130
Net (loss) income attributable to DDR(B)	(24,630)	86,631	(111,261)
(A)	During the first half of 2017, the Company sold 19 shopping centers and land fora gross sales price of $312.4 million.
(B)

The decrease in net income attributable to DDR for the six months ended June 30, 2017, compared to the prior-year comparable period, primarily was due to the following items in 2017:  (a) a $76.0 million valuation allowance recorded on the Company’s preferred investments in its two joint ventures with Blackstone and (b) an aggregate separation charge of $16.6 million associated primarily with executive management transition and a staff restructuring, in addition to higher impairment charges recorded in 2017, partially offset by an increase in gain on sale of real estate assets.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2017	2016	$ Change
FFO attributable to common shareholders	$93,125	$120,321	$(27,196)
Operating FFO attributable to common shareholders	108,770	122,441	(13,671)

	Six Months
	Ended June 30,
	2017	2016	$ Change
FFO attributable to common shareholders(A)	$115,337	$234,863	$(119,526)
Operating FFO attributable to common shareholders(B)	217,303	236,670	(19,367)
(A)

The decrease in FFO for the six months ended June 30, 2017, compared to the comparable period in 2016, primarily was a result of a $76.0 million valuation allowance recorded on the Company’s preferred investment in two joint ventures, higher impairment charges recorded in 2017 and an aggregate charge of $16.6 million associated with the executive management transition and a staff restructuring.

(B)	The decrease in Operating FFO for the six months ended June 30, 2017, compared to the comparable period in 2016, primarily was attributable to the dilutive impact of deleveraging through asset sales.

The Company’s reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$23,212	$35,464	$(36,623)	$75,443
Depreciation and amortization of real estate investments	88,423	95,626	177,073	190,480
Equity in net loss (income) of joint ventures	717	(1,117)	2,382	(15,538)
Joint ventures' FFO(A)	6,212	6,426	12,794	12,576
Non-controlling interests (OP Units)	76	76	152	152
Impairment of depreciable real estate assets	19,010	—	40,982	—
Gain on disposition of depreciable real estate	(44,525)	(16,154)	(81,423)	(28,250)
FFO attributable to common shareholders	93,125	120,321	115,337	234,863
Reserve of preferred equity interests	—	—	76,000	—
Impairment charges – non-depreciable assets	9,086	—	9,086	—
Separation charges	5,081	—	16,552	—
Debt extinguishment and other, net	948	(7)	947	(35)
Joint ventures – debt extinguishment and other	604	20	684	20
Tax expense, net	—	(326)	—	(326)
(Gain) loss on disposition of non-depreciable real estate, net	(74)	2,433	(1,303)	2,148
Non-operating items, net	15,645	2,120	101,966	1,807
Operating FFO attributable to common shareholders	$108,770	$122,441	$217,303	$236,670

(A)

At June 30, 2017 and 2016, the Company had an economic investment in unconsolidated joint venture interests related to 149 and 157 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to unconsolidated joint ventures	$(33,702)	$(4,933)	$(86,079)	$42,372
Depreciation and amortization of real estate investments	47,589	49,021	92,685	98,056
Impairment of depreciable real estate assets	27,850	—	80,507	—
Loss (gain) on disposition of depreciable real estate, net	803	(114)	976	(53,597)
FFO	$42,540	$43,974	$88,089	$86,831
FFO at DDR's ownership interests	$6,212	$6,426	$12,794	$12,576
Operating FFO at DDR's ownership interests	$6,816	$6,446	$13,478	$12,596

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons or to further strengthen the financial position of the Company.  In the second quarter of 2017, the Company completed a public debt offering and an issuance of preferred shares in order to refinance maturing debt and improve duration.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $4.6 billion and $4.5 billion at June 30, 2017 and December 31, 2016, respectively.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Securities, LLC and Wells Fargo Securities, LLC (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $750 million and includes an accordion feature for expansion of availability up to $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at June 30, 2017) or the prime rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of June 30, 2017, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

Certain of the Company’s credit facilities and indentures permit the acceleration of the maturity of the underlying debt in the event certain other debt of the Company has been accelerated.  Furthermore, a default under a loan by the Company or its affiliates, a foreclosure on a mortgaged property owned by the Company or its affiliates or the inability to refinance existing indebtedness may have a negative impact on the Company’s financial condition, cash flows and results of operations.  These facts, and an inability to predict future economic conditions, have led the Company to continue to increase financial flexibility.

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities.  The following information summarizes the availability of the Revolving Credit Facilities at June 30, 2017 (in millions):

Cash and Cash Equivalents	$414.1
Revolving Credit Facilities	$800.0
Less:
Amount outstanding	—
Letters of credit	(0.8)
Borrowing capacity available	$799.2

The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes scheduling future debt maturities in a balanced manner over the long-term.

Senior Notes

In May 2017, the Company issued $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  Net proceeds from the issuance were used to repay amounts outstanding under the Revolving Credit Facilities and for general corporate purposes.  In July 2017, the Company repaid all of its $300.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2018 in part with a portion of the net proceeds of the 4.700% senior unsecured notes due June 2027and the net proceeds from its $175.0 million aggregate liquidation preference of 6.375% Class A cumulative redeemable preferred shares as described below.  In connection with this repayment, the Company paid approximately $7 million in make-whole premiums.

Equity

Preferred Shares

In June 2017, the Company issued $175.0 million aggregate liquidation preference, of its newly designated 6.375% Class A cumulative redeemable preferred shares at a price of $500.00 per share (or $25.00 per depositary share).

Common Shares

The Company has a $250 million continuous equity program.  At July 27, 2017, the Company had $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of June 30, 2017

The following depicts the Company’s consolidated debt maturities at June 30, 2017, and forecasted thirteen months (July 2018), after deducting debt that has been repaid or has refinancing options, and compares that amount to the cash and restricted cash available to fund debt repayments and availability of the Revolving Credit Facilities (in millions):

Secured Term Loan	$200.0
Mortgage Indebtedness	127.3
Total 2017 debt maturities	327.3
April & July 2018 Senior Note maturities(A)	382.2
April 2018 Unsecured Term Loan maturity(B)	400.0
January–July 2018 mortgage debt maturities	105.2
1,214.7
Less Senior Note repayment in July 2017(A)	(300.0)
Less Secured Term Loan repayment in July 2017	(200.0)
Less Mortgage Indebtedness repaid through August 1, 2017	(126.9)
Less Unsecured Term Loan extension option(B)	(400.0)
Pro forma debt maturities at August 1, 2017	$187.8

Cash and cash equivalents at June 30, 2017	$414.1
Restricted cash received July 2017	54.2
Borrowing capacity available on Revolving Credit Facilities at June 30, 2017	799.2
1,267.5
Less cash used subsequent to June 30, 2017 to fund debt repayments listed above	(626.9)
Pro forma cash and Revolving Credit Facilities available at August 1, 2017	$640.6

(A)	April 2018 maturity repaid in July 2017.
(B)	Debt maturity is expected to be extended at the Company’s option in accordance with the loan agreement.

At August 1, 2017, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand were sufficient to repay debt maturities through July 2018.  While the Company is looking to strengthen its balance sheet and reduce leverage, it is also looking to extend the term of its debt.  As a result, the Company may issue long-term debt in combination with net asset sale proceeds to refinance debt.

The Company believes that the combination of available cash, cash flows expected to be generated from asset sales and operations, as well as borrowings under the Revolving Credit Facilities and other new long-term debt issuances or equity financings will be sufficient to satisfy the Company’s current and planned capital spending requirements and debt repayments through 2018.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

As of August 1, 2017, the Company has addressed all of its 2017 consolidated maturities.  Management believes the scheduled debt maturities in 2018 and in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.  The result of the unsecured debt and preferred share offerings in the second quarter of 2017 and the application of the proceeds therefrom was to extend the Company’s debt duration.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of June 30, 2017

The debt maturities of the Company’s unconsolidated joint ventures at June 30, 2017, and forecasted thirteen months (July 2018), are as follows (in millions):

	Outstanding at June 30, 2017	At DDR Share
DDR – SAU Retail Fund, LLC(A)	59.8	12.0
BRE DDR Retail Holdings III(B)(C)	603.7	30.2
BRE DDR Retail Holdings IV(A)	34.2	1.7
DDRTC Core Retail Fund, LLC(B)	195.4	29.3
Total debt maturities through July 2018	$893.1	$73.2

(A)	Expected to be refinanced.

(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.

(C)	Repaid $29.0 million in July 2017, of which the Company’s share was $1.4 million.

It is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options, or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized retailers continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common and preferred shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2017	2016
Cash flow provided by operating activities	$209,142	$230,880
Cash flow provided by investing activities	128,192	107,016
Cash flow provided by (used for) financing activities	98,973	(343,265)

Changes in cash flow for the six months ended June 30, 2017, compared to the prior year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities decreased $21.7 million, primarily due to the following:

•	Impact of asset sales, partially offset by a decrease in interest expense.

Investing Activities:  Cash provided by investing activities increased $21.2 million, primarily due to the following:

•	Higher proceeds of $57.3 million from disposition of real estate in 2017,
•	Repayment of $31.1 million notes receivable in 2017 and
•	Additional equity contributions to joint ventures of $67.7 million.

Financing Activities:  Cash provided by financing activities increased $442.2 million, primarily due to the following:

•	Issuance of unsecured senior notes and preferred shares in 2017 aggregating $614.2 million and
•	Net increase of $172.7 million in debt repayments.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $152.2 million and $150.2 million for the six months ended June 30, 2017 and 2016, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first half of 2017.

The Company declared a quarterly dividend of $0.19 per common share for each of the first two quarters of 2017.  The Board of Directors of the Company expects to continue to monitor the 2017 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to strengthening the balance sheet, improving liquidity and lowering leverage, as well as lowering its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Dispositions

As part of the Company’s overall deleveraging strategy, the Company had been marketing less strategic assets for sale.  The new executive management team has evaluated the portfolio on an asset-by-asset basis to determine the most prudent investment decisions.  Changes in investment strategies for assets may impact the Company’s impairment assumptions for those properties.  The disposition of certain assets could result in a loss or impairment recorded in future periods.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of the assets, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

During the six months ended June 30, 2017, the Company sold 19 shopping center properties, aggregating 3.1 million square feet, in addition to land sales and loan repayment proceeds totaling $343.3 million.  The shopping center sales include two assets in Puerto Rico in June 2017, aggregating 0.4 million square feet, for an aggregate sales price of $57.3 million.  The Company recorded a net gain of $82.7 million.  In addition, one of the Company’s unconsolidated joint ventures sold two shopping center properties for a gross sales price of $17.9 million.  From July 1 to July 26, 2017, the Company’s unconsolidated joint ventures sold three additional shopping centers, for $70.9 million.  The Company received $2.7 million in preferred equity repayments from these unconsolidated joint venture asset sales.

DDRM Properties (Recapitalization of DDR Domestic Retail Fund I)

In June 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I (“DRF I”), totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity and an affiliate of the Company retained its 20% interest, renamed DDRM Properties.  The ownership structure of DDRM Properties is consistent with the structure of the joint venture prior to the recapitalization.  Three properties previously held by DRF I have been excluded from the recapitalization and are being held in a separate joint venture with the previous partners of DRF I, including the Company.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing collateralized by the 52 assets aggregating $706.7 million (of which the Company’s pro rata share is $141.3 million) that with extension options matures in July 2022.  DDR contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein: (i) Land and (ii) Construction in Progress and Land.  At June 30, 2017, the $1.9 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 142 acres of this land, which has a recorded cost basis of approximately $19 million, is available for future development.

Included in Construction in Progress and Land at June 30, 2017, was $25 million of recorded costs related to undeveloped land for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Development and Redevelopment Projects

As part of its strategy to develop, expand, improve and re-tenant various properties, at June 30, 2017, the Company has invested approximately $137 million in various consolidated active redevelopment projects and expects to bring at least $80 million of development into service in 2017 on a net basis, after deducting sales proceeds from outlot sales.

At June 30, 2017, the Company had no significant consolidated development projects.

The Company’s redevelopment projects are typically substantially complete within a year of the construction commencement date.  At June 30, 2017, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2017
Lee Vista Promenade (Orlando, Florida)	1Q19	$39,342	$22,937
Kenwood Square (Cincinnati, Ohio)	2Q18	31,171	20,936
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	1,474
Belgate Shopping Center (expansion) (Charlotte, North Carolina)	4Q17	25,788	19,117
Plaza del Sol (expansion) (San Juan, Puerto Rico)	4Q17	11,818	8,971
Total		$135,911	$73,435

For redevelopment assets completed in 2017, the assets placed in service were completed at a cost of approximately $110 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.7 billion and $3.1 billion at June 30, 2017 and 2016, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At June 30, 2017, the Company’s capitalization consisted of $4.6 billion of debt, $525.0 million of preferred shares and $3.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $9.07, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2017), resulting in a debt to total market capitalization ratio of 0.54 to 1.0, as compared to the ratio of 0.41 to 1.0 at June 30, 2016.  The closing price of the common shares on the New York Stock Exchange was $18.14 at June 30, 2016.  The Company’s total debt consisted of the following (in billions):

	June 30,
	2017	2016
Fixed-rate debt(A)	$4.0	$4.0
Variable-rate debt	0.6	1.0
	$4.6	$5.0

(A)

Includes $76.1 million and $77.7 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at June 30, 2017 and 2016, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2017, the Company’s 2017 debt maturities consisted of a $200.0 million secured term loan and $127.3 million of consolidated mortgage debt.  As of August 1, 2017, the Company repaid the $200.0 million secured term loan and $126.9 million of the outstanding mortgage debt, and expects to repay the remaining mortgage debt at maturity in August 2017.  The Company expects to fund the secured term loan from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $13.8 million for its consolidated properties at June 30, 2017.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or borrowings under the Revolving Credit Facilities.

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

ECONOMIC CONDITIONS

The retail shopping sector continues to be affected by the competitive nature of the retail business including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at June 30, 2017, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Despite the recent tenant bankruptcies, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2017 and 2018.  This is evidenced by the continued stable volume of leasing activity, which was nearly four million square feet of space for new leases and renewals for the first half of 2017, as well as approximately nine million square feet of space for new leases and renewals for the year ended December 31, 2016.  The Company also benefits from  a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.8% and Bed Bath & Beyond at 3.4%).  Other significant tenants include Walmart, Target, PetSmart, Dick’s Sporting Goods, Ross Stores, AMC Theatres, Lowe’s, Ulta and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Dick’s Sporting Goods, Walmart, TJX Companies and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the prior few years.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 91.5% at June 30, 2017, 93.3% at December 31, 2016 and 93.5% at June 30, 2016.  The net decrease in occupancy in the first half of 2017 primarily was attributed to expiring anchor leases that were not renewed and tenant bankruptcies, as well as the impact of asset sales with rates that were slightly above the portfolio average occupancy.  The total portfolio average annualized base rent per occupied square foot was $15.46 at June 30, 2017, as compared to $15.00 at December 31, 2016, and $14.63 at June 30, 2016.  The increase primarily was due to the sale of lower quality assets and the acquisition of shopping centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first half of 2017 was only $4.94 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company understands the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

At June 30, 2017, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA.  The Company sold two assets in Puerto Rico in June 2017 for a gross sales price aggregating $57.3 million.  The 12 owned assets represent 11.7% of the Company’s total consolidated revenue and 12.1% of the Company’s consolidated revenue less operating expenses (i.e., net operating income) for the six months ended June 30, 2017.  Additionally, these assets account for 6.1% of Company-owned GLA, including the unconsolidated joint ventures at June 30, 2017.  There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  However, the Company believes that its assets are well positioned to withstand continuing recessionary pressures and represent a source of stable, high-quality cash flow because the tenants in these assets (many of which are U.S. retailers such as Walmart and TJX Companies) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities.  Nonetheless, the Company’s Board of Directors and management continue to evaluate its investment in the 12 assets and may determine to dispose of all or a portion of these assets.  There can be no assurance that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

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

•

The Company may fail to dispose of properties on favorable terms, especially in regions experiencing deteriorating economic conditions.  In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local or global conditions, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

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
•

The Company may not realize anticipated returns from its real estate assets outside the contiguous United States (the Company owns 12 assets in Puerto Rico), which may carry risks in addition to those the Company faces with its domestic properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its domestic operations, including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $76.1 million and $76.9 million of variable-rate debt, respectively, that LIBOR was swapped to at a fixed rate of 2.8% at June 30, 2017 and December 31, 2016), is summarized as follows:

	June 30, 2017				December 31, 2016
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,966.2	5.0	4.6%	86.9%	$3,869.5	4.5	4.9%	86.1%
Variable-Rate Debt	$600.5	0.6	2.4%	13.1%	$624.5	0.3	1.9%	13.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at June 30, 2017 and December 31, 2016, is summarized as follows:

	June 30, 2017				December 31, 2016
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$991.8	$146.4	5.2	4.3%	$1,808.1	$298.3	1.6	5.4%
Variable-Rate Debt	$1,698.9	$209.7	1.7	2.9%	$1,226.3	$114.6	1.9	2.6%

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

The carrying value and the fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at June 30, 2017 and December 31, 2016, is summarized as follows (in millions):

	June 30, 2017			December 31, 2016
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,966.2	$4,101.0	$3,934.9	$3,869.5	$4,044.2	$3,895.0
Company's proportionate share of joint venture fixed-rate debt	$146.4	$146.2	$142.0	$298.3	$305.1	$300.8

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2017, would result in an increase in interest expense of approximately $3.0 million for the Company and $1.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2017.  The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2017, the Company had no other material exposure to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2017	1,308	$12.56	—	—
May 1–31, 2017	59	10.78	—	—
June 1–30, 2017	5,089	9.23	—	—
Total	6,456	$9.92	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amendment No. 1 to the Third Amended and Restated Articles of Incorporation of the Company

4.1

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

4.2	Specimen Certificate for 6.375% Class A Cumulative Redeemable Preferred Shares, without par value, of the Company

4.3

Deposit Agreement, dated as of June 5, 2017, among the Company, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., jointly as Depositary, and all holders from time to time of depositary shares

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016, (iv) Consolidated Statement of Equity for the Six Months Ended June 30, 2017, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 3, 2017

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference

3	3.1	Amendment No. 1 to the Third Amended and Restated Articles of Incorporation of the Company	Registration Statement on Form 8-A (Filed with the SEC on June 2, 2017; File No. 001-11690)

4	4.1

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on May 26, 2017; File No. 001-11690)

4	4.2	Specimen Certificate for 6.375% Class A Cumulative Redeemable Preferred Shares, without par value, of the Company	Registration Statement on Form 8-A (Filed with the SEC on June 2, 2017; File No. 001-11690)

4	4.3

Deposit Agreement, dated as of June 5, 2017, among the Company, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company, N.A., jointly as Depositary, and all holders from time to time of depositary shares

			Current Report on Form 8-K (Filed with the SEC on June 5, 2017; File No. 001-11690)

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