Form 10-Q
period 2017-09-30
DDR CORP
filed 2017-11-03
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, the registrant had 368,464,703 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Land	$1,903,805	$1,990,406
Buildings	6,002,788	6,412,532
Fixtures and tenant improvements	673,738	735,685
	8,580,331	9,138,623
Less: Accumulated depreciation	(1,942,051)	(1,996,176)
	6,638,280	7,142,447
Construction in progress and land	116,746	105,435
Total real estate assets, net	6,755,026	7,247,882
Investments in and advances to joint ventures, net	434,952	454,131
Cash and cash equivalents	18,268	30,430
Restricted cash	1,826	8,795
Accounts receivable, net	176,561	121,367
Notes receivable, net	19,591	49,503
Other assets, net	234,473	285,410
	$7,640,697	$8,197,518
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,809,404	$2,913,217
Unsecured term loan	397,858	398,399
Revolving credit facilities	60,000	—
	3,267,262	3,311,616
Secured indebtedness:
Secured term loan	—	199,843
Mortgage indebtedness	750,269	982,509
	750,269	1,182,352
Total indebtedness	4,017,531	4,493,968
Accounts payable and other liabilities	355,731	382,293
Dividends payable	78,419	75,245
Total liabilities	4,451,681	4,951,506
Commitments and contingencies
DDR Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2017	175,000	—
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 367,823,362 and 366,298,335 shares issued at September 30, 2017 and December 31, 2016, respectively	36,782	36,630
Additional paid-in capital	5,505,855	5,487,212
Accumulated distributions in excess of net income	(2,886,547)	(2,632,327)
Deferred compensation obligation	10,381	15,149
Accumulated other comprehensive loss	(1,471)	(4,192)
Less: Common shares in treasury at cost: 676,419 and 947,893 shares at September 30, 2017 and December 31, 2016, respectively	(9,907)	(14,957)
Total DDR shareholders' equity	3,180,093	3,237,515
Non-controlling interests	8,923	8,497
Total equity	3,189,016	3,246,012
	$7,640,697	$8,197,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2017	2016
Revenues from operations:
Minimum rents	$153,925	$177,844
Percentage and overage rents	1,016	1,193
Recoveries from tenants	51,368	59,743
Fee and other income	21,115	15,020
	227,424	253,800
Rental operation expenses:
Operating and maintenance	28,950	32,012
Real estate taxes	30,618	36,157
Impairment charges	10,284	104,877
Hurricane casualty and impairment loss	6,089	—
General and administrative	16,425	18,785
Depreciation and amortization	85,210	95,451
	177,576	287,282
Other income (expense):
Interest income	6,807	9,304
Interest expense	(46,296)	(53,940)
Other income (expense), net	(64,340)	(384)
	(103,829)	(45,020)
Loss before earnings from equity method investments and other items	(53,981)	(78,502)
Equity in net income (loss) of joint ventures	4,811	(1,457)
Adjustment of preferred equity interests	15,377	—
Loss on sale and change in control of interests, net	—	(1,087)
Loss before tax expense	(33,793)	(81,046)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(9,267)	(398)
Loss from continuing operations	(43,060)	(81,444)
Gain on disposition of real estate, net	44,291	21,368
Net income (loss)	$1,231	$(60,076)
Income attributable to non-controlling interests, net	(248)	(284)
Net income (loss) attributable to DDR	$983	$(60,360)
Preferred dividends	(8,383)	(5,594)
Net loss attributable to common shareholders	$(7,400)	$(65,954)

Per share data:
Basic	$(0.02)	$(0.18)
Diluted	$(0.02)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2017	2016
Revenues from operations:
Minimum rents	$485,777	$533,275
Percentage and overage rents	4,538	4,783
Recoveries from tenants	164,477	182,718
Fee and other income	49,240	44,768
	704,032	765,544
Rental operation expenses:
Operating and maintenance	94,091	104,600
Real estate taxes	98,691	108,475
Impairment charges	60,353	104,877
Hurricane casualty and impairment loss	6,089	—
General and administrative	70,253	55,160
Depreciation and amortization	266,370	290,051
	595,847	663,163
Other income (expense):
Interest income	22,365	27,800
Interest expense	(147,031)	(165,849)
Other income (expense), net	(65,298)	3,470
	(189,964)	(134,579)
Loss before earnings from equity method investments and other items	(81,779)	(32,198)
Equity in net income of joint ventures	2,429	14,081
Reserve of preferred equity interests, net	(60,623)	—
Loss on sale and change in control of interests, net	—	(1,087)
Loss before tax expense	(139,973)	(19,204)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(9,963)	(1,101)
Loss from continuing operations	(149,936)	(20,305)
Gain on disposition of real estate, net	127,017	47,470
Net (loss) income	$(22,919)	$27,165
Income attributable to non-controlling interests, net	(728)	(894)
Net (loss) income attributable to DDR	$(23,647)	$26,271
Preferred dividends	(20,376)	(16,781)
Net (loss) income attributable to common shareholders	$(44,023)	$9,490

Per share data:
Basic	$(0.12)	$0.02
Diluted	$(0.12)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,231	$(60,076)	$(22,919)	$27,165
Other comprehensive income:
Foreign currency translation	802	(103)	1,339	572
Change in fair value of interest-rate contracts	206	574	995	950
Change in cash flow hedges reclassed to earnings	335	172	712	516
Total other comprehensive income	1,343	643	3,046	2,038
Comprehensive income (loss)	$2,574	$(59,433)	$(19,873)	$29,203
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(248)	(284)	(728)	(894)
Foreign currency translation	(182)	29	(325)	(239)
Total comprehensive income attributable to non-controlling interests	(430)	(255)	(1,053)	(1,133)
Total comprehensive income (loss) attributable to DDR	$2,144	$(59,688)	$(20,926)	$28,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2016	$350,000	$36,630	$5,487,212	$(2,632,327)	$15,149	$(4,192)	$(14,957)	$8,497	$3,246,012
Issuance of common shares related to stock plans	—	152	17,529	—	—	—	—	—	17,681
Issuance of preferred shares	175,000	—	(6,118)	—	—	—	—	—	168,882
Stock-based compensation, net	—	—	7,232	—	(4,768)	—	5,050	—	7,514
Distributions to non-controlling interests	—	—	—	—	—	—	—	(627)	(627)
Dividends declared-common shares	—	—	—	(209,763)	—	—	—	—	(209,763)
Dividends declared-preferred shares	—	—	—	(20,810)	—	—	—	—	(20,810)
Comprehensive (loss) income	—	—	—	(23,647)	—	2,721	—	1,053	(19,873)
Balance, September 30, 2017	$525,000	$36,782	$5,505,855	$(2,886,547)	$10,381	$(1,471)	$(9,907)	$8,923	$3,189,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2017	2016
Cash flow from operating activities:
Net (loss) income	$(22,919)	$27,165
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	266,370	290,051
Stock-based compensation	9,537	5,444
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	5,959	1,605
Loss on extinguishment of debt	63,204	—
Equity in net income of joint ventures	(2,429)	(14,081)
Reserve of preferred equity interests, net	60,623	—
Net loss on sale and change in control of interests	—	1,087
Operating cash distributions from joint ventures	6,235	5,921
Gain on disposition of real estate	(127,017)	(47,470)
Impairment charges	65,453	104,877
Valuation allowance of prepaid tax asset	8,777	—
Assumption of buildings due to lease terminations	(8,585)	—
Change in notes receivable accrued interest	(3,168)	(7,937)
Net change in accounts receivable	(190)	81
Net change in accounts payable and accrued expenses	2,514	(3,045)
Net change in other operating assets and liabilities	(22,131)	(12,676)
Total adjustments	325,152	323,857
Net cash flow provided by operating activities	302,233	351,022
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(86,079)	(145,975)
Real estate developed and improvements to operating real estate	(89,753)	(134,810)
Proceeds from disposition of real estate	454,715	296,224
Equity contributions to joint ventures	(69,149)	(1,452)
Distributions from unconsolidated joint ventures	21,781	22,307
Repayment of joint venture advances, net	7,476	—
Issuance of notes receivable	—	(6,801)
Repayment of notes receivable	31,068	4,934
Net cash flow provided by investing activities	270,059	34,427
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	60,000	100,000
Proceeds from issuance of senior notes, net of offering expenses	791,220	—
Repayment of senior notes	(958,509)	(240,000)
Repayment of term loan and mortgage debt	(434,240)	(33,089)
Payment of debt issuance costs	(6,704)	(41)
Proceeds from issuance of preferred shares, net of offering expenses	168,881	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	15,953	8,105
Distributions to non-controlling interests and redeemable operating partnership units	(626)	(830)
Dividends paid	(227,399)	(218,762)
Net cash flow used for financing activities	(591,424)	(384,617)

Effect of foreign exchange rate changes on cash and cash equivalents	1	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,132)	832
Cash, cash equivalents and restricted cash, beginning of period	39,225	32,520
Cash, cash equivalents and restricted cash, end of period	$20,094	$33,354

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2017 and 2016, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $334.0 million and $405.4 million as of September 30, 2017 and December 31, 2016, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2017	2016
Accounts payable related to construction in progress	$11.4	$15.8
Assumption of buildings due to lease termination	8.6	—
Receivable and reduction of real estate assets, net related to hurricane casualty	59.7	—
Dividends declared	78.4	75.2

Common Shares

The Company declared common share dividends of $0.19 per share and $0.57 per share for both the three and nine months ended September 30, 2017 and 2016, respectively.

Fee and Other Income

Fee and other income was composed of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Management and other fee income	$7,291	$8,562	$25,517	$28,205
Ancillary and other property income	4,428	4,761	13,421	13,378
Lease termination fees	9,380	1,684	10,188	3,129
Other	16	13	114	56
Total fee and other income	$21,115	$15,020	$49,240	$44,768

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

New Accounting Standards to Be Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the ASC.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU No. 2014-09.  The Company plans to adopt using the modified retrospective approach for financial statements issued after January 1, 2018.

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

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard.  The Company may have a change in presentation on its consolidated statement of operations with regards to Recoveries from Tenants, which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance.  Tenant expense reimbursements with a service obligation are not covered within the scope of ASU No. 2016-02.  The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  As a result, the Company anticipates it will be required to bifurcate the presentation of certain expense reimbursements as well as allocate the fair value of the embedded revenue associated with these reimbursements for Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations based upon materiality.  The Company intends to adopt the practicable expedient method in applying this standard to Gross Leases entered into or modified after the effective date of the standard.  In addition, the Company has ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at five shopping centers.  Currently, the Company accounts for these arrangements as operating leases.  Under the new standard, the Company will record its rights and obligations under these leases as an asset and liability on its consolidated balance sheets.  The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease.  Lastly, this standard impacts the lessor’s ability to capitalize costs related to the leasing of vacant space.  However, the Company does not believe this change regarding capitalization will have a material impact on its consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

At September 30, 2017 and December 31, 2016, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 142 and 151 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2017	December 31, 2016
Condensed Combined Balance Sheets
Land	$1,250,276	$1,287,675
Buildings	3,238,956	3,376,720
Fixtures and tenant improvements	212,529	203,824
	4,701,761	4,868,219
Less: Accumulated depreciation	(957,207)	(884,356)
	3,744,554	3,983,863
Construction in progress and land	56,381	56,983
Real estate, net	3,800,935	4,040,846
Cash and restricted cash	117,211	50,378
Receivables, net	53,199	50,685
Other assets, net	205,436	248,664
	$4,176,781	$4,390,573

Mortgage debt	$2,698,105	$3,034,399
Notes and accrued interest payable to the Company	2,626	1,584
Other liabilities	195,817	206,949
	2,896,548	3,242,932
Redeemable preferred equity – DDR	392,479	393,338
Accumulated equity	887,754	754,303
	$4,176,781	$4,390,573

Company's share of accumulated equity	$134,001	$97,977
Redeemable preferred equity, net	327,309	393,338
Basis differentials	(26,103)	(36,117)
Deferred development fees, net of portion related to the Company's interest	(2,881)	(2,651)
Amounts payable to the Company	2,626	1,584
Investments in and Advances to Joint Ventures, net	$434,952	$454,131

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Condensed Combined Statements of Operations
Revenues from operations	$126,992	$127,676	$380,568	$384,476
Expenses from operations:
Operating expenses	36,041	35,547	110,400	110,176
Impairment charges	2,160	13,598	82,667	13,598
Depreciation and amortization	45,291	47,955	137,976	146,011
Interest expense	24,276	33,567	83,410	100,208
Preferred share expense	8,307	8,438	24,674	25,007
Other (income) expense, net	6,577	5,829	22,204	17,959
	122,652	144,934	461,331	412,959
Income (loss) from continuing operations	4,340	(17,258)	(80,763)	(28,483)
Gain on disposition of real estate, net	31,740	658	30,764	54,255
Net income (loss) attributable to unconsolidated joint ventures	$36,080	$(16,600)	$(49,999)	$25,772
Company's share of equity in net income (loss) of joint ventures	$3,819	$(1,755)	$(2,570)	$10,336
Basis differential adjustments(A)	992	298	4,999	3,745
Equity in net income (loss) of joint ventures	$4,811	$(1,457)	$2,429	$14,081
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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Management and other fees	$5.3	$6.3	$18.9	$22.2
Interest income	6.3	8.4	20.1	25.0
Development fees and leasing commissions	1.8	2.2	6.2	5.9

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	September 30, 2017	Net of Reserve	Inception	September 30, 2017
BRE DDR III	Oct 2014	$19.6	$300.0	$314.5	$262.7	70	42
BRE DDR IV	Dec 2015	12.9	82.6	67.1	58.3	6	6
			$382.6	$381.6	$321.0

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

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels with the common members under certain circumstances including specified financial covenants, upon a sale of properties over a certain threshold; (3) at DDR’s option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV); and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III as of September 30, 2017, based upon the cumulative asset sales, net asset sale proceeds will be allocated at 51.9% to the preferred member.  For BRE DDR IV, the preferred investment is collateralized by assets in which DDR has a 5% common equity interest for 95% of the value and by an additional three assets in which DDR has a nominal interest.  The repayment of the BRE DDR IV preferred investment prior to 2022 is first subject to a remaining minimum net asset sales threshold of $4.9 million, of which $1.1 million is allocated to the preferred member.  The net asset sale proceeds generated thereafter are expected to be available to repay the preferred member.

In the first quarter of 2017, the Company recorded a valuation allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests of $70.0 million and $6.0 million, respectively, or $76.0 million in the aggregate.  The valuation allowances were triggered late in the first quarter by an increase in the estimated market capitalization rates for the underlying real estate collateral of the investments.  The values of open air shopping centers anchored by big box national retailers, particularly in secondary markets, have been under increasing pressure and most recently decreased due to the continued perceived threat of internet retail competition and recent tenant bankruptcies.  Several large national retailers filed for bankruptcy in March and April 2017.  A majority of the shopping centers collateralizing the preferred investments are those which have been most impacted by the rising capitalization rates.  These factors have also reduced the number of potential investors and well-capitalized buyers for these types of assets.  The managing member of the two joint ventures exercises significant influence over the timing of asset sales.  Due to the Company’s expectation regarding the likely timing of asset sales, the valuation of the Company’s investments considers how management believes a third-party market participant would value the securities in the current higher capitalization rate environment.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company reassessed the aggregate valuation allowance at September 30, 2017, and based upon actual timing and values of recent property sales as well as current market assumptions, the Company adjusted the allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests by a reduction of $18.1 million and an increase of $2.7 million, respectively, or $15.4 million in the aggregate, resulting in a net valuation allowance of $60.6 million.  The valuation allowance is recorded as Reserve/Adjustment of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

As discussed above, the preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, effective in March 2017, the Company no longer recognizes as interest income the 2.0% PIK (aggregating $4.5 million at September 30, 2017).  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

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

The remaining three assets not involved in the recapitalization were distributed to the existing partners of DDR Domestic Retail Fund I at the aggregate book value of $74.0 million (of which the Company’s pro rata share was $14.8 million) and contributed to a new joint venture with the same ownership structure, DDR Manatee Liquidating Holdco I.  The Company retained a 20% interest in the joint venture and will continue to provide leasing and management services.  The assets in the joint venture are unencumbered.

Disposition of Shopping Centers

From January 1, 2017 to September 30, 2017, the BRE DDR Retail Holdings III joint venture sold eight assets for an aggregate sales price of $164.3 million and recorded a gain on sale of $30.9 million.  The DDRTC Core Retail Fund joint venture sold one asset for $17.7 million.  The Company’s prorate share of the aggregate gain form these sales was $2.0 million.

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

Total consideration for the acquisition was paid in cash.  The costs related to the acquisition of this asset were capitalized to real estate assets (Note 1).  Included in the Company’s consolidated statements of operations are $5.1 million in total revenues from the date of acquisition through September 30, 2017, for the acquired property.

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.  At September 30, 2017, the Company’s loans outstanding had maturity dates ranging from June 2019 to June 2023 at an interest rate of 9.0%.  At September 30, 2017, the Company did not have any loans outstanding that were past due.  The following table reconciles the loans receivable on real estate (in thousands):

	2017	2016
Balance at January 1	$49,488	$41,988
Additions:
New mortgage loans	—	6,802
Interest	1,826	2,306
Accretion of discount	269	773
Deductions:
Collections of principal and interest(A)	(32,004)	(7,090)
Balance at September 30	$19,579	$44,779

(A)	In April 2017, a loan receivable of $30.6 million with a maturity date of September 2017 was repaid in full.

5.	Other Assets, Net

Other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Intangible assets:
In-place leases, net	$79,257	$99,600
Above-market leases, net	16,100	20,405
Lease origination costs	10,976	12,931
Tenant relations, net	93,153	108,662
Total intangible assets, net(A)	199,486	241,598
Other assets:
Prepaid expenses(B)	18,870	26,842
Other assets	1,992	6,274
Deposits	5,766	5,965
Deferred charges, net	8,359	4,731
Total other assets, net	$234,473	$285,410
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $14.4 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively, and $47.0 million and $54.6 million for the nine months ended September 30, 2017 and 2016, respectively.

(B)

In the third quarter of 2017, the Company recorded a valuation allowance aggregating $8.8 million on its aggregate $14.8 million prepaid tax related to the estimated built-in gains associated with the real estate assets in Puerto Rico.  The prepaid tax triggered an impairment based upon the results of the Company’s probability-weighted undiscounted cash flow impairment test.

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at September 30, 2017	Weighted-Average Interest Rate (A) at September 30, 2017	Maturity Date
Unsecured Credit Facility	$60.0	2.2%	September 2021
PNC Facility	—	N/A	September 2021

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at September 30, 2017.

In September 2017, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility was amended to increase borrowings of up to $950 million from $750 million and to extend the maturity date to September 2021, if certain financial covenants are maintained.  The amendment also provided for two six-month options to extend the maturity to September 2022 upon the Company’s request and increased the accordion feature for expansion of availability up to $1.45 billion from $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2017.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility was also amended in September 2017 to reflect substantially the same terms as amended in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at September 30, 2017) or the Prime Rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2017.

7.	Unsecured Indebtedness

Senior Notes

In August 2017, the Company issued $350.0 million aggregate principal amount of 3.900% senior unsecured notes due August 2024.  An effective discount of $1.0 million was recorded.  Total fees, including underwriting discounts, incurred by the Company were $2.9 million.  In May 2017, the Company issued $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  An effective discount of $0.8 million was recorded.  Total fees, including underwriting discounts, incurred by the Company were $4.0 million.  In September 2017, the Company repaid all of its 7.875% senior unsecured notes due September 2020 with an aggregate principal amount outstanding of $300.0 million.  In connection with the redemption of the senior unsecured notes due September 2020, the Company paid a make-whole amount of $51.2 million.  In July 2017, the Company repaid all of its 4.75% senior unsecured notes due April 2018 with an aggregate principal amount outstanding of $300.0 million.  In connection with the redemption of the senior unsecured notes due April 2018, the Company paid a make-whole amount of $7.3 million.  These make-whole amounts are included in Other income (expense), net, in the Company’s consolidated statements of operations.

Unsecured Term Loan

In September 2017, the Company amended its $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association and KeyBank National Association, as syndication agents (the “Unsecured Term Loan”).  As a result, the maturity date of $200 million of Tranche A loans under the Unsecured Term Loan was extended to January 2018, with two one-year extension options upon the Company’s request, provided certain conditions are satisfied and the maturity date for the remaining $200 million of Tranche B loans under the facility was extended to January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The interest rate remains unchanged at variable rates based on LIBOR as defined in the loan agreements, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.1% at September 30, 2017).

Scheduled Principal Repayments

The Company’s scheduled principal repayments, after reflecting the 2017 refinancings and repayments, are presented in Liquidity, Capital Resources and Financing Activities section of Management’s Discussion and Analysis included herein.

8.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $348.7 million and $445.2 million at September 30, 2017 and December 31, 2016, respectively, as compared to the carrying amounts of $347.3 million and $443.3 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,809,404	$2,896,258	$2,913,217	$3,056,896
Revolving Credit Facilities and term loans	457,858	460,782	598,242	601,131
Mortgage Indebtedness	750,269	771,052	982,509	1,012,869
	$4,017,531	$4,128,092	$4,493,968	$4,670,896

9.	Commitments and Contingencies

Hurricane Casualty and Impairment Loss

In September 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico.  The Company’s Florida assets were minimally impacted by Hurricane Irma, with the majority of repair costs related to debris removal.

At September 30, 2017, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged; it is currently not operational, except for one tenant, and is not expected to open for the foreseeable future. The other 11 assets incurred varying degrees of damage, including some tenant spaces currently untenantable.  The damage consisted primarily of roof and HVAC system damage and water intrusion.  As of October 31, 2017, nine of these assets had partial to full utility power and were available for occupancy by some tenants, although due to the damage, portions of these properties remain unavailable for occupancy.  With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 24, or 73% of such tenants, had utility or generator power and were open as of October 31, 2017, including six of seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).

The Company has completed debris removal, roof repairs, interior building mitigation, repairs to building exteriors and repairs to mechanical systems to prevent further water intrusion and related damages at its Puerto Rico shopping centers and continues to assess the scope of necessary repairs.  The schedule of additional repair work, as well as the ability to turn over space to tenants, is highly dependent on the full restoration of utilities at all of its shopping centers in Puerto Rico, and the availability of building materials, supplies and skilled labor.  The Company does not currently know when full utility service will be restored at the shopping centers with partial or no service, or the extent of the services that will be provided in the interim, if any.  As such, the Company is unable to estimate when repair work will be completed or when the remaining tenants will reopen for business.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company expects that its casualty insurance and business interruption claims to include the costs to clean up, repair and rebuild, as well as lost revenue.  The Company also expects to receive casualty insurance proceeds from certain U.S.-based anchor tenants that maintain property insurance of their Company-owned premises.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of September 30, 2017, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $64.8 million.  However, the Company is still assessing the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company recorded a corresponding receivable of $59.7 million for estimated insurance recoveries related to the net book value of the property damage written off, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  The receivable is recorded within Accounts Receivable on the Company’s consolidated balance sheet as of September 30, 2017.  The net impact of $5.1 million representing the property damage insurance deductible is reflected as a hurricane casualty and impairment loss in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017.  Based on current replacement cost estimates, insurance proceeds are expected to equal or exceed the net book value of the impacted assets; therefore, the Company does not expect to record a loss after insurance proceeds, excluding the impact of the deductible.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  The Company recorded a reduction in rental revenues of $2.6 million for Hurricanes Irma and Maria for the three and nine months ended September 30, 2017, related to lost tenant revenue that is expected to be partially defrayed by insurance proceeds.  The Company estimates the waiting period deductible for the business interruption claim to be $0.9 million for the period ended September 30, 2017.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  In October 2017, the Company received an advance of approximately $2 million of insurance proceeds related to business interruption insurance claims.  This advance has not been reflected in the third-quarter financial statements because it was received after the end of the period.

At September 30, 2017, six of the Puerto Rico assets were encumbered by mortgage notes aggregating $264.8 million at a weighted-average interest rate of 4.9%.  The Company has contacted the mortgage holders and is complying with all lender requirements and mortgage covenants.

Accrued Expense

The Company recorded separation charges aggregating $16.6 million for the nine months ended September 30, 2017.  The aggregate charge included $9.4 million related to the March 2, 2017, executive management transition, which was the result of the termination without cause of several of the Company’s executives under the terms of their respective employment agreements.  The remaining $7.2 million related to the elimination of 65 positions, including nine officer level roles, in April 2017 as part of organization changes to further centralize key operational decision-making.  The total nine-month charge included stock-based compensation expense of approximately $4.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards.  At September 30, 2017, approximately $1.4 million was included in accounts payable and accrued expenses related to the aggregate charges in the Company’s consolidated balance sheet.

10.	Equity

In June 2017, the Company issued $175.0 million aggregate liquidation preference of its newly designated 6.375% Class A cumulative redeemable preferred shares at a price of $500.00 per share (or $25.00 per depositary share) and incurred $6.1 million in issuance costs reflected in paid-in capital.

11.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2016	$(3,930)	$(262)	$(4,192)
Other comprehensive income before reclassifications	995	1,014	2,009
Change in cash flow hedges reclassed to earnings(A)	712	—	712
Net current-period other comprehensive income	1,707	1,014	2,721
Balance, September 30, 2017	$(2,223)	$752	$(1,471)
(A)

Includes amortization classified in Interest Expense of $0.7 million in the Company’s consolidated statement of operations for the nine months ended September 30, 2017, which was previously recognized in accumulated other comprehensive loss.

12.	Impairment Charges and Reserves

In 2017, the Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Assets marketed for sale(A)	$8.5	$104.9	$49.5	$104.9
Undeveloped land previously held for development(A)	1.8	—	10.9	—
Total continuing operations	$10.3	$104.9	$60.4	$104.9
(Adjustment) reserve of preferred equity interests(B)	(15.4)	—	60.6	—
Total impairment charges	$(5.1)	$104.9	$121.0	$104.9
(A)	Triggered by changes in asset hold-period assumptions and/or expected future cash flows.
(B)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 2).

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

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income.  For projects under development or not at stabilization, the significant valuation assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine months ended September 30, 2017.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2017
Long-lived assets held and used	$—	$—	$141.0	$141.0	$60.4
Preferred equity interests	—	—	327.3	327.3	60.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per acre (in thousands)):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	September 30, 2017	Valuation Technique	Unobservable Inputs	2017
Impairment of consolidated assets	$44.1	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	74.7	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	9.75%–10%
	14.8	Discounted Cash Flow	Discount Rate	9%
			Terminal Capitalization Rate	10%
	7.4	Sales Comparison Approach	Price per Acre	$50–$218
Reserve of preferred equity interests	327.3	Discounted Cash Flow	Discount Rate	8.2%–8.8%
			Terminal Capitalization Rate	4.6%–11.2%
			NOI Growth Rate	1%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Numerators – Basic and Diluted
Loss from continuing operations	$(43,060)	$(81,444)	$(149,936)	$(20,305)
Plus: Gain on disposition of real estate	44,291	21,368	127,017	47,470
Plus: Income attributable to non-controlling interests	(248)	(284)	(728)	(894)
Less: Preferred dividends	(8,383)	(5,594)	(20,376)	(16,781)
Less: Earnings attributable to unvested shares and operating partnership units	(241)	(167)	(743)	(581)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(7,641)	$(66,121)	$(44,766)	$8,909
Denominators – Number of Shares
Basic—Average shares outstanding	367,686	365,508	367,039	365,062
Effect of dilutive securities—Stock options	—	—	—	320
Diluted—Average shares outstanding	367,686	365,508	367,039	365,382
(Loss) Earnings Per Share:
Basic	$(0.02)	$(0.18)	$(0.12)	$0.02
Diluted	$(0.02)	$(0.18)	$(0.12)	$0.02

Shares subject to issuance under the Company’s 2016 VSEP were not considered in the computation of diluted EPS for the three and nine months ended September 30, 2017 and 2016, as the calculation was anti-dilutive.

14.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$227,409	$15		$227,424
Rental operation expenses	(59,571)	3		(59,568)
Net operating income	167,838	18		167,856
Impairment charges	(10,284)			(10,284)
Depreciation and amortization	(85,210)			(85,210)
Interest income		6,807		6,807
Other income (expense), net			$(64,340)	(64,340)
Unallocated expenses(A)			(71,988)	(71,988)
Hurricane casualty and impairment loss	(6,089)			(6,089)
Equity in net income of joint ventures	4,811			4,811
Adjustment of preferred equity interests		15,377		15,377
Loss from continuing operations				$(43,060)

	Three Months Ended September 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$253,787	$13		$253,800
Rental operation expenses	(68,107)	(62)		(68,169)
Net operating income (loss)	185,680	(49)		185,631
Impairment charges	(104,877)			(104,877)
Depreciation and amortization	(95,451)			(95,451)
Interest income		9,304		9,304
Other income (expense), net			$(384)	(384)
Unallocated expenses(A)			(73,123)	(73,123)
Equity in net loss of joint ventures	(1,457)			(1,457)
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(81,444)

	Nine Months Ended September 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$703,989	$43		$704,032
Rental operation expenses	(192,772)	(10)		(192,782)
Net operating income	511,217	33		511,250
Impairment charges	(60,353)			(60,353)
Depreciation and amortization	(266,370)			(266,370)
Interest income		22,365		22,365
Other income (expense), net			$(65,298)	(65,298)
Unallocated expenses(A)			(227,247)	(227,247)
Hurricane casualty and impairment loss	(6,089)			(6,089)
Equity in net income of joint ventures	2,429			2,429
Reserve of preferred equity interests		(60,623)		(60,623)
Loss from continuing operations				$(149,936)
As of September 30, 2017:
Total gross real estate assets	$8,697,077			$8,697,077
Notes receivable, net(B)		$346,888	$(327,297)	$19,591

	Nine Months Ended September 30, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$765,514	$30		$765,544
Rental operation expenses	(212,857)	(218)		(213,075)
Net operating income (loss)	552,657	(188)		552,469
Impairment charges	(104,877)			(104,877)
Depreciation and amortization	(290,051)			(290,051)
Interest income		27,800		27,800
Other income (expense), net			$3,470	3,470
Unallocated expenses(A)			(222,110)	(222,110)
Equity in net income of joint ventures	14,081			14,081
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(20,305)
As of September 30, 2016:
Total gross real estate assets	$9,911,432			$9,911,432
Notes receivable, net(B)		$447,070	$(402,247)	$44,823

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of September 30, 2017, the Company’s portfolio consisted of 286 shopping centers (including 143 shopping centers owned through joint ventures) aggregating approximately 97 million total square feet of gross leasable area (“GLA”).  These properties consist of 274 shopping centers owned in the United States and 12 in Puerto Rico.  At September 30, 2017, the aggregate occupancy of the Company’s operating shopping center portfolio was 91.5% and the average annualized base rent per occupied square foot was $15.53.

For the nine months ended September 30, 2017, net income attributable to common shareholders decreased compared to the prior year, primarily due to a $60.6 million valuation allowance recorded on the Company’s preferred investments in two joint ventures, a $66.4 million loss on debt retirement, a $16.6 million aggregate charge associated with the executive management transition and staff restructuring and a $6.1 million hurricane casualty and impairment loss, which were partially offset by an increase in gain on sale of real estate assets and lower impairment charges.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(7,400)	$(65,954)	$(44,023)	$9,490
FFO attributable to common shareholders	$46,340	$120,137	$161,677	$355,000
Operating FFO attributable to common shareholders	$111,236	$120,636	$328,538	$357,306
(Loss) earnings per share – Diluted	$(0.02)	$(0.18)	$(0.12)	$0.02

In March 2017, the Company named a new executive team, including David Lukes as president and chief executive officer, Michael Makinen as chief operating officer and Matthew Ostrower as chief financial officer.  The management team, led by Mr. Lukes, completed several key strategic objectives in 2017, which included the streamlining of the Company’s organizational structure, executing several balance sheet improvements, and completing a portfolio review process.  The Company made several organizational changes in an effort to centralize decision-making and lower operating costs, which resulted in the elimination of 65 positions, including nine officer roles, and are expected to generate an annualized stabilized reduction to general and administrative expenses of approximately $6 million.  As outlined below, the Company also took several steps to strengthen its balance sheet, extend its debt maturity profile and reduce its overall risk profile.  Furthermore, the Company made progress toward, and remains committed to lowering leverage and improving overall liquidity.  One of the keys to achieving this objective is to recycle asset disposition proceeds toward its deleveraging effort.  The Company completed a portfolio review process to not only identify asset disposition targets but also support its capital allocation strategy.  Looking forward, the Company seeks to create shareholder value through disciplined capital allocation and best-in-class operations that it believes should translate into net asset value growth over time.  The following is a summary of the Company’s significant transactional and operational activity execution in the first nine months of 2017:

•

In an effort to repay debt and extend maturity, the Company raised $975.0 million in the public debt and preferred equity markets and repaid $900 million of its outstanding unsecured notes.  The weighted average interest of the unsecured debt issued was 4.35% as compared to 6.71% for the unsecured debt repaid.  The Company also repaid an aggregate of $322.4 million of secured mortgage debt from January 1, 2017 through November 1, 2017.  In addition, the Company extended the maturity of the revolving credit facilities and increased the borrowing capacity to $1.0 billion.  As a result of these transactions, the Company increased its weighted average consolidated debt maturity from 3.7 years at March 31, 2017, to 5.5 years at September 30, 2017.

•

The Company completed the disposition of $651.1 million of assets during the nine months ended September 30, 2017, of which DDR’s pro rata share was $480.0 million.  Included in these sales are two assets in Puerto Rico for a gross sales price of $57.3 million. The Company also acquired a grocery-anchored shopping center at 3030 North Broadway in Chicago, Illinois, for $81.0 million in January 2017.
•

The DDR Domestic Retail Fund I joint venture (now DDRM Properties) was recapitalized, which included $706.7 million of new mortgage financings on 52 assets, which were used to repay of all of the joint venture’s outstanding mortgage debt.

•

The Company continued its trend of consistent strong operating performance in the first nine months of 2017, as evidenced by the number of leases executed, the upward trend in the average annualized base rental rates and an overall strong occupancy rate.

•

The Company leased approximately 5.5 million square feet in the first nine months of 2017, including 227 new leases and 631 renewals for a total of 858 leases.  The Company has addressed substantially all of its 2017 lease expirations.

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2016, the Company had 814 leases expiring in 2017, with an average base rent per square foot of $14.68.  For the comparable leases executed in the first nine months of 2017, the Company generated positive leasing spreads on a pro rata basis of 5.6% for new leases and 6.0% for renewals.  Although these spreads are positive, the new lease spread of 5.6% is significantly below the full-year 2016 spread of 20.6% on a pro rata basis.  One of the drivers behind the lower new lease spread in 2017 was an anchor tenant lease executed at a Puerto Rico property to replace a dark but rent paying tenant.  Excluding the impact of this lease, the first nine months new lease spreads were 12.0% on a pro rata basis, which is more in line with the historical average.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated.  As a result, the Company believes its calculation is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

•	The Company’s total portfolio average annualized base rent per square foot increased to $15.53 at September 30, 2017, as compared to $15.00 at December 31, 2016, and $14.72 at September 30, 2016.
•

The aggregate occupancy of the Company’s operating shopping center portfolio remained strong at 91.5% at September 30, 2017, as compared to 93.3% at December 31, 2016 and 93.0% at September 30, 2016.  The net decrease in occupancy in the first nine months of 2017 primarily was attributed to tenant bankruptcies and the impact of asset sales with rates that were slightly above the portfolio average occupancy.  The 2017 occupancy rate reflects the unabsorbed vacancy related to The Sports Authority and Golfsmith bankruptcies in 2016 and the hhgregg bankruptcy in 2017.

•

For new leases executed during the first nine months of 2017, the Company expended a weighted-average cost of $4.88 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $4.73 for leases executed in the first nine months of 2016.  The Company generally does not expend a significant amount of capital on lease renewals.

Third Quarter 2017 - Hurricane Casualty Loss

In September 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico.  The Company’s Florida assets were minimally impacted by Hurricane Irma.  However, the Company’s 12 shopping centers in Puerto Rico and 36 employees based on the island were significantly impacted by Hurricane Maria.  Management’s first priority has been to account for and provide necessary resources to our Puerto Rico-based team.  Second, the Company has been working diligently to make all properties physically safe and protected from further water intrusion.  Third, the Company has worked to remove debris and provide generator power where possible so that tenants can open as soon as possible.  Finally, the Company has been working with its insurance company to assess damage, arrange for advances on business interruption insurance, and begin to make permanent repairs to assets wherever possible. One of the Company’s 12 shopping centers was severely damaged; except for one tenant, it is currently not operational and is not expected to open for the foreseeable future. The other 11 assets incurred varying degrees of damage, including some tenant spaces currently untenantable.  As of November 1, 2017, nine of the assets had partial to full utility power and were available for occupancy by some tenants, although, due to the damage, portions of these properties remain unavailable for occupancy.  The Company estimates its aggregate casualty insurance claim to be in the range of $125 – $150 million, which includes the costs to clean up, repair and rebuild as well as lost revenue estimated through December 31, 2017.  The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2016, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2017	2016	$ Change
Base and percentage rental revenues	$154,941	$179,037	$(24,096)
Recoveries from tenants	51,368	59,743	(8,375)
Fee and other income	21,115	15,020	6,095
Total revenues	$227,424	$253,800	$(26,376)

	Nine Months
	Ended September 30,
	2017	2016	$ Change
Base and percentage rental revenues(A)	$490,315	$538,058	$(47,743)
Recoveries from tenants(B)	164,477	182,718	(18,241)
Fee and other income(C)	49,240	44,768	4,472
Total revenues	$704,032	$765,544	$(61,512)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties(1)	$5.6
Acquisition of shopping centers	8.1
Development or redevelopment properties	0.7
Disposition of shopping centers	(58.1)
Straight-line rents	(4.0)
Total	$(47.7)
(1)

Includes a reduction in rental revenues and recoveries from tenants of $2.6 million associated with both Hurricane Irma and Maria in September 2017 that is expected to be partially defrayed by insurance proceeds. See further discussion in Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio September 30,		Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers September 30,
	2017	2016	2017	2016	2017	2016
Centers owned	286	343	143	187	143	156
Aggregate occupancy rate	91.5%	93.0%	91.1%	92.8%	92.1%	93.4%
Average annualized base rent per occupied square foot(2)	$15.53	$14.72	$16.30	$15.08	$14.42	$14.10

(2)

The Comparable Portfolio Properties’ aggregate occupancy rate was 91.3% and 94.0%, respectively, and the average annualized base rent per occupied square foot was $16.33 and $15.21, respectively.  The 2017 occupancy rates above reflect the unabsorbed vacancy related to The Sports Authority and Golfsmith bankruptcies that occurred in 2016 and the hhgregg bankruptcy in 2017.

(B)

The decrease primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 93.4% and 96.2% of reimbursable operating expenses and real estate taxes for the comparable periods.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above.

(C)

Includes a decrease in Management and other fee income of $2.7 million primarily from a reduction of asset management fees from one of the Company’s joint ventures.  In addition, in the third quarter of 2017, the Company recorded a lease termination fee of $8.2 million related to the receipt of a 132,700 square foot building triggered by an anchor tenant not exercising its option of a ground lease at the Riverdale Village shopping center in Coon Rapids, Minnesota.  The components of Fee and Other Income are presented in Note 1, “Nature of Business and Financial Statement Presentation,” of the Company’s consolidated financial statements included herein.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain cancellation provisions and the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2017	2016	$ Change
Operating and maintenance	$28,950	$32,012	$(3,062)
Real estate taxes	30,618	36,157	(5,539)
Impairment charges	10,284	104,877	(94,593)
Hurricane casualty and impairment loss	6,089	—	6,089
General and administrative	16,425	18,785	(2,360)
Depreciation and amortization	85,210	95,451	(10,241)
	$177,576	$287,282	$(109,706)

	Nine Months
	Ended September 30,
	2017	2016	$ Change
Operating and maintenance(A)	$94,091	$104,600	$(10,509)
Real estate taxes(A)	98,691	108,475	(9,784)
Impairment charges(B)	60,353	104,877	(44,524)
Hurricane casualty and impairment loss(C)	6,089	—	6,089
General and administrative(D)	70,253	55,160	15,093
Depreciation and amortization(A)	266,370	290,051	(23,681)
	$595,847	$663,163	$(67,316)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.3	$0.5	$(8.6)
Acquisition of shopping centers	1.5	1.8	6.0
Development or redevelopment properties	(0.2)	0.1	0.3
Disposition of shopping centers	(12.1)	(12.3)	(21.4)
	$(10.5)	$(9.8)	$(23.7)

Depreciation expense for Comparable Portfolio Properties was lower in 2017, primarily as a result of accelerated depreciation charges in 2016 related to changes in the useful lives of certain assets.

(B)

The Company recorded impairment charges in 2017, related to five operating shopping centers and three parcels of land.  Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 12, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.
(C)

The Hurricane Casualty and Impairment Loss is more fully described in “Sources and Uses of Capital” later in this section and Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

(D)

General and administrative expenses were approximately 6.4% and 4.8% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In 2017, the Company recorded separation charges aggregating $16.6 million, which are comprised of $9.4 million related to the March 2, 2017, management transition and $7.2 million related to other staffing reductions associated with the restructuring announced on April 3, 2017, which eliminated a total of 65 positions.  General and administrative expenses of $70.3 million less the separation charges of $16.6 million were approximately 5% of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2017	2016	$ Change
Interest income	$6,807	$9,304	$(2,497)
Interest expense	(46,296)	(53,940)	7,644
Other income (expense), net	(64,340)	(384)	(63,956)
	$(103,829)	$(45,020)	$(58,809)

	Nine Months
	Ended September 30,
	2017	2016	$ Change
Interest income(A)	$22,365	$27,800	$(5,435)
Interest expense(B)	(147,031)	(165,849)	18,818
Other income (expense), net(C)	(65,298)	3,470	(68,768)
	$(189,964)	$(134,579)	$(55,385)
(A)

At September 30, 2017, the Company had a gross preferred investment of $381.6 million plus $6.3 million of accrued interest, which excludes a $60.6 million valuation allowance, with an annual stated interest rate of 8.5% due from its two joint ventures with affiliates of The Blackstone Group L.P. (“Blackstone”).  As a result of the valuation allowances recorded, effective in March 2017, the Company no longer recognizes as interest income the 2.0% non-cash or PIK component of the 8.5% fixed distribution.  The Company’s recognition of the cash distributions from the securities remains unchanged and earns interest at 6.5%.  The amount of interest income recorded in 2017 was further reduced due to the repayment of a $30.6 million note receivable in April 2017 that was scheduled to mature in September 2017.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Nine Months
	Ended September 30,
	2017	2016
Weighted-average loan receivable outstanding (in millions)	$418.5	$438.6
Weighted-average interest rate	7.2%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2017	2016
Weighted-average debt outstanding (in billions)	$4.4	$5.0
Weighted-average interest rate	4.4%	4.4%

The reduction in the weighted average debt outstanding from the comparable prior-year period is a result of the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.0% and 4.3% for the comparable periods.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.5 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, compared to $0.7 million and $2.6 million, respectively, for the comparable periods in 2016.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year.

(C)

In connection with the redemption of senior unsecured notes in the third quarter of 2017, the Company recorded a loss on extinguishment of debt representing make-whole amounts and other costs incurred aggregating $65.8 million.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2017	2016	$ Change
Equity in net income (loss) of joint ventures	$4,811	$(1,457)	$6,268
Adjustment of preferred equity interests	15,377	—	15,377
Loss on sale and change in control of interests, net	—	(1,087)	1,087
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(9,267)	(398)	(8,869)

	Nine Months
	Ended September 30,
	2017	2016	$ Change
Equity in net income of joint ventures(A)	$2,429	$14,081	$(11,652)
Reserve of preferred equity interests(B)	(60,623)	—	(60,623)
Loss on sale and change in control of interests, net	—	(1,087)	1,087
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(9,963)	(1,101)	(8,862)
(A)

The decrease primarily was the result of impairment charges recorded in 2017 aggregating $82.7 million on seven assets, of which the Company’s share was $4.8 million.  In 2016, one unconsolidated joint venture sold 11 assets of which the Company’s share of the gain was $13.5 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  In the second quarter of 2017, the Company’s joint venture DDR Domestic Retail Fund I (now DDRM Properties) was recapitalized (See Sources and Uses of Capital).

(B)

In the first quarter of 2017, the Company recorded a valuation allowance on its preferred equity investments, which was adjusted in the third quarter of 2017 as a result of updated market conditions and hold period assumptions on the assets in the portfolio.  The valuation allowance is more fully described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net (Loss) Income (in thousands)

	Three Months
	Ended September 30,
	2017	2016	$ Change
Gain on disposition of real estate, net	$44,291	$21,368	$22,923
Income attributable to non-controlling interests, net	(248)	(284)	36
Net income (loss) attributable to DDR	983	(60,360)	61,343

	Nine Months
	Ended September 30,
	2017	2016	$ Change
Gain on disposition of real estate, net(A)	$127,017	$47,470	$79,547
Income attributable to non-controlling interests, net	(728)	(894)	166
Net (loss) income attributable to DDR(B)	(23,647)	26,271	(49,918)
(A)	The Company sold 25 shopping centers and land for a gross sales price of $469.1 million.
(B)

The decrease primarily was due to the following items in 2017: (1) a $60.6 million valuation allowance recorded on the Company’s preferred investments in its two joint ventures with Blackstone, (2) a $66.4 million loss on debt extinguishment and (3) an aggregate separation charge of $16.6 million associated with executive management transition and a staff restructuring, partially offset by (4) an increase in gain on sale of real estate assets.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2017	2016	$ Change
FFO attributable to common shareholders	$46,340	$120,137	$(73,797)
Operating FFO attributable to common shareholders	111,236	120,636	(9,400)

	Nine Months
	Ended September 30,
	2017	2016	$ Change
FFO attributable to common shareholders(A)	$161,677	$355,000	$(193,323)
Operating FFO attributable to common shareholders(B)	328,538	357,306	(28,768)
(A)

The decrease primarily was a result of a $60.6 million valuation allowance recorded on the Company’s preferred investment in two joint ventures, $66.4 million loss on debt extinguishment and an aggregate charge of $16.6 million associated with the executive management transition and a staff restructuring.

(B)	The decrease primarily was attributable to the dilutive impact of using proceeds from asset sales to repay debt.

The Company’s reconciliation of net (loss) income attributable to common shareholders to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(7,400)	$(65,954)	$(44,023)	$9,490
Depreciation and amortization of real estate investments	81,064	93,334	258,137	283,814
Equity in net (income) loss of joint ventures	(4,811)	1,457	(2,429)	(14,081)
Joint ventures' FFO(A)	8,268	6,581	21,062	19,157
Non-controlling interests (OP Units)	76	76	227	227
Impairment of depreciable real estate assets	13,620	104,877	54,603	104,877
Gain on disposition of depreciable real estate	(44,477)	(20,234)	(125,900)	(48,484)
FFO attributable to common shareholders	46,340	120,137	161,677	355,000
(Adjustment) reserve of preferred equity interests	(15,377)	—	60,623	—
Hurricane casualty(B)	3,616	—	3,616	—
Impairment charges – non-depreciable assets	1,764	—	10,850	—
Separation charges	—	—	16,552	—
Debt extinguishment and other, net	65,835	540	66,782	179
Joint ventures – debt extinguishment and other	95	6	778	26
Valuation allowance of Puerto Rico prepaid tax asset	8,777	—	8,777	—
Loss (gain) on disposition of non-depreciable real estate, net	186	(47)	(1,117)	2,101
Non-operating items, net	64,896	499	166,861	2,306
Operating FFO attributable to common shareholders	$111,236	$120,636	$328,538	$357,306

(A)

At September 30, 2017 and 2016, the Company had an economic investment in unconsolidated joint venture interests related to 142 and 155 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to unconsolidated joint ventures	$36,080	$(16,600)	$(49,999)	$25,772
Depreciation and amortization of real estate investments	45,291	47,955	137,976	146,011
Impairment of depreciable real estate assets	2,160	13,598	82,667	13,598
Gain on disposition of depreciable real estate, net	(31,740)	(658)	(30,764)	(54,255)
FFO	$51,791	$44,295	$139,880	$131,126
FFO at DDR's ownership interests	$8,268	$6,581	$21,062	$19,157
Operating FFO at DDR's ownership interests	$8,363	$6,587	$21,840	$19,183

(B)	The hurricane casualty loss is summarized as follows (in thousands):
Three and Nine Months
Ended September 30,
2017
Lost tenant revenue	$2,571
Clean up costs and other uninsured expenses	1,045
$3,616

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt for strategic reasons or to further strengthen the financial position of the Company.  In the first nine months of 2017, the Company completed two public debt offerings and an issuance of preferred shares in order to refinance maturing debt and improve duration.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $4.0 billion and $4.5 billion at September 30, 2017 and December 31, 2016, respectively.

Revolving Credit Facilities

In September 2017, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility was amended to increase  the maximum amount available to be drawn under the facility from $750 million to $950 million, extend the maturity date to September 2021, add two six-month options to extend the maturity to September 2022 upon the Company’s request and increase the accordion feature for expansion of availability up to $1.45 billion from $1.25 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also amended its unsecured revolving credit facility with PNC Bank, National Association, which provides for maximum borrowing availability of $50 million (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), to reflect substantially the same terms as in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.0% at September 30, 2017) or the Prime Rate, as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings and their successors (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2017, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

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

Senior Notes

In August 2017, the Company issued $350.0 million aggregate principal amount of 3.900% senior unsecured notes due August 2024.  Net proceeds from the issuance were used to repay all of the Company’s $300.0 million aggregate principal amount of 7.875% senior unsecured notes due September 2020.  In connection with this repayment, the Company paid $51.2 million in make-whole premiums.

In May 2017, the Company issued $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  Net proceeds from the issuance were used to repay amounts outstanding under the Revolving Credit Facilities and for general corporate purposes.  In July 2017, the Company repaid all of its $300.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2018 in part with a portion of the net proceeds of the 4.700% senior unsecured notes due June 2027 and the net proceeds from its $175.0 million aggregate liquidation preference of 6.375% Class A cumulative redeemable preferred shares as described below.  In connection with this repayment, the Company paid $7.3 million in make-whole premiums.

Equity

Preferred Shares

In June 2017, the Company issued $175.0 million aggregate liquidation preference, of its newly designated 6.375% Class A cumulative redeemable preferred shares at a price of $500.00 per share (or $25.00 per depositary share).

Common Shares

The Company has a $250 million continuous equity program.  At November 1, 2017, the Company had $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of September 30, 2017

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

The following depicts the Company’s consolidated debt maturities at September 30, 2017, and forecasted thirteen months (October 2018), after deducting debt that has refinancing options, and compares that amount to the cash and restricted cash available to fund debt repayments and availability of the Revolving Credit Facilities (in millions):

July 2018 Senior Note maturity	$82.2
April 2018 Unsecured Term Loan maturity(A)	200.0
January–October 2018 mortgage debt maturities	104.2
386.4
Less Mortgage Indebtedness repaid through November 1, 2017	(104.2)
Less Unsecured Term Loan extension option(A)	(200.0)
Pro forma debt maturities at November 1, 2017	$82.2

Cash and cash equivalents at September 30, 2017	$18.3
Borrowing capacity available on Revolving Credit Facilities at September 30, 2017	1,000.0
Pro forma cash and Revolving Credit Facilities available at October 1, 2017	$1,018.3

(A)	Debt maturity is expected to be extended at the Company’s option in accordance with the loan agreement.

As a result of the refinancings and repayments through November 1, 2017, the scheduled principal payments of the Revolving Credit Facilities and unsecured and secured indebtedness, excluding extension options, are as follows (in thousands):

Year	Amount
2017	$2.2
2018	298.8
2019	182.5
2020	347.6
2021	452.9
Thereafter	2,645.7
Total debt outstanding face value	$3,929.7

At November 1, 2017, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand were sufficient to repay debt maturities through 2018.  The Company is looking to strengthen its balance sheet and reduce leverage and, as a result, may utilize net asset sale proceeds to repay debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

As of November 1, 2017, the Company has addressed all of its 2017 consolidated debt maturities, as well as all of its 2018 consolidated mortgage debt maturities.  Management believes the scheduled debt maturities in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.  The result of the unsecured debt and preferred share offerings in the second and third quarters of 2017 and the application of the proceeds therefrom was to extend the Company’s debt duration.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of September 30, 2017

The debt maturities of the Company’s unconsolidated joint ventures at September 30, 2017, and forecasted thirteen months (October 2018), are as follows (in millions):

	Outstanding at September 30, 2017	At DDR Share
DDR – SAU Retail Fund, LLC(A)	59.5	11.9
BRE DDR Retail Holdings IV(A)	34.0	1.7
DDRTC Core Retail Fund, LLC(B)	185.6	27.8
BRE DDR Retail Holdings III(B)	606.2	30.3
Total debt maturities through October 2018	$885.3	$71.7

(A)	Expected to be refinanced.

(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2017	2016
Cash flow provided by operating activities	$302,233	$351,022
Cash flow provided by investing activities	270,059	34,427
Cash flow used for financing activities	(591,424)	(384,617)

Changes in cash flow for the nine months ended September 30, 2017, compared to the prior year comparable period are described as follows:

Operating Activities:  Cash provided by operating activities decreased $48.8 million, primarily due to the following:

•	Impact of asset sales, partially offset by a decrease in interest expense.

Investing Activities:  Cash provided by investing activities increased $235.6 million, primarily due to the following:

•	Higher proceeds of $158.5 million from disposition of real estate,
•	Repayment of $31.1 million of notes receivable in 2017,
•	Reduction in real estate assets acquired and developed of $105.0 million and
•	Additional equity contributions to joint ventures of $67.7 million.

Financing Activities:  Cash used for financing activities increased $206.8 million, primarily due to the following:

•	Increase of $1.2 billion in debt repayments and
•	Issuance of unsecured senior notes and preferred shares in 2017 aggregating $960.1 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $230.6 million and $225.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first nine months of 2017.

The Company declared a quarterly dividend of $0.19 per common share for each of the first three quarters of 2017.  The Board of Directors of the Company expects to continue to monitor the 2017 dividend policy and provide for adjustments as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

During the nine months ended September 30, 2017, the Company sold 25 shopping center properties, aggregating 4.1 million square feet, which, together with land sales and loan repayments, generated proceeds totaling $506.3 million.  The shopping center sales include two assets in Puerto Rico in June 2017, aggregating 0.4 million square feet, for an aggregate sales price of $57.3 million.  The Company recorded a net gain of $127.0 million.  In addition, two of the Company’s unconsolidated joint ventures sold nine shopping center assets for a gross sales price of $182.0 million.  In October 2017, one asset was sold by the Company and one by the Company’s unconsolidated joint venture for an aggregate price of $190.0 million.  In addition, the Company received $48.6 million in preferred equity repayments from the unconsolidated joint venture asset sale.

DDRM Properties (Recapitalization of DDR Domestic Retail Fund I)

In June 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I (“DRF I”), totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity and an affiliate of the Company retained its 20% interest, renamed DDRM Properties.  The ownership structure of DDRM Properties is consistent with the structure of the joint venture prior to the recapitalization.  Three properties previously held by DRF I have been excluded from the recapitalization and are being held in a separate joint venture with the previous partners of

DRF I, including the Company.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing collateralized by the 52 assets aggregating $706.7 million (of which the Company’s pro rata share was $141.3 million) that with extension options matures in July 2022.  DDR contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

Acquisition

In January 2017, the Company acquired 3030 North Broadway in Chicago, Illinois, a 131,748 square foot Company-owned GLA grocery-anchored shopping center, for $81.0 million.  The contract for this acquisition was initially executed in mid-2016, but closing was delayed due to the completion of construction.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein: (i) Land and (ii) Construction in Progress and Land.  At September 30, 2017, the $1.9 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 135 acres of this land, which has a recorded cost basis of approximately $17 million, is available for future development.

Included in Construction in Progress and Land at September 30, 2017, was $25 million of recorded costs related to undeveloped land for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Development and Redevelopment Projects

As part of its strategy to develop, expand, improve and re-tenant various properties, at September 30, 2017, the Company has invested approximately $152 million in various consolidated active redevelopment projects and expects to bring at least $80 million of development into service in 2017 on a net basis, after deducting sales proceeds from outlot sales.

At September 30, 2017, the Company had no significant consolidated development projects.

The Company’s major redevelopment projects are typically substantially complete within a year of the construction commencement date.  At September 30, 2017, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2017
Belgate Shopping Center (expansion) (Charlotte, North Carolina)	4Q17	$25,788	$20,682
Kenwood Square (Cincinnati, Ohio)	2Q18	31,171	23,575
Plaza del Sol (expansion) (San Juan, Puerto Rico)	1Q18	11,818	9,105
Lee Vista Promenade (Orlando, Florida)	1Q19	39,342	28,521
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	2,208
Total		$135,911	$84,091

For redevelopment assets completed in 2017, the assets placed in service were completed at a cost of approximately $114 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.7 billion and $3.1 billion at September 30, 2017 and 2016, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At September 30, 2017, the Company’s capitalization consisted of $4.0 billion of debt, $525.0 million of preferred shares and $3.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $9.16, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2017), resulting in a debt to total market capitalization ratio of 0.51 to 1.0, as compared to the ratio of 0.43 to 1.0 at September 30, 2016.  The closing price of the common shares on the New York Stock Exchange was $17.43 at September 30, 2016.  The Company’s total debt consisted of the following (in billions):

	September 30,
	2017	2016
Fixed-rate debt(A)	$3.5	$4.0
Variable-rate debt	0.5	1.0
	$4.0	$5.0

(A)	Includes $77.3 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts at September 30, 2016.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of November 1, 2017, the Company had addressed all of its 2017 and 2018 consolidated mortgage debt maturities.  As the Company’s strategy is to repay debt and extend maturity, the Company’ s scheduled principal payments as of November 1, 2017, is presented herein in “Liquidity, Capital Markets and Financing Activities.”  The Company expects to fund future maturities through the utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.0 million for its consolidated properties at September 30, 2017.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or borrowings under the Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  The Company’s purchase order obligations related to the maintenance of its properties and general and administrative expenses are typically payable within one year and are not a material amount.

Hurricane Casualty Loss

In September 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico. The Company’s Florida assets were minimally impacted by Hurricane Irma, with the majority of repair costs related to debris removal.  However, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged; it is currently not operational, except for one tenant, and is not expected to open for the foreseeable future. The other 11 assets incurred varying degrees of damage, including some tenant spaces currently untenantable.  Such damage consisted primarily of roof, HVAC system and water intrusion.

As of November 1, 2017, nine of the assets had partial to full utility power and were available for occupancy by some tenants, although due to the damage, portions of these properties remain unavailable for occupancy.  Three of the assets (Plaza Escorial, Plaza Palma Real and Plaza Walmart) are without power.  The Company has completed debris removal, roof repairs, interior building mitigation, repairs to building exteriors and repairs to mechanical systems to prevent further water intrusion and related damages at its Puerto Rico shopping centers and continues to assess the scope of necessary repairs.  The schedule of additional repair work, as well as the ability to turn over space to tenants, is highly dependent on the full restoration of utilities at all of its shopping centers in Puerto Rico, and the availability of building materials, supplies and skilled labor.  The Company does not currently know when full utility service will be restored at the shopping centers with partial or no service, or the extent of the services that will be provided in the interim, if any.  As such, the Company is unable to estimate when repair work will be completed or when the remaining tenants will reopen for business.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate casualty insurance claim to be in the range of $125 – $150 million, which includes the costs to clean up, repair and rebuild as well as lost revenue estimated through December 31, 2017.  The amount also includes casualty insurance proceeds due from certain U.S.-based anchor tenants that maintain property insurance of their Company-owned premises.  This estimate does not take into account the increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor. The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials and the restoration of utility service.  Therefore, there can be no assurance that the Company’s ability to prepare estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies.  However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three and nine months ended September 30, 2017, rental revenues of $2.6 million for Hurricanes Irma and Maria were not recorded related to lost tenant revenue that is expected to be partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are reopened for tenants, which, in turn, is highly dependent upon the timing and progress of repairs.  The Company expects to make a claim under its business interruption insurance for this lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Note 9, “Commitments and Contingencies,” of the Company’s consolidated financial statements included herein.

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

ECONOMIC CONDITIONS

The retail shopping sector continues to be affected by the competitive nature of the retail business including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  Overall, the Company believes its portfolio remained stable at September 30, 2017, as evidenced by the consistency in the occupancy rate as further described below.  However, there can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Despite the recent tenant bankruptcies, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see strong demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2017 and 2018.  This is evidenced by the continued stable volume of leasing activity, which was 5.5 million square feet of space for new leases and renewals for the first nine months of 2017, as well as approximately nine million square feet of space for new leases and renewals for the year ended December 31, 2016.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 4.0% and Bed Bath & Beyond at 3.5%).  Other significant tenants include Walmart, Target, PetSmart, Dick’s Sporting Goods, Ross Stores, AMC Theatres, Lowe’s, Ulta and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Walmart, Dick’s Sporting Goods, TJX Companies and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the prior few years.  The Company believes these tenants will continue providing it with a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 91.5% at September 30, 2017, 93.3% at December 31, 2016 and 93.0% at September 30, 2016.  The net decrease in occupancy in the first nine months of 2017 primarily was attributed to expiring anchor leases that were not renewed and tenant bankruptcies, as well as the impact of asset sales with rates that were slightly above the portfolio average occupancy.  The total portfolio average annualized base rent per occupied square foot was $15.53 at September 30, 2017, as compared to $15.00 at December 31, 2016, and $14.72 at September 30, 2016.  The increase primarily was due to the sale of lower quality assets and the acquisition of shopping centers with higher growth potential, as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first nine months of 2017 was only $4.88 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company understands the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through potentially challenging economic times.

As disclosed above in “Contractual Obligations and Commitments,” at September 30, 2017, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA.  The Company sold two assets in Puerto Rico in June 2017 for a gross sales price aggregating $57.3 million.  The 12 owned assets represent 11.4% of the Company’s total consolidated revenue and 11.3% of the Company’s consolidated revenue less operating expenses (i.e., net operating income) for the nine months ended September 30, 2017.  These assets account for 6.2% of Company-owned GLA, including the unconsolidated joint ventures at September 30, 2017.  There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The impact of Hurricane Maria has further exacerbated these concerns.  The Company’s assets experienced varying degrees of damage due to Hurricane Maria.  The Company has been actively working with its insurer relating to both the property damage and business interruption claims.  See Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.  The Company believes that the tenants in these assets (many of which are Continental U.S. retailers such as Walmart and TJX Companies) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-

to-day necessities and should withstand redevelopment pressures and reopen their locations in Puerto Rico.  The Company further believes that these tenants represent a source of stable, high-quality cash flow for the Company’s assets.  Nonetheless, the Company’s Board of Directors and management continue to evaluate its investment in the 12 assets and may determine to dispose of all or a portion of these assets.  There can be no assurance that the hurricane relief efforts will be completed in a timely manner, or at all, or that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

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

•

The Company may not realize anticipated returns from its real estate assets outside the Continental United States (the Company owns 12 assets in Puerto Rico), which may carry risks in addition to those the Company faces with its Continental U.S. properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its operations in the Continental U.S., including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

•

Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions in locations where the Company owns properties;

•	Sufficiency and timing of any insurance recovery payments related to damages from extreme weather conditions;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt (adjusted to reflect the $76.9 million of variable-rate debt that LIBOR was swapped to at a fixed rate of 2.8% at December 31, 2016), is summarized as follows:

	September 30, 2017				December 31, 2016
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,481.9	5.8	4.3%	86.7%	$3,869.5	4.5	4.9%	86.1%
Variable-Rate Debt	$535.6	2.6	2.4%	13.3%	$624.5	0.3	1.9%	13.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at September 30, 2017 and December 31, 2016, is summarized as follows:

	September 30, 2017				December 31, 2016
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,048.1	$159.5	5.0	4.2%	$1,808.1	$298.3	1.6	5.4%
Variable-Rate Debt	$1,650.0	$206.4	1.4	3.0%	$1,226.3	$114.6	1.9	2.6%

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

The carrying value and the fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2017 and December 31, 2016, is summarized as follows (in millions):

	September 30, 2017			December 31, 2016
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,481.9	$3,589.2	$3,418.9	$3,869.5	$4,044.2	$3,895.0
Company's proportionate share of joint venture fixed-rate debt	$159.5	$156.9	$150.1	$298.3	$305.1	$300.8

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2017, would result in an increase in interest expense of approximately $4.0 million for the Company and $1.6 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2017.  The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2017, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company will continue to experience business disruptions at its properties in Puerto Rico until it makes necessary repairs and reopens such properties.

Recent severe weather conditions, including Hurricane Maria, caused substantial damage to property and infrastructure in Puerto Rico, including many of the Company’s shopping centers located there. The Company has made preliminary assessments of the scope of damages to its properties, but the costs ultimately associated with such damages may exceed initial estimates.  Furthermore, the Company will continue to experience business disruptions at its properties until it makes necessary repairs and reopens such properties.  The timing of such repairs will be highly dependent upon factors beyond the Company’s control, such as access to utilities and the availability of building materials, supplies and labor, all of which have been seriously diminished in the wake of Hurricane Maria.  Additionally, any failure of civil authorities to ensure public safety and maintain order may also interfere with the Company’s efforts to reopen properties.  Such delays could increase the duration of business disruptions, as well as the related costs, beyond the Company’s expectations.  Any insurance coverage for losses due to damage or business disruption may prove to be inadequate or unavailable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2017	5,849	$9.01	—	—
August 1–31, 2017	213	9.89	—	—
September 1–30, 2017	59	9.68	—	—
Total	6,121	$9.05	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

4.2

Second Amended and Restated Credit Agreement, dated as of September 13, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016, (iv) Consolidated Statement of Equity for the Nine Months Ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No. Under Reg. S-K Item 601	Form 10-Q Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference

4	4.1

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on August 16, 2017; File No. 001-11690)

4	4.2

Second Amended and Restated Credit Agreement, dated as of September 13, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

			Current Report on Form 8-K (Filed with the SEC on September 14, 2017; File No. 001-11690)

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
Date: November 3, 2017