Form 10-K
period 2017-12-31
DDR CORP
filed 2018-02-26
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.10 Per Share	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.375% Class A Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.5% Class J Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.25% Class K Cumulative Redeemable Preferred Shares without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)			☐
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2017, was $2.8 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

369,149,302 common shares outstanding as of February 15, 2018

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2018 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed and, therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2017, the Company owned and managed approximately 92 million total square feet of gross leasable area (“GLA”).

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  In addition, the Company generates revenue from its management contracts for the unconsolidated joint venture assets, as well as interest income from notes receivable.

On December 14, 2017, DDR announced its intent to spin off a portfolio of 50 assets that includes 38 continental U.S. assets and all 12 of its Puerto Rico assets into a separate publicly-traded REIT called Retail Value Inc. (“RVI”), in the summer of 2018 that will seek to realize value for its shareholders through operations and asset sales.  These properties comprise 16 million square feet of Company-owned GLA and are located in 17 states and Puerto Rico, which have a combined gross book value of $2.9 billion as of December 31, 2017.  It is expected that RVI will be managed by DDR.

Financial Information About Industry Segments

See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments, which is incorporated herein by reference to such information.

Narrative Description of Business

The Company’s portfolio as of February 15, 2018, consisted of 270 shopping centers (including 136 centers owned through joint ventures) and more than 250 acres of undeveloped land (of which approximately 40 acres are owned through unconsolidated joint ventures).  The shopping centers are located in 32 states as well as Puerto Rico (12 assets).  The shopping centers and land are collectively referred to as the “Portfolio Properties.”  From January 1, 2015, to February 15, 2018, the Company sold 145 shopping centers (including 49 properties owned through unconsolidated joint ventures) aggregating 23.9 million square feet of Company-owned GLA for an aggregate sales price of $3.1 billion.  From January 1, 2015, to February 15, 2018, the Company acquired 13 shopping centers (including six that were acquired by one unconsolidated joint venture and one that was acquired from an unconsolidated joint venture) aggregating 3.4 million square feet of Company-owned GLA for an aggregate purchase price of $0.8 billion.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,		Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2017	2016	2017	2016	2017	2016
Centers owned	273	319	136	167	137	152
Aggregate occupancy rate(A)	91.1%	93.3%	90.8%	93.2%	91.6%	93.4%
Average annualized base rent per occupied square foot	$15.77	$15.00	$16.62	$15.54	$14.50	$14.17
(A)	The decrease in occupancy rates in 2017 primarily was due to anchor store closures and tenant bankruptcies.

Redefined Strategy

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

The Company’s mission is to provide the most compelling shopping experience for its retail partners by owning a high-quality portfolio of open-air shopping centers.  The Company strives to deliver attractive total shareholder return through earnings growth, a sustainable dividend and a strong balance sheet that is well-positioned through all cycles.

In 2017, the new senior management team completed several key objectives, which included the streamlining of the Company’s organizational structure, completing several capital markets transactions to improve the balance sheet and conducting a strategic portfolio review that resulted in the decision to sell $900 million of assets, as well as pursue the spin-off of 50 assets into a separate, publicly-traded REIT in mid-2018.  Looking forward, the Company believes that the combination of realization of value in RVI and growth in cash flows at the remaining assets in DDR should translate into net asset growth over time for its investors.  After the completion of the spin-off, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio. Additional growth opportunities include a renewed focus on redevelopment of strong assets remaining in the DDR portfolio, completion of the disposition program and opportunistic investments.  Other opportunities include expansion and reformatting to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers, both of which the Company believes will generate higher blended rental rates and operating cash flows.  In addition to the deleveraging efforts, management intends to use proceeds from the sale of lower growth assets for opportunistic acquisitions that offer growth potential through specialized leasing and redevelopments efforts.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•

Enhancement of property cash flows through continual creative, proactive redevelopment efforts that result in the profitable adaptation of assets to better suit dynamic retail tenant and community demands;

•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into opportunistic acquisitions with leasing and redevelopment potential;

•

Risk mitigation through continuous focus on decreasing leverage levels and maintaining lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, a large unsecured line of credit and equity from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2017, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

As one of the nation’s largest owners and operators of open-air shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers.  The Company’s management is associated with, and actively participates in, many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants.  The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space, management services and maintenance.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Bed Bath & Beyond, PetSmart, AMC Theatres and Best Buy, representing 4.3%, 3.5%, 2.7%, 2.5% and 2.4%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2017.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2017, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2018, the Company had 447 full-time employees.  The Company considers its relations with its personnel to be good.

Executive Officers of the Registrant

The section below provides information regarding the Company’s executive officers as of February 15, 2018:

David R. Lukes, age 48, has served as President and Chief Executive Officer of DDR and has been a member of DDR's Board of Directors since March 2017.  Prior to joining DDR, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 and January 2017, respectively, and served as its Executive Vice President from May 2014 to June 2014.  Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties (formerly Mall Properties, Inc.) from 2010 through 2012.  From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Michael A. Makinen, age 53, has served as Executive Vice President and Chief Operating Officer of DDR since March 2017. Prior to joining DDR, he served as Chief Operating Officer of Equity One, Inc. from July 2014. Mr. Makinen also served as Chief Operating Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 to June 2014, as Vice President of Real Estate of United Retail Group from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004. Mr. Makinen holds a Bachelor of Science from Michigan State University and a Master of Arts in geography from Indiana University.

Matthew L. Ostrower, age 47, has served as Executive Vice President, Chief Financial Officer and Treasurer of DDR since March 2017. Prior to joining DDR, he served as Executive Vice President of Equity One, Inc. from March 2015 and as Chief Financial Officer and Treasurer from April 2015.  Prior to Equity One, Mr. Ostrower served as Managing Director and Associate Director of Research at Morgan Stanley from 2010 and previously served as a Vice President, Executive Director and a Managing Director at Morgan Stanley, an investment bank, from 2000 to 2008.  From 2008 to 2009, Mr. Ostrower was a founding member of the Gerrity Group, a private retail real estate company focused on the management, leasing and disposition of shopping centers, where he was responsible for capital raising and investment strategy.  Mr. Ostrower also served as a member of the Board of Directors of Ramco-Gershenson Properties Trust, a public retail real estate investment trust, from 2010 to February 2015.  Mr. Ostrower holds a dual Master of Science in real estate and city planning from Massachusetts Institute of Technology and a Bachelor of Arts degree from Tufts University.  Mr. Ostrower is also a Chartered Financial Analyst (CFA).

Christa A. Vesy, age 47, is Executive Vice President & Chief Accounting Officer of DDR, a position she assumed in March 2012.  From July 2016 to March 2017, Ms. Vesy also served as DDR’s Interim Chief Financial Officer.  In these roles, Ms. Vesy oversees the property and corporate accounting and financial reporting functions for DDR. Previously, Ms. Vesy served as Senior Vice President & Chief Accounting Officer of DDR since November 2006. Prior to joining DDR, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.ddr.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets.  The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services.  If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company' tenants and demand for retail space could be adversely affected.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.  The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

E-commerce May Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce continues to gain in popularity and growth in internet sales is likely to continue in the future. Our tenants have experienced competition from internet retailers and this could continue to result in a downturn or distress in the business of some of the Company’s tenants and could affect the way other current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “bricks and mortar” locations and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2017, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	4.3%
Bed Bath & Beyond Inc.	3.5%
PetSmart, Inc.	2.7%
AMC Entertainment	2.5%
Best Buy Co., Inc.	2.4%
Dick's Sporting Goods, Inc.	2.4%
Ross Stores, Inc.	2.2%
Kohl's Department Stores, Inc.	2.0%
Michaels Companies, Inc.	1.9%
Gap Inc.	1.8%
Walmart Inc.	1.6%
Ulta Beauty, Inc.	1.6%

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2017, the Company had outstanding debt of $3.9 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.4 billion as of December 31, 2017).  The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness).  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors, could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company.  The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry.  Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide, at its sole discretion, not to rate the publicly traded debt.  The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date.  A negative change in the Company’s rating could have an adverse effect on the Company’s credit facilities and market price of the Company’s publicly traded debt as well as the Company’s ability to access capital and its cost of capital.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline.  As of December 31, 2017, the Company had $383.8 million of investments in and advances to unconsolidated joint ventures holding 136 shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  For example, in 2017, the Company recorded impairment charges at 27 operating shopping centers and land parcels aggregating $340.5 million.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

The Proposed Spin-off of 38 continental U.S. Assets and All 12 of the Company’s Puerto Rico Assets into a Separate, Publicly-Traded REIT May Not Be Completed on the Currently Contemplated Timeline or Terms, or at All, and May Not Achieve the Intended Benefits

On December 14, 2017, the Company announced a plan to spin off 38 continental U.S. assets and all 12 of its Puerto Rico assets into a separate, publicly-traded REIT to be named Retail Value Inc. (“RVI”), for the purpose of realizing value from these assets through operations and private market sales. The Company expects RVI to elect to be treated as and qualify for taxation as a REIT for U.S. federal income tax purposes. The Company currently expects to complete the spin-off in the summer of 2018, although there can be no assurance as to whether or when the spin-off will occur, the final structure of RVI or the tax treatment of RVI or the spin-off.

The completion of the spin-off will be subject to various conditions, including declaration by the SEC that RVI's registration statement on Form 10 is effective, customary third-party consents and final approval and declaration of the distribution of RVI’s stock to the Company’s shareholders by the Company’s Board of Directors. Satisfaction of such conditions and other unforeseen developments could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. To the extent the Company is unable to complete the spin-off, the Company’s future performance and the trading price of its shares may be adversely affected. If the spin-off is consummated, the combined value of the common shares of the two publicly traded companies may not be equal to or greater than what the value of the Company’s common shares would have been had the spin-off not occurred. Furthermore, it is expected that the trading value of the Company’s common shares will decrease significantly immediately after the spin-off.  The Company also expects to incur significant expenses in connection with its pursuit of the spin-off.

In the event the spin-off is consummated, the Company and its shareholders may not be able to achieve the full strategic and financial benefits that are currently anticipated to result from the spin-off, or such benefits may be delayed, particularly if RVI is unable to dispose of its assets on favorable terms and on anticipated timelines. RVI’s ability to execute on its plan to sell assets is dependent on many factors, including the level of demand and pricing for such assets and restrictions on sales set forth in the terms of its indebtedness.  Even if RVI is able to dispose of assets on favorable terms and on anticipated timeline, the ability to distribute sales proceeds to shareholders will be subject to significant restrictions set forth in the terms of RVI’s indebtedness.  Furthermore, the Company expects initially to collect significant management fees from RVI.  Asset sales by RVI will result in decreased management fees paid to the Company.  These decreases could be dramatic if RVI is able to dispose of assets quickly or if RVI otherwise terminates the management agreements.

In the event the spin-off is consummated, certain members of the Company’s Board of Directors and management are expected to own shares of RVI, including as a result of the distribution of RVI shares made on account of Company shares currently owned by such individuals. Ownership of RVI shares by these individuals could create, or appear to create, potential conflicts of interest when the Company’s directors and executive officers are faced with decisions that could have different implications for the Company and RVI. It is possible that some of the Company’s current or former officers or directors might also be directors of RVI following the spin-off. This may create, or appear to create, potential conflicts of interest if these directors or officers are faced with decisions that could have different implications for RVI and the Company.

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

Proposed and potential future proposed reforms of the Code, if enacted, could adversely affect existing REITs.  Such proposals could result in REITs having fewer tax advantages and could adversely affect REIT shareholders.  It is impossible for the Company to predict the nature of or extent of any new tax legislation on the real estate industry in general and REITs in particular.  In addition, some proposals under consideration may adversely affect the Company’s tenants operating results, financial condition and/or future business planning, which could adversely affect the Company and consequently, to the Company’s stockholders.

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

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business.  Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings.  An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations.  Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares.  For a further discussion of litigation risks, see “Legal Matters” in Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations

The acquisition and ownership of properties may subject the Company to liabilities, including environmental liabilities.  The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations.  In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances.  As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties.  The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances.  Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents.  Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease liability and full replacement value property damage insurance policies.  The Company has obtained comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties.  All of these policies may involve substantial deductibles and certain exclusions.  Furthermore, there is no assurance that the Company or its tenants may be able to renew or secure additional insurance policies on commercially reasonable terms or at all.  In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles.  Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

The Company’s properties are open-air shopping centers.  Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects.  Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters.  Certain of the Company’s properties are located in California and in other areas with higher risk of earthquakes.  In addition, many of the Company’s properties are located in coastal regions, including 12 properties located on the island of Puerto Rico and 61 properties located in Florida as of February 15, 2018, and would, therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

The Company’s Investments in Real Estate Assets Outside the continental United States May Be Subject to Additional Risks

Investments and operations outside the continental United States generally are subject to various political and other risks that are different from and in addition to risks inherent in the investment in real estate generally discussed in these risk factors and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017.  The Company currently has investments in consolidated and unconsolidated joint ventures with real estate assets outside the continental United States, including Puerto Rico, and may increase its investment in real estate in jurisdictions outside the continental United States in the future.  The Company may not realize the intended benefits of these investments due to the uncertainty of foreign or novel laws and markets including, but not limited to, unexpected changes in the regulatory requirements such as the enactment of laws prohibiting or restricting the Company’s ability to own property, political and economic instability in certain geographic locations, labor disruptions, difficulties in managing international operations, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions.

In addition, financing may not be available at acceptable rates outside, and equity requirements may be different from the Company’s strategy in, the continental United States.  Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company Will Continue to Experience Business Disruptions at Its Properties in Puerto Rico Until It Makes Necessary Repairs and Reopens Such Properties

Recent severe weather conditions, including Hurricane Maria, caused substantial damage to property and infrastructure in Puerto Rico, including many of the Company’s shopping centers located there. The Company has made assessments of the scope of damages to its properties, but the costs ultimately associated with such damages may exceed estimates.  Furthermore, the Company will continue to experience business disruptions at its properties until it makes necessary repairs and reopens such properties.  The timing of such repairs will be highly dependent upon factors beyond the Company’s control, such as the availability of building materials or supplies and labor, which were seriously diminished in the wake of Hurricane Maria, or the ability to adequately access utilities.  Additionally, any failure of civil authorities to ensure public safety and maintain order may also interfere with the Company’s efforts to reopen properties.  Such delays could increase the duration of business disruptions, as well as the related costs, beyond the Company’s expectations.  Any insurance coverage for losses due to damage or business disruption may prove to be inadequate or unavailable.

The Company Could Be Subject to Risks Relating to the Puerto Rican Economy and Government

In recent years, the economy in Puerto Rico has experienced a sustained downturn, and the territorial government of Puerto Rico has operated at substantial spending deficits, which, in both cases, have been further exacerbated by recent destructive weather events.  These economic conditions have adversely affected the territorial government’s current and expected cash flows and resulted in credit downgrades that triggered acceleration clauses in certain outstanding municipal bonds and other bonds.  As a result, the territorial government of Puerto Rico and certain utility companies, both of which are obligors on issued bonds, have defaulted on certain of their outstanding debt obligations and announced that they expect to be unable to meet their existing debt obligations.  If the territorial government and certain utilities are not able to restructure their debt obligations or obtain forbearance on debt service payments, they may be unable to provide various services (including utilities) relied upon in the operation of businesses in Puerto Rico.  Furthermore, inaccessibility of utilities and other government services or providing those services at a significantly higher cost, along with a continued economic downturn and increases in taxes in Puerto Rico, may result in continued or increased migration of residents of Puerto Rico to mainland United States and elsewhere, which could decrease the territory’s tax base, exacerbating the territorial government’s cash flow issues, and decrease the number of consumers in Puerto Rico.  In turn, consumers who remain in Puerto Rico could have less disposable income, which may result in declining merchant sales and merchant inability to expand or lease new space or pay rent or pay other expenses for new or existing operations, or result in a general decline in prevailing rental rates.  As of December 31, 2017, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  These assets represent 11.5% of the Company’s total consolidated revenue and 11.5% of the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2017.  Additionally, these assets account for 6.6% of Company-owned GLA, including unconsolidated joint ventures, at December 31, 2017.  The persistence or further deterioration of economic conditions in Puerto Rico could have a negative impact on the Company’s results of operations, cash flows and financial condition.

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

The Company Has Significant Shareholders Who May Exert Influence on the Company as a Result of Their Considerable Beneficial Ownership of the Company’s Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company has shareholders, including Mr. Alexander Otto, who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common shares, are in a position to exert significant influence over the Company.  These shareholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common shares.  Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Articles of Incorporation and Code of Regulations.  In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders.  For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares.  Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly and other shareholders may be unable to sell their common shares at favorable prices.  The Company cannot predict or control how the Company’s significant shareholders may use the influence they have as a result of their common share holdings.

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

The Company Faces Risks Relating to Cybersecurity Attacks and Other Data Breaches

The Company’s business is at risk from and may be impacted by cybersecurity intrusions and other data security breaches.  Such attacks could range from individual attempts to gain unauthorized access to information technology systems to more sophisticated and coordinated security threats such as social engineering.  While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions.  Although the Company and such third parties employ a number of measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a data breach.  Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.  Data breach incidents could compromise the confidential information of the Company’s tenants, employees and third-party vendors and disrupt the Company’s business operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2017, the Portfolio Properties included 273 shopping centers (including 137 centers owned through joint ventures).  At December 31, 2017, the Portfolio Properties also included more than 250 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2017, the Portfolio Properties aggregated 67.4 million square feet of Company-owned GLA (92.2 million square feet of total GLA) located in 33 states, plus Puerto Rico.  These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia, Ohio and North Carolina, as well as Puerto Rico.  The 12 assets owned in Puerto Rico aggregate 4.4 million square feet of Company-owned GLA (4.7 million square feet of total GLA).  At December 31, 2017, the Company also owned an interest in two land parcels in Canada.

At December 31, 2017, the average annualized base rent per square foot of Company-owned GLA of the Company’s 136 wholly-owned shopping centers was $16.62.  For the 137 shopping centers owned through joint ventures, average annualized base rent per square foot was $14.50 at December 31, 2017.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.

The Company’s shopping centers are typically anchored by two or more national tenant anchors and are designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers.  The tenants of the shopping centers typically cater to the consumer’s desire for value and convenience and offer day-to-day necessities rather than high-priced luxury items.  The properties often include discounters, warehouse clubs, specialty grocers, pet supply stores, beauty supply retailers and dollar stores as additional anchors or tenants.  As one of the nation’s largest owners and operators of open-air shopping centers (measured by total GLA), the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2017, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals” of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2017, the Company owned an investment in 136 properties owned through unconsolidated joint ventures, which served as collateral for joint venture mortgage debt aggregating approximately $2.5 billion (of which the Company’s proportionate share is $0.4 million) and which is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 10,000 square feet to approximately 1,500,000 square feet of total GLA (with 123 properties exceeding 300,000 square feet of total GLA).  The Company’s properties were 91.1% occupied as of December 31, 2017, and occupancy was between 91.1% and 93.5% over the five-year period ended December 31, 2017.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2027 at the Company’s 136 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2018	410	2,562	$47,851	$18.68	6.3%	8.1%
2019	476	4,455	69,440	15.59	10.9%	11.7%
2020	463	3,906	66,132	16.93	9.5%	11.2%
2021	446	4,401	71,393	16.22	10.7%	12.1%
2022	470	5,643	86,018	15.24	13.8%	14.6%
2023	306	4,373	64,888	14.84	10.7%	11.0%
2024	191	2,353	37,365	15.88	5.7%	6.3%
2025	136	1,386	25,667	18.52	3.4%	4.3%
2026	139	1,192	23,623	19.82	2.9%	4.0%
2027	98	1,108	20,372	18.39	2.7%	3.4%
Total	3,135	31,379	$512,749	$16.34	76.6%	86.7%

The following table shows the impact of tenant lease expirations at the joint venture level through 2027 at the Company’s 137 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2018	325	1,624	$28,337	$17.45	6.1%	8.3%
2019	407	3,146	47,294	15.03	11.9%	13.8%
2020	389	3,042	42,196	13.87	11.5%	12.4%
2021	426	4,086	57,764	14.14	15.4%	16.9%
2022	378	3,580	48,856	13.65	13.5%	14.3%
2023	184	2,602	33,988	13.06	9.8%	9.9%
2024	101	1,216	15,547	12.79	4.6%	4.6%
2025	74	726	11,501	15.83	2.7%	3.4%
2026	58	555	8,321	14.99	2.1%	2.4%
2027	73	711	11,862	16.67	2.7%	3.5%
Total	2,415	21,288	$305,666	$14.36	80.3%	89.5%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Alabama
1	Birmingham, AL	River Ridge	2001	2007	15%	172	$2,802	$16.39	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
2	Huntsville, AL	Valley Bend	2002	2014	5%	425	$5,858	$14.98	Barnes & Noble, Bed Bath & Beyond, Carmike Cinemas (Not Owned), Dick's Sporting Goods, Hobby Lobby, Kohl's (Not Owned), Marshalls, Target (Not Owned)
3	Huntsville, AL	Westside Centre	2002	2007	15%	477	$3,911	$11.82	Altitude Trampoline Park, Big Lots, Michaels, PetSmart, Ross Dress for Less, Stein Mart, Target (Not Owned)

	Alaska
4	Anchorage, AK	Dimond Crossing	1981	2014	5%	85	$1,292	$15.70	Bed Bath & Beyond, PetSmart

	Arizona
5	Gilbert, AZ	SanTan Village Marketplace	2005	2014	5%	286	$4,618	$16.32	Bed Bath & Beyond, Big Lots, DSW, Jo-Ann, Marshalls, Sam's Club (Not Owned), Walmart (Not Owned)
6	Goodyear, AZ	Palm Valley Pavilions West	2002	2016	100%	233	$4,129	$18.06	Barnes & Noble, Best Buy, Ross Dress for Less, Total Wine & More
7	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	100%	688	$11,176	$17.71	AMC Theatres, Babies "R" Us, Best Buy, Burlington, HomeGoods, Jo-Ann, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
8	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	345	$5,526	$16.24	Barnes & Noble, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
9	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,416	$19.67	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
10	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$4,778	$17.51	Albertsons, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples
11	Prescott, AZ	Shops at Prescott Gateway	2012	2014	5%	35	$896	$29.70	Trader Joe's
12	Queen Creek, AZ	Plaza at Power Marketplace	2007	2014	5%	71	$1,378	$20.81	LA Fitness
13	Tucson, AZ	Silverado Plaza	1999	2014	5%	78	$684	$9.33	Safeway
14	Tucson, AZ	Tucson Spectrum	2008	2012	100%	717	$9,148	$14.55

Bed Bath & Beyond, Best Buy, Food City, Harkins Theatres, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress for Less, Target (Not Owned)

	Arkansas
15	Sherwood, AR	Sherwood Retail Center	1986	2014	5%	123	$234	$4.22	Mardel, Tractor Supply Company
16	Springdale, AR	Walgreens	2009	2014	5%	15	$390	$26.80	—

	California
17	Buena Park, CA	Buena Park Place	2009	2004	100%	215	$3,196	$15.16	Aldi, Kohl's, Michaels
18	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	291	$6,511	$22.63	24 Hour Fitness, Aki-Home, Michaels, Ross Dress for Less, Stater Bros Markets, Target (Not Owned)
19	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	392	$5,241	$21.57	Cinemark, H & M, Nike, Restoration Hardware
20	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,654	$46.39	Whole Foods

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
21	Richmond, CA	Hilltop Plaza	2000	2002	20%	251	$2,591	$17.44	99 Cents Only, Century Theatre, dd's Discounts, Ross Dress for Less
22	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$6,041	$22.12	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
23	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$4,156	$35.87	AMC Theatres, The Studio Mix
24	Vista, CA	Vista Village	2007	2013	100%	194	$4,530	$24.33	Cinepolis, Frazier Farms, Lowe's (Not Owned), Staples (Not Owned)
25	West Covina, CA	Eastland Center	1957	2014	5%	811	$11,544	$14.41	Albertsons, Ashley Furniture HomeStore, Burlington, Dick's Sporting Goods, Hobby Lobby, Marshalls, Pottery Barn Outlet, Ross Dress for Less, Target, Walmart

	Colorado
26	Aurora, CO	Cornerstar	2008	2014	5%	430	$7,908	$19.13	24 Hour Fitness, Cornerstar Wine & Liquor, Dick's Sporting Goods, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Sprouts Farmers Market, Target (Not Owned), Ulta Beauty
27	Aurora, CO	Pioneer Hills	2003	2003	100%	138	$1,930	$16.01	Bed Bath & Beyond, Home Depot (Not Owned), Inspire Fitness, Walmart (Not Owned)
28	Centennial, CO	Centennial Promenade	2002	1997	100%	418	$7,713	$18.87	Cavender's, Conn's, Golf Galaxy, HomeGoods, IKEA (Not Owned), Michaels, Ross Dress for Less, Stickley Furniture, Toys "R" Us
29	Colorado Springs, CO	Chapel Hills	2000	2011	100%	446	$4,409	$12.67	24 Hour Fitness, Barnes & Noble, Best Buy, DSW, Michaels (Not Owned), Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
30	Denver, CO	University Hills	1997	2003	100%	244	$4,452	$19.02	24 Hour Fitness, King Soopers, Marshalls, Michaels, Pier 1 Imports
31	Lakewood, CO	Denver West Plaza	2002	2014	5%	71	$983	$18.84	Best Buy
32	Parker, CO	Flatacres Marketcenter/ Parker Pavilions(2)	2003	2003	100%	232	$3,556	$19.39	Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
33	Guilford, CT	Guilford Commons	2015	DEV	100%	123	$1,724	$16.51	Bed Bath & Beyond, The Fresh Market
34	Plainville, CT	Connecticut Commons	2013	DEV	100%	562	$7,290	$13.28	A.C. Moore, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
35	Waterbury, CT	Naugatuck Valley Shopping Center	2003	2014	5%	383	$3,730	$11.82	Bob's Stores, Staples, Stop & Shop, Walmart
36	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,473	$18.76	Stop & Shop, Target (Not Owned)

	Florida
37	Boynton Beach, FL	Aberdeen Square	1990	2007	20%	71	$655	$10.44	Publix
38	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,781	$14.76	Publix
39	Bradenton, FL	Cortez Plaza	2015	2007	100%	274	$2,762	$12.49	Burlington, LA Fitness, PetSmart
40	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,549	$11.08	Bealls, Bealls Outlet, Big Lots, LA Fitness, Lowe's (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
41	Bradenton, FL	Lakewood Ranch Plaza	2001	2007	20%	85	$1,161	$13.63	Publix
42	Brandon, FL	Kmart Shopping Center(2)	2003	IPO	100%	232	$790	$3.69	Kane Furniture, Kmart
43	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,459	$13.84	Jo-Ann, Nordstrom Rack, Publix, Total Wine & More
44	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,022	$14.40	buybuy BABY, Lowe's (Not Owned), PetSmart
45	Cape Coral, FL	Northpoint Shopping Center	2008	2014	5%	112	$1,262	$12.68	Bed Bath & Beyond, Michaels, PetSmart
46	Casselberry, FL	Casselberry Commons	2010	2007	20%	245	$2,647	$12.30	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
47	Crystal River, FL	Crystal Springs	2001	2007	20%	67	$797	$11.89	Publix
48	Dania, FL	Sheridan Square	1991	2007	20%	67	$688	$11.06	Walmart Neighborhood Market
49	Fort Myers, FL	Cypress Trace	2004	2007	15%	276	$2,723	$10.36	Bealls, Bealls Outlet, Ross Dress for Less, Stein Mart
50	Fort Myers, FL	Market Square	2004	2007	15%	119	$1,888	$15.87	American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), DSW, Michaels (Not Owned), Target (Not Owned), Total Wine & More
51	Fort Myers, FL	The Forum	2008	2014	5%	190	$2,716	$16.64	Bed Bath & Beyond, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
52	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$815	$11.88	Publix
53	Hernando, FL	Shoppes of Citrus Hills	2003	2007	20%	69	$776	$11.26	Publix
54	Hialeah, FL	Paraiso Plaza	1997	2007	20%	61	$1,003	$16.85	Publix
55	Homestead, FL	Homestead Pavilion	2008	2008	100%	300	$3,838	$18.38	Bed Bath & Beyond, Kohl's (Not Owned), Michaels, Ross Dress for Less
56	Jupiter, FL	Concourse Village	2004	2015	5%	134	$2,157	$16.39	Ross Dress for Less, T.J. Maxx
57	Lake Mary, FL	Shoppes of Lake Mary	2001	2007	15%	74	$1,708	$23.39	Publix (Not Owned), Staples, Target (Not Owned)
58	Largo, FL	Bardmoor Promenade	1991	2007	20%	158	$2,124	$14.09	Publix
59	Melbourne, FL	Melbourne Shopping Center	1999	2007	20%	229	$1,101	$6.46	Big Lots, Publix
60	Miami, FL	Plaza del Paraiso	2003	2007	20%	85	$1,357	$15.95	Publix
61	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$9,349	$20.95	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
62	Miramar, FL	Fountains of Miramar	2005	2015	5%	139	$1,941	$22.84	Home Depot (Not Owned), Marshalls, Ross Dress for Less
63	Miramar, FL	River Run	1989	2007	20%	94	$1,217	$13.57	Publix
64	Naples, FL	Carillon Place	1994	1995	100%	268	$3,439	$15.13	Bealls Outlet, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
65	Naples, FL	Countryside Shoppes	1997	2007	20%	74	$232	$17.82	—
66	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$1,142	$11.28	Publix
67	Ocala, FL	Heather Island	2005	2007	20%	71	$689	$11.25	Publix
68	Ocoee, FL	West Oaks Town Center	2000	2007	20%	67	$936	$15.90	Best Buy (Not Owned), Michaels
69	Orlando, FL	Chickasaw Trail Shopping Center	1994	2007	20%	75	$856	$11.98	Publix
70	Orlando, FL	Conway Plaza	1999	2007	20%	118	$1,165	$10.41	Publix
71	Orlando, FL	International Drive Value Center	1995	2015	100%	186	$1,739	$10.36	Bed Bath & Beyond, dd's Discounts, Ross Dress for Less, T.J. Maxx
72	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	309	$4,067	$16.59	Academy Sports, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
73	Orlando, FL	Millenia Crossing	2009	2015	5%	100	$2,754	$28.34	Nordstrom Rack

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
74	Orlando, FL	Millenia Plaza	2001	2015	100%	412	$4,330	$10.84	BJ's Wholesale Club, Dick's Sporting Goods, Home Depot, Ross Dress for Less, Total Wine & More, Toys "R" Us/Babies "R" Us
75	Orlando, FL	Skyview Plaza	1998	2007	20%	263	$2,391	$10.67	dd's Discounts, Fallas Paredes, Goodwill, Publix, Ross Dress for Less
76	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,065	$11.09	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
77	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,542	$13.98	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
78	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,269	$24.25	Publix (Not Owned), Target (Not Owned)
79	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	109	$1,990	$22.09	LA Fitness (Not Owned), The Fresh Market
80	Pensacola, FL	Tradewinds Shopping Center	1985	2014	5%	179	$1,641	$10.33	Jo-Ann, T.J. Maxx/HomeGoods
81	Plant City, FL	Lake Walden Square	2013	2007	100%	245	$2,637	$11.72	Marshalls, Premiere Cinemas, Ross Dress for Less, Winn Dixie
82	Plantation, FL	The Fountains	2010	2007	100%	431	$6,109	$16.27	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More
83	Spring Hill, FL	Mariner Square	1997	IPO	100%	194	$1,582	$9.57	Bealls, Ross Dress for Less, Sam's Club (Not Owned), Walmart (Not Owned)
84	Spring Hill, FL	Nature Coast Commons	2009	2014	5%	226	$2,442	$16.17	Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Walmart (Not Owned)
85	Tallahassee, FL	Capital West	2004	2003	100%	88	$791	$9.01	Bealls Outlet, Ross Dress for Less, Walmart (Not Owned)
86	Tallahassee, FL	Killearn Shopping Center	1980	2007	20%	95	$1,333	$14.00	Hobby Lobby
87	Tallahassee, FL	Southwood Village	2003	2007	20%	66	$755	$12.82	Publix
88	Tamarac, FL	Midway Plaza	1985	2007	20%	228	$2,603	$12.86	Publix, Ross Dress for Less
89	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,412	$13.85	Publix, Walmart (Not Owned)
90	Tampa, FL	The Walk at Highwoods Preserve	2001	2007	100%	138	$2,238	$16.25	Best Buy, HomeGoods, Michaels, Muvico (Not Owned)
91	Tarpon Springs, FL	Tarpon Square	1998	IPO	100%	115	$1,406	$12.91	Bealls Outlet, Big Lots, Staples, Walmart (Not Owned)
92	Tequesta, FL	Tequesta Shoppes	2014	2007	100%	110	$1,226	$11.55	Marshalls
93	Valrico, FL	Brandon Boulevard Shoppes	2012	2007	100%	86	$1,311	$15.50	LA Fitness
94	Valrico, FL	Shoppes at Lithia	2003	2007	20%	71	$1,147	$16.06	Publix
95	Vero Beach, FL	Century Town Center	2008	2014	5%	107	$1,339	$14.13	Marshalls/HomeGoods
96	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$2,195	$13.84	Bealls, Office Depot (Not Owned), Publix
97	Winter Garden, FL	Winter Garden Village	2007	2013	100%	758	$13,731	$19.30	Bealls, Bed Bath & Beyond, Best Buy, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

	Georgia
98	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,360	$19.84	Stein Mart
99	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$439	$7.02	Kroger
100	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$647	$10.21	Publix
101	Atlanta, GA	Perimeter Pointe	2002	1995	100%	353	$5,690	$17.61	Babies "R" Us, Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas, Stein Mart

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
102	Brunswick, GA	Glynn Isles	2007	2014	5%	193	$2,960	$15.90	Ashley Furniture HomeStore (Not Owned), Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
103	Buford, GA	Marketplace at Millcreek	2003	2007	15%	402	$5,172	$12.87	2nd & Charles, Bed Bath & Beyond, Burlington, Costco (Not Owned), DSW, Marshalls, Michaels, PetSmart, REI, Ross Dress for Less, Stein Mart
104	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$931	$13.07	Publix
105	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,203	$12.00	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
106	Cumming, GA	Cumming Marketplace	1999	2003	100%	311	$3,893	$12.53	ApplianceSmart, Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
107	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,875	$15.65	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
108	Cumming, GA	Sharon Greens	2001	2007	20%	98	$1,058	$11.75	Kroger
109	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$721	$10.34	Publix
110	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$621	$11.50	Publix
111	Douglasville, GA	Douglasville Pavilion	1998	2007	100%	266	$3,109	$12.08	Big Lots, Marshalls, Michaels, OfficeMax, PetSmart, Ross Dress for Less, Target (Not Owned)
112	Douglasville, GA	Market Square	1990	2007	20%	125	$1,130	$10.37	Bargain Hunt
113	East Point, GA	Camp Creek Marketplace	2003	2014	5%	424	$6,634	$15.98	Beauty Master, BJ's Wholesale Club, Lowe's (Not Owned), Marshalls, Ross Dress for Less, Staples, T.J. Maxx, Target (Not Owned)
114	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$662	$11.09	—
115	Fayetteville, GA	Fayette Pavilion	2002	2007	15%	1,242	$10,119	$9.35

Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Dick's Sporting Goods, Forever 21, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less,

Target (Not Owned), Toys "R" Us/Babies "R" Us, Walmart

116	Flowery Branch, GA	Clearwater Crossing	2003	2007	20%	91	$1,047	$12.27	Kroger
117	Flowery Branch, GA	Stonebridge Village	2008	2014	5%	157	$2,475	$16.77	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
118	Kennesaw, GA	Barrett Pavilion	1998	2007	15%	459	$6,636	$16.02	AMC Theatres, buybuy BABY, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
119	Macon, GA	Eisenhower Crossing	2002	2007	15%	420	$3,692	$10.80	Ashley Furniture HomeStore, Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
120	Marietta, GA	Towne Center Prado	2002	1995	100%	287	$3,614	$13.13	Publix, Ross Dress for Less, Stein Mart
121	McDonough, GA	Shoppes at Lake Dow	2002	2007	20%	73	$959	$13.18	Publix
122	Newnan, GA	Newnan Crossing	1995	2003	100%	223	$1,883	$8.54	Hobby Lobby, Lowe's, Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
123	Newnan, GA	Newnan Pavilion	2013	2007	15%	468	$3,778	$8.11	Academy Sports, Aldi, Home Depot, Kohl's, PetSmart, Ross Dress for Less, Sky Zone Trampoline Park
124	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$1,425	$14.80	Movie Tavern
125	Smyrna, GA	Heritage Pavilion	1995	2007	15%	256	$3,543	$13.84	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
126	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,313	$11.63	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
127	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$726	$11.34	Publix
128	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	293	$4,116	$14.18	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart
129	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,053	$8.21	HomeGoods, Kroger, Walmart (Not Owned)
130	Woodstock, GA	Woodstock Square	2001	2007	15%	219	$3,085	$14.58	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

	Idaho
131	Meridian, ID	Meridian Crossroads	2004	DEV	100%	527	$5,178	$15.57	Ashley Furniture HomeStore, Bed Bath & Beyond, Craft Warehouse, Office Depot, Old Navy, Ross Dress for Less, Sportsman's Warehouse, Walmart (Not Owned)

	Illinois
132	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,439	$34.35	Mariano's, XSport Fitness
133	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,702	$26.54	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
134	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	356	$9,763	$31.19	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
135	Hillside, IL	Hillside Town Center	2009	2014	5%	165	$2,482	$16.36	HomeGoods, Michaels, Ross Dress for Less, Target (Not Owned)
136	McHenry, IL	The Shops at Fox River	2006	DEV	100%	341	$4,245	$13.53	Bed Bath & Beyond, Dick's Sporting Goods, JCPenney (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx
137	Oswego, IL	Prairie Market	2007	2014	5%	113	$2,493	$22.45	Aldi, Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Hobby Lobby (Not Owned), Kohl's (Not Owned), PetSmart, Walmart (Not Owned)
138	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	526	$8,425	$20.17	At Home, Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Trader Joe's
139	Skokie, IL	Village Crossing	1989	2007	15%	722	$12,283	$18.32	AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Jewel-Osco, Michaels, OfficeMax, PetSmart, Tuesday Morning
140	Tinley Park, IL	Brookside Marketplace	2013	2012	100%	317	$4,456	$15.25	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
141	Evansville, IN	East Lloyd Commons	2005	2007	100%	160	$1,560	$16.03	Best Buy, Michaels
142	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,224	$14.67	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Kansas
143	Merriam, KS	Merriam Village	2005	2004	100%	418	$5,546	$13.51	Cinemark, Dick's Sporting Goods, Hen House Market, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Maryland
144	Bowie, MD	Duvall Village	1998	2007	100%	88	$528	$20.50	—
145	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$1,963	$9.73	Burlington, HomeGoods, Regency Furniture
146	Salisbury, MD	The Commons	1999	DEV	100%	130	$1,728	$14.23	Best Buy, Home Depot (Not Owned), Michaels, Target (Not Owned)
147	Upper Marlboro, MD	Largo Town Center	1991	2007	20%	277	$4,090	$15.70	Marshalls, Regency Furniture, Shoppers Food Warehouse

	Massachusetts
148	Everett, MA	Gateway Center	2001	DEV	100%	354	$5,681	$16.30	Babies "R" Us, Costco (Not Owned), Home Depot, Michaels, Old Navy, Target (Not Owned), Total Wine & More
149	Framingham, MA	Shoppers World	1994	1995	100%	783	$17,086	$24.65	A.C. Moore, AMC Theatres, Babies "R" Us, Barnes & Noble, Best Buy, DSW, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, Sierra Trading Post, T.J. Maxx, Toys "R" Us
150	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$4,060	$14.84	Kohl's, Stop & Shop

	Michigan
151	Chesterfield, MI	Waterside Marketplace	2007	2014	5%	291	$3,631	$13.25	Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, JCPenney (Not Owned), Jo-Ann, Lowe's (Not Owned), T.J. Maxx
152	Grand Rapids, MI	Green Ridge Square	1995	1995	100%	216	$2,865	$13.66	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned), Toys "R" Us (Not Owned)
153	Grandville, MI	Grandville Marketplace	2003	2003	100%	224	$2,052	$10.76	Hobby Lobby, Lowe's (Not Owned), OfficeMax
154	Saginaw, MI	Valley Center	1994	2014	5%	409	$3,542	$9.82	Babies "R" Us, Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, Michaels, PetSmart, T.J. Maxx

	Minnesota
155	Coon Rapids, MN	Riverdale Village	2003	DEV	100%	788	$9,698	$15.40	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, T.J. Maxx
156	Maple Grove, MN	Maple Grove Crossing	2002	1996	100%	262	$3,285	$12.63	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
157	St. Paul, MN	Midway Marketplace	1995	1997	100%	324	$2,802	$8.64	Cub Foods, Herberger's (Not Owned), LA Fitness, T.J. Maxx, Walmart

	Mississippi
158	Gulfport, MS	Crossroads Center(2)	1999	2003	100%	555	$6,330	$11.66	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Forever 21, Michaels, Ross Dress for Less, T.J. Maxx
159	Tupelo, MS	Big Oaks Crossing	1992	1994	100%	348	$2,043	$6.12	Jo-Ann, Sam's Club, Walmart

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Missouri
160	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,107	$15.12	Bed Bath & Beyond, Micro Center, PetSmart, Target, Trader Joe's
161	Independence, MO	Independence Commons	1999	1995	100%	386	$5,615	$14.87	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less

	New Hampshire
162	Seabrook, NH	Seabrook Commons	2014	DEV	100%	175	$3,082	$18.57	Dick's Sporting Goods, Walmart (Not Owned)

	New Jersey
163	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,856	$19.80	Costco (Not Owned), HomeGoods, HomeSense, Sierra Trading Post, Target (Not Owned)
164	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	78	$1,794	$27.53	Whole Foods
165	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$690	$33.27	Sam's Club (Not Owned), Walmart (Not Owned)
166	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	542	$9,573	$18.00	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
167	Lumberton, NJ	Crossroads Plaza	2003	2007	20%	100	$1,821	$18.28	Lowe's (Not Owned), ShopRite
168	Lyndhurst, NJ	Lewandowski Commons	1998	2007	20%	78	$1,547	$22.81	Stop & Shop
169	Mays Landing, NJ	Hamilton Commons	2001	2004	100%	397	$5,701	$16.50	Bed Bath & Beyond, Hobby Lobby, Marshalls, Regal Cinemas, Ross Dress for Less
170	Mays Landing, NJ	Wrangleboro Consumer Square	1997	2004	100%	842	$10,763	$13.30	Babies "R" Us, Best Buy, BJ's Wholesale Club, Books-A-Million, Christmas Tree Shops, Dick's Sporting Goods, Just Cabinets, Kohl's, Michaels, PetSmart, Staples, Target
171	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	609	$9,863	$16.71	Babies "R" Us, Best Buy, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, Michaels, PetSmart, Sam's Club (Not Owned), Target (Not Owned), Walmart (Not Owned), Wegmans
172	Union, NJ	Route 22 Retail Center	1997	2007	100%	112	$2,089	$18.61	Babies "R" Us, Dick's Sporting Goods, Target (Not Owned)
173	West Long Branch, NJ	Consumer Centre	1993	2004	100%	292	$2,595	$13.11	buybuy BABY, Home Depot, PetSmart
174	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,816	$20.41	andThat!, Cost Plus World Market

	New York
175	Hempstead, NY	The Hub	2001	2015	5%	249	$3,201	$13.92	Home Depot, Super Stop & Shop
176	Horseheads, NY	Southern Tier Crossing	2008	DEV	100%	175	$2,422	$15.98	Aldi (Not Owned), Dick's Sporting Goods, Jo-Ann, Kohl's (Not Owned), Walmart (Not Owned)

	North Carolina
177	Apex, NC	Beaver Creek Crossings	2006	DEV	100%	321	$4,965	$16.12	Burke's Outlet, Dick's Sporting Goods, Regal Beaver Creek 12, T.J. Maxx
178	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	132	$2,215	$21.14	Harris Teeter
179	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	262	$3,597	$13.74	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
180	Charlotte, NC	Carolina Pavilion	1997	2012	100%	726	$8,155	$13.73

AMC Theatres, Babies "R" Us, Bed Bath & Beyond, Big Lots, buybuy BABY, Conn's, Frontgate Outlet Store,

Jo-Ann, Nordstrom Rack, Old Navy, Ross Dress for Less, Sears Outlet, Target (Not Owned), Value City Furniture

181	Charlotte, NC	Cotswold Village	2013	2011	100%	263	$5,795	$22.31	Harris Teeter, Marshalls, PetSmart
182	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,394	$12.44	Lowes Foods
183	Cornelius, NC	The Shops at the Fresh Market	2001	2007	100%	130	$1,553	$12.05	Stein Mart, The Fresh Market
184	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$3,306	$12.30	Christmas Tree Shops, Food Lion, Marshalls, Michaels, PetSmart
185	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$858	$17.49	Harris Teeter
186	Huntersville, NC	Birkdale Village	2003	2007	15%	299	$7,820	$27.50	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
187	Huntersville, NC	Rosedale Shopping Center	2000	2007	20%	119	$1,988	$17.58	Harris Teeter
188	Mooresville, NC	Winslow Bay Commons	2003	2007	15%	268	$3,899	$14.56	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
189	Raleigh, NC	Alexander Place	2004	2007	15%	198	$2,697	$16.60	Kohl's, Walmart (Not Owned)
190	Raleigh, NC	Poyner Place	2012	2012	100%	254	$3,771	$15.97	Cost Plus World Market, Marshalls, Old Navy, Ross Dress for Less, Target (Not Owned), Toys "R" Us/Babies "R" Us
191	Wilmington, NC	University Centre	2001	IPO	100%	418	$4,300	$10.90	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
192	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,010	$13.41	Lowes Foods

	Ohio
193	Bellevue, OH	CVS	1998	2014	5%	10	$147	$14.46	—
194	Bowling Green, OH	Shoppes on South Main	1978	2014	5%	111	$905	$11.03	Home Depot (Not Owned), T.J. Maxx
195	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$6,704	$19.01	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, T.J. Maxx, The Fresh Market, Toys "R" Us/Babies "R" Us
196	Cincinnati, OH	Western Hills Square	1998	2014	5%	34	$425	$12.67	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
197	Columbus, OH	Easton Market	2013	1998	100%	502	$6,432	$16.05	Bed Bath & Beyond, buybuy BABY, DSW, Michaels, Nordstrom Rack, PetSmart, Staples, T.J. Maxx, Value City Furniture
198	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	111	$1,620	$14.62	—
199	Columbus, OH	Lennox Town Center	1997	1998	50%	374	$4,586	$12.41	AMC Theatres, Barnes & Noble, Marshalls, Staples, Target
200	Columbus, OH	Polaris Towne Center	1999	2011	100%	458	$7,586	$16.68	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
201	Columbus, OH	Sun Center	1995	1998	79%	316	$4,500	$14.50	Ashley Furniture HomeStore, Babies "R" Us, Michaels, Staples, Stein Mart, Whole Foods
202	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,229	$16.50	Giant Eagle
203	Grove City, OH	Derby Square	1992	1998	20%	125	$1,323	$10.91	Giant Eagle
204	Lewis Center, OH	Powell Center	2000	2014	5%	202	$2,700	$13.37	Giant Eagle, HomeGoods, Marshalls, Michaels
205	Mason, OH	Waterstone Center	1998	2014	100%	162	$2,363	$15.86	Barnes & Noble, Bassett Home Furnishings, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
206	North Olmsted, OH	Great Northern Plaza	2013	1997	100%	631	$8,389	$13.78	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K&G Fashion Superstore, Marc's, PetSmart
207	Solon, OH	Uptown Solon	1998	DEV	100%	182	$2,558	$15.11	Bed Bath & Beyond, Mustard Seed Market & Cafe
208	Stow, OH	Stow Community Center	2008	DEV	100%	401	$4,390	$11.16	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
209	Toledo, OH	North Towne Commons	1995	2004	100%	80	$—	$—	Kroger (Not Owned), T.J. Maxx (Not Owned), Target (Not Owned)
210	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,349	$11.32	Babies "R" Us, Bed Bath & Beyond, Kohl's, Old Navy
211	Westlake, OH	West Bay Plaza	2000	IPO	100%	151	$957	$14.25	Marc's

	Oregon
212	Gresham, OR	Gresham Station	2000	2016	100%	342	$5,187	$19.66	Bed Bath & Beyond, Best Buy, Craft Warehouse, LA Fitness
213	Portland, OR	Tanasbourne Town Center	2001	1996	100%	309	$5,653	$19.66	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sierra Trading Post, Target (Not Owned)

	Pennsylvania
214	Downingtown, PA	Ashbridge Square	1999	2015	5%	386	$3,972	$11.05	Best Buy, Christmas Tree Shops, Home Depot, Jo-Ann, Staples
215	Easton, PA	Southmont Plaza	2004	2015	5%	251	$3,846	$15.59	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples
216	Erie, PA	Peach Street Marketplace(2)	2012	DEV	100%	721	$6,995	$10.16	Babies "R" Us, Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Erie Sports, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
217	Jenkintown, PA	Noble Town Center	1999	2014	100%	168	$2,614	$15.97	AFC Fitness, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Stein Mart
218	King Of Prussia, PA	Overlook at King of Prussia	2002	2007	15%	193	$5,591	$28.96	Best Buy, Off 5th, United Artists Theatre
219	Mechanicsburg, PA	Silver Spring Square	2001	2013	100%	343	$6,176	$18.09	Bed Bath & Beyond, Best Buy, Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned), Wegmans
220	Uniontown, PA	Widewater Commons	2008	2014	5%	47	$583	$14.18	PetSmart, Target (Not Owned)

	Puerto Rico
221	Arecibo, PR	Plaza del Atlántico	1993	2005	100%	223	$2,391	$12.28	Capri, Kmart
222	Bayamon, PR	Plaza del Sol	2014	2005	100%	611	$16,492	$31.74	Bed Bath & Beyond, Caribbean Cinemas, H & M, Home Depot (Not Owned), Old Navy, Walmart
223	Bayamon, PR	Plaza Río Hondo	2015	2005	100%	555	$13,225	$25.55	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
224	Carolina, PR	Plaza Escorial	1997	2005	100%	524	$8,362	$16.19	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
225	Cayey, PR	Plaza Cayey	2004	2005	100%	313	$2,644	$8.97	Caribbean Cinemas (Not Owned), Walmart
226	Fajardo, PR	Plaza Fajardo	2013	2005	100%	274	$4,159	$16.66	Econo, Walmart
227	Guayama, PR	Plaza Walmart	1994	2005	100%	164	$1,268	$9.25	Walmart

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
228	Hatillo, PR	Plaza del Norte	2012	2005	100%	682	$10,363	$22.48	Caribbean Cinemas, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx
229	Humacao, PR	Plaza Palma Real	1995	2005	100%	449	$6,322	$15.67	Capri, JCPenney, Marshalls, Pep Boys, Walmart
230	Isabela, PR	Plaza Isabela	1994	2005	100%	259	$3,660	$14.88	Selectos Supermarket, Walmart
231	Rio Piedras, PR	Señorial Plaza	2010	2005	100%	202	$1,921	$18.25	Pueblo
232	Vega Baja, PR	Plaza Vega Baja	1990	2005	100%	185	$1,049	$11.83	Econo

	Rhode Island
233	Warwick, RI	Warwick Center	2004	2007	15%	153	$2,612	$19.14	Barnes & Noble, Dick's Sporting Goods, DSW

	South Carolina
234	Anderson, SC	Midtowne Park	2008	2014	5%	167	$1,949	$11.64	Dick's Sporting Goods, Kohl's, Staples
235	Charleston, SC	Ashley Crossing	2011	2003	100%	208	$1,824	$9.85	Food Lion, Jo-Ann, Kohl's, Marshalls
236	Columbia, SC	Columbiana Station	2003	2007	15%	375	$4,022	$16.99	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, Michaels, PetSmart
237	Columbia, SC	Harbison Court	2015	2002	100%	242	$2,912	$14.82	Babies "R" Us (Not Owned), Marshalls, Nordstrom Rack, Ross Dress for Less
238	Greenville, SC	Hobby Lobby Center	2004	2014	5%	69	$628	$9.11	Hobby Lobby, Walmart (Not Owned)
239	Greenville, SC	The Point	2005	2007	20%	104	$1,810	$17.55	REI, Whole Foods
240	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	205	$2,751	$13.77	Marshalls, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
241	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	138	$1,757	$13.27	Kroger

	Tennessee
242	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,048	$15.38	Best Buy, Ross Dress for Less, Royal Furniture
243	Hendersonville, TN	Lowe's Home Improvement	1999	2003	100%	129	$1,140	$8.83	Lowe's
244	Knoxville, TN	Pavilion of Turkey Creek	2001	2007	15%	277	$4,090	$14.85	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)
245	Knoxville, TN	Town & Country Commons(2)	1997	2007	15%	655	$6,916	$10.84	Bargain Hunt, Best Buy, Conn's, Dick's Sporting Goods, Jo-Ann, Knoxville 16, Lowe's, Staples, Tuesday Morning
246	Memphis, TN	American Way	1988	2007	20%	110	$712	$7.67	—
247	Morristown, TN	Crossroads Square	2004	2007	20%	70	$404	$6.46	Bargain Hunt, OfficeMax (Not Owned)
248	Nashville, TN	Bellevue Place	2003	2007	15%	77	$564	$11.61	Bed Bath & Beyond, Home Depot (Not Owned)

	Texas
249	Burleson, TX	McAlister Square	2007	2014	5%	169	$1,738	$11.29	Academy Sports, Party City
250	Cedar Hill, TX	Cedar Hill Village	2002	2014	5%	44	$707	$18.19	24 Hour Fitness, JCPenney (Not Owned)
251	Fort Worth, TX	Eastchase Market	1997	2014	5%	262	$2,762	$11.49	Aldi (Not Owned), AMC Theatres, Burke's Outlet, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
252	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,431	$17.26	DSW, LA Fitness, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
253	Houston, TX	Willowbrook Plaza	2014	2015	100%	385	$4,956	$15.45	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market

DDR Corp.

Shopping Center Property List at December 31, 2017

	Location	Center	Year Developed/ Redeveloped	Year Acquired	DDR Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
254	Kyle, TX	Kyle Crossing	2010	DEV	100%	121	$2,308	$19.22	Kohl's (Not Owned), Ross Dress for Less, Target (Not Owned)
255	Mesquite, TX	The Marketplace at Towne Centre	2001	2003	100%	174	$2,636	$16.26	Cavender's (Not Owned), Home Depot (Not Owned), Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less
256	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$5,764	$13.23	Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods (Not Owned), T.J. Maxx, Target (Not Owned)
257	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$1,860	$19.76	Ross Dress for Less, Target (Not Owned)
258	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	448	$8,143	$21.39	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
259	Dumfries, VA	Fortuna Center Plaza	2006	2013	100%	105	$1,694	$16.50	Shoppers Food Warehouse, Target (Not Owned)
260	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$4,988	$20.00	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
261	Glen Allen, VA	Creeks at Virginia Centre	2002	2007	15%	266	$4,064	$15.65	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
262	Midlothian, VA	Commonwealth Center	2002	2007	100%	166	$2,711	$16.53	Michaels, Stein Mart, The Fresh Market
263	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,799	$22.46	American Family Fitness (Not Owned), Barnes & Noble, Regal Cinemas, Skate Nation (Not Owned)
264	Richmond, VA	White Oak Village	2008	2014	5%	432	$5,983	$15.83	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Publix, Sam's Club (Not Owned), Target (Not Owned)
265	Springfield, VA	Springfield Center	1999	2007	100%	177	$3,217	$22.26	Barnes & Noble, Bed Bath & Beyond, DSW, Michaels, The Tile Shop
266	Virginia Beach, VA	Indian Lakes Crossing	2008	2014	5%	71	$1,081	$15.58	Harris Teeter
267	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$256	$3.79	Kroger
268	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,615	$11.19	Books-A-Million, HomeGoods, Kohl's, Martin's
269	Winchester, VA	Winchester Station	2005	2014	5%	183	$2,351	$15.79	Bed Bath & Beyond, Michaels, Ross Dress for Less, Walmart (Not Owned)

	Washington
270	Vancouver, WA	Orchards Market Center	2005	2013	100%	178	$2,864	$16.43	Big 5 Sporting Goods (Not Owned), Jo-Ann, LA Fitness, Office Depot, Sportsman's Warehouse

	Wisconsin
271	Brookfield, WI	Shoppers World of Brookfield	1967	2003	100%	203	$1,865	$11.64	Burlington, Pick 'n Save (Not Owned), Ross Dress for Less, Xperience Fitness
272	Brown Deer, WI	Marketplace of Brown Deer	1989	2003	100%	410	$3,478	$9.27	Bob's Discount Furniture, Burlington, Michaels, OfficeMax, Pick 'n Save, Ross Dress for Less, T.J. Maxx
273	West Allis, WI	West Allis Center	1968	2003	100%	264	$1,664	$6.42	Kohl's, Marshalls/HomeGoods, Menards (Not Owned), Pick 'n Save

(1)	Calculated as total annualized base rentals divided by Company-Owned rent commenced GLA as of December 31, 2017.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends
2017
First	$15.565	$12.37	$0.19
Second	13.00	8.12	0.19
Third	10.86	8.86	0.19
Fourth	9.265	7.26	0.19
2016
First	$17.81	$15.355	$0.19
Second	18.59	16.50	0.19
Third	19.92	17.00	0.19
Fourth	17.32	14.672	0.19

As of February 15, 2018, there were 5,978 record holders and approximately 28,500 beneficial owners of the Company’s common shares.

The Company’s Board of Directors approved a 2018 dividend policy that it believes will continue to result in sufficient free cash flow, while still adhering to REIT payout requirements.  In February 2018, the Company declared its first-quarter 2018 dividend of $0.19 per common share, payable on April 3, 2018, to shareholders of record at the close of business on March 16, 2018.

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

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2017, approximately 81.4% of the Company’s distributions to shareholders constituted a return of capital and approximately 18.6% constituted taxable ordinary income dividends.

Certain of the Company’s indentures contain financial and operating covenants including the requirement that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.

During 2017, the Company had a dividend reinvestment plan under which shareholders could elect to reinvest their dividends automatically in common shares.  Under the plan, the Company could, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or could issue new common shares to such shareholders.  Capacity remaining under the dividend reinvestment plan was fully utilized in connection with dividends paid on the Company’s common shares on January 5, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2017	43,785	$9.16	—	—
November 1–30, 2017	1,178	7.87	—	—
December 1–31, 2017	8,402	8.24	—	—
Total	53,365	$8.99	—	—

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Revenues	$921,588	$1,005,805	$1,028,071	$985,675	$829,935
Expenses:
Rental operations	250,917	277,084	293,693	281,107	239,179
Impairment charges	340,480	110,906	279,021	29,175	19,044
Hurricane casualty and impairment loss	5,930	—	—	—	—
General and administrative	89,854	76,101	73,382	84,484	79,556
Depreciation and amortization	346,204	389,519	402,045	402,825	296,560
	1,033,385	853,610	1,048,141	797,591	634,339
Interest income	28,364	37,054	29,213	15,927	23,541
Interest expense	(188,647)	(217,589)	(241,727)	(237,120)	(214,370)
Other income (expense), net	(68,003)	3,322	(1,739)	(12,262)	(6,408)
	(228,286)	(177,213)	(214,253)	(233,455)	(197,237)
Loss before earnings from equity method investments and other items	(340,083)	(25,018)	(234,323)	(45,371)	(1,641)
Equity in net income (loss) of joint ventures	8,837	15,699	(3,135)	10,989	6,819
Reserve of preferred equity interests	(61,000)	—	—	—	—
Impairment of joint venture investments	—	—	(1,909)	(30,652)	(980)
Gain (loss) on sale and change in control of interests, net	368	(1,087)	7,772	87,996	19,906
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(12,418)	(1,781)	(6,286)	(1,855)	(2,685)
(Loss) income from continuing operations	(404,296)	(12,187)	(237,881)	21,107	21,419
Income (loss) from discontinued operations	—	—	—	89,398	(31,267)
(Loss) income before gain on disposition of real estate	(404,296)	(12,187)	(237,881)	110,505	(9,848)
Gain on disposition of real estate, net of tax	161,164	73,386	167,571	3,060	467
Net (loss) income	$(243,132)	$61,199	$(70,310)	$113,565	$(9,381)
Loss (income) attributable to non-controlling interests, net	1,447	(1,187)	(1,858)	3,717	(794)
Net (loss) income attributable to DDR	$(241,685)	$60,012	$(72,168)	$117,282	$(10,175)

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Earnings per share data – Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.74)	$0.10	$(0.27)	$0.00	$(0.04)
Income (loss) from discontinued operations attributable to DDR shareholders	—	—	—	0.25	(0.10)
Net (loss) income attributable to common shareholders	$(0.74)	$0.10	$(0.27)	$0.25	$(0.14)
Weighted-average number of common shares	367,362	365,294	360,946	358,122	326,426
Earnings per share data – Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.74)	$0.10	$(0.27)	$0.00	$(0.04)
Income (loss) from discontinued operations attributable to DDR shareholders	—	—	—	0.25	(0.10)
Net (loss) income attributable to common shareholders	$(0.74)	$0.10	$(0.27)	$0.25	$(0.14)
Weighted-average number of common shares	367,362	365,561	360,946	358,122	326,426
Dividends declared	$0.76	$0.76	$0.69	$0.62	$0.54

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Real estate (at cost)	$8,248,003	$9,244,058	$10,128,199	$10,335,785	$10,228,061
Real estate, net of accumulated depreciation	6,294,524	7,247,882	8,065,300	8,426,200	8,401,082
Investments in and advances to joint ventures	383,813	454,131	467,732	414,848	448,008
Total assets	7,170,073	8,197,518	9,097,088	9,519,412	9,662,992
Total indebtedness	3,849,312	4,493,968	5,139,537	5,212,224	5,264,593
Total equity	2,897,438	3,246,012	3,463,469	3,797,528	3,927,879

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$410,407	$460,663	$433,476	$413,222	$370,423
Investing activities	478,608	473,033	(54,648)	138,155	(884,490)
Financing activities	(833,516)	(926,992)	(378,772)	(638,635)	579,319

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of December 31, 2017, the Company’s portfolio consisted of 273 shopping centers (including 137 shopping centers owned through joint ventures).  These properties consist of 261 shopping centers owned in the United States and 12 in Puerto Rico.  At December 31, 2017, the Company owned and managed approximately 92 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).  The Company also owns more than 250 acres of undeveloped land, including joint venture interests in land.  At December 31, 2017, the aggregate occupancy of the Company’s operating shopping center-portfolio was 91.1%, and the average annualized base rent per occupied square foot was $15.77.

Current Strategy

In 2017, the Company named a new executive team, including David Lukes as president and chief executive officer, Michael Makinen as chief operating officer and Matthew Ostrower as chief financial officer.  The management team, led by Mr. Lukes, completed several key strategic objectives in 2017, which included the streamlining of the Company’s organizational structure, completing capital markets transactions to improve the balance sheet and conducting a strategic portfolio review that resulted in the decision to sell additional assets, as well as spin off 50 assets into a separate, publicly-traded REIT.  The Company made several organizational changes in an effort to centralize decision-making and lower operating costs, which are expected to generate an annualized stabilized reduction to general and administrative expenses of approximately $6 million.  As outlined below, the Company also took several steps to strengthen its balance sheet, extend its debt maturity profile and reduce its overall leverage and risk profile.  One of the keys to achieving this objective is to recycle asset disposition proceeds toward deleveraging efforts.  In April 2017, the Company announced its intention to generate $900 million through asset sales.  In addition, in December 2017, the Company announced its intent to spin off a portfolio of 50 assets that includes 38 continental U.S. assets and all 12 of its Puerto Rico assets into a separate publicly-traded REIT named Retail Value Inc. (“RVI”), that will seek to realize value for shareholders through operations and asset sales.  Looking forward, the Company believes that the combination of realization of value in RVI and growth in cash flows at the remaining assets in DDR should translate into net asset growth over time for its investors.

After the completion of the spin-off, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio. Additional growth opportunities include a renewed focus on redevelopment of strong assets remaining in the DDR portfolio, completion of the disposition program and opportunistic investments.  Other opportunities include expansion and reformatting to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers, both of which the Company believes will generate higher blended rental rates and operating cash flows.  In addition to the deleveraging efforts, management intends to use proceeds from the sale of lower growth assets for opportunistic acquisitions that offer growth potential through specialized leasing and redevelopments efforts.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•

Enhancement of property cash flows through continual creative, proactive redevelopment efforts that result in the profitable adaptation of assets to better suit dynamic retail tenant and community demands;

•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into opportunistic acquisitions with leasing and redevelopment potential;

•

Risk mitigation through continuous focus on decreasing leverage levels and maintaining lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, a large unsecured line of credit and equity from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Transaction and Capital Markets Highlights

During 2017, the Company completed the following real estate transactions and financing activities:

•

Raised $975.0 million in the public debt and preferred equity markets and repaid $900.0 million of senior unsecured notes, contributing to an increase in the Company’s weighted-average debt maturity from 3.9 to 5.3 years;

•	Extended maturity of the revolving credit facilities and increased the borrowing capacity to $1.0 billion; also extended the maturity of $200 million of the $400 million unsecured term loan;
•

Sold 47 shopping centers and land parcels for $1.3 billion (including 15 shopping centers held in joint ventures), or $763.1 million at the Company’s share, and repaid $522.4 million in secured debt with the net proceeds;

•

Recapitalized the DDR Domestic Retail Fund I Joint Venture, which included $706.7 million of new mortgage financings on 52 assets that were used to repay all of the joint venture’s outstanding mortgage debt;

•	Acquired one shopping center valued at $81.0 million and
•	Paid an annual cash dividend of $0.76 per common share.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2017, as evidenced by the achievement of the following:

•	Signed leases and renewals for approximately 10 million square feet of GLA, which included 2.2 million square feet of new leasing volume;
•	Achieved blended leasing spreads of 6.0% for both new leases and renewals at DDR’s share;
•	Increased the annualized base rent per occupied square foot to $15.77 at December 31, 2017, as compared to $15.00 at December 31, 2016, an increase of 5.1%;
•

Continued to maintain strong aggregate occupancy of 91.1% at December 31, 2017, as compared to 93.3% at December 31, 2016 and December 31, 2015 with the net decrease in occupancy primarily attributed to anchor tenant expirations and tenant bankruptcies, as well as the impact of asset sales with occupancy rates that were slightly above the portfolio average rate and

•	Placed over $100 million of development and redevelopment projects in service.

Retail Environment

The Company continues to see demand from a broad range of retailers for its space, even as many retailers continue to adapt to an omni-channel retail environment.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced store closures and/or reduced expansion plans, other retailers, specifically those in the value and convenience category, continue to have store opening plans for 2018 and 2019.  Many of the Company’s largest tenants, including TJX Companies, Walmart, Five Below and Ulta, have reported increased same-store sales on an annual basis, and remained well capitalized while outperforming other retail categories on a relative basis.  The Company has also been increasing its leasing to specialty grocers, which is an expanding category with strong traffic generation.

Company Fundamentals

The net 2.2% decrease in occupancy in 2017 was attributable mainly to anchor store closures and tenant bankruptcies, coupled with the impact of asset sales with occupancy rates that were slightly above the portfolio average rate.  The 2017 occupancy rate reflects 0.7 million square feet of GLA of unabsorbed vacancy related to The Sports Authority and Golfsmith bankruptcies in 2016 and the hhgregg bankruptcy in 2017.  Increased vacancy in the continental U.S. assets combined with weaker rental rates and the impact of Hurricane Maria in Puerto Rico generated a deceleration in comparable property profitability growth.

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2017 (footnotes apply to all further references to noted tenants):

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	4.3%	5.0%
2.	Bed Bath & Beyond(B)	3.5%	3.9%
3.	PetSmart	2.7%	2.4%
4.	AMC Theatres	2.5%	1.4%
5.	Best Buy	2.4%	2.3%
6.	Dick's Sporting Goods(C)	2.4%	2.4%
7.	Ross Stores(D)	2.2%	2.9%
8.	Kohl's	2.0%	3.4%
9.	Michaels	1.9%	2.1%
10.	Gap(E)	1.8%	1.5%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post and HomeSense

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Ross Dress for Less and dd’s Discounts

(E)	Includes Gap, Old Navy and Banana Republic

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and of the unconsolidated joint venture properties as of December 31, 2017:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	4.4%	5.2%	3.2%	4.0%
Bed Bath & Beyond(B)	3.5%	4.0%	2.8%	3.0%
PetSmart	2.8%	2.5%	2.6%	2.4%
Best Buy	2.5%	2.4%	2.0%	1.6%
AMC Theatres	2.5%	1.4%	2.2%	1.4%
Dick's Sporting Goods(C)	2.5%	2.4%	2.9%	3.3%
Ross Stores(D)	2.1%	2.9%	2.6%	3.6%
Kohl's	2.0%	3.5%	1.9%	3.0%
Michaels	1.9%	2.1%	1.7%	2.0%
Gap(E)	1.8%	1.5%	1.5%	1.2%
Publix	0.2%	0.3%	4.1%	5.8%
Ahold Delhaize(F)	0.2%	0.2%	1.8%	1.4%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post and HomeSense

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Ross Dress for Less and dd’s Discounts

(E)	Includes Gap, Old Navy and Banana Republic

(F)	Includes Stop & Shop, Martin’s and Food Lion

The Company leased approximately 10 million square feet of GLA, including 319 new leases and 817 renewals, for a total of 1,136 leases executed in 2017.  The Company continued to execute both new leases and renewals at positive rental spreads; however, such spreads were lower than 2016 due to increased vacancy and weaker rental rates as discussed above.  At December 31, 2017, the Company had 735 leases expiring in 2018 with an average base rent per square foot of $18.20.  For the comparable leases executed in 2017, at the Company’s interest, the Company generated positive leasing spreads of 11.1% for new leases and 5.2% for renewals, or 6.0% on a blended basis.  The new lease spread for 2017 was negatively impact by an anchor tenant lease executed at a Puerto Rico property to replace a dark but rent paying tenant.  Excluding the impact of this lease, the 2017 new lease spreads were 15.9% at the Company’s interest, which is more in line with historical averages.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2017, at the Company’s interest, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.76 per rentable square foot over the lease term.  The annual weighted-average cost of tenant improvements and lease commissions ranged from $3.68 to $4.89 per rentable square foot over the five years ended December 31, 2017.  The Company generally does not expend a significant amount of capital on lease renewals.  Overall, capitalized leasing capital expenditures and costs increased in 2017 to $35.0 million from $32.3 million in 2016 as a result of the higher costs associated with re-leasing anchor vacancies caused by The Sports Authority, Golfsmith and hhgregg bankruptcies.

Hurricane Casualty Loss

In September 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico.  The Company’s Florida assets were minimally impacted by Hurricane Irma.  However, the Company’s 12 shopping centers in Puerto Rico and 36 employees based on the island were significantly impacted by Hurricane Maria. One of the Company’s 12 shopping centers was severely damaged and is not operational, except for a few tenants representing a minimal amount of Company-owned GLA.  The other 11 assets sustained varying degrees of damage, including some tenant spaces that are currently untenantable.  Following the storm, management’s first priority was to account for and provide necessary resources to its Puerto Rico-based team.  Second, the Company worked diligently to make all properties physically safe and prevent further water intrusion. Third, the Company worked to remove debris and provide generator power where possible until grid power was restored so that tenants could open as soon as possible. Since these initial efforts, the Company has been actively working with its consultants to finalize the scope and schedule of work to be performed to restore the assets.  Restoration work has already started at several shopping centers.  By the end of January 2018, utility power had been fully restored at all 12 properties.  The Company estimates its aggregate casualty insurance claim will be in the range of $150 million to $175 million, which includes the costs to clean up, repair and rebuild, as well as lost revenue estimated through March 31, 2018.  This estimate is subject to change as the Company continues to assess the costs to repair the damage.  This amount also excludes casualty insurance proceeds due from certain continental-U.S.-based anchor tenants that maintain property insurance for their Company-owned premises.  The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

Year in Review—2017 Financial Results

For the year ended December 31, 2017, net income attributable to common shareholders decreased compared to the prior year, primarily due to $340.5 million of impairment charges related to real estate assets marketed for sale and a change in strategic direction for certain properties, a $66.4 million loss on debt retirement, a $61.0 million valuation allowance recorded on the Company’s preferred investments in two joint ventures, $17.9 million aggregate charges associated with the executive management transition and staff restructuring, a $10.8 million valuation allowance of a prepaid tax asset and $4.2 million of lost tenant revenues net of expenses, which were partially offset by business interruption insurance income related to the hurricanes and an increase in gain on sale of real estate assets.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2017	2016
Net (loss) income attributable to common shareholders	$(270,444)	$37,637
FFO attributable to common shareholders	$256,823	$466,160
Operating FFO attributable to common shareholders	$432,365	$468,392
(Loss) income per share – Diluted	$(0.74)	$0.10

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.  Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  In 2014, the Financial Accounting Standards Board (“FASB”) issued Revenue from Contracts with Customers, which is effective for the Company in 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  This new standard and its impact on the Company is more fully described in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards to Be Adopted,” of the Company’s consolidated financial statements included herein.

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

Measurement of Fair Value—Real Estate and Unconsolidated Joint Venture Investments

The Company is required to assess the value of certain impaired consolidated and unconsolidated joint venture investments as well as the underlying collateral for its preferred equity interests and certain financing notes receivable.  The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date.  Investments without a public market are valued based on assumptions made and valuation techniques used by the Company.  The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

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

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation as well as the projected property net operating income and expected hold period.  For projects under development or not at stabilization, including the Puerto Rico properties in 2017 that were significantly impacted by the hurricanes, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate.  For investments in unconsolidated joint ventures, the Company also considers the valuation of any underlying joint venture debt.  Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Preferred Equity Interests—Impairment Assessment

The Company evaluates the collectability of both the principal and interest on these investments based upon an assessment of the underlying collateral value to determine whether the investment is impaired.  As the underlying collateral for the investments is real estate investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  In addition, the Company performs an additional present value of cash flows for the underlying collateral value that is probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests are considered impaired if the Company’s estimate of the fair value of the underlying collateral is less than the carrying value of the preferred equity interests.  Interest income on impaired investments is recognized on a cash basis.  The Company monitors the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

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

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments that may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms and the amount of loss can be reasonably estimated.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group.  As such, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized.  In making such determinations, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income that are consistent with the plans and estimates that the Company is utilizing to manage its business.  Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets.  The Company would record a valuation allowance to reduce deferred tax assets if and when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.  In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.  The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets.  These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

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

COMPARISON OF 2017, 2016 AND 2015 RESULTS OF OPERATIONS

For the comparison of 2017 to 2016, shopping center properties owned as of January 1, 2016, and for the comparison of 2016 to 2015, shopping center properties owned as of January 1, 2015, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under development or redevelopment and those sold by the Company.

Revenues from Operations (in thousands)

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Base and percentage rental revenues(A)	$640,011	$708,818	$726,004	$(68,807)	$(17,186)
Recoveries from tenants(B)	211,942	238,419	246,719	(26,477)	(8,300)
Fee and other income(C)	61,135	58,568	55,348	2,567	3,220
Business interruption income(D)	8,500	—	—	8,500	—
Total revenues(E)	$921,588	$1,005,805	$1,028,071	$(84,217)	$(22,266)

(A)	The changes were due to the following (in millions):

	2017 vs. 2016	2016 vs. 2015
	Increase (Decrease)	Increase (Decrease)
Comparable Portfolio Properties(1)	$(1.1)	$14.6
Acquisition of shopping centers	9.2	14.7
Development or redevelopment properties	0.6	3.4
Disposition of shopping centers in 2017 and 2016	(72.4)	(49.2)
Straight-line rents	(5.1)	(0.7)
Total	$(68.8)	$(17.2)
(1)	Includes a reduction associated with both Hurricanes Irma and Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio December 31,
	2017	2016	2015
Centers owned	273	319	367
Aggregate occupancy rate	91.1%	93.3%	93.3%
Average annualized base rent per occupied square foot	$15.77	$15.00	$14.48

	Wholly-Owned Shopping Centers December 31,
	2017	2016	2015
Centers owned	136	167	198
Aggregate occupancy rate	90.8%	93.2%	93.3%
Average annualized base rent per occupied square foot	$16.62	$15.54	$14.80

	Joint Venture Shopping Centers December 31,
	2017	2016	2015
Centers owned	137	152	169
Aggregate occupancy rate	91.6%	93.4%	93.1%
Average annualized base rent per occupied square foot	$14.50	$14.17	$13.95

The Comparable Portfolio Properties’ aggregate occupancy rate was 91.2% at December 31, 2017, as compared to 93.7% and 94.3% at December 31, 2016 and 2015, respectively.  The Comparable Portfolio Properties’ average annualized base rent per occupied square foot was $16.51, $15.67 and $14.70, as of December 31, 2017, 2016 and 2015, respectively.

Comparison of 2017 to 2016

The decrease in occupancy rates primarily was due to a combination of anchor store tenant expirations and bankruptcies and, to a lesser extent, disposition activity that occurred during the year.  Also, the 2017 occupancy rates above reflect the impact of unabsorbed vacancies related to The Sports Authority and Golfsmith bankruptcies that occurred in 2016 and the hhgregg bankruptcy in 2017.

(B)

The decrease primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 92.5%, 96.2% and 95.7% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2017, 2016 and 2015, respectively.  The overall decreased percentage of recoveries from tenants in 2017 was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above and the disposition of assets with lower recovery rates. Also a reduction in recovery income associated with both Hurricanes Irma and Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

(C)	Composed of the following (in millions):

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Management, development and other fee income	$33.6	$36.3	$33.0	$(2.7)	$3.3
Ancillary and other property income	16.8	18.7	19.0	(1.9)	(0.3)
Lease termination fees	10.5	3.5	2.8	7.0	0.7
Other	0.2	0.1	0.5	0.1	(0.4)
	$61.1	$58.6	$55.3	$2.5	$3.3

Comparison of 2017 to 2016

The revenues classified as management, development and other fee income are generated from the Company’s unconsolidated joint ventures.  In 2017, a decrease in management and other fee income of $2.7 million resulted primarily from a reduction of asset management fees from one of the Company’s joint ventures largely on account of a decrease in the size of that joint venture as a result of asset sales. In addition, the Company recorded a lease termination fee of $8.2 million related to the receipt of a 132,700 square-foot building triggered by an anchor tenant not exercising its option under a ground lease at Riverdale Village shopping center in Coon Rapids, Minnesota.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain cancellation provisions and the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

Comparison of 2016 to 2015

The Company recorded additional asset management fee income of $3.1 million in the second quarter of 2016 related to an amendment of the provisions in the management agreement for one joint venture.

(D)	Represents payments received in the fourth quarter of 2017 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties.
(E)

The Company did not record $11.8 million of revenues in 2017 because of lost tenant revenue attributable to Hurricanes Irma and Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s financial statements included herein.

Expenses from Operations (in thousands)

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Operating and maintenance(A)	$122,315	$134,297	$147,418	$(11,982)	$(13,121)
Real estate taxes(A)	128,602	142,787	146,275	(14,185)	(3,488)
Impairment charges(B)	340,480	110,906	279,021	229,574	(168,115)
Hurricane casualty and impairment loss(C)	5,930	—	—	5,930	—
General and administrative(D)	89,854	76,101	73,382	13,753	2,719
Depreciation and amortization(A)	346,204	389,519	402,045	(43,315)	(12,526)
	$1,033,385	$853,610	$1,048,141	$179,775	$(194,531)
(A)	The changes were due to the following (in millions):

Comparison of 2017 to 2016

	2017 vs. 2016 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.7	$(2.0)	$(13.7)
Acquisition of shopping centers	1.6	2.3	6.6
Development or redevelopment properties	(0.4)	0.2	(0.6)
Disposition of shopping centers	(13.9)	(14.7)	(35.6)
	$(12.0)	$(14.2)	$(43.3)

Depreciation expense for Comparable Portfolio Properties was lower in 2017, primarily as a result of accelerated depreciation charges in 2016 related to changes in the useful lives of certain assets.

Comparison of 2016 to 2015

	2016 vs. 2015 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(4.4)	$4.1	$3.6
Acquisition of shopping centers	1.8	3.6	9.4
Development or redevelopment properties	0.9	0.4	(7.9)
Disposition of shopping centers	(11.4)	(11.6)	(17.6)
	$(13.1)	$(3.5)	$(12.5)

Depreciation expense for development or redevelopment properties was greater in 2015 primarily as of result of accelerated depreciation charges related to changes in the useful lives of certain assets.  This expense was offset by assets placed in service in 2016.

(B)

The Company recorded impairment charges during the years ended December 31, 2017, 2016 and 2015, primarily triggered by changes in its strategic plan that impacted its asset hold-period assumptions. During 2015, management accelerated the Company’s then in place portfolio quality initiative, which it intended to accomplish in part through the disposition of less strategic assets and undeveloped land.  The disposition initiative triggered the recording of impairment charges on 25 operating shopping centers and five parcels of land.  In 2016, the Company’s management and Board of Directors decided to increase the volume of asset sales beyond the level contemplated in 2015 primarily to accelerate progress on its deleveraging goal.  As a result, the decision to accelerate sales triggered the recording of impairment charges on 20 operating shopping centers that management identified as short-term disposition candidates.  During 2017, impairments were triggered related to changes in asset hold-period assumptions and/or expected future cash flows primarily in conjunction with the Company’s change in executive management and strategic direction.  This change triggered the recording of impairment charges on 27 operating shopping centers and four parcels of land in both the continental U.S. and Puerto Rico.

Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are more fully described in Note 12, “Impairment Charges, Impairment of Joint Venture Investments and Reserves,” of the Company’s consolidated financial statements included herein.

(C)

The Hurricane Casualty and Impairment Loss is more fully described in both “Contractual Obligations and Other Commitments” and later in this section and Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

(D)

General and administrative expenses for the years ended December 31, 2017, 2016 and 2015, were approximately 6.3%, 5.0% and 4.7% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties.  In 2017, the Company recorded separation charges aggregating $17.9 million, which are primarily composed of $9.4 million related to the March 2, 2017, management transition and $7.2 million related to other staffing reductions associated with the restructuring announced on April 3, 2017, which eliminated a total of 65 positions.  For the year ended December 31, 2017, general and administrative expenses of $90.0 million less the separation charges of $17.9 million were approximately 5.0% of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Interest income(A)	$28,364	$37,054	$29,213	$(8,690)	$7,841
Interest expense(B)	(188,647)	(217,589)	(241,727)	28,942	24,138
Other income (expense), net(C)	(68,003)	3,322	(1,739)	(71,325)	5,061
	$(228,286)	$(177,213)	$(214,253)	$(51,073)	$37,040

(A)

The change in the amount of interest income recognized in each of the three years primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).  At December 31, 2017, the Company had a gross preferred investment of $333.0 million plus $5.8 million of accrued interest, which excludes a $61.0 million valuation allowance, with an annual interest rate of 8.5% due from its two joint ventures with Blackstone.  Effective March 2017, as a result of the valuation allowances recorded, the Company no longer recognizes as interest income the 2.0% non-cash, or Paid In Kind (“PIK”) component of the 8.5% fixed distribution.  The Company’s recognition of the cash distributions from the securities remains unchanged and earns interest at 6.5%.  In 2017, the Company received $56.1 million in preferred equity repayments.  Blackstone may sell certain assets owned through the joint venture and use the proceeds to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods (see Sources and Uses of Capital).  The amount of interest income recorded in 2017 was further reduced due to the repayment of a $30.6 million note receivable in April 2017 that was scheduled to mature in 2017.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates and preferred equity interests, are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Weighted-average loan receivable outstanding (in millions)	$405.9	$439.8	$351.4
Weighted-average interest rate	7.1%	8.5%	8.5%
(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Weighted-average debt outstanding (in billions)	$4.3	$4.9	$5.2
Weighted-average interest rate	4.3%	4.5%	4.8%

The reduction is a result of the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding senior convertible debt accretion, fair market value of adjustments and debt issuance costs) was 4.1%, 4.5% and 4.6% at December 31, 2017, 2016 and 2015, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.9 million for the year ended December 31, 2017, compared to $3.1 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in the amount of interest costs capitalized is a result of a change in the mix of active development projects year over year and reduced development activity.

(C)	Other income (expense) was composed of the following (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Transaction and other (expense) income, net	$(1.6)	$3.8	$(0.7)
Debt extinguishment (costs) gain, net	(66.4)	(0.5)	(1.0)
	$(68.0)	$3.3	$(1.7)

In the fourth quarter of 2017, the Company recorded $2.8 million of costs related to the announced RVI spin-off transaction.  Debt extinguishment costs are primarily a result of make-whole amounts and other costs incurred from the redemption of senior unsecured notes in 2017.

In 2016 and 2015, the Company incurred $0.3 million and $1.0 million, respectively, in transaction costs related to the acquisition of shopping centers.  As a result of the 2017 adoption of the business combinations standard, the majority of the transaction costs incurred related to the acquisition of shopping centers are now capitalized to real estate assets.

Other Items (in thousands)

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Equity in net income (loss) of joint ventures(A)	$8,837	$15,699	$(3,135)	$(6,862)	$18,834
Reserve of preferred equity interests(B)	(61,000)	—	—	(61,000)	—
Impairment of joint venture investments(C)	—	—	(1,909)	—	1,909
Gain (loss) on sale and change in control of interests, net(D)	368	(1,087)	7,772	1,455	(8,859)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(E)	(12,418)	(1,781)	(6,286)	(10,637)	4,505
(A)	The changes in equity in net income (loss) of joint ventures were due to the following:

Comparison of 2017 to 2016

The decrease primarily was a result of impairment charges recorded aggregating $90.6 million on 10 assets, of which the Company’s share was $5.0 million, and the sale of 15 unconsolidated joint venture assets in 2017. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  Additionally, in 2017, the Company’s joint venture DDR Domestic Retail Fund I (now DDRM Properties) was recapitalized (See Sources and Uses of Capital).

Comparison of 2016 to 2015

The increase primarily was a result of the sale of 11 assets by one unconsolidated joint venture in 2016, of which the Company’s share of the gain was $13.5 million, as well as higher impairment charges in 2015.

(B)

In 2017, the Company recorded a valuation allowance on its preferred equity investments.  The valuation allowance is more fully described in Note 2, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.

(C)	Described in Note 12, “Impairment Charges, Impairment of Joint Venture Investments and Reserves,” of the Company’s consolidated financial statements included herein.
(D)

Primarily driven by the Company’s strategy to recycle assets, including those held through unconsolidated joint venture investments.  In 2017, the Company purchased the minority interest in one shopping center resulting in a gain.  In 2016, the Company divested its interest in an approximately 25%-owned joint venture.  In 2015, the Company acquired its partner’s interest in one shopping center.  In 2015, these gains were offset by a loss on sale of the disposition of a 50% investment in a property management company to the Company’s joint venture partner.  As these properties were previously unconsolidated, the Company accounted for the acquisition transactions as step acquisitions and recorded an aggregate net gain on change in control.

(E)

In 2015, the Company completed a tax restructuring related to the Company’s assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code.  This election permitted the Company to step up its tax basis in the then 14 Puerto Rican assets and reduce its effective tax rate from 39% to a 10% withholding tax related to those assets.  In 2017, the Company established a valuation allowance aggregating $10.8 million on the prepaid tax asset triggered by the change in asset-hold period assumptions related to its change in strategic direction for the Puerto Rico properties.

Disposition of Real Estate, Non-Controlling Interests and Net Income (Loss) (in thousands)

				2017	2016
				vs.	vs.
				2016	2015
	2017	2016	2015	$ Change	$ Change
Gain on disposition of real estate, net(A)	$161,164	$73,386	$167,571	$87,778	$(94,185)
Loss (income) attributable to non-controlling interests, net	1,447	(1,187)	(1,858)	2,634	671
Net (loss) income attributable to DDR(B)	(241,685)	60,012	(72,168)	(301,697)	132,180
(A)	The Company sold 32, 33 and 29 assets in 2017, 2016 and 2015, respectively.
(B)	The changes in net (loss) income attributable to DDR were due to the following:

Comparison of 2017 to 2016

The decrease primarily was due to the following items in 2017: (1) impairment charges of $340.5 million, (2) a $61.0 million valuation allowance recorded on the Company’s preferred investments in its two joint ventures with Blackstone, (3) a $66.4 million loss on debt extinguishment, (4) an aggregate separation charge of $17.9 million associated with executive management transition and staff restructuring, (5) a valuation allowance of $10.8 million of the Puerto Rico prepaid tax asset, partially offset by (6) an increase in gain on sale of real estate assets.

Comparison of 2016 to 2015

The increase primarily was due to lower impairment charges recorded in 2016, in addition to the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales in 2015.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	$ Change	$ Change
FFO attributable to common shareholders	$256,823	$466,160	$348,300	$(209,337)	$117,860
Operating FFO attributable to common shareholders	432,365	468,392	446,190	(36,027)	22,202

Comparison of 2017 to 2016

The decrease in FFO primarily was a result of a $61.0 million valuation allowance recorded on the Company’s preferred investment in two joint ventures, a $66.4 million loss on debt extinguishment, a $10.8 million valuation allowance of a Puerto Rico prepaid tax asset and an aggregate charge of $17.9 million associated with the executive management transition and staff restructuring.  The decrease in Operating FFO primarily was attributable to the dilutive impact of using proceeds from asset sales to repay debt.

Comparison of 2016 to 2015

The increase in FFO primarily was due to lower impairment charges of non-depreciable assets recorded in 2016 compared to the prior year, the transactional impact of the investment activity completed in 2015 and lower interest expense as a result of the repayment of higher interest rate debt through the use of proceeds from asset sales.  The increase in Operating FFO primarily was due to the same factors impacting FFO.

The Company’s reconciliation of net (loss) income attributable to common shareholders computed in accordance with GAAP to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to common shareholders	$(270,444)	$37,637	$(94,543)
Depreciation and amortization of real estate investments	336,346	381,170	393,847
Equity in net (income) loss of joint ventures	(8,837)	(15,699)	3,135
Impairment of depreciable joint venture investments	—	—	1,909
Joint ventures' FFO(A)	29,319	26,025	27,579
Non-controlling interests (OP Units)	303	303	635
Impairment of depreciable real estate assets	330,493	110,906	179,748
Gain on disposition of depreciable real estate	(160,357)	(74,182)	(164,010)
FFO attributable to common shareholders	256,823	466,160	348,300
Reserve of preferred equity interests	61,000	—	—
Hurricane casualty loss(B)	4,192	—	—
Impairment charges – non-depreciable assets	12,653	—	99,273
Separation charges	17,872	—	2,566
Other (income) expense, net(C)	69,480	651	2,342
Equity in net loss of joint ventures – debt extinguishment costs and transaction costs	726	24	250
Gain on sale and change in control of interests, net	(368)	—	(7,772)
Valuation allowance/tax expense	10,794	(326)	4,362
(Gain) loss on disposition of non-depreciable real estate	(807)	1,883	(3,131)
Non-operating items, net	175,542	2,232	97,890
Operating FFO attributable to common shareholders	$432,365	$468,392	$446,190

(A)

At December 31, 2017, 2016 and 2015, the Company had an economic investment in unconsolidated joint venture interests related to 136, 151 and 168 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands:

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to unconsolidated joint ventures	$21,956	$26,972	$(62,482)
Depreciation and amortization of real estate investments	180,337	195,198	207,816
Impairment of depreciable real estate assets	90,597	13,598	52,700
Gain on disposition of depreciable real estate, net	(101,806)	(56,943)	(17,188)
FFO	$191,084	$178,825	$180,846
FFO at DDR's ownership interests	$29,319	$26,025	$27,579
Operating FFO at DDR's ownership interests	$30,045	$26,049	$27,829

(B)	The hurricane casualty loss is summarized as follows (in thousands):

For the Year Ended December 31,
2017
Lost tenant revenue	$11,859
Business interruption income	(8,500)
Clean up costs and other expenses, net	833
$4,192

(C)	Amounts included in other income/expense as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Transaction and other (income) expense, net	$3,033	$142	$1,338
Debt extinguishment costs, net	66,447	509	1,004
	$69,480	$651	$2,342

Net Operating Income and Same Store Net Operating Income

Definition and Basis of Presentation

The Company uses Net Operating Income (“NOI”), which is a non-GAAP financial measure, as a supplemental performance measure.  NOI is calculated as property revenues less property-related expenses.  The Company believes NOI provides useful information to investors regarding the Company’s financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level and, when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis.

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and single tenant assets and includes assets owned in comparable periods (12 months for year end comparisons).  In addition, due to the impact of Hurricanes Irma and Maria on its properties in Puerto Rico in 2017, as discussed in “Contractual Obligations and Other Commitments,” the Company also excludes its Puerto Rico NOI from SSNOI.  SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

The Company believes that SSNOI is not, and is not intended to be, a presentation in accordance with GAAP.  SSNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets.  SSNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use SSNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  SSNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  SSNOI should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  A reconciliation of NOI and SSNOI to their most directly comparable GAAP measure of net income (loss) has been provided:

Reconciliation Presentation

The Company’s reconciliation of net (loss) income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Year Ended December 31,
	2017	2016	2017	2016
Net (loss) income attributable to DDR	$(241,685)	$60,012	$(241,685)	$60,012
Fee income	(33,641)	(36,298)	(33,641)	(36,298)
Interest income	(28,364)	(37,054)	(28,364)	(37,054)
Interest expense	188,647	217,589	188,647	217,589
Depreciation and amortization	346,204	389,519	346,204	389,519
General and administrative	89,854	76,101	89,854	76,101
Other expense, net	68,003	(3,322)	68,003	(3,322)
Impairment charges	340,480	110,906	340,480	110,906
Hurricane casualty and impairment loss	5,930	—	5,930	—
Equity in net income of joint ventures	(8,837)	(15,699)	(8,837)	(15,699)
Reserve of preferred equity interests	61,000	—	61,000	—
(Gain) loss on sale and change in control	(368)	1,087	(368)	1,087
Valuation allowance of prepaid tax asset	10,794	—	10,794	—
Tax expense	1,624	1,781	1,624	1,781
Gain on disposition of real estate	(161,164)	(73,386)	(161,164)	(73,386)
(Loss) income from non-controlling interests	(1,447)	1,187	(1,447)	1,187
Consolidated NOI	$637,030	$692,423	$637,030	$692,423
DDR's consolidated joint venture	—	—	(1,568)	(1,715)
Consolidated NOI, net of non-controlling interests	$637,030	$692,423	$635,462	$690,708

Net income from unconsolidated joint ventures	$21,956	$26,972	$3,374	$11,322
Interest expense	107,330	132,943	16,887	21,135
Depreciation and amortization	180,337	195,198	22,131	22,484
Impairment charges	90,597	13,598	8,481	2,720
Preferred share expense	32,251	33,418	1,613	1,671
Other expense, net	25,986	23,513	4,340	3,973
Gain on disposition of real estate, net	(101,806)	(57,261)	(5,178)	(10,913)
Unconsolidated NOI	$356,651	$368,381	$51,648	$52,392

Total Consolidated + Unconsolidated NOI	$993,681	$1,060,804	$687,110	$743,100
Less: Non-Same Store NOI adjustments and Puerto Rico NOI	(196,469)	(262,675)	(162,719)	(218,792)
Total SSNOI	$797,212	$798,129	$524,391	$524,308

SSNOI % Change	(0.1%)		0.0%

Comparison of 2017 to 2016

The decrease in SSNOI in 2017 as compared to 2016 primarily is due to the decrease in occupancy related to anchor store closures and tenant bankruptcies as previously discussed herein.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company remains committed to strengthening its balance sheet, improving liquidity and lowering leverage, as well as lowering its overall risk profile.  As a result, the Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders, or repurchase or refinance long-term debt as part of this overall strategy to further strengthen its financial position.  In 2017, the Company completed two public debt offerings and an issuance of preferred shares in order to refinance maturing debt and also extended the maturity and capacity of its revolving credit facilities to improve liquidity and debt duration.  As a result, through the completion of these financing activities, the Company increased its weighted-average debt maturity from 3.9 years at December 31, 2016 to 5.3 years at December 31, 2017.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $3.9 billion at December 31, 2017, compared to $4.5 billion and $5.1 billion at December 31, 2016 and 2015, respectively.

2018 Financing Activities

In February 2018, RVI, a wholly-owned subsidiary of the Company, entered into a $1.35 billion mortgage loan in connection with the Company’s previously announced plan to spin off 50 properties in mid-year 2018 into a separate publicly-traded REIT. The mortgage loan matures in February 2021 and is subject to two one-year extension options, at the Company’s option, provided certain conditions are met.  The mortgage loan is secured by 38 properties owned by RVI in the continental U.S. and by a pledge of the equity of RVI’s subsidiaries that own 12 properties in Puerto Rico.  The mortgage loan bears interest at an initial annual rate of one-month LIBOR plus 330 basis points, provided that such spread is subject to amendment upon the occurrence of certain events as well as defined increases during each extension period. In connection with this financing, the Company entered into an interest rate cap agreement for a notional amount of $1.35 billion having a LIBOR strike rate of 3.0%.  The loan is structured as an interest only loan subject to certain amortization requirements in the event RVI’s continental U.S. properties fail to meet certain debt yield thresholds on or after the first anniversary of the closing.

Proceeds from the mortgage loan were used to repay $452.5 million of outstanding mortgage debt and $856.5 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025, which were accepted for payment on February 16, 2018.

Revolving Credit Facilities

In 2017, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also amended its unsecured revolving credit facility with PNC Bank, National Association, which provides for maximum borrowing availability of $50 million (together with the Unsecured Credit Facility and the “Revolving Credit Facilities”) to reflect substantially the same terms as in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at December 31, 2017), or the Alternate Base Rate, as defined in the respective facility plus a specified spread (0.20% at December 31, 2017).  The Company also pays an annual facility fee (0.25% at December 31, 2017) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings and their successors (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2017, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

Senior Notes

In 2017, the Company issued $350.0 million aggregate principal amount of 3.900% senior unsecured notes due August 2024. Net proceeds from the issuances were used to repay all of the Company’s $300.0 million aggregate principal amount of 7.875% senior unsecured notes due September 2020.  In connection with this repayment, the Company paid $51.2 million in make-whole premiums.

Also in 2017, the Company issued $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  Net proceeds from the issuance were used to repay amounts outstanding under the Revolving Credit Facilities and for general corporate purposes.  In July 2017, the Company repaid all of its $300.0 million aggregate principal amount of 4.75% senior unsecured notes due April 2018 in part with a portion of the net proceeds of the 4.700% senior unsecured notes due June 2027 and the net proceeds from its $175.0 million aggregate liquidation preference of 6.375% Class A cumulative redeemable preferred shares as described below.  In connection with this repayment, the Company paid $7.3 million in make-whole premiums.

Equity

Preferred Shares

In 2017, the Company issued $175.0 million aggregate liquidation preference, of its newly designated 6.375% Class A cumulative redeemable preferred shares at a liquidation preference of $500.00 per share (or $25.00 per depositary share).

Common Shares

The Company has a $250 million continuous equity program.  At February 15, 2018, the Company had all $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of December 31, 2017

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes refinancing short-term debt maturities in order to increase the weighted-average duration of its indebtedness and scheduling future debt maturities in a balanced manner over the long term. The following depicts the Company’s consolidated debt maturities at December 31, 2017, and forecasted 14 months (February 2019), after deducting debt that was repaid or has refinancing options, and compares that amount to the cash and restricted cash available to fund debt repayments and availability of the Revolving Credit Facilities (in millions):

July 2018 Senior Note maturity	$82.2
April 2018 Unsecured Term Loan maturity	200.0
Mortgage debt maturities through February 2019	98.6
380.8
Less: Mortgage debt repaid through February 16, 2018	(1.5)
Less: Senior notes repaid through February 16, 2018(A)	(60.0)
Less: Unsecured Term Loan extension option(B)	(200.0)
Pro forma debt maturities at December 31, 2017	119.3

Cash and cash equivalents at December 31, 2017	$92.6
Borrowing capacity available on Revolving Credit Facilities at December 31, 2017	1,000.0
Pro forma cash and Revolving Credit Facilities available at December 31, 2017	$1,092.6

(A)	In addition to the amount reflected above, the Company repaid an additional $796.5 million aggregate principal amount of senior unsecured notes, which were accepted for payment on February 16, 2018.

(B)	Debt maturity is expected to be extended at the Company’s option in accordance with the loan agreement.

At December 31, 2017, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand was sufficient to repay debt maturities through February 2019.  The debt maturity of the Company was extended from the transactions listed above and should be read in connection with the “Contractual Obligations and Other Commitments” section included later in this section.

As discussed above, the Company is looking to strengthen its balance sheet and reduce leverage, and as a result, the Company may utilize net asset sale proceeds to repay debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors).

The Company’s 2018 maturities include a $200 million unsecured term loan, which has extension options to January 2020.  After giving effect to the financing transactions completed in early 2018 as discussed above, management believes the scheduled debt maturities in 2018 and future years are manageable (see Contractual Obligations and Other Commitments).  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of December 31, 2017

The debt maturities of the Company’s unconsolidated joint ventures at December 31, 2017, and forecasted 14 months (February 2019), are as follows (in millions):

	Outstanding at December 31, 2017	At DDR Share
DDR – SAU Retail Fund, LLC(A)	$59.2	$11.8
BRE DDR Retail Holdings IV(B)	120.3	6.0
DDRTC Core Retail Fund, LLC(B)	185.6	27.8
BRE DDR Retail Holdings III(C)	514.4	25.7
Total debt maturities through February 2019	$879.5	$71.3
(A)	Expected to be refinanced.
(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(C)	Expect to extend $472.4 million at the joint venture’s option in accordance with the loan agreement.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash flow provided by operating activities	$410,407	$460,663	$433,476
Cash flow provided by (used for) investing activities	478,608	473,033	(54,648)
Cash flow used for financing activities	(833,516)	(926,992)	(378,772)

Changes in cash flow for the year ended December 31, 2017, compared to the prior year are described as follows:

Operating Activities:  Cash provided by operating activities decreased $50.3 million primarily due to the following:

•	Impact of asset sales, partially offset by a decrease in interest expense.

Investing Activities:  Cash provided by investing activities increased $5.6 million primarily due to the following:

•	Increase in repayments from notes receivable and joint venture advances, net of $83.2 million;
•	Reduction in real estate assets acquired and developed of $107.5 million;
•	Lower proceeds of $133.8 million from disposition of real estate in 2017 and
•	Additional equity contributions to joint ventures of $61.3 million, net of distributions.

Financing Activities:  Cash used for financing activities decreased $93.5 million primarily due to the following:

•	Issuance of unsecured senior notes and preferred shares in 2017, aggregating $960.1 million and
•	Increase of $862.9 million in debt repayments.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $309.1 million in 2017, as compared to $300.5 million of cash dividends paid in 2016 and $272.4 million of cash dividends paid in 2015.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2017.

The Company declared cash dividends of $0.76 per common share in 2017.  In February 2018, the Company declared its first quarter 2018 dividend of $0.19 per common share payable on April 3, 2018, to shareholders of record at the close of business on March 16, 2018.  The Board of Directors of the Company expects to continue to monitor the 2018 dividend policy and provide for adjustments (including with any consummation of the previously announced spin-off of RVI) as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2018 and 2017 Strategic Transaction Activity

On December 14, 2017, DDR announced its intention to spin off 50 assets that includes 38 continental U.S. assets and the entirety of its Puerto Rico portfolio into a separate, publicly-traded REIT, RVI, in the summer of 2018. These properties comprise 16 million square feet of Company-owned GLA and are located in 17 states and Puerto Rico.  It is expected that the assets placed into RVI, which have a combined gross book value of $2.9 billion as of December 31, 2017, will realize value for its shareholders through operations and asset sales.  It is expected that RVI will be managed by DDR.

The Company remains committed to strengthening the balance sheet, improving liquidity and lowering leverage, as well as lowering its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Dispositions

The current management team joined the Company in March 2017 and evaluated the portfolio on an asset-by-asset basis to determine its investment strategy.  In 2017, the Company sold 32 shopping center properties, aggregating 5.9 million square feet, which, together with land sales and loan repayments, generated proceeds totaling $677.8 million.  The shopping center sales include two assets in Puerto Rico, aggregating 0.4 million square feet, for an aggregate sales price of $57.3 million.  The Company recorded a net gain of $161.2 million.  In addition, two of the Company’s unconsolidated joint ventures sold 15 shopping center assets, aggregating 3.0 million square feet, for a gross sales price of $545.6 million, of which the Company’s proportionate share of the gain was $5.7 million.  In addition, from January 1, 2018 through February 15, 2018, the Company sold three operating assets, including one asset owned by a joint venture, for an aggregate sales price of $99.7 million at the Company’s share.  The asset sales from the joint ventures with Blackstone triggered additional proceeds received by the Company of $90.6 million in preferred equity repayments from January 1, 2017 through February 15, 2018.

Changes in investment strategies for assets may impact the Company’s hold-period assumptions for those properties.  The disposition of certain assets, including those assets to be placed into RVI, could result in a loss or impairment recorded in future periods.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of the assets, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

Acquisition

In 2017, the Company acquired 3030 North Broadway in Chicago, Illinois, a 131,748 square foot Company-owned GLA grocery-anchored shopping center, for $81.0 million.  The contract for this acquisition was initially executed in mid-2016, but closing was delayed until the completion of construction.

DDRM Properties (Recapitalization of DDR Domestic Retail Fund I)

In 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I (“DRF I”), totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity in the joint venture, renamed DDRM Properties, and an affiliate of the Company retained its 20% interest.  The ownership structure of DDRM Properties is consistent with the structure of the joint venture prior to the recapitalization.  Three properties previously held by DRF I have been excluded from the recapitalization and are being held in a separate joint venture with the previous partners of DRF I, including the Company.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing collateralized by the 52 assets, aggregating $706.7 million (of which the Company’s pro rata share was $141.3 million), that $488.0 million matures in July

2019 with extension options in the agreement to extend the maturity date to July 2022, subject to certain conditions and $218.7 million matures in July 2022.  DDR contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

Development and Redevelopment Opportunities

One of the important benefits of the Company’s asset class is the ability to phase development and redevelopment projects over time until appropriate leasing levels can be achieved.  To maximize the return on capital spending, the Company generally adheres to strict investment criteria thresholds.  A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate and the Company’s ratio of big box tenants versus small shop space.

The Company will generally commence construction on various developments and redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2018 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2018.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2017, the $1.7 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 115 acres of this land, which has a recorded cost basis of approximately $12 million, is available for future development.

Included in Construction in Progress and Land at December 31, 2017, was $22 million of recorded costs related to undeveloped land for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Development and Redevelopment Projects

As part of its strategy to develop, expand, improve and re-tenant various properties, at December 31, 2017, the Company has invested approximately $134 million in various consolidated active redevelopment projects.  At December 31, 2017, the Company had no significant consolidated development projects.

The Company’s major redevelopment projects are typically substantially complete within a year of the construction commencement date.  At December 31, 2017, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2017
Kenwood Square (Cincinnati, Ohio)	2Q18	$31,171	$24,481
Plaza del Sol (expansion) (San Juan, Puerto Rico)	1Q18	11,818	9,197
Lee Vista Promenade (Orlando, Florida)	1Q19	39,342	30,396
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	5,099
Total		$110,123	$69,173

For redevelopment assets completed in 2017, the assets placed in service were completed at a cost of approximately $123 per square foot.

Transactions with Blackstone

The Company has invested in several joint venture arrangements with Blackstone.  Each of the joint ventures is structured with Blackstone-affiliated entities owning 95% of the common equity and a consolidated affiliate of DDR owning the remaining 5%.  DDR also invested preferred equity in each joint venture.  For both joint ventures, the preferred equity has a fixed preferred dividend rate of 8.5% per annum that is comprised of two components, a cash dividend rate of 6.5% and an accrued PIK of 2.0%.  The Company no longer recognizes the accrued PIK as income due to the valuation allowance.  The investments are as follows:

•

BRE DDR Retail Holdings III– At December 31, 2017, there were 37 assets in this joint venture, aggregating 7.2 million square feet of owned-GLA.  In addition, DDR had $220.7 million in preferred equity in the joint venture, net of a $50.0 million valuation allowance.  Repayments from net asset sale proceeds are allocated 52.0% to the preferred member unless certain financial covenants have been triggered, in which event 100% to the preferred member.  In 2017, 2016 and 2015, the joint venture sold 13 assets, six assets and 14 assets, respectively, at an aggregate sales price of $514.4 million, $44.1 million and $213.0 million, respectively.
•

BRE DDR Retail Holdings IV – At December 31, 2017, there were six assets in this joint venture, aggregating 1.3 million square feet of owned-GLA.  In addition, DDR had $57.1 million in preferred equity in the joint venture, net of an $11.0 million valuation allowance.  Repayments from net asset sale proceeds are first subject to a minimum sales threshold of $4.9 million, of which $1.1 million is allocated to the preferred member; subsequent net asset sale proceeds are expected to be available to repay the preferred member.  Included in the collateral for the preferred equity interest is 95% of the value of the six joint venture properties and 100% of the value of three properties in which the Company does not have a material interest, but to which DDR provides property asset management services.

Blackstone continues to evaluate its strategy with respect to the assets held in this joint venture, which could result in the sale of additional assets in 2018.  Any resulting proceeds of any such sales would first be used to repay the related first mortgage debt, and then a portion of the remaining funds would be used to repay DDR’s preferred equity pursuant to the joint venture agreement terms.  Any repayment of the preferred equity would reduce the amount of interest income recorded by the Company.

2016 and 2015 Strategic Transaction Activity

Acquisitions and Investments

In 2016, the Company acquired two shopping centers (Phoenix, Arizona, and Portland, Oregon).  These assets aggregated 0.6 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $146.8 million.

In 2015, the Company acquired four shopping centers (Orange County, California; Orlando, Florida (two assets), and Houston, Texas).  These assets aggregated 1.2 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $219.1 million.  The Company assumed $33.0 million of mortgage debt at a fair value of $33.7 million at closing with these acquisitions.  The Company acquired its partner’s 80% interest in the asset in Orange County, California, included above, valued at $49.2 million in connection with the final dissolution of the Company’s joint venture with the Coventry II Fund in exchange for the Company’s transfer of its interest in the remaining 21 joint venture assets.  The Company recorded a Gain on Change in Control of Interests of $14.3 million related to the acquisition of the interest in this asset from the joint venture.  Additionally, in 2015, the Company converted 1.0 million Operating Partnership Units into an equivalent number of DDR common shares in connection with the 2014 acquisition of an asset in Chicago, Illinois.

Dispositions

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

Development and Redevelopments

The Company invested an aggregate of $107.2 million and $247.3 million in various development and redevelopment projects on a net basis, after deducting sales proceeds from outlot sales, during 2016 and 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.5 billion and $3.0 billion at December 31, 2017 and 2016, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At December 31, 2017, the Company’s capitalization consisted of $3.9 billion of debt, $525.0 million of preferred shares and $3.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $8.96, the closing price of the Company’s common shares on the New York Stock Exchange at December 29, 2017, the last trading day of 2017), resulting in a debt to total market capitalization ratio of 0.50 to 1.0, as compared to the ratios of 0.43 to 1.0 and 0.44 to 1.0 at December 31, 2016 and 2015, respectively.  The closing prices of the common shares on the New York Stock Exchange were $15.27 and $16.84 at December 31, 2016 and 2015, respectively.  At December 31, 2017 and 2016, the Company’s total debt consisted of $3.5 billion and $3.9 billion of fixed-rate debt, respectively, and $0.4 billion and $0.6 billion of variable-rate debt, respectively.  At December 31, 2016, variable-rate debt of $76.9 million was effectively swapped to a fixed rate through the use of interest rate derivatives.

It is management’s strategy to have access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities.  Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch Ratings, Inc.  A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization.  Each rating should be evaluated independently of any other rating.  The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in mergers and certain acquisitions and make distribution to its shareholders.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  In addition, certain of the Company’s credit facilities and indentures permit the acceleration of maturity in the event certain other debt of the Company has been accelerated.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its Revolving Credit Facilities, term loan, fixed-rate senior notes and mortgages payable with maturities up to 10 years.  In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$3,867.6	$298.9	$530.0	$846.9	$2,191.8
Interest payments(A)	834.3	151.9	264.1	208.2	210.1
Operating leases	134.3	3.9	6.6	6.1	117.7
Total	$4,836.2	$454.7	$800.7	$1,061.2	$2,519.6

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2017, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2017, is assumed to remain in effect until the respective initial maturity date of each instrument.

As a result of the refinancings and repayments through February 16, 2018, as discussed in the Liquidity Section included earlier in this section, the scheduled principal payments of the Revolving Credit Facilities and unsecured and secured indebtedness, excluding options, are as follows (in thousands):

Year	Amount
2018	$226,036
2019	97,241
2020	41,684
2021(A)	1,436,812
2022	453,942
Thereafter	1,653,466
Total indebtedness outstanding at face value	$3,909,181

(A)	Includes $1.35 billion mortgage loan entered into in February 2018. (see Liquidity, Capital Resources and Financing Activities).

In conjunction with the development and redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.3 million for its consolidated properties at December 31, 2017.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or borrowings under the Revolving Credit Facilities.

At December 31, 2017, the Company had letters of credit outstanding of $17.3 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2017, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.0 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with its four executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., disability insurance coverage, car service, reimbursement of life insurance premiums, etc.) and severance payments and benefits for various departure scenarios.  The employment agreements for the Company’s President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer extend through March 1, 2021.  The agreement for another senior executive officer extends through December 2018.  All of the agreements are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

Hurricane Casualty Loss

In September 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico.  The Company’s Florida assets were minimally impacted by Hurricane Irma, with the majority of repair costs related to debris removal.  However, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for a few tenants representing a minimal amount of Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system and water intrusion.  Although some tenant spaces are currently untenantable, as of February 15, 2018, 85% of leased GLA was open for business, excluding Plaza Palma Real (76% including Plaza Palma Real).

Following the storm, the properties operated primarily on generator power.  Grid power was restored to the Company’s properties throughout the fourth quarter.  By the end of January 2018, all 12 of the assets had full utility power.  The Company has engaged various consultants to assist with the damage scoping assessment.  The Company is working with its consultants to finalize the scope and schedule of work to be performed.  Restoration work has started at certain other shopping centers, including Plaza Palma Real. The Company has completed debris removal and temporary repairs to mechanical systems and building interiors, as well as roof and exterior building repairs to prevent further water intrusion and related damages.  The Company anticipates that the repairs will be substantially complete at eight of the 12 properties by the end of 2018.  For the three largest properties, as well as Plaza Palma Real, the Company anticipates that repair work will be substantially complete by the end of the third quarter of 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate casualty insurance claim will be in the range of $150 million to $175 million, which includes the costs to clean up, repair and rebuild, as well as lost revenue estimated through March 31, 2018.  This estimate is subject to change as the Company continues to assess the costs to repair damage. This amount excludes casualty insurance proceeds due from certain continental-U.S.-based anchor tenants who maintain property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials and changes in the scope of work to be performed.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies.  However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.  The Company received $10.0 million toward the casualty insurance claim in December 2017.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For 2017, rental revenues of $11.8 million were not recorded because of lost tenant revenue attributable to Hurricanes Irma and Maria that has been partially defrayed by insurance proceeds.  The Company estimates the waiting period deductible for the business interruption claim to be $0.9 million for the period ended December 31, 2017, which is included in the above $11.8 million.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  In the fourth quarter of 2017, the Company received insurance proceeds of $8.5 million related to business interruption insurance claims, which is recorded on the Company’s consolidated statement of operations as Business Interruption Income.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

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

ECONOMIC CONDITIONS

Despite the recent tenant bankruptcies and increase in e-commerce, the Company continues to believe there is a retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2018 and 2019.  This is evidenced by the continued stable volume of leasing activity, which was approximately 7 million and 9 million square feet of space for new leases and renewals for the years ended December 31, 2017 and 2016, respectively.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 4.3% and Bed Bath & Beyond at 3.5%).  Other significant tenants include Walmart, Target, Five Below, Dick’s Sporting Goods, Ross Stores, Lowe’s, Ulta and Publix, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Walmart, Dick’s Sporting Goods, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the last few years.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced, discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business, including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.  There can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 92% to 96% since the Company’s initial public offering in 1993.  The shopping center portfolio occupancy was 91.1% and 93.3% at December 31, 2017 and 2016, respectively.  The net decrease in occupancy in 2017 primarily was attributed to expiring anchor leases that were not renewed and tenant bankruptcies, as well as the impact of asset sales with rates that were slightly above the portfolio average occupancy.  The total portfolio average annualized base rent per occupied square foot was $15.77 at December 31, 2017, as compared to $15.00 and $14.48 at December 31, 2016 and December 31, 2015, respectively.  The increase primarily was due to the sale of lower quality assets as well as continued lease up and renewal of the existing portfolio at positive rental spreads.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units, however, the per square foot cost to do so has been consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2017 was $4.76 per rentable square foot in 2017 as compared to $4.77 per rentable square foot in 2016.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

At December 31, 2017, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA.  The Company sold two assets in Puerto Rico in 2017 for a gross sales price aggregating $57.3 million.  The remaining 12 owned assets represent 11.5% of the Company’s total consolidated revenue and 11.5% of the Company’s consolidated revenue less operating expenses (i.e., net operating income) for the year ended December 31, 2017.  These assets account for 6.6% of Company-owned GLA, including the unconsolidated joint ventures at December 31, 2017.  There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  As discussed above in “Contractual Obligations and Commitments,” the impact of Hurricanes Irma and Maria has further exacerbated these concerns. The Company’s assets experienced varying degrees of damage due to Hurricane Maria. The Company has been actively working with its insurer relating to both its property damage and business interruption claims. The Company believes that the tenants in these assets (many of which are U.S. retailers such as Walmart and TJX Companies) typically cater to the local consumer’s desire for value and convenience and often provide consumers with day-to-day necessities and should withstand redevelopment pressures and reopen their locations in Puerto Rico. With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 26 or 79% of such tenants, were open as of December 31, 2017, including six of seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).  In addition, as of February 15, 2018, the percentage of leased GLA in Puerto Rico that has reopened since the hurricane is 85%, excluding Plaza Palma Real.  The Company further believes that these tenants represent a source of stable, high-quality cash flow for the Company’s assets.

There can be no assurance that the hurricane relief efforts will be completed in a timely manner, or at all, or that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors). In December 2017, the Company announced its intention to spin off 50 assets into a separate, publicly-traded REIT that would include all 12 assets in Puerto Rico.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

This Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors).

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

•

The Company may fail to complete its previously announced spin-off of 50 properties in which case the retention of those assets could adversely affect the Company's performance and the market price of the Company's common shares;

•

The Company may abandon a development or redevelopment opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

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

•	Sufficiency and timing of any insurance recovery payments related to damages and lost revenues from extreme weather conditions;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•

The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, adjusted to reflect the $76.9 million of variable-rate debt that LIBOR was swapped to at a fixed rate of 2.8% at December 31, 2016, is summarized as follows:

	December 31, 2017				December 31, 2016
	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Carrying Value (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$3,451.2	5.6	4.2%	89.7%	$3,869.5	4.5	4.9%	86.1%
Variable-Rate Debt	$398.1	2.7	2.9%	10.3%	$624.5	0.3	1.9%	13.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2017 and 2016, is summarized as follows:

	December 31, 2017				December 31, 2016
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$953.6	$154.6	5.3	4.2%	$1,808.1	$298.3	1.6	5.4%
Variable-Rate Debt	$1,547.6	$200.2	1.3	3.3%	$1,226.3	$114.6	1.9	2.6%

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

The carrying value and the fair value of the Company’s fixed-rate debt is adjusted to (i) include the Swaps reflected in the carrying value and (ii) include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2017 and 2016, is summarized as follows (in millions):

	December 31, 2017			December 31, 2016
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$3,451.2	$3,537.5	$3,372.7	$3,869.5	$3,993.7	$3,844.6
Company's proportionate share of joint venture fixed-rate debt	$154.6	$150.3	$144.1	$298.3	$303.9	$299.6

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2017, would result in an increase in interest expense of approximately $4.0 million for the Company and $2.0 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2017.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2017, the Company had no other material exposure to market risk.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (“2018 Proxy Statement”), and the information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Five: Shareholder Advisory Vote to Approve the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the Company’s 2018 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the Company’s 2018 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2017, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,176,807	(2)	$17.11	—
Equity compensation plans not approved by security holders	—		—	N/A
Total	1,176,807		$17.11	—

(1)	Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity-Based Award Plan.

(2)	Does not include 56,090 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding, or 587,106 restricted stock units that will be issued upon vesting.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” and “Proposal One: Election of Directors—Transactions with the Otto Family” sections of the Company’s 2018 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2018 Proxy Statement.

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

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR – SAU Retail Fund LLC, have been omitted because they do not meet the significant subsidiary definition of Rule 1-02(w) of Regulation S-X.

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
3	3.1	Third Amended and Restated Articles of Incorporation of the Company, as amended effective June 1, 2017	Submitted electronically herewith
3	3.2	Amended and Restated Code of Regulations of the Company	Current Report on Form 8-K (Filed with the SEC on September 13, 2013; File No. 001-11690)
4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
4	4.2	Specimen Certificate for 6.375% Class A Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC on June 2, 2017; File No. 001-11690)
4	4.3

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

			Current Report on Form 8-K (Filed with the SEC on October 21, 2015; File No. 001-11690)
4	4.29

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on May 26, 2017; File No. 001-11690)
4	4.30

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Current Report on Form 8-K (Filed with the SEC on August 16, 2017; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.31	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.32	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.33	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.34

Second Amended and Restated Credit Agreement, dated as of September 13, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

			Current Report on 8-K (Filed with the SEC on September 14, 2017; File No. 001-11690)
4	4.35

Second Amended and Restated Secured Term Loan Agreement, dated June 28, 2011, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement

			Current Report on 8-K (Filed with the SEC on July 1, 2011; File No. 001-11690)
4	4.36

First Amendment to the Second Amended and Restated Secured Term Loan Agreement, dated January 17, 2013, by and among the Company, DDR PR Ventures LLC, S.E., KeyBank National Association, as Administrative Agent, and the other several banks, financial institutions and other entities from time to time parties to such loan agreement

			Current Report on Form 8-K (Filed with the SEC on January 18, 2013; File No. 001-11690)
4	4.37	Second Amendment to Second Amended and Restated Secured Term Loan Agreement, dated April 23, 2015, among DDR Corp., the lenders party thereto and KeyBank National Association, as Administrative Agent	Current Report on Form 8-K (Filed with the SEC on April 28, 2015; File No. 001-11690)
4	4.38	Third Amendment to Second Amended and Restated Secured Term Loan Agreement, dated March 30, 2017, among DDR Corp., the lenders party thereto and KeyBank National Association, as Administrative Agent	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.6	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.8	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10	10.9	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.10	Form of Restricted Share Units Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.11	Restricted Share Units Award Memorandum to Thomas F. August*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.12	Form of Restricted Share Units Award Memorandum*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.13	Form of Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.14	Form of Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.15	Form of Performance-Based Restricted Share Units/Performance Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC August 2, 2016; File No. 001-11690)
10	10.16	Performance-Based Restricted Share Units/Performance Shares Agreement to Thomas F. August*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.17	Form of Performance Shares Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.18	Form of Performance Shares Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.19	Form of Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.20	Form of Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.21	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.22	Form Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.23	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.24	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.25	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.26	2013 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.27	Form of 2013 Value Sharing Equity Program Award Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.28	2016 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on February 24, 2016; File No. 001-11690)
10	10.29	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Thomas F. August*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.30	Employment Agreement, dated as of May 20, 2016, by and between DDR Corp. and David J. Oakes*	Quarterly Report on Form 10-Q (Filed with the SEC on August 2, 2016; File No. 001-11690)
10	10.31	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10	10.32	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Michael A. Makinen*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10	10.33	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Matthew L. Ostrower*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10	10.34	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Christa A. Vesy*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.35	Employment Agreement, dated December 13, 2016, by and between DDR Corp. and William T. Ross*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.36	Employment Agreement, dated July 11, 2016, by and between DDR Corp. and Vincent A. Corno*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.37	Form of Special Bonus Award, dated December 1, 2016*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.38	Form of Change in Control Agreement, entered into with certain officers of the Company*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.39	Form of Director and Officer Indemnification Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2011; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.40	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10	10.41	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.42	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.43	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21	21.1	List of Subsidiaries	Submitted electronically herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
23	23.2	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
99	99.1	DDR – SAU Retail Fund, LLC Consolidated Financial Statements	Submitted electronically herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DDR Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DDR Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive (loss) income, of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 26, 2018

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2017	2016
Assets
Land	$1,738,792	$1,990,406
Buildings	5,733,451	6,412,532
Fixtures and tenant improvements	693,280	735,685
	8,165,523	9,138,623
Less: Accumulated depreciation	(1,953,479)	(1,996,176)
	6,212,044	7,142,447
Construction in progress and land	82,480	105,435
Total real estate assets, net	6,294,524	7,247,882
Investments in and advances to joint ventures, net	383,813	454,131
Cash and cash equivalents	92,611	30,430
Restricted cash	2,113	8,795
Accounts receivable, net	108,695	121,367
Casualty insurance receivable	58,583	—
Notes receivable, net	19,675	49,503
Other assets, net	210,059	285,410
	$7,170,073	$8,197,518
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$2,810,100	$2,913,217
Unsecured term loan	398,130	398,399
Revolving credit facilities	—	—
	3,208,230	3,311,616
Secured indebtedness:
Secured term loan	—	199,843
Mortgage indebtedness	641,082	982,509
	641,082	1,182,352
Total indebtedness	3,849,312	4,493,968
Accounts payable and other liabilities	344,774	382,293
Dividends payable	78,549	75,245
Total liabilities	4,272,635	4,951,506
Commitments and contingencies (Note 9)
DDR Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2017	175,000	—
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 368,512,410 and 366,298,335 shares issued at December 31, 2017 and December 31, 2016, respectively	36,851	36,630
Additional paid-in capital	5,513,197	5,487,212
Accumulated distributions in excess of net income	(3,183,134)	(2,632,327)
Deferred compensation obligation	8,777	15,149
Accumulated other comprehensive loss	(1,106)	(4,192)
Less: Common shares in treasury at cost: 612,629 and 947,893 shares at December 31, 2017 and December 31, 2016, respectively	(8,653)	(14,957)
Total DDR shareholders' equity	2,890,932	3,237,515
Non-controlling interests	6,506	8,497
Total equity	2,897,438	3,246,012
	$7,170,073	$8,197,518

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenues from operations:
Minimum rents	$632,917	$701,208	$719,737
Percentage and overage rents	7,094	7,610	6,267
Recoveries from tenants	211,942	238,419	246,719
Fee and other income	61,135	58,568	55,348
Business interruption income	8,500	—	—
	921,588	1,005,805	1,028,071
Rental operation expenses:
Operating and maintenance	122,315	134,297	147,418
Real estate taxes	128,602	142,787	146,275
Impairment charges	340,480	110,906	279,021
Hurricane casualty and impairment loss	5,930	—	—
General and administrative	89,854	76,101	73,382
Depreciation and amortization	346,204	389,519	402,045
	1,033,385	853,610	1,048,141
Other income (expense):
Interest income	28,364	37,054	29,213
Interest expense	(188,647)	(217,589)	(241,727)
Other income (expense), net	(68,003)	3,322	(1,739)
	(228,286)	(177,213)	(214,253)
Loss before earnings from equity method investments and other items	(340,083)	(25,018)	(234,323)
Equity in net income (loss) of joint ventures	8,837	15,699	(3,135)
Reserve of preferred equity interests	(61,000)	—	—
Impairment of joint venture investments	—	—	(1,909)
Gain (loss) on sale and change in control of interests, net	368	(1,087)	7,772
Loss before tax expense	(391,878)	(10,406)	(231,595)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(12,418)	(1,781)	(6,286)
Loss from continuing operations	(404,296)	(12,187)	(237,881)
Gain on disposition of real estate, net	161,164	73,386	167,571
Net (loss) income	$(243,132)	$61,199	$(70,310)
Loss (income) attributable to non-controlling interests, net	1,447	(1,187)	(1,858)
Net (loss) income attributable to DDR	$(241,685)	$60,012	$(72,168)
Preferred dividends	(28,759)	(22,375)	(22,375)
Net (loss) income attributable to common shareholders	$(270,444)	$37,637	$(94,543)

Per share data:
Basic	$(0.74)	$0.10	$(0.27)
Diluted	$(0.74)	$0.10	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(243,132)	$61,199	$(70,310)
Other comprehensive income:
Foreign currency translation, net	1,547	31	(2,088)
Change in fair value of interest-rate contracts	1,002	1,491	1,203
Change in cash flow hedges reclassed to earnings	828	688	1,173
Total other comprehensive income	3,377	2,210	288
Comprehensive (loss) income	$(239,755)	$63,409	$(70,022)
Comprehensive (loss) income attributable to non-controlling interests:
Allocation of net loss (income)	1,447	(1,187)	(1,858)
Foreign currency translation, net	(291)	(119)	781
Total comprehensive loss (income) attributable to non-controlling interests	1,156	(1,306)	(1,077)
Total comprehensive (loss) income attributable to DDR	$(238,599)	$62,103	$(71,099)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	DDR Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2014	$350,000	360,711	$36,071	$5,438,778	$(2,047,212)	$16,609	$(7,352)	$(16,646)	$27,280	$3,797,528
Issuance of common shares related to stock plans	—	435	44	7,214	—	—	—	130	—	7,388
Stock-based compensation, net	—	60	6	4,123	—	(1,072)	—	(78)	—	2,979
Issuance of common stock in settlement of conversion feature	—	3,043	304	(1,726)	—	—	—	1,278	—	(144)
Redemption of OP Units	—	1,043	104	18,122	—	—	—	—	(18,256)	(30)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,817)	(1,817)
Dividends declared- common shares	—	—	—	—	(250,038)	—	—	—	—	(250,038)
Dividends declared- preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive (loss) income	—	—	—	—	(72,168)	—	1,069	—	1,077	(70,022)
Balance, December 31, 2015	350,000	365,292	36,529	5,466,511	(2,391,793)	15,537	(6,283)	(15,316)	8,284	3,463,469
Issuance of common shares related to stock plans	—	1,006	101	14,747	—	—	—	1,592	—	16,440
Stock-based compensation, net	—	—	—	5,954	—	(388)	—	(1,233)	—	4,333
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Dividends declared- common shares	—	—	—	—	(278,171)	—	—	—	—	(278,171)
Dividends declared- preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive income	—	—	—	—	60,012	—	2,091	—	1,306	63,409
Balance, December 31, 2016	350,000	366,298	36,630	5,487,212	(2,632,327)	15,149	(4,192)	(14,957)	8,497	3,246,012
Issuance of common shares related to stock plans	—	2,214	221	23,620	—	—	—	6,304	—	30,145
Issuance of preferred shares	175,000	—	—	(6,130)	—	—	—	—	—	168,870
Stock-based compensation, net	—	—	—	8,495	—	(6,372)	—	—	—	2,123
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(835)	(835)
Dividends declared- common shares	—	—	—	—	(279,930)	—	—	—	—	(279,930)
Dividends declared- preferred shares	—	—	—	—	(29,192)	—	—	—	—	(29,192)
Comprehensive (loss) income	—	—	—	—	(241,685)	—	3,086	—	(1,156)	(239,755)
Balance, December 31, 2017	$525,000	368,512	$36,851	$5,513,197	$(3,183,134)	$8,777	$(1,106)	$(8,653)	$6,506	$2,897,438

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net (loss) income	$(243,132)	$61,199	$(70,310)
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	346,204	389,519	402,045
Stock-based compensation	11,493	7,765	7,895
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	7,472	2,147	(5,315)
Loss on extinguishments of debt	63,204	—	—
Accretion of convertible debt discount	—	—	9,953
Equity in net (income) loss of joint ventures	(8,837)	(15,699)	3,135
Reserve of preferred equity interests	61,000	—	—
Impairment of joint venture investments	—	—	1,909
Net (gain) loss on sale and change in control of interests	(368)	1,087	(7,772)
Operating cash distributions from joint ventures	7,413	8,210	8,382
Gain on disposition of real estate	(161,164)	(73,386)	(167,571)
Impairment charges	345,580	110,906	279,021
Valuation allowance of prepaid tax asset	10,794	—	—
Assumption of buildings due to lease terminations	(8,585)	—	—
Change in notes receivable accrued interest	(2,705)	(9,487)	(8,048)
Net change in accounts receivable	2,470	1,410	(3,107)
Net change in accounts payable and accrued expenses	(3,661)	(9,775)	174
Net change in other operating assets and liabilities	(16,771)	(13,233)	(16,915)
Total adjustments	653,539	399,464	503,786
Net cash flow provided by operating activities	410,407	460,663	433,476
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(86,079)	(145,975)	(176,020)
Real estate developed and improvements to operating real estate	(115,361)	(162,926)	(305,725)
Proceeds from disposition of real estate	624,250	758,064	488,229
Hurricane casualty insurance advance proceeds	10,000	—	—
Equity contributions to joint ventures	(69,240)	(6,849)	(6,142)
Repayment (issuance) of joint venture advances, net	56,085	10,000	(82,634)
Distributions from unconsolidated joint ventures	27,885	26,793	18,123
Issuance of notes receivable	—	(11,139)	—
Repayment of notes receivable	31,068	5,065	9,521
Net cash flow provided by (used for) investing activities	478,608	473,033	(54,648)
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	—	(210,000)	182,371
Proceeds from issuance of senior notes, net of offering expenses	791,113	—	884,786
Repayment of senior notes	(958,509)	(240,000)	(502,996)
Proceeds from other debt	—	—	400,000
Repayment of term loans and mortgage debt	(542,486)	(195,495)	(1,068,924)
Payment of debt issuance costs	(7,295)	(43)	(4,605)
Proceeds from issuance of preferred shares, net of offering expenses	168,870	—	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	21,677	13,536	2,325
Redemption of operating partnership units	(232)	—	—
Distributions to non-controlling interests and redeemable operating partnership units	(835)	(1,085)	(6,452)
Dividends paid	(305,819)	(293,905)	(265,277)
Net cash flow used for financing activities	(833,516)	(926,992)	(378,772)

Effect of foreign exchange rate changes on cash and cash equivalents	—	1	152
Net increase in cash, cash equivalents and restricted cash	55,499	6,704	56
Cash, cash equivalents and restricted cash, beginning of year	39,225	32,520	32,312
Cash, cash equivalents and restricted cash, end of year	$94,724	$39,225	$32,520

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

On December 14, 2017, the Company announced its intention to spin off 50 shopping centers in 2018, representing $2.9 billion of gross book asset value, composed of 38 continental U.S. assets and all 12 shopping centers in Puerto Rico, into a separate, publicly-traded Real Estate Investment Trust (“REIT”), Retail Value Inc.

Amounts relating to the number of properties, square footage, tenant and occupancy data, joint venture interests and estimated project costs are unaudited.

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

Reclassifications

Certain reclassifications have been made to the Company’s 2016 and 2015 financial statements to conform to the 2017 presentation.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $284.1 million and $405.4 million as of December 31, 2017 and 2016, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Accounts payable related to construction in progress	$13.4	$13.3	$31.6
Dividends declared	78.5	75.2	68.6
Assumption of buildings due to lease termination	8.6	—	—
Casualty insurance receivable and reduction of real estate assets, net related to hurricane casualty	65.9	—	—
Redemption of OP Units	—	—	18.3
Mortgages assumed from acquisitions	—	—	33.7
Elimination of a previously held equity interest	—	—	1.4

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

Construction in Progress and Land includes undeveloped land as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $7.4 million, $8.1 million and $9.1 million in 2017, 2016 and 2015, respectively.

Purchase Price Accounting

In January 2017, the Company adopted the amendment to the accounting guidance for business combinations to clarify the definition of a business. The objective of this guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  Pursuant to the new guidance, the Company’s acquisitions in 2017 were accounted for as asset acquisitions.

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.  Beginning in 2017, the Company began capitalizing the acquisition costs incurred with asset acquisitions.  In estimating the fair value of the tangible and intangibles acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term.  The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants.  Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset or undeveloped land, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $340.5 million, $110.9 million and $279.0 million, related to consolidated real estate investments during the years ended December 31, 2017, 2016 and 2015, respectively (Note 12).

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

A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results.  The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in Income from Continuing Operations, and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2017 and 2016.

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

Interest paid during the years ended December 31, 2017, 2016 and 2015, aggregated $194.7 million, $220.0 million and $234.6 million, respectively, of which $1.9 million, $3.1 million and $6.7 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures

To the extent that the Company’s cost basis in an unconsolidated joint venture is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture.  Periodically, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.  The Company recorded an impairment charge of $1.9 million (Note 12) related to its investment in an unconsolidated joint venture during the year ended December 31, 2015.  Investment impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture.  The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

Preferred Equity Interests

At December 31, 2017, the Company had net preferred equity interests of $277.8 million recorded in Investments in and Advances to Joint Ventures.  The Company evaluates the collectability of both the principal and interest on these investments based upon an assessment of the underlying collateral value to determine whether the investment is impaired.  As the underlying collateral for the investments is real estate investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes as disclosed above.  In addition, the Company performs an additional present value of cash flows for the underlying collateral value that is probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests are considered impaired if the Company’s estimate of the fair value of the underlying collateral is less than the carrying value of the preferred equity interests.  In 2017, based upon the results of the impairment assessment, the Company recorded an aggregate valuation allowance of $61.0 million related to both of its preferred equity investments to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022 (Note 12). Interest income on the impaired investments is recognized on a cash basis.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the respective loan agreement.  For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $13.6 million and $7.1 million at December 31, 2017 and 2016, respectively.  At December 31, 2017 and 2016, straight-line rents receivable, net of a provision for uncollectible amounts of $4.5 million and $4.1 million, respectively, aggregated $59.4 million and $65.1 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment plus accretable yield for loans purchased at a discount.  The related discounts on mortgages and other loans purchased are accreted over the life of the related loan receivable.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  Interest income on non-performing loans is recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Fee and Other Income was composed of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Management and other fee income	$33,641	$36,298	$32,971
Ancillary and other property income	16,819	18,678	19,038
Lease termination fees	10,505	3,512	2,774
Other	170	80	565
Total fee and other income	$61,135	$58,568	$55,348

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

Stock-based compensation cost recognized by the Company was $11.5 million for the year ended December 31, 2017, and $7.0 million for each of the years ended December 31, 2016 and 2015.  These amounts include $5.5 million, $0.9 million and $0.5 million expense related to the accelerated vesting of awards due to employee separations in 2017, 2016 and 2015, respectively.  This net cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.  The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015 and included numerous law changes applicable to REITs, which did not have a material impact on the Company’s operations.  The Tax Cuts and Jobs Act was enacted on December 22, 2017.  It included numerous law changes for tax years beginning after December 31, 2017, some of which are applicable to REITs.  The Company does not expect that changes will have a material impact on the Company’s financial statements.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2017, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2014 and forward.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded against the deferred tax assets when the Company determines that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and must be consistent with the plans and estimates that the Company is utilizing to manage its business.  As a result, to the extent facts and circumstances change, an assessment of the need for a valuation allowance should be made.

The Tax Cuts and Jobs Act changed the corporate federal income tax rate to a flat 21% for years beginning after December 31, 2017.  Accordingly, the Company reflected this rate decrease in its deferred tax assets and liabilities at December 31, 2017 (Note 15).

Segments

At December 31, 2017, 2016 and 2015, the Company had two reportable operating segments:  shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

Derivative and Hedging Activities

The Company recorded all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

New Accounting Standards to Be Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single, comprehensive, five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification (“ASC”).  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU No. 2014-09.  The Company will adopt the standard using the modified retrospective approach for financial statements issued after January 1, 2018; management does not believe the adoption will have a material impact on the Company’s financial statements.

Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance will not have a material impact on the method of revenue recognition.  Upon adoption of ASU No. 2014-09, the recognition of lease commission income earned pursuant to its management agreements with unconsolidated joint ventures will be accelerated into an earlier quarter than recognized in current GAAP.  Historically, the majority of the Company’s lease commission income has been recognized 50% upon lease execution and 50% upon tenant rent commencement.  Effective January 1, 2018, lease commission income will generally be recognized in its entirety upon lease execution.  This revenue is not considered material to the Company’s financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years), with early adoption permitted.  The Company will adopt the standard using the modified retrospective approach for financial statements issued after January 1, 2019.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard.  The Company may have a change in presentation on its consolidated statements of operations with regards to Recoveries from Tenants, which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance.  Tenant expense reimbursements with a service obligation are not covered within the scope of ASU No. 2016-02.  The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  As a result, the Company anticipates under the currently issued standard, it will be required to bifurcate the presentation of certain expense reimbursements as well as allocate the fair value of the embedded revenue associated with these reimbursements for Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations based upon materiality.  On January 5, 2018, the FASB issued a proposal for comment that would make targeted improvements to the Leases standard that provides lessors with a practical expedient by class of underlying assets to not separate non-lease components from the lease component.  Such practical expedient would be limited to circumstances in which (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component and (ii) the combined single lease component would be classified as an operating lease.  If the exposed practical expedient is issued final in its existing form, the Company expects to elect the practical expedient which would allow the Company the ability to combine the lease and non-lease components if the underlying asset meets the two criteria defined above.

In addition, the Company has ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at five shopping centers (Note 9).  Currently, the Company accounts for these arrangements as operating leases.  Under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability on its consolidated balance sheets.  The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease.  Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to the leasing of vacant space.  However, the Company does not believe this change regarding capitalization will have a material impact on its consolidated financial statements.

Real Estate Sales

In February 2017, the FASB issued ASU 2017-05.  The ASU eliminates guidance specific to real estate sales in ASC 360-20.  As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance.  The Company has determined that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

2.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2017, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
BRE DDR Retail Holdings III	Blackstone Real Estate Partners	5.0%	37
BRE DDR Retail Holdings IV	Blackstone Real Estate Partners	5.0	6
DDRTC Core Retail Fund, LLC	TIAA – CREF	15.0	23
DDRM Properties	Madison International Realty	20.0	52
DDR – SAU Retail Fund, LLC	State of Utah	20.0	12
Other Joint Venture Interests	Various	20.0–79.45	6

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2017	2016
Condensed Combined Balance Sheets
Land	$1,126,703	$1,287,675
Buildings	3,057,072	3,376,720
Fixtures and tenant improvements	213,989	203,824
	4,397,764	4,868,219
Less: Accumulated depreciation	(962,038)	(884,356)
	3,435,726	3,983,863
Construction in progress and land	53,928	56,983
Real estate, net	3,489,654	4,040,846
Cash and restricted cash	155,894	50,378
Receivables, net	51,396	50,685
Other assets, net	174,832	248,664
	$3,871,776	$4,390,573

Mortgage debt	$2,501,163	$3,034,399
Notes and accrued interest payable to the Company	1,365	1,584
Other liabilities	156,076	206,949
	2,658,604	3,242,932
Redeemable preferred equity – DDR	345,149	393,338
Accumulated equity	868,023	754,303
	$3,871,776	$4,390,573

Company's share of accumulated equity	$132,710	$97,977
Redeemable preferred equity, net	277,776	393,338
Basis differentials	(24,973)	(36,117)
Deferred development fees, net of portion related to the Company's interest	(3,065)	(2,651)
Amounts payable to the Company	1,365	1,584
Investments in and Advances to Joint Ventures, net	$383,813	$454,131

	For the Year Ended December 31
	2017	2016	2015
Condensed Combined Statements of Operations
Revenues from operations	$502,506	$513,365	$524,697
Expenses from operations:
Operating expenses	145,855	144,984	146,924
Impairment charges(A)	90,597	13,598	52,700
Depreciation and amortization	180,337	195,198	207,816
Interest expense	107,330	132,943	140,701
Preferred share expense	32,251	33,418	25,991
Other (income) expense, net	25,986	23,513	30,235
	582,356	543,654	604,367
Loss from continuing operations	(79,850)	(30,289)	(79,670)
Gain on disposition of real estate, net	101,806	57,261	17,188
Net income (loss) attributable to unconsolidated joint ventures	$21,956	$26,972	$(62,482)
Company's share of equity in net income (loss) of joint ventures(B)	$3,516	$11,650	$(5,289)
Basis differential adjustments(B)	5,321	4,049	2,154
Equity in net income (loss) of joint ventures(B)	$8,837	$15,699	$(3,135)
(A)

For the years ended December 31, 2017, 2016 and 2015, the Company’s proportionate share was $5.0 million, $2.7 million and $10.5 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.

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

Service fees and income earned by the Company through management, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Management and other fees	$24.2	$28.6	$26.0
Interest income	25.9	33.4	26.0
Development fees and leasing commissions	9.1	7.5	6.8

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

Disposition of Shopping Centers

The Company’s joint ventures sold 15, 17 and 16 shopping centers and land for an aggregate sales price of $545.6 million, $214.6 million and $289.7 million, of which the Company’s share of the gain on sale was $5.7 million, $13.8 million and $4.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	December 31, 2017	Net of Reserve	Inception	December 31, 2017
BRE DDR III	Oct 2014	$19.6	$300.0	$265.9	$216.0	70	37
BRE DDR IV	Dec 2015	12.9	82.6	67.1	56.0	6	6
			$382.6	$333.0	$272.0

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

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  Blackstone has the right to defer up to 23.5% of the preferred fixed distributions as a payment in kind distribution, or “PIK.”  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the preferred fixed distribution will become impaired.

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels with the common members under certain circumstances including specified financial covenants, upon a sale of properties over a certain threshold; (3) at DDR’s option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV) and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III as of December 31, 2017, based upon the cumulative asset sales, net asset sale proceeds will be allocated at 52.0% to the preferred member.  For BRE DDR IV, the preferred investment is collateralized by assets in which DDR has a 5% common equity interest for 95% of the value and by an additional three assets in which DDR has a nominal interest.  The repayment of the BRE DDR IV preferred investment prior to 2022 is first subject to a remaining minimum net asset sales threshold of $4.9 million, of which $1.1 million is allocated to the preferred member.  The net asset sale proceeds generated thereafter are expected to be available to repay the preferred member.

For the year ended December 31, 2017, the Company recorded a valuation allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests of $50.0 million and $11.0 million, respectively, or $61.0 million in the aggregate on a net basis.  The valuation allowances were triggered by an increase in the estimated market capitalization rates for the underlying real estate collateral of the investments.  The values of open air shopping centers anchored by big box national retailers, particularly in secondary markets, have been under increasing pressure and decreased in 2017 due to the continued perceived threat of internet retail competition and tenant bankruptcies.  Several large national retailers filed for bankruptcy in the beginning of 2017.  A majority of the shopping centers collateralizing the preferred investments are those that have been most impacted by the rising capitalization rates.  These factors have also reduced the number of potential investors and well-capitalized buyers for these types of assets.  The managing member of the two joint ventures exercises significant influence over the timing of asset sales.  Due to the Company’s expectation regarding the likely timing of asset sales, the valuation of the Company’s investments considers how management believes a third-party market participant would value the securities in the current higher capitalization rate environment.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company reassesses the aggregate valuation allowance quarterly based upon actual timing and values of recent property sales as well as current market assumptions.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations. The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

As discussed above, the preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, effective March 2017, the Company no longer recognizes as interest income the 2.0% PIK (aggregating $6.3 million at December 31, 2017).  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK election.  The recognition of the PIK interest income will be re-evaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

DDRM Properties (formerly DDR Domestic Retail Fund I)

In 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I, totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity, and an affiliate of the Company retained its 20% interest.  This ownership structure is consistent with the structure of the joint venture prior to the recapitalization.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing aggregating $706.7 million (of which the Company’s pro rata share is $141.3 million), collateralized by the 52 assets with a maturity date of July 2022, including extensions.  The Company contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

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

Investment Interests Sold

In 2016, the Company sold its approximate 25% membership interest in 10 assets to its joint venture partner and recorded a loss on sale of $1.1 million, which is included in Loss on Sale and Change in Control of Interests, net, in the Company’s consolidated statement of operations.  In 2015, the Company sold its 50% membership interest in a property management company to its joint venture partner and recorded a loss on sale of $6.5 million, which is included in Gain on Sale and Change in Control of Interests, net in the Company’s consolidated statement of operations.  In addition, in 2015, the Company sold two shopping centers to this former joint venture partner for an aggregate sales price of $112.3 million, and the Company recorded a Gain on Sale of $59.8 million.

All transactions with the Company’s equity affiliates are described above.

3.	Acquisitions

In 2017 and 2016, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
3030 North Broadway	Chicago, IL	January 2017	$81.0

Palm Valley Pavilions West	Phoenix, AZ	February 2016	60.5
Gresham Station	Portland, OR	September 2016	86.3

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2017	2016	2017	2016
Land	$23,588	$27,093	N/A	N/A
Buildings	35,659	99,034	(A)	(A)
Tenant improvements	8,565	4,385	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	7,051	14,021	16.0	5.1
Tenant relationships	6,934	8,810	16.3	11.1
Other assets	419	146	N/A	N/A
	82,216	153,489
Less: Below-market leases	(1,872)	(6,967)	20.0	15.4
Less: Other liabilities assumed	(581)	(547)	N/A	N/A
Net assets acquired	$79,763	$145,975
(A)	Depreciated in accordance with the Company’s policy (Note 1).

Total consideration for the acquisitions was paid in cash.  The costs related to the 2017 asset acquisition were capitalized to real estate assets in connection with the new accounting standard adopted on January 1, 2017 (Note 1).  Total consideration for the 2016 asset acquisitions excludes $0.4 million of related transaction costs, which were expensed as incurred and included in Other Income (Expense), net in the Company’s consolidated statement of operations.  Included in the Company’s consolidated statements of operations are $6.9 million, $6.8 million and $9.5 million in total revenues from the date of acquisition through December 31, 2017, 2016 and 2015, respectively, for the acquired properties.

4.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in development projects, partnership interests, sponsor guaranties and/or real estate assets, some of which are subordinate to other financings.  At December 31, 2017, the Company’s loans outstanding had maturity dates ranging from June 2019 to June 2023 at an interest rate of 9.0%.  At December 31, 2017, the Company did not have any loans outstanding that were past due.  The following table reconciles the loans receivable on real estate (in thousands):

	2017	2016
Balance at January 1	$49,488	$41,988
Additions:
New mortgage loans	—	11,139
Interest	2,276	3,160
Accretion of discount	269	1,038
Deductions:
Collections of principal and interest	(32,358)	(7,837)
Balance at December 31	$19,675	$49,488

In 2015, the Company sold a note receivable with a face value, including accrued interest, of $9.8 million and a net value of $5.0 million, for proceeds of $7.9 million.  As a result, the related loan loss reserve of $4.8 million was reversed, and income of $2.9 million was recognized and classified as Gain on Disposition of Real Estate in the Company’s consolidated statement of operations.  In connection with this transaction, the Company wrote off a cross-collateralized, fully reserved note receivable with a face value including accrued interest of $10.8 million.

5.	Other Assets and Intangibles

Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Intangible assets:
In-place leases, net	$71,809	$99,600
Above-market leases, net	14,391	20,405
Lease origination costs	10,029	12,931
Tenant relationships, net	86,178	108,662
Total intangible assets, net(A)	182,407	241,598
Other assets:
Prepaid expenses(B)	10,806	26,842
Other assets	3,869	6,274
Deposits	5,076	5,965
Deferred charges, net	7,901	4,731
Total other assets, net	$210,059	$285,410

Below-market leases, net (other liabilities)(A)	$127,513	$147,941
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.
(B)

Includes prepaid tax assets of $4.0 million and $16.2 million at December 31, 2017 and 2016, respectively.  During 2015, in accordance with amended legislation of the Puerto Rico Internal Revenue Code, the Company elected and paid a tax related to the estimated built-in gains associated with its real estate in Puerto Rico as part of an overall tax restructuring (Note 15).  In 2017, the Company recorded a valuation allowance aggregating $10.8 million related to the prepaid tax based upon the results of the Company’s probability-weighted undiscounted cash flow impairment test.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2017	$60.7
2016	72.1
2015	92.6

Estimated net future amortization associated with the Company’s intangible assets is as follows (in millions):

Year	Income	Expense
2018	$7.1	$43.0
2019	7.8	32.4
2020	7.9	23.3
2021	8.1	17.5
2022	8.4	13.4

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below):

	Carrying Value at December 31,		Weighted-Average Interest Rate at December 31,		Maturity Date at
	2017	2016	2017	2016	December 31, 2017
Unsecured Credit Facility	$—	$—	N/A	N/A	September 2021
PNC Facility	—	—	N/A	N/A	September 2021

In 2017, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility was amended to increase borrowing capacity to up to $950 million from $750 million and to extend the maturity date to September 2021, if certain financial covenants are maintained. The amendment also provided for two six-month options to extend the maturity to September 2022 upon the Company’s request and increased the accordion feature for expansion of availability up to $1.45 billion from $1.25 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at December 31, 2017.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility was also amended in 2017 to reflect substantially the same terms as the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at December 31, 2017) or the Alternative Base Rate, plus a specified spread (0.20% at December 31, 2017), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2017 and 2016.

7.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2017	2016	2017	2016	December 31, 2017
Unsecured indebtedness:
Senior notes(B)	$2,832.2	$2,932.2	3.375%–7.500%	3.375%–7.875%	July 2018– June 2027
Senior notes – discount, net	(5.1)	(5.0)
Net unamortized debt issuance costs	(17.0)	(14.0)
Total Senior Notes	$2,810.1	$2,913.2

Unsecured Term Loan	$400.0	$400.0	2.9%	1.9%	April 2018– January 2023
Net unamortized debt issuance costs	(1.9)	(1.6)
Total Unsecured Term Loan	$398.1	$398.4

Secured indebtedness:
Mortgage indebtedness – Fixed Rate	$643.4	$959.1	4.7%	4.9%	January 2019– January 2022
Mortgage indebtedness – Variable Rate	—	26.2	N/A	1.8%	N/A
Net unamortized debt issuance costs	(2.3)	(2.8)
Total Mortgage Indebtedness	$641.1	$982.5

Secured Term Loan	$—	$200.0	N/A	2.1%	N/A
Net unamortized debt issuance costs	—	(0.2)
Total Secured Term Loan	$—	$199.8
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt.  Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2017 and 2016.

(B)	Effective interest rate ranged from 3.5% to 7.5% at December 31, 2017.

Senior Notes

In 2017, the Company issued $350.0 million aggregate principal amount of 3.900% senior unsecured notes due August 2024 and $450.0 million aggregate principal amount of 4.700% senior unsecured notes due June 2027.  In 2017, the Company repaid all $300.0 million aggregate principal amount of its 7.875% senior unsecured notes due September 2020 and $300.0 million aggregate principal amount of its 4.75% senior unsecured notes due April 2018. In connection with the redemption of the senior unsecured notes, the Company paid make-whole amounts totaling $58.5 million.  These make-whole amounts are included in Other Income (Expense), net in the Company’s consolidated statements of operations.

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.2% and 4.9% at December 31, 2017 and 2016, respectively.  Senior notes with an aggregate principal amount of $82.2 million may not be redeemed by the Company prior to maturity in July 2018 and will not be subject to any sinking fund requirements (Note 17).  The remaining senior notes may be redeemed based upon a yield maintenance calculation.

The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2017 and 2016, the Company was in compliance with all of the financial and other covenants under the indentures.

Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $2.0 million in 2017.

Unsecured Term Loan

In 2017, the Company amended its $400 million unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC Bank, National Association and KeyBank National Association, as syndication agents (the “Unsecured Term Loan”).  As a result, the maturity date of $200 million Tranche A loans under the Unsecured Term Loan was extended to April 2018, with two one-year extension options upon the Company’s request, provided certain conditions are satisfied and the maturity date for the remaining $200 million of Tranche B loans under the facility was extended to January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The interest rate remains unchanged at variable rates based on LIBOR as defined in the loan agreements, plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.35% at December 31, 2017).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2017 and 2016.

Secured Term Loan

The Company maintained a collateralized term loan (the “Secured Term Loan”) with a syndicate of financial institutions, for which KeyBank National Association served as the administrative agent. This facility was repaid in 2017.  Borrowings under the Secured Term Loan bore interest at variable rates based on LIBOR, as defined in the loan agreement, plus a specified spread (1.35% at December 31, 2016) based on the Company’s long-term senior unsecured debt rating.  The collateral for the Secured Term Loan was real estate assets, or investment interests in certain assets, that were already encumbered by first mortgage loans.  The Company was required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2016.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $0.9 billion at December 31, 2017, and related tenant leases are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 3.4% to 9.8%.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 6) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2017, are as follows (in thousands):

Year	Amount
2018	$298,877
2019	182,511
2020	347,522
2021	392,970
2022	453,942
Thereafter	2,191,783
3,867,605
Unamortized fair market value of assumed debt	2,875
Net unamortized debt issuance costs	(21,168)
Total indebtedness	$3,849,312

Unsecured and secured financings in February 2018 are more fully described in Subsequent Events (Note 17).

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2017, 2016 and 2015 aggregated $1.9 million, $1.8 million and $2.3 million, respectively.

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

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $299.0 million and $445.2 million at December 31, 2017 and 2016, respectively, as compared to the carrying amounts of $297.9 million and $443.3 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$2,810,100	$2,884,272	$2,913,217	$3,009,232
Revolving Credit Facilities and term loans	398,130	400,119	598,242	600,050
Mortgage Indebtedness	641,082	653,185	982,509	1,009,884
	$3,849,312	$3,937,576	$4,493,968	$4,619,166

9.	Commitments and Contingencies

Hurricane Casualty and Impairment Loss

In 2017, Hurricane Irma made landfall in both Puerto Rico and Florida, and Hurricane Maria made landfall in Puerto Rico.  The Company’s Florida assets were minimally impacted by Hurricane Irma, with the majority of repair costs related to debris removal.

At December 31, 2017, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for a few tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.  Following the storm, the properties operated primarily on generator power.  Grid power was restored to the Company’s properties throughout the fourth quarter.  By the end of January 2018, all 12 of these assets had full utility power.  With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 26 or 79% of such tenants, were open as of December 31, 2017, including six of seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).  Although some tenant spaces are currently untenantable, as of February 15, 2018, 85% of leased GLA was open for business, excluding Plaza Palma Real (76% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment. The Company is working with its consultants to finalize the scope and schedule of work to be performed. Restoration work has already started at certain shopping centers, including Plaza Palma Real.  The Company has completed debris removal and temporary repairs to mechanical systems and building interiors, as well as roof and exterior building repairs to prevent further water intrusion and related damages.  The Company anticipates that repairs will be substantially complete at eight of the 12 properties by the end of 2018.  For the three largest properties as well as Plaza Palma Real, the Company anticipates that repair work will be substantially complete by the end of the third quarter 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company expects that its casualty insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue.  Certain continental-U.S.-based anchor tenants maintain property insurance on their Company-owned premises and are expected to make the required repairs to their stores.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of December 31, 2017, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $71.0 million.  However, the Company is still assessing the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company recorded a corresponding receivable of $58.6 million for estimated insurance recoveries related to the net book value of the property damage written off as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  The outstanding receivable is recorded as Casualty Insurance Receivable on the Company’s consolidated balance sheet as of December 31, 2017.  The net impact of $5.1 million representing the property damage insurance deductible is reflected as a Hurricane Casualty and Impairment Loss in the Company’s

consolidated statement of operations for the year ended December 31, 2017.  The Company received $10.0 million toward its casualty insurance claim in December 2017.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the year ended December 31, 2017, rental revenues of $11.8 million were not recorded because of lost tenant revenue attributable to Hurricanes Irma and Maria that has been partially defrayed by insurance proceeds.  The Company estimates the waiting period deductible for the business interruption claim to be $0.9 million for the year ended December 31, 2017, which is included in the above $11.8 million.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated.  This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  In the fourth quarter of 2017, the Company received insurance proceeds of approximately $8.5 million related to business interruption claims, which is recorded on the Company’s consolidated statement of operations as Business Interruption Income.

At December 31, 2017, six of the Puerto Rico assets were encumbered by mortgage notes aggregating $263.4 million at a weighted-average interest rate of 4.9%.  The Company was in compliance with these financial covenants at December 31, 2017. In February 2018, such mortgage notes were fully repaid (Note 17).

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

Separation Charges

The Company recorded separation charges aggregating $17.9 million in 2017, which are included in General and Administrative expenses. The aggregate charge included primarily $9.4 million related to the March 2, 2017, executive management transition, which was the result of the termination without cause of several of the Company’s executives under the terms of their respective employment agreements.  In addition, $7.2 million related to the elimination of 65 positions, including nine officer level roles, in April 2017 as part of organization changes to further centralize key operational decision-making.  The total charge included stock-based compensation expense of approximately $4.5 million related to the acceleration of expense associated with the grant date fair value of the unvested stock-based awards.

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $19.3 million as of December 31, 2017.

At December 31, 2017, the Company had letters of credit outstanding of $17.3 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with the sale of the Company’s interest in a former unconsolidated joint venture (Note 2), the Company retained its pro rata guaranty obligation to fund amounts due to the joint venture’s lender, aggregating $4.0 million at December 31, 2017, under certain circumstances, until the loan matures in October 2020 if such amounts are not paid by the joint venture.  The principal of the former joint venture partner is obligated to indemnify the Company in the event that the Company is required to make any payment in connection with this pro rata guaranty obligation and, accordingly, the Company did not record any liability related to this guaranty.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2017, are as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2018	$569,936	$3,887
2019	503,242	3,478
2020	434,410	3,112
2021	360,858	3,121
2022	279,232	2,978
Thereafter	792,050	117,703
	$2,939,728	$134,279

10.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

The Company had 369,176 OP Units outstanding at December 31, 2017 and 2016.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, exchangeable into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

Preferred Shares

In 2017, the Company issued $175.0 million of its newly designated 6.375% Class A Cumulative Redeemable Preferred Shares (“Class A Shares”) at a price of $500 per Class A Share (or $25 per depositary share).

The depositary shares, representing the Class A Shares, Class J Cumulative Redeemable Preferred Shares (“Class J Shares”) and the Class K Cumulative Redeemable Preferred Shares (“Class K Shares”), represent 1/20 of a Class A Preferred Share, Class J Share and Class K Share, respectively, and have a liquidation value of $500 per share.  The Class J depositary shares are redeemable by the Company.  The Class A depositary shares are not redeemable by the Company prior to June 5, 2022, and the Class K depositary shares are not redeemable by the Company prior to April 9, 2018, except, in each case, in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Shares

The Company’s common shares have a $0.10 per share par value.  Common share dividends declared were as follows:

	For the Year Ended December 31,
	2017	2016	2015
Common share dividends declared per share	$0.76	$0.76	$0.69

11.Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2014	$(8,485)	$1,133	$(7,352)
Other comprehensive income (loss) before reclassifications	1,203	(1,307)	(104)
Change in cash flow hedges reclassed to earnings(A)	1,173	—	1,173
Net current-period other comprehensive income (loss)	2,376	(1,307)	1,069
Balance, December 31, 2015	(6,109)	(174)	(6,283)
Other comprehensive income (loss) before reclassifications	1,491	(88)	1,403
Change in cash flow hedges reclassed to earnings(A)	688	—	688
Net current-period other comprehensive income (loss)	2,179	(88)	2,091
Balance, December 31, 2016	(3,930)	(262)	(4,192)
Other comprehensive income before reclassifications	1,002	1,256	2,258
Change in cash flow hedges reclassed to earnings(A)	828	—	828
Net current-period other comprehensive income	1,830	1,256	3,086
Balance, December 31, 2017	$(2,100)	$994	$(1,106)
(A)

In the Company’s consolidated statements of operations, amortization of $0.8 million was classified in Interest Expense for the year ended December 31, 2017.  For the years ended December 31, 2016 and 2015, $0.8 million and $0.7 million, respectively, were classified in Interest Expense, partially offset by $0.1 million of amortization classified in Equity in Net Income of Joint Ventures in both periods, which was previously recognized in Accumulated OCI.  The year ended December 31, 2015, includes $0.6 million classified in Other Income (Expense), net.

12.	Impairment Charges, Impairment of Joint Venture Investments and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Assets marketed for sale(A)	$325.4	$110.9	$179.7
Undeveloped land previously held for development(B)	15.1	—	99.3
Total continuing operations	$340.5	$110.9	$279.0
Reserve of preferred equity interests(C)	61.0	—	—
Joint venture investments	—	—	1.9
Total impairment charges	$401.5	$110.9	$280.9
(A)

The Company recorded impairment charges triggered by changes in its strategic plan that impacted its asset hold-period assumptions and/or expected future cash flows.  During 2015, management accelerated the Company’s then in place portfolio quality improvement initiative, which it intended to accomplish in part through the disposition of less strategic assets and undeveloped land.  The disposition initiative triggered the recording of impairment charges on 25 operating shopping centers. In 2016, the Company’s management and Board of Directors decided to increase the volume of asset sales beyond the level contemplated in 2015 primarily to accelerate progress on its deleveraging goal.  As a result, the decision to accelerate sales triggered the recording of impairment charges on 20 operating shopping centers that management identified as short-term disposition candidates.  During 2017, impairments were triggered related to changes in asset hold-period assumptions and/or expected future cash flows primarily in conjunction with the Company’s change in executive management team and strategic direction.  This change triggered the recording of impairment charges on 27 operating shopping centers in both the United States and Puerto Rico.

(B)

Amounts recorded primarily were related to land previously held for future development.  In 2017, the impairment was triggered primarily by an indicative bid.  In 2015, the impairments were triggered primarily by the decision made by the Company’s senior management to sell the land and no longer consider development alternatives.

(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 2).

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2017, 2016 and 2015.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2017
Long-lived assets held and used	$—	$—	$1,556.1	$1,556.1	$340.5
Preferred equity interests	—	—	272.0	272.0	61.0
December 31, 2016
Long-lived assets held and used	—	—	438.2	438.2	110.9
December 31, 2015
Long-lived assets held and used	—	—	407.1	407.1	279.0
Unconsolidated joint venture investments	—	—	—	—	1.9

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot and price per acre, in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2017	Valuation Technique	Unobservable Inputs	2017
Impairment of consolidated assets	$166.8	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	882.6	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	6.25%–10%
	499.3	Discounted Cash Flow	Discount Rate	7.75%–9.5%
			Terminal Capitalization Rate(B)	7.45%–21.39%
	7.4	Sales Comparison Approach	Price per Acre	$50–$218
Reserve of preferred equity interests	272.0	Discounted Cash Flow	Discount Rate	8.4%–8.8%
			Terminal Capitalization Rate	7.8%–8.5%
			NOI Growth Rate	1%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2016	Valuation Technique	Unobservable Inputs	2016
Impairment of consolidated assets	$13.4	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	398.2	Income Capitalization Approach(C)/ Sales Comparison Approach	Market Capitalization Rate	7%–10%
			Price per Square Foot	$15–$31
	26.6	Indicative Bid(A)	Indicative Bid(A)	N/A
		Discounted Cash Flow	Discount Rate	10%–11%
			Terminal Capitalization Rate	10%–12%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Weighted-average rate of 8.8%
(C)	Vacant space in certain assets was valued based on a price per square foot.

13.	Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, awards available for grant were 5.5 million common shares at December 31, 2017.

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

The fair values for option awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2017	2016	2015
Weighted-average fair value of grants	$1.28	$1.61	$2.35
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.8%	1.1%–1.5%	1.4%–1.6%
Dividend yield (range) – Forecasted dividend yield based on the expected life	5.2%	4.5%–5.2%	4.1%–4.3%
Expected life (range) – Derived by referring to actual exercise experience	4 years	4–5 years	4–5 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	19.8%	20.6%–22.5%	21.5%–23.4%

The following table reflects the stock option activity described above:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2014	2,961	$22.48
Granted	557	19.26
Exercised	(234)	12.85
Forfeited	(472)	36.51
Balance December 31, 2015	2,812	20.29
Granted	633	16.74
Exercised	(855)	11.62
Forfeited	(784)	29.46
Balance December 31, 2016	1,806	19.16
Granted	154	14.43
Exercised	(52)	7.33
Forfeited	(731)	22.31
Balance December 31, 2017	1,177	$17.11	5.6	$196

Options exercisable at December 31,
2017	795	$17.46	4.5	$196
2016	1,038	20.49	4.5	1,608
2015	1,760	21.69	4.2	6,764

The following table summarizes the characteristics of the options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/17 (Thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/17 (Thousands)	Weighted-Average Exercise Price
$0.00–$10.00	67	1.0	$6.04	67	$6.04
$10.01–$20.00	1,037	6.2	16.37	655	16.36
$20.01–$38.29	73	0.1	37.70	73	37.70
	1,177	5.6	$17.11	795	$17.46

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2017:

	Options (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	768	$1.97
Granted	154	1.28
Vested	(394)	2.11
Forfeited	(146)	1.75
Unvested at December 31, 2017	382	$1.63

As of December 31, 2017, total unrecognized stock option compensation cost granted under the plans was $0.3 million, which is expected to be recognized over a weighted-average 1.4-year term.

The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Cash received for exercise price	$0.4	$9.9	$2.5
Intrinsic value	0.2	6.0	1.2

Restricted Share Awards and Units

The Board of Directors approved grants to executives of the Company of restricted common share units (“RSUs”) of 0.7 million in 2017 and 0.5 million in 2016 and restricted common share awards (“RSAs”) of 0.2 million in 2015.  The restricted stock grants generally vest in equal annual amounts over a three- to four-year period.  RSUs have the same cash dividends as other common stock.  RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding.  These grants have a weighted-average fair value at the date of grant ranging from $8.78 to $19.26, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors in each of the three years ended December 31, 2017. These grants were issued equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

In 2013, the Company’s Board of Directors approved and adopted the Value Sharing Equity Program (the “2013 VSEP”) and the grant of awards to certain of the Company’s executives.  The final measurement date for the 2013 VSEP was December 31, 2015.  These award grants are reflected as restricted stock and vest in equal annual amounts through December 31, 2018.

Performance-Based Restricted Share Units (PRSUs)

In 2017, the Board of Directors approved grants to the chief executive officer, chief operating officer and chief financial officer, PRSUs covering a “target” number of shares, subject to a performance period beginning on March 1, 2017, for one-year, two-year and three-year periods.  The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (subject to reduction by one-third in the event that DDR’s absolute total shareholder return during the applicable performance period is negative).  These grants have a fair value at the date of grant aggregating $3.9 million, to be amortized ratably over the performance period ending on February 28, 2020.

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

The 2016 VSEP was designed to allow the Company to reward participants for contributing to its financial performance and to allow such participants to share in “Value Created” (as defined below), based upon increases in DDR’s adjusted market capitalization over an initial market capitalization, using a starting share price of $17.41 per share (the “Starting Share Price”), over pre-established periods.  Participants are granted performance-based awards which, if earned, are settled 20% in DDR common shares and 80% in RSUs generally subject to time-based vesting requirements for a period of four years.

Pursuant to the award terms, on two remaining specified measurement dates in 2018, DDR will measure the “Value Created” during the period between the start of the 2016 VSEP and the applicable measurement date.  Value Created is measured for each period for the performance awards as the increase in DDR’s market capitalization on the applicable measurement date (i.e., the product of DDR’s five-day trailing average share price as of each measurement date (price-only appreciation, not total shareholder return) and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, over DDR’s initial market capitalization at the start of the 2016 VSEP utilizing the Starting Share Price.  The ending share price used for purposes of determining Value Created for the performance awards during any measurement period is capped at $25.35 (“Maximum Ending Share Price”). Because DDR’s initial market capitalization is based on the Starting Share Price, there are no performance awards earned until DDR’s share price exceeds $17.41.

Each participant has been assigned a “percentage share” of the Value Created for the performance awards, and the aggregate percentage share for all participants for the performance awards is 1.4909%.  In addition, each participant’s aggregate total share of Value Created for the performance awards is capped at an individual maximum dollar limit. For the June 30, 2018, measurement date, each participant may earn “performance award shares” (settled as discussed below) with an aggregate value equal to five-sixths of the participant’s percentage share of the Value Created for this award.  After the final measurement date, December 31, 2018 (or, if earlier, upon a change in control, as defined in the 2016 VSEP), each participant may earn performance award shares with an aggregate value equal to the participant’s full percentage share of the Value Created.  In addition, for each measurement date, the number of performance award shares earned by a participant will be reduced by the number of performance award shares previously earned by the participant for prior measurement periods. As of December 31, 2017, no awards were granted pursuant to the 2016 VSEP.

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

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants and grants pursuant to the 2013 VSEP plans for the year ended December 31, 2017:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	459	$16.74
Granted	686	13.86
Vested	(473)	15.89
Forfeited	(29)	17.20
Unvested at December 31, 2017	643	$14.28

As of December 31, 2017, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $11.3 million, which is expected to be recognized over a weighted-average 2.1-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and DDR Corp. Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2017.

14.	Earnings Per Share

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

	For the Year Ended December 31,
	2017	2016	2015
Numerators – Basic and Diluted
Continuing Operations:
Loss from continuing operations	$(404,296)	$(12,187)	$(237,881)
Plus: Gain on disposition of real estate	161,164	73,386	167,571
Plus: Loss (income) attributable to non-controlling interests	1,447	(1,187)	(1,858)
Less: Preferred dividends	(28,759)	(22,375)	(22,375)
Less: Earnings attributable to unvested shares and OP Units	(989)	(786)	(1,286)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(271,433)	$36,851	$(95,829)
Denominators – Number of Shares
Basic – Average shares outstanding	367,362	365,294	360,946
Effect of dilutive securities – Stock options	—	267	—
Diluted – Average shares outstanding	367,362	365,561	360,946
(Loss) Earnings Per Share:
Basic	$(0.74)	$0.10	$(0.27)
Diluted	$(0.74)	$0.10	$(0.27)

Basic average shares outstanding do not include restricted shares totaling 0.6 million, 0.5 million and 0.7 million that were not vested at December 31, 2017, 2016 and 2015, respectively (Note 13).

The following potentially dilutive securities were considered in the calculation of EPS:

Potentially Dilutive Securities

•

Options to purchase 1.2 million, 1.8 million and 2.8 million common shares were outstanding at December 31, 2017, 2016 and 2015, respectively (Note 13).  These outstanding options were not considered in the computation of diluted EPS for the years ended December 31, 2017 and 2015, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

Performance Share Units were not considered in the computation of diluted EPS for the years ended December 31, 2017, as the calculation was anti-dilutive.  The Performance Share Units were not outstanding for the year ended December 31, 2016 and 2015, and accordingly were not considered in the calculation.

•

Shares subject to issuance under the Company’s 2016 VSEP (Note 13) were not considered in the computation of diluted EPS for the years ended December 31, 2017 and 2016, as the calculation was anti-dilutive.  The 2016 VSEP was not outstanding for the year ended December 31, 2015, and accordingly was not considered in the calculation.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 10).

15.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2017, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  In addition, the Company has a TRS that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilizes its TRS to the extent certain fee and other miscellaneous non-real estate-related income cannot be earned by the REIT.

The tax cost basis of assets was $9.1 billion and $9.8 billion at December 31, 2017 and 2016, respectively.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded a net payment of $0.7 million, $1.0 million and $1.5 million, respectively, related to taxes.  The net payment for the year ended December 31, 2015, does not include the 2015 Puerto Rico tax prepayment of $20.2 million.  These amounts reflect taxes paid to federal and state authorities for franchise and other taxes.

In 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company made a voluntary election to prepay $20.2 million of taxes related to the built-in gains associated with the real estate assets in Puerto Rico and restructured the ownership of its then 14 assets in Puerto Rico.  The net balance sheet impact to the December 31, 2015 consolidated financial statements related to the restructuring was $16.8 million.  The Company recorded a tax expense of $3.4 million during 2015 related to the 2% effective tax rate spread between the 12% tax payment and the 10% withholding tax rate.  This election permitted the Company to step up its tax basis in the Puerto Rican assets to the current estimated fair value while reducing its effective capital gains tax rate from 29% to 12%.  In 2017, the Company sold two of the assets in Puerto Rico and released $1.4 million of the prepaid tax asset.  Also in 2017, the Company established a valuation allowance of $10.8 million on the remaining prepaid tax asset triggered by the change in asset hold-period assumptions related to its change in strategic direction for the Puerto Rico properties (Note 12).  The Puerto Rico net prepaid tax of $4.0 million at December 31, 2017, is included in Other Assets (Note 5).

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

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Book income (loss) before income taxes	$11,180	$9,953	$(1,446)
Current	$459	$17	$—
Deferred	—	—	—
Total income tax expense	$459	$17	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2017	2016	2015
Statutory Rate	34%	34%	34%
Statutory rate applied to pre-tax income	$3,801	$3,384	$(492)
State tax expense net of federal income tax	254	498	(72)
State deferred tax expense net of federal income tax	724	—	—
Permanent items	(241)	—	—
Deferred tax impact of federal rate change	19,391	—	—
Valuation allowance decrease based on impact of federal rate change(A)	(23,470)	(4,039)	(1,169)
Other	—	174	1,733
Total expense	$459	$17	$—
Effective tax rate	4.11%	0.17%	0.00%
(A)	For the year ended December 31, 2017, includes $19.4 million deferred tax impact of federal tax rate change.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016
Deferred tax assets(A)	$37,940	$61,742
Deferred tax liabilities	(72)	(404)
Valuation allowance	(37,868)	(61,338)
Net deferred tax asset	$—	$—
(A)

Primarily attributable to net operating losses, aggregating $24.9 million at December 31, 2017, and interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2022 through 2035.

Reconciliation of GAAP net (loss) income attributable to DDR to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
GAAP net (loss) income attributable to DDR	$(241,685)	$60,012	$(72,168)
Plus: Book depreciation and amortization(A)	336,530	376,493	385,696
Less: Tax depreciation and amortization(A)	(214,298)	(224,766)	(228,882)
Book/tax differences on losses from capital transactions	(195,294)	(155,170)	(149,507)
Joint venture equity in earnings, net(A)	(9,537)	(3,802)	8,491
Deferred income	(26,032)	(8,352)	(4,293)
Compensation expense	4,093	(5,237)	(18,879)
Impairment charges	406,580	110,906	280,930
Senior convertible notes – accretion adjustment	—	—	9,954
Senior convertible notes – repurchase premium	—	—	(52,390)
Puerto Rico tax prepayment	12,237	—	(16,812)
Miscellaneous book/tax differences, net	8,409	(2,625)	(10,204)
Taxable income before adjustments	81,003	147,459	131,936
Less: Capital gains	—	—	—
Taxable income subject to the 90% dividend requirement	$81,003	$147,459	$131,936
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Dividends paid	$304,973	$293,031	$264,243
Plus: Deemed dividends on convertible debt	—	—	14,159
Less: Dividends designated to prior year	(5,594)	(5,594)	(5,594)
Plus: Dividends designated from the following year	8,383	5,594	5,594
Less: Return of capital	(226,759)	(145,572)	(146,466)
Dividends paid deduction	$81,003	$147,459	$131,936

16.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	For the Year Ended December 31, 2017
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$921,531	$57		$921,588
Rental operation expenses	(250,906)	(11)		(250,917)
Net operating income	670,625	46		670,671
Impairment charges	(340,480)			(340,480)
Hurricane casualty and impairment loss	(5,930)			(5,930)
Depreciation and amortization	(346,204)			(346,204)
Interest income		28,364		28,364
Other income (expense), net			$(68,003)	(68,003)
Unallocated expenses(A)			(290,919)	(290,919)
Equity in net income of joint ventures	8,837			8,837
Reserve of preferred equity interests	(61,000)			(61,000)
Gain on sale and change in control of interests, net	368			368
Loss from continuing operations				$(404,296)
As of December 31, 2017:
Total gross real estate assets	$8,248,003			$8,248,003
Notes receivable, net(B)		$297,451	$(277,776)	$19,675

	For the Year Ended December 31, 2016
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$1,005,761	$44		$1,005,805
Rental operation expenses	(276,866)	(218)		(277,084)
Net operating income (loss)	728,895	(174)		728,721
Impairment charges	(110,906)			(110,906)
Depreciation and amortization	(389,519)			(389,519)
Interest income		37,054		37,054
Other income (expense), net			$3,322	3,322
Unallocated expenses(A)			(295,471)	(295,471)
Equity in net income of joint ventures	15,699			15,699
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Loss from continuing operations				$(12,187)
As of December 31, 2016:
Total gross real estate assets	$9,244,058			$9,244,058
Notes receivable, net(B)		$442,826	$(393,323)	$49,503

	For the Year Ended December 31, 2015
	Shopping Centers	Loan Investments	Other	Total
Total revenues	$1,027,934	$137		$1,028,071
Rental operation expenses	(293,578)	(115)		(293,693)
Net operating income	734,356	22		734,378
Impairment charges	(279,021)			(279,021)
Depreciation and amortization	(402,045)			(402,045)
Interest income		29,213		29,213
Other income (expense), net			$(1,739)	(1,739)
Unallocated expenses(A)			(321,395)	(321,395)
Equity in net loss of joint ventures	(3,135)			(3,135)
Impairment of joint venture investments	(1,909)			(1,909)
Gain on sale and change in control of interests, net	7,772			7,772
Loss from continuing operations				$(237,881)
As of December 31, 2015:
Total gross real estate assets	$10,128,199			$10,128,199
Notes receivable, net(B)		$437,144	$(394,610)	$42,534
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

17.	Subsequent Events

In February 2018, RVI, a wholly-owned subsidiary of the Company, entered into a $1.35 billion mortgage loan in connection with the Company’s previously announced plan to spin off 50 properties in mid-year 2018 into a separate publicly-traded REIT. The mortgage loan matures in February 2021 and is subject to two one-year extension options, at the Company’s option, provided certain conditions are met.  The mortgage loan is secured by 38 properties owned by RVI in the continental U.S. and by a pledge of the equity of RVI’s subsidiaries that own 12 properties in Puerto Rico.  The mortgage loan bears interest at an initial annual rate of one-month LIBOR plus 330 basis points, provided that such spread is subject to amendment upon the occurrence of certain events as well as defined increases during each extension period.  In connection with this financing, the Company entered into an interest rate cap agreement for a notional amount of $1.35 billion having a LIBOR strike rate of 3.0%. The loan is structured as an interest only loan subject to certain amortization requirements in the event RVI’s continental U.S. properties fail to meet certain debt yield thresholds on or after the first anniversary of the closing.

Proceeds from the mortgage loan were used to repay $452.5 million of outstanding mortgage debt and $856.5 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025, which were accepted for payment on February 16, 2018.

18.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017					2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$240,421	$236,187	$227,424	$217,556		$254,423	$257,321	$253,800	$240,261
Net (loss) income attributable to DDR	(54,241)	29,611	983	(218,038)	(A)	45,573	41,058	(60,360)	33,741
Net (loss) income attributable to common shareholders	(59,835)	23,212	(7,400)	(226,421)	(A)	39,980	35,464	(65,954)	28,147
Basic:
Net (loss) income per common share attributable to common shareholders	$(0.16)	$0.06	$(0.02)	$(0.62)		$0.11	$0.10	$(0.18)	$0.08
Weighted-average number of shares	366,430	366,987	367,686	368,320		364,691	364,976	365,508	365,965
Diluted:
Net (loss) income per common share attributable to common shareholders	$(0.16)	$0.06	$(0.02)	$(0.62)		$0.11	$0.10	$(0.18)	$0.08
Weighted-average number of shares	366,430	367,030	367,686	368,320		365,042	365,318	365,508	366,075

(A)	Includes impairment charges of $280.1 million for the three months ended December 31, 2017.

SCHEDULE II

DDR Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2017
Allowance for uncollectible accounts(A)	$12,110	$70,824	$(3,435)	$86,369
Valuation allowance for deferred and prepaid tax assets(B)	$61,338	$10,794	$23,470	$48,662
Year ended December 31, 2016
Allowance for uncollectible accounts(A)	$10,207	$4,471	$2,568	$12,110
Valuation allowance for deferred tax assets	$65,377	$—	$4,039	$61,338
Year ended December 31, 2015
Allowance for uncollectible accounts(A)	$26,389	$4,964	$21,146	$10,207
Valuation allowance for deferred tax assets	$84,503	$—	$19,126	$65,377
(A)	Includes allowances on accounts receivable, straight-line rents, notes receivable and reserve of preferred equity interests ($61.0 million).
(B)	Amounts charged to expense are discussed further in Note 15.

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2017

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Goodyear, AZ	$11,859	$42,882	$—	$11,399	$41,632	$53,031	$3,008	$50,023	$—	2016 (A)
Phoenix, AZ	18,701	18,811	118	18,701	22,424	41,125	8,124	33,001	—	1999 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	27,450	42,802	15,848	26,954	29,584	2003 (A)
Phoenix, AZ	15,090	36,880	—	18,399	41,566	59,965	8,960	51,005	—	2012 (A)
Phoenix, AZ	34,201	88,475	—	34,201	108,485	142,686	20,093	122,593	—	2012 (A)
Tucson, AZ	19,298	94,117	—	18,341	93,955	112,296	18,328	93,968	—	2012 (A)
Buena Park, CA	27,269	21,427	—	27,269	21,976	49,245	2,134	47,111	—	2015 (A)
Fontana, CA	23,861	57,931	—	23,861	61,780	85,641	6,799	78,842	—	2014 (A)
Long Beach, CA	—	147,918	—	—	194,873	194,873	69,731	125,142	—	2005 (C)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	5,262	32,637	—	2013 (A)
Roseville, CA	23,574	67,031	—	23,574	67,704	91,278	8,243	83,035	—	2014 (A)
San Francisco, CA	10,464	25,730	—	10,464	26,054	36,518	11,184	25,334	—	2002 (A)
Vista, CA	12,677	47,145	—	11,576	45,462	57,038	5,394	51,644	—	2014 (A)
Aurora, CO	4,816	20,798	—	4,259	20,029	24,288	3,286	21,002	—	2013 (A)
Centennial, CO	7,833	35,550	—	8,082	65,098	73,180	37,817	35,363	—	1997 (C)
Colorado Springs, CO	9,001	47,671	—	9,001	55,405	64,406	9,506	54,900	18,443	2011 (A)
Denver, CO	20,733	22,818	—	20,804	29,280	50,084	13,415	36,669	—	2003 (A)
Parker, CO	4,632	38,256	—	4,632	39,415	44,047	5,482	38,565	—	2013 (A)
Guilford, CT	4,588	41,892	—	6,209	60,274	66,483	3,826	62,657	—	2015 (C)
Plainville, CT	17,528	59,777	—	17,528	67,287	84,815	10,612	74,203	—	2013 (A)
Windsor Court, CT	6,090	11,745	—	6,090	12,424	18,514	4,300	14,214	—	2007 (A)
Bradenton, FL	10,766	31,203	—	8,880	33,692	42,572	10,477	32,095	—	2007 (A)
Brandon, FL	—	4,111	—	—	7,419	7,419	5,444	1,975	—	1972 (C)
Brandon, FL	4,775	13,117	—	4,775	18,868	23,643	4,894	18,749	—	2009 (A)
Brandon, FL	2,938	13,685	—	2,938	13,891	16,829	2,181	14,648	—	2013 (A)
Homestead, FL	23,390	59,639	—	21,667	53,550	75,217	15,911	59,306	—	2008 (C)
Miami, FL	11,626	30,457	—	34,943	121,280	156,223	38,110	118,113	—	2006 (C)
Naples, FL	10,172	39,342	—	10,172	39,226	49,398	5,556	43,842	—	2013 (A)
Orlando, FL	9,169	23,473	—	9,169	23,606	32,775	2,356	30,419	—	2015 (A)
Orlando, FL	23,082	44,360	—	23,082	44,399	67,481	3,242	64,239	—	2015 (A)
Orlando, FL	8,528	56,684	—	12,035	74,881	86,916	3,395	83,521	—	2016 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	5,122	6,259	3,535	2,724	—	1995 (A)
Plant City, FL	4,304	24,875	—	4,304	32,333	36,637	5,283	31,354	—	2013 (A)
Plantation, FL	21,729	37,331	—	22,112	96,616	118,728	36,849	81,879	43,334	2007 (A)
Spring Hill, FL	1,084	4,816	266	2,096	12,511	14,607	9,096	5,511	1,089	1988 (C)
Tallahassee, FL	1,881	2,956	—	1,311	8,500	9,811	3,017	6,794	—	2003 (A)
Tampa, FL	4,124	20,082	—	4,124	21,839	25,963	3,917	22,046	—	2013 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2017

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Tarpon Springs, FL	146	7,382	81	146	10,090	10,236	7,926	2,310	—	1974 (C)
Tequesta, FL	2,108	7,400	—	1,690	12,531	14,221	4,444	9,777	—	2007 (A)
Valrico, FL	3,282	12,190	—	2,466	16,451	18,917	6,245	12,672	—	2007 (A)
Winter Garden, FL	38,945	130,382	—	38,945	133,626	172,571	21,479	151,092	—	2013 (A)
Atlanta, GA	14,078	41,050	—	14,078	47,205	61,283	11,590	49,693	40,969	2009 (A)
Cumming, GA	14,249	23,653	—	14,249	25,886	40,135	12,842	27,293	—	2003 (A)
Cumming, GA	6,851	49,659	—	6,851	50,062	56,913	8,533	48,380	—	2013 (A)
Douglasville, GA	6,812	24,645	—	6,812	26,064	32,876	4,207	28,669	—	2013 (A)
Marietta, GA	8,425	27,737	—	8,380	29,449	37,829	8,145	29,684	—	2009 (A)
Newnan, GA	2,858	15,248	—	2,651	15,940	18,591	6,291	12,300	—	2003 (A)
Roswell, GA	6,566	15,005	—	7,894	25,304	33,198	10,208	22,990	—	2007 (A)
Snellville, GA	10,185	51,815	—	10,342	57,598	67,940	20,600	47,340	19,990	2007 (A)
Suwanee, GA	13,479	23,923	—	13,335	33,307	46,642	15,703	30,939	—	2003 (A)
Meridian, ID	24,591	31,779	—	24,841	67,594	92,435	30,942	61,493	—	2001 (C)
Chicago, IL	22,642	82,754	—	22,642	83,057	105,699	9,825	95,874	—	2014 (A)
Chicago, IL	23,588	45,632	—	23,588	45,632	69,220	1,683	67,537	—	2017 (A)
McHenry, IL	1,294	5,251	—	7,704	43,676	51,380	19,879	31,501	—	2006 (C)
Schaumburg, IL	27,466	84,679	—	27,466	94,451	121,917	13,591	108,326	—	2013 (A)
Tinley Park, IL	9,120	37,496	—	9,120	50,925	60,045	11,436	48,609	—	2012 (A)
Evansville, IN	8,964	18,764	—	5,394	13,928	19,322	6,482	12,840	—	2007 (A)
Merriam, KS	15,043	55,028	—	15,043	55,996	71,039	7,829	63,210	—	2013 (A)
Bowie, MD	5,739	14,301	—	738	6,092	6,830	4,811	2,019	—	2007 (A)
Salisbury, MD	2,070	12,495	277	2,071	15,300	17,371	8,105	9,266	—	1999 (C)
Everett, MA	9,311	44,647	—	9,462	56,628	66,090	27,677	38,413	—	2001 (C)
Framingham, MA	75,675	191,594	—	75,675	205,194	280,869	29,915	250,954	—	2013 (A)
Grand Rapids, MI	3,380	17,323	—	3,380	26,979	30,359	15,982	14,377	—	1995 (A)
Grandville, MI	6,483	18,933	—	5,069	16,556	21,625	3,300	18,325	—	2013 (A)
Coon Rapids, MN	25,692	106,300	—	25,314	116,187	141,501	16,561	124,940	—	2013 (A)
Maple Grove, MN	8,917	23,954	—	8,917	27,319	36,236	5,998	30,238	—	2011 (A)
St. Paul, MN	7,150	21,558	—	7,150	23,120	30,270	5,425	24,845	—	2013 (A)
Gulfport, MS	—	36,370	—	—	57,829	57,829	26,436	31,393	—	2003 (A)
Tupelo, MS	2,213	14,979	—	2,213	19,555	21,768	13,375	8,393	—	1994 (A)
Brentwood, MO	10,018	32,053	—	10,018	36,862	46,880	20,149	26,731	—	1998 (A)
Independence, MO	5,011	45,752	—	5,011	48,382	53,393	8,963	44,430	—	2012 (A)
Seabrook, NH	18,032	68,663	—	8,526	36,678	45,204	6,876	38,328	—	2014 (C)
East Hanover, NJ	3,847	23,798	—	3,847	25,561	29,408	8,724	20,684	—	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714	31,288	39,002	10,819	28,183	—	2007 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2017

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Freehold, NJ	2,460	2,475	—	3,166	3,675	6,841	1,008	5,833	—	2005 (C)
Hamilton, NJ	8,039	49,896	—	11,774	86,615	98,389	37,712	60,677	—	2003 (A)
Mays Landing, NJ	49,033	107,230	—	45,353	113,920	159,273	52,022	107,251	56,009	2004 (A)
Mays Landing, NJ	36,224	56,949	—	34,535	61,069	95,604	27,571	68,033	—	2004 (A)
Princeton, NJ	13,448	74,249	—	14,455	99,199	113,654	55,380	58,274	53,747	1997 (A)
Union, NJ	7,650	15,689	—	7,650	25,015	32,665	8,753	23,912	—	2007 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	71,858	85,989	26,166	59,823	—	2004 (A)
Horseheads, NY	829	3,630	—	4,008	24,829	28,837	9,063	19,774	—	2008 (C)
Apex, NC	9,576	43,619	—	10,521	56,320	66,841	20,183	46,658	—	2006 (C)
Charlotte, NC	27,707	45,021	—	27,707	50,682	78,389	11,751	66,638	—	2011 (A)
Charlotte, NC	11,224	82,124	—	11,224	92,061	103,285	17,761	85,524	—	2012 (A)
Charlotte, NC	3,600	30,392	—	6,274	46,680	52,954	5,724	47,230	—	2013 (C)
Cornelius, NC	4,382	15,184	—	4,382	21,000	25,382	8,477	16,905	—	2007 (A)
Raleigh, NC	3,317	35,411	—	3,317	38,472	41,789	7,108	34,681	—	2012 (A)
Wilmington, NC	5,529	18,551	1,183	5,529	37,834	43,363	26,948	16,415	—	1989 (C)
Cincinnati, OH	19,572	54,495	—	19,572	71,393	90,965	6,567	84,398	—	2014 (A)
Columbus, OH	12,922	46,006	—	14,078	62,256	76,334	36,231	40,103	47,498	1998 (A)
Columbus, OH	18,716	64,617	—	20,666	70,978	91,644	14,494	77,150	41,641	2011 (A)
Dublin, OH	3,609	11,546	—	3,609	15,105	18,714	8,987	9,727	—	1998 (A)
Mason, OH	2,032	23,788	—	2,032	24,801	26,833	3,108	23,725	—	2014 (A)
North Olmsted, OH	24,352	61,449	—	24,352	64,246	88,598	14,541	74,057	—	2013 (A)
Solon, OH	6,220	7,454	—	6,220	27,300	33,520	15,127	18,393	—	1998 (C)
Stow, OH	993	9,028	—	993	38,070	39,063	20,770	18,293	—	1969 (C)
Stow, OH	1,316	3,961	—	534	2,366	2,900	1,469	1,431	—	2004 (A)
Westlake, OH	424	3,803	201	424	5,516	5,940	3,232	2,708	—	1974 (C)
Gresham, OR	15,234	60,802	—	11,770	48,771	60,541	2,793	57,748	—	2016 (A)
Portland, OR	20,208	50,738	—	20,208	58,601	78,809	10,346	68,463	—	2012 (A)
Erie, PA	9,345	32,006	—	9,345	73,700	83,045	36,070	46,975	—	1995 (C)
Jenkintown, PA	4,705	21,918	—	4,705	25,045	29,750	3,324	26,426	—	2014 (A)
Mechanicsburg, PA	12,574	57,283	—	12,574	57,791	70,365	6,698	63,667	—	2014 (A)
Arecibo, PR	7,965	29,898	—	2,772	13,526	16,298	9,719	6,579	—	2005 (A)
Bayamon, PR	132,074	152,441	—	110,904	175,842	286,746	71,728	215,018	—	2005 (A)
Bayamon, PR	91,645	98,007	—	68,418	99,716	168,134	44,749	123,385	118,933	2005 (A)
Carolina, PR	28,522	76,947	—	28,601	72,362	100,963	30,463	70,500	68,262	2005 (A)
Cayey, PR	18,226	25,101	—	18,538	26,021	44,559	10,485	34,074	19,933	2005 (A)
Fajardo, PR	4,376	41,199	—	4,376	43,700	48,076	15,910	32,166	23,969	2005 (A)
Guayama, PR	1,960	18,721	—	1,298	13,618	14,916	7,024	7,892	11,205	2005 (A)

SCHEDULE III

DDR Corp.

Real Estate and Accumulated Depreciation

December 31, 2017

(In thousands)

										Total Cost,
	Initial Cost			Total Cost(1)						Net of			Date of
		Buildings &				Buildings &			Accumulated	Accumulated			Construction (C)
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation(2)	Depreciation	Encumbrances		Acquisition (A)
Hatillo, PR	101,219	105,465	—	60,804		95,911		156,715	52,102	104,613	—		2005 (A)
Humacao, PR	16,386	74,059	—	16,386		37,139		53,525	17,437	36,088	—		2005 (A)
Isabela, PR	8,175	41,094	—	8,236		40,576		48,812	16,944	31,868	21,054		2005 (A)
Rio Piedras, PR	10,338	23,285	—	7,549		20,445		27,994	10,346	17,648	—		2005 (A)
Vega Baja, PR	7,076	18,684	—	3,851		9,278		13,129	5,711	7,418	—		2005 (A)
Charleston, SC	3,479	9,850	—	3,479		20,302		23,781	11,537	12,244	—		2003 (A)
Columbia, SC	2,950	29,065	—	2,950		39,934		42,884	6,408	36,476	—		2013 (A)
Mount Pleasant, SC	2,430	10,470	—	2,341		23,011		25,352	13,976	11,376	—		1995 (A)
Brentwood, TN	6,101	25,956	—	6,101		27,636		33,737	4,090	29,647	—		2013 (A)
Hendersonville, TN	3,249	9,068	—	3,249		9,123		12,372	4,433	7,939	1,508		2003 (A)
Highland Village, TX	5,545	28,365	—	5,545		30,382		35,927	5,493	30,434	—		2013 (A)
Houston, TX	15,179	60,407	—	12,281		50,923		63,204	5,880	57,324	—		2015 (A)
Kyle, TX	2,548	7,349	—	10,426		22,654		33,080	5,151	27,929	—		2009 (C)
Mesquite, TX	7,051	25,531	—	6,612		24,197		30,809	3,990	26,819	—		2013 (A)
San Antonio, TX	3,475	37,327	—	4,873		51,295		56,168	22,598	33,570	23,385		2002 (C)
San Antonio, TX	5,602	39,196	—	10,158		114,233		124,391	34,403	89,988	—		2007 (C)
San Antonio, TX	2,381	6,487	—	2,381		23,172		25,553	8,773	16,780	—		2007 (A)
Dumfries, VA	12,911	10,092	—	11,566		9,236		20,802	1,066	19,736	—		2014 (A)
Fairfax, VA	15,681	68,536	—	15,681		69,525		85,206	9,802	75,404	—		2013 (A)
Midlothian, VA	4,754	20,273	—	4,754		25,777		30,531	4,723	25,808	—		2013 (A)
Richmond, VA	11,879	34,736	—	11,879		36,174		48,053	12,844	35,209	—		2007 (A)
Springfield, VA	17,016	40,038	—	17,016		41,183		58,199	14,561	43,638	—		2007 (A)
Vancouver, WA	4,169	25,769	—	3,239		20,903		24,142	3,025	21,117	—		2014 (A)
Brookfield, WI	4,791	16,023	—	4,791		22,109		26,900	5,322	21,578	—		2013 (A)
Brown Deer, WI	8,465	32,652	—	8,465		38,266		46,731	8,906	37,825	—		2013 (A)
West Allis, WI	2,371	10,982	—	1,703		12,696		14,399	5,789	8,610	—		2003 (A)
Portfolio Balance (DDR) - unencumbered	47,559	196,500	—	47,559		196,500		244,059	91,096	152,963	—
Portfolio Balance (DDR) - encumbered	—	3,844	—	—		3,844		3,844	—	3,844	—
	$1,849,496	$5,482,803	$3,727	$1,779,480	(3)	$6,468,523	(4)	$8,248,003	$1,953,479	$6,294,524	$640,553	(5)

(1)	The aggregate cost for federal income tax purposes was approximately $9.1 billion at December 31, 2017.
(2)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(3)	Includes $40.7 million of land under development at December 31, 2017.
(4)	Includes $41.8 million of construction in progress at December 31, 2017.
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $0.5 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$9,244,058	$10,128,199	$10,335,785
Acquisitions	82,137	130,512	226,885
Developments, improvements and expansions	119,651	148,521	305,772
Adjustments of property carrying values	(345,282)	(109,912)	(279,021)
Disposals	(852,561)	(1,053,262)	(461,222)
Balance at end of year	$8,248,003	$9,244,058	$10,128,199

The changes in Accumulated Depreciation and Amortization are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,996,176	$2,062,899	$1,909,585
Depreciation for year	285,484	317,402	309,462
Disposals	(328,181)	(384,125)	(156,148)
Balance at end of year	$1,953,479	$1,996,176	$2,062,899

SCHEDULE IV

DDR Corp.

Mortgage Loans on Real Estate

December 31, 2017

(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages(C)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loans
Retail
Borrower A	9.0%	Jun-23	I	$20,500	$7,500	$7,541	$—
Borrower B	9.0%	Jun-19	I	44,000	12,040	12,134	—
				64,500	19,540	19,675	—
Investments in and Advances to Joint Ventures
Borrower C	8.5%	Oct-21	QI	759,894	300,000	220,656	—
Borrower D	8.5%	Dec-22	QI	193,300	82,634	57,120	—
				$1,017,694	$402,174	$297,451	$—
(A)	I = Interest only; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2017, are estimated.
(C)	The aggregate cost for federal income tax purposes is $358.5 million.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$442,826	$437,144	$357,754
Additions during period:
New mortgage loans	—	11,139	82,634
Interest	28,116	36,499	27,131
Accretion of discount	269	1,038	980
Deductions during period:
Provision for loan loss reserve	(61,000)	—	—
Collections of principal and interest	(112,760)	(42,994)	(31,355)
Balance at close of period	$297,451	$442,826	$437,144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDR Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2018.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Matthew L. Ostrower	Executive Vice President, Chief Financial Officer & Treasurer
Matthew L. Ostrower	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting Officer
Christa A. Vesy	(Principal Accounting Officer)

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Thomas Finne	Director
Thomas Finne

/s/ Robert H. Gidel	Director
Robert H. Gidel

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem