Form 10-Q
period 2018-03-31
DDR CORP
filed 2018-05-04
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had 369,277,668 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2018

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2018	December 31, 2017
Assets
Land	$1,700,502	$1,738,792
Buildings	5,599,708	5,733,451
Fixtures and tenant improvements	696,787	693,280
	7,996,997	8,165,523
Less: Accumulated depreciation	(1,963,427)	(1,953,479)
	6,033,570	6,212,044
Construction in progress and land	77,033	82,480
Total real estate assets, net	6,110,603	6,294,524
Investments in and advances to joint ventures, net	333,659	383,813
Cash and cash equivalents	16,560	92,611
Restricted cash	49,257	2,113
Accounts receivable, net	100,464	108,695
Casualty insurance receivable	65,547	58,583
Notes receivable, net	19,675	19,675
Other assets, net	214,681	210,059
	$6,910,446	$7,170,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,917,833	$2,810,100
Unsecured term loan	198,452	398,130
Revolving credit facilities	120,000	—
	2,236,285	3,208,230
Secured indebtedness:
Mortgage indebtedness	1,505,235	641,082
	1,505,235	641,082
Total indebtedness	3,741,520	3,849,312
Accounts payable and other liabilities	317,916	344,774
Dividends payable	78,687	78,549
Total liabilities	4,138,123	4,272,635
Commitments and contingencies
DDR Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	150,000	150,000
Common shares, with par value, $0.10 stated value; 600,000,000 shares authorized; 369,344,148 and 368,512,410 shares issued at March 31, 2018 and December 31, 2017, respectively	36,934	36,851
Additional paid-in capital	5,522,874	5,513,197
Accumulated distributions in excess of net income	(3,315,974)	(3,183,134)
Deferred compensation obligation	7,668	8,777
Accumulated other comprehensive loss	(1,311)	(1,106)
Less: Common shares in treasury at cost: 584,236 and 612,629 shares at March 31, 2018 and December 31, 2017, respectively	(7,774)	(8,653)
Total DDR shareholders' equity	2,767,417	2,890,932
Non-controlling interests	4,906	6,506
Total equity	2,772,323	2,897,438
	$6,910,446	$7,170,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2018	2017
Revenues from operations:
Minimum rents	$146,887	$167,229
Percentage and overage rents	1,808	1,699
Recoveries from tenants	51,354	57,476
Fee and other income	13,019	14,017
Business interruption income	2,000	—
	215,068	240,421
Rental operation expenses:
Operating and maintenance	29,757	32,991
Real estate taxes	32,023	34,329
Impairment charges	30,444	21,973
Hurricane casualty loss	750	—
General and administrative	16,115	31,072
Depreciation and amortization	74,424	90,884
	183,513	211,249
Other income (expense):
Interest income	5,341	8,392
Interest expense	(44,040)	(51,827)
Other income (expense), net	(61,607)	(4)
	(100,306)	(43,439)
Loss before earnings from equity method investments and other items	(68,751)	(14,267)
Equity in net income (loss) of joint ventures	8,786	(1,665)
Reserve of preferred equity interests	(3,961)	(76,000)
Loss before tax expense	(63,926)	(91,932)
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	18	(223)
Loss from continuing operations	(63,908)	(92,155)
Gain on disposition of real estate, net	10,011	38,127
Net loss	$(53,897)	$(54,028)
Income attributable to non-controlling interests, net	(256)	(213)
Net loss attributable to DDR	$(54,153)	$(54,241)
Preferred dividends	(8,383)	(5,594)
Net loss attributable to common shareholders	$(62,536)	$(59,835)

Per share data:
Basic	$(0.17)	$(0.16)
Diluted	$(0.17)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2018	2017
Net loss	$(53,897)	$(54,028)
Other comprehensive (loss) income:
Foreign currency translation, net	(399)	192
Change in fair value of interest-rate contracts	3	435
Change in cash flow hedges reclassed to earnings	117	178
Total other comprehensive (loss) income	(279)	805
Comprehensive loss	$(54,176)	$(53,223)
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(256)	(213)
Foreign currency translation, net	74	(45)
Total comprehensive income attributable to non-controlling interests	(182)	(258)
Total comprehensive loss attributable to DDR	$(54,358)	$(53,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$36,851	$5,513,197	$(3,183,134)	$8,777	$(1,106)	$(8,653)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	83	5,782	—	—	—	—	—	5,865
Stock-based compensation, net	—	—	3,015	—	(1,109)	—	879	—	2,785
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(70,304)	—	—	—	—	(70,304)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive (loss) income	—	—	—	(54,153)	—	(205)	—	182	(54,176)
Balance, March 31, 2018	$525,000	$36,934	$5,522,874	$(3,315,974)	$7,668	$(1,311)	$(7,774)	$4,906	$2,772,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(53,897)	$(54,028)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	74,424	90,884
Stock-based compensation	1,728	5,243
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	10,103	906
Loss on extinguishment of debt	48,606	—
Equity in net (income) loss of joint ventures	(8,786)	1,665
Reserve of preferred equity interests, net	3,961	76,000
Operating cash distributions from joint ventures	1,786	1,806
Gain on disposition of real estate, net	(10,011)	(38,127)
Impairment charges	30,444	21,973
Interest rate hedging activities	(4,833)	—
Change in notes receivable accrued interest	818	(2,479)
Net change in accounts receivable	5,183	2,694
Net change in accounts payable and accrued expenses	(21,929)	(8,521)
Net change in other operating assets and liabilities	(19,836)	(6,109)
Total adjustments	111,658	145,935
Net cash flow provided by operating activities	57,761	91,907
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(86,028)
Real estate developed and improvements to operating real estate	(34,702)	(28,138)
Proceeds from disposition of real estate	135,464	113,170
Equity contributions to joint ventures	(59)	(21,506)
Distributions from unconsolidated joint ventures	16,759	2,900
Repayment of joint venture advances	36,072	—
Repayment of notes receivable	—	167
Net cash flow provided by (used for) investing activities	153,534	(19,435)
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	120,000	90,000
Repayment of senior notes	(924,751)	—
Repayment of term loan and mortgage debt	(678,721)	(63,302)
Payment of debt issuance costs	(32,379)	(132)
Proceeds from mortgages payable	1,350,000	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	5,149	3,500
Redemption of operating partnership units	(736)	—
Distributions to non-controlling interests and redeemable operating partnership units	(214)	(209)
Dividends paid	(78,549)	(75,253)
Net cash flow used for financing activities	(240,201)	(45,396)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,906)	27,076
Cash, cash equivalents and restricted cash, beginning of period	94,724	39,225
Cash, cash equivalents and restricted cash, end of period	$65,817	$66,302

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

On December 14, 2017, the Company announced its intention to spin off 50 shopping centers in 2018, representing $2.8 billion of gross book asset value, as of March 31, 2018, composed of 38 continental U.S. assets and all 12 of DDR’s shopping centers in Puerto Rico, into a separate, publicly-traded real estate investment trust (“REIT”), Retail Value Inc. (“RVI”).  At March 31, 2018, RVI was a wholly-owned subsidiary of DDR Corp.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2018 and 2017, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $240.1 million and $284.1 million as of March 31, 2018 and December 31, 2017, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2018	2017
Accounts payable related to construction in progress	$16.6	$12.5
Receivable and reduction of real estate assets, net - related to hurricane casualty	5.7	—
Dividends declared	78.7	75.4
Conversion of Operating Partnership Units	0.9	—

Common Shares

The Company declared common share dividends of $0.19 per share for each of the three months ended March 31, 2018 and 2017.

New Accounting Standards Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single, comprehensive, five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification (“ASC”).  The new guidance was effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  The Company has adopted the new accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018 using the modified retrospective approach and therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that are not completed as of the date of initial application and the impact of the adoption was not material (Note 2).

Real Estate Sales

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“Topic 610”) for gains and losses from the sale and/or transfer of real estate property. Topic 610 eliminates guidance specific to real estate sales in ASC 360-20.  As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The effective date of this guidance coincides with revenue recognition guidance discussed in Note 2.  On January 1, 2018, the Company adopted Topic 610 using the modified retrospective approach for contracts that are not completed as of the date of initial application.  The Company has determined that the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard, including where the Company is a lessor under its tenant lease agreements and a lessee under its ground leases.  The Company may have a change in presentation on its consolidated statements of operations with regards to Recoveries from Tenants, which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance.  The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  On March 28, 2018, the FASB tentatively approved targeted improvements to the Leases standard that provides lessors with a practical expedient by class of underlying assets to not separate non-lease components from the lease component.  Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the stand alone lease component would be classified as an operating lease if accounted for separately.  The Company will elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominate characteristics if the underlying asset meets the two criteria defined above.

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

2.	Revenue Recognition

The Company has adopted the new accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018 using the modified retrospective approach and therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that are not completed as of the date of initial application.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed in Note 1.

Historically, the majority of the Company’s lease commission revenue has been recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue will generally be recognized in its entirety upon lease execution. The impact of adopting Topic 606 on the Company’s consolidated financial statements with respect to the change in revenue recognition as related to lease commissions revenue at January 1, 2018 and for the three months ended March 31, 2018 was not material.

The following is disclosure of the Company’s revenue recognition policies:

Rental Revenue

Minimum rents from tenants in shopping centers generally range from one month to 30 years and are recognized on a straight-line basis over the noncancelable term of the lease, which include the effects of applicable rent steps and abatements.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.

Recoveries from tenants

Revenues associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, are recognized in the period the related expenses are incurred.

Lease Termination Fees

Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.

Ancillary income and other property income

Ancillary and other property-related income, primarily composed of leasing vacant space to temporary tenants, kiosk income, parking and theatre income, is recognized in the period earned.

Business Interruption Income

The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated.  This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period the Company experiences lost revenue from the damaged properties.

Disposition of Real Estate

Sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commission, and development fees.  These revenues are derived from the Company’s management agreements with unconsolidated joint ventures and is recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  These contracts are generally five years in duration with ongoing one-year extension options by the Company.

Asset and Property Management Fees

Asset and Property management services include property maintenance, tenant coordination, accounting and financial services.  Asset and Property management services represent a series of distinct daily services.  Accordingly, the Company satisfies the performance obligation as services are rendered over time.

The Company is compensated for property management services through a monthly management fee earned based on a specified percentage of the monthly rental receipts generated from the property under management.  The Company is compensated for asset management services through a fee that is billed to the customer quarterly in arrears and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate capital contributions for assets under management at the end of the quarter.

Property Leasing

The Company provides strategic advice and execution to its unconsolidated joint ventures in connection with the leasing of retail space.  The Company is compensated for services in the form of a commission.  The commission is paid upon the occurrence of certain contractual events which may be contingent.  For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g. payment of first month’s rent or tenant move-in). The Company typically satisfies its performance obligation at a point in time when control is transferred; generally, at the time of the first contractual event where there is a present right to payment.  The Company looks to history, experience with a customer, and deal specific considerations, to support its judgement that the second contingency will be met.  Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Development Services

Development services consist of construction management oversight services such as hiring general contractors, reviewing plans and specification, performing inspections, reviewing documentation and accounting services.  These services represent a series of distinct services and are recognized over time as services are rendered.   The Company is compensated monthly for services based on percentage of aggregate amount spent on the construction during the month.

Contract Assets

Contract assets represent assets for revenue that has been recognized in advance of billing the customer and for which the right to bill is contingent upon something other than the passage of time. This is common for contingent portions of commissions.  The portion of payments retained by the customer until the second contingent event is not considered a significant financing component because the right to payment is expected to become unconditional within one year or less.  Contract assets are transferred to receivables when the right to payment becomes unconditional.

Revenue from contracts with customers is included in Fee and Other Income on the consolidated statement of operations and was composed of the following (in thousands):

	Three Months
	Ended March 31,
	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$5,596	$6,173
Leasing commissions	1,622	1,867
Development fees	325	584
Total revenue from contracts with customers	7,543	8,624
Other fee income:
Ancillary and other property income	4,343	4,332
Lease termination fees	521	178
Other	612	883
Total fee and other income	$13,019	$14,017

The aggregate amount of receivables from contracts with customers was $1.7 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively.

The significant changes in the contract asset balances during the quarter are as follows (in thousands):

Balance as of January 1, 2018	$1,371
Contract assets recognized	661
Contract assets billed	(672)
Balance as of March 31, 2018	$1,360

All revenue from contracts with customers meets the exemption criteria for variable consideration directly allocable to wholly unsatisfied performance obligations or unsatisfied promise within a series and; therefore, the Company does not disclose the value of transaction price allocated to unsatisfied performance obligations.  There is no fixed consideration included in the transaction price for any of these revenues.

3.	Investments in and Advances to Joint Ventures

At March 31, 2018 and December 31, 2017, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 125 and 136 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2018	December 31, 2017
Condensed Combined Balance Sheets
Land	$1,066,607	$1,126,703
Buildings	2,923,406	3,057,072
Fixtures and tenant improvements	211,327	213,989
	4,201,340	4,397,764
Less: Accumulated depreciation	(949,879)	(962,038)
	3,251,461	3,435,726
Construction in progress and land	52,417	53,928
Real estate, net	3,303,878	3,489,654
Cash and restricted cash	73,828	155,894
Receivables, net	43,289	51,396
Other assets, net	164,029	174,832
	$3,585,024	$3,871,776

Mortgage debt	$2,357,965	$2,501,163
Notes and accrued interest payable to the Company	2,526	1,365
Other liabilities	145,259	156,076
	2,505,750	2,658,604
Redeemable preferred equity – DDR	309,744	345,149
Accumulated equity	769,530	868,023
	$3,585,024	$3,871,776

Company's share of accumulated equity	$122,593	$132,710
Redeemable preferred equity, net(A)	236,925	277,776
Basis differentials	(25,422)	(24,973)
Deferred development fees, net of portion related to the Company's interest	(2,963)	(3,065)
Amounts payable to the Company	2,526	1,365
Investments in and Advances to Joint Ventures, net	$333,659	$383,813

(A)	Includes PIK of $7.9 million and $6.3 million, which was fully reserved at March 31, 2018 and December 31, 2017, respectively.

	Three Months
	Ended March 31,
	2018	2017
Condensed Combined Statements of Operations
Revenues from operations(A)	$114,525	$127,048
Expenses from operations:
Operating expenses	34,381	36,668
Impairment charges	16,910	52,657
Depreciation and amortization	39,677	45,096
Interest expense	24,243	30,130
Preferred share expense	6,508	8,128
Other (income) expense, net	7,421	6,573
	129,140	179,252
Loss from continuing operations	(14,615)	(52,204)
Gain (loss) on disposition of real estate, net	38,020	(173)
Net income (loss) attributable to unconsolidated joint ventures	$23,405	$(52,377)
Company's share of equity in net income (loss) of joint ventures	$8,473	$(5,293)
Basis differential adjustments(B)	313	3,628
Equity in net income (loss) of joint ventures	$8,786	$(1,665)
(A)	Revenue from operations is subject to leasing or other standards.
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

Service fees and income earned by the Company through management, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings joint ventures are as follows (in millions):

	Three Months
	Ended March 31,
	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$5.6	$6.2
Development fees and leasing commissions	1.9	2.4
Total revenue from contracts with customers	7.5	8.6
Other:
Interest income	5.0	7.5
Other	0.5	0.7
Total fee and other income	$13.0	$16.8

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	March 31, 2018	Net of Reserve	Inception	March 31, 2018
BRE DDR III	Oct 2014	$19.6	$300.0	$230.2	$181.6	70	35
BRE DDR IV	Dec 2015	12.9	82.6	66.7	50.4	6	6
			$382.6	$296.9	$232.0

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

The Company reassessed the aggregate valuation allowance at March 31, 2018, with respect to its preferred investments in BRE DDR III and BRE DDR IV.  Based upon actual timing and values of recent property sales as well as current market assumptions, the Company adjusted the aggregate valuation allowance by $4.0 million, resulting in a net valuation allowance of $65.0 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has the right to defer up to 2.0% of the 8.5% preferred fixed distributions as a payment in kind distribution or “PIK.”  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the preferred fixed distribution will become impaired.  As a result of the valuation allowances recorded, the Company no longer recognizes as interest income the 2.0% PIK.  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

Disposition of Shopping Centers

From January 1, 2018 to March 31, 2018, the DDRM Properties joint venture sold nine assets for $150.0 million and the BRE DDR III joint venture sold two assets for $39.2 million. The Company’s pro rata share of the aggregate gain from these sales was $7.4 million.

4.	Other Assets, Net

Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets:
In-place leases, net	$64,869	$71,809
Above-market leases, net	13,250	14,391
Lease origination costs	9,155	10,029
Tenant relations, net	80,560	86,178
Total intangible assets, net(A)	167,834	182,407
Other assets:
Prepaid expenses(B)	26,340	10,806
Other assets(C)	8,198	3,869
Deposits	4,941	5,076
Deferred charges, net	7,368	7,901
Total other assets, net	$214,681	$210,059
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $11.9 million and $16.6 million for the three months ended March 31, 2018 and 2017, respectively.

(B)	Includes prepaid tax assets of $4.0 million at March 31, 2018 and December 31, 2017.
(C)	Includes $4.7 million fair value of an interest rate cap at March 31, 2018 related to the $1.35 billion mortgage loan entered into in 2018 in connection with the planned spin-off (Note 6).

5.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at March 31, 2018	Weighted-Average Interest Rate (A) at March 31, 2018	Maturity Date
Unsecured Credit Facility	$120.0	3.1%	September 2021
PNC Facility	—	N/A	September 2021
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at March 31, 2018.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million, if certain financial covenants are maintained, two six-month options to extend the maturity to September 2022 upon the Company’s request and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at March 31, 2018.

The Company also maintains a $50 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at March 31, 2018) or the Alternative Base Rate, plus a specified spread (0.20% at March 31, 2018), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2018.

6.	Indebtedness

New Secured Financing

On February 14, 2018, certain wholly-owned subsidiaries of RVI (collectively, the “Borrowers”), entered into a Loan Agreement (the “Loan Agreement”) which provides for a secured loan facility in the aggregate principal amount of $1.35 billion (the “Loan Facility”) in connection with the Company’s previously announced plan to spin off 50 properties in 2018 into a separate publicly-traded REIT.  The Borrowers’ obligations to pay principal, interest and other amounts under the Loan Facility are evidenced by certain promissory notes executed by the Borrowers (collectively, the “Notes”) which are secured by, among other things: (i) certain mortgages encumbering the Borrowers’ respective continental U.S. properties (a total of 38 properties); (ii) a pledge of the direct equity interest in the RVI subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of certain reserves and accounts of the Borrowers.  Subsequent to closing, the originating lenders placed the Notes into a securitization trust which issued and sold mortgage-backed securities to investors.

The Loan Facility will mature on February 9, 2021, subject to two successive one-year extensions at Borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the debt yield (as defined and calculated in accordance with the Loan Agreement, but which is the ratio of net operating income of the continental U.S. properties to the outstanding principal amount of the Loan Facility) (the “Debt Yield”) equals or exceeds 11% and the ratio of the outstanding principal amount of the Notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) (the “Loan-to-Value Ratio”) is less than or equal to 50%, and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the Loan-to-Value Ratio is less than or equal to 45%.

The initial weighted-average interest rate applicable to the Notes is equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option.  Borrowers are required to maintain an interest rate cap with respect to the principal amount of the Notes having (i) during the initial term of the Loan Facility, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties.  Mortgage-backed securities securitized by the Notes were sold by the lenders to investors at a blended rate (prior to exercise of any extension option) of one-month LIBOR plus a spread of 2.91% per annum; the spread paid increased to 3.15% per annum based on terms included in the originating lenders’ initial financing commitment to Borrowers.  Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time.

The Loan Facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the Borrowers for general corporate purposes.  An Amortization Period will be deemed to commence in the event the Borrowers fail to achieve a Debt Yield of 10.8%, 11.9%, 14.1% and 19.2% as of March 31, 2019, September 30, 2019, March 31, 2020 and September 30, 2020, respectively. In the event an Amortization Period occurs, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, DDR management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the Notes.  During an Amortization Period, cash flow from the Borrowers’ operations will only be made available to RVI to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid by RVI in shares of its common stock.

Subject to certain conditions described in the Loan Agreement, the Borrowers may prepay principal amounts outstanding under the Loan Facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the Loan Agreement.  No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the Loan Facility allocated to it (the “Allocated Loan Amount”).  The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the Notes (i.e. the property’s “release price”) will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its Allocated Loan Amount;
•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its Allocated Loan Amount; and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its Allocated Loan Amount.

Once the aggregate principal amount of the Notes is less than $270.0 million, 100% of net proceeds from the sales of continental U.S. properties must be applied towards prepayment of the Notes.  Properties in Puerto Rico do not have Allocated Loan Amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the Notes, except that the Borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

Voluntary prepayments made by the Borrowers (including prepayments made with proceeds from asset sales) up to $337.5 million in the aggregate will be applied ratably to the senior and junior tranches of the Notes.  All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of Notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of Notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion.  As a result, it is expected that the weighted average interest rate of the Notes will increase during the term of the Loan Facility.

In the event of a default, the contract rate of interest on the Notes will increase to the lesser of (i) the maximum rate allowed by law, or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the Loan Agreement) plus 1.0%.  The Notes contain other terms and provisions that are customary for instruments of this nature.

In addition, a certain Environmental Indemnity Agreement and a certain Guaranty Agreement was executed in favor of the lenders under which RVI, a wholly-owned subsidiary of DDR at March 31, 2018, agreed to indemnify the lenders for certain environmental risks and guaranty the Borrowers’ obligations under the exceptions to the non-recourse provisions in the Loan Agreement.  The Loan Agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature.  The Loan Agreement also includes customary events of default, including, among others, principal and interest payment defaults, and breaches of affirmative or negative covenants; the Loan Agreement does not contain any financial maintenance covenants.  Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the Loan Agreement and other agreements executed in connection therewith or applicable law, including accelerating the Loan Facility and realizing on the real property collateral or pledged collateral.

Debt Repayments

In the first quarter of 2018, in connection with the $1.35 billion mortgage loan and asset sales, the Company repaid $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 through a tender offer, $452.5 million of mortgage debt and $200.0 million of an unsecured term loan.  In connection with the redemption of the senior unsecured notes, the Company paid make-whole amounts totaling $28.4 million.  These make whole amounts are included in Other Income (Expense), net in the Company’s consolidated statements of operations.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 5) and unsecured and secured indebtedness, excluding extension options, as of March 31, 2018, are as follows (in thousands):

Year	Amount
2018	$25,582
2019	97,241
2020	41,684
2021(A)	1,513,412
2022	453,724
Thereafter	1,653,680
3,785,323
Unamortized fair market value of assumed debt	2,292
Net unamortized debt issuance costs	(46,095)
Total indebtedness	$3,741,520
(A)	Includes $1.35 billion RVI mortgage.
7.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $258.0 million and $299.0 million at March 31, 2018 and December 31, 2017, respectively, as compared to the carrying amounts of $257.0 million and $297.9 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,917,833	$1,937,522	$2,810,100	$2,884,272
Revolving Credit Facilities and term loans	318,452	320,218	398,130	400,119
Mortgage Indebtedness	1,505,235	1,538,103	641,082	653,185
	$3,741,520	$3,795,843	$3,849,312	$3,937,576

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the mortgage (Note 6).  The fair value of the interest rate cap was $4.7 million at March 31, 2018, and was included in Other Assets.  Changes in fair value are marked to market to earnings in Other Income (Expense).  For the three months ended March 31, 2018, the Company recorded $0.1 million of expense.

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements.  To accomplish this objective, the Company generally uses interest rate instruments as part of its interest rate risk management strategy.  The Company is exposed to credit risk in the event of non-performance by the counterparties.  The Company believes it mitigates its credit risk by entering into these arrangements with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate positions or other derivative interest rate instruments based on market conditions.  The Company has not, and does not plan to enter into any derivative financial instruments for trading or speculative purposes.

8.	Commitments and Contingencies

Hurricane Casualty Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At March 31, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged by Hurricane Maria and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.  With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 27, or 82% of such tenants, were open as of April 24, 2018, including seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).  Although some tenant spaces remain untenantable, as of April 24, 2018, 85% of leased GLA was open for business, excluding Plaza Palma Real (or 81% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment. The Company is working with its consultants to finalize the scope and schedule of work to be performed. Restoration work has already started at certain shopping centers, including Plaza Palma Real.  The Company anticipates that repairs will be substantially complete at all of the 12 properties by the third quarter of 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company expects that its casualty insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue.  Certain continental-U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of March 31, 2018, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $76.7 million.  However, the Company is still assessing the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Casualty Insurance Receivable was $65.5 million at March 31, 2018, which represents estimated insurance recoveries related to the net book value of the property damage written off as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  The outstanding receivable is recorded as Casualty Insurance Receivable on the Company’s consolidated balance sheets as of March 31, 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three months ended March 31, 2018, rental revenues of $3.8 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated.  This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  In the first quarter of 2018, the Company received insurance proceeds of approximately $2.0 million related to business interruption lost rental claims, which is recorded on the Company’s consolidated statement of operations as Business Interruption Income.

9.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2017	$(2,100)	$994	$(1,106)
Other comprehensive income (loss) before reclassifications	3	(325)	(322)
Change in cash flow hedges reclassed to earnings(A)	117	—	117
Net current-period other comprehensive income (loss)	120	(325)	(205)
Balance, March 31, 2018	$(1,980)	$669	$(1,311)
(A)

Includes amortization classified in Interest Expense of $0.1 million in the Company’s consolidated statement of operations for the three months ended March 31, 2018, which was previously recognized in accumulated other comprehensive loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months
	Ended March 31,
	2018	2017
Assets marketed for sale(A)	$30.4	$22.0
Reserve of preferred equity interests(B)	4.0	76.0
Total impairment charges	$34.4	$98.0
(A)

The impairments recorded during the three months ended March 31, 2018 primarily were triggered by indicative bids received and changes in market assumptions due to disposition process.  The impairments recorded during the three months ended March 31, 2017 primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows.

(B)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2018
Long-lived assets held and used	$—	$—	$201.1	$201.1	$30.4
Preferred equity interests	—	—	232.0	232.0	4.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	March 31, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$92.1	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	109.0	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	7.4%
Reserve of preferred equity interests	232.0	Discounted Cash Flow	Discount Rate	8.4%-9.0%
			Terminal Capitalization Rate	7.9%-8.5%
			NOI Growth Rate	1%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.	Earnings Per Share

The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2018	2017
Numerators – Basic and Diluted
Loss from continuing operations	$(63,908)	$(92,155)
Plus: Gain on disposition of real estate	10,011	38,127
Plus: Income attributable to non-controlling interests	(256)	(213)
Less: Preferred dividends	(8,383)	(5,594)
Less: Earnings attributable to unvested shares and operating partnership units	(203)	(251)
Net loss attributable to common shareholders after allocation to participating securities	$(62,739)	$(60,086)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	369,120	366,430
Loss Per Share:
Basic	$(0.17)	$(0.16)
Diluted	$(0.17)	$(0.16)

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$207,511	$14		$207,525
Revenue from contracts with customers	7,543	—		7,543
Total revenues	215,054	14		215,068
Rental operation expenses	(61,780)	—		(61,780)
Net operating income	153,274	14		153,288
Impairment charges	(30,444)			(30,444)
Depreciation and amortization	(74,424)			(74,424)
Interest income		5,341		5,341
Other income (expense), net			$(61,607)	(61,607)
Unallocated expenses(A)			(60,137)	(60,137)
Hurricane casualty loss	(750)			(750)
Equity in net income of joint ventures	8,786			8,786
Reserve of preferred equity interests		(3,961)		(3,961)
Loss from continuing operations				$(63,908)
As of March 31, 2018:
Total gross real estate assets	$8,074,030			$8,074,030
Notes receivable, net(B)		$256,600	$(236,925)	$19,675

	Three Months Ended March 31, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$231,782	$15		$231,797
Revenue from contracts with customers	8,624	—		8,624
Total revenues	240,406	15		240,421
Rental operation expenses	(67,320)	—		(67,320)
Net operating income	173,086	15		173,101
Impairment charges	(21,973)			(21,973)
Depreciation and amortization	(90,884)			(90,884)
Interest income		8,392		8,392
Other income (expense), net			$(4)	(4)
Unallocated expenses(A)			(83,122)	(83,122)
Equity in net loss of joint ventures	(1,665)			(1,665)
Reserve of preferred equity interests		(76,000)		(76,000)
Loss from continuing operations				$(92,155)
As of March 31, 2017:
Total gross real estate assets	$9,185,537			$9,185,537
Notes receivable, net(B)		$369,200	$(319,305)	$49,895

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of March 31, 2018, the Company’s portfolio consisted of 258 shopping centers (including 126 shopping centers owned through joint ventures).  These properties consist of 246 shopping centers owned in the continental United States and 12 in Puerto Rico.  At March 31, 2018, the Company owned and managed approximately 89 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).  At March 31, 2018, the aggregate occupancy of the Company’s operating shopping center-portfolio was 90.9%, and the average annualized base rent per occupied square foot was $15.81.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands except per share amounts):

	Three Months
	Ended March 31,
	2018	2017
Net loss attributable to common shareholders	$(62,536)	$(59,835)
FFO attributable to common shareholders	$29,516	$22,212
Operating FFO attributable to common shareholders	$97,750	$108,533
Loss per share – Diluted	$(0.17)	$(0.16)

For the three months ended March 31, 2018, net loss attributable to common shareholders increased compared to the prior year, primarily due to debt extinguishment charges and transaction costs of $61.6 million recorded in 2018 partially offset by lower impairment charges and the reserve on preferred equity investments in 2017.

In December 2017, the Company announced its intent to spin off a portfolio of 50 assets that includes 38 continental U.S. assets and all 12 of its Puerto Rico assets into a separate publicly-traded company named Retail Value Inc. (“RVI”) that will seek to realize value for shareholders through operations and asset sales. These assets had a combined gross book value of approximately $2.8 billion and mortgage debt of $1.35 billion as of March 31, 2018.   Looking forward, the Company believes that the combination of realization of value in RVI and growth in cash flows at the remaining assets in DDR should translate into net asset value growth over time for its investors.  In February 2018, the Company completed $1.35 billion of mortgage financing in advance of the spin-off transaction.

After the completion of the spin-off, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio.  Additional growth opportunities include a renewed focus on redevelopment of strong assets remaining in the DDR portfolio and opportunistic investments.  Other opportunities include expansion and reformatting to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers, both of which the Company believes will generate higher blended rental rates and operating cash flows.  In addition to the deleveraging efforts, management intends to use proceeds from the sale of lower growth assets to fund redevelopment and opportunistic investing.

The following is a summary of the Company’s operational and transactional activity execution in the first quarter of 2018:

•

In February 2018, in connection with the spin-off transaction, the Company completed $1.35 billion of mortgage financing and repaid $452.5 million of mortgage debt, $900 million aggregate principal amount of senior unsecured debt and $200 million of an unsecured term loan using proceeds from the new financing, along with asset sale proceeds;

•

The Company sold 15 shopping centers and land parcels for $365.9 million (including 11 shopping centers held in joint ventures), or $208.7 million at the Company’s share;  In addition, one of the assets designated for inclusion in RVI was sold in April 2018 for $80.8 million;

•

The Company leased approximately 1.1 million square feet in the first three months of 2018, including 68 new leases and 163 renewals for a total of 231 leases.  The remaining 2018 lease expirations at March 31, 2018, aggregated approximately 2.4 million square feet of GLA, as compared to 4.2 million square feet of GLA as of December 31, 2017.  The remaining 2.4 million square feet represents approximately 56.2% of total annualized base rent of 2018 expiring leases as of December 31, 2017;

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2017, the Company had 735 leases expiring in 2018, with an average base rent per square foot of $18.20.  For the comparable leases executed in the first three months of 2018, the Company generated positive leasing spreads on a pro rata basis of 19.4% for new leases and 3.7% for renewals.  The new lease spread of 19.4% is higher than the full-year 2017 spread of 11.1% on a pro rata basis and is in line with the historical average.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated;

•	The Company’s total portfolio average annualized base rent per square foot increased to $15.81 at March 31, 2018, as compared to $15.77 at December 31, 2017, and $15.27 at March 31, 2017;
•

The aggregate occupancy of the Company’s operating shopping center portfolio was 90.9% at March 31, 2018, as compared to 91.1% at December 31, 2017 and 92.3% at March 31, 2017.  The decrease in the occupancy rate since December 31, 2017 primarily was due to increased vacancy within the Puerto Rico portfolio driven by the termination of a Toys “R” Us lease as part of the retailer’s bankruptcy proceedings;

•

For new leases executed during the first three months of 2018, the Company expended a weighted-average cost of $6.22 per rentable square foot for tenant improvements and lease commissions over the lease term, as compared to $3.51 for leases executed in the first three months of 2017.  The Company generally does not expend a significant amount of capital on lease renewals and

•

“New DDR” represents the results of the assets that will remain in DDR after the completion of both the spin-off of RVI and the previously announced disposition program.  The aggregate occupancy of New DDR was 93.3% and the total portfolio average annualized base rent per square foot was $16.02 at March 31, 2018.  For leases executed in the first three months of 2018, New DDR generated positive leasing spreads on a pro rata basis of 21.2% for new leases and 6.4% for renewals.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2017, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2018	2017	$ Change
Base and percentage rental revenues(A)	$148,695	$168,928	$(20,233)
Recoveries from tenants(B)	51,354	57,476	(6,122)
Fee and other income(C)	13,019	14,017	(998)
Business interruption income(D)	2,000	—	2,000
Total revenues (E)	$215,068	$240,421	$(25,353)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties(1)	$(4.8)
Acquisition of shopping centers	0.1
Development or redevelopment properties	(0.2)
Disposition of shopping centers	(14.5)
Straight-line rents	(0.8)
Total	$(20.2)
(1)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio March 31,		Wholly-Owned Shopping Centers March 31,		Joint Venture Shopping Centers March 31,
	2018	2017	2018	2017	2018	2017
Centers owned	258	309	132	158	126	151
Aggregate occupancy rate	90.9%	92.3%	90.7%	92.2%	91.1%	92.5%
Average annualized base rent per occupied square foot	$15.81	$15.27	$16.64	$15.94	$14.54	$14.26

At March 31, 2018 and 2017, the Comparable Portfolio Properties’ aggregate occupancy rate was 91.0% and 92.4%, respectively, and the average annualized base rent per occupied square foot was $16.57 and $16.01, respectively.  The decrease in occupancy rates primarily was due to a combination of anchor store tenant lease expirations and bankruptcies throughout 2017 and, to a lesser extent, disposition activity that occurred during the year.  Also, the 2018 occupancy rates above reflect the impact of unabsorbed vacancies related to Toys “R” Us and other bankruptcies in previous years.

(B)

The decrease primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 89.5% and 93.4% of reimbursable operating expenses and real estate taxes for the three-month periods ended March 31, 2018 and 2017, respectively.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above in 2017.  Also, 2018 was impacted by a reduction in income associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

(C)

The decrease is primarily a result of the sale of joint venture assets in 2018 and 2017.  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain cancellation provisions and the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

(D)

Represents payments received in the first quarter of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.

(E)

The Company did not record $3.8 million of revenues in the first quarter of 2018 because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2018	2017	$ Change
Operating and maintenance(A)	$29,757	$32,991	$(3,234)
Real estate taxes(A)	32,023	34,329	(2,306)
Impairment charges(B)	30,444	21,973	8,471
Hurricane casualty loss(C)	750	—	750
General and administrative(D)	16,115	31,072	(14,957)
Depreciation and amortization(A)	74,424	90,884	(16,460)
	$183,513	$211,249	$(27,736)

(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(1.0)	$0.3	$(6.6)
Acquisition of shopping centers	—	0.1	—
Development or redevelopment properties	0.2	(0.2)	(0.4)
Disposition of shopping centers	(2.4)	(2.5)	(9.5)
	$(3.2)	$(2.3)	$(16.5)

Depreciation expense for Comparable Portfolio Properties was lower in 2018, primarily as a result of assets that were fully amortized in 2017.

(B)

The Company recorded impairment charges in the first quarter of 2018, related to four operating shopping centers marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

The Hurricane Casualty Loss is more fully described in “Sources and Uses of Capital” later in this section and Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

(D)

General and administrative expenses were approximately 4.9% and 8.4% of total revenues, for 2018 and 2017, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In 2017, the Company recorded a separation charge aggregating $11.5 million.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2018	2017	$ Change
Interest income(A)	$5,341	$8,392	$(3,051)
Interest expense(B)	(44,040)	(51,827)	7,787
Other income (expense), net(C)	(61,607)	(4)	(61,603)
	$(100,306)	$(43,439)	$(56,867)
(A)

The change in the amount of interest income recognized primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).  At March 31, 2018, the Company had a gross preferred investment of $296.9 million plus $5.0 million of accrued interest, with an annual interest rate of 8.5% due from its two joint ventures with Blackstone.  This balance excludes a $65.0 million valuation allowance.  The Company does not recognize as interest income the 2.0% non-cash, or Paid In Kind (“PIK”), component of the 8.5% fixed distribution.  The Company’s recognition of the cash distributions from the securities remains unchanged and earns interest at 6.5%.  In the first quarter of 2018, the Company received $36.1 million in preferred equity repayments.  Blackstone may sell certain assets owned through the joint venture and use the proceeds to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Three Months
	Ended March 31,
	2018	2017
Weighted-average loan receivable outstanding (in millions)	$323.4	$413.7
Weighted-average interest rate	6.7%	8.3%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2018	2017
Weighted-average debt outstanding (in billions)	$3.8	$4.6
Weighted-average interest rate	4.4%	4.5%

The reduction in the weighted average debt outstanding from the comparable prior-year period is a result of the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.5% and 4.4% for the three-month periods ended March 31, 2018 and 2017, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.3 million for the three months ended March 31, 2018, compared to $0.4 million for the comparable period in 2017.

(C)

Other income (expense) was composed of $56.4 million of debt extinguishment costs primarily a result of make-whole amounts and other costs incurred from the redemption of senior unsecured notes and other mortgage debt repaid with the Company entering into the $1.35 billion mortgage financing agreement.  In addition, the Company recorded $5.2 million of costs related to the announced RVI spin-off transaction.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2018	2017	$ Change
Equity in net income (loss) of joint ventures(A)	$8,786	$(1,665)	$10,451
Reserve of preferred equity interests(B)	(3,961)	(76,000)	72,039
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	18	(223)	241
(A)

The increase primarily was the result of asset sales.  In the first quarter of 2018, two unconsolidated joint ventures sold 11 assets of which the Company’s share of the gain was $7.4 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net Loss (in thousands)

	Three Months
	Ended March 31,
	2018	2017	$ Change
Gain on disposition of real estate, net(A)	$10,011	$38,127	$(28,116)
Income attributable to non-controlling interests, net	(256)	(213)	(43)
Net loss attributable to DDR(B)	(54,153)	(54,241)	88
(A)	The Company sold four shopping centers and land for a gross sales price of $140.6 million.
(B)

The decrease in net loss is primarily attributable to debt extinguishment and transaction costs recorded in 2018, offset by lower impairment charges and the reserve of preferred equity interests in 2017.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017	$ Change
FFO attributable to common shareholders(A)	$29,516	$22,212	$7,304
Operating FFO attributable to common shareholders(B)	97,750	108,533	(10,783)
(A)	The increase primarily was a result of debt extinguishment charges and transaction costs, offset by a lower reserve on preferred equity interests and the impact of asset sales.
(B)	The decrease primarily was attributable to the dilutive impact of deleveraging asset sales offset by a reduction in general and administrative expenses.

The Company’s reconciliation of net loss attributable to common shareholders computed in accordance with GAAP to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2018	2017
Net loss attributable to common shareholders	$(62,536)	$(59,835)
Depreciation and amortization of real estate investments	72,859	88,649
Equity in net (income) loss of joint ventures	(8,786)	1,665
Joint ventures' FFO(A)	7,170	6,582
Non-controlling interests (OP Units)	53	76
Impairment of depreciable real estate assets	30,444	21,973
Gain on disposition of depreciable real estate	(9,688)	(36,898)
FFO attributable to common shareholders	29,516	22,212
Reserve of preferred equity interests	3,961	76,000
Hurricane casualty loss(B)	2,535	—
Separation charges	—	11,471
Other (income) expense, net(C)	61,607	(1)
Joint ventures – debt extinguishment and other	454	80
Gain on disposition of non-depreciable real estate, net	(323)	(1,229)
Non-operating items, net	68,234	86,321
Operating FFO attributable to common shareholders	$97,750	$108,533

(A)

At March 31, 2018 and 2017, the Company had an economic investment in unconsolidated joint venture interests related to, 125 and 150 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands:

	Three Months
	Ended March 31,
	2018	2017
Net income (loss) attributable to unconsolidated joint ventures	$23,405	$(52,377)
Depreciation and amortization of real estate investments	39,677	45,096
Impairment of depreciable real estate assets	16,910	52,657
(Gain) loss on disposition of depreciable real estate, net	(38,020)	173
FFO	$41,972	$45,549
FFO at DDR's ownership interests	$7,170	$6,582
Operating FFO at DDR's ownership interests	$7,625	$6,662

(B)	The hurricane casualty loss is summarized as follows (in thousands):

Three Months
Ended March 31,
2018
Lost tenant revenue	$3,784
Business interruption income	(2,000)
Clean up costs and other uninsured expenses	751
$2,535

(C)Amounts included in other income/expense as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017
Debt extinguishment costs, net	$56,432	—
Transaction and other (income) expense, net	5,175	(1)
	$61,607	$(1)

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and includes assets owned in comparable periods (15 months for quarter comparisons).  In addition, due to the impact of Hurricane Maria on its properties in Puerto Rico in 2017, as discussed in “Contractual Obligations and Other Commitments,” the Company also excludes its Puerto Rico NOI from SSNOI.  SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net loss computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Three Months Ended March 31,
	2018	2017	2018	2017
Net loss attributable to DDR	$(54,153)	$(54,241)	$(54,153)	$(54,241)
Fee income	(8,111)	(9,440)	(8,111)	(9,440)
Interest income	(5,341)	(8,392)	(5,341)	(8,392)
Interest expense	44,040	51,827	44,040	51,827
Depreciation and amortization	74,424	90,884	74,424	90,884
General and administrative	16,115	31,072	16,115	31,072
Other expense, net	61,607	4	61,607	4
Impairment charges	30,444	21,973	30,444	21,973
Hurricane casualty loss	750	—	750	—
Equity in net (income) loss of joint ventures	(8,786)	1,665	(8,786)	1,665
Reserve of preferred equity interests	3,961	76,000	3,961	76,000
Tax (benefit) expense	(18)	223	(18)	223
Gain on disposition of real estate	(10,011)	(38,127)	(10,011)	(38,127)
Income from non-controlling interests	256	213	256	213
Consolidated NOI	$145,177	$163,661	$145,177	$163,661
DDR's consolidated joint venture	—	—	(398)	(410)
Consolidated NOI, net of non-controlling interests	$145,177	$163,661	$144,779	$163,251

Net income (loss) from unconsolidated joint ventures	$23,405	$(52,377)	$8,452	$(5,237)
Interest expense	24,243	30,130	3,749	4,883
Depreciation and amortization	39,677	45,096	5,181	5,548
Impairment charges	16,910	52,657	846	6,260
Preferred share expense	6,508	8,128	325	406
Other expense, net	7,421	6,573	1,289	1,073
(Gain) loss on disposition of real estate, net	(38,020)	173	(7,448)	8
Unconsolidated NOI	$80,144	$90,380	$12,394	$12,941

Total Consolidated + Unconsolidated NOI	$225,321	$254,041	$157,173	$176,192
Less: Non-Same Store NOI adjustments and Puerto Rico NOI	(34,068)	(64,224)	(30,594)	(51,511)
Total SSNOI	$191,253	$189,817	$126,579	$124,681

SSNOI % Change	0.8%		1.5%

Comparison of 2018 to 2017

The increase in SSNOI for the first quarter of 2018 as compared to 2017 primarily is due to rental increases, as well as favorable settlements and bad debt expense.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $3.8 billion at March 31, 2018, compared to $3.9 billion at December 31, 2017.

2018 Financing Activities

In February 2018, RVI, a wholly-owned subsidiary of the Company, entered into a $1.35 billion mortgage loan in connection with the Company’s previously announced plan to spin off 50 properties in mid-year 2018 into a separate publicly-traded company.  The mortgage loan matures in February 2021 and is subject to two one-year extensions option, at the Company’s option, provided certain conditions are met.  At March 31, 2018, the mortgage loan was secured by (i) 38 properties owned by RVI in the continental U.S. (ii) a pledge of the equity of RVI’s subsidiaries that own 12 properties in Puerto Rico and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any Borrowers.  The mortgage loan bears interest at an annual rate of one-month LIBOR plus 315 basis points, provided that such spread is subject to defined increases during each extension period.  In connection with this financing, the Company entered into an interest rate cap agreement for a notional amount of $1.35 billion having a LIBOR strike rate of 3.0%.  The loan is structured as an interest only loan subject to certain amortization requirements in the event RVI’s continental U.S. properties fail to meet certain debt yield thresholds on or after March 31, 2019.

Proceeds from the RVI mortgage loan and asset sales in 2018 were used to repay $452.5 million of outstanding mortgage debt, $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 and $200 million of an unsecured term loan.  The Company incurred $56.4 million of aggregate debt extinguishment costs which include $28.4 million of make-whole amounts for the redemption of senior unsecured notes included in Other Expense on the Company’s consolidated statement of operations.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility”), which provides for maximum borrowing availability of $50 million (together with the Unsecured Credit Facility and the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at March 31, 2018), or the Alternate Base Rate, as defined in the respective facility plus a specified spread (0.20% at March 31, 2018).  The Company also pays an annual facility fee (0.25% at March 31, 2018) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings and their successors (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2018, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

Equity

Common Shares

The Company has a $250 million continuous equity program.  At April 24, 2018, the Company had all $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of March 31, 2018

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes refinancing short-term debt maturities in order to increase the weighted-average duration of its indebtedness and scheduling future debt maturities in a balanced manner over the long term. The following depicts the Company’s consolidated debt outstanding at March 31, 2018, which matures within the subsequent 13 month period (April 2019), and compares that amount to the cash and restricted cash available to fund debt repayments and availability of the Revolving Credit Facilities (in millions):

July 2018 Senior Note maturity	$22.2
February 2019 mortgage debt maturities	96.6
Pro forma debt maturities at March 31, 2018	$118.8

Cash and cash equivalents at March 31, 2018	$16.6
Borrowing capacity available on Revolving Credit Facilities at March 31, 2018	$880.0

At March 31, 2018, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand was sufficient to repay debt maturities through April 2019.  As discussed above, the Company is looking to strengthen its balance sheet and reduce leverage, and as a result, the Company may utilize net asset sale proceeds to repay debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

The Company has substantially addressed all of its 2018 consolidated mortgage debt maturities.  Management believes the scheduled debt maturities in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of March 31, 2018

Indebtedness of the Company’s unconsolidated joint ventures at March 31, 2018, which matures within the subsequent 13 month period (April 2019), is as follows (in millions):

	Outstanding at March 31, 2018	At DDR Share
DDR – SAU Retail Fund, LLC(A)	$58.8	$11.8
BRE DDR Retail Holdings IV(B)	121.5	6.1
DDRTC Core Retail Fund, LLC(B)	185.6	27.8
BRE DDR Retail Holdings III(C)	478.1	23.9
Total debt maturities through April 2019	$844.0	$69.6

(A)	Refinanced six properties in April 2018 for $41.6 million maturing April 2028.
(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(C)	Repaid $5.2 million in connection with the sale of one asset in April 2018. Expect to extend $430.9 million at the joint venture’s option in accordance with the loan agreement.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017
Cash flow provided by operating activities	$57,761	$91,907
Cash flow provided by (used for) investing activities	153,534	(19,435)
Cash flow used for financing activities	(240,201)	(45,396)

Changes in cash flow for the year ended March 31, 2018, compared to the prior year are described as follows:

Operating Activities:  Cash provided by operating activities decreased $34.1 million primarily due to the impact of asset sales, partially offset by a decrease in interest and general administrative expense.

Investing Activities:  Cash provided by investing activities increased $173.0 million primarily due to the following:

•	Reduction in real estate assets acquired and developed of $79.5 million;
•	Increase in repayments from notes receivable of $35.9 million;
•	Net change in equity contributions to/distributions from joint ventures of $35.3 million and
•	Higher proceeds of $22.3 million from disposition of real estate in 2018.

Financing Activities:  Cash used for financing activities increased $194.8 million primarily due to issuance of mortgages payable, aggregating $1.3 billion, net of loan costs, partially offset by net increase in repayments of outstanding debt of $1.5 billion.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $78.7 million and $75.4 million for the three months ended March 31, 2018 and 2017, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first three months of 2018.

The Company declared a quarterly dividend of $0.19 per common share for the first quarter of 2018.  The Board of Directors of the Company expects to continue to monitor the 2018 dividend policy and provide for adjustments (including with any consummation of the previously announced spin-off of RVI) as determined to be in the best interests of the Company and its shareholders to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

In December 2017, DDR announced its intention to spin off 50 assets that includes 38 continental U.S. assets and the entirety of its Puerto Rico portfolio into a separate, publicly-traded company, RVI, in the summer of 2018. These properties comprise 16 million square feet of Company-owned GLA and are located in 17 states and Puerto Rico.  It is expected that the assets placed into RVI, which have a combined gross book value of $2.8 billion and mortgage debt of $1.35 billion as of March 31, 2018, will realize value for its shareholders through operations and asset sales.  It is expected that RVI will be managed by DDR.

The Company remains committed to strengthening the balance sheet, improving liquidity and lowering leverage, as well as lowering its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Dispositions

During the three months ended March 31, 2018, the Company sold four shopping center properties, aggregating 0.9 million square feet, which together with land sales generated proceeds totaling $140.6 million.  The Company recorded a net gain of $10.0 million.  In addition, two of the Company’s unconsolidated joint ventures sold 11 shopping center assets, aggregating 1.2 million square feet, for a gross sales price of $189.2 million, of which the Company’s proportionate share of the gain was $7.4 million.  In addition, from April 1, 2018 through April 24, 2018, the Company sold five operating assets, including the first RVI asset (Silver Spring Square in Harrisburg, Pennsylvania), and three assets owned by a joint venture, for an aggregate sales price of $116.6 million at the Company’s share. The asset sales from the joint ventures with Blackstone triggered preferred equity repayments received by the Company of $36.1 million from January 1, 2018 through April 24, 2018.

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

Redevelopment Opportunities

One of the important benefits of the Company’s asset class is the ability to phase redevelopment projects over time until appropriate leasing levels can be achieved.  To maximize the return on capital spending, the Company generally adheres to strict investment criteria thresholds.  A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate and the Company’s ratio of big box tenants versus small shop space.

The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2018 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2018.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2018, the $1.7 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 155 acres of this land, which has a recorded cost basis of approximately $24 million, is available for future development.

Included in Construction in Progress and Land at March 31, 2018, was $21 million of recorded costs related to undeveloped land for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at March 31, 2018, the Company has invested approximately $116 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially completed within two years of the construction commencement date.  At March 31, 2018, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2018
Kenwood Square (Cincinnati, Ohio)	2Q18	$31,171	$25,474
Lee Vista Promenade (Orlando, Florida)	1Q19	39,342	29,816
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	9,208
Kmart Shopping Center (Tampa, Florida)	4Q20	27,731	1,991
Shoppers World (Boston, Massachusetts)	TBD	20,426	395
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	853
Total		$155,018	$67,737

For redevelopment assets completed in 2018, the assets placed in service were completed at a cost of approximately $129 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.4 billion and $2.9 billion at March 31, 2018 and 2017, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At March 31, 2018, the Company’s capitalization consisted of $3.8 billion of debt, $525 million of preferred shares and $2.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $7.33, the closing price of the Company’s common shares on the New York Stock Exchange at March 29, 2018, the last trading day of March), resulting in a debt to total market capitalization ratio of 0.54 to 1.0, as compared to the ratio of 0.48 to 1.0 at March 31, 2017.  The closing price of the common shares on the New York Stock Exchange was $12.53 at March 31, 2017.  At March 31, 2018 and 2017, the Company’s total debt consisted of $2.1 billion and $3.8 billion of fixed-rate debt, respectively, and $1.7 billion and $0.7 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had addressed all of its 2018 consolidated mortgage debt maturities.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.  The Company’s scheduled principal payments as of March 31, 2018 are presented in Note 6, “Indebtedness,” to the Company’s consolidated financial statements included herein and reflect the refinancings and repayments in the first quarter of 2018, as discussed in the Liquidity Section included earlier in this section.

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $23.4 million for its consolidated properties at March 31, 2018.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new or existing construction loans, asset sales or borrowings under the Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $6.5 million related to the maintenance of its properties and general and administrative expenses.  The Company has entered into agreements with general contractors related to the repair and restoration work for its properties in Puerto Rico.  See further discussion below.

Hurricane Casualty Loss

In 2017, Hurricane Maria made landfall in Puerto Rico. At March 31, 2018, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of these assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, and HVAC system damage and water intrusion.  Although some tenant spaces remain untenantable, as of April 24, 2018, 85% of leased GLA in Puerto Rico was open for business, excluding Plaza Palma Real (or 81% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment.  The Company is working with its consultants to finalize the scope and schedule of work to be performed.  Restoration work has started at certain shopping centers, including Plaza Palma Real. The Company anticipates that the repairs will be substantially complete at the 12 properties by the end of the third quarter of 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate casualty insurance claim, which includes costs to repair and rebuild, will approximate $150 million.  This amount excludes casualty insurance proceeds due from certain continental-U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  In addition, the Company estimates that its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through June 30, 2018 to be approximately $30 million.  These estimates are subject to change as the Company continues to assess the costs to repair damage. The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials and changes in the scope of work to be performed.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies.  However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three months ended March 31, 2018, rental revenues of $3.8 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  In the first quarter of 2018, the Company received insurance proceeds of $2.0 million related to business interruption lost rental claims, which is recorded on the Company’s consolidated statement of operations as Business Interruption Income.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

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

ECONOMIC CONDITIONS

Despite the recent tenant bankruptcies and increase in e-commerce, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2018 and 2019.  This is evidenced by the continued stable volume of leasing activity, which was more than one million square feet of space for new leases and renewals for the first quarter of 2018, as well as almost seven million square feet of space for new leases and renewals for the year ended December 31, 2017.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies which include T.J. Maxx, Marshalls, Sierra Trading, HomeGoods and HomeSense at 4.4% and Bed Bath & Beyond which includes Bed Bath & Beyond, World Market, buybuy Baby and Christmas Tree Shops at 3.3%).  Other significant tenants include Walmart/Sam’s Club, Target, Five Below, Dick’s Sporting Goods, Ross Stores, Lowe’s and Ulta, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Walmart/Sam’s Club, Dick’s Sporting Goods, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the last few years.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced, discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business, including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers.  These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space at higher rents to a stronger retailer.   There can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  The shopping center portfolio occupancy was 90.9% at March 31, 2018, and 91.1% at December 31, 2017 and 92.3% at March 31, 2017.  The total portfolio average annualized base rent per occupied square foot was $15.81 at March 31, 2018, as compared to $15.77 at December 31, 2017 and $15.27 at March 31, 2017.  The increase primarily was due to continued lease up and renewal of the existing portfolio at positive rental spreads.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units; however, the per square foot cost to do so has been consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2018 was $6.22 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

As discussed above in “Contractual Obligations and Commitments”, at March 31, 2018, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA.  These assets represent 11.8% of the Company’s total consolidated revenue and 11.7% of the Company’s consolidated revenue less operating expenses (i.e., net operating income) for the three months ended March 31, 2018.  These assets account for 6.8% of Company-owned GLA, including the unconsolidated joint ventures at March 31, 2018.  There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico.  The impact of Hurricane Maria has further exacerbated these concerns. The Company’s assets experienced varying degrees of damage due to the hurricane. The Company has been actively working with its insurer relating to both its property damage and business interruption claims.  The Company believes that the tenants in these assets (many of which are U.S. retailers such as Walmart/Sam’s Club, Bed Bath & Beyond (Bed Bath & Beyond, World Market, buybuy Baby and Christmas Tree Shops) and the TJX Companies (T.J. Maxx, Marshalls, Sierra Trading, HomeGoods and HomeSense)) typically cater to the local consumers’ desire for value and convenience, often provide consumers with day-to-day necessities and should withstand redevelopment pressures and reopen their locations in Puerto Rico. With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 27 or 82% of such tenants, were open as of April 24, 2018, including all seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).  In addition, as of April 24, 2018, the percentage of leased GLA in Puerto Rico that has reopened since the hurricane is 85%, excluding Plaza Palma Real.  The Company further believes that these tenants represent a source of stable, high-quality cash flow for the Company’s assets.

There can be no assurance that the hurricane relief efforts will be completed in a timely manner, or at all, or that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). In December 2017, the Company announced its intention to spin off 50 assets into a separate, publicly-traded company that would include all 12 assets in Puerto Rico.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

•

The Company may fail to complete its previously announced spin-off of the RVI properties in which case the retention of those assets could adversely affect the Company's performance and the market price of the Company's common shares;

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co-

venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized;

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
•

The Company may not realize anticipated returns from its real estate assets outside the continental United States (the Company owns 12 assets in Puerto Rico through RVI), which may carry risks in addition to those the Company faces with its continental U.S. properties and operations.  To the extent the Company pursues opportunities that may subject the Company to different or greater risks than those associated with its operations in the continental U.S., including cultural and consumer differences and differences in applicable laws and political and economic environments, these risks could significantly increase and adversely affect its results of operations and financial condition;

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2018				December 31, 2017
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$2,104.6	6.4	4.3%	56.3%	$3,451.2	5.6	4.2%	89.7%
Variable-Rate Debt	$1,636.9	3.1	4.7%	43.7%	$398.1	2.7	2.9%	10.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at March 31, 2018 and December 31, 2017, is summarized as follows:

	March 31, 2018				December 31, 2017
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$909.8	$152.3	5.1	4.2%	$953.6	$154.6	5.3	4.2%
Variable-Rate Debt	$1,448.2	$180.5	1.1	3.6%	$1,547.6	$200.2	1.3	3.3%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2018 and December 31, 2017, is summarized as follows (in millions):

	March 31, 2018			December 31, 2017
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$2,104.6	$2,125.6	$2,014.2	$3,451.2	$3,537.5	$3,372.7
Company's proportionate share of joint venture fixed-rate debt	$152.3	$145.6	$139.7	$154.6	$150.3	$144.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

In 2018, the Company entered into a $1.35 billion interest rate cap to fix the interest rate on a $1.35 billion mortgage.  As such, a 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2018, would result in an increase in interest expense of approximately $0.8 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2018.  The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2018, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2018	8,296	$9.04	—	—
February 1–28, 2018	43,490	7.48	—	—
March 1–31, 2018	34,640	7.86	—	—
Total	86,426	$7.78	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
4.1

Loan Agreement, dated as of February 14, 2018, between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

4.2

First Amendment to Loan Agreement and Other Loan Documents, dated as of February 27, 2018 between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

4.3

Second Amendment to Loan Agreement and Other Loan Documents, dated as of March 6, 2018 between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

4.4

Third Amendment to Loan Agreement and Other Loan Documents, dated as of March 14, 2018 between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

4.5

Twenty-second Supplemental Indenture, dated as of February 16, 2018, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

10.1

First Amendment to Employment Agreement, dated February 27, 2018, by and between the Company and Christa A. Vesy (Incorporated by Reference to the Current Report on Form 8-K filed with the SEC on February 28, 2018; File No. 001-11690)

10.2	Form of Performance Shares Award Memorandum – CEO & CFO

10.3	Form of Performance Shares Award Memorandum – COO

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2018 and 2017, (iv) Consolidated Statement of Equity for the Three Months Ended March 31, 2018, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 4, 2018