Form 10-Q
period 2018-06-30
DDR CORP
filed 2018-08-03
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 25, 2018, the registrant had 184,657,459 outstanding common shares, $0.10 par value per share.

DDR Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2018

DDR Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Land	$1,667,258	$1,738,792
Buildings	5,439,822	5,733,451
Fixtures and tenant improvements	701,439	693,280
	7,808,519	8,165,523
Less: Accumulated depreciation	(1,970,100)	(1,953,479)
	5,838,419	6,212,044
Construction in progress and land	83,348	82,480
Total real estate assets, net	5,921,767	6,294,524
Investments in and advances to joint ventures, net	321,104	383,813
Cash and cash equivalents	32,067	92,611
Restricted cash	74,730	2,113
Accounts receivable, net	103,781	108,695
Property insurance receivable	49,202	58,583
Notes receivable, net	19,670	19,675
Other assets, net	182,068	210,059
	$6,704,389	$7,170,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,918,263	$2,810,100
Unsecured term loan	198,461	398,130
Revolving credit facilities	45,000	—
	2,161,724	3,208,230
Secured indebtedness:
Mortgage indebtedness	1,428,025	641,082
	1,428,025	641,082
Total indebtedness	3,589,749	3,849,312
Accounts payable and other liabilities	343,612	344,774
Dividends payable	78,690	78,549
Total liabilities	4,012,051	4,272,635
Commitments and contingencies
DDR Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,652,419 and 184,256,205 shares issued at June 30, 2018 and December 31, 2017, respectively	18,465	18,426
Additional paid-in capital	5,543,006	5,531,249
Accumulated distributions in excess of net income	(3,397,993)	(3,183,134)
Deferred compensation obligation	7,718	8,777
Accumulated other comprehensive loss	(1,457)	(1,106)
Less: Common shares in treasury at cost: 262,713 and 306,314 shares at June 30, 2018 and December 31, 2017, respectively	(7,304)	(8,280)
Total DDR shareholders' equity	2,687,435	2,890,932
Non-controlling interests	4,903	6,506
Total equity	2,692,338	2,897,438
	$6,704,389	$7,170,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2018	2017
Revenues from operations:
Minimum rents	$141,678	$164,623
Percentage and overage rents	1,453	1,823
Recoveries from tenants	50,558	55,633
Fee and other income	14,727	14,108
Business interruption income	3,100	—
	211,516	236,187
Rental operation expenses:
Operating and maintenance	31,149	32,150
Real estate taxes	30,478	33,744
Impairment charges	18,060	28,096
Hurricane property loss	224	—
General and administrative	20,187	22,756
Depreciation and amortization	72,462	90,276
	172,560	207,022
Other income (expense):
Interest income	5,016	7,166
Interest expense	(44,913)	(48,908)
Other income (expense), net	(36,255)	(954)
	(76,152)	(42,696)
Loss before earnings from equity method investments and other items	(37,196)	(13,531)
Equity in net income (loss) of joint ventures	3,821	(717)
Adjustment of preferred equity interests	1,625	—
Loss before tax expense	(31,750)	(14,248)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(391)	(473)
Loss from continuing operations	(32,141)	(14,721)
Gain on disposition of real estate, net	29,508	44,599
Net (loss) income	$(2,633)	$29,878
Income attributable to non-controlling interests, net	(696)	(267)
Net (loss) income attributable to DDR	$(3,329)	$29,611
Preferred dividends	(8,383)	(6,399)
Net (loss) income attributable to common shareholders	$(11,712)	$23,212

Per share data:
Basic	$(0.07)	$0.13
Diluted	$(0.07)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2018	2017
Revenues from operations:
Minimum rents	$288,565	$331,852
Percentage and overage rents	3,261	3,522
Recoveries from tenants	101,912	113,109
Fee and other income	27,746	28,125
Business interruption income	5,100	—
	426,584	476,608
Rental operation expenses:
Operating and maintenance	60,906	65,141
Real estate taxes	62,501	68,073
Impairment charges	48,504	50,069
Hurricane property loss	974	—
General and administrative	36,302	53,828
Depreciation and amortization	146,886	181,160
	356,073	418,271
Other income (expense):
Interest income	10,357	15,558
Interest expense	(88,953)	(100,735)
Other income (expense), net	(97,862)	(958)
	(176,458)	(86,135)
Loss before earnings from equity method investments and other items	(105,947)	(27,798)
Equity in net income (loss) of joint ventures	12,607	(2,382)
Reserve of preferred equity interests, net	(2,336)	(76,000)
Loss before tax expense	(95,676)	(106,180)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(373)	(696)
Loss from continuing operations	(96,049)	(106,876)
Gain on disposition of real estate, net	39,519	82,726
Net loss	$(56,530)	$(24,150)
Income attributable to non-controlling interests, net	(952)	(480)
Net loss attributable to DDR	$(57,482)	$(24,630)
Preferred dividends	(16,766)	(11,993)
Net loss attributable to common shareholders	$(74,248)	$(36,623)

Per share data:
Basic	$(0.41)	$(0.20)
Diluted	$(0.41)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(2,633)	$29,878	$(56,530)	$(24,150)
Other comprehensive (loss) income:
Foreign currency translation, net	(314)	345	(713)	537
Change in fair value of interest-rate contracts	(4)	354	(1)	789
Change in cash flow hedges reclassed to earnings	117	199	234	377
Total other comprehensive (loss) income	(201)	898	(480)	1,703
Comprehensive (loss) income	$(2,834)	$30,776	$(57,010)	$(22,447)
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(696)	(267)	(952)	(480)
Foreign currency translation, net	55	(98)	129	(143)
Total comprehensive income attributable to non-controlling interests	(641)	(365)	(823)	(623)
Total comprehensive (loss) income attributable to DDR	$(3,475)	$30,411	$(57,833)	$(23,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	DDR Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	39	5,891	—	—	—	—	—	5,930
Stock-based compensation, net	—	—	4,986	—	(1,059)	—	976	—	4,903
Distributions to non-controlling interests	—	—	—	—	—	—	—	(837)	(837)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(140,611)	—	—	—	—	(140,611)
Dividends declared-preferred shares	—	—	—	(16,766)	—	—	—	—	(16,766)
Comprehensive (loss) income	—	—	—	(57,482)	—	(351)	—	823	(57,010)
Balance, June 30, 2018	$525,000	$18,465	$5,543,006	$(3,397,993)	$7,718	$(1,457)	$(7,304)	$4,903	$2,692,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

DDR Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(56,530)	$(24,150)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	146,886	181,160
Stock-based compensation	4,722	7,976
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	14,235	1,896
Loss on extinguishment of debt	49,016	596
Equity in net (income) loss of joint ventures	(12,607)	2,382
Reserve of preferred equity interests, net	2,336	76,000
Operating cash distributions from joint ventures	3,768	3,446
Gain on disposition of real estate, net	(39,519)	(82,726)
Impairment charges	48,504	50,069
Interest rate hedging activities	(4,538)	—
Assumption of building due to ground lease termination	(2,150)	—
Change in notes receivable accrued interest	968	(3,131)
Net change in accounts receivable	(1,747)	3,519
Net change in accounts payable and accrued expenses	13,805	2,443
Net change in other operating assets and liabilities	(5,394)	(9,742)
Total adjustments	218,285	233,888
Net cash flow provided by operating activities	161,755	209,738
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(86,066)
Real estate developed and improvements to operating real estate	(68,108)	(56,431)
Proceeds from disposition of real estate	301,545	300,474
Hurricane property insurance advance proceeds	20,193	—
Equity contributions to joint ventures	(108)	(69,068)
Distributions from unconsolidated joint ventures	25,141	7,025
Repayment of joint venture advances	46,400	1,190
Repayment of notes receivable	—	31,068
Net cash flow provided by investing activities	325,063	128,192
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	45,000	—
Proceeds from issuance of senior notes, net of offering expenses	—	445,271
Repayment of senior notes	(924,751)	(300,000)
Repayment of term loan and mortgage debt	(758,937)	(74,071)
Payment of debt issuance costs	(32,825)	(532)
Proceeds from issuance of preferred shares, net of offering expenses	—	168,903
Proceeds from mortgages payable	1,350,000	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	5,148	9,884
Redemption of operating partnership units	(736)	—
Distributions to non-controlling interests and redeemable operating partnership units	(406)	(423)
Dividends paid	(157,236)	(150,655)
Net cash flow (used for) provided by financing activities	(474,743)	98,377

Effect of foreign exchange rate changes on cash and cash equivalents	(2)	4
Net increase in cash, cash equivalents and restricted cash	12,075	436,307
Cash, cash equivalents and restricted cash, beginning of period	94,724	39,225
Cash, cash equivalents and restricted cash, end of period	$106,797	$475,536

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

On July 1, 2018, the Company completed a spin-off of 48 shopping centers, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt, as of June 30, 2018, composed of 36 continental U.S. assets and all 12 of DDR’s shopping centers in Puerto Rico, into a separate, publicly-traded real estate investment trust (“REIT”), Retail Value Inc. (“RVI”).  DDR has retained a preferred stock investment in RVI of $190 million and expects to continue to manage the RVI assets pursuant to management agreements.  At June 30, 2018, RVI was a wholly-owned subsidiary of DDR Corp.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and six months ended June 30, 2018 and 2017, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $230.3 million and $284.1 million as of June 30, 2018 and December 31, 2017, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2018	2017
Accounts payable related to construction in progress	$16.7	$15.7
Receivable and reduction of real estate assets, net - related to hurricane	7.8	—
Assumption of building due to ground lease termination	2.2	—
Dividends declared	78.7	76.7
Conversion of Operating Partnership Units	0.9	—

Common Shares

The Company declared common share dividends of $0.38 per share for each of the three months ended June 30, 2018 and 2017 and $0.76 per share for the six months ended June 30, 2018 and 2017.

Effect of Reverse Stock Split on Presentation

In May 2018, the Board of Directors of the Company, pursuant to authority granted by the shareholders, approved a one-for-two reverse stock split of the Company’s common shares as of May 18, 2018.  All share and per share data included in these unaudited condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

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

The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”).  The aggregate revenue earned under Gross Leases is presented as Minimum Rents in the consolidated statements of operations.  In July 2018, the FASB approved targeted improvements to the Leases standard that provides lessors with a practical expedient by class of underlying asset, to avoid separating the non-lease components from the lease component of certain contracts. Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the stand alone lease component would be classified as an operating lease if accounted for separately.  The Company will elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominate characteristics if the underlying asset meets the two criteria defined above.

In addition, the Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at three shopping centers.  Currently, the Company accounts for these arrangements as operating leases.  Under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability on its consolidated balance sheets.  The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease.  Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to the leasing of vacant space.  However, the Company does not believe this change regarding capitalization will have a material impact on its consolidated financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  The Company is in the process of evaluating the impact of this guidance.

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

Historically, the majority of the Company’s lease commission revenue has been recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue will generally be recognized in its entirety upon lease execution. The impact of adopting Topic 606 on the Company’s consolidated financial statements with respect to the change in revenue recognition as related to lease commissions revenue at January 1, 2018 and for the three and six months ended June 30, 2018 was not material.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commission, and development fees.  These revenues are derived from the Company’s management agreements with unconsolidated joint ventures and is recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  These contracts are generally five years in duration with ongoing one-year extension options by the Company. Termination rights under these contracts vary by contract, but generally include termination for cause by either party or due to sale of the property.

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

Revenue from contracts with customers is included in Fee and Other Income on the consolidated statement of operations and was composed of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$4,886	$6,017	$10,482	$12,190
Leasing commissions	1,312	1,461	2,934	3,328
Development fees	303	450	628	1,034
Total revenue from contracts with customers	6,501	7,928	14,044	16,552
Other fee income:
Ancillary and other property income	4,817	4,660	9,160	8,992
Lease termination fees	2,695	630	3,216	808
Other	714	890	1,326	1,773
Total fee and other income	$14,727	$14,108	$27,746	$28,125

The aggregate amount of receivables from contracts with customers was $1.7 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively.

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the contract asset balances during the six months ended June 30, 2018 are as follows (in thousands):

Balance as of January 1, 2018	$1,371
Contract assets recognized	1,191
Contract assets billed	(1,180)
Balance as of June 30, 2018	$1,382

All revenue from contracts with customers meets the exemption criteria for variable consideration directly allocable to wholly unsatisfied performance obligations or unsatisfied promise within a series and, therefore, the Company does not disclose the value of transaction price allocated to unsatisfied performance obligations.  There is no fixed consideration included in the transaction price for any of these revenues.

3.	Investments in and Advances to Joint Ventures

At June 30, 2018 and December 31, 2017, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 114 and 136 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2018	December 31, 2017
Condensed Combined Balance Sheets
Land	$1,008,195	$1,126,703
Buildings	2,748,883	3,057,072
Fixtures and tenant improvements	208,000	213,989
	3,965,078	4,397,764
Less: Accumulated depreciation	(947,136)	(962,038)
	3,017,942	3,435,726
Construction in progress and land	54,151	53,928
Real estate, net	3,072,093	3,489,654
Cash and restricted cash	96,207	155,894
Receivables, net	47,081	51,396
Other assets, net	138,678	174,832
	$3,354,059	$3,871,776

Mortgage debt	$2,189,888	$2,501,163
Notes and accrued interest payable to the Company	2,156	1,365
Other liabilities	136,926	156,076
	2,328,970	2,658,604
Redeemable preferred equity – DDR	300,757	345,149
Accumulated equity	724,332	868,023
	$3,354,059	$3,871,776

Company's share of accumulated equity	$115,644	$132,710
Redeemable preferred equity, net(A)	228,077	277,776
Basis differentials	(21,882)	(24,973)
Deferred development fees, net of portion related to the Company's interest	(2,891)	(3,065)
Amounts payable to the Company	2,156	1,365
Investments in and Advances to Joint Ventures, net	$321,104	$383,813

(A)	Includes PIK that has accrued since March 2017 of $9.3 million and $6.3 million, which was fully reserved at June 30, 2018 and December 31, 2017, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Condensed Combined Statements of Operations
Revenues from operations(A)	$107,759	$126,528	$222,284	$253,576
Expenses from operations:
Operating expenses	32,314	37,691	66,695	74,359
Impairment charges	—	27,850	16,910	80,507
Depreciation and amortization	37,299	47,589	76,976	92,685
Interest expense	24,946	29,004	49,189	59,134
Preferred share expense	6,317	8,239	12,825	16,367
Other (income) expense, net	6,616	9,054	14,037	15,627
	107,492	159,427	236,632	338,679
Income (loss) from continuing operations	267	(32,899)	(14,348)	(85,103)
Gain (loss) on disposition of real estate, net	12,356	(803)	50,376	(976)
Net income (loss) attributable to unconsolidated joint ventures	$12,623	$(33,702)	$36,028	$(86,079)
Company's share of equity in net income (loss) of joint ventures	$3,506	$(1,090)	$11,979	$(6,383)
Basis differential adjustments(B)	315	373	628	4,001
Equity in net income (loss) of joint ventures	$3,821	$(717)	$12,607	$(2,382)
(A)	Revenue from operations is subject to leasing or other standards.
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

Service fees and income earned by the Company through management, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$4.9	$6.0	$10.5	$12.2
Development fees and leasing commissions	1.6	1.9	3.5	4.4
Total revenue from contracts with customers	6.5	7.9	14.0	16.6
Other:
Interest income	4.8	6.3	9.8	13.8
Other	0.7	0.7	1.2	1.4
Total fee and other income	$12.0	$14.9	$25.0	$31.8

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	June 30, 2018	Net of Reserve	Inception	June 30, 2018
BRE DDR III	Oct 2014	$19.6	$300.0	$219.9	$171.2	70	28
BRE DDR IV	Dec 2015	12.9	82.6	66.7	52.0	6	5
			$382.6	$286.6	$223.2

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

The Company reassessed the aggregate valuation allowance at June 30, 2018, with respect to its preferred investments in BRE DDR III and BRE DDR IV.  Based upon actual timing and values of recent property sales, as well as current market assumptions, the Company adjusted the aggregate valuation allowance by a reduction of $1.6 million and an increase of $2.3 million for the three- and six-month periods ending June 30, 2018, respectively, resulting in a net valuation allowance of $63.4 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

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

Disposition of Shopping Centers

From January 1, 2018 to June 30, 2018, the DDRM Properties joint venture sold 12 assets for $191.8 million, the BRE DDR III joint venture sold nine assets for $193.9 million and the BRE DDR IV joint venture sold one asset for $40.0 million. The Company’s pro rata share of the aggregate gain from these sales was $9.3 million.

4.	Other Assets, Net

Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets:
In-place leases, net	$57,059	$71,809
Above-market leases, net	10,978	14,391
Lease origination costs	8,048	10,029
Tenant relations, net	73,811	86,178
Total intangible assets, net(A)	149,896	182,407
Other assets:
Prepaid expenses(B)	12,086	10,806
Other assets(C)	8,321	3,869
Deposits	4,931	5,076
Deferred charges, net	6,834	7,901
Total other assets, net	$182,068	$210,059
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $10.1 million and $16.0 million for the three months ended June 30, 2018 and 2017, respectively, and $22.0 million and $32.6 million for the six months ended June 30, 2018 and 2017, respectively.

(B)

Includes Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017.  In connection with the spin-off of RVI, the Company wrote off the remaining $4.0 million prepaid tax assets to Other Income (Expense), net in the Company’s consolidated statements of operations.

(C)

Includes $4.8 million fair value of an interest rate cap at June 30, 2018 related to the $1.35 billion mortgage loan entered into in February 2018 in connection with the spin-off of RVI on July 1, 2018 (Notes 6 and 13).

5.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at June 30, 2018	Weighted-Average Interest Rate (A) at June 30, 2018	Maturity Date
Unsecured Credit Facility	$45.0	3.3%	September 2021
PNC Facility	—	N/A	September 2021
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at June 30, 2018.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million if certain financial covenants are maintained, two six-month options to extend the maturity to September 2022 upon the Company’s request (subject to satisfaction of certain conditions) and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at June 30, 2018.

The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  In July 2018, the Company permanently reduced the borrowing capacity under the PNC Facility to $20 million (Note 13).

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at June 30, 2018) or the Alternative Base Rate, plus a specified spread (0.20% at June 30, 2018), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at June 30, 2018.

6.	Indebtedness

New Secured Financing

On February 14, 2018, certain wholly-owned subsidiaries of RVI (collectively, the “Borrowers”), entered into a Loan Agreement (the “Loan Agreement”) which provides for a secured loan facility with an initial aggregate principal amount of $1.35 billion (the “Loan Facility”) in connection with the spin-off of RVI.  The Borrowers’ obligations to pay principal, interest and other amounts under the Loan Facility are evidenced by certain promissory notes executed by the Borrowers (collectively, the “Notes”) which are secured by, among other things: (i) certain mortgages encumbering the Borrowers’ respective continental U.S. properties (a total of 36 properties); (ii) a pledge of the direct equity interest in the RVI subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of certain reserves and accounts of the Borrowers.  Subsequent to closing, the originating lenders placed the Notes into a securitization trust which issued and sold mortgage-backed securities to investors.

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

Subject to certain conditions described in the Loan Agreement, the Borrowers may prepay principal amounts outstanding under the Loan Facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the Loan Agreement.  No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the Loan Facility allocated to it (the “Allocated Loan Amount”).  The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the Notes (i.e., the property’s “release price”) will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its Allocated Loan Amount;
•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its Allocated Loan Amount and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its Allocated Loan Amount.

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

In addition, a certain Environmental Indemnity Agreement and a certain Guaranty Agreement was executed in favor of the lenders under which RVI, a wholly-owned subsidiary of DDR at June 30, 2018, agreed to indemnify the lenders for certain environmental risks and guaranty the Borrowers’ obligations under the exceptions to the non-recourse provisions in the Loan Agreement.  The Loan Agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature.  The Loan Agreement also includes customary events of default, including, among others, principal and interest payment defaults, and breaches of affirmative or negative covenants; the Loan Agreement does not contain any financial maintenance covenants.  Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the Loan Agreement and other agreements executed in connection therewith or applicable law, including accelerating the Loan Facility and realizing on the real property collateral or pledged collateral.

At June 30, 2018, the mortgage balance outstanding was $1.27 billion. This mortgage was assumed by RVI in connection with the spin-off of RVI on July 1, 2018 (Note 13).

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

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 5) and unsecured and secured indebtedness, excluding extension options, as of June 30, 2018, are as follows (in thousands):

Year	Amount
2018	$24,487
2019	97,241
2020	41,684
2021(A)	1,332,140
2022	481,068
Thereafter	1,653,894
3,630,514
Unamortized fair market value of assumed debt	2,042
Net unamortized debt issuance costs	(42,807)
Total indebtedness	$3,589,749
(A)	Includes $1.27 billion RVI mortgage, which was assumed by RVI in connection with the spin-off of RVI on July 1, 2018 (Note 13).
7.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $249.1 million and $299.0 million at June 30, 2018 and December 31, 2017, respectively, as compared to the carrying amounts of $248.2 million and $297.9 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,918,263	$1,916,271	$2,810,100	$2,884,272
Revolving Credit Facilities and term loans	243,461	245,202	398,130	400,119
Mortgage Indebtedness	1,428,025	1,458,654	641,082	653,185
	$3,589,749	$3,620,127	$3,849,312	$3,937,576

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the RVI mortgage (Note 6).  At June 30, 2018, the notional amount of the interest rate cap was $1.27 billion.  The fair value of the interest rate cap was $4.8 million at June 30, 2018, and was included in Other Assets.  Changes in fair value are marked to market to earnings in Other Income (Expense).  For the three and six months ended June 30, 2018, the Company recorded income of $0.4 million and $0.2 million, respectively.

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company generally uses interest rate instruments as part of its interest rate risk management strategy.  The Company is exposed to credit risk in the event of non-performance by the counterparties.  The Company believes it mitigates its credit risk by entering into these arrangements with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate positions or other derivative interest rate instruments based on market conditions.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

8.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.  With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 27, or 82% of such tenants, were open as of July 25, 2018, including all seven Walmart stores, a Sam's Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket).  Although some tenant spaces remain untenantable, as of July 25, 2018, 86% of leased GLA was open for business, excluding Plaza Palma Real (or 82% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment. The Company continues to work with its consultants to finalize the scope and schedule of work to be performed. Restoration work is underway at all of the shopping centers, including Plaza Palma Real.  The Company anticipates that repairs will be substantially complete at all 12 properties by the third quarter of 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company expects that its insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue.  Certain continental-U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of June 30, 2018, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $78.8 million.  However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $49.2 million at June 30, 2018, which represents estimated insurance recoveries related to the net book value of the property damage written off as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  The outstanding receivable is recorded as Property Insurance Receivable on the Company’s consolidated balance sheets as of June 30, 2018. The Company received an additional $20.2 million toward the property damage portion of its insurance claim in the second quarter of 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three and six months ended June 30, 2018, rental revenues of $2.8 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated.  This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  For the three and six months ended June 30, 2018, the Company received insurance proceeds of approximately $3.1 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s consolidated statements of operations as Business Interruption Income.

9.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2017	$(2,100)	$994	$(1,106)
Other comprehensive loss before reclassifications	(1)	(584)	(585)
Change in cash flow hedges reclassed to earnings(A)	234	—	234
Net current-period other comprehensive income (loss)	233	(584)	(351)
Balance, June 30, 2018	$(1,867)	$410	$(1,457)
(A)

Includes amortization classified in Interest Expense of $0.2 million in the Company’s consolidated statement of operations for the six months ended June 30, 2018, which was previously recognized in accumulated other comprehensive loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Assets marketed for sale(A)	$18.1	$19.0	$48.5	$41.0
Undeveloped land	—	9.1	—	9.1
(Adjustment) reserve of preferred equity interests(B)	(1.6)	—	2.3	76.0
Total impairment charges	$16.5	$28.1	$50.8	$126.1
(A)

The impairments recorded during the three and six months ended June 30, 2018 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  The impairments recorded during the three and six months ended June 30, 2017 primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows.

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the six months ended June 30, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2018
Long-lived assets held and used	$—	$—	$403.4	$403.4	$48.5
Preferred equity interests	—	—	223.2	223.2	2.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	June 30, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$162.4	Indicative Bid(A)	Indicative Bid(A)	N/A
	241.0	Income Capitalization Approach	Market Capitalization Rate	7.4% - 9.3%
Reserve of preferred equity interests	223.2	Discounted Cash Flow	Discount Rate	8.4% - 8.9%
			Terminal Capitalization Rate	7.9% - 8.4%
			NOI Growth Rate	1%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.	Earnings Per Share

The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).  Further, all per share amounts and average shares outstanding have been restated to reflect the May 2018 reverse stock split described in Note 1.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Numerators – Basic and Diluted
Loss from continuing operations	$(32,141)	$(14,721)	$(96,049)	$(106,876)
Plus: Gain on disposition of real estate	29,508	44,599	39,519	82,726
Plus: Income attributable to non-controlling interests	(696)	(267)	(952)	(480)
Less: Preferred dividends	(8,383)	(6,399)	(16,766)	(11,993)
Less: Earnings attributable to unvested shares and operating partnership units	(650)	(251)	(852)	(502)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(12,362)	$22,961	$(75,100)	$(37,125)
Denominators – Number of Shares
Basic—Average shares outstanding	184,634	183,493	184,595	183,355
Assumed conversion of diluted securities	—	22	—	—
Diluted—Average shares outstanding	184,634	183,515	184,595	183,355
Loss Per Share:
Basic	$(0.07)	$0.13	$(0.41)	$(0.20)
Diluted	$(0.07)	$0.13	$(0.41)	$(0.20)

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$205,001	$14		$205,015
Revenue from contracts with customers	6,501	—		6,501
Total revenues	211,502	14		211,516
Rental operation expenses	(61,627)	—		(61,627)
Net operating income	149,875	14		149,889
Impairment charges	(18,060)			(18,060)
Depreciation and amortization	(72,462)			(72,462)
Interest income		5,016		5,016
Other income (expense), net			$(36,255)	(36,255)
Unallocated expenses(A)			(65,491)	(65,491)
Hurricane property loss	(224)			(224)
Equity in net income of joint ventures	3,821			3,821
Adjustment of preferred equity interests		1,625		1,625
Loss from continuing operations				$(32,141)

	Three Months Ended June 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$228,245	$14		$228,259
Revenue from contracts with customers	7,928	—		7,928
Total revenues	236,173	14		236,187
Rental operation expenses	(65,880)	(14)		(65,894)
Net operating income	170,293	—		170,293
Impairment charges	(28,096)			(28,096)
Depreciation and amortization	(90,276)			(90,276)
Interest income		7,166		7,166
Other income (expense), net			$(954)	(954)
Unallocated expenses(A)			(72,137)	(72,137)
Equity in net loss of joint ventures	(717)			(717)
Loss from continuing operations				$(14,721)

	Six Months Ended June 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$412,511	$29		$412,540
Revenue from contracts with customers	14,044	—		14,044
Total revenues	426,555	29		426,584
Rental operation expenses	(123,407)	—		(123,407)
Net operating income	303,148	29		303,177
Impairment charges	(48,504)			(48,504)
Depreciation and amortization	(146,886)			(146,886)
Interest income		10,357		10,357
Other income (expense), net			$(97,862)	(97,862)
Unallocated expenses(A)			(125,628)	(125,628)
Hurricane property loss	(974)			(974)
Equity in net income of joint ventures	12,607			12,607
Reserve of preferred equity interest, net		(2,336)		(2,336)
Loss from continuing operations				$(96,049)
As of June 30, 2018:
Total gross real estate assets	$7,891,867			$7,891,867
Notes receivable, net(B)		$247,747	$(228,077)	$19,670

	Six Months Ended June 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$460,028	$28		$460,056
Revenue from contracts with customers	16,552	—		16,552
Total revenues	476,580	28		476,608
Rental operation expenses	(133,201)	(13)		(133,214)
Net operating income	343,379	15		343,394
Impairment charges	(50,069)			(50,069)
Depreciation and amortization	(181,160)			(181,160)
Interest income		15,558		15,558
Other income (expense), net			$(958)	(958)
Unallocated expenses(A)			(155,259)	(155,259)
Equity in net loss of joint ventures	(2,382)			(2,382)
Reserve of preferred equity interests		(76,000)		(76,000)
Loss from continuing operations				$(106,876)
As of June 30, 2017:
Total gross real estate assets	$8,972,219			$8,972,219
Notes receivable, net(B)		$337,761	$(318,171)	$19,590

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.
13.	Subsequent Events

Retail Value Inc.

On July 1, 2018, the Company completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of DDR’s shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt.

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a separation and distribution agreement, pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of DDR’s common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of DDR’s common shares received one common share of RVI for every ten shares of DDR common stock held on the record date.  In connection with the spin-off, the Company retained 1,000 shares of RVI’s series A preferred stock having an aggregate preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which DDR will manage RVI and its properties.  Pursuant to these management agreements, the Company will provide RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board, and RVI is not expected to have any employees.  In general, either the Company or RVI may terminate the management agreements on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Revolving Credit Facilities

On July 2, 2018, the Company permanently reduced the availability under the PNC Facility (Note 5) from $50 million to $20 million.  In addition, on July 2, 2018, DDR provided an unconditional guaranty to PNC Bank, National Association (“PNC”) with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse DDR for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate.

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

Executive Summary

The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of June 30, 2018, the Company’s portfolio consisted of 241 shopping centers (including 115 shopping centers owned through joint ventures).  These properties consisted of 229 shopping centers owned in the continental United States and 12 in Puerto Rico.  At June 30, 2018, the Company owned and managed approximately 84.1 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).  At June 30, 2018, the aggregate occupancy of the Company’s operating shopping center-portfolio was 90.8%, and the average annualized base rent per occupied square foot was $15.93.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shareholders	$(11,712)	$23,212	$(74,248)	$(36,623)
FFO attributable to common shareholders	$51,572	$93,125	$81,089	$115,337
Operating FFO attributable to common shareholders	$90,492	$108,770	$188,242	$217,303
(Loss) income per share – Diluted	$(0.07)	$0.13	$(0.41)	$(0.20)

For the six months ended June 30, 2018, net loss attributable to common shareholders increased compared to the prior year, primarily due to debt extinguishment charges and spin-off transaction costs and lower gain on sale of assets recorded in 2018, partially offset by a higher reserve on preferred equity investments in 2017.

Retail Value Inc. Spin-Off

On July 1, 2018, the Company completed the spin-off of Retail Value Inc. (“RVI”), which is composed of a portfolio of 48 assets that includes 36 continental U.S. assets and all 12 of the Company’s Puerto Rico assets. By owning, operating and redeveloping only continental U.S. assets with higher risk-adjusted growth profiles, DDR is expected to provide a more compelling and competitive investment opportunity to public real estate investors.  The RVI assets had a combined gross book value of approximately $2.7 billion and mortgage debt of $1.27 billion as of June 30, 2018. DDR retained a preferred stock investment in RVI of $190 million and is expected to continue to manage the RVI assets pursuant to management agreements.

On May 18, 2018, in anticipation of the spin-off transaction, the Company effected a reverse stock split of its outstanding common shares at a ratio of one-for-two.

In February 2018, in connection with the spin-off transaction, the Company completed $1.35 billion of mortgage financing and repaid $452.5 million of mortgage debt, $900 million aggregate principal amount of senior unsecured debt and $200 million of an unsecured term loan using proceeds from the new financing, along with asset sale proceeds.

Company Activity

After the completion of the spin-off, growth opportunities within the Company’s core property operations include rental increases and continued lease-up of the portfolio.  Additional growth opportunities include a renewed focus on redevelopment of strong assets remaining in the DDR portfolio and opportunistic investments.  Other opportunities include expansion and reformatting to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers, both of which the Company believes will generate higher blended rental rates and operating cash flows.  In addition to its deleveraging efforts, management intends to use proceeds from the sale of lower growth assets to fund redevelopment and opportunistic investing.

The following is a summary of the Company’s operational and transactional activity executed in the first half of 2018:

•	The Company sold 32 shopping centers and land parcels for $786.9 million (including 22 shopping centers held in joint ventures), or $411.3 million at the Company’s share;
•

The Company leased approximately 2.8 million square feet in the first six months of 2018, including 140 new leases and 361 renewals for a total of 501 leases.  The remaining 2018 lease expirations as of June 30, 2018, aggregated approximately 1.4 million square feet of GLA, as compared to 4.2 million square feet of GLA as of December 31, 2017.  The remaining 1.4 million square feet represents approximately 35.8% of total annualized base rent of 2018 expiring leases as of December 31, 2017;

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2017, the Company had 735 leases expiring in 2018, with an average base rent per square foot of $18.20.  For the comparable leases executed in the first half of 2018, the Company generated positive leasing spreads on a pro rata basis of 12.8% for new leases and 4.4% for renewals. The new lease spread of 12.8% is higher than the full-year 2017 spread of 11.1% on a pro rata basis and is in line with the historical average.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated;

•	The Company’s total portfolio average annualized base rent per square foot increased to $15.93 at June 30, 2018, as compared to $15.77 at December 31, 2017, and $15.46 at June 30, 2017;
•

The aggregate occupancy of the Company’s operating shopping center portfolio was 90.8% at June 30, 2018, as compared to 91.1% at December 31, 2017 and 91.5% at June 30, 2017.  The decrease in the occupancy rate since December 31, 2017 primarily was due to increased vacancy driven by the termination of multiple Toys “R” Us leases as part of the retailer’s bankruptcy proceedings, as well as decreases within the Puerto Rico portfolio;

•

For new leases executed during the first half of 2018, the Company expended a weighted-average cost of $7.30 per rentable square foot for tenant improvements and lease commissions over the lease term, as compared to $4.94 for leases executed in the first half of 2017.  The Company generally does not expend a significant amount of capital on lease renewals and

•

The aggregate occupancy of New DDR was 91.3% and the total portfolio average annualized base rent per square foot was $16.14 at June 30, 2018.  For leases executed in the first half of 2018, New DDR generated positive leasing spreads on a pro rata basis of 23.2% for new leases and 5.9% for renewals.  “New DDR” represents the results of the assets that remain in DDR after the completion of the spin-off of RVI on July 1, 2018.

RESULTS OF OPERATIONS

Shopping center properties owned as of January 1, 2017, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Base and percentage rental revenues	$143,131	$166,446	$(23,315)
Recoveries from tenants	50,558	55,633	(5,075)
Fee and other income	14,727	14,108	619
Business interruption income	3,100	—	3,100
Total revenues	$211,516	$236,187	$(24,671)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Base and percentage rental revenues(A)	$291,826	$335,374	$(43,548)
Recoveries from tenants(B)	101,912	113,109	(11,197)
Fee and other income(C)	27,746	28,125	(379)
Business interruption income(D)	5,100	—	5,100
Total revenues (E)	$426,584	$476,608	$(50,024)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties(1)	$(10.3)
Acquisition of shopping centers	0.1
Development or redevelopment properties	(2.4)
Disposition of shopping centers	(30.1)
Straight-line rents	(0.8)
Total	$(43.5)
(1)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio June 30,		Wholly-Owned Shopping Centers June 30,		Joint Venture Shopping Centers June 30,
	2018	2017	2018	2017	2018	2017
Centers owned	241	298	126	148	115	150
Aggregate occupancy rate	90.8%	91.5%	90.5%	91.3%	91.4%	92.0%
Average annualized base rent per occupied square foot	$15.93	$15.46	$16.76	$16.24	$14.63	$14.34

At June 30, 2018 and 2017, the Comparable Portfolio Properties’ aggregate occupancy rate was 90.5% and 91.5%, respectively, and the average annualized base rent per occupied square foot was $16.43 and $16.25, respectively.  The decrease in occupancy rates primarily was due to a combination of anchor store tenant lease expirations and bankruptcies throughout 2017, and to a lesser extent, disposition activity that occurred during the year.  Also, the 2018 occupancy rates above reflect the impact of unabsorbed vacancies related to Toys “R” Us and other bankruptcies in previous years.

(B)

The decrease primarily was driven by the net impact of disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 89.2% and 93.0% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2018 and 2017, respectively.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above as well as conversions to gross leases in Puerto Rico where tenants did not separately contribute toward expenses.  Also, 2018 was impacted by a reduction in income associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

(C)

The decrease primarily is a result of the sale of joint venture assets in 2018 and 2017.  The Company recorded a lease termination fee of $2.2 million in the second quarter of 2018 related to the receipt of a building triggered by an anchor tenant’s termination of a ground lease at a shopping center in Erie, Pennsylvania.  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management or the joint venture fee structure could impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions and the Company’s joint venture partners could dispose of shopping centers under DDR’s management.

(D)

Represents payments received in the first half of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.

(E)

The Company did not record $6.6 million of revenues in the first half of 2018 because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Operating and maintenance	$31,149	$32,150	$(1,001)
Real estate taxes	30,478	33,744	(3,266)
Impairment charges	18,060	28,096	(10,036)
Hurricane property loss	224	—	224
General and administrative	20,187	22,756	(2,569)
Depreciation and amortization	72,462	90,276	(17,814)
	$172,560	$207,022	$(34,462)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Operating and maintenance(A)	$60,906	$65,141	$(4,235)
Real estate taxes(A)	62,501	68,073	(5,572)
Impairment charges(B)	48,504	50,069	(1,565)
Hurricane property loss(C)	974	—	974
General and administrative(D)	36,302	53,828	(17,526)
Depreciation and amortization(A)	146,886	181,160	(34,274)
	$356,073	$418,271	$(62,198)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.1	$(0.1)	$(13.5)
Acquisition of shopping centers	—	0.3	—
Development or redevelopment properties	0.3	(0.4)	(2.3)
Disposition of shopping centers	(4.6)	(5.4)	(18.5)
	$(4.2)	$(5.6)	$(34.3)

Depreciation expense for Comparable Portfolio Properties was lower in 2018, primarily as a result of assets that were fully amortized in 2017 and the impact of impairment charges in previous periods.

(B)

The Company recorded impairment charges in the first half of 2018 related to eight operating shopping centers marketed for sale.  In connection with the preparation of this report, the Company determined that the spin-off of the RVI assets may cause an additional impairment charge of approximately $15 million in the third quarter of 2018 as a result of these assets being considered as held for sale on July 1, 2018, immediately prior to the spin-off.

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

The Hurricane Property Loss is more fully described in “Sources and Uses of Capital” later in this section and Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

(D)

General and administrative expenses were approximately 5.6% and 7.3% of total revenues, for 2018 and 2017, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In 2018 and 2017, the Company recorded separation charges aggregating $4.6 million and $16.6 million, respectively.  For the six months ended June 30, 2018 and 2017, general and administrative expenses of $36.3 million and $53.8 million, respectively, less the separation charges of $4.6 million and $16.6 million, respectively, were approximately 4.9% and 5.1%, respectively, of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Interest income	$5,016	$7,166	$(2,150)
Interest expense	(44,913)	(48,908)	3,995
Other income (expense), net	(36,255)	(954)	(35,301)
	$(76,152)	$(42,696)	$(33,456)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Interest income(A)	$10,357	$15,558	$(5,201)
Interest expense(B)	(88,953)	(100,735)	11,782
Other income (expense), net(C)	(97,862)	(958)	(96,904)
	$(176,458)	$(86,135)	$(90,323)
(A)

The change in the amount of interest income recognized primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).  At June 30, 2018, the Company had a gross preferred investment of $286.6 million plus $4.8 million of accrued interest, with an annual interest rate of 8.5% due from its two joint ventures with Blackstone.  This balance excludes a $63.4 million valuation allowance.  The Company does not recognize as interest income the 2.0% non-cash, or Paid In Kind (“PIK”), component of the 8.5% fixed distribution.  The Company’s recognition of the cash interest payments from the preferred securities remains unchanged and earns interest at 6.5% per annum.  In the first half of 2018, the Company received $46.4 million in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures are expected to be used to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Six Months
	Ended June 30,
	2018	2017
Weighted-average loan receivable outstanding (in millions)	$316.4	$374.6
Weighted-average interest rate	6.7%	8.5%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2018	2017
Weighted-average debt outstanding (in billions)	$3.7	$4.6
Weighted-average interest rate	4.6%	4.4%

The reduction in the weighted average debt outstanding from the comparable prior-year period is a result of the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.6% and 4.3% at June 30, 2018 and June 30, 2017, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, compared to $0.5 million and $0.9 million, respectively, for the comparable periods in 2017.

(C)	Other income (expense) was composed of the following (in millions):

	Six Months
	Ended June 30,
	2018	2017
Transaction costs - spin-off	$(36.5)	$—
Debt extinguishment costs, net	(58.4)	(0.6)
Transaction and other (expense) income, net	(3.0)	(0.4)
	$(97.9)	$(1.0)

Debt extinguishment costs are primarily a result of make-whole amounts, the write-off of unamortized deferred financing costs and other costs incurred from the redemption of senior unsecured notes and other mortgage debt repaid in connection with the Company entering into the $1.35 billion mortgage financing agreement.  In addition, the Company recorded $36.5 million of costs related to the RVI spin-off transaction.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Equity in net income (loss) of joint ventures	$3,821	$(717)	$4,538
Adjustment to preferred equity interests	1,625	—	1,625
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(391)	(473)	82

	Six Months
	Ended June 30,
	2018	2017	$ Change
Equity in net income (loss) of joint ventures(A)	$12,607	$(2,382)	$14,989
Reserve of preferred equity interests(B)	(2,336)	(76,000)	73,664
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(373)	(696)	323

(A)

The increase primarily was the result of asset sales.  In the first half of 2018, three unconsolidated joint ventures sold 22 assets of which the Company’s share of the gain was $9.3 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net Loss (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Gain on disposition of real estate, net	$29,508	$44,599	$(15,091)
Income attributable to non-controlling interests, net	(696)	(267)	(429)
Net (loss) income attributable to DDR	(3,329)	29,611	(32,940)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Gain on disposition of real estate, net(A)	$39,519	$82,726	$(43,207)
Income attributable to non-controlling interests, net	(952)	(480)	(472)
Net loss attributable to DDR(B)	(57,482)	(24,630)	(32,852)
(A)	The Company sold 10 shopping centers and land for a gross sales price of $314.9 million.
(B)

The increase in net loss is primarily attributable to debt extinguishment and spin-off transaction costs and lower gain on sale of assets recorded in 2018, offset by a higher reserve of preferred equity interests in 2017.

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

The Company believes that certain gains and charges recorded in its operating results are not comparable or reflective of its core operating performance.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains on the sale of and/or change in control of interests, gains/losses on the sale of non-depreciable real estate, impairments of non-depreciable real estate, gains/losses on the early extinguishment of debt, transaction costs, hurricane property loss and other restructuring type costs.  The disclosure of these charges and gains is regularly requested by users of the Company’s financial statements.  The adjustment for these charges and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO.  Additionally, the Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could be reasonably expected to recur in future results of operations.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2018	2017	$ Change
FFO attributable to common shareholders	$51,572	$93,125	$(41,553)
Operating FFO attributable to common shareholders	90,492	108,770	(18,278)

	Six Months
	Ended June 30,
	2018	2017	$ Change
FFO attributable to common shareholders(A)	$81,089	$115,337	$(34,248)
Operating FFO attributable to common shareholders(B)	188,242	217,303	(29,061)
(A)

The decrease primarily was a result of debt extinguishment charges and transaction costs related to the spin-off of RVI, offset by a lower reserve on preferred equity interests and the impact of asset sales.

(B)	The decrease primarily was attributable to the dilutive impact of deleveraging asset sales partially offset by a reduction in general and administrative expenses.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shareholders	$(11,712)	$23,212	$(74,248)	$(36,623)
Depreciation and amortization of real estate investments	70,895	88,423	143,755	177,073
Equity in net (income) loss of joint ventures	(3,821)	717	(12,607)	2,382
Joint ventures' FFO(A)	6,641	6,212	13,811	12,794
Non-controlling interests (OP Units)	506	76	559	152
Impairment of depreciable real estate assets	18,060	19,010	48,504	40,982
Gain on disposition of depreciable real estate	(28,997)	(44,525)	(38,685)	(81,423)
FFO attributable to common shareholders	51,572	93,125	81,089	115,337
(Adjustment) reserve of preferred equity interests	(1,625)	—	2,336	76,000
Hurricane property loss(B)	(89)	—	2,445	—
Impairment charges – non-depreciable assets	—	9,086	—	9,086
Separation charges	4,641	5,081	4,641	16,552
Other (income) expense, net(C)	36,255	948	97,862	947
Joint ventures – debt extinguishment and other	249	604	703	684
Gain on disposition of non-depreciable real estate, net	(511)	(74)	(834)	(1,303)
Non-operating items, net	38,920	15,645	107,153	101,966
Operating FFO attributable to common shareholders	$90,492	$108,770	$188,242	$217,303

(A)

At June 30, 2018 and 2017, the Company had an economic investment in unconsolidated joint venture interests related to 114 and 149 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at DDR ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to unconsolidated joint ventures	$12,623	$(33,702)	$36,028	$(86,079)
Depreciation and amortization of real estate investments	37,299	47,589	76,976	92,685
Impairment of depreciable real estate assets	—	27,850	16,910	80,507
(Gain) loss on disposition of depreciable real estate, net	(12,356)	803	(50,376)	976
FFO	$37,566	$42,540	$79,538	$88,089
FFO at DDR's ownership interests	$6,641	$6,212	$13,811	$12,794
Operating FFO at DDR's ownership interests	$6,890	$6,816	$14,515	$13,478

(B)	The hurricane property loss is summarized as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2018
Lost tenant revenue	$2,787	$6,570
Business interruption income	(3,100)	(5,100)
Clean up costs and other uninsured expenses	224	975
	$(89)	$2,445

(C)Amounts included in other income/expense as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Transaction costs - spin-off	$31,431	$—	$36,516	$—
Debt extinguishment costs, net	1,968	596	58,400	596
Transaction and other (income) expense, net	2,856	352	2,946	351
	$36,255	$948	$97,862	$947

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

Reconciliation Presentation

The Company’s reconciliation of net loss computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to DDR	$(57,482)	$(24,630)	$(57,482)	$(24,630)
Fee income	(15,306)	(18,226)	(15,306)	(18,226)
Interest income	(10,357)	(15,558)	(10,357)	(15,558)
Interest expense	88,953	100,735	88,953	100,735
Depreciation and amortization	146,886	181,160	146,886	181,160
General and administrative	36,302	53,828	36,302	53,828
Other expense, net	97,862	958	97,862	958
Impairment charges	48,504	50,069	48,504	50,069
Hurricane property loss	974	—	974	—
Equity in net (income) loss of joint ventures	(12,607)	2,382	(12,607)	2,382
Reserve of preferred equity interests	2,336	76,000	2,336	76,000
Tax expense	373	696	373	696
Gain on disposition of real estate	(39,519)	(82,726)	(39,519)	(82,726)
Income from non-controlling interests	952	480	952	480
Consolidated NOI	$287,871	$325,168	$287,871	$325,168
DDR's consolidated joint venture	—	—	(782)	(806)
Consolidated NOI, net of non-controlling interests	$287,871	$325,168	$287,089	$324,362

Net income (loss) from unconsolidated joint ventures	$36,028	$(86,079)	$11,981	$(33,702)
Interest expense	49,189	59,134	7,555	29,004
Depreciation and amortization	76,976	92,685	10,138	47,589
Impairment charges	16,910	80,507	846	27,850
Preferred share expense	12,825	16,367	641	8,239
Other expense, net	14,037	15,627	2,333	9,054
(Gain) loss on disposition of real estate, net	(50,376)	976	(9,325)	803
Unconsolidated NOI	$155,589	$179,217	$24,169	$88,837

Total Consolidated + Unconsolidated NOI	$443,460	$504,385	$311,258	$413,199
Less: Non-Same Store NOI adjustments and Puerto Rico NOI	(76,767)	(141,048)	(66,286)	(171,425)
Total SSNOI	$366,693	$363,337	$244,972	$241,774

SSNOI % Change	0.9%		1.3%

The increase in SSNOI for the first half of 2018 as compared to 2017 primarily is due to rental increases, favorable net recoveries, as well as favorable bad debt expense and related tenant settlements.

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

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its credit facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $3.6 billion at June 30, 2018, compared to $3.9 billion at December 31, 2017.

Spin-off of RVI

On July 1, 2018, the Company completed the spin-off of RVI, which consisted of 48 assets that included 36 continental U.S. assets and 12 Puerto Rico assets.  These properties comprised 16.0 million square feet of Company-owned GLA and are located in 17 states and Puerto Rico.  The RVI assets had a combined gross book asset value of $2.7 billion and mortgage debt of $1.27 billion as of June 30, 2018.  DDR has retained a $190 million preferred stock investment as noted below and expects to continue to manage the RVI assets.

On June 30, 2018, RVI issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to DDR, which, are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018 exceeds $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the board of directors of RVI, and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.

RVI may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.

In February 2018, RVI entered into a $1.35 billion mortgage loan in connection with the Company’s spin-off plan (“RVI Mortgage Loan”).  The RVI Mortgage Loan matures in February 2021 and is subject to two one-year extension options, at the RVI’s option, provided certain conditions are met.  At June 30, 2018, the RVI Mortgage Loan was secured by (i) 36 properties owned by RVI in the continental U.S., (ii) a pledge of the equity of RVI’s subsidiaries that own 12 properties in Puerto Rico and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any Borrowers.  The RVI Mortgage Loan bears interest at an annual rate of one-month LIBOR plus 315 basis points, provided that such spread is subject to defined increases during each extension period.  In connection with this financing, the RVI entered into an interest rate cap agreement for a notional amount of $1.35 billion having a LIBOR strike rate of 3.0%.  The RVI Mortgage Loan is structured as an interest only loan subject to certain amortization requirements in the event RVI’s continental U.S. properties fail to meet certain debt yield thresholds on or after March 31, 2019. This mortgage was assumed by RVI in connection with the spin-off.

Proceeds from the RVI Mortgage Loan and asset sales in 2018 were used by the Company to repay $452.5 million of outstanding mortgage debt, $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 and $200 million of an unsecured term loan.  The Company incurred $56.4 million of aggregate debt extinguishment costs, which include $28.4 million of make-whole amounts for the redemption of senior unsecured notes included in Other Expense on the Company’s consolidated statement of operations.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  On July 2, 2018, the Company permanently reduced the availability under the PNC Facility from $50 million to $20 million.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at June 30, 2018), or the Alternate Base Rate, as defined in the respective facility plus a specified spread (0.20% at June 30, 2018).  The Company also pays an annual facility fee (0.25% at June 30, 2018) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings and their successors (“S&P”).

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of June 30, 2018, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

RVI Facility

On July 2, 2018, DDR provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank.  RVI has agreed to reimburse DDR for any amounts paid to PNC Bank pursuant to the guaranty plus interest at a contracted rate.

Equity

Common Shares

On May 18, 2018, in anticipation of the RVI spin-off transaction, the Company effected a reverse stock split of its outstanding common shares, as well as those held in treasury, at a ratio of one-for-two.

The Company has a $250 million continuous equity program.  At July 25, 2018, the Company had all $250.0 million available for the future issuance of common shares under that program, subject to certain conditions.

Consolidated Indebtedness – as of June 30, 2018

The Company expects to fund its obligations from available cash, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes refinancing short-term debt maturities in order to increase the weighted-average duration of its indebtedness and scheduling future debt maturities in a balanced manner over the long term. The following depicts the Company’s consolidated debt outstanding at June 30, 2018, which matures within the subsequent 13-month period (ending July 2019), and compares that amount to the cash and restricted cash available to fund debt repayments and availability under the Revolving Credit Facilities.  Furthermore, the following shows the Company’s cash and availability under the Revolving Credit Facilities on a pro forma basis (in millions):

July 2018 Senior Note maturity	$22.2
February 2019 mortgage debt maturities	96.0
118.2
Less: Senior Note repayment	(22.2)
Pro forma debt maturities at June 30, 2018	$96.0

Cash and cash equivalents at June 30, 2018	$32.1
Borrowing capacity available on Revolving Credit Facilities at July 2, 2018	925.0
Pro forma cash and Revolving Credit Facilities available at July 2, 2018	$957.1

At July 2, 2018, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand was sufficient to repay debt maturities through July 2019.  As discussed above, the Company is looking to strengthen its balance sheet and reduce leverage, and as a result, the Company may utilize net asset sale proceeds to repay debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

The Company has addressed all of its 2018 consolidated mortgage debt maturities.  Management believes the scheduled debt maturities in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of June 30, 2018

Indebtedness of the Company’s unconsolidated joint ventures at June 30, 2018, which matures within the subsequent 13-month period (ending July 2019), is as follows (in millions):

	Outstanding at June 30, 2018	At DDR Share
BRE DDR Retail Holdings III(A)	$415.3	$20.8
BRE DDR Retail Holdings IV(B)	92.1	4.6
DDRTC Core Retail Fund, LLC(B)	513.5	77.0
DDR Domestic Retail Fund I(C)	368.4	73.7
Total debt maturities through July 2019	$1,389.3	$176.1
(A)	Expected to extend $366.1 million at the joint venture’s option in accordance with the loan agreement, or repayments as a result of asset sales.
(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(C)	Expected to be extended at the joint venture’s option in accordance with the loan agreement, or repayment as a result of asset sales.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2018	2017
Cash flow provided by operating activities	$161,755	$209,738
Cash flow provided by investing activities	325,063	128,192
Cash flow (used for) provided by financing activities	(474,743)	98,377

Changes in cash flow for the year ended June 30, 2018, compared to the prior year are described as follows:

Operating Activities:  Cash provided by operating activities decreased $48.0 million primarily due to the impact of asset sales, partially offset by a decrease in interest and general administrative expense.

Investing Activities:  Cash provided by investing activities increased $196.9 million primarily due to the following:

•	Increase in distributions and repayment of advances from joint ventures of $132.3 million, net of contributions and
•	Reduction in real estate assets acquired and developed of $74.4 million.

Financing Activities:  Cash used for financing activities increased $573.1 million primarily due to a $1.3 billion increase in debt repayments, partially offset by $703.5 million of debt and equity issuances.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $157.4 million and $152.2 million for the six months ended June 30, 2018 and 2017, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first half of 2018.

The Company declared a quarterly dividend of $0.38 per common share for each of the first two quarters of 2018, adjusted to reflect the reverse stock split.  The Board of Directors of the Company intends to adjust the 2018 dividend policy in light of the recently completed spin-off of RVI at a level determined to be in the best interests of the Company and its shareholders in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

The Company remains committed to strengthening the balance sheet, improving liquidity and lowering leverage, as well as lowering its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Strategic Transaction Activity

Spin-off of RVI

On July 1, 2018, the Company completed the spin-off of 48 assets into a separate, publicly-traded company, RVI. See further discussion in the “Executive Summary” and “Liquidity, Capital Resources and Financing Activities” sections surrounding the capital structure and related financing.

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a separation and distribution pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of DDR’s common shares as of the close of business on June 26, 2018, the record date. On the spin-off date, holders of DDR’s common shares received one common share of RVI for every ten shares of DDR common stock held on the record date.  In connection with the spin-off, the Company retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.  In addition, pursuant to the terms of the separation and distribution agreement, RVI will have a repayment obligation to DDR primarily for certain cash balances held in restricted cash accounts on the separation date in connection with the RVI Mortgage Loan.  RVI is obligated to repay DDR as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which DDR will manage RVI and its properties.  Pursuant to these management agreements, the Company will provide RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board, and RVI is not expected to have any employees.  In general, either the Company or RVI may terminate the management agreement on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Dispositions

During the six months ended June 30, 2018, the Company sold 10 shopping center properties, aggregating 2.1 million square feet, which together with land sales generated proceeds totaling $314.9 million.  The Company recorded a net gain of $39.5 million.  The 2018 sales activity includes two RVI shopping centers sold prior to consummation of the spin-off at an aggregate sales price of $105.8 million.  In addition, three of the Company’s unconsolidated joint ventures sold 22 shopping center assets, aggregating 2.6 million square feet, for a gross sales price of $425.7 million, of which the Company’s proportionate share of the gain was $9.3 million.  In addition, from July 1, 2018 through July 25, 2018, the Company sold two assets owned by two joint ventures, for an aggregate sales price of $33.8 million, $4.1 million at the Company’s share.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $46.4 million from January 1, 2018 through July 25, 2018.

Changes in investment strategies for assets may impact the Company’s hold-period assumptions for those properties.  The disposition of certain assets, including those assets that were placed into RVI, could result in a loss or impairment recorded in future periods.  Immediately prior to the RVI spin-off, the Company expects that the separation of these assets may cause additional impairments of up to $15 million in the third quarter of 2018.  The Company evaluates all potential sale opportunities taking into account the long-term growth prospects of the assets, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At June 30, 2018, the $1.7 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 151 acres of this land, which has a recorded cost basis of approximately $22 million, is available for future development.

Included in Construction in Progress and Land at June 30, 2018, was $21 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at June 30, 2018, the Company has invested approximately $115 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially completed within two years of the construction commencement date.  At June 30, 2018, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2018
Lee Vista Promenade (Orlando, Florida)	1Q19	$39,241	$30,033
West Bay Plaza (Cleveland, Ohio)	3Q19	27,792	13,677
Kmart Shopping Center (Tampa, Florida)	4Q20	27,732	2,205
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,338
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,009
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	—
Total		$133,580	$48,262

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

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.2 billion and $2.7 billion at June 30, 2018 and 2017, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At June 30, 2018, the Company’s capitalization consisted of $3.6 billion of debt, $525.0 million of preferred shares and $2.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.78, the closing price of the Company’s common shares on the New York Stock Exchange at June 29, 2018, the last trading day of June), resulting in a debt to total market capitalization ratio of 0.53 to 1.0, as compared to the ratio of 0.54 to 1.0 at June 30, 2017.  The closing price of the common shares on the New York Stock Exchange was $18.14 at June 30, 2017, which reflects the reverse stock split.  At June 30,

2018 and 2017, the Company’s total debt consisted of $2.1 billion and $4.0 billion of fixed-rate debt, respectively, and $1.5 billion and $0.6 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its 2018 consolidated debt maturities.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.  The Company’s scheduled principal payments as of June 30, 2018 are presented in Note 6, “Indebtedness,” to the Company’s consolidated financial statements included herein, and reflect the refinancings and repayments in the first half of 2018, as discussed in the Liquidity Section included earlier in this section.

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $29.3 million for its consolidated properties at June 30, 2018.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $9.0 million related to the maintenance of its properties and general and administrative expenses.  The Company has entered into agreements with general contractors related to the repair and restoration work for its properties in Puerto Rico.  See further discussion below.

RVI Guaranty

On July 2, 2018, DDR provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank.  RVI has agreed to reimburse DDR for any amounts paid to PNC Bank pursuant to the guaranty plus interest at a contracted rate.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of these assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, and HVAC system damage and water intrusion.  Although some tenant spaces remain untenantable, as of July 25, 2018, 86% of leased GLA in Puerto Rico was open for business, excluding Plaza Palma Real (or 82% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment.  The Company continues to work with its consultants to finalize the scope and schedule of work to be performed.  Restoration work is underway at all of the shopping centers, including Plaza Palma Real. The Company anticipates that the repairs will be substantially complete at all 12 properties by the end of the third quarter of 2019.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company's insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $150 million.  This amount excludes insurance proceeds due from certain continental-U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  In addition, the Company estimates that its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through June 30, 2018, to be approximately $25 million.  These estimates are subject to change as the Company continues to assess the costs to repair damage. The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials and changes in the scope of work to be performed.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies.  However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.  The Company received an additional $20.2 million toward the property damage portion of its insurance claim in the second quarter of 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the six months ended June 30, 2018, rental revenues of $6.6 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  In the first half of 2018, the Company received insurance proceeds of $5.1 million related to business interruption claims, which is recorded on the Company’s consolidated statement of operations as Business Interruption Income.  The Company expects to make claims in future periods for revenues lost prior to the completion of the spin-off.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.  Note that pursuant to the terms of the Separation and Distribution Agreement in connection with the RVI spin-off as discussed in the section “Sources and Uses of Capital,” DDR will be entitled to insurance claim proceeds for unreimbursed restoration costs incurred through June 30, 2018, as well as business interruption losses for the same period.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that DDR will be compensated.

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

ECONOMIC CONDITIONS

Despite the recent tenant bankruptcies and increases in e-commerce, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  Many of these retailers have store opening plans for 2018 and 2019.  This is evidenced by the continued stable volume of leasing activity, which was almost three million square feet of space for new leases and renewals for the first half of 2018, as well as almost seven million square feet of space for new leases and renewals for the year ended December 31, 2017.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies which include T.J. Maxx, Marshalls, Sierra Trading Post, HomeGoods and HomeSense at 4.7% and Bed Bath & Beyond which includes Bed Bath & Beyond, World Market, buybuy Baby and Christmas Tree Shops at 3.3%).  Other significant tenants include Walmart/Sam’s Club, Target, Five Below, Dick’s Sporting Goods, Ross Stores, Lowe’s and Ulta, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Walmart/Sam’s Club, Dick’s Sporting

Goods, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the last few years.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced, discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  The shopping center portfolio occupancy was 90.8% at June 30, 2018, 91.1% at December 31, 2017 and 91.5% at June 30, 2017.  The total portfolio average annualized base rent per occupied square foot was $15.93 at June 30, 2018, $15.77 at December 31, 2017 and $15.46 at June 30, 2017.  The increase primarily was due to continued lease up and renewal of the existing portfolio at positive rental spreads.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2018 was $7.30 per rentable square foot.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments, including preferred investments, if a loss in the carrying value of the investment is realized;

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2018				December 31, 2017
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$2,104.4	6.2	4.3%	58.6%	$3,451.2	5.6	4.2%	89.7%
Variable-Rate Debt	$1,485.3	2.9	4.9%	41.4%	$398.1	2.7	2.9%	10.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at June 30, 2018 and December 31, 2017, is summarized as follows:

	June 30, 2018				December 31, 2017
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$859.3	$150.0	5.4	4.1%	$953.6	$154.6	5.3	4.2%
Variable-Rate Debt	$1,330.6	$172.0	1.0	3.8%	$1,547.6	$200.2	1.3	3.3%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at June 30, 2018 and December 31, 2017, is summarized as follows (in millions):

	June 30, 2018			December 31, 2017
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$2,104.4	$2,103.0	$1,996.3	$3,451.2	$3,537.5	$3,372.7
Company's proportionate share of joint venture fixed-rate debt	$150.0	$144.5	$138.9	$154.6	$150.3	$144.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Certain wholly-owned subsidiaries are party to a $1.27 billion interest rate cap to fix the interest rate on a $1.27 billion mortgage for the RVI assets.  As such, a 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2018, would result in an increase in interest expense of approximately $1.7 million for the Company and $0.9 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2018.  The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2018, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2018	1,471	$14.81	—	—
May 1–31, 2018	27	14.51	—	—
June 1–30, 2018	1,131	17.84	—	—
Total	2,629	$16.11	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value Inc.

3.1	Third Amended and Restated Articles of Incorporation of the Company, as amended, effective May 18, 2018

3.2	Amended and Restated Code of Regulations of the Company

4.1

Waiver to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent[2]

10.1	External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC

10.2	Form of Performance-Based Restricted Share Units Adjustment Memorandum[2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2018 and 2017, (iv) Consolidated Statement of Equity for the Six Months Ended June 30, 2018, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DDR CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 3, 2018