Form 10-Q
period 2018-09-30
SITE Centers Corp.
filed 2018-11-02
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-11690

SITE Centers Corp.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2018, the registrant had 184,675,718 outstanding common shares, $0.10 par value per share.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2018

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Land	$970,008	$1,738,792
Buildings	3,634,232	5,733,451
Fixtures and tenant improvements	508,270	693,280
	5,112,510	8,165,523
Less: Accumulated depreciation	(1,284,446)	(1,953,479)
	3,828,064	6,212,044
Construction in progress and land	58,717	82,480
Total real estate assets, net	3,886,781	6,294,524
Investments in and advances to joint ventures, net	287,870	383,813
Investment in and advances to affiliate	226,469	—
Cash and cash equivalents	11,446	92,611
Restricted cash	1,827	2,113
Accounts receivable, net	74,253	108,695
Property insurance receivable	—	58,583
Notes receivable, net	19,670	19,675
Other assets, net	111,776	210,059
	$4,620,092	$7,170,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes	$1,896,458	$2,810,100
Unsecured term loan	198,540	398,130
Revolving credit facilities	105,000	—
	2,199,998	3,208,230
Secured indebtedness:
Mortgage indebtedness	185,004	641,082
	185,004	641,082
Total indebtedness	2,385,002	3,849,312
Accounts payable and other liabilities	214,693	344,774
Dividends payable	45,406	78,549
Total liabilities	2,645,101	4,272,635
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,669,369 and 184,256,205 shares issued at September 30, 2018 and December 31, 2017, respectively	18,467	18,426
Additional paid-in capital	5,542,949	5,531,249
Accumulated distributions in excess of net income	(4,115,736)	(3,183,134)
Deferred compensation obligation	8,474	8,777
Accumulated other comprehensive loss	(1,093)	(1,106)
Less: Common shares in treasury at cost: 319,884 and 306,314 shares at September 30, 2018 and December 31, 2017, respectively	(8,054)	(8,280)
Total SITE Centers shareholders' equity	1,970,007	2,890,932
Non-controlling interests	4,984	6,506
Total equity	1,974,991	2,897,438
	$4,620,092	$7,170,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2018	2017
Revenues from operations:
Minimum rents	$92,159	$153,925
Percentage and overage rents	600	1,016
Recoveries from tenants	31,951	51,368
Fee and other income	17,601	21,115
Business interruption income	1,784	—
	144,095	227,424
Rental operation expenses:
Operating and maintenance	18,386	31,926
Real estate taxes	21,211	30,618
Impairment charges	19,890	10,284
Hurricane property and impairment loss, net	(157)	6,089
General and administrative	15,232	13,449
Depreciation and amortization	49,629	85,210
	124,191	177,576
Other income (expense):
Interest income	5,055	6,807
Interest expense	(26,962)	(46,296)
Other income (expense), net	(1,454)	(64,340)
	(23,361)	(103,829)
Loss before earnings from equity method investments and other items	(3,457)	(53,981)
Equity in net (loss) income of joint ventures	(2,920)	4,811
(Reserve) adjustment of preferred equity interests	(2,201)	15,377
Loss before tax expense	(8,578)	(33,793)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(238)	(9,267)
Loss from continuing operations	(8,816)	(43,060)
Gain on disposition of real estate, net	124	44,291
Net (loss) income	$(8,692)	$1,231
Income attributable to non-controlling interests, net	(239)	(248)
Net (loss) income attributable to SITE Centers	$(8,931)	$983
Preferred dividends	(8,382)	(8,383)
Net loss attributable to common shareholders	$(17,313)	$(7,400)

Per share data:
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2018	2017
Revenues from operations:
Minimum rents	$380,724	$485,777
Percentage and overage rents	3,861	4,538
Recoveries from tenants	133,863	164,477
Fee and other income	45,347	49,240
Business interruption income	6,884	—
	570,679	704,032
Rental operation expenses:
Operating and maintenance	85,473	103,845
Real estate taxes	83,712	98,691
Impairment charges	68,394	60,353
Hurricane property and impairment loss, net	817	6,089
General and administrative	45,353	60,499
Depreciation and amortization	196,515	266,370
	480,264	595,847
Other income (expense):
Interest income	15,412	22,365
Interest expense	(115,915)	(147,031)
Other income (expense), net	(99,316)	(65,298)
	(199,819)	(189,964)
Loss before earnings from equity method investments and other items	(109,404)	(81,779)
Equity in net income of joint ventures	9,687	2,429
Reserve of preferred equity interests, net	(4,537)	(60,623)
Loss before tax expense	(104,254)	(139,973)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(611)	(9,963)
Loss from continuing operations	(104,865)	(149,936)
Gain on disposition of real estate, net	39,643	127,017
Net loss	$(65,222)	$(22,919)
Income attributable to non-controlling interests, net	(1,191)	(728)
Net loss attributable to SITE Centers	$(66,413)	$(23,647)
Preferred dividends	(25,148)	(20,376)
Net loss attributable to common shareholders	$(91,561)	$(44,023)

Per share data:
Basic	$(0.50)	$(0.24)
Diluted	$(0.50)	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(8,692)	$1,231	$(65,222)	$(22,919)
Other comprehensive income (loss):
Foreign currency translation, net	311	802	(402)	1,339
Change in fair value of interest-rate contracts	(9)	206	(10)	995
Change in cash flow hedges reclassed to earnings	117	335	351	712
Total other comprehensive income (loss)	419	1,343	(61)	3,046
Comprehensive (loss) income	$(8,273)	$2,574	$(65,283)	$(19,873)
Comprehensive income attributable to non-controlling interests:
Allocation of net income	(239)	(248)	(1,191)	(728)
Foreign currency translation, net	(55)	(182)	74	(325)
Total comprehensive income attributable to non-controlling interests	(294)	(430)	(1,117)	(1,053)
Total comprehensive (loss) income attributable to SITE Centers	$(8,567)	$2,144	$(66,400)	$(20,926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	41	5,928	—	—	—	—	—	5,969
Stock-based compensation, net	—	—	4,892	—	(303)	—	226	—	4,815
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,050)	(1,050)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(177,634)	—	—	—	—	(177,634)
Dividends declared-preferred shares	—	—	—	(25,149)	—	—	—	—	(25,149)
RVI spin-off	—	—	—	(663,406)	—	—	—	—	(663,406)
Comprehensive (loss) income	—	—	—	(66,413)	—	13	—	1,117	(65,283)
Balance, September 30, 2018	$525,000	$18,467	$5,542,949	$(4,115,736)	$8,474	$(1,093)	$(8,054)	$4,984	$1,974,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(65,222)	$(22,919)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	196,515	266,370
Stock-based compensation	5,344	9,537
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	15,209	5,959
Loss on extinguishment of debt	49,049	63,204
Equity in net income of joint ventures	(9,687)	(2,429)
Reserve of preferred equity interests, net	4,537	60,623
Operating cash distributions from joint ventures	6,077	6,235
Gain on disposition of real estate, net	(39,643)	(127,017)
Impairment charges	68,394	65,453
Valuation allowance of prepaid tax asset	—	8,777
Interest rate hedging activities	(4,538)	—
Assumption of buildings due to ground lease termination	(2,150)	(8,585)
Change in notes receivable accrued interest	1,020	(3,168)
Net change in accounts receivable	(2,908)	(190)
Transaction costs related to RVI spin-off	(27,203)	—
Net change in accounts payable and accrued expenses	15,256	2,514
Net change in other operating assets and liabilities	(12,581)	(22,131)
Total adjustments	262,691	325,152
Net cash flow provided by operating activities	197,469	302,233
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(86,079)
Real estate developed and improvements to operating real estate	(95,357)	(89,753)
Proceeds from disposition of real estate	301,479	454,715
Hurricane property insurance advance proceeds	20,193	—
Equity contributions to joint ventures	(170)	(69,149)
Distributions from unconsolidated joint ventures	30,350	21,781
Repayment of joint venture advances	68,146	7,476
Net transactions with RVI	(33,681)	—
Repayment of notes receivable	—	31,068
Net cash flow provided by investing activities	290,960	270,059
Cash flow from financing activities:
Proceeds from revolving credit facilities, net	105,000	60,000
Proceeds from issuance of senior notes, net of offering expenses	—	791,220
Repayment of senior notes	(947,014)	(958,509)
Repayment of term loans and mortgage debt	(759,970)	(434,240)
Payment of debt issuance costs	(32,825)	(6,704)
Proceeds from issuance of preferred shares, net of offering expenses	—	168,881
Proceeds from mortgage payable	1,350,000	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	5,048	15,953
Redemption of operating partnership units	(736)	—
Contribution of assets to RVI	(52,358)	—
Distributions to non-controlling interests and redeemable operating partnership units	(1,097)	(626)
Dividends paid	(235,926)	(227,399)
Net cash flow used for financing activities	(569,878)	(591,424)

Effect of foreign exchange rate changes on cash and cash equivalents	(2)	1
Net decrease in cash, cash equivalents and restricted cash	(81,449)	(19,132)
Cash, cash equivalents and restricted cash, beginning of period	94,724	39,225
Cash, cash equivalents and restricted cash, end of period	$13,273	$20,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

SITE Centers Corp. (formerly known as DDR Corp.) and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local retailers.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Retail Value Inc.

On July 1, 2018, the Company completed the spin-off of Retail Value Inc. (“RVI”).  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt.

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a separation and distribution agreement, pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the spin-off, the Company retained 1,000 shares of RVI’s series A preferred stock (the “RVI Preferred Shares”) having an aggregate preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

The RVI Preferred Shares are classified as Investment in and Advances to Affiliate on the Company’s consolidated balance sheet.  The RVI Preferred Shares have a liquidation and dividend preference over the common stock, but do not have any substantive voting rights, with limited exceptions, or conversion rights and do not have a stated coupon.  The RVI Preferred Shares are carried at cost, subject to adjustments in certain circumstances, and will be periodically evaluated for impairment.  Dividend payments received up to $190 million by SITE Centers will be recorded as a reduction of the carrying value.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers will manage RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreements on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2018 and 2017, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $205.9 million and $284.1 million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $3.0 million and $9.8 million of costs for the three and nine months ended September 30, 2017, respectively, on the Company’s consolidated statements of operations related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2018	2017
Accounts payable related to construction in progress	$8.2	$11.4
Receivable and reduction of real estate assets, net - related to hurricane	7.8	59.7
Assumption of building due to ground lease termination	2.2	8.6
Contribution of net assets to RVI	663.4	—
Dividends declared	45.4	78.4
Conversion of Operating Partnership Units	0.9	—

Common Shares

Common share dividends declared per share were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Common share dividends declared per share	$0.20	$0.38	$0.96	$1.14

Effect of Reverse Stock Split on Presentation

On May 18, 2018, in anticipation of the spin-off of RVI, the Company effected a reverse stock split of its outstanding common shares at a ratio of one-for-two.  All share and per share data included in these unaudited condensed consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented.

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

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In July 2018, the FASB proposed an amendment to ASU 2016-13, Financial Instruments - Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of the ASU.  The Company is in the process of evaluating the impact of this guidance.

2.	Revenue Recognition

The Company adopted the accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018 using the modified retrospective approach and therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that are not completed as of the date of initial application.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and are governed by the leasing guidance discussed in Note 1.

Historically, the majority of the Company’s lease commission revenue was recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue is generally recognized in its entirety upon lease execution. The impact of adopting Topic 606 on the Company’s consolidated financial statements with respect to the change in revenue recognition as related to lease commissions revenue at January 1, 2018 and for the three and nine months ended September 30, 2018 was not material.

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

Business Interruption Income

The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and the applicable contingencies with the insurance company are resolved.  This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period the Company experiences lost revenue from the damaged properties.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commission, and development fees.  These revenues are derived from the Company’s management agreements with RVI and unconsolidated joint ventures and, in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  Termination rights under these contracts vary by contract, but generally include termination for cause by either party or due to sale of the property.

Asset and Property Management Fees

Asset and property management services include property maintenance, tenant coordination, accounting and financial services.  Asset and Property management services represent a series of distinct daily services.  Accordingly, the Company satisfies the performance obligation as services are rendered over time.

The Company is compensated for property management services through a monthly management fee earned based on a specified percentage of the monthly rental receipts generated from the property under management.  The Company is compensated for asset management services through a fee that is billed to the customer monthly and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate asset value or capital contributions for assets under management at the end of the quarter. The RVI management contracts have fixed fees for a six-month period prior to reset based upon the properties under management.

Property Leasing

The Company provides strategic advice and execution to third parties in connection with the leasing of retail space.  The Company is compensated for services in the form of a commission.  The commission is paid upon the occurrence of certain contractual events which may be contingent.  For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g. payment of first month’s rent or tenant move-in).  The Company typically satisfies its performance obligation at a point in time when control is transferred; generally, at the time of the first contractual event where there is a present right to payment.  The Company looks to history, experience with a customer, and deal specific considerations, to support its judgment that the second contingency will be met.  Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Development Services

Development services consist of construction management oversight services such as hiring general contractors, reviewing plans and specifications, performing inspections, reviewing documentation and accounting services.  These services represent a series of distinct services and are recognized over time as services are rendered.  The Company is compensated monthly for services based on percentage of aggregate amount spent on the construction during the month.

Disposition Fees

The Company receives disposition fees equal to 1% of the gross sales price of each RVI asset sold.  The Company is compensated at the time of the closing of the transaction.

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

Revenue from contracts with customers is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$10,501	$4,660	$20,982	$16,851
Leasing commissions	1,818	1,521	4,752	4,849
Development fees	393	318	1,021	1,351
Disposition fees	1,622	—	1,622	—
Credit facility guaranty fee	60	—	60	—
Total revenue from contracts with customers	14,394	6,499	28,437	23,051
Other fee income:
Ancillary and other property income	2,384	4,444	11,607	13,535
Lease termination fees	99	9,380	3,316	10,188
Other	724	792	1,987	2,466
Total fee and other income	$17,601	$21,115	$45,347	$49,240

The aggregate amount of receivables from contracts with customers was $1.6 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the contract asset balances during the nine months ended September 30, 2018 are as follows (in thousands):

Balance as of January 1, 2018	$1,371
Contract assets recognized	1,732
Contract assets billed	(1,738)
Balance as of September 30, 2018	$1,365

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

3.	Investments in and Advances to Joint Ventures

At September 30, 2018 and December 31, 2017, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 103 and 136 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2018	December 31, 2017
Condensed Combined Balance Sheets
Land	$907,273	$1,126,703
Buildings	2,541,879	3,057,072
Fixtures and tenant improvements	207,064	213,989
	3,656,216	4,397,764
Less: Accumulated depreciation	(936,932)	(962,038)
	2,719,284	3,435,726
Construction in progress and land	55,522	53,928
Real estate, net	2,774,806	3,489,654
Cash and restricted cash	92,078	155,894
Receivables, net	43,933	51,396
Other assets, net	114,771	174,832
	$3,025,588	$3,871,776

Mortgage debt	$2,000,750	$2,501,163
Notes and accrued interest payable to the Company	1,965	1,365
Other liabilities	123,524	156,076
	2,126,239	2,658,604
Redeemable preferred equity – SITE Centers (A)	280,428	345,149
Accumulated equity	618,921	868,023
	$3,025,588	$3,871,776

Company's share of accumulated equity	$100,548	$132,710
Redeemable preferred equity, net	204,078	277,776
Basis differentials	(16,004)	(24,973)
Deferred development fees, net of portion related to the Company's interest	(2,717)	(3,065)
Amounts payable to the Company	1,965	1,365
Investments in and Advances to Joint Ventures, net	$287,870	$383,813

(A)	Includes PIK that has accrued since March 2017 of $10.8 million and $6.3 million, which was fully reserved by the Company at September 30, 2018 and December 31, 2017, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Condensed Combined Statements of Operations
Revenues from operations(A)	$103,217	$126,992	$325,501	$380,568
Expenses from operations:
Operating expenses	29,577	36,041	96,272	110,400
Impairment charges	87,880	2,160	104,790	82,667
Depreciation and amortization	34,332	45,291	111,308	137,976
Interest expense	23,126	24,276	72,315	83,410
Preferred share expense	6,249	8,307	19,074	24,674
Other (income) expense, net	5,460	6,577	19,497	22,204
	186,624	122,652	423,256	461,331
(Loss) income from continuing operations	(83,407)	4,340	(97,755)	(80,763)
Gain on disposition of real estate, net	32,548	31,740	82,924	30,764
Net (loss) income attributable to unconsolidated joint ventures	$(50,859)	$36,080	$(14,831)	$(49,999)
Company's share of equity in net (loss) income of joint ventures	$(7,669)	$3,819	$4,310	$(2,570)
Basis differential adjustments(B)	4,749	992	5,377	4,999
Equity in net (loss) income of joint ventures	$(2,920)	$4,811	$9,687	$2,429
(A)	Revenue from operations is subject to leasing or other standards.
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

Service fees and income earned by the Company through management, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue from contracts with customers:
Asset and property management fees	$4.0	$4.7	$14.5	$16.9
Development fees and leasing commissions	1.5	1.8	5.1	6.2
Total revenue from contracts with customers	5.5	6.5	19.6	23.1
Other:
Interest income	4.8	6.3	14.6	20.0
Other	0.7	0.7	1.9	2.1
Total fee and other income	$11.0	$13.5	$36.1	$45.2

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

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms and are summarized as follows (in millions, except properties owned):

		Common Equity	Preferred Investment (Principal)			Properties Owned
	Formation	Initial	Initial	September 30, 2018	Net of Reserve	Inception	September 30, 2018
BRE DDR III	Oct 2014	$19.6	$300.0	$198.1	$142.6	70	20
BRE DDR IV	Dec 2015	12.9	82.6	66.7	56.7	6	5
			$382.6	$264.8	$199.3

An affiliate of Blackstone is the managing member and effectively owns 95% of the common equity of each of the two BRE DDR Joint Ventures, and consolidated affiliates of SITE Centers effectively own the remaining 5%.  The Company provides leasing and property management services to all of the joint venture properties.  The Company cannot be removed as the property and leasing manager until the preferred equity, as discussed below, is redeemed in full (except for certain specified events).

The Company reassessed the aggregate valuation allowance at September 30, 2018, with respect to its preferred investments in BRE DDR III and BRE DDR IV.  Based upon actual timing and values of recent property sales, as well as current market assumptions, the Company adjusted the aggregate valuation allowance by an increase of $2.2 million and $4.5 million for the three- and nine-month periods ended September 30, 2018, respectively, resulting in a net valuation allowance of $65.5 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance which could be increased or decreased in future periods, as appropriate.

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

Disposition of Shopping Centers

From January 1, 2018 to September 30, 2018, the DDRM Properties joint venture sold 15 assets for $250.7 million, the BRE DDR III joint venture sold 17 assets for $374.9 million and the BRE DDR IV joint venture sold one asset for $40.0 million.  The Company’s pro rata share of the aggregate gain from these sales was $12.6 million.

4.	Investment In and Advances to Affiliate

In connection with the spin-off of RVI, RVI issued 1,000 shares of the RVI Preferred Shares to the Company, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a real estate investment trust (“REIT”) and to avoid U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI’s asset sales subsequent to July 1, 2018 exceeds $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by RVI’s Board of Directors and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, RVI is required to redeem the RVI Preferred Shares for $1.00 per share.

The RVI Preferred Shares are subject to mandatory redemption in certain other circumstances.  The RVI Preferred Shares are included in Investment in and Advances to Affiliate in the Company’s consolidated balance sheet.

In addition to the preferred investment, the Company has a receivable from RVI of $36.5 million at September 30, 2018, primarily consisting of restricted cash, insurance premiums and insurance proceeds owed by RVI pursuant to the terms of the separation and distribution agreement.  RVI made a payment of $3.1 million on this receivable in the third quarter of 2018.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statement of operations and was composed of the following (in millions):

Three and Nine Months Ended
September 30, 2018
Revenue from contracts with customers:
Asset and property management fees	$6.5
Leasing commissions	0.7
Disposition fees	1.6
Guaranty fee	0.1
Total revenue from contracts with customers	$8.9

5.	Other Assets, Net

Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets:
In-place leases, net	$32,087	$71,809
Above-market leases, net	7,739	14,391
Lease origination costs	4,395	10,029
Tenant relations, net	44,531	86,178
Total intangible assets, net(A)	88,752	182,407
Other assets:
Prepaid expenses(B)	7,286	10,806
Other assets	4,593	3,869
Deposits	4,845	5,076
Deferred charges, net	6,300	7,901
Total other assets, net	$111,776	$210,059
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $18.1 million and $14.4 million for the three months ended September 30, 2018 and 2017, respectively, and $28.2 million and $47.0 million for the nine months ended September 30, 2018 and 2017, respectively.

(B)

Includes Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017.  In connection with the spin-off of RVI, the Company wrote off the remaining $4.0 million prepaid tax assets to Other Income (Expense), net in the Company’s consolidated statements of operations in the second quarter of 2018..

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at September 30, 2018	Weighted-Average Interest Rate (A) at September 30, 2018	Maturity Date
Unsecured Credit Facility	$105.0	3.5%	September 2021
PNC Facility	—	N/A	September 2021
(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at September 30, 2018.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million if certain financial covenants are maintained, two six-month options to extend the maturity to September 2022 upon the Company’s request (subject to satisfaction of certain conditions) and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at September 30, 2018.

The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  In July 2018, the Company permanently reduced the borrowing capacity under the PNC Facility from $50 million to $20 million.  In addition, the Company provided an unconditional guaranty to PNC Bank, National Association (“PNC”) with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty (credit facility guaranty fee) plus interest at a contracted rate.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at September 30, 2018) or the Alternative Base Rate, plus a specified spread (0.20% at September 30, 2018), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2018.

7.	Indebtedness

Secured Financing

In contemplation of the spin-off transaction, which occurred on July 1, 2018 (Note 1), certain wholly-owned subsidiaries of RVI, entered into a loan agreement in February 2018 which provided for a secured loan facility with an initial aggregate principal amount of $1.35 billion.  This loan was assumed by RVI in connection with the consummation of the spin-off of RVI.

Debt Repayments

In the first quarter of 2018, in connection with the $1.35 billion RVI mortgage loan and asset sales, the Company repaid $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 through a tender offer, and subsequent optional redemption, $452.5 million of mortgage debt and $200.0 million of an unsecured term loan.  In connection with the redemption of the senior unsecured notes, the Company paid make-whole amounts totaling $28.4 million.  These make-whole amounts are included in Other Income (Expense), net in the Company’s consolidated statements of operations.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 6) and unsecured and secured indebtedness, excluding extension options, as of September 30, 2018, are as follows (in thousands):

Year	Amount
2018	$1,223
2019	97,241
2020	41,684
2021	120,851
2022	480,851
Thereafter	1,654,107
2,395,957
Unamortized fair market value of assumed debt	1,794
Net unamortized debt issuance costs	(12,749)
Total indebtedness	$2,385,002

8.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $224.9 million and $299.0 million at September 30, 2018 and December 31, 2017, respectively, as compared to the carrying amounts of $224.2 million and $297.9 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,896,458	$1,890,538	$2,810,100	$2,884,272
Revolving Credit Facilities and term loans	303,540	306,206	398,130	400,119
Mortgage Indebtedness	185,004	185,128	641,082	653,185
	$2,385,002	$2,381,872	$3,849,312	$3,937,576

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the RVI mortgage (Note 7).  For the nine months ended September 30, 2018, the Company recorded income of $0.2 million.  On July 1, 2018, this interest rate cap was assumed by RVI.

9.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, RVI owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned gross leasable area (“GLA”).  These assets are included in the spin-off of RVI (Note 1).  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and was not operational following the storm, except for two anchor tenants and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.

As of June 30, 2018, the estimated net book value of the property damage written-off for damage to the Company’s Puerto Rico assets owned as of that date was $78.8 million.  In addition, at June 30, 2018, the property insurance receivable was $49.2 million related to the net book value of the property damage write-off as well as other expenses net of property damage insurance payments received. The carrying value of the Puerto Rico real estate assets and a majority of the property insurance receivable was transferred to RVI in connection with the consummation of the spin-off on July 1, 2018.  The remaining insurance receivable of $1.2 million related to expenses incurred that were subsequently paid by the insurance company.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the six months ended June 30, 2018, rental revenues of $6.6 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and the applicable contingencies with the insurance company are resolved.  This income recognition criteria will likely result in business interruption insurance proceeds being recorded in periods subsequent to the period that the Company experienced lost revenue from the damaged properties.  For the three and nine months ended September 30, 2018, the Company received insurance proceeds of approximately $1.8 million and $6.9 million, respectively, related to business interruption claims, which is recorded on the Company’s consolidated statements of operations as Business Interruption Income.

Following the completion of the spin-off of RVI, other than with respect to revenue losses and repair costs previously incurred by the Company, it is expected that insurance proceeds from Hurricane Maria will largely be allocated to RVI pursuant to the terms of the agreement governing the separation of the Company and RVI.

10.	Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2017	$(2,100)	$994	$(1,106)
Other comprehensive loss before reclassifications	(10)	(328)	(338)
Change in cash flow hedges reclassed to earnings(A)	351	—	351
Net current-period other comprehensive income (loss)	341	(328)	13
Balance, September 30, 2018	$(1,759)	$666	$(1,093)
(A)

Includes amortization classified in Interest Expense of $0.4 million in the Company’s consolidated statement of operations for the nine months ended September 30, 2018, which was previously recognized in accumulated other comprehensive loss.

11.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Assets marketed for sale(A)	$5.8	$8.5	$54.3	$49.5
Assets included in the spin-off of RVI(B)	14.1	—	14.1	—
Undeveloped land	—	1.8	—	10.9
Reserve (adjustment) of preferred equity interests(C)	2.2	(15.4)	4.5	60.6
Total impairment charges	$22.1	$(5.1)	$72.9	$121.0
(A)

The impairments recorded during the three and nine months ended September 30, 2018, primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  The impairments recorded during the three and nine months ended September 30, 2017, primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows.

(B)	Charge related to the spin-off of the RVI assets as a result of these assets being classified as held for sale on July 1, 2018, immediately prior to the spin-off.
(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

The following table presents information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the nine months ended September 30, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2018
Long-lived assets held and used	$—	$—	$452.7	$452.7	$54.3
Assets included in the spin-off of RVI (A)	—	—	624.6	624.6	14.1
Preferred equity interests	—	—	199.3	199.3	4.5

(A)	Fair value of assets held for sale is equal to fair market value less estimated costs to sell.

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	September 30, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$351.2	Indicative Bid(A)	Indicative Bid(A)	N/A
	694.1	Income Capitalization Approach	Market Capitalization Rate	7.4% - 9.3%
	32.0	Discounted Cash Flow	Discount Rate	9.5%
			Terminal Capitalization Rate	10.5%
Reserve of preferred equity interests	199.3	Discounted Cash Flow	Discount Rate	8.2% - 8.9%
			Terminal Capitalization Rate	7.7% - 8.5%
			NOI Growth Rate	1%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

12.	Earnings Per Share

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Numerators – Basic and Diluted
Loss from continuing operations	$(8,816)	$(43,060)	$(104,865)	$(149,936)
Plus: Gain on disposition of real estate	124	44,291	39,643	127,017
Plus: Income attributable to non-controlling interests	(239)	(248)	(1,191)	(728)
Less: Preferred dividends	(8,382)	(8,383)	(25,148)	(20,376)
Less: Earnings attributable to unvested shares and operating partnership units	(119)	(241)	(971)	(743)
Net loss attributable to common shareholders after allocation to participating securities	$(17,432)	$(7,641)	$(92,532)	$(44,766)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	184,655	183,843	184,616	183,519
Loss Per Share:
Basic and Diluted	$(0.09)	$(0.04)	$(0.50)	$(0.24)

13.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$127,903	$14	$1,784	$129,701
Revenue from contracts with customers	14,394	—	—	14,394
Total revenues	142,297	14	1,784	144,095
Rental operation expenses	(39,597)	—	—	(39,597)
Net operating income	102,700	14	1,784	104,498
Impairment charges	(19,890)			(19,890)
Depreciation and amortization	(49,629)			(49,629)
Interest income		5,055		5,055
Other income (expense), net			(1,454)	(1,454)
Unallocated expenses(A)			(42,432)	(42,432)
Hurricane property credit, net			157	157
Equity in net loss of joint ventures	(2,920)			(2,920)
Reserve of preferred equity interests		(2,201)		(2,201)
Loss from continuing operations				$(8,816)

	Three Months Ended September 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$220,910	$15		$220,925
Revenue from contracts with customers	6,499	—		6,499
Total revenues	227,409	15		227,424
Rental operation expenses	(62,547)	3		(62,544)
Net operating income	164,862	18		164,880
Impairment charges	(10,284)			(10,284)
Depreciation and amortization	(85,210)			(85,210)
Interest income		6,807		6,807
Other income (expense), net			$(64,340)	(64,340)
Unallocated expenses(A)			(69,012)	(69,012)
Hurricane property and impairment loss	(6,089)			(6,089)
Equity in net income of joint ventures	4,811			4,811
Adjustment of preferred equity interests		15,377		15,377
Loss from continuing operations				$(43,060)

	Nine Months Ended September 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$540,415	$43	$1,784	$542,242
Revenue from contracts with customers	28,437	—	—	28,437
Total revenues	568,852	43	1,784	570,679
Rental operation expenses	(169,185)	—	—	(169,185)
Net operating income	399,667	43	1,784	401,494
Impairment charges	(68,394)			(68,394)
Depreciation and amortization	(196,515)			(196,515)
Interest income		15,412		15,412
Other income (expense), net			(99,316)	(99,316)
Unallocated expenses(A)			(161,879)	(161,879)
Hurricane property (loss) credit, net	(974)		157	(817)
Equity in net income of joint ventures	9,687			9,687
Reserve of preferred equity interest, net		(4,537)		(4,537)
Loss from continuing operations				$(104,865)
As of September 30, 2018:
Total gross real estate assets	$5,171,227			$5,171,227
Notes receivable, net(B)		$223,748	$(204,078)	$19,670

	Nine Months Ended September 30, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$680,938	$43		$680,981
Revenue from contracts with customers	23,051	—		23,051
Total revenues	703,989	43		704,032
Rental operation expenses	(202,526)	(10)		(202,536)
Net operating income	501,463	33		501,496
Impairment charges	(60,353)			(60,353)
Depreciation and amortization	(266,370)			(266,370)
Interest income		22,365		22,365
Other income (expense), net			$(65,298)	(65,298)
Unallocated expenses(A)			(217,493)	(217,493)
Hurricane property and impairment loss	(6,089)			(6,089)
Equity in net income of joint ventures	2,429			2,429
Reserve of preferred equity interests		(60,623)		(60,623)
Loss from continuing operations				$(149,936)
As of September 30, 2017:
Total gross real estate assets	$8,697,077			$8,697,077
Notes receivable, net(B)		$346,888	$(327,297)	$19,591

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Tax Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017, as well as other publicly available information.

Executive Summary

The Company is a self-administered and self-managed real estate investment trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of September 30, 2018, the Company’s portfolio consisted of 182 shopping centers (including 104 shopping centers owned through joint ventures).  At September 30, 2018, the Company owned approximately 61.8 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 18.1 million total square feet of GLA for RVI.  At September 30, 2018, the aggregate occupancy of the Company’s operating shopping center-portfolio was 90.4%, and the average annualized base rent per occupied square foot was $17.47, on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(17,313)	$(7,400)	$(91,561)	$(44,023)
FFO attributable to common shareholders	$60,703	$46,340	$141,792	$161,677
Operating FFO attributable to common shareholders	$61,003	$111,236	$249,245	$328,538
Loss per share – Diluted	$(0.09)	$(0.04)	$(0.50)	$(0.24)

For the nine months ended September 30, 2018, net loss attributable to common shareholders increased compared to the same period in the prior year, primarily due to the impact of the spin-off of Retail Value Inc. (“RVI”) and asset sales.

Retail Value Inc. Spin-Off

On July 1, 2018, the Company completed the spin-off of RVI, which consisted of a portfolio of 48 assets that included 36 continental U.S. assets and all 12 of the Company’s Puerto Rico assets.  By owning, operating and redeveloping only continental U.S. assets with higher risk-adjusted growth profiles, the Company is expected to provide a more compelling and competitive investment opportunity to public real estate investors.  The RVI assets had a combined gross book value of approximately $2.7 billion and mortgage debt of $1.27 billion as of June 30, 2018. The Company retained a preferred stock investment in RVI of $190 million and continues to manage the RVI assets pursuant to management agreements.

In February 2018, in preparation for the spin-off transaction, the Company completed $1.35 billion of mortgage financing secured by RVI assets and used proceeds from the financing and certain asset sales to repay $452.5 million of mortgage debt, $900 million aggregate principal amount of senior unsecured debt and $200 million of an unsecured term loan.  The mortgage financing was assumed by RVI in connection with the completion of the spin-off.

Company Activity

After the completion of the spin-off, growth opportunities within the Company’s core property operations include rental increases and continued lease-up of the portfolio.  Additional growth opportunities include a renewed focus on redevelopment of strong assets remaining in the SITE Centers portfolio and opportunistic investments.  Other opportunities include expansion and reformatting to accommodate high-credit-quality tenants and downsizing or reconfiguring junior anchors to enhance the merchandising mix of shopping centers, both of which the Company believes will generate higher blended rental rates and operating cash flows.  In addition to its deleveraging efforts, management intends to use proceeds from the sale of lower growth assets to fund redevelopment activity and opportunistic investing.

Dispositions

The Company sold 43 shopping centers and land parcels for $1,048.5 million (including 33 shopping centers held in joint ventures), or $453.9 million at the Company’s share for the nine months ended September 30, 2018.

The following is a summary of the Company’s operational activity during the quarter ended September 30, 2018, after the spin-off of RVI:

•	The Company leased approximately 1.4 million square feet in the three months ended September 30, 2018, including 63 new leases and 164 renewals;
•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  For the comparable leases executed in the three months ended September 30, 2018, the Company generated positive leasing spreads on a pro rata basis of 20.6% for new leases and 8.2% for renewals.  The new lease spread of 20.6% is higher than the full-year 2017 spread of 11.1% on a pro rata basis and is in line with historical trending.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated;

•	The Company’s total portfolio average annualized base rent per square foot increased to $17.47 at September 30, 2018, on a pro rata basis;
•

The aggregate occupancy of the Company’s operating shopping center portfolio was 90.4% at September 30, 2018, on a pro rata basis.  The occupancy rate was impacted in 2018 by the termination of multiple Toys “R” Us leases as part of the retailer’s bankruptcy proceedings and

•

For new leases executed during the three months ended September 30, 2018, the Company expended a weighted-average cost of $6.61 per rentable square foot for tenant improvements and lease commissions over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2017, but excluding properties under development or redevelopment and those sold by the Company or included in the spin-off of RVI, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2018	2017	$ Change
Base and percentage rental revenues	$92,759	$154,941	$(62,182)
Recoveries from tenants	31,951	51,368	(19,417)
Fee and other income	17,601	21,115	(3,514)
Business interruption income	1,784	—	1,784
Total revenues	$144,095	$227,424	$(83,329)

	Nine Months
	Ended September 30,
	2018	2017	$ Change
Base and percentage rental revenues(A)	$384,585	$490,315	$(105,730)
Recoveries from tenants(B)	133,863	164,477	(30,614)
Fee and other income(C)	45,347	49,240	(3,893)
Business interruption income(D)	6,884	—	6,884
Total revenues (E)	$570,679	$704,032	$(133,353)

(A)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$3.6
Acquisition of shopping centers	0.1
Development or redevelopment properties	(3.2)
Shopping centers sold or included in RVI spin-off(1)	(106.5)
Straight-line rents	0.3
Total	$(105.7)
(1)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues summarized by the following portfolios:  combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Combined Shopping Center Portfolio September 30,		Wholly-Owned Shopping Centers September 30,		Joint Venture Shopping Centers September 30,
	2018	2017	2018	2017	2018	2017
Centers owned	182	286	78	143	104	143
Aggregate occupancy rate	90.8%	91.5%	90.3%	91.1%	91.2%	92.1%
Average annualized base rent per occupied square foot	$16.23	$15.53	$17.83	$16.30	$14.63	$14.42

On a pro rata basis, the Company’s occupancy was 90.4% and the average annualized base rent per occupied square foot was $17.47.  At September 30, 2018 and 2017, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.7% and 91.1%, respectively, and the average annualized base rent per occupied square foot was $17.33 and $17.11, respectively.  The decrease in occupancy rates primarily was due to a combination of anchor store tenant lease expirations and bankruptcies throughout 2018 and 2017 and, to a lesser extent, disposition activity that occurred during the year.

(B)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 91.9% and 93.7% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2018 and 2017, respectively.  The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above.

(C)

The decrease primarily is a result of a decrease in lease termination fees offset by an increase in fee revenue. Lease termination fees decreased $6.9 million during 2018 due to the recording in 2017 of an $8.2 million lease termination fee related to the receipt of a building triggered by an anchor tenant’s termination of a ground lease at a shopping center.  Revenues from fees from joint ventures and RVI increased $5.4 million, primarily due to higher fees earned from RVI of $8.9 million primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets in 2018 and 2017.  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions and RVI and the Company’s joint venture partners could dispose of shopping centers under SITE Centers’ management.

(D)

Represents payments received in the first nine months of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.

(E)

The Company did not record $6.6 million of revenues related to the Puerto Rico shopping centers in the first six months of 2018 because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2018	2017	$ Change
Operating and maintenance	$18,386	$31,926	$(13,540)
Real estate taxes	21,211	30,618	(9,407)
Impairment charges	19,890	10,284	9,606
Hurricane property and impairment loss	(157)	6,089	(6,246)
General and administrative	15,232	13,449	1,783
Depreciation and amortization	49,629	85,210	(35,581)
	$124,191	$177,576	$(53,385)

	Nine Months
	Ended September 30,
	2018	2017	$ Change
Operating and maintenance(A)	$85,473	$103,845	$(18,372)
Real estate taxes(A)	83,712	98,691	(14,979)
Impairment charges(B)	68,394	60,353	8,041
Hurricane property and impairment loss(C)	817	6,089	(5,272)
General and administrative(D)	45,353	60,499	(15,146)
Depreciation and amortization(A)	196,515	266,370	(69,855)
	$480,264	$595,847	$(115,583)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$1.2	$2.7	$(6.3)
Acquisition of shopping centers	—	0.2	—
Development or redevelopment properties	0.3	(0.7)	(3.2)
Shopping centers sold or included in RVI spin-off	(19.9)	(17.2)	(60.4)
	$(18.4)	$(15.0)	$(69.9)

Depreciation expense for Comparable Portfolio Properties was lower in 2018, primarily as a result of assets that were fully amortized in 2017.

(B)

The Company recorded impairment charges in the first nine months of 2018 related to 10 operating shopping centers marketed for sale, eight of which were included in the RVI spin-off.  In addition, the spin-off of the RVI assets caused an additional impairment charge of $14.1 million in the third quarter of 2018 as a result of these assets being classified as held for sale on July 1, 2018, immediately prior to the spin-off.

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 11, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)	The Hurricane Property Loss is more fully described in Note 9, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.
(D)

General and administrative expenses were approximately 5.0% and 5.5% of total revenues, for 2018 and 2017, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In 2018 and 2017, the Company recorded separation charges aggregating $4.6 million and $16.6 million, respectively.  For the nine months ended September 30, 2018 and 2017, general and administrative expenses of $45.4 million and $60.5 million, respectively, less the separation charges of $4.6 million and $16.6 million, respectively, were approximately 4.5% and 4.0%, respectively, of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the new leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed. See Note1, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2018	2017	$ Change
Interest income	$5,055	$6,807	$(1,752)
Interest expense	(26,962)	(46,296)	19,334
Other income (expense), net	(1,454)	(64,340)	62,886
	$(23,361)	$(103,829)	$80,468

	Nine Months
	Ended September 30,
	2018	2017	$ Change
Interest income(A)	$15,412	$22,365	$(6,953)
Interest expense(B)	(115,915)	(147,031)	31,116
Other income (expense), net(C)	(99,316)	(65,298)	(34,018)
	$(199,819)	$(189,964)	$(9,855)
(A)

The change in the amount of interest income recognized primarily is due to the change in the composition of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).  At September 30, 2018, the Company had a gross preferred investment of $264.8 million plus $4.8 million of accrued interest, with an annual interest rate of 8.5% due from its two joint ventures with Blackstone.  This balance excludes a $65.5 million valuation allowance.  The Company does not recognize as interest income the 2.0% non-cash, or Paid In Kind (“PIK”), component of the 8.5% fixed distribution.  The Company’s recognition of the cash interest payments from the preferred securities remains unchanged and earns interest at 6.5% per annum.  In the first nine months of 2018, the Company received $68.1 million in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures are expected to be used to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Nine Months
	Ended September 30,
	2018	2017
Weighted-average loan receivable outstanding (in millions)	$311.4	$418.5
Weighted-average interest rate	6.8%	7.2%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2018	2017
Weighted-average debt outstanding (in billions)	$3.3	$4.4
Weighted-average interest rate	4.5%	4.4%

The reduction in the weighted-average debt outstanding from the comparable prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% and 4.0% at September 30, 2018 and September 30, 2017, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, compared to $0.5 million and $1.4 million, respectively, for the comparable periods in 2017.

(C)	Other income (expense) was composed of the following (in millions):

	Nine Months
	Ended September 30,
	2018	2017
Transaction costs - RVI spin-off	$(37.0)	$—
Debt extinguishment costs, net	(58.4)	(66.4)
Transaction and other (expense) income, net	(3.9)	1.1
	$(99.3)	$(65.3)

In 2018, debt extinguishment costs are primarily a result of make-whole amounts, the write-off of unamortized deferred financing costs and other costs incurred from the redemption of senior unsecured notes and other mortgage debt repaid in connection with the Company entering into the $1.35 billion mortgage financing agreement, which was subsequently assumed by RVI pursuant to the separation and distribution agreement.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2018	2017	$ Change
Equity in net (loss) income of joint ventures	$(2,920)	$4,811	$(7,731)
(Reserve) adjustment to preferred equity interests	(2,201)	15,377	(17,578)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(238)	(9,267)	9,029

	Nine Months
	Ended September 30,
	2018	2017	$ Change
Equity in net income of joint ventures(A)	$9,687	$2,429	$7,258
Reserve of preferred equity interests(B)	(4,537)	(60,623)	56,086
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(611)	(9,963)	9,352
(A)

The increase primarily was the result of asset sales.  In the first nine months of 2018, three unconsolidated joint ventures sold 33 assets of which the Company’s share of the gain was $12.6 million.  These gains were offset by impairment charges on seven assets marketed for sale aggregating $104.8 million of which the Company’s share was $9.6 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.

Disposition of Real Estate, Non-Controlling Interests and Net Loss (in thousands)

	Three Months
	Ended September 30,
	2018	2017	$ Change
Gain on disposition of real estate, net	$124	$44,291	$(44,167)
Income attributable to non-controlling interests, net	(239)	(248)	9
Net (loss) income attributable to SITE Centers	(8,931)	983	(9,914)

	Nine Months
	Ended September 30,
	2018	2017	$ Change
Gain on disposition of real estate, net(A)	$39,643	$127,017	$(87,374)
Income attributable to non-controlling interests, net	(1,191)	(728)	(463)
Net loss attributable to SITE Centers(B)	(66,413)	(23,647)	(42,766)
(A)	The Company sold 10 shopping centers and land for a gross sales price of $314.9 million.
(B)	The increase in net loss primarily is attributable to the impact of the RVI spin-off and asset sales.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs.  FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.  The Company also believes that FFO and Operating FFO more appropriately measure the core operations of the Company and provide benchmarks to its peer group.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance.  Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains on the sale of and/or change in control of interests, gains/losses on the sale of non-depreciable real estate, impairments of non-depreciable real estate, investment reserves, gains/losses on the early extinguishment of debt, hurricane-related activity, certain transaction fee income, transaction costs and other restructuring type costs.  The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

The adjustment for these charges, income and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO.  Additionally, the Company provides no assurances that these charges, income and gains are non-recurring.  These charges, income and gains could be reasonably expected to recur in future results of operations.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2018	2017	$ Change
FFO attributable to common shareholders	$60,703	$46,340	$14,363
Operating FFO attributable to common shareholders	61,003	111,236	(50,233)

	Nine Months
	Ended September 30,
	2018	2017	$ Change
FFO attributable to common shareholders	$141,792	$161,677	$(19,885)
Operating FFO attributable to common shareholders	249,245	328,538	(79,293)

The decrease in FFO and Operating FFO primarily was attributable to the dilutive impact of the RVI spin-off and asset sales.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(17,313)	$(7,400)	$(91,561)	$(44,023)
Depreciation and amortization of real estate investments	48,242	81,064	191,997	258,137
Equity in net loss (income) of joint ventures	2,920	(4,811)	(9,687)	(2,429)
Joint ventures' FFO(A)	7,060	8,268	20,871	21,062
Non-controlling interests (OP Units)	28	76	587	227
Impairment of depreciable real estate assets	19,890	13,620	68,394	54,603
Gain on disposition of depreciable real estate	(124)	(44,477)	(38,809)	(125,900)
FFO attributable to common shareholders	60,703	46,340	141,792	161,677
RVI disposition fees	(1,622)	—	(1,622)	—
Reserve (adjustment) of preferred equity interests	2,201	(15,377)	4,537	60,623
Hurricane property (income) loss, net(B)	(1,941)	3,616	504	3,616
Impairment charges – non-depreciable assets	—	1,764	—	10,850
Separation charges	—	—	4,641	16,552
Other (income) expense, net(C)	1,475	65,835	99,337	66,782
Joint ventures – debt extinguishment and other	187	95	890	778
Valuation allowance of Puerto Rico prepaid tax asset	—	8,777	—	8,777
Loss (gain) on disposition of non-depreciable real estate, net	—	186	(834)	(1,117)
Non-operating items, net	300	64,896	107,453	166,861
Operating FFO attributable to common shareholders	$61,003	$111,236	$249,245	$328,538

(A)

At September 30, 2018 and 2017, the Company had an economic investment in unconsolidated joint venture interests related to 103 and 142 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

FFO at SITE Centers’ ownership interests considers the impact of basis differentials.  Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to unconsolidated joint ventures	$(50,859)	$36,080	$(14,831)	$(49,999)
Depreciation and amortization of real estate investments	34,332	45,291	111,308	137,976
Impairment of depreciable real estate assets	87,880	2,160	104,790	82,667
Gain on disposition of depreciable real estate, net	(32,094)	(31,740)	(82,470)	(30,764)
FFO	$39,259	$51,791	$118,797	$139,880
FFO at SITE Centers' ownership interests	$7,060	$8,268	$20,871	$21,062
Operating FFO at SITE Centers' ownership interests	$7,247	$8,363	$21,762	$21,840

(B)	The hurricane property (income) loss is summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Lost tenant revenue	$—	$2,571	$6,570	$2,571
Business interruption income	(1,784)	—	(6,884)	—
Clean up costs and other uninsured expenses	(157)	1,045	818	1,045
	$(1,941)	$3,616	$504	$3,616

(C)Amounts included in other income/expense as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Transaction costs - RVI spin-off	$528	$—	$37,044	$—
Debt extinguishment costs, net	33	65,846	58,433	66,442
Transaction and other (income) expense, net	914	(11)	3,860	340
	$1,475	$65,835	$99,337	$66,782

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and includes assets owned in comparable periods (15 months for quarter comparisons).  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net loss computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to SITE Centers	$(66,413)	$(23,647)	$(66,413)	$(23,647)
Fee income	(30,424)	(25,517)	(30,424)	(25,517)
Interest income	(15,412)	(22,365)	(15,412)	(22,365)
Interest expense	115,915	147,031	115,915	147,031
Depreciation and amortization	196,515	266,370	196,515	266,370
General and administrative	45,353	60,499	45,353	60,499
Other expense, net	99,316	65,298	99,316	65,298
Impairment charges	68,394	60,353	68,394	60,353
Hurricane property loss	817	6,089	817	6,089
Equity in net income of joint ventures	(9,687)	(2,429)	(9,687)	(2,429)
Reserve of preferred equity interests	4,537	60,623	4,537	60,623
Valuation allowance of prepaid tax asset	—	8,777	—	8,777
Tax expense	611	1,186	611	1,186
Gain on disposition of real estate	(39,643)	(127,017)	(39,643)	(127,017)
Income from non-controlling interests	1,191	728	1,191	728
Consolidated NOI	$371,070	$475,979	$371,070	$475,979
SITE Centers' consolidated joint venture	—	—	(1,186)	(1,186)
Consolidated NOI, net of non-controlling interests	$371,070	$475,979	$369,884	$474,793

Net (loss) income from unconsolidated joint ventures	$(14,831)	$(49,999)	$4,246	$(2,667)
Interest expense	72,315	83,410	11,244	13,164
Depreciation and amortization	111,308	137,976	14,904	16,813
Impairment charges	104,790	82,667	14,028	8,084
Preferred share expense	19,074	24,674	954	1,234
Other expense, net	19,497	22,204	3,295	3,576
Gain on disposition of real estate, net	(82,924)	(30,764)	(12,638)	(1,524)
Unconsolidated NOI	$229,229	$270,168	$36,033	$38,680

Total Consolidated + Unconsolidated NOI	$600,299	$746,147	$405,917	$513,473
Less: Non-Same Store NOI adjustments	(160,667)	(311,016)	(135,334)	(247,845)
Total SSNOI	$439,632	$435,131	$270,583	$265,628

SSNOI % Change	1.0%		1.9%

The increase in SSNOI for the first nine months of 2018 as compared to the first nine months of 2017 primarily is due to rental increases, increased occupancy and favorable net recoveries.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions, developments and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $2.4 billion at September 30, 2018, compared to $3.9 billion at December 31, 2017.

Spin-off of RVI

On July 1, 2018, the Company completed the spin-off of RVI, which consisted of 48 assets that included 36 continental U.S. assets and 12 Puerto Rico assets.  These properties comprised 16.0 million square feet of Company-owned GLA and were located in 17 states and Puerto Rico.  The RVI assets had a combined gross book asset value of $2.7 billion and mortgage debt of $1.27 billion as of June 30, 2018.  SITE Centers has retained a $190 million preferred stock investment as noted below and continues to manage the RVI assets.

On June 30, 2018, RVI issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to the Company, which, are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018 exceeds $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the Board of Directors of RVI, and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.

RVI may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.

In February 2018, RVI entered into a $1.35 billion mortgage loan in connection with the Company’s spin-off plan (“RVI Mortgage Loan”).  This mortgage was assumed by RVI in connection with the spin-off, which occurred on July 1, 2018.

Proceeds from the RVI Mortgage Loan and asset sales in 2018 were used by the Company to repay $452.5 million of outstanding mortgage debt, $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 and $200 million of an unsecured term loan.  The Company recorded $56.4 million of aggregate debt extinguishment costs, which included $28.4 million of make-whole amounts for the redemption of senior unsecured notes included in Other Expense on the Company’s consolidated statement of operations.

RVI Facility

On July 2, 2018, the Company provided an unconditional guaranty to PNC Bank, National Association (“PNC”) with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty (credit facility guaranty fee) plus interest at a contracted rate.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC (the “PNC Facility” together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  On July 2, 2018, the Company permanently reduced the borrowing capacity under the PNC Facility from $50 million to $20 million.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at September 30, 2018), or the Alternate Base Rate, as defined in the respective facility plus a specified spread (0.20% at September 30, 2018).  The Company also pays an annual facility fee (0.25% at September 30, 2018) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2018, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2018 and beyond.

Equity

Common Shares

On May 18, 2018, in anticipation of the RVI spin-off transaction, the Company effected a reverse stock split of its outstanding common shares, as well as those held in treasury, at a ratio of one-for-two.

The Company has a $250 million continuous equity program.  At October 24, 2018, the Company had all $250.0 million available for the future issuance of common shares under that program, subject to certain conditions.

Consolidated Indebtedness – as of September 30, 2018

The Company expects to fund its maturing indebtedness obligations from available cash, asset sales and joint venture activity, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  Part of the Company’s overall strategy includes refinancing short-term debt maturities in order to increase the weighted-average duration of its indebtedness and scheduling future debt maturities in a balanced manner over the long term. The following depicts the Company’s consolidated debt outstanding at September 30, 2018, which matures within the subsequent 13-month period (ending October 2019), and compares that amount to the cash and restricted cash available to fund debt repayments and availability under the Revolving Credit Facilities.  Furthermore, the following shows the Company’s cash and availability under the Revolving Credit Facilities on a pro forma basis (in millions):

February 2019 mortgage debt maturities	$95.5

Cash and cash equivalents at September 30, 2018	$11.4
Borrowing capacity available on Revolving Credit Facilities at September 30, 2018	865.0
Pro forma cash and Revolving Credit Facilities available at September 30, 2018	$876.4

At September 30, 2018, the Company’s borrowing capacity on the Revolving Credit Facilities and cash on hand was sufficient to repay debt maturities through October 2019.  As discussed above, the Company is looking to strengthen its balance sheet and reduce leverage, and as a result, the Company may utilize proceeds from asset sales to repay debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

The Company has addressed all of its 2018 consolidated debt maturities.  Management believes the scheduled debt maturities in future years are manageable.  The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company seeks to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, lower leverage and improve the Company’s credit profile with the focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of September 30, 2018

Indebtedness of the Company’s unconsolidated joint ventures at September 30, 2018, which matures within the subsequent 13-month period (ending October 2019), is as follows (in millions):

	Outstanding at September 30, 2018	At SITE Centers Share
BRE DDR Retail Holdings III(A)	$296.3	$14.8
BRE DDR Retail Holdings IV(B)	92.1	4.6
DDRTC Core Retail Fund, LLC(B)	339.5	50.9
DDR Domestic Retail Fund I(C)	314.3	62.9
DDR SAU Retail Fund LLC	21.6	4.3
Total debt maturities through October 2019	$1,063.8	$137.5
(A)	In October 2018, $289.1 million was extended to mature in November 2019.
(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(C)	Expected to be extended at the joint venture’s option in accordance with the loan agreement, or repayment as a result of asset sales.

It is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s core business of leasing space to well-capitalized tenants continues to generate consistent and predictable cash flow after expenses, interest payments and preferred share dividends.  This capital is available for use at the Company’s discretion for investment, debt repayment and the payment of dividends on common and preferred shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2018	2017
Cash flow provided by operating activities	$197,469	$302,233
Cash flow provided by investing activities	290,960	270,059
Cash flow used for financing activities	(569,878)	(591,424)

Changes in cash flow for the nine months ended September 30, 2018, compared to the prior comparable period are described as follows:

Operating Activities:  Cash provided by operating activities decreased $104.8 million primarily due to the impact of asset sales and transaction costs related to the RVI spin-off, partially offset by a decrease in interest and general administrative expense.

Investing Activities:  Cash provided by investing activities increased $20.9 million primarily due to the following:

•	Increase in distributions and repayment of advances from joint ventures and affiliates of $104.5 million, net of contributions;
•	Reduction in real estate assets acquired and developed of $80.5 million and
•	Reduction in proceeds from disposition of real estate $153.2 million.

Financing Activities:  Cash used for financing activities decreased $21.6 million primarily due to the following:

•	Decrease in debt and equity issuance of $83.6 million net of debt repayments and
•	Contribution of net assets to RVI of $52.4 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $202.8 million and $230.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in the first nine months of 2018.

The Company declared a quarterly dividend of $0.20 per common share for the third quarter of 2018 and $0.38 per common share for the first and second quarters of 2018, adjusted to reflect the reverse stock split.  The Board of Directors expects to continue to monitor the Company’s dividend policy and make such adjustments as are determined to be in the best interests of the Company and its shareholders in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

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

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a Separation and Distribution Agreement pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of the Company’s common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of the Company’s common shares received one common share of RVI for every ten shares of the Company’s common stock held on the record date.  In connection with the spin-off, the Company retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.  In addition, pursuant to the terms of the separation and distribution agreement, RVI has a repayment obligation to the Company of $36.5 million primarily for certain cash balances held in restricted cash accounts on the separation date in connection with the RVI Mortgage Loan.  RVI is obligated to repay SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which the Company will manage RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreement on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Dispositions

During the nine months ended September 30, 2018, the Company sold 10 shopping center properties, aggregating 2.1 million square feet, which together with land sales generated proceeds totaling $314.9 million.  The Company recorded a net gain of $39.6 million.  In addition, three of the Company’s unconsolidated joint ventures sold 33 shopping center assets, aggregating 4.1 million square feet, which together with land sales generated proceeds totaling $665.5 million, of which the Company’s proportionate share of the proceeds was $70.9 million.  In addition, from October 1, 2018 through October 24, 2018, the Company sold one operating asset and two assets owned by a joint venture, for an aggregate sales price of $85.2 million, $32.9 million at the Company’s share.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $68.1 million from January 1, 2018 through October 24, 2018.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At September 30, 2018, the $1.0 billion of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 131 acres of this land, which has a recorded cost basis of approximately $16 million, is available for future development.

Included in Construction in Progress and Land at September 30, 2018, was $19 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at September 30, 2018, the Company has invested approximately $110 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially completed within two years of the construction commencement date.  At September 30, 2018, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2018
Lee Vista Promenade (Orlando, Florida)	1Q19	$39,342	$30,157
West Bay Plaza (Cleveland, Ohio)	3Q19	26,636	19,629
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	27,731	4,305
1000 Van Ness (San Francisco, California)	1Q20	4,810	—
Nassau Park Pavilion (Princeton, New Jersey)	3Q20	11,090	74
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,568
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,021
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	417
Total		$148,424	$57,171

For redevelopment assets completed in 2018, the assets placed in service were completed at a cost of approximately $136 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.0 billion and $2.7 billion at September 30, 2018 and 2017, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At September 30, 2018, the Company’s capitalization consisted of $2.4 billion of debt, $525.0 million of preferred shares and $2.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $13.39, the closing price of the Company’s common shares on the New York Stock Exchange at September 28, 2018, the last trading day of September), resulting in a debt to total market capitalization ratio of 0.44 to 1.0, as compared to the ratio of 0.51 to 1.0 at September 30, 2017.  The closing price of the Company’s common shares on the New York Stock Exchange was $18.32 at September 30, 2017 which reflects an adjustment of the impact of the one-for-two reverse stock split which occurred in May 2018.  At September 30, 2018 and 2017, the Company’s total debt consisted of $2.1 billion and $3.5 billion of fixed-rate debt, respectively, and $0.3 billion and $0.5 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its 2018 consolidated debt maturities.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.  The Company’s scheduled principal payments as of September 30, 2018 are presented in Note 7, “Indebtedness,” to the Company’s consolidated financial statements included herein, and reflect the refinancings and repayments in the first nine months of 2018, as discussed in the Liquidity Section included earlier in this section.

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.2 million for its consolidated properties at September 30, 2018.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.5 million related to the maintenance of its properties and general and administrative expenses.

RVI Guaranty

On July 2, 2018, the Company provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank.  RVI has agreed to reimburse the Company for any amounts paid to PNC Bank pursuant to the guaranty (credit facility guaranty fee) plus interest at a contracted rate. RVI also pays the Company an annual fee on account of its guaranty commitment.

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

ECONOMIC CONDITIONS

Despite the recent tenant bankruptcies and increases in e-commerce, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued stable volume of leasing activity, which was more than one million square feet of space for new leases and renewals for the three months ended 2018, as compared to almost two million square feet of space for new leases and renewals for the three months ended September 30, 2017.  The decrease in the leasing activity is attributable to the reduced amount of consolidated and joint venture assets of the Company in 2018 as compared to 2017.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies which include T.J. Maxx, Marshalls, Sierra Trading Post, HomeGoods and HomeSense at 5.3% and Bed Bath & Beyond which includes Bed Bath & Beyond, World Market, buybuy Baby and Christmas Tree Shops at 3.4%).  Other significant tenants, including unowned locations, consist of Walmart/Sam’s Club, Target, Five Below, Dick’s Sporting Goods, Ross Stores, Lowe’s and Ulta, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  In addition, several of the Company’s big box tenants (Walmart/Sam’s Club, Dick’s Sporting Goods, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the last few years.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced, discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

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

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the strong historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  At September 30, 2018, the shopping center portfolio occupancy was 90.4% and its total portfolio average annualized base rent per occupied square foot was $17.47, on a pro rata basis.  Restated to reflect the assets owned at September 30, 2018, the shopping center portfolio occupancy was 91.5% at December 31, 2017 and 91.2% at September 30, 2017 and the total portfolio average annualized base rent per occupied square foot was $17.25 at December 31, 2017 and $17.17 at September 30, 2017, on a pro rata basis.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2018 was $6.61 per rentable square foot on a pro rata basis.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2018				December 31, 2017
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$2,081.5	6.0	4.3%	87.3%	$3,451.2	5.6	4.2%	89.7%
Variable-Rate Debt	$303.5	3.9	3.6%	12.7%	$398.1	2.7	2.9%	10.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2017, is summarized as follows:

	September 30, 2018				December 31, 2017
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$802.0	$147.0	5.3	4.1%	$953.6	$154.6	5.3	4.2%
Variable-Rate Debt	$1,198.8	$157.2	0.8	4.0%	$1,547.6	$200.2	1.3	3.3%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2018 and December 31, 2017, is summarized as follows (in millions):

	September 30, 2018			December 31, 2017
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$2,081.5	$2,075.7	$1,973.4	$3,451.2	$3,537.5	$3,372.7
Company's proportionate share of joint venture fixed-rate debt	$147.0	$141.0	$135.2	$154.6	$150.3	$144.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2018, would result in an increase in interest expense of approximately $2.3 million for the Company and $1.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2018.  The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2018, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2018	1,576	$14.96	—	—
August 1–31, 2018	114	14.30	—	—
September 1–30, 2018	28	13.97	—	—
Total	1,718	$14.90	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
2.1

Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018 (File No. 001-11690))

3.1	Fourth Amended and Restated Articles of Incorporation[2]

3.2	Amended and Restated Code of Regulations[2]

10.1

External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2018 (File No. 001-11690))

10.2

Form of Performance-Based Restricted Share Units Adjustment Memorandum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11690))

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1,[2]

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2018 and 2017, (iv) Consolidated Statement of Equity for the Nine Months Ended September 30, 2018, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 2, 2018