Form 10-K
period 2018-12-31
SITE Centers Corp.
filed 2019-02-27
CIK 894315

Be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2018, was $2.1 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

180,448,225 common shares outstanding as of February 15, 2019

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2019 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

SITE Centers Corp. (formerly known as DDR Corp.), an Ohio corporation (the “Company” or “SITE Centers”), a self-administered and self-managed Real Estate Investment Trust (“REIT”), is in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed and, therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2018, the Company owned approximately 60.6 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 16.9 million total square feet of GLA for Retail Value Inc. (“RVI”).

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  The shopping centers and land are collectively referred to as the “Portfolio Properties.”  In addition, the Company generates revenue from its management contracts with its unconsolidated joint venture assets and RVI, as well as interest income from notes receivable.

On July 1, 2018, SITE Centers completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt.

Strategy

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors.  Although management and the Board of Directors have no present intention to materially amend or revise the Company’s policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

The Company's mission is to deliver superior total shareholder returns through the ownership and operation of shopping centers.  Management believes that returns should be underpinned by strong earnings growth, sustainable dividends, and a balance sheet that is well positioned through various economic cycles.

In 2018, the Company completed its portfolio transformation through the sale of $1.0 billion of assets and the strategic initiative to spin-off 48 assets into a separate, publicly-traded REIT, RVI.  The Company also initiated its capital recycling program through the formation of a 20% owned unconsolidated joint venture consisting of 10 existing assets, Dividend Trust Portfolio JV LP (“Dividend Trust Portfolio joint venture”).  In 2019, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio.  Additional growth opportunities include a renewed focus on redevelopment of the SITE Centers portfolio as well as opportunistic investments.  Having largely completed its deleveraging plans, management intends to use proceeds from future sales of lower growth assets, including sales to newly formed joint ventures, largely to fund opportunistic investments in assets that offer growth potential through specialized leasing and redevelopments efforts.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•	Enhancement of property cash flows through creative, proactive redevelopment efforts that result in the profitable adaptation of assets to better suit dynamic retail tenant and community demands;
•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into opportunistic acquisitions at attractive rates that offer leasing and redevelopment potential;

•

Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, a large unsecured line of credit and equity from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Narrative Description of Business

The Company’s portfolio as of February 15, 2019, consisted of 174 shopping centers (including 104 centers owned through joint ventures) and more than 400 acres of undeveloped land (of which approximately 100 acres are owned through unconsolidated joint ventures).  The shopping centers are located in 26 states.  Over the prior three years, the Company has been a net seller of assets and used the proceeds to deleverage.  From January 1, 2016, to December 31, 2018, the Company sold 155 shopping centers (including 69 properties owned through unconsolidated joint ventures) aggregating 28.0 million square feet of Company-owned GLA for an aggregate sales price of $3.9 billion.  From January 1, 2016, to December 31, 2018, the Company acquired six shopping centers (including three that were acquired from unconsolidated joint ventures) aggregating 1.4 million square feet of Company-owned GLA for an aggregate purchase price of $0.3 billion.  In July 2018, the Company completed the RVI spin-off of 48 shopping centers.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro-Rata Combined Shopping Center Portfolio December 31,
	2018	2017
Centers owned	177	273
Aggregate occupancy rate(A)	89.9%	90.9%
Average annualized base rent per occupied square foot	$17.86	$16.46

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2018	2017	2018	2017
Centers owned	70	136	107	137
Aggregate occupancy rate(A)	89.6%	90.8%	91.4%	91.6%
Average annualized base rent per occupied square foot	$18.41	$16.62	$14.84	$14.50
(A)	The decrease in occupancy rates in 2018 primarily was due to anchor store tenant lease expirations and bankruptcies and, to a lesser extent, disposition activity that occurred during the year.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2018, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

The Company has established close relationships with a large number of major national and regional tenants.  The Company’s management is associated with, and actively participates in, many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants.  The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space, management services and maintenance.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Bed Bath & Beyond Inc., Dick's Sporting Goods, Inc., PetSmart, Inc. and Michaels Companies, Inc., representing 5.4%, 3.6%, 2.8%, 2.7% and 2.2%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2018.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2018, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2019, the Company had 378 full-time employees.  The Company considers its relations with its personnel to be good.

Executive Officers of the Registrant

The section below provides information regarding the Company’s executive officers as of February 15, 2019:

David R. Lukes, age 49, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017.  Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014.  Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties from 2010 through 2012.  From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010.  Mr. Lukes has also served as the President, Chief Executive Officer and Director of RVI., an owner and operator of shopping centers listed on the New York Stock Exchange, since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Michael A. Makinen, age 54, has served as Executive Vice President and Chief Operating Officer of SITE Centers since March 2017.  Prior to joining SITE Centers, he served as Chief Operating Officer of Equity One, Inc. from July 2014 to March 2017.  Mr. Makinen also served as Chief Operating Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 to June 2014, as Vice President of Real Estate of United Retail Group from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004.  Mr. Makinen has also served as Executive Vice President and Chief Operating Officer of RVI since February 2018.  Mr. Makinen holds a Bachelor of Science from Michigan State University and a Master of Arts in geography from Indiana University.

Matthew L. Ostrower, age 48, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since March 2017.  Prior to joining SITE Centers, he served as Executive Vice President of Equity One, Inc. from March 2015 and as Chief Financial Officer and Treasurer from April 2015 to March 2017.  Prior to Equity One, Mr. Ostrower served as Managing Director and Associate Director of Research at Morgan Stanley from 2010 and previously served as a Vice President, Executive Director and a Managing Director at Morgan Stanley, an investment bank, from 2000 to 2008.  From 2008 to 2009, Mr. Ostrower was a founding member of the Gerrity Group, a private retail real estate company focused on the management, leasing and disposition of shopping centers, where he was responsible for capital raising and investment strategy.  Mr. Ostrower has served as the Executive Vice President, Chief Financial Officer and Treasurer and as a member of the Board of Directors of RVI since April 2018 and served as a member of the Board of Directors of Ramco-Gershenson Properties Trust, a public retail real estate investment trust, from 2010 to February 2015.  Mr. Ostrower holds a dual Master of Science in real estate and city planning from Massachusetts Institute of Technology and a Bachelor of Arts degree from Tufts University.  Mr. Ostrower is also a Chartered Financial Analyst (CFA).

Christa A. Vesy, age 48, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012.  From July 2016 to March 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer.  In these roles, Ms. Vesy oversees the property and corporate accounting and financial reporting functions for SITE Centers.  Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since November 2006.  Ms. Vesy has also served as Executive Vice President & Chief Accounting Officer of RVI since February 2018.  Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment.  Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004.  Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University.  Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.sitecenters.com.  The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including news releases, analyst presentations and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets.  The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services.  If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company's tenants and demand for retail space could be adversely affected.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.  The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

E-commerce May Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce continues to gain in popularity and growth in internet sales and that is likely to continue in the future. The Company’s tenants have experienced competition from internet retailers and this could continue to result in a downturn or distress in the business of some of the Company’s tenants and could affect the way other current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “bricks and mortar” locations and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2018, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.4%
Bed Bath & Beyond Inc.	3.6%
Dick's Sporting Goods, Inc.	2.8%
PetSmart, Inc.	2.7%
Michaels Companies, Inc.	2.2%
AMC Entertainment Holdings, Inc.	1.9%
Best Buy Co., Inc.	1.9%
Gap Inc.	1.9%
Ulta Beauty, Inc.	1.8%
Ross Stores, Inc.	1.8%
Nordstrom, Inc.	1.7%
The Kroger Co.	1.7%
Kohl's Department Stores, Inc.	1.7%
Barnes & Noble, Inc.	1.6%

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2018, the Company had outstanding debt of $1.9 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.4 billion as of December 31, 2018).  The Company intends to maintain a conservative ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares and operating partnership units, the liquidation preference on any preferred shares outstanding and its total consolidated indebtedness).  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and could have substantial liability to its partner in the event it were to be unable or fail to do so.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline.  As of December 31, 2018, the Company had $329.6 million of investments in and advances to unconsolidated joint ventures holding 106 shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  For example, in 2018, the Company recorded impairment charges at 18 operating shopping centers and land parcels aggregating $69.3 million.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

Proposed and potential future proposed reforms of the Code, if enacted, could adversely affect existing REITs.  Such proposals could result in REITs having fewer tax advantages and could adversely affect REIT shareholders.  It is impossible for the Company to predict the nature of or extent of any new tax legislation on the real estate industry in general and REITs in particular.  In addition, some proposals under consideration may adversely affect the Company’s tenants’ operating results, financial condition and/or future business planning, which could adversely affect the Company and consequently, the Company’s stockholders.

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

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business.  Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings.  An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations.  Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares.  For a further discussion of litigation risks, see “Legal Matters” in Note 11, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

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

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters, including Florida. Such properties could therefore be affected by rising sea levels or hurricanes and tropical storms, whether caused by global climate changes or other factors. The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient.

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

A Disruption, Failure, or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business. While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks.  Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses or claims that may arise.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2018, the Portfolio Properties included 177 shopping centers (including 107 centers owned through joint ventures).  At December 31, 2018, the Portfolio Properties also included more than 400 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2018, the Portfolio Properties aggregated 44.3 million square feet of Company-owned GLA (60.6 million square feet of total GLA) located in 26 states.  These centers are principally in the Southeast and Midwest, with significant concentrations in Georgia, Florida, North Carolina and Ohio.  At December 31, 2018, the Company also owned an interest in one land parcel in Canada.

At December 31, 2018, on a pro rata basis, the average annualized base rent per square foot was $17.86.  The average annualized base rent per square foot of Company-owned GLA of the Company’s 70 wholly-owned shopping centers was $18.41 and for the 107 shopping centers owned through joint ventures, was $14.84.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.

The Company’s shopping centers are typically anchored by two or more national tenant anchors and are designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers.  The tenants of the shopping centers typically cater to the consumer’s desire for value and convenience and offer day-to-day necessities rather than high-priced luxury items.  The properties often include discounters, specialty grocers, pet supply stores, beauty supply retailers and dollar stores as additional anchors or tenants.  The Company has established close relationships with a large number of major national and regional tenants, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2018, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals” of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2018, the Company owned an investment in 106 properties owned through unconsolidated joint ventures, which served as collateral for joint venture mortgage debt aggregating approximately $2.2 billion (of which the Company’s proportionate share is $0.4 million) and which is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 35,000 square feet to approximately 1,500,000 square feet of total GLA (with 77 properties exceeding 300,000 square feet of total GLA).  On a pro rata basis, the Company’s properties were 89.9% occupied as of December 31, 2018, and occupancy was between 89.9% and 93.0% over the five-year period ended December 31, 2018.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2028 at the Company’s 70 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2019	154	1,023	$17,396	$17.00	5.2%	5.7%
2020	200	1,682	31,081	18.48	8.6%	10.2%
2021	219	1,968	35,041	17.80	10.0%	11.4%
2022	244	2,513	45,510	18.11	12.8%	14.9%
2023	240	2,733	47,056	17.22	13.9%	15.4%
2024	148	2,005	31,882	15.90	10.2%	10.4%
2025	75	853	16,800	19.69	4.3%	5.5%
2026	74	733	14,539	19.84	3.7%	4.7%
2027	63	721	15,400	21.37	3.7%	5.0%
2028	58	691	12,455	18.01	3.5%	4.1%
Total	1,475	14,922	$267,160	$17.90	75.9%	87.3%

The following table shows the impact of tenant lease expirations at the joint venture level through 2028 at the Company’s 107 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2019	244	1,944	$28,729	$14.78	7.9%	8.8%
2020	337	2,744	38,793	14.14	11.1%	11.9%
2021	377	3,598	52,960	14.72	14.6%	16.3%
2022	338	3,366	48,151	14.31	13.6%	14.8%
2023	334	2,843	42,955	15.11	11.5%	13.2%
2024	189	2,354	32,725	13.90	9.5%	10.1%
2025	76	833	13,215	15.86	3.4%	4.1%
2026	62	606	8,861	14.63	2.5%	2.7%
2027	67	713	12,376	17.36	2.9%	3.8%
2028	81	908	13,899	15.31	3.7%	4.3%
Total	2,105	19,909	$292,664	$14.70	80.7%	90.0%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Alabama
1	Birmingham, AL	River Ridge	2001	2007	15%	172	$2,881	$16.73	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)
2	Huntsville, AL	Westside Centre	2002	2007	15%	477	$3,911	$11.27	Altitude Trampoline Park, Big Lots, PetSmart, Ross Dress for Less, Stein Mart, Target (Not Owned)

	Arizona
3	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	20%	688	$11,301	$18.03	AMC Theatres, Best Buy, Burlington, HomeGoods, Jo-Ann, Lina Home Furnishing, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
4	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	345	$5,534	$16.31	Barnes & Noble, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Old Navy, Savers (Not Owned), Staples, T.J. Maxx
5	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,347	$19.73	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
6	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$5,143	$18.32	Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples
7	Prescott, AZ	Shops at Prescott Gateway	2012	2014	5%	35	$786	$30.04	Trader Joe's
8	Tucson, AZ	Silverado Plaza	1999	2014	5%	78	$648	$8.72	Safeway

	California
9	Buena Park, CA	Buena Park Place	2009	2004	100%	212	$2,619	$14.72	Aldi, Kohl's, Michaels
10	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	291	$6,702	$23.04	24 Hour Fitness, Aki-Home, Michaels, Ross Dress for Less, Stater Bros Markets, Target (Not Owned)
11	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	392	$5,478	$22.11	Cinemark, H & M, Nike, Restoration Hardware
12	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,654	$46.39	Whole Foods
13	Richmond, CA	Hilltop Plaza	2000	2002	20%	251	$2,969	$16.86	99 Cents Only, Century Theatre, dd's Discounts, Ross Dress for Less
14	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$6,044	$22.25	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
15	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$822	$19.65	AMC Theatres, The Studio Mix
16	Vista, CA	Vista Village	2007	2013	100%	194	$4,614	$25.60	Cinepolis, Frazier Farms, Lowe's (Not Owned), Staples (Not Owned)
17	West Covina, CA	Eastland Center	1957	2014	5%	812	$10,882	$14.40	Ashley Furniture HomeStore, Burlington, Dick's Sporting Goods, Hobby Lobby, Marshalls, Pottery Barn Outlet, Ross Dress for Less, Target, Walmart

	Colorado
18	Aurora, CO	Cornerstar	2008	2014	5%	430	$7,831	$19.69	24 Hour Fitness, Cornerstar Wine & Liquor, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Sprouts Farmers Market, Target (Not Owned), Ulta Beauty
19	Centennial, CO	Centennial Promenade	2002	1997	100%	443	$7,013	$20.90	Cavender's, Conn's, Golf Galaxy, HomeGoods, IKEA (Not Owned), Michaels, Ross Dress for Less, Stickley Furniture
20	Colorado Springs, CO	Chapel Hills	2000	2011	100%	446	$4,438	$13.41	24 Hour Fitness, Barnes & Noble, Best Buy, DSW, Michaels (Not Owned), Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
21	Denver, CO	University Hills	1997	2003	100%	243	$4,619	$19.36	24 Hour Fitness, King Soopers, Marshalls, Michaels, Pier 1 Imports

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
22	Parker, CO	Flatacres Marketcenter/ Parker Pavilions(2)	2003	2003	100%	232	$3,661	$19.83	Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
23	Guilford, CT	Guilford Commons	2015	DEV	100%	128	$1,793	$16.53	Bed Bath & Beyond, The Fresh Market
24	Plainville, CT	Connecticut Commons	2013	DEV	20%	561	$7,312	$13.41	A.C. Moore, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
25	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,505	$19.17	HomeGoods (Not Owned), Stop & Shop, Target (Not Owned)

	Florida
26	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,915	$15.57	Publix
27	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,204	$11.38	Bealls, Bealls Outlet, Big Lots, Lowes (Not Owned)
28	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,481	$13.96	Jo-Ann, Nordstrom Rack, Publix, Total Wine & More
29	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,045	$14.74	buybuy BABY, Lowe's (Not Owned), PetSmart
30	Brandon, FL	The Collection at Brandon Boulevard(2)	2003	IPO	100%	218	$783	$7.54	Chuck E. Cheese's, Kane Furniture
31	Cape Coral, FL	Northpoint Shopping Center	2008	2014	5%	112	$1,543	$13.73	Bed Bath & Beyond, Michaels, PetSmart
32	Casselberry, FL	Casselberry Commons	2010	2007	20%	246	$2,831	$14.17	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
33	Dania, FL	Sheridan Square	1991	2007	20%	67	$752	$11.24	Walmart Neighborhood Market
34	Fort Myers, FL	Cypress Trace	2004	2007	15%	278	$2,800	$11.33	Bealls, Bealls Outlet, Ross Dress for Less, Stein Mart
35	Fort Myers, FL	Market Square	2004	2007	15%	119	$1,892	$15.91	American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), DSW, Michaels (Not Owned), Target (Not Owned), Total Wine & More
36	Fort Myers, FL	The Forum	2008	2014	5%	190	$2,425	$14.91	Bed Bath & Beyond, Defy Extreme Air Sports, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
37	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$826	$12.04	Publix
38	Jupiter, FL	Concourse Village	2004	2015	5%	134	$2,246	$17.06	Ross Dress for Less, T.J. Maxx
39	Lake Mary, FL	Shoppes of Lake Mary	2001	2007	15%	74	$1,753	$24.00	Publix (Not Owned), Staples, Target (Not Owned)
40	Melbourne, FL	Melbourne Shopping Center	1999	2007	100%	210	$1,115	$7.37	Big Lots, Publix
41	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$8,835	$19.96	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
42	Miramar, FL	River Run	1989	2007	20%	94	$1,206	$13.65	Publix
43	Naples, FL	Carillon Place	1994	1995	100%	265	$3,428	$15.15	Bealls Outlet, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
44	Naples, FL	Countryside Shoppes	1997	2007	20%	74	$482	$12.24	Aldi
45	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$1,159	$11.33	Publix
46	Ocala, FL	Heather Island	2005	2007	20%	71	$622	$11.01	Publix
47	Orlando, FL	Chickasaw Trail Shopping Center	1994	2007	20%	75	$870	$12.17	Publix
48	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	313	$4,419	$16.37	Academy Sports, Beall's Outlet, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
49	Orlando, FL	Millenia Crossing	2009	2015	5%	100	$2,862	$28.51	Nordstrom Rack
50	Orlando, FL	Skyview Plaza	1998	2007	20%	263	$2,466	$11.13	Badcock Home Furniture and More, dd's Discounts, Publix, Ross Dress for Less

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
51	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,065	$11.09	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
52	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,629	$14.78	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
53	Palm Harbor, FL	The Shoppes at Boot Ranch	1990	1995	100%	52	$1,318	$25.19	Publix (Not Owned), Target (Not Owned)
54	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	109	$2,221	$21.75	LA Fitness (Not Owned), The Fresh Market
55	Plantation, FL	The Fountains	2010	2007	100%	430	$6,800	$16.04	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More, Urban Air Trampoline & Adventure Park
56	Spring Hill, FL	Nature Coast Commons	2009	2014	5%	226	$2,610	$14.63	Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Walmart (Not Owned)
57	Tamarac, FL	Midway Plaza	1985	2007	20%	228	$2,552	$13.10	Publix, Ross Dress for Less
58	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,402	$13.97	Publix, Walmart (Not Owned)
59	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$1,495	$15.69	Bealls, Office Depot (Not Owned), Publix
60	Winter Garden, FL	Winter Garden Village	2007	2013	100%	759	$15,162	$19.97	Bealls, Bed Bath & Beyond, Best Buy, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

	Georgia
61	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,372	$20.22	Stein Mart
62	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$511	$7.64	Kroger
63	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$658	$10.39	Publix
64	Atlanta, GA	Perimeter Pointe	2002	1995	100%	353	$4,943	$19.62	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
65	Brunswick, GA	Glynn Isles	2007	2014	5%	193	$3,000	$16.16	Ashley Furniture HomeStore (Not Owned), Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
66	Buford, GA	Marketplace at Millcreek	2003	2007	15%	402	$5,601	$13.99	2nd & Charles, Bed Bath & Beyond, Burlington, Costco (Not Owned), DSW, Marshalls, Michaels, PetSmart, REI, Ross Dress for Less, Stein Mart
67	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$968	$13.39	Publix
68	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,465	$12.25	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
69	Cumming, GA	Cumming Marketplace	1999	2003	100%	311	$3,932	$12.71	ApplianceSmart, Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
70	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,813	$15.46	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
71	Cumming, GA	Sharon Greens	2001	2007	100%	98	$1,075	$11.93	Kroger
72	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$726	$10.42	Publix
73	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$569	$10.97	—
74	Douglasville, GA	Market Square	1990	2007	100%	125	$1,159	$10.80	Bargain Hunt
75	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$724	$11.27	—

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
76	Fayetteville, GA	Fayette Pavilion	2002	2007	15%	1,242	$9,956	$9.33

Bargain Hunt, Bealls Outlet, Bed Bath & Beyond, Belk, Big Lots, Cinemark, Dick's Sporting Goods, Forever 21, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less,

Target (Not Owned), Walmart

77	Flowery Branch, GA	Stonebridge Village	2008	2014	5%	157	$2,515	$17.34	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
78	Kennesaw, GA	Barrett Pavilion	1998	2007	15%	459	$6,790	$15.94	AMC Theatres, buybuy BABY, Jo-Ann, Old Navy, Ozone Billiards, REI, Target (Not Owned), Total Wine & More
79	Macon, GA	Eisenhower Crossing	2002	2007	15%	420	$3,118	$10.33	Ashley Furniture HomeStore (Not Owned), Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Marshalls, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
80	Marietta, GA	Towne Center Prado	2002	1995	20%	287	$3,722	$13.39	Publix, Ross Dress for Less, Stein Mart
81	Newnan, GA	Newnan Pavilion	2013	2007	15%	468	$3,826	$8.23	Academy Sports, Aldi, Home Depot, Kohl's, PetSmart, Ross Dress for Less, Sky Zone Trampoline Park
82	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$1,472	$15.81	Movie Tavern
83	Smyrna, GA	Heritage Pavilion	1995	2007	15%	256	$3,600	$14.06	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
84	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,460	$11.90	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
85	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$732	$11.42	Publix
86	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	293	$4,235	$14.43	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart
87	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,147	$8.69	HomeGoods, Kroger, Walmart (Not Owned)
88	Woodstock, GA	Woodstock Square	2001	2007	15%	219	$3,202	$14.63	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

	Illinois
89	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,515	$34.27	Mariano's, XSport Fitness
90	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,814	$26.79	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
91	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	356	$9,745	$31.52	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
92	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	516	$8,375	$20.25	At Home, Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Trader Joe's
93	Skokie, IL	Village Crossing	1989	2007	15%	722	$12,873	$18.58	Altitude Trampoline Park, AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Jewel-Osco, Michaels, OfficeMax, PetSmart, Tuesday Morning
94	Tinley Park, IL	Brookside Marketplace	2013	2012	20%	317	$4,481	$15.34	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Indiana
95	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,595	$14.72	Best Buy (Not Owned), Dick's Sporting Goods (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)

	Kansas
96	Merriam, KS	Merriam Village	2005	2004	100%	418	$5,000	$14.40	Cinemark, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Maryland
97	Bowie, MD	Duvall Village	1998	2007	100%	88	$568	$20.18	—
98	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$1,974	$9.78	Burlington, HomeGoods, Regency Furniture
99	Upper Marlboro, MD	Largo Town Center	1991	2007	20%	277	$4,286	$15.55	Marshalls, Regency Furniture, Shoppers Food Warehouse

	Massachusetts
100	Everett, MA	Gateway Center	2001	DEV	100%	354	$5,740	$16.44	Costco, Home Depot, Michaels, Old Navy, Target Total Wine & More
101	Framingham, MA	Shoppers World	1994	1995	100%	783	$16,107	$24.76	A.C. Moore, AMC Theatres, Barnes & Noble, Best Buy, DSW, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, Sierra Trading Post, T.J. Maxx
102	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$4,075	$14.98	Kohl's, Stop & Shop

	Michigan
103	Saginaw, MI	Valley Center	1994	2014	5%	409	$3,437	$10.23	Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, Michaels, PetSmart, T.J. Maxx

	Missouri
104	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$4,939	$14.84	Bed Bath & Beyond, Micro Center, PetSmart, Target, Trader Joe's
105	Independence, MO	Independence Commons	1999	1995	20%	386	$5,631	$14.96	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
106	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,880	$20.07	Costco (Not Owned), HomeGoods, HomeSense, Target (Not Owned)
107	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	78	$1,797	$27.57	Whole Foods
108	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$690	$33.27	Sam's Club (Not Owned), Walmart (Not Owned)
109	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	542	$10,108	$18.69	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
110	Lumberton, NJ	Crossroads Plaza	2003	2007	20%	100	$1,885	$18.92	Lowe's (Not Owned), ShopRite
111	Lyndhurst, NJ	Lewandowski Commons	1998	2007	20%	78	$1,552	$22.88	Stop & Shop
112	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	609	$8,605	$17.36	Best Buy, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, Michaels, PetSmart, Raymour & Flanigan, Target (Not Owned), Walmart (Not Owned), Wegmans

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
113	Union, NJ	Route 22 Retail Center	1997	2007	20%	112	$1,473	$19.83	Dick's Sporting Goods, Target (Not Owned)
114	West Long Branch, NJ	Consumer Centre	1993	2004	100%	292	$3,212	$13.52	buybuy BABY, Dick's Sporting Goods, Home Depot, PetSmart
115	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,816	$20.41	andThat!, Cost Plus World Market

	New York
116	Hempstead, NY	The Hub	2001	2015	5%	249	$2,840	$12.03	Home Depot, Super Stop & Shop

	North Carolina
117	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	132	$2,326	$21.05	Harris Teeter
118	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	269	$3,632	$14.16	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)
119	Charlotte, NC	Carolina Pavilion	1997	2012	100%	708	$7,885	$13.84

AMC Theatres, Autozone, Bed Bath & Beyond,

Big Lots, buybuy BABY, Conn's, Frontgate Outlet Store,

Jo-Ann, Nordstrom Rack, Old Navy, Ross Dress for Less, Sears Outlet, Target (Not Owned), Value City Furniture

120	Charlotte, NC	Cotswold Village	2013	2011	100%	262	$5,789	$22.79	Harris Teeter, Marshalls, PetSmart
121	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,402	$12.32	Lowes Foods
122	Cornelius, NC	The Shops at the Fresh Market	2001	2007	100%	131	$1,536	$12.19	Stein Mart, The Fresh Market
123	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$2,867	$12.81	Christmas Tree Shops, Food Lion, Marshalls, Michaels, PetSmart
124	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$867	$17.69	Harris Teeter
125	Huntersville, NC	Birkdale Village	2003	2007	15%	300	$8,358	$28.95	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
126	Mooresville, NC	Winslow Bay Commons	2003	2007	15%	268	$3,924	$14.88	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
127	Raleigh, NC	Alexander Place	2004	2007	15%	198	$2,923	$17.39	Kohl's, Walmart (Not Owned)
128	Raleigh, NC	Poyner Place	2012	2012	100%	254	$3,174	$17.20	Cost Plus World Market, Marshalls, Old Navy, Ross Dress for Less, Target (Not Owned)
129	Wilmington, NC	University Centre	2001	IPO	20%	418	$4,334	$11.02	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
130	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,006	$13.61	Lowes Foods

	Ohio
131	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$6,810	$18.13	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, T.J. Maxx, The Fresh Market
132	Cincinnati, OH	Western Hills Square	1998	2014	5%	34	$425	$12.67	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
133	Columbus, OH	Easton Market	2013	1998	100%	502	$7,215	$15.35	Bed Bath & Beyond, buybuy BABY, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Staples, T.J. Maxx, Value City Furniture
134	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	102	$580	$18.76	—
135	Columbus, OH	Lennox Town Center	1997	1998	50%	374	$4,828	$12.91	AMC Theatres, Barnes & Noble, Marshalls, Staples, Target

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
136	Columbus, OH	Polaris Towne Center	1999	2011	100%	458	$7,452	$16.62	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
137	Columbus, OH	Sun Center	1995	1998	79%	316	$4,191	$15.45	Ashley Furniture HomeStore, Michaels, Staples, Stein Mart, Whole Foods
138	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,139	$16.44	Giant Eagle
139	Grove City, OH	Derby Square	1992	1998	20%	125	$1,391	$11.22	Giant Eagle
140	Lewis Center, OH	Powell Center	2000	2014	5%	202	$2,702	$13.38	Giant Eagle, HomeGoods, Marshalls, Michaels
141	Mason, OH	Waterstone Center	1998	2014	100%	162	$2,422	$15.98	Barnes & Noble, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
142	Stow, OH	Stow Community Center	2008	DEV	100%	401	$4,408	$11.25	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
143	Toledo, OH	North Towne Commons	1995	2004	100%	80	$—	$—	—
144	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,604	$10.91	Bed Bath & Beyond, Kohl's, Old Navy, Planet Fitness
145	Westlake, OH	West Bay Plaza	2000	IPO	100%	158	$2,215	$18.97	Fresh Thyme Farmer's Market, Marc's

	Oregon
146	Portland, OR	Tanasbourne Town Center	2001	1996	100%	309	$5,876	$20.19	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sierra Trading Post, Target (Not Owned)

	Pennsylvania
147	Downingtown, PA	Ashbridge Square	1999	2015	5%	386	$3,833	$11.00	Best Buy, Christmas Tree Shops, Home Depot, Jo-Ann, Staples
148	Easton, PA	Southmont Plaza	2004	2015	5%	251	$3,851	$15.60	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples
149	King Of Prussia, PA	Overlook at King of Prussia	2002	2007	15%	193	$5,591	$28.96	Best Buy, Off 5th, United Artists Theatre

	Rhode Island
150	Warwick, RI	Warwick Center	2004	2007	15%	153	$2,045	$18.35	Barnes & Noble, DSW

	South Carolina
151	Anderson, SC	Midtowne Park	2008	2014	5%	167	$1,949	$11.64	Dick's Sporting Goods, Kohl's, Staples
152	Charleston, SC	Ashley Crossing	2011	2003	20%	208	$2,022	$10.28	Food Lion, Jo-Ann, Kohl's, Marshalls
153	Columbia, SC	Columbiana Station	2003	2007	15%	375	$4,457	$16.20	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, Michaels, PetSmart
154	Greenville, SC	The Point	2005	2007	20%	104	$1,808	$17.59	REI, Whole Foods
155	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	205	$2,536	$13.85	Marshalls/HomeGoods, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
156	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	138	$1,792	$13.53	Kroger

	Tennessee
157	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,106	$15.68	Best Buy, Ross Dress for Less, Royal Furniture
158	Knoxville, TN	Pavilion of Turkey Creek	2001	2007	15%	282	$4,103	$14.78	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)
159	Knoxville, TN	Town & Country Commons(2)	1997	2007	15%	655	$6,958	$11.02	Bargain Hunt, Best Buy, Conn's, Dick's Sporting Goods, Jo-Ann, Knoxville 16, Lowe's, Staples, Tuesday Morning
160	Memphis, TN	American Way	1988	2007	20%	110	$670	$7.81	—

SITE Centers Corp.

Shopping Center Property List at December 31, 2018

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
161	Morristown, TN	Crossroads Square	2004	2007	20%	70	$382	$6.64	Bargain Hunt, OfficeMax (Not Owned)
162	Nashville, TN	Bellevue Place	2003	2007	15%	77	$956	$13.21	Bed Bath & Beyond, Home Depot (Not Owned), Planet Fitness

	Texas
163	Fort Worth, TX	Eastchase Market	1997	2014	5%	262	$2,767	$11.69	Aldi (Not Owned), AMC Theatres, Burke's Outlet, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
164	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,535	$17.65	DSW, LA Fitness, Petco, T.J. Maxx/HomeGoods, Walmart (Not Owned)
165	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$6,071	$13.06

Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods (Not Owned), T.J. Maxx, Target (Not Owned), Urban Air Trampoline and Adventure Park

166	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$1,827	$20.28	Ross Dress for Less, Target (Not Owned)
167	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	448	$7,776	$21.53	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
168	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$5,021	$20.13	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
169	Glen Allen, VA	Creeks at Virginia Centre	2002	2007	15%	266	$4,075	$15.69	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
170	Midlothian, VA	Commonwealth Center	2002	2007	20%	166	$2,760	$16.83	Michaels, Stein Mart, The Fresh Market
171	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,784	$22.53	American Family Fitness (Not Owned), Barnes & Noble, Regal Cinemas, Skate Nation (Not Owned)
172	Richmond, VA	White Oak Village	2008	2014	5%	432	$6,143	$16.34	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Publix, Target (Not Owned)
173	Springfield, VA	Springfield Center	1999	2007	100%	177	$3,610	$23.12	Barnes & Noble, Bed Bath & Beyond, DSW, Michaels, The Tile Shop
174	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$265	$3.92	Kroger
175	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,781	$11.66	Books-A-Million, HomeGoods, Kohl's, Martin's
176	Winchester, VA	Winchester Station	2005	2014	5%	175	$2,387	$15.59	Bed Bath & Beyond, Michaels, Ross Dress for Less, Walmart (Not Owned)

	Washington
177	Vancouver, WA	Orchards Market Center	2005	2013	100%	178	$2,884	$16.55	Big 5 Sporting Goods (Not Owned), Jo-Ann, LA Fitness, Office Depot, Sportsman's Warehouse

(1)	Calculated as total annualized base rentals divided by Company-Owned rent commenced GLA as of December 31, 2018.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.”  As of February 15, 2019, there were 4,851 record holders and approximately 21,100 beneficial owners of the Company’s common shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy which retains sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements.  In February 2019, the Company declared its first-quarter 2019 dividend of $0.20 per common share, payable on April 2, 2019, to shareholders of record at the close of business on March 15, 2019.

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

The Company has a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares.  Under the plan, the Company may, from time to time, elect that common shares be purchased in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)		(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2018	2,810	(1)	$12.17	—		$—
November 1–30, 2018	1,336	(1)	12.26	—		—
December 1–31, 2018	3,053,874	(2)	11.91	3,050,557	(3)	63.7	(3)
Total	3,058,020		$11.91	3,050,557		$63.7

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)

Includes 3,317 common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.  In addition, includes common shares repurchased through the Company’s Share Repurchase Program.

(3)

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of February 15, 2019, the Company had repurchased 4.3 million of its common shares in the aggregate at a cost of approximately $50.4 million and a weighted average cost of $11.74 per share under this program.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.  The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following selected financial data is not intended to replace our historical consolidated financial statements, except that share and per share information for all periods presented have been revised to reflect the one-for-two reverse stock split of our issued and outstanding common shares that became effective as of 5:00 p.m., Eastern Time, on May 18, 2018.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Revenues	$707,255	$921,588	$1,005,805	$1,028,071	$985,675
Expenses:
Rental operations	207,992	263,743	292,134	308,208	296,043
Impairment charges	69,324	340,480	110,906	279,021	29,175
Hurricane property and impairment loss	817	5,930	—	—	—
General and administrative	61,639	77,028	61,051	58,867	69,548
Depreciation and amortization	242,102	346,204	389,519	402,045	402,825
	581,874	1,033,385	853,610	1,048,141	797,591
Interest income	20,437	28,364	37,054	29,213	15,927
Interest expense	(141,305)	(188,647)	(217,589)	(241,727)	(237,120)
Other income (expense), net	(110,895)	(68,003)	3,322	(1,739)	(12,262)
	(231,763)	(228,286)	(177,213)	(214,253)	(233,455)
Loss before earnings from equity method investments and other items	(106,382)	(340,083)	(25,018)	(234,323)	(45,371)
Equity in net income (loss) of joint ventures	9,365	8,837	15,699	(3,135)	10,989
Reserve of preferred equity interests	(11,422)	(61,000)	—	—	—
Impairment of joint venture investments	—	—	—	(1,909)	(30,652)
Gain (loss) on sale and change in control of interests, net	—	368	(1,087)	7,772	87,996
Gain on disposition of real estate, net of tax	225,406	161,164	73,386	167,571	3,060
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(862)	(12,418)	(1,781)	(6,286)	(1,855)
Income (loss) from continuing operations	116,105	(243,132)	61,199	(70,310)	24,167
Income from discontinued operations	—	—	—	—	89,398
Net income (loss)	$116,105	$(243,132)	$61,199	$(70,310)	$113,565
(Income) loss attributable to non-controlling interests, net	(1,671)	1,447	(1,187)	(1,858)	3,717
Net income (loss) attributable to SITE Centers	$114,434	$(241,685)	$60,012	$(72,168)	$117,282

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Earnings per share data – Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.43	$(1.48)	$0.20	$(0.53)	$(0.01)
Income from discontinued operations attributable to SITE Center shareholders	—	—	—	—	0.51
Net income (loss) attributable to common shareholders	$0.43	$(1.48)	$0.20	$(0.53)	$0.50
Weighted-average number of common shares	184,528	183,681	182,647	180,473	179,061
Earnings per share data – Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.43	$(1.48)	$0.20	$(0.53)	$(0.01)
Income from discontinued operations attributable to SITE Center shareholders	—	—	—	—	0.51
Net income (loss) attributable to common shareholders	$0.43	$(1.48)	$0.20	$(0.53)	$0.50
Weighted-average number of common shares	184,535	183,681	182,781	180,473	179,061
Dividends declared	$1.16	$1.52	$1.52	$1.38	$1.24

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Real estate (at cost)	$4,627,866	$8,248,003	$9,244,058	$10,128,199	$10,335,785
Real estate, net of accumulated depreciation	3,455,509	6,294,524	7,247,882	8,065,300	8,426,200
Investments in and advances to joint ventures	329,623	383,813	454,131	467,732	414,848
Investment in and advances to affiliate	223,985	—	—	—	—
Total assets	4,206,331	7,170,073	8,197,518	9,097,088	9,519,412
Total indebtedness	1,884,405	3,849,312	4,493,968	5,139,537	5,212,224
Total equity	2,073,002	2,897,438	3,246,012	3,463,469	3,797,528

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$264,807	$410,407	$460,663	$433,476	$413,222
Investing activities	816,939	478,608	473,033	(54,648)	138,155
Financing activities	(1,162,816)	(833,516)	(926,992)	(378,772)	(638,635)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of December 31, 2018, the Company’s portfolio consisted of 177 shopping centers (including 107 shopping centers owned through joint ventures).  At December 31, 2018, the Company owned approximately 60.6 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 16.9 million total square feet of GLA for Retail Value Inc. (“RVI”).  The Company also owns more than 400 acres of undeveloped land, including joint venture interests in land.  At December 31, 2018, the aggregate occupancy of the Company’s operating shopping center portfolio was 89.9%, and the average annualized base rent per occupied square foot was $17.86, both on a pro rata basis.

Current Strategy

On July 1, 2018, the Company completed the spin-off of RVI, which consisted of a portfolio of 48 assets that included 36 continental U.S. assets and all 12 of the Company’s Puerto Rico assets.  By owning, operating and redeveloping only continental U.S. assets with higher risk-adjusted growth profiles, the Company expects to provide a more compelling and competitive investment opportunity to public real estate investors.  The RVI assets had a combined gross book value of approximately $2.7 billion and mortgage debt of $1.27 billion as of June 30, 2018. The Company retains a preferred stock investment in RVI of $190 million and continues to manage the RVI assets pursuant to management agreements.

In February 2018, in preparation for the spin-off transaction, the Company completed $1.35 billion of mortgage financing secured by RVI assets and used proceeds from the financing and certain asset sales to repay $452.5 million of mortgage debt, $900.0 million aggregate principal amount of senior unsecured debt and $200.0 million of an unsecured term loan.  The mortgage financing was assumed by RVI in connection with the completion of the spin-off.

After the completion of the spin-off, growth opportunities within the Company’s core property operations include rental increases and continued lease-up of the portfolio.  Additional growth opportunities include a renewed focus on redevelopment of the SITE Centers portfolio as well as opportunistic investments. Having largely completed its deleveraging plans, management intends to use proceeds from future sales of lower growth assets, including sales to newly formed joint ventures, largely to fund redevelopment activity and opportunistic investments in assets.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•	Enhancement of property cash flows through creative, proactive redevelopment efforts that result in the profitable adaptation of assets to better suit dynamic retail tenant and community demands;
•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into opportunistic acquisitions with leasing and redevelopment potential;

•

Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, a large unsecured line of credit and equity from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Transaction and Capital Markets Highlights

During 2018, the Company completed the following real estate transactions and financing activities:

•	Completed the spin-off of RVI;
•

Formed the 10-asset Dividend Trust Portfolio joint venture valued at $607.2 million with various Chinese institutional investors.  Proceeds were primarily used to repay $250.0 million in senior unsecured notes, $150.0 million of a term loan and $94.9 million in mortgage debt.  The Company retained a 20% interest in the joint venture;

•

Repurchased 3.1 million shares for $36.3 million in December 2018 under the Company’s $100 million share repurchase program.  Subsequent to year end, repurchased an additional 1.2 million shares for $14.1 million;

•

Sold 58 shopping centers and land parcels for $1.8 billion (including 37 shopping centers held in joint ventures), or $1.0 billion at the Company’s share.  Proceeds were used to repay outstanding indebtedness;

•	Acquired three shopping centers from two unconsolidated joint ventures valued at $35.1 million and
•	Declared cash dividends of $1.16 per common share on an annual basis.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2018, as evidenced by the achievement of the following.  Prior periods were restated to reflect asset sales and the spin-off of RVI.

•	Signed leases and renewals for approximately four million square feet of GLA, which included 1.0 million square feet of new leasing volume both on a pro rata share;
•	Achieved blended leasing spreads of 8.2% for both new leases and renewals at SITE Centers’ share;
•	Increased the annualized base rent per occupied square foot on a pro rata basis to $17.86 at December 31, 2018, as compared to $17.30 at December 31, 2017, an increase of 3.2%:
•

Continued to maintain strong aggregate occupancy on a pro rata basis of 89.9% at December 31, 2018, as compared to 91.6% and 92.7% at December 31, 2017 and 2016, respectively, with the net decrease in occupancy primarily attributed to anchor tenant expirations and tenant bankruptcies  and

•	Reduced general and administrative expenses by approximately $2.2 million in 2018 as compared to 2017 due to a review of internal expenses and staffing reductions.

Retail Environment

The Company continues to see demand from a broad range of tenants for its space, even as many retailers continue to adapt to an omni-channel retail environment.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced store closures and/or reduced expansion plans, other retailers, specifically those in the value and convenience category, continue to have store opening plans for 2019.  Many of the Company’s largest tenants, including TJX Companies, Walmart, Five Below and Ulta, have reported increased same-store sales on an annual basis and remained well capitalized while outperforming other retail categories on a relative basis.  The Company has also been increasing its leasing to service tenants, such as fitness, restaurant and medical users, and specialty grocers, which is an expanding category with strong traffic generation.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2018:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	5.4%	6.1%
2.	Bed Bath & Beyond(B)	3.6%	3.9%
3.	Dick's Sporting Goods(C)	2.8%	2.7%
4.	PetSmart	2.7%	2.5%
5.	Michaels	2.2%	2.4%
6.	AMC Theatres	1.9%	1.5%
7.	Best Buy	1.9%	1.8%
8.	Gap(D)	1.9%	1.5%
9.	Ulta Beauty	1.8%	1.1%
10.	Ross Stores(E)	1.8%	2.4%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post and HomeSense

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy and Banana Republic

(E)	Includes Ross Dress for Less and dd’s Discounts

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues for both the wholly-owned properties and the unconsolidated joint venture properties at 100% as of December 31, 2018:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	5.9%	6.7%	3.0%	3.8%
Bed Bath & Beyond(B)	3.7%	4.1%	3.0%	2.9%
Dick's Sporting Goods(C)	2.9%	2.8%	3.3%	3.5%
PetSmart	2.8%	2.6%	2.4%	2.2%
Michaels	2.3%	2.4%	2.0%	2.2%
Nordstrom Rack	2.0%	1.7%	0.4%	0.3%
Best Buy	2.0%	1.9%	2.1%	1.8%
Ulta	1.9%	1.2%	1.5%	0.9%
Kroger	1.8%	1.9%	1.0%	1.8%
Gap(D)	1.8%	1.5%	1.8%	1.4%
AMC Theatres	1.6%	1.2%	3.7%	2.4%
Ross Stores(E)	1.5%	2.1%	3.3%	4.1%
Kohl's	1.5%	2.8%	2.5%	4.2%
Publix	0.2%	0.4%	2.9%	4.2%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post and HomeSense

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy and Banana Republic

(E)	Includes Ross Dress for Less and dd’s Discounts

The Company leased approximately seven million square feet of GLA, including 235 new leases and 532 renewals, for a total of 767 leases executed in 2018 for both its wholly-owned and joint venture properties.  The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2018, the Company had 398 leases expiring in 2019 with an average base rent per square foot of $15.54.  For the comparable leases executed in 2018, at the Company’s interest, the Company generated positive leasing spreads of 20.9% for new leases and 6.7% for renewals, or 8.2% on a blended basis.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2018, at the Company’s interest, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.42 per rentable square foot over the lease term.  The annual weighted-average cost of tenant improvements and lease commissions ranged from $4.47 to $7.42 per rentable square foot over the five years ended December 31, 2018.  The Company generally does not expend a significant amount of capital on lease renewals.  Overall, capitalized leasing expenditures and costs decreased in 2018 to $37.9 million from $57.1 million in 2017, as a result of capital expended in 2017 associated with re-leasing anchor vacancies from bankruptcies and the impact of the spin-off of assets to RVI.

Year in Review—2018 Financial Results

For the year ended December 31, 2018, net income attributable to common shareholders increased compared to the prior year, primarily due to the gain on sale of assets to an unconsolidated joint venture and a decrease in impairment charges.  The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures, FFO) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2018	2017
Net income (loss) attributable to common shareholders	$80,903	$(270,444)
FFO attributable to common shareholders	$180,114	$256,823
Operating FFO attributable to common shareholders	$307,274	$432,365
Income (loss) per share – Diluted	$0.43	$(1.48)

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

Revenue Recognition and Accounts Receivable

The Company has adopted the new accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018, using the modified retrospective approach and, therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application, January 1, 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements.  This new standard and its impact on the Company is more fully described in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards to Be Adopted,” and Note 2 – “Revenue Recognition” of the Company’s consolidated financial statements included herein.

Historically, the majority of the Company’s lease commission revenue has been recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue will generally be recognized in its entirety upon lease execution. The impact of adopting Topic 606 on the Company’s consolidated financial statements with respect to the change in revenue recognition as related to lease commission revenue at January 1, 2018, and for the year ended December 31, 2018, was not material.

Rental revenue is recognized on a straight-line basis that averages minimum rents over the noncancelable term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.  Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  Payments received in 2018 and 2017 from the Company’s insurance company related to its claims for business interruption losses incurred as a result of hurricane losses are recorded as Business Interruption Income.

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

Investments in Joint Ventures and Affiliates—Impairment Assessment

The Company has a number of off-balance sheet joint ventures with varying structures.  On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures or affiliates may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such loss is deemed to be other than temporary, as appropriate.  To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments that may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms and the amount of loss can be reasonably estimated.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, the Company does not provide for an additional allowance for loan losses based on the grouping of loans, as the Company believes the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group.  As such, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

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

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value.  The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under stock plans.  Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, all affect the fair value estimate.  Further, the forfeiture rate has an impact on the amount of aggregate compensation.  These assumptions are subjective and generally require significant analysis and judgment to develop.  Certain awards are dual-indexed to both the Company and RVI results, and are accounted for as liability awards and are marked to fair value on a quarterly basis.

When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements.  The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

COMPARISON OF 2018, 2017 and 2016 RESULTS OF OPERATIONS

For the comparison of 2018 to 2017, consolidated shopping center properties owned as of January 1, 2017, and for the comparison of 2017 to 2016, consolidated shopping center properties owned as of January 1, 2016, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under redevelopment and those sold by the Company or included in the spin-off of RVI.

Revenues from Operations (in thousands)

				2018	2017
				vs.	vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
Base and percentage rental revenues(A)	$473,885	$640,011	$708,818	$(166,126)	$(68,807)
Recoveries from tenants(B)	163,337	211,942	238,419	(48,605)	(26,477)
Fee and other income(C)	63,149	61,135	58,568	2,014	2,567
Business interruption income(D)	6,884	8,500	—	(1,616)	8,500
Total revenues(E)	$707,255	$921,588	$1,005,805	$(214,333)	$(84,217)

(A)	The changes were due to the following (in millions):

	2018 vs. 2017	2017 vs. 2016
	Increase (Decrease)	Increase (Decrease)
Comparable Portfolio Properties	$6.5	$(1.1)
Acquisition of shopping centers	0.6	9.2
Development or redevelopment properties	(4.1)	0.6
Transfers to unconsolidated joint ventures in 2018	(5.7)	—
Shopping centers sold or included in spin-off of RVI(1)	(164.1)	(72.4)
Straight-line rents	0.7	(5.1)
Total	$(166.1)	$(68.8)
(1)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s assets affecting base and percentage rental revenues summarized by the following portfolios: pro-rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro-Rata Combined Shopping Center Portfolio December 31,
	2018	2017	2016
Centers owned	177	273	319
Aggregate occupancy rate	89.9%	90.9%	93.0%
Average annualized base rent per occupied square foot	$17.86	$16.46	$15.46

	Wholly-Owned Shopping Centers December 31,
	2018	2017	2016
Centers owned	70	136	167
Aggregate occupancy rate	89.6%	90.8%	93.2%
Average annualized base rent per occupied square foot	$18.41	$16.62	$15.54

	Joint Venture Shopping Centers December 31,
	2018	2017	2016
Centers owned	107	137	152
Aggregate occupancy rate	91.4%	91.6%	93.4%
Average annualized base rent per occupied square foot	$14.84	$14.50	$14.17

The wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.6% at December 31, 2018, as compared to 91.2% and 92.2% at December 31, 2017 and 2016, respectively.  The Comparable Portfolio Properties’ average annualized base rent per occupied square foot was $18.08, $17.85 and $17.38, as of December 31, 2018, 2017 and 2016, respectively.

Comparison of 2018 to 2017

The decrease in occupancy rates primarily was due to a combination of anchor store tenant lease expirations and bankruptcies throughout 2018 and 2017 and, to a lesser extent, disposition activity that occurred during the year.  The 2018 occupancy rates above reflect the impact of the Toys “R” Us bankruptcy.

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

(B)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 91.6%, 93.9% and 95.6% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2018, 2017 and 2016, respectively.  The overall decreased percentage of recoveries from tenants in 2018 was attributable to the impact of the major tenant bankruptcies and related occupancy loss discussed above.

(C)	Composed of the following (in millions):
				2018 vs.	2017 vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
Revenue from contracts	$42.8	$30.6	$33.2	$12.2	$(2.6)
Ancillary and other property income	13.9	17.0	18.8	(3.1)	(1.8)
Lease termination fees	3.7	10.5	3.5	(6.8)	7.0
Other	2.7	3.0	3.1	(0.3)	(0.1)
Total revenue	$63.1	$61.1	$58.6	$2.0	$2.5

Comparison of 2018 to 2017

Income earned from the Company’s management of properties owned by unconsolidated joint ventures and RVI increased $12.2 million, primarily due to fees earned from RVI of $17.1 million beginning July 1, 2018, primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets in 2018 and 2017.  Included in the fees from RVI is $3.0 million of disposition fee income.  Also, the shopping centers in Puerto Rico, included in the spin-off of assets to RVI, had a significant impact on the decrease in Ancillary and Other Property Income fees of $2.5 million in the second half of 2018.

Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions, and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.

Comparison of 2017 to 2016

In 2017 revenue from contracts resulted primarily from a reduction of asset management fees from one of the Company’s joint ventures largely on account of a decrease in the size of that joint venture as a result of asset sales.  In addition, the Company recorded a lease termination fee of $8.2 million related to the receipt of a 132,700 square-foot building triggered by an anchor tenant not exercising its option under a ground lease at Riverdale Village shopping center in Coon Rapids, Minnesota.  This asset was included in the spin-off of RVI.

(D)	Represents payments received in 2018 and 2017 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties.
(E)

The Company did not record $6.7 million and $11.8 million of revenues related to the Puerto Rico shopping centers in 2018 and 2017, respectively, because of lost tenant revenue attributable to Hurricane Maria.  Revenues not recorded in 2018 and 2017 because of lost tenant revenue attributable to Hurricanes Irma and Maria were partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in Note 11, “Commitments and Contingencies,” to the Company’s financial statements included herein.

Expenses from Operations (in thousands)

				2018	2017
				vs.	vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
Operating and maintenance(A)	$104,232	$135,141	$149,347	$(30,909)	$(14,206)
Real estate taxes(A)	103,760	128,602	142,787	(24,842)	(14,185)
Impairment charges(B)	69,324	340,480	110,906	(271,156)	229,574
Hurricane property and impairment loss, net(C)	817	5,930	—	(5,113)	5,930
General and administrative(D)	61,639	77,028	61,051	(15,389)	15,977
Depreciation and amortization(A)	242,102	346,204	389,519	(104,102)	(43,315)
	$581,874	$1,033,385	$853,610	$(451,511)	$179,775
(A)	The changes were due to the following (in millions):

Comparison of 2018 to 2017

	2018 vs. 2017 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.8	$4.4	$(7.2)
Acquisition of shopping centers	0.1	0.3	0.7
Development or redevelopment properties	0.5	(0.4)	(3.7)
Transfers to unconsolidated joint ventures in 2018	0.6	(0.9)	(2.4)
Shopping centers sold or included in RVI spin-off	(32.9)	(28.2)	(91.5)
	$(30.9)	$(24.8)	$(104.1)

Depreciation expense for Comparable Portfolio Properties was lower in 2018, primarily as a result of assets that were fully amortized in 2017.

Comparison of 2017 to 2016

	2017 vs. 2016 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(1.5)	$(2.0)	$(13.7)
Acquisition of shopping centers	1.6	2.3	6.6
Development or redevelopment properties	(0.4)	0.2	(0.6)
Shopping centers sold	(13.9)	(14.7)	(35.6)
	$(14.2)	$(14.2)	$(43.3)

Depreciation expense for Comparable Portfolio Properties was lower in 2017, primarily as a result of accelerated depreciation charges in 2016 related to changes in the useful lives of certain assets.

(B)

The Company recorded impairment charges during the year ended December 31, 2018, of which $62.6 million related to assets included in the spin-off of RVI triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017, as well as a result of these assets being classified as held for sale on July 1, 2018, immediately prior to the spin-off.  The Company recorded impairment charges in the years ended December 31, 2017 and 2016, primarily triggered by changes in its strategic plan that impacted its asset hold-period assumptions.  In 2016, the Company’s management and Board of Directors decided to increase the volume of asset sales beyond the level previously contemplated, primarily to accelerate progress on its deleveraging goal.

Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are more fully described in Note 14, “Impairment Charges and Reserves,” of the Company’s consolidated financial statements included herein.

(C)	The Hurricane Property and Impairment Loss is more fully described in Note 11, “Commitments and Contingencies,” to the Company’s consolidated financial statements included herein.
(D)

General and administrative expenses for the years ended December 31, 2018, 2017 and 2016, were approximately 4.8%, 5.4% and 4.0% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties.  In 2018 and 2017, the Company recorded separation charges aggregating $4.6 million and $17.9 million, respectively.  The 2017 expense was primarily a result of a management transition and other staffing reductions.

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $12.8 million and $15.1 million of costs for the years ended December 31, 2017 and 2016, respectively, on the Company’s consolidated statements of operations related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.  For the year ended December 31, 2018 and 2017, general and administrative expenses of $61.6 million and $77.0 million, respectively, less the separation charges of $4.6 million and $17.9 million, respectively, were approximately 4.5% and 4.1%, respectively, of total revenues described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  However, the Company expects that upon adoption of the leasing standard in 2019, certain general and administrative expenses that are currently capitalized may be required to be expensed.  See Note 1, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

				2018	2017
				vs.	vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
Interest income(A)	$20,437	$28,364	$37,054	$(7,927)	$(8,690)
Interest expense(B)	(141,305)	(188,647)	(217,589)	47,342	28,942
Other income (expense), net(C)	(110,895)	(68,003)	3,322	(42,892)	(71,325)
	$(231,763)	$(228,286)	$(177,213)	$(3,477)	$(51,073)
(A)

The change in the amount of interest income recognized primarily is due to a decline in the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) (see Sources and Uses of Capital).  In 2018 and 2017, the Company received $75.1 million and $56.1 million, respectively, in preferred equity repayments.  Net proceeds generated from the sale of additional assets by the Blackstone joint ventures are expected to be used to repay a portion of the preferred equity.  Any repayment of this preferred interest would reduce the amount of interest income recorded by the Company in future periods (see Sources and Uses of Capital).  The amount of interest income recorded was further reduced due to the repayment of a $30.6 million note receivable in April 2017 that was scheduled to mature in 2017.  See Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates and preferred equity interests, are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Weighted-average loan receivable outstanding (in millions)	$303.5	$405.9	$439.8
Weighted-average interest rate	6.8%	7.1%	8.5%
(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Weighted-average debt outstanding (in billions)	$3.0	$4.3	$4.9
Weighted-average interest rate	4.5%	4.3%	4.5%

The reduction in the weighted-average debt outstanding from the prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2%, 4.1% and 4.5% at December 31, 2018, 2017 and 2016, respectively.

Interest costs capitalized in conjunction with development and redevelopment projects and unconsolidated development and redevelopment joint venture interests were $1.1 million for the year ended December 31, 2018 compared to $1.9 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.  The decrease in the amount of interest costs capitalized is a result of reduced development activity.

(C)	Other income (expense) was composed of the following (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Debt extinguishment costs, net	$(68.2)	$(66.4)	$(0.5)
Transaction costs – RVI spin-off	(37.0)	(2.8)	—
Transaction and other (expense) income, net	(5.7)	1.2	3.8
	$(110.9)	$(68.0)	$3.3

In 2018, debt extinguishment costs are primarily a result of make-whole amounts, the write-off of unamortized deferred financing costs and other costs incurred from the redemption of senior unsecured notes, the unsecured term loan and other mortgage debt repaid in connection with the Company entering into the (1) $1.35 billion mortgage financing agreement and (2) proceeds received from the sale of 10 assets to the Dividend Trust Portfolio joint venture.  The mortgage financing agreement was subsequently assumed by RVI pursuant to the separation and distribution agreement.  Transaction costs in 2018 are primarily due to the Dividend Trust Portfolio transaction.

In 2017 and 2018, the Company recorded costs related to the RVI spin-off transaction.  Debt extinguishment costs are primarily a result of make-whole amounts and other costs incurred from the redemption of senior unsecured notes in 2017.  In 2016, the Company incurred $0.3 million in transaction costs related to the acquisition of shopping centers.  As a result of the 2017 adoption of the business combinations standard, the majority of the transaction costs incurred in 2017 and 2018 relating to the acquisition of shopping centers were capitalized to real estate assets.

Other Items (in thousands)

				2018	2017
				vs.	vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
Equity in net income of joint ventures(A)	$9,365	$8,837	$15,699	$528	$(6,862)
Reserve of preferred equity interests(B)	(11,422)	(61,000)	—	49,578	(61,000)
Gain (loss) on sale and change in control of interests, net(C)	—	368	(1,087)	(368)	1,455
Gain on disposition of real estate, net(D)	225,406	161,164	73,386	64,242	87,778
Tax expense of taxable REIT subsidiaries and state franchise and income taxes(E)	(862)	(12,418)	(1,781)	11,556	(10,637)
(A)	The changes in equity in net income of joint ventures were due to the following:

Comparison of 2018 to 2017

The increase primarily was the result of gain on sale recognized at the joint ventures.  In 2018, four unconsolidated joint ventures sold 40 assets, of which the Company’s share of the gain was $13.7 million.  These gains were partially offset by impairment charges on 10 assets of $177.5 million, of which the Company’s share was $13.1 million.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

Comparison of 2017 to 2016

The decrease primarily was a result of impairment charges recorded aggregating $90.6 million on 10 assets, of which the Company’s share was $5.0 million and the sale of 15 unconsolidated joint venture assets in 2017.  Additionally, in 2017, the Company’s joint venture DDR Domestic Retail Fund I (now DDRM Properties) was recapitalized (see Sources and Uses of Capital).

(B)

In 2018 and 2017, the Company recorded a valuation allowance on its preferred equity investments.  The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.

(C)

Primarily driven by the Company’s strategy to recycle assets, including those held through unconsolidated joint venture investments.  In 2017, the Company purchased the minority interest in one shopping center resulting in a gain.  In 2016, the Company divested its interest in an approximately 25%-owned joint venture.

(D)

The Company sold 11, 32 and 33 assets in 2018, 2017 and 2016, respectively.  In addition, in 2018, the Company sold 10 assets to a 20% owned unconsolidated joint venture and recognized a gain of $186.4 million.

(E)

In 2015, the Company completed a tax restructuring related to the Company’s assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code.  This election permitted the Company to step-up its tax basis in the then 14 Puerto Rican assets and reduce its effective tax rate from 39% to a 10% withholding tax related to those assets.  In 2017, the Company established a valuation allowance aggregating $10.8 million on the remaining prepaid tax asset triggered by the change in asset-hold period assumptions related to its change in strategic direction for the Puerto Rico properties.  In 2018, the remaining valuation allowance was written off in connection with the RVI spin-off.

Non-Controlling Interests and Net Income (Loss) (in thousands)

				2018	2017
				vs.	vs.
				2017	2016
	2018	2017	2016	$ Change	$ Change
(Income) loss attributable to non-controlling interests, net(A)	$(1,671)	$1,447	$(1,187)	$(3,118)	$2,634
Net income (loss) attributable to SITE Centers(B)	114,434	(241,685)	60,012	356,119	(301,697)
(A)	In 2018, the Company sold its interest in a land parcel in Canada resulting in an allocation of loss to the non-controlling interests.
(B)	The changes in net income (loss) attributable to SITE Centers were due to the following:

Comparison of 2018 to 2017

The increase in net income primarily is attributable to higher gain on sale of real estate and lower impairment charges partially offset by the dilutive impact of the RVI spin-off transaction.

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

In December 2018, NAREIT issued NAREIT Funds From Operations White Paper - 2018 Restatement (“2018 FFO White Paper”).  The purpose of the 2018 White Paper was not to change the fundamental definition of FFO but clarify existing guidance and consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper is effective starting with first quarter 2019 reporting.  Although early adoption for the year ended 2018 is permitted, the Company plans to adopt any changes in its calculation in 2019 on a retrospective basis.  The Company is evaluating the clarifications in the 2018 FFO White Paper.  The potential changes to the Company’s calculation of FFO relate to the exclusion of gains or losses on the sale of land as well as related impairments, gains or losses from changes in control and the reserve adjustment of preferred equity interests.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	$ Change	$ Change
FFO attributable to common shareholders	$180,114	$256,823	$466,160	$(76,709)	$(209,337)
Operating FFO attributable to common shareholders	307,274	432,365	468,392	(125,091)	(36,027)

Comparison of 2018 to 2017

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

The Company’s reconciliation of net income (loss) attributable to common shareholders computed in accordance with GAAP to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common shareholders	$80,903	$(270,444)	$37,637
Depreciation and amortization of real estate investments	236,151	336,346	381,170
Equity in net income of joint ventures	(9,365)	(8,837)	(15,699)
Joint ventures' FFO(A)	28,005	29,319	26,025
Non-controlling interests (OP Units)	615	303	303
Impairment of depreciable real estate assets	68,394	330,493	110,906
Gain on disposition of depreciable real estate	(224,589)	(160,357)	(74,182)
FFO attributable to common shareholders	180,114	256,823	466,160
RVI disposition fees	(2,959)	—	—
Reserve of preferred equity interests	11,422	61,000	—
Hurricane property loss, net(B)	639	4,192	—
Impairment charges – non-depreciable assets	930	12,653	—
Separation charges	4,641	17,872	—
Other (income) expense, net(C)	112,096	69,480	651
Joint ventures – debt extinguishment and other	996	726	24
Gain on sale and change in control of interests, net	—	(368)	—
Valuation allowance of Puerto Rico prepaid tax asset	—	10,794	(326)
(Gain) loss on disposition of non-depreciable real estate, net	(605)	(807)	1,883
Non-operating items, net	127,160	175,542	2,232
Operating FFO attributable to common shareholders	$307,274	$432,365	$468,392

(A)

At December 31, 2018, 2017 and 2016, the Company had an economic investment in unconsolidated joint venture interests related to 106, 136 and 151 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Net (loss) income attributable to unconsolidated joint ventures	$(73,582)	$21,956	$26,972
Depreciation and amortization of real estate investments	145,849	180,337	195,198
Impairment of depreciable real estate assets	177,522	90,597	13,598
Gain on disposition of depreciable real estate, net	(93,299)	(101,806)	(56,943)
FFO	$156,490	$191,084	$178,825
FFO at SITE Centers' ownership interests	$28,005	$29,319	$26,025
Operating FFO at SITE Centers' ownership interests	$29,001	$30,045	$26,049

(B)	The hurricane property loss is summarized as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Lost tenant revenue	$6,705	$11,859
Business interruption income	(6,884)	(8,500)
Clean-up costs and other uninsured expenses	818	833
	$639	$4,192

(C)	Amounts included in other income/expense as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Debt extinguishment costs, net	$68,220	$66,447	$509
Transaction costs – RVI spin-off	37,032	2,817	—
Transaction and other (income) expense, net	6,844	216	142
	$112,096	$69,480	$651

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and includes assets owned in comparable periods (12 months for year-end comparisons).  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Year Ended December 31,
	2018	2017	2018	2017
Net income (loss) attributable to SITE Centers	$114,434	$(241,685)	$114,434	$(241,685)
Fee income	(45,511)	(33,641)	(45,511)	(33,641)
Interest income	(20,437)	(28,364)	(20,437)	(28,364)
Interest expense	141,305	188,647	141,305	188,647
Depreciation and amortization	242,102	346,204	242,102	346,204
General and administrative	61,639	77,028	61,639	77,028
Other expense, net	110,895	68,003	110,895	68,003
Impairment charges	69,324	340,480	69,324	340,480
Hurricane property loss	817	5,930	817	5,930
Equity in net income of joint ventures	(9,365)	(8,837)	(9,365)	(8,837)
Reserve of preferred equity interests	11,422	61,000	11,422	61,000
Gain on sale and change in control	—	(368)	—	(368)
Valuation allowance of prepaid tax asset	—	10,794	—	10,794
Tax expense	862	1,624	862	1,624
Gain on disposition of real estate	(225,406)	(161,164)	(225,406)	(161,164)
Income (loss) from non-controlling interests	1,671	(1,447)	1,671	(1,447)
Consolidated NOI	$453,752	$624,204	$453,752	$624,204
SITE Centers' consolidated joint venture	—	—	(1,620)	(1,568)
Consolidated NOI, net of non-controlling interests	$453,752	$624,204	$452,132	$622,636

Net (loss) income from unconsolidated joint ventures	$(73,582)	$21,956	$(2,551)	$3,374
Interest expense	96,312	107,330	15,229	16,887
Depreciation and amortization	145,849	180,337	20,093	22,131
Impairment charges	177,522	90,597	23,747	8,481
Preferred share expense	24,875	32,251	1,244	1,613
Other expense, net	24,891	25,986	4,263	4,340
Gain on disposition of real estate, net	(93,753)	(101,806)	(13,749)	(5,178)
Unconsolidated NOI	$302,114	$356,651	$48,276	$51,648

Total Consolidated + Unconsolidated NOI	$755,866	$980,855	$500,408	$674,284
Less: Non-Same Store NOI adjustments	(175,328)	(407,251)	(174,210)	(355,299)
Total SSNOI	$580,538	$573,604	$326,198	$318,985

SSNOI % Change	1.2%		2.3%

The increase in SSNOI for the year ended 2018 as compared to 2017 primarily is due to rental increases, increased occupancy on the comparable pools and favorable net recoveries.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase or refinance long-term debt as part of its overall strategy to further strengthen its financial position.  The Company remains committed to maintaining liquidity and maintaining low leverage in an effort to lower its overall risk profile.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.9 billion at December 31, 2018, compared to $3.8 billion and $4.5 billion at December 31, 2017 and 2016, respectively.  During 2018, $1.27 billion of debt was assumed by RVI in connection with the spin-off.

2018 Financing Activities

Spin-off of RVI

In February 2018, RVI entered into a $1.35 billion mortgage loan in connection with the Company’s plan to spin-off RVI.  On July 1, 2018, the Company completed the spin-off of RVI, which consisted of 48 assets that included 36 continental U.S. assets and 12 Puerto Rico assets.  These properties comprised 16.0 million square feet of Company-owned GLA, were located in 17 states and Puerto Rico and had a combined gross book asset value of $2.7 billion.  The balance of the RVI mortgage loan was $1.27 billion as of June 30, 2018 and was assumed by RVI upon consummation of the spin-off.  SITE Centers has retained a $190 million preferred stock investment as noted below and continues to manage the RVI assets.

On June 30, 2018, RVI issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to the Company, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018, exceeds $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Board of Directors of RVI, and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.

RVI may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.

Proceeds from the RVI mortgage loan and asset sales in 2018 were used by the Company to repay $452.5 million of outstanding mortgage debt, $900.0 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025 and $200.0 million of an unsecured term loan. The Company incurred $56.4 million of aggregate debt extinguishment costs, which include $28.4 million of make-whole amounts for the redemption of senior unsecured notes included in Other Expense on the Company’s consolidated statement of operations.

RVI Facility

On July 2, 2018, the Company provided an unconditional guaranty to PNC Bank, National Association (“PNC”) with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

Debt Repayments

As described above, in connection with the $1.35 billion RVI mortgage loan and asset sales, the Company repaid $1.6 billion of indebtedness.  Also in 2018, in connection with the 10 assets sold to the Dividend Trust Portfolio joint venture, the Company used the proceeds from the transaction to repay $250.0 million aggregate principal amount of senior unsecured notes maturing in July 2022 through a tender offer, $94.9 million of mortgage debt and $150.0 million of an unsecured term loan.  In connection with the redemption of $1.1 billion of senior unsecured notes, the Company paid make-whole amounts totaling $37.2 million.  These make-whole amounts are included in Other Income (Expense), net in the Company’s consolidated statements of operations.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains an unsecured revolving credit facility with PNC (the “PNC Facility,” together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  On July 2, 2018, the Company permanently reduced the borrowing capacity under the PNC Facility from $50 million to $20 million.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (1.2% at December 31, 2018), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0.20% at December 31, 2018).  The Company also pays an annual facility fee (0.25% at December 31, 2018) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2018, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2019 and beyond.

Common Shares

The Company’s Board of Directors authorized a common share repurchase program in November 2018.  In December 2018 and January 2019, the Company repurchased 4.3 million of its common shares in the aggregate at a cost of $50.4 million.

On May 18, 2018, in anticipation of the RVI spin-off transaction, the Company effected a reverse stock split of its outstanding common shares, as well as those held in treasury, at a ratio of one-for-two.

The Company has a $250 million continuous equity program.  At February 15, 2019, the Company had all $250.0 million available for the future issuance of common shares under that program.

Consolidated Indebtedness – as of December 31, 2018

The Company expects to fund its maturing indebtedness obligations from available cash, asset sales and joint venture activity, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  The Company has addressed all of its outstanding debt maturities through February 2020.  The Company had cash and cash equivalents of $11.1 million at December 31, 2018, as well as $870.0 million of borrowing capacity available on the Revolving Credit Facilities at December 31, 2018.

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from assets sales to repay additional debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors).

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company has sought to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, maintaining low leverage and improve the Company’s credit profile with a focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of December 31, 2018

The debt maturities of the Company’s unconsolidated joint ventures at December 31, 2018, and forecasted 14 months (February 2020), are as follows (in millions):

	Outstanding at December 31, 2018	At SITE Centers' Share
DDRTC Core Retail Fund, LLC(A)	$453.1	$68.0
DDR – Domestic Retail Fund I, LLC(A)	293.7	58.7
BRE DDR Retail Holdings III(B)	231.5	11.6
BRE DDR Retail Holdings IV(A)	92.1	4.6
DDR – SAU Retail Fund, LLC(C)	21.5	4.3
Total debt maturities through February 2020	$1,091.9	$147.2
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Repaid $12.3 million through February 15, 2019, in conjunction with asset sales. Remainder expected to be refinanced or repaid through asset sales.
(C)	Expected to be refinanced.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Cash flow provided by operating activities	$264,807	$410,407	$460,663
Cash flow provided by investing activities	816,939	478,608	473,033
Cash flow used for financing activities	(1,162,816)	(833,516)	(926,992)

Changes in cash flow for the year ended December 31, 2018, compared to the prior year are as follows:

Operating Activities:  Cash provided by operating activities decreased $145.6 million primarily due to the following:

•	Impact of asset sales and the spin-off of assets to RVI and
•	Reduction in interest expense and general and administrative expenses.

Investing Activities:  Cash provided by investing activities increased $338.3 million primarily due to the following:

•	Increase in proceeds of $313.8 million from disposition of real estate and
•	Reduction in real estate assets acquired and developed of $41.5 million.

Financing Activities:  Cash used for financing activities increased $329.3 million primarily due to the following:

•	Increase in net debt repayments of $78.3 million;
•	Contributions of net assets to RVI of $52.4 million and
•	Decrease of $221.8 million from 2017 preferred equity issuance offset by 2018 common share repurchases.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $248.0 million in 2018, as compared to $309.1 million of cash dividends paid in 2017 and $300.5 million of cash dividends paid in 2016.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2018.

The Company declared cash dividends of $1.16 per common share in 2018.  In February 2019, the Company declared its first quarter 2019 dividend of $0.20 per common share payable on April 2, 2019, to shareholders of record at the close of business on March 15, 2019.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SOURCES AND USES OF CAPITAL

2018 Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Spin-off of RVI

On July 1, 2018, the Company completed the spin-off of 48 assets as a separate, publicly-traded company, RVI. See further discussion in the “Executive Summary” and “Liquidity, Capital Resources and Financing Activities” sections surrounding the capital structure and related financing.

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a separation and distribution agreement pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of the Company’s common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of the Company’s common shares received one common share of RVI for every ten shares of the Company’s common stock held on the record date.  In connection with the spin-off, the Company retained 1,000 RVI shares having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.  In addition, pursuant to the terms of the separation and distribution agreement, RVI has a repayment obligation to the Company primarily for certain cash balances held in restricted cash accounts on the separation date in connection with the RVI mortgage loan.  As of December 31, 2018, the amount of this obligation was $34.0 million.  RVI is obligated to repay this obligation to the Company as soon as reasonably possible out of its operating cash flow, but in no event later than March 31, 2020.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which the Company will manage RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreement on December 31, 2019, or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Acquisitions

In 2018, the Company acquired three assets from two of the Company’s unconsolidated joint ventures for $35.1 million.

Dividend Trust Portfolio Joint Venture

The Company contributed 10 properties, aggregating 3.4 million square feet of Company-owned GLA, into a 20% owned unconsolidated joint venture, Dividend Trust Portfolio JV LP (the “Dividend Trust Portfolio joint venture”) which was valued at $607.2 million.  Concurrent with formation of the partnership, the joint venture entered into a $364.3 million mortgage.  The Company provides leasing and property management services to the joint venture.  The Company receives asset management and property management fees from the joint venture.  The Company recorded a gain on sale of $186.4 million as a result of this transaction.  Proceeds were used to repurchase $250.0 million aggregate principal amount of unsecured notes due in 2022, repay $94.9 million of mortgage debt maturing in the first quarter of 2019 and repay $150.0 million of an unsecured term loan.

Dispositions

In addition to the 10 properties sold to the Dividend Trust Portfolio joint venture, in 2018, the Company sold 11 shopping center properties, aggregating 2.4 million square feet, which, together with land sales, generated proceeds totaling $348.2 million.  The Company recorded a net gain of $39.0 million.  In addition, three of the Company’s unconsolidated joint ventures sold 37 shopping center assets, aggregating 4.7 million square feet, which together with land sales generated proceeds totaling $751.4 million, of which the Company’s proportionate share of the proceeds was $150.3 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

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

Redevelopment Opportunities

One of the important benefits of the Company’s asset class is the ability to phase redevelopment projects over time until appropriate leasing levels can be achieved.  To maximize the return on capital spending, the Company generally adheres to strict investment criteria thresholds.  A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate.

The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2019 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2019.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2018, the $873.5 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Construction in Progress and Land at December 31, 2018, was $13 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at December 31, 2018, the Company has invested approximately $75 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At December 31, 2018, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2018
West Bay Plaza (Phase I) (Cleveland, Ohio)	2Q19	$26,636	$21,712
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	27,732	4,722
1000 Van Ness (San Francisco, California)	1Q20	4,810	—
Nassau Park Pavilion (Princeton, New Jersey)	3Q20	12,199	644
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,650
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,074
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	537
Total		$110,192	$30,339

For redevelopment assets completed in 2018, the assets placed in service were completed at a cost of approximately $132 per square foot.

Transactions with Blackstone

The Company has invested in two joint venture arrangements with Blackstone.  The joint ventures are structured with Blackstone-affiliated entities owning 95% of the common equity and a consolidated affiliate of SITE Centers owning the remaining 5%.  SITE Centers also invested preferred equity in each joint venture.  For both joint ventures, the preferred equity has a fixed preferred dividend rate of 8.5% per annum that is comprised of two components, a cash dividend rate of 6.5% and an accrued PIK of 2.0%.  The Company no longer recognizes the accrued PIK as income due to the valuation allowance.  The investments are as follows:

•

BRE DDR Retail Holdings III – At December 31, 2018, consisted of 16 assets aggregating 3.9 million square feet of owned-GLA.  In addition, SITE Centers had $135.8 million in preferred equity in the joint venture, net of a $58.7 million valuation allowance.  Repayments from net asset sale proceeds are allocated 52.5% to the preferred member and 47.5% to the common equity unless certain financial covenants have been triggered, in which event net asset sale proceeds would be allocated 100% to the preferred member.  Since inception, the joint venture has sold 54 assets.

•

BRE DDR Retail Holdings IV – At December 31, 2018, consisted of five assets aggregating 1.1 million square feet of owned-GLA.  In addition, SITE Centers had $54.1 million in preferred equity in the joint venture, net of a $13.7 million valuation allowance.  Repayments from net asset sale proceeds are first subject to a minimum sales threshold of $4.9 million, of which $1.1 million is allocated to the preferred member; 100% of subsequent net asset sale proceeds are expected to be available to repay the preferred member.  This threshold was met in January 2019.  Included in the collateral for the preferred equity interest is 95% of the value of the five joint venture properties and 100% of the value of three properties in which the Company does not have a material interest, but to which SITE Centers provides property asset management services.  In 2018, the joint venture sold one asset.

Blackstone continues to evaluate its strategy with respect to the assets held in these joint ventures, which is likely to result in the sale of additional assets in 2019.  Any resulting proceeds of any such sales would first be used to repay the related first mortgage debt, and then a portion of the remaining funds would be used to repay SITE Centers’ preferred equity pursuant to the joint venture agreement terms.  Any repayment of the preferred equity would reduce the amount of interest income recorded by the Company.

2017 and 2016 Strategic Transaction Activity

Acquisitions

In 2017, the Company acquired 3030 North Broadway in Chicago, Illinois, a 131,748 square foot Company-owned GLA grocery-anchored shopping center, for $81.0 million.  In 2016, the Company acquired two shopping centers (Phoenix, Arizona, and Portland, Oregon).  These assets aggregated 0.6 million square feet of Company-owned GLA and were acquired for an aggregate purchase price of $146.8 million.

Dispositions

In 2017, the Company sold 32 shopping center properties, aggregating 5.9 million square feet, which, together with land sales and loan repayments, generated proceeds totaling $677.8 million.  The shopping center sales included two assets in Puerto Rico, aggregating 0.4 million square feet, for an aggregate sales price of $57.3 million.  The Company recorded a net gain of $161.2 million.  In addition, two of the Company’s unconsolidated joint ventures sold 15 shopping center assets, aggregating 3.0 million square feet, for aggregate proceeds totaling $545.6 million, $30.4 million at the Company’s share.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

In 2016, the Company sold 33 shopping center properties, aggregating 7.3 million square feet, and land parcels for an aggregate sales price of $797.0 million.  The Company recorded a net gain of $73.4 million.  The Company’s unconsolidated joint ventures sold 17 shopping center properties, aggregating 1.4 million square feet, for aggregate proceeds totaling $214.6 million, $36.3 million at the Company’s share.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

DDRM Properties (Recapitalization of DDR Domestic Retail Fund I)

In 2017, the Company and an affiliate of Madison International Realty (“Madison”) recapitalized a joint venture with 52 shopping centers previously owned by the Company and various partners through the DDR Domestic Retail Fund I (“DRF I”), totaling $1.05 billion.  Madison International Real Estate Liquidity Fund VI, an investment fund managed by Madison, acquired 80% of the common equity in the joint venture, renamed DDRM Properties, and an affiliate of the Company retained its 20% interest.  The ownership structure of DDRM Properties is consistent with the structure of the joint venture prior to the recapitalization.  Three properties previously held by DRF I have been excluded from the recapitalization and are being held in a separate joint venture with the previous partners of DRF I, including the Company.  In addition, the Company will continue to provide leasing and management services.  The recapitalization included the repayment of all outstanding mortgage debt previously held by the joint venture, a majority of which was scheduled to mature in July 2017.  The joint venture obtained new mortgage loan financing collateralized by the 52 assets, aggregating $706.7 million (of which the Company’s pro rata share was $141.3 million), of which $488.0 million matures in July 2019 with extension options that extend the maturity date to July 2022, subject to certain conditions in the agreement, and $218.7 million matures in July 2022.  SITE Centers contributed $46.9 million in cash to fund its pro rata share of the recapitalization and related debt refinancing.

Development and Redevelopments

The Company invested an aggregate of $87.1 million and $107.2 million in various development and redevelopment projects on a net basis, during 2017 and 2016 respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.2 billion and $2.5 billion at December 31, 2018 and 2017, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At December 31, 2018, the Company’s capitalization consisted of $1.9 billion of debt, $525.0 million of preferred shares and $2.0 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $11.07, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2018), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratios of 0.50 to 1.0 and 0.43 to 1.0 at December 31, 2017 and 2016, respectively.  The closing prices of the Company’s common shares on the New York Stock Exchange were $17.92 and $30.54 at December 29, 2017 (the last trading day of 2017), and December 31, 2016, respectively, which reflect adjustments for the impact of the one-for-two reverse stock split that occurred in May 2018 (but not for the spin-off of RVI which occurred in July 2018).  At December 31, 2018 and 2017, the Company’s total debt consisted of $1.7 billion and $3.5 billion of fixed-rate debt, respectively, and $0.2 billion and $0.4 billion of variable-rate debt, respectively.

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

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$1,893.1	$2.4	$185.1	$338.3	$1,367.3
Interest payments(A)	487.0	80.2	153.8	125.7	127.3
Operating leases	139.6	3.3	8.2	7.3	120.8
Total	$2,519.7	$85.9	$347.1	$471.3	$1,615.4

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2018, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2018, is assumed to remain in effect until the respective initial maturity date of each instrument.

On July 2, 2018, the Company provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank.  RVI has agreed to reimburse the Company for any amounts paid by it to PNC Bank pursuant to the guaranty plus interest at a contracted rate.

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $17.6 million for its consolidated properties at December 31, 2018.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.

At December 31, 2018, the Company had letters of credit outstanding of $16.3 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.9 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with its four executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., disability insurance coverage, car service, reimbursement of life insurance premiums, etc.) and severance payments and benefits for various departure scenarios.  The employment agreements for the Company’s President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer extend through March 1, 2021.  The agreement for another senior executive officer extends through December 2021.  All of the agreements are subject to cancellation by either the Company or the executive without cause upon at least 90 days’ notice.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  This is evidenced by the continued stable volume of leasing activity, which was approximately four million and seven million square feet of space for new leases and renewals for the years ended December 31, 2018 and 2017, respectively on a prorata basis.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.4% and Bed Bath & Beyond at 3.6%).  Other significant tenants include Best Buy, Ross Stores, GAP, Nordstrom Rack, Kroger, Whole Foods, Home Depot and Lowe’s, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced, discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail sector continues to be affected by the competitive nature of the retail business, including the impact of e-commerce and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned many of their weaker peers.  These shifts can lead to store downsizing, closures and tenant bankruptcies.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space at higher rents to a stronger retailers or development.  There can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 90% to 96% since the Company’s initial public offering in 1993.  At December 31, 2018, the shopping center portfolio occupancy was 89.9% and its total portfolio annualized based rent per occupied square foot was $17.86, on a pro rata basis.  Restated to reflect the assets owned at December 31, 2018, the shopping center portfolio occupancy was 91.6% at December 31, 2017, and the total portfolio average annualized base rent per occupied square foot was $17.30 at December 31, 2017, and $16.79 at December 31, 2016, on a pro rata basis.  The decrease in occupancy rates primarily was due to a combination of bankruptcies throughout 2018 and 2017 and, to a lesser extent, the disposal of highly leased properties and redevelopment activity.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during 2018 was $2.34 per rentable square foot on a pro rata basis as compared to $1.46 per rentable square foot on a pro rata basis in 2017, reflecting a higher proportion of new leases executed with anchor tenants in 2018.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2018				December 31, 2017
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,734.7	6.3	4.3%	92.1%	$3,451.2	5.6	4.2%	89.7%
Variable-Rate Debt	$149.7	3.1	3.8%	7.9%	$398.1	2.7	2.9%	10.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, adjusted to reflect the $42.0 million of variable-rate debt ($2.1 million at the Company’s proportionate share) that LIBOR was swapped to at a fixed rate of 1.9% at December 31, 2017, is summarized as follows:

	December 31, 2018				December 31, 2017
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,156.0	$218.6	5.1	4.3%	$953.6	$154.6	5.3	4.2%
Variable-Rate Debt	$1,056.5	$141.3	0.6	4.2%	$1,547.6	$200.2	1.3	3.3%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures at the Company’s shopping centers.  Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2018 and 2017, is summarized as follows (in millions):

	December 31, 2018			December 31, 2017
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,734.7	$1,729.1	$1,638.7	$3,451.2	$3,537.5	$3,372.7
Company's proportionate share of joint venture fixed-rate debt	$218.6	$214.9	$206.1	$154.6	$150.3	$144.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2018, would result in an increase in interest expense of approximately $1.5 million for the Company and $1.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2018.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2018, the Company had no other material exposure to market risk.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the president, chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor among others designated by the Company, if any (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website) and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.sitecenters.com, under “Investor Relations—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Eight Directors—Nominees for Election at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2019 Proxy Statement”), and the information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10‑K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2019 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2018, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,105,196	(2)	$25.71	(3)	1,744,714	(4)
Equity compensation plans not approved by security holders	—		—		N/A
Total	2,105,196		$25.71		1,744,714

(1)	Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan and 2012 Equity and Incentive Compensation Plan.

(2)

Does not include 4,433 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.  Includes 445,924 stock options outstanding, 682,396 restricted stock units that are expected to be settled in shares upon vesting and 976,876 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

(3)	Restricted stock units and performance awards are not taken into account in the weighted-average exercise price as such awards have no exercise price.

(4)	All of these shares may be issued with respect to award vehicles other than just stock options or share appreciation rights or other rights to acquire shares.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Eight Directors—Transactions with the Otto Family” and “Proposal One: Election of Eight Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” sections of the Company’s 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2019 Proxy Statement.

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

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2	2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value Inc.	Current Report on Form 8-K (Filed with the SEC on July 3, 2018; File No. 001-11690)
3	3.1	Fourth Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018; File No. 001-11690)
3	3.2	Amended and Restated Code of Regulations	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018; File No. 001-11690)
4	4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
4	4.2	Specimen Certificate for 6.375% Class A Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC on June 2, 2017; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.3

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

			Current Report on Form 8-K (Filed with the SEC on August 16, 2017; File No. 001-11690)
4	4.31

Twenty-second Supplemental Indenture, dated as of February 16, 2018, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

			Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
4	4.32	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.33	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.34	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.35

Second Amended and Restated Credit Agreement, dated as of September 13, 2017, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

			Current Report on 8-K (Filed with the SEC on September 14, 2017; File No. 001-11690)
4	4.36

Waiver to Second Amended and Restated Credit Agreement, dated as of June 28, 2018, among DDR Corp., DDR PR Ventures LLC, S.E., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

			Quarterly Report on 10-Q (Filed with the SEC on August 3, 2018; File No. 001-11690)
4	4.37

Loan Agreement, dated as of February 14, 2018, between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

			Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
4	4.38

First Amendment to Loan Agreement and Other Loan Documents, dated as of February 27, 2018, between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

			Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4	4.39

Second Amendment to Loan Agreement and Other Loan Documents, dated as of March 6, 2018, between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

			Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
4	4.40

Third Amendment to Loan Agreement and Other Loan Documents, dated as of March 14, 2018, between several wholly-owned subsidiaries of the Company and Column Financial, Inc., JPMorgan Chase Bank, National Association, and Wells Fargo Bank, National Association, as lenders

			Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10	10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.2	DDR Corp. 2005 Directors’ Deferred Compensation Plan (January 1, 2012 Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012; File No. 001-11690)
10	10.3	First Amendment to the DDR Corp. 2005 Directors’ Deferred Compensation Plan (effective November 30, 2012)*	Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
10	10.4	Elective Deferred Compensation Plan (Amended and Restated as of January 1, 2004)*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan, restated as of January 1, 2009*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2009; File No. 001-11690)
10	10.6	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10	10.7	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10	10.8	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10	10.9	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.10	Form of Restricted Share Units Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.11	Form of Restricted Share Units Award Memorandum*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.12	Form of Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.13	Form of Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.14	Form of Performance-Based Restricted Share Units Adjustment Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2018; File No. 001-11690)
10	10.15	Form of Performance Shares Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.16	Form of Performance Shares Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.17	Form of Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.18	Form of Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10	10.19	Form of Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10	10.20	Form of Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10	10.21	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.22	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.23	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10	10.24	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10	10.25	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10	10.26	2016 Value Sharing Equity Program*	Annual Report on Form 10-K (Filed with the SEC on February 24, 2016; File No. 001-11690)
10	10.27	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10	10.28	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Michael A. Makinen*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10	10.29	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Matthew L. Ostrower*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.30	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Christa A. Vesy*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.31	First Amendment to Employment Agreement, dated February 27, 2018, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on February 28, 2018; File No. 001-11690)
10	10.32	Form of Special Bonus Award, dated December 1, 2016*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10	10.33	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10	10.34	Program Agreement for Retail Value Investment Program, dated February 11, 1998, by and among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004; File No. 001-11690)
10	10.35	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.36	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10	10.37	External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 3, 2018; File No. 001-11690)
21	21.1	List of Subsidiaries	Submitted electronically herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
23	23.2	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
99	99.1	DDR – SAU Retail Fund, LLC Consolidated Financial Statements	Submitted electronically herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

SITE Centers Corp.

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

To the Board of Directors and Shareholders of SITE Centers Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2019

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2018	2017
Assets
Land	$873,548	$1,738,792
Buildings	3,251,030	5,733,451
Fixtures and tenant improvements	448,371	693,280
	4,572,949	8,165,523
Less: Accumulated depreciation	(1,172,357)	(1,953,479)
	3,400,592	6,212,044
Construction in progress and land	54,917	82,480
Total real estate assets, net	3,455,509	6,294,524
Investments in and advances to joint ventures, net	329,623	383,813
Investment in and advances to affiliate	223,985	—
Cash and cash equivalents	11,087	92,611
Restricted cash	2,563	2,113
Accounts receivable, net	67,335	108,695
Property insurance receivable	—	58,583
Notes receivable, net	19,675	19,675
Other assets, net	96,554	210,059
	$4,206,331	$7,170,073
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,646,007	$2,810,100
Unsecured term loan, net	49,655	398,130
Revolving credit facilities	100,000	—
	1,795,662	3,208,230
Secured indebtedness:
Mortgage indebtedness, net	88,743	641,082
	88,743	641,082
Total indebtedness	1,884,405	3,849,312
Accounts payable and other liabilities	203,662	344,774
Dividends payable	45,262	78,549
Total liabilities	2,133,329	4,272,635
Commitments and contingencies (Note 11)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,711,545 and 184,256,205 shares issued at December 31, 2018 and December 31, 2017, respectively	18,471	18,426
Additional paid-in capital	5,544,220	5,531,249
Accumulated distributions in excess of net income	(3,980,151)	(3,183,134)
Deferred compensation obligation	8,193	8,777
Accumulated other comprehensive loss	(1,381)	(1,106)
Less: Common shares in treasury at cost: 3,373,114 and 306,314 shares at December 31, 2018 and December 31, 2017, respectively	(44,278)	(8,280)
Total SITE Centers shareholders' equity	2,070,074	2,890,932
Non-controlling interests	2,928	6,506
Total equity	2,073,002	2,897,438
	$4,206,331	$7,170,073

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenues from operations:
Minimum rents	$468,701	$632,917	$701,208
Percentage and overage rents	5,184	7,094	7,610
Recoveries from tenants	163,337	211,942	238,419
Fee and other income	63,149	61,135	58,568
Business interruption income	6,884	8,500	—
	707,255	921,588	1,005,805
Rental operation expenses:
Operating and maintenance	104,232	135,141	149,347
Real estate taxes	103,760	128,602	142,787
Impairment charges	69,324	340,480	110,906
Hurricane property and impairment loss, net	817	5,930	—
General and administrative	61,639	77,028	61,051
Depreciation and amortization	242,102	346,204	389,519
	581,874	1,033,385	853,610
Other income (expense):
Interest income	20,437	28,364	37,054
Interest expense	(141,305)	(188,647)	(217,589)
Other income (expense), net	(110,895)	(68,003)	3,322
	(231,763)	(228,286)	(177,213)
Loss before earnings from equity method investments and other items	(106,382)	(340,083)	(25,018)
Equity in net income of joint ventures	9,365	8,837	15,699
Reserve of preferred equity interests	(11,422)	(61,000)	—
Gain (loss) on sale and change in control of interests, net	—	368	(1,087)
Gain on disposition of real estate, net	225,406	161,164	73,386
Income (loss) before tax expense	116,967	(230,714)	62,980
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(862)	(12,418)	(1,781)
Net income (loss)	$116,105	$(243,132)	$61,199
(Income) loss attributable to non-controlling interests, net	(1,671)	1,447	(1,187)
Net income (loss) attributable to SITE Centers	$114,434	$(241,685)	$60,012
Preferred dividends	(33,531)	(28,759)	(22,375)
Net income (loss) attributable to common shareholders	$80,903	$(270,444)	$37,637

Per share data:
Basic	$0.43	$(1.48)	$0.20
Diluted	$0.43	$(1.48)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$116,105	$(243,132)	$61,199
Other comprehensive income:
Foreign currency translation, net	314	1,547	31
Reclassification adjustment for foreign currency translation included in net income	(1,160)	—	—
Change in fair value of interest-rate contracts	(10)	1,002	1,491
Change in cash flow hedges reclassed to earnings	469	828	688
Total other comprehensive (loss) income	(387)	3,377	2,210
Comprehensive income (loss)	$115,718	$(239,755)	$63,409
Total comprehensive (income) loss attributable to non-controlling interests	(1,559)	1,156	(1,306)
Total comprehensive income (loss) attributable to SITE Centers	$114,159	$(238,599)	$62,103

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2015	$350,000	182,646	$18,265	$5,484,402	$(2,391,793)	$15,537	$(6,283)	$(14,943)	$8,284	$3,463,469
Issuance of common shares related to stock plans	—	503	50	14,798	—	—	—	1,592	—	16,440
Stock-based compensation, net	—	—	—	5,954	—	(388)	—	(1,233)	—	4,333
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Dividends declared- common shares	—	—	—	—	(278,171)	—	—	—	—	(278,171)
Dividends declared- preferred shares	—	—	—	—	(22,375)	—	—	—	—	(22,375)
Comprehensive income	—	—	—	—	60,012	—	2,091	—	1,306	63,409
Balance, December 31, 2016	350,000	183,149	18,315	5,505,154	(2,632,327)	15,149	(4,192)	(14,584)	8,497	3,246,012
Issuance of common shares related to stock plans	—	1,107	111	23,730	—	—	—	6,304	—	30,145
Issuance of preferred shares	175,000	—	—	(6,130)	—	—	—	—	—	168,870
Stock-based compensation, net	—	—	—	8,495	—	(6,372)	—	—	—	2,123
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(835)	(835)
Dividends declared- common shares	—	—	—	—	(279,930)	—	—	—	—	(279,930)
Dividends declared- preferred shares	—	—	—	—	(29,192)	—	—	—	—	(29,192)
Comprehensive (loss) income	—	—	—	—	(241,685)	—	3,086	—	(1,156)	(239,755)
Balance, December 31, 2017	525,000	184,256	18,426	5,531,249	(3,183,134)	8,777	(1,106)	(8,280)	6,506	2,897,438
Issuance of common shares related to stock plans	—	456	45	5,928	—	—	—	343	—	6,316
Repurchase of common shares	—	—	—	—	—	—	—	(36,341)	—	(36,341)
Stock-based compensation, net	—	—	—	6,163	—	(584)	—	—	—	5,579
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,548)	(3,548)
Redemption of OP Units	—	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared- common shares	—	—	—	—	(214,514)	—	—	—	—	(214,514)
Dividends declared- preferred shares	—	—	—	—	(33,531)	—	—	—	—	(33,531)
RVI spin-off	—	—	—	—	(663,406)	—	—	—	—	(663,406)
Comprehensive income (loss)	—	—	—	—	114,434	—	(275)	—	1,559	115,718
Balance, December 31, 2018	$525,000	184,712	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Net income (loss)	$116,105	$(243,132)	$61,199
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	242,102	346,204	389,519
Stock-based compensation	7,468	11,493	7,765
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	16,354	7,472	2,147
Loss on debt extinguishment	58,656	63,204	—
Equity in net income of joint ventures	(9,365)	(8,837)	(15,699)
Reserve of preferred equity interests	11,422	61,000	—
Net (gain) loss on sale and change in control of interests	—	(368)	1,087
Operating cash distributions from joint ventures	8,799	7,413	8,210
Gain on disposition of real estate, net	(225,406)	(161,164)	(73,386)
Impairment charges	69,324	345,580	110,906
Valuation allowance of prepaid tax asset	—	10,794	—
Assumption of buildings due to ground lease terminations	(2,150)	(8,585)	—
Cash paid for interest rate hedging activities	(4,538)	—	—
Change in notes receivable accrued interest	1,349	(2,705)	(9,487)
Net change in accounts receivable	(2,298)	2,470	1,410
Transaction costs related to RVI spin-off	(27,203)	—	—
Net change in accounts payable and accrued expenses	11,388	(3,661)	(9,775)
Net change in other operating assets and liabilities	(7,200)	(16,771)	(13,233)
Total adjustments	148,702	653,539	399,464
Net cash flow provided by operating activities	264,807	410,407	460,663
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(35,069)	(86,079)	(145,975)
Real estate developed and improvements to operating real estate	(124,906)	(115,361)	(162,926)
Proceeds from disposition of real estate	938,051	624,250	758,064
Hurricane property insurance advance proceeds	20,193	10,000	—
Equity contributions to joint ventures	(59,420)	(69,240)	(6,849)
Repayment of joint venture advances, net	77,151	56,085	10,000
Net transactions with RVI	(33,681)	—	—
Distributions from unconsolidated joint ventures	34,620	27,885	26,793
Issuance of notes receivable	—	—	(11,139)
Repayment of notes receivable	—	31,068	5,065
Net cash flow provided by investing activities	816,939	478,608	473,033
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	100,000	—	(210,000)
Proceeds from issuance of senior notes, net of offering expenses	—	791,113	—
Repayment of senior notes, including repayment costs	(1,206,619)	(958,509)	(240,000)
Repayment of term loans and mortgage debt, including repayment costs	(1,006,065)	(542,486)	(195,495)
Payment of debt issuance costs	(32,825)	(7,295)	(43)
Proceeds from issuance of preferred shares, net of offering expenses	—	168,870	—
Proceeds from mortgage payable	1,350,000	—	—
Issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	4,770	21,677	13,536
Repurchase of common shares	(36,341)	—	—
Redemption of operating partnership units	(736)	(232)	—
Contribution of assets to RVI	(52,358)	—	—
Distributions to non-controlling interests and redeemable operating partnership units	(1,310)	(835)	(1,085)
Dividends paid	(281,332)	(305,819)	(293,905)
Net cash flow used for financing activities	(1,162,816)	(833,516)	(926,992)

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	—	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,070)	55,499	6,704
Cash, cash equivalents and restricted cash, beginning of year	94,724	39,225	32,520
Cash, cash equivalents and restricted cash, end of year	$13,650	$94,724	$39,225

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business

SITE Centers Corp. (formerly known as DDR Corp.) and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Amounts relating to the number of properties, square footage, tenant and occupancy data, joint ventures interests and estimated project costs are unaudited.

Retail Value Inc.

On July 1, 2018, the Company completed the spin-off of Retail Value Inc. (“RVI”).  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt (Note 4).

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

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers will manage RVI and its properties. Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $192.2 million and $284.1 million as of December 31, 2018 and 2017, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $12.8 million and $15.1 million of costs for the years ended December 31, 2017 and 2016, respectively, on the Company’s consolidated statements of operations related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Accounts payable related to construction in progress	$9.3	$13.4	$13.3
Contribution of net assets to RVI	663.4	—	—
Receivable and reduction of real estate assets, net – related to hurricane	—	65.9	—
Assumption of building due to ground lease termination	2.2	8.6	—
Land acquired by minority interest partner	2.3	—	—
Dividends declared, but not paid	45.3	78.5	75.2
Conversion of Operating Partnership Units	0.9	—	—

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

Construction in Progress and Land includes undeveloped land as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $5.7 million, $7.4 million and $8.1 million in 2018, 2017 and 2016, respectively.

Purchase Price Accounting

In January 2017, the Company adopted the amendment to the accounting guidance for business combinations to clarify the definition of a business.  The objective of this guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  Pursuant to the new guidance, the Company’s acquisitions in 2017 and 2018 were accounted for as asset acquisitions, and the Company capitalized the acquisition costs incurred.

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate.  The purchase price is further allocated to in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of the acquired lease portfolio and the Company's overall relationship with the anchor tenants.  Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships).

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset or undeveloped land, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $69.3 million, $340.5 million and $110.9 million, related to consolidated real estate investments, during the years ended December 31, 2018, 2017 and 2016, respectively (Note 14).

Disposition of Real Estate and Real Estate Investments

Sales of nonfinancial assets, such as real estate, are recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company considered the assets associated with the spin-off to RVI in 2018 as held for sale immediately prior to the distribution and therefore recorded an impairment charge of $14.1 million on the RVI portfolio primarily reflecting an estimate of the costs to sell such assets (Note 14). The Company evaluated its property portfolio and did not identify any other properties that would meet the above-mentioned criteria for held for sale as of December 31, 2018 and 2017.

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

Interest paid during the years ended December 31, 2018, 2017 and 2016, aggregated $148.4 million, $194.7 million and $220.0 million, respectively, of which $1.1 million, $1.9 million and $3.1 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures and Affiliate

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

The RVI Preferred Shares are classified as Investment in and Advances to Affiliate on the Company’s consolidated balance sheet.  The RVI Preferred Shares have a liquidation and dividend preference over the common stock, but do not have any substantive voting rights, with limited exceptions, or conversion rights and do not have a stated coupon.  The RVI Preferred Shares are carried at cost, subject to adjustments in certain circumstances, and will be periodically evaluated for impairment.  Dividend payments up to $190 million received by SITE Centers will be recorded as a reduction of the carrying value.

Preferred Equity Interests

At December 31, 2018, the Company had net preferred equity interests of $189.9 million recorded in Investments in and Advances to Joint Ventures.  The Company evaluates the collectability of both the principal and interest on these investments based upon an assessment of the underlying collateral value to determine whether the investment is impaired.  As the underlying collateral for the investments is real estate investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes as disclosed above.  In addition, the Company performs an additional present value of cash flows for the underlying collateral value that is probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests are considered impaired if the Company’s estimate of the fair value of the underlying collateral is less than the carrying value of the preferred equity interests.  In 2018 and 2017, based upon the results of the impairment assessment, the Company recorded an aggregate valuation allowance of $11.4 million and $61.0 million, respectively, related to both of its preferred equity investments to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022 (Note 14).  Interest income on the impaired investments is recognized on a cash basis.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

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

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $3.2 million and $13.6 million at December 31, 2018 and 2017, respectively.  At December 31, 2018 and 2017, straight-line rents receivable, net of a provision for uncollectible amounts of $2.3 million and $4.5 million, respectively, aggregated $31.1 million and $59.4 million, respectively.

Notes Receivable

Notes receivable include certain loans that are held for investment and are generally collateralized by real estate-related investments and may be subordinate to other senior loans.  Loans receivable are recorded at stated principal amounts or at initial investment.  The Company defers loan origination and commitment fees, net of origination costs, and amortizes them over the term of the related loan.  The Company evaluates the collectability of both principal and interest on each loan based on an assessment of the underlying collateral value to determine whether it is impaired, and not by the use of internal risk ratings.  A loan loss reserve is recorded when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral.  As the underlying collateral for a majority of the notes receivable is real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  Given the small number of loans outstanding, all of the Company’s loans are evaluated individually for this purpose.  Interest income on performing loans is accrued as earned.  Interest income on non-performing loans is recognized on a cash basis.  Recognition of interest income on an accrual basis on non-performing loans is resumed when it is probable that the Company will be able to collect amounts due according to the contractual terms.

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability.  Debt issuance costs related to the Company’s revolving credit facilities remain classified as an asset on the consolidated balance sheets as these costs are, at the outset, not associated with an outstanding borrowing.  The aggregate costs are amortized over the terms of the related debt agreements.  Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Effect of Reverse Stock Split on Presentation

On May 18, 2018, in anticipation of the spin-off of RVI, the Company effected a reverse stock split of its outstanding common shares at a ratio of one-for-two.  All share and per share data included in these consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Revenue Recognition

Rental Revenue

Minimum rents from tenants in shopping centers are recognized on a straight-line basis over the noncancelable term of the lease, which generally range from one month to 30 years and include the effects of applicable rent steps and abatements.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commission and development fees.  These revenues are derived from the Company’s management agreements with RVI and unconsolidated joint ventures and, in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  Termination rights under these contracts vary by contract but generally include termination for cause by either party or due to sale of the property.

Asset and Property Management Fees

Asset and property management services include property maintenance, tenant coordination, accounting and financial services.  Asset and property management services represent a series of distinct daily services.  Accordingly, the Company satisfies the performance obligation as services are rendered over time.

The Company is compensated for property management services through a monthly management fee earned based on a specified percentage of the monthly rental receipts generated from the property under management.  The Company is compensated for asset management services through a fee that is billed to the customer monthly and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate asset value or capital contributions for assets under management at the end of the quarter.  The asset management fee under the RVI external management agreement is paid monthly based on the initial aggregate appraised value of the RVI properties.  RVI property management fees are paid monthly based on the average gross revenue collected during the three months immediately preceding the most recent December 31 or June 30.

Property Leasing

The Company provides strategic advice and execution to third parties, including RVI and certain joint ventures, in connection with the leasing of retail space.  The Company is compensated for services in the form of a commission.  The commission is paid upon the occurrence of certain contractual events that may be contingent.  For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in).  The Company typically satisfies its performance obligation at a point in time when control is transferred, generally, at the time of the first contractual event where there is a present right to payment.  The Company looks to history, experience with a customer and deal-specific considerations to support its judgment that the second contingency will be met.  Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

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

Disposition Fees

The Company receives disposition fees equal to 1% of the gross sales price of each RVI asset sold.  The Company is compensated at the time of the closing of the sale transaction.

Contract Assets

Contract assets represent assets for revenue that have been recognized in advance of billing the customer and for which the right to bill is contingent upon something other than the passage of time. This is common for contingent portions of commissions.  The portion of payments retained by the customer until the second contingent event is not considered a significant financing component because the right to payment is expected to become unconditional within one year or less.  Contract assets are transferred to receivables when the right to payment becomes unconditional.

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

Under the anti-dilution provisions of the Company’s equity incentive plan, stock-based compensation was adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The adjustments were made so as to retain the same intrinsic value immediately after the spin-off to that the award had immediately prior to the spin-off.  Certain awards are dual-indexed to both the Company and RVI results, and are accounted for as liability awards and are marked to fair value on a quarterly basis.

Stock-based compensation cost recognized by the Company was $7.7 million, $11.5 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  These amounts include $1.4 million, $5.5 million and $0.9 million of expense related to the accelerated vesting of awards due to employee separations in 2018, 2017 and 2016, respectively.  This cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.  The Tax Cuts and Jobs Act was enacted on December 22, 2017.  It included numerous law changes for tax years beginning after December 31, 2017, some of which are applicable to REITs.  The changes did not have a material impact on the Company’s financial statements.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2018, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2015 and forward.

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

The Tax Cuts and Jobs Act changed the corporate federal income tax rate to a flat 21% for years beginning after December 31, 2017.  Accordingly, the Company reflected this rate decrease in its deferred tax assets and liabilities at December 31, 2018 and 2017 (Note 17).

Segments

At December 31, 2018, 2017 and 2016, the Company had two reportable operating segments: shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

New Accounting Standards Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single, comprehensive, five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification (“ASC”).  The new guidance was effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  The Company has adopted the new accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018, using the modified retrospective approach and, therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application, and the impact of the adoption was not material (Note 2).

Real Estate Sales

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“Topic 610”) for gains and losses from the sale and/or transfer of real estate property.  Topic 610 eliminates guidance specific to real estate sales in ASC 360-20.  As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The effective date of this guidance coincides with revenue recognition guidance discussed in Note 2.  On January 1, 2018, the Company adopted Topic 610 using the modified retrospective approach for contracts that are not completed as of the date of initial application.  This standard will impact the Company’s accounting related to the partial sale of properties to unconsolidated joint ventures.  In 2018, the Company contributed 10 properties into a 20% owned unconsolidated joint venture (Note 3).

New Accounting Standards to Be Adopted

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years), with early adoption permitted.  The Company will adopt the standard using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption for financial statements issued after January 1, 2019.

Several practical expedients are available for the Company to elect upon adoption of Topic 842.  The first is a package of practical expedients (the “Package”) which includes (i) not reassessing whether any expired or existing contracts are or contain a lease, (ii) not reassessing lease classification for any expired or existing leases and (iii) not reassessing initial direct costs for any existing leases.  The Package must be elected as a group and must be applied to all leases (whether lessee or lessor).  The Company will elect to adopt the Package for existing leases that commenced prior to the effective date.  Additionally, the Company will elect the land easement practical expedient in which the Company is not required to assess whether existing or expired land easements are or contain a lease.  Lessors may adopt the practical expedients by class of underlying assets, provided certain criteria are met, to avoid separating the non-lease components from the lease component of certain contracts.  The Company is planning to elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominate characteristics.  The Company will make the short-term lease exception accounting policy election for the Company’s office leases.  The Company will not adopt the practical expedient to use hindsight in determining the lease term.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has identified several areas within its accounting policies that will be impacted by the new standard.  The Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at three shopping centers and three additional leases where the Company is the lessee (Note 11), where under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability.  Currently, the Company accounts for these arrangements as operating leases.  Upon transition, these leases will continue to be classified as operating leases due to the election of the Package practical expedients.  Currently the Company includes real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard the Company will no longer record these amounts in revenue or expense as the standard precludes the Company from recording payments made directly by the lessee.  As the Company will be adopting the practical expedient with regards to not separating lease and non-lease components, where applicable, this will require the Company to record, on a straight-line basis, fixed common area maintenance revenues.  Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to leasing.  However, this change regarding capitalization will not have a material impact on its consolidated financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In July 2018, the FASB proposed an amendment to ASU 2016-13, Financial Instruments – Credit Losses, to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of the ASU.  The Company is in the process of evaluating the impact of this guidance.

2.	Revenue Recognition

The Company adopted the accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018, using the modified retrospective approach and, therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance discussed in Note 1.

Historically, the majority of the Company’s lease commission revenue was recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue is generally recognized in its entirety upon lease execution. The impact of adopting Topic 606 on the Company’s consolidated financial statements with respect to the change in revenue recognition as related to lease commission revenue at January 1, 2018, and for the year ended December 31, 2018, was not material.

Revenue from contracts with customers is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenue from contracts:
Asset and property management fees	$31,751	$21,494	$25,772
Leasing commissions	6,380	7,138	5,988
Development fees	1,638	1,921	1,474
Disposition fees	2,959	—	—
Credit facility guaranty fee	60	—	—
Total revenue from contracts with customers	42,788	30,553	33,234
Other fee income:
Ancillary and other property income	13,863	16,989	18,758
Lease termination fees	3,775	10,505	3,512
Other	2,723	3,088	3,064
Total fee and other income	$63,149	$61,135	$58,568

The aggregate amount of receivables from contracts with customers was $1.8 million and $1.9 million as of, December 31, 2018 and 2017, respectively.

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the leasing commission balances during the year ended December 31, 2018, are as follows (in thousands):

Balance as of January 1, 2018	$1,371
Contract assets recognized	2,236
Contract assets billed	(2,210)
Balance as of December 31, 2018	$1,397

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

3.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2018, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
DDRTC Core Retail Fund, LLC	TIAA – CREF	15.0%	23
DDRM Properties	Madison International Realty	20.0	35
BRE DDR Retail Holdings III	Blackstone Real Estate Partners	5.0	16
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0	10
BRE DDR Retail Holdings IV	Blackstone Real Estate Partners	5.0	5
DDR – SAU Retail Fund, LLC	State of Utah	20.0	12
Other Joint Venture Interests	Various	20.0–79.45	5

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2018	2017
Condensed Combined Balance Sheets
Land	$1,004,289	$1,126,703
Buildings	2,804,027	3,057,072
Fixtures and tenant improvements	221,412	213,989
	4,029,728	4,397,764
Less: Accumulated depreciation	(935,921)	(962,038)
	3,093,807	3,435,726
Construction in progress and land	56,498	53,928
Real estate, net	3,150,305	3,489,654
Cash and restricted cash	94,111	155,894
Receivables, net	44,702	51,396
Other assets, net	186,693	174,832
	$3,475,811	$3,871,776

Mortgage debt	$2,212,503	$2,501,163
Notes and accrued interest payable to the Company	5,182	1,365
Other liabilities	161,372	156,076
	2,379,057	2,658,604
Redeemable preferred equity – SITE Centers(A)	274,493	345,149
Accumulated equity	822,261	868,023
	$3,475,811	$3,871,776

Company's share of accumulated equity	$145,786	$132,710
Redeemable preferred equity, net(B)	189,891	277,776
Basis differentials	(8,536)	(24,973)
Deferred development fees, net of portion related to the Company's interest	(2,700)	(3,065)
Amounts payable to the Company	5,182	1,365
Investments in and Advances to Joint Ventures, net	$329,623	$383,813

(A)	Includes PIK that has accrued since March 2017 of $12.2 million and $6.3 million, which was fully reserved by the Company at December 31, 2018 and 2017, respectively.
(B)	Amount is net of the valuation allowance of $72.4 million and $61.0 million and the fully reserved PIK of $12.2 million and $6.3 million at December 31, 2018 and 2017, respectively.

	For the Year Ended December 31
	2018	2017	2016
Condensed Combined Statements of Operations
Revenues from operations(A)	$427,467	$502,506	$513,365
Expenses from operations:
Operating expenses	125,353	145,855	144,984
Impairment charges(B)	177,522	90,597	13,598
Depreciation and amortization	145,849	180,337	195,198
Interest expense	96,312	107,330	132,943
Preferred share expense	24,875	32,251	33,418
Other (income) expense, net	24,891	25,986	23,513
	594,802	582,356	543,654
Loss before gain on disposition of real estate	(167,335)	(79,850)	(30,289)
Gain on disposition of real estate, net	93,753	101,806	57,261
Net (loss) income attributable to unconsolidated joint ventures	$(73,582)	$21,956	$26,972
Company's share of equity in net (loss) income of joint ventures	$(2,419)	$3,516	$11,650
Basis differential adjustments(C)	11,784	5,321	4,049
Equity in net income of joint ventures	$9,365	$8,837	$15,699

(A)	Revenue from operations is subject to leasing or other standards.
(B)

For the years ended December 31, 2018, 2017 and 2016, the Company’s proportionate share was $13.1 million, $5.0 million and $2.7 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.

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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Revenue from contracts:
Asset and property management fees	$18.8	$21.4	$25.7
Development fees and leasing commissions	6.9	9.1	7.5
Total revenue from contracts with customers	25.7	30.5	33.2
Other:
Interest income	19.0	25.9	33.4
Other	2.6	2.8	2.9
Total fee and other income	$47.3	$59.2	$69.5

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

Dividend Trust Portfolio JV LP

In November 2018, the Company contributed 10 properties, aggregating 3.4 million square feet of Company-owned GLA, into a 20% owned unconsolidated joint venture, Dividend Trust Portfolio JV LP, which was valued at $607.2 million.  Concurrent with formation of the partnership, the joint venture entered into a $364.3 million mortgage.  As the Company does not have economic or effective control, the Dividend Trust Portfolio JV LP is accounted for using the equity method of accounting. The Company provides leasing and property management services to the joint venture. The Company recorded a gain on sale of $186.4 million in 2018 as a result of this transaction.

Disposition of Shopping Centers

The Company’s joint ventures sold 40, 15 and 17 shopping centers and land for an aggregate sales price of $786.5 million, $545.6 million and $214.6 million, respectively, of which the Company’s share of the gain on sale was $13.7 million, $5.7 million and $13.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Included in the 2018 shopping center dispositions were three assets sold by two of the Company’s unconsolidated joint ventures to the Company for $35.1 million (Note 5).

BRE DDR Retail Holdings Joint Ventures

The Company’s two unconsolidated investments with The Blackstone Group L.P. (“Blackstone”), BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms.

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

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  Blackstone has the right to defer up to 2.0% of the 8.5% preferred fixed distributions as a payment in kind distribution, or “PIK.”  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the preferred fixed distribution will become impaired.

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels with the common members under certain circumstances including specified financial covenants, upon a sale of properties over a certain threshold; (3) at SITE Centers’ option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV) and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III, based upon the cumulative asset sales through December 31, 2018, net asset sale proceeds will be allocated at 52.5% to the preferred member and 47.5% to the common equity.  For BRE DDR IV, the preferred investment is collateralized by assets in which SITE Centers has a 5% common equity interest for 95% of the value and by an additional three assets in which SITE Centers has a nominal interest.  The repayment of the BRE DDR IV preferred investment prior to 2022 is first subject to a remaining minimum net asset sales threshold of $4.9 million, of which $1.1 million is allocated to the preferred member; 100% of the net asset sale proceeds generated thereafter are expected to be available to repay the preferred member.

As of December 31, 2018, the Company has a valuation allowance recorded on each of the BRE DDR III and BRE DDR IV preferred investment interests of $58.7 million and $13.7 million, respectively, or $72.4 million in the aggregate on a net basis.  The valuation allowances initially were triggered in 2017 by an increase in the estimated market capitalization rates for the underlying real estate collateral of the investments since the original formation of the joint ventures.  The values of open air shopping centers anchored by big box national retailers, particularly in secondary markets, have been under increasing pressure and decreased starting in 2017 due to the continued perceived threat of internet retail competition and tenant bankruptcies.  Several large national retailers filed for bankruptcy in the beginning of 2017 and have continued in 2018.  A majority of the shopping centers collateralizing the preferred investments are those that have been most impacted by the rising capitalization rates.  These factors have also reduced the number of potential investors and well-capitalized buyers for these types of assets.  The managing member of the two joint ventures exercises significant influence over the timing of asset sales.  Due to the Company’s expectation regarding the likely timing of asset sales, the valuation of the Company’s investments considers how management believes a third-party market participant would value the securities in the current higher capitalization rate environment.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company reassesses the aggregate valuation allowance quarterly based upon actual timing and values of recent property sales as well as current market assumptions.  Adjustments to the valuation allowance are recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company recorded an aggregate valuation allowance adjustment of $11.4 million and $61.0 million, for the years ended December 31, 2018 and 2017, respectively.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

As discussed above, the preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, effective March 2017, the Company no longer recognizes as interest income the 2.0% PIK (aggregating $12.2 million and $6.3 million at December 31, 2018 and December 31, 2017, respectively).  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK election.  The recognition of the PIK interest income will be re-evaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

The Preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)				Properties Owned
	Formation	Initial	December 31, 2018	Valuation Allowance	Net of Reserve	Inception	December 31, 2018
BRE DDR III	2014	$300.0	$191.2	$(58.7)	$132.5	70	16
BRE DDR IV	2015	82.6	66.7	(13.7)	53.0	6	5
		$382.6	$257.9	$(72.4)	$185.5

Investment Interests Sold

In 2016, the Company sold its approximate 25% membership interest in 10 assets to its joint venture partner and recorded a loss on sale of $1.1 million, which is included in Loss on Sale and Change in Control of Interests, net, in the Company’s consolidated statement of operations.

All transactions with the Company’s equity affiliates are described above.

4.	Investment In and Advances to Affiliate

In connection with the spin-off of RVI, RVI issued 1,000 shares of the RVI Preferred Shares to the Company, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a real estate investment trust (“REIT”) and to avoid U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI’s asset sales subsequent to July 1, 2018 exceed $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by RVI’s Board of Directors and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, RVI is required to redeem the RVI Preferred Shares for $1.00 per share.

The RVI Preferred Shares are subject to mandatory redemption in certain other circumstances.  The RVI Preferred Shares are included in Investment in and Advances to Affiliate in the Company’s consolidated balance sheet.

In addition to the preferred investment, the Company has a receivable from RVI of $34.0 million at December 31, 2018, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the separation and distribution agreement.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statement of operations and was composed of the following (in millions):

For the Year Ended
December 31, 2018
Revenue from contracts with RVI:
Asset and property management fees	$12.9
Leasing commissions	1.1
Disposition fees	3.0
Credit facility guaranty fee	0.1
Total revenue from contracts with RVI	$17.1

5.	Acquisitions

In 2018, the Company acquired Sharon Greens in Cumming, GA, Melbourne Shopping Center in Melbourne, FL, and Market Square in Douglasville, GA, from two unconsolidated joint ventures (Note 3) for an aggregate purchase price of $35.1 million.  In 2017, the Company acquired 3030 North Broadway in Chicago, IL, for a purchase price of $81.0 million.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2018	2017	2018	2017
Land	$9,340	$23,588	N/A	N/A
Buildings	20,661	35,659	(A)	(A)
Tenant improvements	370	8,565	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	4,517	7,051	3.7	16.0
Tenant relationships	1,645	6,934	5.3	16.3
Other assets	13	419	N/A	N/A
	36,546	82,216
Less: Below-market leases	(1,333)	(1,872)	12.7	20.0
Less: Other liabilities assumed	(144)	(581)	N/A	N/A
Net assets acquired	$35,069	$79,763
(A)	Depreciated in accordance with the Company’s policy (Note 1).

The total consideration was paid in cash for these assets.  Included in the Company’s consolidated statements of operations are $7.3 million, $6.9 million and $6.8 million in total revenues from the date of acquisition through December 31, 2018, 2017 and 2016, respectively, for the acquired properties.

6.	Notes Receivable

The Company has notes receivable, including accrued interest, that are collateralized by certain rights in a real estate asset, which is subordinate to other financings.  At December 31, 2018, the Company’s loans outstanding had maturity dates ranging from June 2019 to June 2023 at an interest rate of 9.0%.  At December 31, 2018, the Company did not have any loans outstanding that were past due.  The following table reconciles the loans receivable on real estate (in thousands):

	2018	2017
Balance at January 1	$19,675	$49,488
Additions:
Interest	1,839	2,276
Accretion of discount	—	269
Deductions:
Collections of principal and interest	(1,839)	(32,358)
Balance at December 31	$19,675	$19,675

7.	Other Assets and Intangibles

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Intangible assets:
In-place leases, net	$30,703	$71,809
Above-market leases, net	6,833	14,391
Lease origination costs	4,045	10,029
Tenant relationships, net	35,838	86,178
Total intangible assets, net(A)	77,419	182,407
Other assets:
Prepaid expenses(B)	5,372	10,806
Other assets	3,612	3,869
Deposits	4,384	5,076
Deferred charges, net	5,767	7,901
Total other assets, net	$96,554	$210,059

Below-market leases, net (other liabilities)(A)	$50,332	$127,513
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)

Included Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017.  In connection with the spin-off of RVI, the Company wrote-off these prepaid tax assets to Other Income (Expense), net in the Company’s consolidated statements of operations (Note 17).

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases was as follows (in millions):

Year	Expense
2018	$34.2
2017	60.7
2016	72.1

Estimated net future amortization associated with the Company’s intangible assets is as follows (in millions):

Year	Income	Expense
2019	$3.6	$17.9
2020	3.5	12.6
2021	3.5	9.9
2022	3.6	7.9
2023	3.7	6.2

8.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2018	2017	2018	2017	December 31, 2018
Unsecured Credit Facility	$100.0	$—	3.7%	N/A	September 2021
PNC Facility	—	—	N/A	N/A	September 2021

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at December 31, 2018.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million if certain financial covenants are maintained, two six-month options to extend the maturity to September 2022 upon the Company’s request (subject to satisfaction of certain conditions) and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at December 31, 2018.

The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association (“PNC”, the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  In July 2018, the Company permanently reduced the borrowing capacity under the PNC Facility from $50 million to $20 million.  In addition, the Company provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at December 31, 2018) or the Alternative Base Rate, plus a specified spread (0.20% at December 31, 2018), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2018 and 2017.

9.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2018	2017	2018	2017	December 31, 2018
Unsecured indebtedness:
Senior notes(B)	$1,660.0	$2,832.2	3.375%–4.700%	3.375%–7.500%	July 2022– June 2027
Senior notes – discount, net	(4.3)	(5.1)
Net unamortized debt issuance costs	(9.7)	(17.0)
Total Senior Notes	$1,646.0	$2,810.1

Unsecured Term Loan	$50.0	$400.0	3.9%	2.9%	January 2023
Net unamortized debt issuance costs	(0.3)	(1.9)
Total Unsecured Term Loan	$49.7	$398.1

Secured indebtedness:
Mortgage indebtedness – Fixed Rate	$89.0	$643.4	5.9%	4.7%	April 2020– January 2022
Net unamortized debt issuance costs	(0.3)	(2.3)
Total Mortgage Indebtedness	$88.7	$641.1
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt.  Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2018 and 2017.

(B)	Effective interest rates ranged from 3.5% to 4.8% at December 31, 2018.

Debt Repayments

In 2018, the Company repaid $1,172.2 million aggregate principal amount of senior unsecured notes with maturity dates ranging from July 2018 to February 2025.  In connection with the redemption of the senior unsecured notes, the Company paid make-whole amounts totaling $37.2 million.  These make-whole amounts are included in Other Income (Expense), net in the Company’s consolidated statements of operations.  In addition, the Company repaid $550.9 million of mortgage debt and $350.0 million of an unsecured term loan.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.2% per annum at December 31, 2018 and 2017. The senior notes may be redeemed based upon a yield maintenance calculation.  The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2018 and 2017, the Company was in compliance with all of the financial and other covenants under the indentures.

Total fees, excluding underwriting discounts, incurred by the Company for the issuance of senior notes were $2.0 million in 2017.  The Company did not issue any senior notes in 2018.

Unsecured Term Loan

The Company maintains an unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, PNC and KeyBank National Association, as syndication agents (the “Unsecured Term Loan”).  Tranche A loans aggregating $200 million and Tranche B loans aggregating $150 million under the Unsecured Term Loan were repaid in 2018. The maturity date for the remaining $50 million of Tranche B loans under the facility is January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The Tranche B loans accrue interest at a variable rate based on LIBOR as defined in the loan agreement plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.35% at December 31, 2018).  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2018 and 2017.

Secured Financing

In contemplation of the spin-off transaction, which occurred on July 1, 2018 (Note 1), certain wholly-owned subsidiaries of RVI entered into a loan agreement in February 2018 that provided for a secured loan facility with an initial aggregate principal amount of $1.35 billion.  This loan was assumed by RVI in connection with the consummation of the spin-off of RVI.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $143.0 million at December 31, 2018, and related tenant leases, are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 4.7% to 6.8% per annum.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 8) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2018, are as follows (in thousands):

Year	Amount
2019	$2,372
2020	41,684
2021	143,412
2022	201,366
2023	136,977
Thereafter	1,367,343
1,893,154
Unamortized fair market value of assumed debt	1,546
Net unamortized debt issuance costs	(10,295)
Total indebtedness	$1,884,405

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2018, 2017 and 2016 aggregated $2.7 million, $1.9 million and $1.8 million, respectively.

10.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Other Fair Value Instruments

Investments in unconsolidated joint ventures are considered financial assets.  See discussion of fair value considerations of joint venture investments in Note 14.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Notes Receivable and Advances to Affiliates

The fair value is estimated using a discounted cash flow analysis in which the Company uses unobservable inputs such as market interest rates determined by the loan to value and market capitalization rates related to the underlying collateral at which management believes similar loans would be made and classified as Level 3 in the fair value hierarchy.  The fair value of these notes was approximately $210.7 million and $299.0 million at December 31, 2018 and 2017, respectively, as compared to the carrying amounts of $210.0 million and $297.9 million, respectively.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,646,007	$1,639,827	$2,810,100	$2,884,272
Revolving Credit Facilities and term loans	149,655	150,533	398,130	400,119
Mortgage Indebtedness	88,743	89,228	641,082	653,185
	$1,884,405	$1,879,588	$3,849,312	$3,937,576

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the RVI mortgage (Note 9).  For the year ended December 31, 2018, the Company recorded related income of $0.2 million.  On July 1, 2018, this interest rate cap was assumed by RVI in connection with the consummation of the spin-off of RVI.

11.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, RVI owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned gross leasable area (“GLA”).  These assets were included in the spin-off of RVI (Note 1).  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and was not operational following the storm, except for two anchor tenants and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.

As of June 30, 2018, the estimated net book value of the property written off for damage to the Company’s Puerto Rico assets owned as of that date was $78.8 million.  In addition, at June 30, 2018, the property insurance receivable was $49.2 million related to the net book value of the property damage write-off, as well as other expenses net of property damage insurance payments received.  The carrying value of the Puerto Rico real estate assets and a majority of the property insurance receivable were transferred to RVI in connection with the consummation of the spin-off on July 1, 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  In 2018, rental revenues of $6.7 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and the applicable contingencies with the insurance company are resolved.  This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experienced lost revenue from the damaged properties.  For the years ended December 31, 2018 and 2017, the Company received insurance proceeds of approximately $6.9 million and $8.5 million, respectively, related to business interruption claims, which is recorded on the Company’s consolidated statements of operations as Business Interruption Income.

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

Separation Charges

The Company recorded separation charges aggregating $4.6 million and $17.9 million in 2018 and 2017, respectively, which are included in General and Administrative Expenses. In 2017, the aggregate charge included the executive management transition, which was the result of the termination without cause of several of the Company’s executives under the terms of their respective employment agreements, as well as the elimination of 65 positions.

Commitments and Guaranties

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $17.6 million as of December 31, 2018.

At December 31, 2018, the Company had letters of credit outstanding of $16.3 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In connection with the sale of the Company’s interest in a former unconsolidated joint venture (Note 3), the Company retained its pro rata guaranty obligation to fund amounts due to the joint venture’s lender, aggregating approximately $3.9 million at December 31, 2018, under certain circumstances, until the loan matures in October 2020 if such amounts are not paid by the joint venture.  The principal of the former joint venture partner is obligated to indemnify the Company in the event that the Company is required to make any payment in connection with this pro rata guaranty obligation and, accordingly, the Company did not record any liability related to this guaranty.

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

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2018, are as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$306,740	$3,253
2020	279,374	4,070
2021	243,379	4,080
2022	202,371	3,928
2023	150,909	3,417
Thereafter	417,296	120,825
	$1,600,069	$139,573

12.	Non-Controlling Interests, Common Shares and Common Shares in Treasury and Preferred Shares

Non-Controlling Interests

In 2018, the Company recorded a reduction in non-controlling interest of $2.1 million related to the sale of its interest in a consolidated joint venture in East Gwillimbury, Canada, to its joint venture partner and recorded a loss on sale of $0.2 million.

The Company had 140,633 and 184,588 OP Units outstanding at December 31, 2018 and 2017, respectively.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, exchangeable into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

Common Shares

The Company’s common shares have a $0.10 per share par value.  Common share dividends declared were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Common share dividends declared per share	$1.16	$1.52	$1.52

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a common share repurchase program.  As of December 31, 2018, the Company had repurchased 3.1 million shares at a cost of $36.3 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.

Preferred Shares

The depositary shares, representing the Class A Cumulative Redeemable Preferred Shares (“Class A Shares”), Class J Cumulative Redeemable Preferred Shares (“Class J Shares”) and the Class K Cumulative Redeemable Preferred Shares (“Class K Shares”) represent 1/20 of a Class A Share, Class J Share and Class K Share, respectively, and have a liquidation value of $500 per share.  The Class J depositary shares and Class K depositary shares are redeemable by the Company.  The Class A depositary shares are not redeemable by the Company prior to June 5, 2022, except, in each case, in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

13.Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2015	$(6,109)	$(174)	$(6,283)
Other comprehensive income (loss) before reclassifications	1,491	(88)	1,403
Change in cash flow hedges reclassed to earnings(A)	688	—	688
Net current-period other comprehensive income (loss)	2,179	(88)	2,091
Balance, December 31, 2016	(3,930)	(262)	(4,192)
Other comprehensive income before reclassifications	1,002	1,256	2,258
Change in cash flow hedges reclassed to earnings(A)	828	—	828
Net current-period other comprehensive income	1,830	1,256	3,086
Balance, December 31, 2017	(2,100)	994	(1,106)
Other comprehensive loss before reclassifications	(10)	(734)	(744)
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income (loss)	459	(734)	(275)
Balance, December 31, 2018	$(1,641)	$260	$(1,381)
(A)

In the Company’s consolidated statements of operations, amortization of $0.5 million and $0.8 million were classified in Interest Expense for the years ended. December 31, 2018 and 2017, respectively.  For the year ended December 31, 2016, $0.8 million was classified in Interest Expense, partially offset by $0.1 million of amortization classified in Equity in Net Income of Joint Ventures, which was previously recognized in Accumulated OCI.

14.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Assets marketed for sale(A)	$5.8	$58.2	$67.4
Assets included in the spin-off of RVI(B)	62.6	267.2	43.5
Undeveloped land	0.9	15.1	—
Reserve of preferred equity interests(C)	11.4	61.0	—
Total impairment charges	$80.7	$401.5	$110.9
(A)

The Company recorded impairment charges triggered by changes in asset hold-period assumptions and/or expected future cash flows in conjunction with the change in its executive management team and strategic direction to increase the volume of asset sales to accelerate progress on its deleveraging goal.

(B)

In 2017, impairments were triggered related to changes in asset hold-period assumptions primarily in conjunction with the Company’s change in executive management team and strategic direction.  In 2018, charges were triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017.

(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

Items Measured at Fair Value on a Non-Recurring Basis

The Company is required to assess the fair value of certain impaired consolidated and unconsolidated joint venture investments.  The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties.  In general, the Company considers multiple valuation techniques when measuring fair value of an investment.  However, in certain circumstances, a single valuation technique may be appropriate.

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

The following tables present information about the Company’s impairment charges on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2018, 2017 and 2016.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2018
Long-lived assets held and used	$—	$—	$51.5	$51.5	$6.7
Assets included in the spin-off of RVI	—	—	1,028.0	1,028.0	62.6
Preferred equity interests	—	—	185.5	185.5	11.4
December 31, 2017
Long-lived assets held and used	—	—	307.1	307.1	73.3
Assets included in the spin-off of RVI	—	—	1,249.0	1,249.0	267.2
Preferred equity interests	—	—	272.0	272.0	61.0
December 31, 2016
Long-lived assets held and used	—	—	215.7	215.7	67.4
Assets included in the spin-off of RVI	—	—	222.5	222.5	43.5

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per square foot and price per acre, in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$351.2	Indicative Bid(A)	Indicative Bid(A)	N/A
	694.1	Income Capitalization Approach	Market Capitalization Rate	7.38%–9.34%
	32.0	Discounted Cash Flow	Discount Rate	9.5%
			Terminal Capitalization Rate	10.5%–21.4%
	2.2	Sales Comparison Approach	Price per Acre	$35
Reserve of preferred equity interests	185.5	Discounted Cash Flow	Discount Rate	8.4%–9.0%
			Terminal Capitalization Rate	7.9%–9.1%
			NOI Growth Rate	1%

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2017	Valuation Technique	Unobservable Inputs	2017
Impairment of consolidated assets	$166.8	Indicative Bid(A)/ Contracted Price	Indicative Bid(A)/ Contracted Price	N/A
	882.6	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	6.25%–10%
	499.3	Discounted Cash Flow	Discount Rate	7.75%–9.5%
			Terminal Capitalization Rate(B)	7.45%–21.39%
	7.4	Sales Comparison Approach	Price per Acre	$50–$218
Reserve of preferred equity interests	272.0	Discounted Cash Flow	Discount Rate	8.4%–8.8%
			Terminal Capitalization Rate	7.8%–8.5%
			NOI Growth Rate	1%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Weighted-average rate 8.8% in 2017.

15.	Stock-Based Compensation Plans and Employee Benefits

Split and Spin-off Adjustments

All outstanding equity awards reflect the Company’s one-for-two reverse stock split effected in May 2018.  In addition, as a result of the spin-off of RVI, all equity awards outstanding on July 1, 2018, were adjusted to obtain an equitable modification and to generally preserve their pre-spin intrinsic value pursuant to the anti-dilution provisions of the stock-based compensation plan under which they were issued.  The vesting periods were unchanged for unvested grants. The one-for-two stock split as well as the spin-off adjustments are reflected in the tables below and discussed in Notes 1 and 4.

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, 1.7 million common shares were available for grant under future awards as of December 31, 2018.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  Options granted under the plans generally vest over three years in one-third increments, beginning one year after the date of grant.

The fair values for option awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no option awards were granted in 2018):

	For the Year Ended December 31,
	2017	2016
Weighted-average fair value of grants	$2.07	$2.60
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.8%	1.1%–1.5%
Dividend yield (range) – Forecasted dividend yield based on the expected life	5.2%	4.5%–5.2%
Expected life (range) – Derived by referring to actual exercise experience	4 years	4–5 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	19.8%	20.6%–22.5%

The following table reflects the stock option activity described above:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2015	1,406	$40.58
Granted	316	33.48
Exercised	(427)	23.24
Forfeited	(392)	58.92
Balance December 31, 2016	903	38.32
Granted	77	28.86
Exercised	(26)	14.66
Forfeited	(366)	44.62
Balance December 31, 2017	588	27.64
Granted	—	—
Spin-off adjustment	139
Exercised	(19)	9.73
Forfeited	(262)	32.26
Balance December 31, 2018	446	$25.71	5.2	$27

Options exercisable at December 31,
2018	368	$25.86	4.8	$27
2017	398	34.92	4.5	196
2016	519	40.98	4.5	1,608

The following table summarizes the characteristics of the options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/18 (Thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/18 (Thousands)	Weighted-Average Exercise Price
$0.00–$16.50	33	0.5	$12.34	33	$12.34
$16.51–$27.50	327	5.5	25.65	249	25.86
$27.51–$31.11	86	5.7	31.11	86	31.11
	446	5.2	$25.71	368	$25.86

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2018:

	Options (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	191	$2.63
Granted	—	—
Spin-off adjustment	44
Vested	(125)	2.83
Forfeited	(32)	2.61
Unvested at December 31, 2018	78	$2.31

As of December 31, 2018, total unrecognized stock option compensation cost granted under the plans was $0.1 million, which is expected to be recognized over a weighted-average 0.9-year term.

The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Cash received for exercise price	$0.2	$0.4	$9.9
Intrinsic value	0.1	0.2	6.0

Restricted Share Awards and Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.3 million in 2018, 0.4 million in 2017 and 0.3 million in 2016.  The restricted stock grants generally vest in equal annual amounts over a three- to four-year period.  Restricted Stock Units receive cash dividends which are equivalent to the cash dividends paid on the Company’s common shares.  Restricted Stock Awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding.  These grants have a weighted-average fair value at the date of grant ranging from $12.26 to $38.52, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the number of shares granted was not material. The grant value was equal to the market value of the Company’s common shares at the date of grant and immediately vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2018, the Board of Directors approved grants to the chief executive officer, chief operating officer and chief financial officer of PRSUs covering a “target” number of shares, subject to a performance period beginning on March 1, 2018, and ending on February 28, 2021.  In 2017, the Board of Directors approved grants to the chief executive officer, chief operating officer and chief financial officer of PRSUs covering a “target” number of shares, subject to a one-year, two-year and three-year performance periods beginning on March 1, 2017.  The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (subject to reduction by one-third in the event that SITE Centers’ absolute total shareholder return during the applicable performance period is negative).  For the PRSUs in which the performance period ended in March 2018, no shares were granted.  The 2018 grants have a fair value at the date of grant aggregating $4.7 million, to be amortized ratably over the performance period ending on February 28, 2021.  The 2017 grants have a fair value at the date of grant aggregating $3.9 million, to be amortized ratably over the performance period ending on February 28, 2020.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in 2017 and 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs were adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU award had immediately prior to the spin-off.  In particular, upon consummation of the spin-off of RVI, the 2017 and 2018 PRSU awards were adjusted to: (1) retain the original SITE Centers relative total shareholder return (“RTSR”) peer group; (2) retain the SITE Centers beginning share price used for RTSR purposes and (3) measure ending share price as SITE Centers ending price plus RVI ending price (with any dividends deemed reinvested into additional SITE centers shares).  Effective at the date of the spin-off, because these awards are dual-indexed to both the Company and RVI results, the 2017 and 2018 PRSU awards are accounted for as liability awards and are marked to fair value on a quarterly basis.

2016 Value Sharing Equity Program

In 2016, the Company adopted the 2016 Value Sharing Equity Program (the “2016 VSEP”), and performance awards under the 2016 VSEP were granted to certain officers.  The final measurement date was December 31, 2018.  No awards were granted pursuant to the 2016 VSEP.

The 2016 VSEP was designed to allow the Company to reward participants for contributing to its financial performance and to allow such participants to share in “Value Created” (as defined below), based upon increases in SITE Centers’ adjusted market capitalization over an initial market capitalization.  Value Created is measured for each period for the performance awards as the increase in SITE Centers’ market capitalization on the applicable measurement date (i.e., the product of SITE Centers’ five-day trailing average share price as of each measurement date (price-only appreciation, not total shareholder return) and the number of shares outstanding as of the measurement date), as adjusted for equity issuances and/or equity repurchases, over SITE Centers’ initial market at the start of the 2016 VSEP utilizing the starting share price.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants and grants pursuant to the 2013 VSEP plans for the year ended December 31, 2018:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	322	$23.45
Granted	344	13.01
Spin-off adjustment	69
Vested	(162)	24.50
Forfeited	(12)	22.31
Unvested at December 31, 2018	561	$16.77

As of December 31, 2018, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $12.7 million, which is expected to be recognized over a weighted-average 1.6-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and DDR Corp. Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2018.

16.	Earnings Per Share

The following table provides a reconciliation of net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts). Further, all per share amounts and average shares outstanding have been restated to reflect the May 2018 reverse stock split described in    Note 1.

	For the Year Ended December 31,
	2018	2017	2016
Numerators – Basic and Diluted
Net income (loss)	$116,105	$(243,132)	$61,199
Plus: (Income) loss attributable to non-controlling interests	(1,671)	1,447	(1,187)
Less: Preferred dividends	(33,531)	(28,759)	(22,375)
Less: Earnings attributable to unvested shares and OP Units	(1,137)	(989)	(786)
Net income (loss) attributable to common shareholders after allocation to participating securities	$79,766	$(271,433)	$36,851

Denominators – Number of Shares
Basic – Average shares outstanding	184,528	183,681	182,647
Effect of dilutive securities – Stock options	7	—	134
Diluted – Average shares outstanding	184,535	183,681	182,781
Earnings (Loss) Per Share:
Basic	$0.43	$(1.48)	$0.20
Diluted	$0.43	$(1.48)	$0.20

Basic average shares outstanding do not include restricted shares totaling 0.7 million, 0.3 million and 0.2 million that were not vested at December 31, 2018, 2017 and 2016, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

•

Options to purchase 0.4 million, 0.6 million and 0.9 million common shares were outstanding at December 31, 2018, 2017 and 2016, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for the year ended December 31, 2017, as the options were anti-dilutive due to the Company’s loss from continuing operations.

•

PRSUs were not considered in the computation of diluted EPS for the years ended December 31, 2018 and 2017, as the calculation was anti-dilutive.  The PRSUs were not outstanding for the year ended December 31, 2016, and accordingly were not considered in the calculation.

•

Shares subject to issuance under the Company’s 2016 VSEP (Note 15) were not considered in the computation of diluted EPS for the years ended December 31, 2018, 2017, and 2016, as the calculation was anti-dilutive.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 12).

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2018, no U.S. federal income or excise taxes were incurred.

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

The tax cost basis of assets was $5.0 billion and $9.1 billion at December 31, 2018 and 2017, respectively.  For the years ended December 31, 2018, 2017 and 2016, the Company recorded a net payment of $1.1 million, $0.7 million and $1.0 million, respectively, related to taxes.

In 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company made a voluntary election to prepay taxes related to the built-in gains associated with the real estate assets in Puerto Rico and restructured the ownership of its then 14 assets in Puerto Rico.  The net prepaid tax related to the restructuring was $16.8 million.  In 2017, the Company sold two of the assets in Puerto Rico and released $1.4 million of the prepaid tax asset.  In 2018 and 2017, the Company established a valuation allowance of $4.0 million and $10.8 million, respectively, on the remaining prepaid tax asset triggered by the change in asset hold-period assumptions related to its change in strategic direction for the Puerto Rico properties (Note 14).  In 2018, these assets were assumed by RVI and the associated valuation allowance was written off since this attribute couldn’t be transferred to RVI.

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Book income before income taxes	$1,872	$11,180	$9,953
Current	$(430)	$459	$17
Deferred	—	—	—
Total income tax (benefit) expense	$(430)	$459	$17

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2018	2017	2016
Statutory Rate	21%	34%	34%
Statutory rate applied to pre-tax income	$393	$3,801	$3,384
State tax expense net of federal income tax	—	254	498
Deferred tax expense net of federal income tax	—	724	—
AMT benefit refund	(430)	—	—
Permanent items	—	(241)	—
Deferred tax impact of tax rate change(A)	7,350	19,391	—
Valuation allowance decrease based on impact of tax rate change(A)	(7,350)	(23,470)	(4,039)
Valuation allowance decrease – other deferred	(672)	—	—
Other	279	—	174
Total (benefit) expense	$(430)	$459	$17
Effective tax rate	(22.97%)	4.11%	0.17%
(A)

For the year ended December 31, 2018, includes $7.4 million deferred tax impact of state tax rate change, and for the year ended December 31, 2017, includes $19.4 million deferred tax impact of federal tax rate change.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Deferred tax assets(A)	$29,857	$37,940
Deferred tax liabilities	(11)	(72)
Valuation allowance	(29,846)	(37,868)
Net deferred tax asset	$—	$—
(A)

At December 31, 2018, primarily attributable to $18.5 million of net operating losses and $7.0 million of book/tax differences in joint venture investments and $4.0 million of capital loss carryforward.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035.

Reconciliation of GAAP net income (loss) attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
GAAP net income (loss) attributable to SITE Centers	$114,434	$(241,685)	$60,012
Plus: Book depreciation and amortization(A)	237,383	336,530	376,493
Less: Tax depreciation and amortization(A)	(179,197)	(214,298)	(224,766)
Book/tax differences on losses from capital transactions	(161,452)	(195,294)	(155,170)
Joint venture equity in loss (earnings), net(A)	40,682	(9,537)	(3,802)
Deferred income	(8,436)	(26,032)	(8,352)
Compensation expense	3,259	4,093	(5,237)
Impairment charges	80,746	406,580	110,906
Puerto Rico tax prepayment	3,991	12,237	—
RVI transaction costs	36,177	—	—
Miscellaneous book/tax differences, net	17,242	8,409	(2,625)
Taxable income before adjustments	184,829	81,003	147,459
Less: Capital gains	—	—	—
Taxable income subject to the 90% dividend requirement	$184,829	$81,003	$147,459
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash and stock dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Cash Dividends paid	$280,714	$304,973	$293,031
Stock Dividend due to RVI spin-off	593,659	—	—
Total Dividends	874,373	304,973	293,031
Less: Dividends designated to prior year	(8,383)	(5,594)	(5,594)
Plus: Dividends designated from the following year	8,383	8,383	5,594
Less: Return of capital	(689,544)	(226,759)	(145,572)
Dividends paid deduction	$184,829	$81,003	$147,459

18.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	For the Year Ended December 31, 2018
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$662,626	$57	$1,784	$664,467
Revenue from contracts with customers	42,788	—	—	42,788
Total revenues	705,414	57	1,784	707,255
Rental operation expenses	(207,991)	(1)	—	(207,992)
Net operating income	497,423	56	1,784	499,263
Impairment charges	(69,324)			(69,324)
Hurricane property (loss) credit, net	(974)		157	(817)
Depreciation and amortization	(242,102)			(242,102)
Interest income		20,437		20,437
Other income (expense), net			(110,895)	(110,895)
Unallocated expenses(A)			(202,944)	(202,944)
Equity in net income of joint ventures	9,365			9,365
Reserve of preferred equity interests	(11,422)			(11,422)
Gain on disposition of real estate, net	225,406			225,406
Income before tax expense				$116,967
As of December 31, 2018:
Total gross real estate assets	$4,627,866			$4,627,866
Notes receivable, net(B)		$209,566	$(189,891)	$19,675

	For the Year Ended December 31, 2017
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$890,978	$57		$891,035
Revenue from contracts with customers	30,553	—		30,553
Total revenues	921,531	57		921,588
Rental operation expenses	(263,732)	(11)		(263,743)
Net operating income	657,799	46		657,845
Impairment charges	(340,480)			(340,480)
Hurricane property and impairment loss	(5,930)			(5,930)
Depreciation and amortization	(346,204)			(346,204)
Interest income		28,364		28,364
Other income (expense), net			$(68,003)	(68,003)
Unallocated expenses(A)			(265,675)	(265,675)
Equity in net income of joint ventures	8,837			8,837
Reserve of preferred equity interests	(61,000)			(61,000)
Gain on sale and change in control of interests, net	368			368
Gain on disposition of real estate, net	161,164			161,164
Loss before tax expense				$(230,714)
As of December 31, 2017:
Total gross real estate assets	$8,248,003			$8,248,003
Notes receivable, net(B)		$297,451	$(277,776)	$19,675

	For the Year Ended December 31, 2016
	Shopping Centers	Loan Investments	Other	Total
Lease revenue and other property revenue	$972,527	$44		$972,571
Revenue from contracts with customers	33,234	—		33,234
Total revenues	1,005,761	44		1,005,805
Rental operation expenses	(291,916)	(218)		(292,134)
Net operating income (loss)	713,845	(174)		713,671
Impairment charges	(110,906)			(110,906)
Depreciation and amortization	(389,519)			(389,519)
Interest income		37,054		37,054
Other income (expense), net			$3,322	3,322
Unallocated expenses(A)			(278,640)	(278,640)
Equity in net income of joint ventures	15,699			15,699
Loss on sale and change in control of interests, net	(1,087)			(1,087)
Gain on disposition of real estate, net	73,386			73,386
Income before tax expense				$62,980
As of December 31, 2016:
Total gross real estate assets	$9,244,058			$9,244,058
Notes receivable, net(B)		$442,826	$(393,323)	$49,503
(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

19.	Subsequent Events

Stock Repurchase Program

In January 2019, the Company repurchased an additional 1.2 million of its common shares at a cost of $14.1 million.

20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018					2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$215,068	$211,516	$144,095	$136,576		$240,421	$236,187	$227,424	$217,556
Net (loss) income attributable to SITE Centers	(54,153)	(3,329)	(8,931)	180,847	(A),(B)	(54,241)	29,611	983	(218,038)	(A)
Net (loss) income attributable to common shareholders	(62,536)	(11,712)	(17,313)	172,464	(A),(B)	(59,835)	23,212	(7,400)	(226,421)	(A)
Basic:
Net (loss) income per common share attributable to common shareholders	$(0.34)	$(0.07)	$(0.09)	$0.94		$(0.33)	$0.13	$(0.04)	$(1.23)
Weighted-average number of shares	184,560	184,634	184,655	184,266		183,215	183,493	183,843	184,160
Diluted:
Net (loss) income per common share attributable to common shareholders	$(0.34)	$(0.07)	$(0.09)	$0.93		$(0.33)	$0.13	$(0.04)	$(1.23)
Weighted-average number of shares	184,560	184,634	184,655	184,412		183,215	183,515	183,843	184,160

(A)	Includes impairment charges of $0.9 million and $280.1 million for the three months ended December 31, 2018 and 2017, respectively.

(B)	Includes gain on sale of $182.3 million for the three months ended December 31, 2018.

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2018
Allowance for uncollectible accounts(A)	$86,369	$17,829	$13,444	$90,754
Valuation allowance for deferred and prepaid tax assets(B)	$48,662	$3,991	$22,807	$29,846
Year ended December 31, 2017
Allowance for uncollectible accounts(A)	$12,110	$77,153	$2,894	$86,369
Valuation allowance for deferred and prepaid tax assets(B)	$61,338	$10,794	$23,470	$48,662
Year ended December 31, 2016
Allowance for uncollectible accounts(A)	$10,207	$4,471	$2,568	$12,110
Valuation allowance for deferred tax assets	$65,377	$—	$4,039	$61,338
(A)

Includes allowances on accounts receivable, straight-line rents, notes receivable and reserve of preferred equity interests ($72.4 million at December 31, 2018, and $61.0 million at December 31, 2017).  In 2018, $13.5 million of the total deductions are as a result of the spin-off of RVI.

(B)	Amounts charged to expense are discussed further in Note 17. In 2018, $14.8 million in deductions of valuation allowance for prepaid taxes, as a result of the spin-off of RVI.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2018

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (2)	Depreciation	Encumbrances	Acquisition (A)
Phoenix, AZ	$18,701	$18,811	$118	$18,701	$22,792	$41,493	$9,055	$32,438	$—	1999 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	28,415	43,767	16,620	27,147	29,113	2003 (A)
Phoenix, AZ	15,090	36,880	—	18,399	42,117	60,516	10,576	49,940	—	2012 (A)
Buena Park, CA	27,269	21,427	—	27,269	23,417	50,686	2,929	47,757	—	2015 (A)
Fontana, CA	23,861	57,931	—	23,861	62,016	85,877	9,188	76,689	—	2014 (A)
Long Beach, CA	—	147,918	—	—	196,684	196,684	78,576	118,108	—	2005 (C)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	6,349	31,550	—	2013 (A)
Roseville, CA	23,574	67,031	—	23,574	67,679	91,253	10,516	80,737	—	2014 (A)
San Francisco, CA	10,464	25,730	—	10,464	26,084	36,548	12,091	24,457	—	2002 (A)
Vista, CA	12,677	47,145	—	11,576	45,709	57,285	6,987	50,298	—	2014 (A)
Centennial, CO	7,833	35,550	—	9,075	67,479	76,554	40,526	36,028	—	1997 (C)
Colorado Springs, CO	9,001	47,671	—	9,001	55,526	64,527	11,790	52,737	17,467	2011 (A)
Denver, CO	20,733	22,818	—	20,804	29,326	50,130	14,733	35,397	—	2003 (A)
Parker, CO	4,632	38,256	—	4,632	39,521	44,153	6,836	37,317	—	2013 (A)
Guilford, CT	4,588	41,892	—	6,209	60,768	66,977	5,808	61,169	—	2015 (C)
Windsor Court, CT	6,090	11,745	—	6,090	12,509	18,599	4,756	13,843	—	2007 (A)
Brandon, FL	—	4,111	—	—	4,317	4,317	2,348	1,969	—	1972 (C)
Brandon, FL	4,775	13,117	—	4,775	19,080	23,855	5,805	18,050	—	2009 (A)
Brandon, FL	2,938	13,685	—	2,938	13,999	16,937	2,723	14,214	—	2013 (A)
Melbourne, FL	3,111	7,325	—	3,111	7,325	10,436	46	10,390	—	2018 (A)
Miami, FL	11,626	30,457	—	26,743	120,929	147,672	42,509	105,163	—	2006 (C)
Naples, FL	10,172	39,342	—	10,172	39,449	49,621	6,811	42,810	—	2013 (A)
Orlando, FL	8,528	56,684	—	12,836	79,529	92,365	6,023	86,342	—	2016 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	5,136	6,273	3,738	2,535	—	1995 (A)
Plantation, FL	21,729	37,331	—	22,112	97,542	119,654	41,022	78,632	—	2007 (A)
Winter Garden, FL	38,945	130,382	—	38,945	136,598	175,543	26,115	149,428	—	2013 (A)
Atlanta, GA	14,078	41,050	—	14,078	47,486	61,564	13,419	48,145	—	2009 (A)
Cumming, GA	14,249	23,653	—	14,249	26,114	40,363	13,806	26,557	—	2003 (A)
Cumming, GA	6,851	49,659	—	6,851	50,106	56,957	10,063	46,894	—	2013 (A)
Cumming, GA	3,391	8,218	—	3,391	8,218	11,609	55	11,554	—	2018 (A)
Douglasville, GA	2,839	5,511	—	2,839	5,511	8,350	—	8,350	—	2018 (A)
Roswell, GA	6,566	15,005	—	7,894	26,455	34,349	10,795	23,554	—	2007 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2018

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (2)	Depreciation	Encumbrances	Acquisition (A)
Snellville, GA	10,185	51,815	—	10,342	58,284	68,626	22,794	45,832	—	2007 (A)
Suwanee, GA	13,479	23,923	—	13,335	33,498	46,833	17,064	29,769	—	2003 (A)
Chicago, IL	22,642	82,754	—	22,642	83,248	105,890	12,729	93,161	—	2014 (A)
Chicago, IL	23,588	45,632	—	23,588	45,947	69,535	3,390	66,145	—	2017 (A)
Schaumburg, IL	27,466	84,679	—	27,466	94,938	122,404	17,075	105,329	—	2013 (A)
Merriam, KS	15,043	55,028	—	15,043	55,953	70,996	9,553	61,443	—	2013 (A)
Bowie, MD	5,739	14,301	—	738	6,098	6,836	4,884	1,952	—	2007 (A)
Everett, MA	9,311	44,647	—	9,462	58,465	67,927	29,813	38,114	—	2001 (C)
Framingham, MA	75,675	191,594	—	75,675	197,740	273,415	35,404	238,011	—	2013 (A)
Brentwood, MO	10,018	32,053	—	10,018	36,922	46,940	21,445	25,495	—	1998 (A)
East Hanover, NJ	3,847	23,798	—	3,847	28,852	32,699	9,891	22,808	—	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714	32,868	40,582	11,837	28,745	—	2007 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,675	6,841	1,142	5,699	—	2005 (C)
Hamilton, NJ	8,039	49,896	—	11,774	89,822	101,596	40,687	60,909	—	2003 (A)
Princeton, NJ	13,448	74,249	—	14,455	100,192	114,647	58,913	55,734	—	1997 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	79,741	93,872	29,688	64,184	—	2004 (A)
Charlotte, NC	27,707	45,021	—	27,707	50,687	78,394	13,773	64,621	—	2011 (A)
Charlotte, NC	11,224	82,124	—	11,224	86,551	97,775	19,766	78,009	—	2012 (A)
Charlotte, NC	3,600	30,392	—	7,922	51,036	58,958	7,406	51,552	—	2013 (C)
Cornelius, NC	4,382	15,184	—	4,382	21,036	25,418	9,342	16,076	—	2007 (A)
Cincinnati, OH	19,572	54,495	—	19,572	74,206	93,778	9,588	84,190	—	2014 (A)
Columbus, OH	12,922	46,006	—	14,078	69,984	84,062	38,971	45,091	—	1998 (A)
Columbus, OH	18,716	64,617	—	20,666	71,645	92,311	16,982	75,329	40,887	2011 (A)
Dublin, OH	3,609	11,546	—	3,609	15,118	18,727	9,511	9,216	—	1998 (A)
Mason, OH	2,032	23,788	—	2,032	26,786	28,818	4,090	24,728	—	2014 (A)
Stow, OH	993	9,028	—	993	38,184	39,177	22,068	17,109	—	1969 (C)
Toledo, OH	1,316	3,961	—	534	2,366	2,900	1,519	1,381	—	2004 (A)
Westlake, OH	424	3,803	201	424	20,096	20,520	3,435	17,085	—	1974 (C)
Portland, OR	20,208	50,738	—	20,208	59,341	79,549	12,811	66,738	—	2012 (A)
Mount Pleasant, SC	2,430	10,470	—	2,341	23,188	25,529	15,127	10,402	—	1995 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,746	33,847	5,116	28,731	—	2013 (A)
Highland Village, TX	5,545	28,365	—	5,545	30,573	36,118	6,658	29,460	—	2013 (A)
San Antonio, TX	3,475	37,327	—	4,873	52,223	57,096	24,717	32,379	—	2002 (C)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2018

(In thousands)

										Total Cost,
	Initial Cost			Total Cost(1)						Net of			Date of
		Buildings &				Buildings &			Accumulated	Accumulated			Construction (C)
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation (2)	Depreciation	Encumbrances		Acquisition (A)
San Antonio, TX	5,602	39,196	—	10,158		115,032		125,190	38,701	86,489	—		2007 (C)
San Antonio, TX	2,381	6,487	—	2,381		23,283		25,664	9,647	16,017	—		2007 (A)
Fairfax, VA	15,681	68,536	—	15,681		69,708		85,389	12,131	73,258	—		2013 (A)
Richmond, VA	11,879	34,736	—	11,879		36,672		48,551	14,095	34,456	—		2007 (A)
Springfield, VA	17,016	40,038	—	17,016		42,786		59,802	15,877	43,925	—		2007 (A)
Vancouver, WA	4,169	25,769	—	3,239		20,933		24,172	3,775	20,397	—		2014 (A)
Portfolio Balance (SITE Centers) - unencumbered	33,813	198,276	—	33,813		198,276		232,089	98,328	133,761	—
Portfolio Balance (SITE Centers) - encumbered	—	1,580	—	—		1,580		1,580	—	1,580	—
	$852,743	$2,973,513	$1,920	$891,213	(3)	$3,736,653	(4)	$4,627,866	$1,172,357	$3,455,509	$87,467	(5)

(1)	The aggregate cost for federal income tax purposes was approximately $5.0 billion at December 31, 2018.
(2)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(3)	Includes $17.7 million of land under development at December 31, 2018.
(4)	Includes $37.3 million of construction in progress at December 31, 2018.
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $1.3 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$8,248,003	$9,244,058	$10,128,199
Acquisitions	34,675	82,137	130,512
Developments, improvements and expansions	120,325	119,651	148,521
Adjustments of property carrying values (Impairments)	(56,317)	(345,282)	(109,912)
Disposals	(998,776)	(852,561)	(1,053,262)
Spin-off of RVI	(2,720,044)	—	—
Balance at end of year	$4,627,866	$8,248,003	$9,244,058

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$1,953,479	$1,996,176	$2,062,899
Depreciation for year	207,902	285,484	317,402
Disposals	(268,405)	(328,181)	(384,125)
Spin-off of RVI	(720,619)	—	—
Balance at end of year	$1,172,357	$1,953,479	$1,996,176

SCHEDULE IV

SITE Centers Corp.

Mortgage Loans on Real Estate

December 31, 2018

(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages(C)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loans
Retail
Borrower A	9.0%	Jun-23	I	$20,004	$7,500	$7,541	$—
Borrower B	9.0%	Jun-19	I	43,544	12,040	12,134	—
				63,548	19,540	19,675	—
Investments in and Advances to Joint Ventures
Borrower C	8.5%	Oct-21	QI	390,417	300,000	135,759	—
Borrower D	8.5%	Dec-22	QI	163,387	82,634	54,132	—
				$617,352	$402,174	$209,566	$—
(A)	I = Interest only; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2018, are estimated.
(C)	The aggregate cost for federal income tax purposes is $294.2 million. Carrying amount is net of applicable valuation allowance.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$297,451	$442,826	$437,144
Additions during period:
New mortgage loans	—	—	11,139
Interest	20,807	28,116	36,499
Accretion of discount	—	269	1,038
Deductions during period:
Provision for loan loss reserve	(11,422)	(61,000)	—
Collections of principal and interest	(97,270)	(112,760)	(42,994)
Balance at close of period	$209,566	$297,451	$442,826

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2019.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Matthew L. Ostrower	Executive Vice President, Chief Financial Officer & Treasurer
Matthew L. Ostrower	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting Officer
Christa A. Vesy	(Principal Accounting Officer)

/s/ Linda B. Abraham	Director
Linda B. Abraham

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Thomas Finne	Director
Thomas Finne

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Dawn M. Sweeney	Director
Dawn M. Sweeney