Form 10-Q
period 2019-03-31
SITE Centers Corp.
filed 2019-05-03
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-11690

SITE Centers Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1723097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

   3300 Enterprise Parkway

           Beachwood, OH 44122

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code: (216) 755-5500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Par Value $0.10 Per Share	SITC	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.375% Class A Cumulative Redeemable Preferred Shares without Par Value	SITC PRA	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.5% Class J Cumulative Redeemable Preferred Shares without Par Value	SITC PRJ	New York Stock Exchange

Depositary Shares, each representing 1/20 of a share of 6.25% Class K Cumulative Redeemable Preferred Shares without Par Value	SITC PRK	New York Stock Exchange

As of April 26, 2019, the registrant had 180,546,139 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2019

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Land	$861,730	$873,548
Buildings	3,215,366	3,251,030
Fixtures and tenant improvements	450,636	448,371
	4,527,732	4,572,949
Less: Accumulated depreciation	(1,197,944)	(1,172,357)
	3,329,788	3,400,592
Construction in progress and land	55,634	54,917
Total real estate assets, net	3,385,422	3,455,509
Investments in and advances to joint ventures, net	302,722	329,623
Investment in and advances to affiliate	224,070	223,985
Cash and cash equivalents	9,611	11,087
Restricted cash	2,062	2,563
Accounts receivable	60,951	67,335
Notes receivable	19,675	19,675
Other assets, net	111,510	96,554
	$4,116,023	$4,206,331
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,646,496	$1,646,007
Unsecured term loan, net	49,676	49,655
Revolving credit facilities	40,000	100,000
	1,736,172	1,795,662
Secured indebtedness:
Mortgage indebtedness, net	87,992	88,743
	87,992	88,743
Total indebtedness	1,824,164	1,884,405
Accounts payable and other liabilities	194,257	203,662
Dividends payable	44,636	45,262
Total liabilities	2,063,057	2,133,329
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,717,812 and 184,711,545 shares issued at March 31, 2019 and December 31, 2018, respectively	18,472	18,471
Additional paid-in capital	5,545,295	5,544,220
Accumulated distributions in excess of net income	(3,988,996)	(3,980,151)
Deferred compensation obligation	7,954	8,193
Accumulated other comprehensive loss	(1,077)	(1,381)
Less: Common shares in treasury at cost: 4,485,260 and 3,373,114 shares at March 31, 2019 and December 31, 2018, respectively	(56,703)	(44,278)
Total SITE Centers shareholders' equity	2,049,945	2,070,074
Non-controlling interests	3,021	2,928
Total equity	2,052,966	2,073,002
	$4,116,023	$4,206,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2019	2018
Revenues from operations:
Rental income	$112,221	$203,766
Fee and other income	18,801	9,302
Business interruption income	—	2,000
	131,022	215,068
Rental operation expenses:
Operating and maintenance	18,841	33,026
Real estate taxes	17,743	32,023
Impairment charges	620	30,444
Hurricane property loss, net	—	750
General and administrative	14,112	12,846
Depreciation and amortization	42,608	74,424
	93,924	183,513
Other income (expense):
Interest income	4,521	5,341
Interest expense	(21,726)	(44,040)
Other income (expense), net	153	(61,607)
	(17,052)	(100,306)
Income (loss) before earnings from equity method investments and other items	20,046	(68,751)
Equity in net income of joint ventures	1,043	8,786
Reserve of preferred equity interests, net	(1,099)	(3,961)
Gain on disposition of real estate, net	16,377	10,011
Income (loss) before tax expense	36,367	(53,915)
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(272)	18
Net income (loss)	$36,095	$(53,897)
Income attributable to non-controlling interests, net	(305)	(256)
Net income (loss) attributable to SITE Centers	$35,790	$(54,153)
Preferred dividends	(8,383)	(8,383)
Net income (loss) attributable to common shareholders	$27,407	$(62,536)

Per share data:
Basic	$0.15	$(0.34)
Diluted	$0.15	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2019	2018
Net income (loss)	$36,095	$(53,897)
Other comprehensive income (loss):
Foreign currency translation, net	187	(399)
Change in fair value of interest-rate contracts	—	3
Change in cash flow hedges reclassed to earnings	117	117
Total other comprehensive income (loss)	304	(279)
Comprehensive income (loss)	$36,399	$(54,176)
Total comprehensive income attributable to non-controlling interests	(305)	(182)
Total comprehensive income (loss) attributable to SITE Centers	$36,094	$(54,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	1	31	—	—	—	—	—	32
Repurchase of common shares	—	—	—	—	—	—	(14,069)	—	(14,069)
Stock-based compensation, net	—	—	1,044	—	(239)	—	1,644	—	2,449
Distributions to non-controlling interests	—	—	—	—	—	—	—	(212)	(212)
Dividends declared-common shares	—	—	—	(36,252)	—	—	—	—	(36,252)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive income	—	—	—	35,790	—	304	—	305	36,399
Balance, March 31, 2019	$525,000	$18,472	$5,545,295	$(3,988,996)	$7,954	$(1,077)	$(56,703)	$3,021	$2,052,966

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	41	5,824	—	—	—	—	—	5,865
Stock-based compensation, net	—	—	3,015	—	(1,109)	—	879	—	2,785
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(70,304)	—	—	—	—	(70,304)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive (loss) income	—	—	—	(54,153)	—	(205)	—	182	(54,176)
Balance, March 31, 2018	$525,000	$18,467	$5,540,968	$(3,315,974)	$7,668	$(1,311)	$(7,401)	$4,906	$2,772,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$36,095	$(53,897)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	42,608	74,424
Stock-based compensation	2,917	1,728
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	937	10,103
Loss on extinguishment of debt	—	48,606
Equity in net income of joint ventures	(1,043)	(8,786)
Reserve of preferred equity interests, net	1,099	3,961
Operating cash distributions from joint ventures	2,336	1,786
Gain on disposition of real estate, net	(16,377)	(10,011)
Impairment charges	620	30,444
Cash paid for interest rate hedging activities	—	(4,833)
Change in notes receivable accrued interest	266	818
Net change in accounts receivable	4,018	5,183
Net change in accounts payable and accrued expenses	(19,132)	(21,929)
Net change in other operating assets and liabilities	(12,081)	(19,836)
Total adjustments	6,168	111,658
Net cash flow provided by operating activities	42,263	57,761
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(18,153)	(34,702)
Proceeds from disposition of real estate	70,038	135,464
Equity contributions to joint ventures	(47)	(59)
Distributions from unconsolidated joint ventures	11,928	16,759
Repayment of joint venture advances	12,687	36,072
Net transactions with RVI	7	—
Net cash flow provided by investing activities	76,460	153,534
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(60,000)	120,000
Repayment of senior notes	—	(924,751)
Repayment of term loan and mortgage debt	(526)	(678,721)
Payment of debt issuance costs	—	(32,379)
Proceeds from mortgage payable	—	1,350,000
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(627)	5,149
Repurchase of common shares	(14,069)	—
Redemption of operating partnership units	—	(736)
Distributions to non-controlling interests and redeemable operating partnership units	(213)	(214)
Dividends paid	(45,262)	(78,549)
Net cash flow used for financing activities	(120,697)	(240,201)

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(1)
Net decrease in cash, cash equivalents and restricted cash	(1,974)	(28,906)
Cash, cash equivalents and restricted cash, beginning of period	13,650	94,724
Cash, cash equivalents and restricted cash, end of period	$11,673	$65,817

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $178.0 million and $192.2 million as of March 31, 2019 and December 31, 2018, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $3.3 million of costs for the three months ended March 31, 2018, on its consolidated statement of operations related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.  In addition, the Company also reclassified $3.7 million of contractual lease payments from Fee and Other Income to Rental Income within total revenues on its consolidated statement of operations for the three months ended March 31, 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2019	2018
Dividends declared, but not paid	$44.6	$78.7
Accounts payable related to construction in progress	8.8	16.6
Receivable and reduction of real estate assets, net - related to hurricane	—	5.7
Conversion of Operating Partnership Units	—	0.9

 Common Shares

The Company declared common share dividends of $0.20 per share and $0.38 per share for the three months ended March 31, 2019 and 2018, respectively.

New Accounting Standard Adopted

Accounting for Leases

The Company adopted Topic 842, as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the new standard:

•	The package of practical expedients, which among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics as rental income or expense.

The Company did not adopt the practical expedient to use hindsight in determining the lease term.

The Company made the following accounting policy elections in connection with the adoption:

•	As a lessee — the short-term lease exception for the Company’s office leases;
•

As a lessor — to include operating lease liabilities in the asset group and include the associated operating lease payments in the undiscounted cash flows when considering recoverability of a long-lived asset group and

•

As a lessor — to exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with lease revenue producing activity and collected by the lessor from the lessee (i.e., sales tax).

The adoption of the standard impacted the Company’s consolidated financial statements as follows:

•

The Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at three shopping centers and three additional leases where the Company is the lessee (Note 6), where the Company has recorded its rights and obligations under these leases as a right-of-use (“ROU”) asset and lease liability, which is included in Other Assets and Accounts Payable and Other Liabilities, respectively, in the consolidated balance sheet.  Previously, the Company accounted for these arrangements as operating leases. These leases will continue to be classified as operating leases due to the election of the package practical expedients. The Company has recorded ROU assets and lease liabilities of approximately $22.0 million and $40.3 million, respectively, as of March 31, 2019. The difference between the ROU asset and lease liability is primarily due to the straight-line rent balance that existed as of the date of the application of the standard.

•

Previously, the Company included real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard, the Company no longer records these amounts in revenue or expense as the standard precludes the Company from recording payments made directly by the lessee. In addition, on January 1, 2019, the Company reversed $1.7 million of real estate taxes paid by certain major tenants previously reflected in Accounts Receivable and Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet as of December 31, 2018.

•

Upon adoption of the practical expedient with regards to not separating lease and non-lease components, where applicable, the Company has prospectively recorded, on a straight-line basis, lease payments associated with fixed expense reimbursements.

•	The adoption of this standard did not materially impact the Company’s consolidated net income or consolidated cash flows.

The adoption of the new standard also resulted in various presentation changes in the Company’s consolidated statements of operations.  The Company aggregated the following components of contractual lease payments into one line item referred to as Rental Income which includes Minimum Rents, Percentage and Overage Rents, Recoveries from Tenants, Ancillary Income and Lease Termination Fees.  The prior period presentation was conformed to the current period presentation for comparability related to these revenue components.  In addition, effective January 1, 2019, the Company presents bad debt as a component of Rental Income within Revenues.  For prior periods, bad debt expense is included in Operating and Maintenance Expenses.  In addition, effective January 1, 2019, the Company no longer records real estate taxes paid by major tenants directly to the applicable governmental authority.  For prior periods, these amounts are included in Recoveries from Tenants and Real Estate Taxes.  All of the aforementioned presentation changes had no impact on consolidated net income or consolidated cash flows.

New Accounting Standard to Be Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (ASU 2016-13, Financial Instruments – Credit Losses). The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19, to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The Company is in the process of evaluating the impact of this guidance.

2.	Revenue Recognition

Rental Income

Rental Income on the consolidated statements of operations includes contractual lease payments that generally include the following:

•

Fixed lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers, are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

•

Variable lease payments, which include percentage and overage income, which are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.

•

Variable lease payments associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, which are recognized in the period the related expenses are incurred.

•	Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•	Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income, and parking income, which are recognized in the period earned.

Upon adoption of Topic 842, Rental Income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, is recognized in the period earned as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018
Revenue from contracts:
Asset and property management fees	$11,531	$5,596
Leasing commissions	1,499	1,622
Development fees	553	325
Disposition fees	1,202	—
Credit facility guaranty and refinancing fees	1,800	—
Total revenue from contracts with customers	16,585	7,543
Other property income:
Other	2,216	1,759
Total fee and other income	$18,801	$9,302

3.	Investments in and Advances to Joint Ventures

At March 31, 2019 and December 31, 2018, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 103 and 106 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2019	December 31, 2018
Condensed Combined Balance Sheets
Land	$973,154	$1,004,289
Buildings	2,740,483	2,804,027
Fixtures and tenant improvements	216,739	221,412
	3,930,376	4,029,728
Less: Accumulated depreciation	(943,573)	(935,921)
	2,986,803	3,093,807
Construction in progress and land	59,302	56,498
Real estate, net	3,046,105	3,150,305
Cash and restricted cash	81,230	94,111
Receivables, net	36,871	44,702
Other assets, net	187,499	186,693
	$3,351,705	$3,475,811

Mortgage debt	$2,183,450	$2,212,503
Notes and accrued interest payable to the Company	6,501	5,182
Other liabilities	150,364	161,372
	2,340,315	2,379,057
Redeemable preferred equity – SITE Centers (A)	263,105	274,493
Accumulated equity	748,285	822,261
	$3,351,705	$3,475,811

Company's share of accumulated equity	$132,270	$145,786
Redeemable preferred equity, net (B)	176,120	189,891
Basis differentials	(9,638)	(8,536)
Deferred development fees, net of portion related to the Company's interest	(2,531)	(2,700)
Amounts payable to the Company	6,501	5,182
Investments in and Advances to Joint Ventures, net	$302,722	$329,623

(A)	Includes PIK that has accrued since March 2017 of $13.5 million and $12.2 million, which was fully reserved by the Company at March 31, 2019 and December 31, 2018, respectively.
(B)	Amount is net of the valuation allowance of $73.5 million and $72.4 million and the fully reserved PIK of $13.5 million and $12.2 million at March 31, 2019 and December 31, 2018, respectively.

	Three Months
	Ended March 31,
	2019	2018
Condensed Combined Statements of Operations
Revenues from operations(A)	$109,103	$114,525
Expenses from operations:
Operating expenses	30,061	34,381
Impairment charges	12,267	16,910
Depreciation and amortization	39,504	39,677
Interest expense	25,656	24,243
Preferred share expense	5,459	6,508
Other (income) expense, net	5,456	7,421
	118,403	129,140
Loss before gain on disposition of real estate	(9,300)	(14,615)
Gain on disposition of real estate, net	15,966	38,020
Net income attributable to unconsolidated joint ventures	$6,666	$23,405
Company's share of equity in net income of joint ventures	$845	$8,473
Basis differential adjustments(B)	198	313
Equity in net income of joint ventures	$1,043	$8,786

(A)	Revenue from operations is subject to leasing or other standards.
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings Joint Ventures (as defined below) are as follows (in millions):

	Three Months
	Ended March 31,
	2019	2018
Revenue from contracts:
Asset and property management fees	$5.2	$5.6
Development fees, leasing commissions and other	1.4	1.9
Total revenue from contracts with customers	6.6	7.5
Other:
Interest income	4.2	5.0
Other	0.8	0.5
Total fee and other income	$11.6	$13.0

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

The Preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)				Properties Owned
	Formation	Initial	March 31, 2019	Valuation Allowance	Net of Reserve	Inception	March 31, 2019
BRE DDR III	2014	$300.0	$181.4	(65.6)	$115.8	70	14
BRE DDR IV	2015	82.6	64.1	(7.9)	56.2	6	5
		$382.6	$245.5	$(73.5)	$172.0

The Company reassessed the aggregate valuation allowance at March 31, 2019, with respect to its preferred investments in the BRE DDR Joint Ventures.  Based upon actual timing and values of recent property sales, as well as current market assumptions, the Company adjusted the aggregate valuation allowance by an increase of $1.1 million, resulting in a net valuation allowance of $73.5 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

Disposition of Shopping Centers

From January 1, 2019 to March 31, 2019, the Company’s joint ventures sold three shopping centers for $92.3 million, of which the Company’s share of the gain on sale was $1.6 million.

4.	Investments in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million and receivables from RVI of $34.1 million at March 31, 2019, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company, which occurred on July 1, 2018.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statement of operations and was composed of the following (in millions):

Three Months Ended
March 31, 2019

Asset and property management fees	$5.8
Leasing commissions	0.8
Disposition fees	1.1
Credit facility guaranty and refinancing fees	1.8
Total revenue from contracts with RVI	$9.5

5.	Other Assets and Intangibles

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$26,530	$30,703
Above-market leases, net	4,481	6,833
Lease origination costs	3,617	4,045
Tenant relations, net	32,129	35,838
Total intangible assets, net(A)	66,757	77,419
Operating lease ROU assets(B)	21,962	—
Other assets:
Prepaid expenses	9,970	5,372
Other assets	3,182	3,612
Deposits	4,406	4,384
Deferred charges, net	5,233	5,767
Total other assets, net	$111,510	$96,554
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $5.0 million and $11.9 million for the three months ended March 31, 2019 and 2018, respectively.

(B)	Operating lease ROU assets are discussed further in Notes 1 and 6.
6.	Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070.  The Company also leases office space in the ordinary course of business under lease agreements that expire at various dates through 2029.  Certain of the lease agreements include variable payments for reimbursement of common area expenses.  The Company determines if an arrangement is a lease at inception.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBRs”), which required significant judgment. The Company estimated base IBRs based on an analysis of (i) yields on the Company’s outstanding public debt, as well as comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term. Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground and office leases; however, these options were not considered as part of the lease term when calculating the lease liability, as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating lease ROU assets are in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	March 31, 2019
Operating Lease ROU Assets	Other Assets, Net	$21,962

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$40,303

Operating lease expenses are included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative for its office leases as follows:

Classification	Three Months Ended March 31, 2019
Operating and Maintenance	$1,018
General and Administrative(A)	712
Total lease costs	$1,730
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Weighted Average Remaining Lease Term	36.2 years
Weighted Average Discount Rate	7.33%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$669

As determined under FASB Accounting Standards Codification (“ASC”) 840, Leases, the scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2018, are as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$306,740	$3,253
2020	279,374	4,070
2021	243,379	4,080
2022	202,371	3,928
2023	150,909	3,417
Thereafter	417,296	120,825
	$1,600,069	$139,573

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended March 31, (in thousands):

Year	March 31,
2020	$3,601
2021	4,072
2022	4,083
2023	3,744
2024	3,440
Thereafter	119,953
Total lease payments	138,893
Less imputed interest	(98,590)
Total	$40,303

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions as determined under Topic 842 for such premises for the years ending March 31, were as follows (in thousands):

Year Ending	March 31,
2020	$309,546
2021	280,371
2022	242,764
2023	197,093
2024	146,434
Thereafter	425,980
Total	$1,602,188

7.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at March 31, 2019	Weighted-Average Interest Rate (A) at March 31, 2019	Maturity Date
Unsecured Credit Facility	$40.0	3.7%	September 2021
PNC Facility	—	N/A	September 2021

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at March 31, 2019.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million if certain financial covenants are maintained, two six-month options to extend the maturity to September 2022 upon the Company’s request (subject to satisfaction of certain conditions) and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at March 31, 2019.

The Company also maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”, the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  Additionally, the Company has provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at March 31, 2019) or the Alternative Base Rate, plus a specified spread (0.20% at March 31, 2019), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc. and S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2019.

8.	Fair Value Measurements

The Company utilized the methods and assumptions described below in estimating fair value disclosures of debt.  The fair market value of senior notes is determined using the trading price of the Company’s public debt.  The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value.  The Company’s senior notes and all other debt are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

The carrying values and the estimated fair values are summarized as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,646,496	$1,676,784	$1,646,007	$1,639,827
Revolving Credit Facilities and term loans	89,676	90,323	149,655	150,533
Mortgage Indebtedness	87,992	89,241	88,743	89,228
	$1,824,164	$1,856,348	$1,884,405	$1,879,588

9.	Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2018	$(1,641)	$260	$(1,381)
Other comprehensive income before reclassifications	—	187	187
Change in cash flow hedges reclassed to earnings(A)	117	—	117
Net current-period other comprehensive income	117	187	304
Balance, March 31, 2019	$(1,524)	$447	$(1,077)
(A)

Amortization classified in Interest Expense in the Company’s consolidated statement of operations for the three months ended March 31, 2019, which was previously recognized in Accumulated Other Comprehensive Loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months
	Ended March 31,
	2019	2018
Assets marketed for sale(A)	$0.6	$—
Assets included in the spin-off of RVI(B)	—	30.4
Reserve of preferred equity interests(C)	1.1	4.0
Total impairment charges	$1.7	$34.4

(A)	The impairment recorded during the three months ended March 31, 2019, was triggered by an indicative bid received.
(B)	In 2018, charges were triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017.
(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

The following table presents information about the Company’s impairment charges and reserves on both financial and nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2019
Long-lived assets held and used	$—	$—	$0.8	$0.8	$0.6
Preferred equity interests	—	—	172.0	172.0	1.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	March 31, 2019	Valuation Technique	Unobservable Inputs
Impairment of consolidated assets	$0.8	Indicative Bid(A)	Indicative Bid(A)	N/A
Reserve of preferred equity interests	172.0	Discounted Cash Flow	Discount Rate	8.7%-8.8%
			Terminal Capitalization Rate	8.2%-8.6%
			NOI Growth Rate	1%

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.	Earnings Per Share

The following table provides a reconciliation of net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).  Further, all per share amounts and average shares outstanding have been restated to reflect the May 2018 reverse stock split.

	Three Months
	Ended March 31,
	2019	2018
Numerators – Basic and Diluted
Net income (loss)	$36,095	$(53,897)
Plus: Income attributable to non-controlling interests	(305)	(256)
Less: Preferred dividends	(8,383)	(8,383)
Less: Earnings attributable to unvested shares and operating partnership units	(172)	(203)
Net income (loss) attributable to common shareholders after allocation to participating securities	$27,235	$(62,739)
Denominators – Number of Shares
Basic—Average shares outstanding	180,546	184,560
Assumed conversion of diluted securities	545	—
Diluted—Average shares outstanding	181,091	184,560
Earnings (Loss) Per Share:
Basic	$0.15	$(0.34)
Diluted	$0.15	$(0.34)

Performance Restricted Stock Units (“PRSUs”) issued in March 2019 and March 2018 were dilutive and the PRSUs issued in March 2017 were not dilutive in the computation of EPS for the three-months ended March 31, 2019.  PRSUs issued in March 2018 and March 2017 were not considered in the computation of diluted EPS for the three-months ended March 31, 2018, as the calculation was anti-dilutive.  For the three months ended March 31, 2019, the Company recorded a mark-to-market adjustment of $0.9 million in connection with the PRSUs issued in March 2017 and March 2018.

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2019, the Company repurchased 1.2 million shares at a cost of $14.1 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$112,207	$14		$112,221
Other income	18,801	—		18,801
Total revenues	131,008	14		131,022
Rental operation expenses	(36,584)	—		(36,584)
Net operating income	94,424	14		94,438
Impairment charges	(620)			(620)
Depreciation and amortization	(42,608)			(42,608)
Interest income		4,521		4,521
Other income (expense), net			$153	153
Unallocated expenses(A)			(35,838)	(35,838)
Equity in net income of joint ventures	1,043			1,043
Reserve of preferred equity interests		(1,099)		(1,099)
Gain on disposition of real estate, net	16,377			16,377
Income before tax expense				$36,367

As of March 31, 2019:
Total gross real estate assets	$4,583,366			$4,583,366
Notes receivable, net(B)		$195,795	$(176,120)	$19,675

	Three Months Ended March 31, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$203,752	$14		$203,766
Other income	11,302	—		11,302
Total revenues	215,054	14		215,068
Rental operation expenses	(65,049)	—		(65,049)
Net operating income	150,005	14		150,019
Impairment charges	(30,444)			(30,444)
Depreciation and amortization	(74,424)			(74,424)
Interest income		5,341		5,341
Other income (expense), net			$(61,607)	(61,607)
Unallocated expenses(A)			(56,886)	(56,886)
Hurricane property loss	(750)			(750)
Equity in net income of joint ventures	8,786			8,786
Reserve of preferred equity interests		(3,961)		(3,961)
Gain on disposition of real estate, net	10,011			10,011
Loss before tax benefit				$(53,915)

As of March 31, 2018:
Total gross real estate assets	$8,074,030			$8,074,030
Notes receivable, net(B)		$256,600	$(236,925)	$19,675

(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of March 31, 2019, the Company’s portfolio consisted of 173 shopping centers (including 104 shopping centers owned through joint ventures).  At March 31, 2019, the Company owned approximately 43.9 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 15.8 million total square feet of GLA for Retail Value Inc. (“RVI”).  At March 31, 2019, the aggregate occupancy of the Company’s operating shopping center portfolio was 89.2%, and the average annualized base rent per occupied square foot was $17.92, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2019	2018
Net income (loss) attributable to common shareholders	$27,407	$(62,536)
FFO attributable to common shareholders	$60,666	$33,154
Operating FFO attributable to common shareholders	$58,701	$97,750
Earnings (loss) per share – Diluted	$0.15	$(0.34)

For the three months ended March 31, 2019, net income attributable to common shareholders increased compared to the same period in the prior year, primarily due to lower debt extinguishment charges, transaction costs and interest expense partially offset by the dilutive impact of asset sales and the spin-off of RVI.

Company Activity

Growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaption of existing squarer footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include a renewed focus on redevelopment and opportunistic investments.  Management intends to use proceeds from the sale of lower growth assets to fund redevelopment activity and opportunistic investing.  During the three months ended March 31, 2019, the Company sold four shopping centers for $170.9 million (including three shopping centers held in joint ventures), or $89.8 million at the Company’s share, and repurchased 1.2 million common shares for $14.1 million under the Company’s share repurchase program.

Company Highlights (Prior periods were restated to reflect asset sales and the spin-off of RVI)

During the three months ended March 31, 2019, the Company completed the following operational activities:

•

Leased approximately 0.7 million square feet including 53 new leases and 115 renewals for a total of 168 leases.  The remaining 2019 lease expirations as of March 31, 2019, aggregated approximately 1.9 million square feet of GLA, as compared to 3.0 million square feet of GLA as of December 31, 2018.  The remaining 1.9 million square feet represents approximately 60.0% of total annualized base rent of 2019 expiring leases as of December 31, 2018;

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2018, the Company had 398 leases expiring in 2019, with an average base rent per square foot of $15.54.  For the comparable leases executed in the three months ended March 31, 2019, the Company generated positive leasing spreads on a pro rata basis of 23.2% for new leases and 7.9% for renewals.  The new lease spread of 23.2% is higher than the full-year 2018 spread of 20.9% on a pro rata basis and is in line with historical trending.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and for assets not under redevelopment;

•	The Company’s total portfolio average annualized base rent per square foot increased to $17.92 at March 31, 2019, on a pro rata basis, as compared to $17.86 at December 31, 2018;
•	The aggregate occupancy of the Company’s operating shopping center portfolio was 89.2% at March 31, 2019, on a pro rata basis, as compared to 89.9% at December 31, 2018 and
•

For new leases executed during the three months ended March 31, 2019, the Company expended a weighted-average cost of $5.87 per rentable square foot for tenant improvements and lease commissions over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2018, but excluding properties under development or redevelopment and those sold by the Company or included in the spin-off of RVI, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
Rental income(A)	$112,221	$203,766	$(91,545)
Fee and other income(B)	18,801	9,302	9,499
Business interruption income(C)	—	2,000	(2,000)
Total revenues	$131,022	$215,068	$(84,046)
(A)

The Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income” in the consolidated statement of operations for the three months ended March 31, 2019.  See further discussion of 2018 reclassification impact in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

The following table summarizes the key components of the 2019 rental income as compared to 2018:

	Three Months
	Ended March 31,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income(1)	$81,355	$148,695	$(67,340)
Recoveries from tenants(2)	27,461	51,354	(23,893)
Lease termination fees and ancillary rental income	3,846	3,717	129
Bad debt(3)	(441)	N/A	(441)
Total contractual lease payments	$112,221	$203,766	$(91,545)
(1)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$1.5
Acquisition of shopping centers	0.9
Development or redevelopment properties	(0.9)
Transfers to unconsolidated joint ventures in 2018	(11.9)
Shopping centers sold or included in RVI spin-off	(57.5)
Straight-line rents	0.6
Total	$(67.3)

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios:  pro-rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro-Rata Combined Shopping Center Portfolio March 31,
	2019	2018
Centers owned	173	258
Aggregate occupancy rate	89.2%	90.8%
Average annualized base rent per occupied square foot	$17.92	$16.49

	Wholly-Owned Shopping Centers March 31,
	2019	2018
Centers owned	69	132
Aggregate occupancy rate	88.8%	90.7%
Average annualized base rent per occupied square foot	$18.48	$16.64

	Joint Venture Shopping Centers March 31,
	2019	2018
Centers owned	104	126
Aggregate occupancy rate	90.8%	91.1%
Average annualized base rent per occupied square foot	$14.83	$14.54

At March 31, 2019 and 2018, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.1% and 90.7%, respectively, and the average annualized base rent per occupied square foot was $18.28 and $17.99, respectively.

(2)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 89.5% and 90.6% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2019 and 2018, respectively.  The overall decreased percentage of recoveries from tenants partially was attributable to the impact of the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.  Recoveries were also impacted by major tenant bankruptcies and related occupancy loss as discussed above.

(3)	Classified in Operating and Maintenance Expense for the three months ended March 31, 2018.
(B)

Revenues from fees from joint ventures and RVI increased $9.0 million, primarily due to fees earned from RVI of $9.5 million primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets.  In the three months ended March 31, 2019, the Company recorded $1.1 million for RVI disposition fees and $1.8 million for the RVI refinancing fee.

The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions, and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.

(C)

Represents payments received in the first three months of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties, which were included in the RVI spin-off.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
Operating and maintenance(A)	$18,841	$33,026	$(14,185)
Real estate taxes(A)	17,743	32,023	(14,280)
Impairment charges(B)	620	30,444	(29,824)
Hurricane property loss	—	750	(750)
General and administrative(C)	14,112	12,846	1,266
Depreciation and amortization(A)	42,608	74,424	(31,816)
	$93,924	$183,513	$(89,589)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$1.3	$(1.1)	$0.3
Acquisition of shopping centers	0.2	0.1	0.8
Development or redevelopment properties	(0.2)	(0.4)	0.1
Transfers to unconsolidated joint ventures in 2018	(1.9)	(2.1)	(5.7)
Shopping centers sold or included in RVI spin-off	(13.6)	(10.8)	(27.3)
	$(14.2)	$(14.3)	$(31.8)
(B)

The Company recorded an impairment charge in the three months ended March 31, 2019 related to one operating shopping center marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 4.7% and 3.9% of total revenues, for the three months ended March 31, 2019 and 2018, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  The increase in the percentage is a result of the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced total income but had no impact on net income.

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $3.3 million of costs on the Company’s consolidated statement of operations for the three months ended March 31, 2018, related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
Interest income(A)	$4,521	$5,341	$(820)
Interest expense(B)	(21,726)	(44,040)	22,314
Other income (expense), net(C)	153	(61,607)	61,760
	$(17,052)	$(100,306)	$83,254
(A)

The decrease in the amount of interest income recognized primarily is due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) as a result of repayments by the joint ventures from asset sale proceeds (see Sources and Uses of Capital).  The Company had a gross preferred investment including accrued interest of $249.6 million and $301.9 million at March 31, 2019 and March 31, 2018, respectively.  For the three months ended March 31, 2019, the Company received $12.4 million in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures in the future are expected to be used to repay a portion of the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,“ in the Company’s consolidated financial statements included herein.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Three Months
	Ended March 31,
	2019	2018
Weighted-average loan receivable outstanding (in millions)	$267.7	$323.4
Weighted-average interest rate	6.9%	6.7%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Three Months
	Ended March 31,
	2019	2018
Weighted-average debt outstanding (in billions)	$1.9	$3.8
Weighted-average interest rate	4.4%	4.4%

The reduction in the weighted-average debt outstanding from the prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% and 4.5% at March 31, 2019 and March 31, 2018, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.3 million for both of the three months ended March 31, 2019 and 2018.

(C)	For the three months ended March 31, 2018, the Company incurred $56.4 million of debt extinguishment costs and $5.2 million in transaction costs in anticipation of the spin-off of RVI in July 2018.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
Equity in net income of joint ventures(A)	$1,043	$8,786	$(7,743)
Reserve of preferred equity interests(B)	(1,099)	(3,961)	2,862
Gain on disposition of real estate, net(C)	16,377	10,011	6,366
Tax (expense) benefit of taxable REIT subsidiaries and state franchise and income taxes	(272)	18	(290)
(A)

The decrease primarily was the result of lower gain on sale and the dilutive impact from the sale of joint venture assets in 2018 and 2019 offset by income of a newly formed joint venture in the fourth quarter of 2018.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.
(C)	The Company sold one shopping center for a gross sales price of $66.2 million during the three months ended March 31, 2019.

Non-Controlling Interests and Net Income (Loss) (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
Income attributable to non-controlling interests, net	$(305)	$(256)	$(49)
Net income (loss) attributable to SITE Centers(A)	35,790	(54,153)	89,943

(A)

The increase in net income primarily is attributable to lower debt extinguishment charges, transaction costs, and interest expense in 2019, partially offset by the dilutive impact of asset sales and the spin-off of RVI.

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

In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued NAREIT Funds From Operations White Paper - 2018 Restatement (the “2018 FFO White Paper”).  The purpose of the 2018 FFO White Paper was not to change the fundamental definition of FFO, but to clarify existing guidance and to consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper was effective starting with first quarter 2019 reporting.  The changes to the Company’s calculation of FFO resulting from the adoption of the 2018 FFO White Paper relate to the exclusion of gains or losses on the sale of land as well as related impairments, gains or losses from changes in control and the reserve adjustment of preferred equity interests. The Company adopted changes in its calculation of FFO in 2019 on a retrospective basis.

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods.  Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities.  This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, including reserve adjustments of preferred equity interests, (iv) gains and losses from changes in control and (v) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance.  Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains/losses on the early extinguishment of debt, hurricane-related activity, certain transaction fee income, transaction costs and other restructuring type costs.  The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018	$ Change
FFO attributable to common shareholders	$60,666	$33,154	$27,512
Operating FFO attributable to common shareholders	58,701	97,750	(39,049)

Comparison of the three months ended March 31, 2019 to March 31, 2018

The increase in FFO primarily was attributable to higher debt extinguishment costs and asset sales and the RVI spin-off both in 2018.  The decrease in Operating FFO primarily was attributable to the dilutive impact of asset sales and the RVI spin-off partially offset by lower interest expense.

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

	Three Months
	Ended March 31,
	2019	2018
Net income (loss) attributable to common shareholders	$27,407	$(62,536)
Depreciation and amortization of real estate investments	40,957	72,859
Equity in net income of joint ventures	(1,043)	(8,786)
Joint ventures' FFO(A)	7,975	7,170
Non-controlling interests (OP Units)	28	53
Impairment of real estate	620	30,444
Reserve of preferred equity interests	1,099	3,961
Gain on disposition of real estate, net	(16,377)	(10,011)
FFO attributable to common shareholders	60,666	33,154
RVI disposition and refinancing fees	(2,900)	—
Mark-to-market adjustment (PRSUs)	899	—
Hurricane property loss, net(B)	—	2,535
Debt extinguishment, transaction, other, net(C)	22	61,607
Joint ventures – debt extinguishment and other	14	454
Non-operating items, net	(1,965)	64,596
Operating FFO attributable to common shareholders	$58,701	$97,750

(A)

At March 31, 2019 and 2018, the Company had an economic investment in unconsolidated joint venture interests related to 103 and 125 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018
Net income attributable to unconsolidated joint ventures	$6,666	$23,405
Depreciation and amortization of real estate investments	39,504	39,677
Impairment of real estate	12,267	16,910
Gain on disposition of real estate, net	(15,966)	(38,020)
FFO	$42,471	$41,972
FFO at SITE Centers' ownership interests	$7,975	$7,170
Operating FFO at SITE Centers' ownership interests	$7,989	$7,625

(B)	The hurricane property loss is summarized as follows (in thousands):
	Three Months
	Ended March 31,
	2019	2018
Lost tenant revenue	$—	$3,784
Clean up costs and other uninsured expenses	—	751
Business interruption income	—	(2,000)
	$—	$2,535

(C)	Amounts included in other income/expense as follows (in thousands):
	Three Months
	Ended March 31,
	2019	2018
Debt extinguishment costs, net	$10	$56,432
Transaction costs - RVI spin-off	27	5,085
Transaction and other (income) expense, net	(15)	90
	$22	$61,607

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income (including reimbursements) and expenses, lease termination income in excess of lost rent, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and includes assets owned in comparable periods (15 months for quarter comparisons).  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Three Months Ended March 31,
	2019	2018	2019	2018
Net income (loss) attributable to SITE Centers	$35,790	$(54,153)	$35,790	$(54,153)
Fee income	(17,332)	(8,111)	(17,332)	(8,111)
Interest income	(4,521)	(5,341)	(4,521)	(5,341)
Interest expense	21,726	44,040	21,726	44,040
Depreciation and amortization	42,608	74,424	42,608	74,424
General and administrative	14,112	12,846	14,112	12,846
Other (income) expense, net	(153)	61,607	(153)	61,607
Impairment charges	620	30,444	620	30,444
Hurricane property loss	—	750	—	750
Equity in net income of joint ventures	(1,043)	(8,786)	(1,043)	(8,786)
Reserve of preferred equity interests	1,099	3,961	1,099	3,961
Tax expense (benefit)	272	(18)	272	(18)
Gain on disposition of real estate	(16,377)	(10,011)	(16,377)	(10,011)
Income from non-controlling interests	305	256	305	256
Consolidated NOI	$77,106	$141,908	$77,106	$141,908
SITE Centers' consolidated joint venture	—	—	(444)	(398)
Consolidated NOI, net of non-controlling interests	$77,106	$141,908	$76,662	$141,510

Net income from unconsolidated joint ventures	$6,666	$23,405	$774	$8,452
Interest expense	25,656	24,243	4,429	3,749
Depreciation and amortization	39,504	39,677	6,167	5,181
Impairment charges	12,267	16,910	2,453	846
Preferred share expense	5,459	6,508	273	325
Other expense, net	5,456	7,421	996	1,289
Gain on disposition of real estate, net	(15,966)	(38,020)	(1,555)	(7,448)
Unconsolidated NOI	$79,042	$80,144	$13,537	$12,394

Total Consolidated + Unconsolidated NOI	$156,148	$222,052	$90,199	$153,904
Less: Non-Same Store NOI adjustments	(12,508)	(80,255)	(8,594)	(73,887)
Total SSNOI	$143,640	$141,797	$81,605	$80,017

SSNOI % Change	1.3%		2.0%

The increase in SSNOI for the first quarter of 2019 as compared to 2018 primarily is due to increased Rental Income including higher minimum and percentage rents and ancillary income.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at March 31, 2019, compared to $1.9 billion at December 31, 2018.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million and includes an accordion feature for expansion of availability up to $1.45 billion provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  The Company also maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (1.2% at March 31, 2019), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0.20% at March 31, 2019).  The Company also pays an annual facility fee (0.25% at March 31, 2019) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, the occurrence of a material adverse effect on the Company and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2019, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2019 and beyond.

Consolidated Indebtedness – as of March 31, 2019

The Company expects to fund its maturing indebtedness obligations from available cash, asset sales and joint venture activity, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  The Company has addressed all of its 2019 consolidated debt maturities.  The Company has $40.7 million of mortgage debt due in April 2020.  The Company had cash and cash equivalents of $9.6 million at March 31, 2019, as well as $930.0 million of borrowing capacity available on the Revolving Credit Facilities at March 31, 2019.

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from asset sales to repay additional debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company has sought to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, maintain low leverage and improve the Company’s credit profile with a focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of March 31, 2019

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2019, which matures in the subsequent 13 month period (April 2020), is as follows (in millions):

	Outstanding at March 31, 2019	At SITE Centers' Share
DDRTC Core Retail Fund, LLC(A)	$453.1	$68.0
DDR Domestic Retail Fund I(B)	293.7	58.7
BRE DDR Retail Holdings III(B)	219.2	10.9
BRE DDR Retail Holdings IV(B)	92.1	4.6
DDR SAU Retail Fund LLC(C)	21.4	4.3
Total debt maturities through April 2020	$1,079.5	$146.5
(A)	Repaid $27.7 million in April 2019, in conjunction with asset sales. Remainder expected to be refinanced or repaid through asset sales.
(B)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(C)	Expected to be refinanced.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018
Cash flow provided by operating activities	$42,263	$57,761
Cash flow provided by investing activities	76,460	153,534
Cash flow used for financing activities	(120,697)	(240,201)

Changes in cash flow for the three months ended March 31, 2019, compared to the prior comparable period are as follows:

Operating Activities:  Cash provided by operating activities decreased $15.5 million primarily due to the following:

•	Impact of asset sales and the spin-off of assets to RVI and
•	Reduction in interest expense.

Investing Activities:  Cash provided by investing activities decreased $77.1 million primarily due to the following:

•	Decrease in proceeds of $65.4 million from disposition of real estate;
•	Reduction in real estate assets developed and improved of $16.5 million and
•	Reduction ins repayment of joint venture advances of $23.4 million.

Financing Activities:  Cash used for financing activities decreased $119.5 million primarily due to the following:

•	Decrease in net debt repayments of $105.3 million;
•	Decrease of dividends paid of $33.3 million and
•	Increase in common share repurchases of $14.1 million.

RVI Preferred Shares

In 2018, RVI issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to the Company, which are noncumulative and have no mandatory dividend rate. The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018, exceeds $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Board of Directors of RVI, and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.

In addition, the Company has receivables from RVI of $34.1 million at March 31, 2019, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company on July 1, 2018 and provided a guaranty, see discussion in “Contractual Obligations and Other Commitments,” included elsewhere herein.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $44.6 million and $78.7 million for the three months ended March 31, 2019 and 2018, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company for the three months ended Mach 31, 2019.

The Company declared cash dividends of $0.20 per common share in the three months ended Mach 31, 2019.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250 million continuous equity program.  At April 26, 2019, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through March 31, 2019, the Company had repurchased under this program 4.3 million of its common shares in open market transactions at an aggregate cost of approximately $50.4 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales continue to represent a potential source of proceeds to be used to achieve these objectives.

Dispositions

During the three months ended March 31, 2019, the Company sold one consolidated shopping center property, aggregating 0.2 million square feet, which generated proceeds totaling $66.2 million.  The Company recorded a net gain of $16.4 million.  In addition, the Company’s unconsolidated joint ventures sold three shopping center assets, aggregating 0.6 million square feet, which generated proceeds totaling $92.3 million, of which the Company’s proportionate share of the proceeds was $11.2 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $12.4 million from January 1, 2019 through April 26, 2019.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2019, the $861.7 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Construction in Progress and Land at March 31, 2019, was approximately $13 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at March 31, 2019, the Company has invested approximately $54 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At March 31, 2019, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2019
Nassau Park Pavilion (Princeton, New Jersey)	2Q20	$12,199	$2,680
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	27,732	5,474
1000 Van Ness (San Francisco, California)	1Q20	4,810	—
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,800
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,138
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	657
Total		$83,556	$11,749

For redevelopment assets completed in 2019, the assets placed in service were completed at a cost of approximately $144 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors located throughout the United States.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $2.2 billion and $2.4 billion at March 31, 2019 and 2018, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At March 31, 2019, the Company’s capitalization consisted of $1.8 billion of debt, $525.0 million of preferred shares and $2.5 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $13.62, the closing price of the Company’s common shares on the New York Stock Exchange on March 29, 2019, the last trading day of March), resulting in a debt to total market capitalization ratio of 0.38 to 1.0, as compared to the ratio of 0.54 to 1.0 at March 31, 2018.  The closing price of the Company’s common shares on the New York Stock Exchange was $14.66 at March 31, 2018, which reflects an adjustment of the impact of the one-for-two reverse stock split which occurred in May 2018.  At March 31, 2019 and 2018, the Company’s total debt consisted of $1.7 billion and $2.1 billion of fixed-rate debt, respectively, and $0.1 billion and $1.7 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until April 2020.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

RVI Guaranty

In 2018, the Company provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank.  RVI has agreed to reimburse the Company for any amounts paid by it to PNC Bank pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

Other Guaranty

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $23.9 million for its consolidated properties at March 31, 2019.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.1 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company continues to believe there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  This is evidenced by the continued stable leasing volumes, as new leases and renewals aggregating approximately one million square feet of space for the first quarter of 2019, as well as approximately four million square feet of space for new leases and renewals for the year ended December 31, 2018, on a pro-rata basis.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.7% and Bed Bath & Beyond at 3.4%).  Other significant tenants include Best Buy, Ross Stores, GAP, Nordstrom Rack, Kroger, Whole Foods, Home Depot and Lowe’s, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories.  The Company expects these tenants to continue provide a stable revenue base given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to store downsizing, closures and tenant bankruptcies.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space at higher rents to stronger retailers or redevelopment.  The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

The Company believes that its shopping center portfolio is strong, as evidenced by the historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At March 31, 2019, the shopping center portfolio occupancy was 89.2% and total portfolio average annualized base rent per occupied square foot was $17.92, on a pro rata basis.  The shopping center portfolio occupancy was 89.9% and the total portfolio average annualized base rent per occupied square foot was $17.86 at December 31, 2018, on a pro rata basis. Restated to reflect the assets owned at December 31, 2018, the shopping center portfolio occupancy was 90.7% and the total portfolio average annualized base rent per occupied square foot was $17.60 at March 31, 2018, on a pro rata basis.  The decrease in occupancy rates primarily was attributable to anchor tenant bankruptcies and lease expirations.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest a substantial amount of capital to re-lease those units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the first quarter of 2019 was $2.78 per rentable square foot on a pro rata basis as compared to $2.34 per rentable square foot on a pro rata basis in 2018, reflecting a higher proportion of new leases executed with anchor tenants in 2019.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

•

The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions and

•

The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2019				December 31, 2018
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,734.5	6.1	4.3%	95.1%	$1,734.7	6.3	4.3%	92.1%
Variable-Rate Debt	$89.7	3.2	3.8%	4.9%	$149.7	3.1	3.8%	7.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2019				December 31, 2018
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,138.9	$217.5	4.9	4.3%	$1,156.0	$218.6	5.1	4.3%
Variable-Rate Debt	$1,044.6	$140.8	0.4	4.2%	$1,056.5	$141.3	0.6	4.2%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2019 and December 31, 2018, is summarized as follows (in millions):

	March 31, 2019			December 31, 2018
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,734.5	$1,766.0	$1,676.2	$1,734.7	$1,729.1	$1,638.7
Company's proportionate share of joint venture fixed-rate debt	$217.5	$215.6	$207.1	$218.6	$214.9	$206.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2019, would result in an increase in interest expense of approximately $0.2 million for the Company and $0.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2019.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2019, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)		(d)
	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2019	1,248,176	(2)	$11.31	1,244,123	(3)	$49.6	(3)
February 1–28, 2019	28,079	(1)	13.30	—		—
March 1–31, 2019	22,038	(1)	13.03	—		—
Total	1,298,293		$11.38	1,244,123		$49.6

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)

Includes 4,053 common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.  In addition, includes common shares repurchased through the Company’s share repurchase program.

(3)

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of April 26, 2019, the Company had repurchased 4.3 million of its common shares in the aggregate at a cost of $50.4 million and a weighted-average cost of $11.74 per share under the program.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and 2018, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 3, 2019