Form 10-Q
period 2019-06-30
SITE Centers Corp.
filed 2019-08-05
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, the registrant had 180,561,816 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2019

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Land	$861,438	$873,548
Buildings	3,217,382	3,251,030
Fixtures and tenant improvements	461,187	448,371
	4,540,007	4,572,949
Less: Accumulated depreciation	(1,231,448)	(1,172,357)
	3,308,559	3,400,592
Construction in progress and land	72,124	54,917
Total real estate assets, net	3,380,683	3,455,509
Investments in and advances to joint ventures, net	340,881	329,623
Investment in and advances to affiliate	223,759	223,985
Cash and cash equivalents	9,421	11,087
Restricted cash	1,744	2,563
Accounts receivable	63,935	67,335
Other assets, net	122,319	116,229
	$4,142,742	$4,206,331
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,646,985	$1,646,007
Term loan, net	49,698	49,655
Revolving credit facilities	75,000	100,000
	1,771,683	1,795,662
Mortgage indebtedness, net	87,192	88,743
Total indebtedness	1,858,875	1,884,405
Accounts payable and other liabilities	211,975	203,662
Dividends payable	44,641	45,262
Total liabilities	2,115,491	2,133,329
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,717,977 and 184,711,545 shares issued at June 30, 2019 and December 31, 2018, respectively	18,472	18,471
Additional paid-in capital	5,546,407	5,544,220
Accumulated distributions in excess of net income	(4,016,360)	(3,980,151)
Deferred compensation obligation	8,046	8,193
Accumulated other comprehensive loss	(769)	(1,381)
Less: Common shares in treasury at cost: 4,481,766 and 3,373,114 shares at June 30, 2019 and December 31, 2018, respectively	(56,659)	(44,278)
Total SITE Centers shareholders' equity	2,024,137	2,070,074
Non-controlling interests	3,114	2,928
Total equity	2,027,251	2,073,002
	$4,142,742	$4,206,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2019	2018
Revenues from operations:
Rental income	$112,274	$200,002
Fee and other income	16,383	8,414
Business interruption income	—	3,100
	128,657	211,516
Rental operation expenses:
Operating and maintenance	18,743	34,060
Real estate taxes	17,798	30,478
Impairment charges	—	18,060
Hurricane property loss	—	224
General and administrative	14,932	17,276
Depreciation and amortization	40,060	72,462
	91,533	172,560
Other income (expense):
Interest income	4,521	5,016
Interest expense	(21,087)	(44,913)
Other income (expense), net	(85)	(36,255)
	(16,651)	(76,152)
Income (loss) before earnings from equity method investments and other items	20,473	(37,196)
Equity in net income of joint ventures	1,791	3,821
(Reserve) adjustment of preferred equity interests, net	(4,634)	1,625
Gain on disposition of real estate, net	213	29,508
Income (loss) before tax expense	17,843	(2,242)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(306)	(391)
Net income (loss)	$17,537	$(2,633)
Income attributable to non-controlling interests, net	(260)	(696)
Net income (loss) attributable to SITE Centers	$17,277	$(3,329)
Preferred dividends	(8,383)	(8,383)
Net income (loss) attributable to common shareholders	$8,894	$(11,712)

Per share data:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2019	2018
Revenues from operations:
Rental income	$224,495	$403,768
Fee and other income	35,184	17,716
Business interruption income	—	5,100
	259,679	426,584
Rental operation expenses:
Operating and maintenance	37,584	67,087
Real estate taxes	35,541	62,501
Impairment charges	620	48,504
Hurricane property loss	—	974
General and administrative	29,044	30,121
Depreciation and amortization	82,668	146,886
	185,457	356,073
Other income (expense):
Interest income	9,042	10,357
Interest expense	(42,813)	(88,953)
Other income (expense), net	68	(97,862)
	(33,703)	(176,458)
Income (loss) before earnings from equity method investments and other items	40,519	(105,947)
Equity in net income of joint ventures	2,834	12,607
Reserve of preferred equity interests, net	(5,733)	(2,336)
Gain on disposition of real estate, net	16,590	39,519
Income (loss) before tax expense	54,210	(56,157)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(578)	(373)
Net income (loss)	$53,632	$(56,530)
Income attributable to non-controlling interests, net	(565)	(952)
Net income (loss) attributable to SITE Centers	$53,067	$(57,482)
Preferred dividends	(16,766)	(16,766)
Net income (loss) attributable to common shareholders	$36,301	$(74,248)

Per share data:
Basic	$0.20	$(0.41)
Diluted	$0.20	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$17,537	$(2,633)	$53,632	$(56,530)
Other comprehensive income (loss):
Foreign currency translation, net	191	(314)	378	(713)
Change in fair value of interest-rate contracts	—	(4)	—	(1)
Change in cash flow hedges reclassed to earnings	117	117	234	234
Total other comprehensive income (loss)	308	(201)	612	(480)
Comprehensive income (loss)	$17,845	$(2,834)	$54,244	$(57,010)
Total comprehensive income attributable to non-controlling interests	(260)	(641)	(565)	(823)
Total comprehensive income (loss) attributable to SITE Centers	$17,585	$(3,475)	$53,679	$(57,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	1	31	—	—	—	—	—	32
Repurchase of common shares	—	—	—	—	—	—	(14,069)	—	(14,069)
Stock-based compensation, net	—	—	1,044	—	(239)	—	1,644	—	2,449
Distributions to non-controlling interests	—	—	—	—	—	—	—	(212)	(212)
Dividends declared-common shares	—	—	—	(36,252)	—	—	—	—	(36,252)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive income	—	—	—	35,790	—	304	—	305	36,399
Balance, March 31, 2019	525,000	18,472	5,545,295	(3,988,996)	7,954	(1,077)	(56,703)	3,021	2,052,966
Issuance of common shares related to stock plans	—	—	(32)	—	—	—	—	—	(32)
Stock-based compensation, net	—	—	1,144	—	92	—	44	—	1,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	(167)	(167)
Dividends declared-common shares	—	—	—	(36,258)	—	—	—	—	(36,258)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive income	—	—	—	17,277	—	308	—	260	17,845
Balance, June 30, 2019	$525,000	$18,472	$5,546,407	$(4,016,360)	$8,046	$(769)	$(56,659)	$3,114	$2,027,251

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	41	5,824	—	—	—	—	—	5,865
Stock-based compensation, net	—	—	3,015	—	(1,109)	—	879	—	2,785
Distributions to non-controlling interests	—	—	—	—	—	—	—	(193)	(193)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(70,304)	—	—	—	—	(70,304)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive (loss) income	—	—	—	(54,153)	—	(205)	—	182	(54,176)
Balance, March 31, 2018	525,000	18,467	5,540,968	(3,315,974)	7,668	(1,311)	(7,401)	4,906	2,772,323
Issuance of common shares related to stock plans	—	(2)	67	—	—	—	—	—	65
Stock-based compensation, net	—	—	1,971	—	50	—	97	—	2,118
Distributions to non-controlling interests	—	—	—	—	—	—	—	(644)	(644)
Dividends declared-common shares	—	—	—	(70,307)	—	—	—	—	(70,307)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive (loss) income	—	—	—	(3,329)	—	(146)	—	641	(2,834)
Balance, June 30, 2018	$525,000	$18,465	$5,543,006	$(3,397,993)	$7,718	$(1,457)	$(7,304)	$4,903	$2,692,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$53,632	$(56,530)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	82,668	146,886
Stock-based compensation	5,792	4,722
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,873	14,235
Loss on extinguishment of debt	—	49,016
Equity in net income of joint ventures	(2,834)	(12,607)
Reserve of preferred equity interests, net	5,733	2,336
Operating cash distributions from joint ventures	4,510	3,768
Gain on disposition of real estate, net	(16,590)	(39,519)
Impairment charges	620	48,504
Cash paid for interest rate hedging activities	—	(4,538)
Assumption of building due to ground lease termination	—	(2,150)
Change in notes receivable accrued interest	251	968
Net change in accounts receivable	833	(1,747)
Net change in accounts payable and accrued expenses	(7,309)	13,805
Net change in other operating assets and liabilities	(8,970)	(5,394)
Total adjustments	66,577	218,285
Net cash flow provided by operating activities	120,209	161,755
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(44,348)	(68,108)
Proceeds from disposition of real estate	71,145	301,545
Hurricane property insurance advance proceeds	—	20,193
Equity contributions to joint ventures	(46,983)	(108)
Distributions from unconsolidated joint ventures	14,552	25,141
Repayment of joint venture advances	14,066	46,400
Net cash flow provided by investing activities	8,432	325,063
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(25,000)	45,000
Repayment of senior notes	—	(924,751)
Repayment of term loan and mortgage debt	(1,093)	(758,937)
Payment of debt issuance costs	—	(32,825)
Proceeds from mortgage payable	—	1,350,000
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(685)	5,148
Repurchase of common shares	(14,069)	—
Redemption of operating partnership units	—	(736)
Distributions to non-controlling interests and redeemable operating partnership units	(380)	(406)
Dividends paid	(89,898)	(157,236)
Net cash flow used for financing activities	(131,125)	(474,743)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,484)	12,075
Cash, cash equivalents and restricted cash, beginning of period	13,650	94,724
Cash, cash equivalents and restricted cash, end of period	$11,165	$106,797

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and six months ended June 30, 2019 and 2018, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $172.0 million and $192.2 million as of June 30, 2019 and December 31, 2018, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $2.9 million and $6.2 million of costs for the three and six months ended June 30, 2018, respectively, on its consolidated statements of operations related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.  In addition, the Company also reclassified $6.3 million and $10.0 million of contractual lease payments from Fee and Other Income to Rental Income within total revenues on its consolidated statements of operations for the three and six months ended June 30, 2018, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2019	2018
Dividends declared, but not paid	$44.6	$78.7
Accounts payable related to construction in progress	14.3	16.7
Assumption of building due to ground lease termination	—	2.2
Receivable and reduction of real estate assets, net - related to hurricane	—	7.8
Conversion of Operating Partnership Units	—	0.9

 Common Shares

The Company declared common share dividends of $0.20 per share and $0.38 per share for the three months ended June 30, 2019 and 2018, respectively, and $0.40 per share and $0.76 per share for the six months ended June 30, 2019 and 2018, respectively.

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

Upon adoption of the standard, the Company’s consolidated financial statements were impacted as follows:

•

The Company had ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at three shopping centers and three additional leases where the Company is the lessee (Note 6), where the Company has recorded its rights and obligations under these leases as a right-of-use (“ROU”) asset and lease liability, which is included in Other Assets and Accounts Payable and Other Liabilities, respectively, in the consolidated balance sheet.  Previously, the Company accounted for these arrangements as operating leases.  These leases will continue to be classified as operating leases due to the election of the package practical expedients.  The Company recorded ROU assets and lease liabilities of approximately $22.0 million and $40.3 million, respectively, as of January 1, 2019.  The difference between the ROU asset and lease liability was primarily due to the straight-line rent balance that existed as of the date of the application of the standard.

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

The adoption of the new standard also resulted in various presentation changes in the Company’s consolidated statements of operations.  The Company aggregated the following components of contractual lease payments into one line item referred to as Rental Income which includes Minimum Rents, Percentage and Overage Rents, Recoveries from Tenants, Ancillary Income and Lease Termination Fees.  The prior period presentation was conformed to the current period presentation for comparability related to these revenue components.  In addition, effective January 1, 2019, the Company presents bad debt as a component of Rental Income within Revenues.  For prior periods, bad debt is included in Operating and Maintenance Expenses.  In addition, effective January 1, 2019, the Company no longer records real estate taxes paid by major tenants directly to the applicable governmental authority.  For prior periods, these amounts are included in Recoveries from Tenants and Real Estate Taxes.

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

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, is recognized in the period earned as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenue from contracts:
Asset and property management fees	$11,110	$4,886	$22,641	$10,482
Leasing commissions	1,381	1,312	2,880	2,934
Development fees	392	303	945	628
Disposition fees	1,515	—	2,717	—
Credit facility guaranty and refinancing fees	—	—	1,800	—
Total revenue from contracts with customers	14,398	6,501	30,983	14,044
Other property income:
Other	1,985	1,913	4,201	3,672
Total fee and other income	$16,383	$8,414	$35,184	$17,716

3.	Investments in and Advances to Joint Ventures

At June 30, 2019 and December 31, 2018, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 102 and 106 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2019	December 31, 2018
Condensed Combined Balance Sheets
Land	$958,904	$1,004,289
Buildings	2,705,984	2,804,027
Fixtures and tenant improvements	227,616	221,412
	3,892,504	4,029,728
Less: Accumulated depreciation	(943,915)	(935,921)
	2,948,589	3,093,807
Construction in progress and land	52,375	56,498
Real estate, net	3,000,964	3,150,305
Cash and restricted cash	84,623	94,111
Receivables, net	38,091	44,702
Other assets, net	175,882	186,693
	$3,299,560	$3,475,811

Mortgage debt	$1,844,589	$2,212,503
Notes and accrued interest payable to the Company	6,216	5,182
Other liabilities	152,840	161,372
	2,003,645	2,379,057
Redeemable preferred equity – SITE Centers (A)	263,222	274,493
Accumulated equity	1,032,693	822,261
	$3,299,560	$3,475,811

Company's share of accumulated equity	$176,261	$145,786
Redeemable preferred equity, net (B)	170,313	189,891
Basis differentials	(9,484)	(8,536)
Deferred development fees, net of portion related to the Company's interest	(2,425)	(2,700)
Amounts payable to the Company	6,216	5,182
Investments in and Advances to Joint Ventures, net	$340,881	$329,623

(A)	Includes PIK that has accrued since March 2017 of $14.8 million and $12.2 million, which was fully reserved by the Company at June 30, 2019 and December 31, 2018, respectively.
(B)	Amount is net of the valuation allowance of $78.2 million and $72.4 million and the fully reserved PIK of $14.8 million and $12.2 million at June 30, 2019 and December 31, 2018, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Condensed Combined Statements of Operations
Revenues from operations(A)	$105,580	$107,759	$214,683	$222,284
Expenses from operations:
Operating expenses	30,482	32,314	60,543	66,695
Impairment charges	—	—	12,267	16,910
Depreciation and amortization	36,969	37,299	76,473	76,976
Interest expense	25,286	24,946	50,942	49,189
Preferred share expense	5,484	6,317	10,943	12,825
Other (income) expense, net	5,885	6,616	11,341	14,037
	104,106	107,492	222,509	236,632
Income (loss) before gain on disposition of real estate	1,474	267	(7,826)	(14,348)
(Loss) gain on disposition of real estate, net	(321)	12,356	15,645	50,376
Net income attributable to unconsolidated joint ventures	$1,153	$12,623	$7,819	$36,028
Company's share of equity in net income of joint ventures	$1,602	$3,506	$2,447	$11,979
Basis differential adjustments(B)	189	315	387	628
Equity in net income of joint ventures	$1,791	$3,821	$2,834	$12,607
(A)	Revenue from operations is subject to leasing or other standards.
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Retail Holdings Joint Ventures (as defined below) are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenue from contracts:
Asset and property management fees	$4.8	$4.9	$10.1	$10.5
Development fees, leasing commissions and other	1.1	1.6	2.5	3.5
Total revenue from contracts with customers	5.9	6.5	12.6	14.0
Other:
Interest income	4.2	4.8	8.4	9.8
Other	0.8	0.7	1.5	1.2
Total fee and other income	$10.9	$12.0	$22.5	$25.0

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

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in

Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has the right to defer up to 2.0% of the 8.5% preferred fixed distributions as a payment in kind (“PIK”) distribution.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the preferred fixed distribution will become impaired.  As a result of the valuation allowances recorded, the Company no longer recognizes as interest income the 2.0% PIK.  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

The Preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)				Properties Owned
	Formation	Initial	June 30, 2019	Valuation Allowance	Net of Reserve	Inception	June 30, 2019
BRE DDR III	2014	$300.0	$180.2	$(71.5)	$108.7	70	14
BRE DDR IV	2015	82.6	64.1	(6.7)	57.4	6	5
		$382.6	$244.3	$(78.2)	$166.1

The Company reassessed the aggregate valuation allowance at June 30, 2019, with respect to its preferred investments in the BRE DDR Joint Ventures.  Based upon actual timing and values of recent property sales, as well as current market assumptions, the Company adjusted the aggregate valuation allowance by an increase of $4.6 million and $5.7 million for the three and six months ended June 30, 2019, respectively, resulting in a net valuation allowance of $78.2 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

Disposition of Shopping Centers

From January 1, 2019 to June 30, 2019, the Company’s joint ventures sold four shopping centers for $128.2 million, of which the Company’s share of the gain on sale was $1.5 million.

4.	Investment in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million and receivables from RVI of $33.8 million at June 30, 2019, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company, which occurred on July 1, 2018.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Asset and property management fees	$5.8	$11.6
Leasing commissions	0.7	1.4
Disposition fees	1.5	2.6
Credit facility guaranty and refinancing fees	—	1.8
Total revenue from contracts with RVI	$8.0	$17.4

5.	Other Assets, net

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$24,411	$30,703
Above-market leases, net	4,178	6,833
Lease origination costs	3,328	4,045
Tenant relations, net	30,215	35,838
Total intangible assets, net(A)	62,132	77,419
Operating lease ROU assets(B)	21,961	—
Notes receivable	19,670	19,675
Other assets:
Prepaid expenses	6,731	5,372
Other assets	3,023	3,612
Deposits	4,102	4,384
Deferred charges, net	4,700	5,767
Total other assets, net	$122,319	$116,229
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $4.3 million and $10.1 million for the three months ended June 30, 2019 and 2018, respectively, and $9.3 million and $22.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

Operating lease ROU assets and operating lease liabilities are in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	June 30, 2019
Operating Lease ROU Assets	Other Assets, Net	$21,961

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$40,691

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative for its office leases are as follows (in thousands):

	Three Months Ended	Six Months Ended
Classification	June 30, 2019	June 30, 2019
Operating and Maintenance	$1,017	$2,035
General and Administrative(A)	501	1,213
Total lease costs	$1,518	$3,248
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Weighted-Average Remaining Lease Term	35.8 years
Weighted-Average Discount Rate	7.32%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$1,338

As determined under FASB Accounting Standards Codification (“ASC”) 840, Leases, the scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company was the lessee as of December 31, 2018, were as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$306,740	$3,253
2020	279,374	4,070
2021	243,379	4,080
2022	202,371	3,928
2023	150,909	3,417
Thereafter	417,296	120,825
	$1,600,069	$139,573

As determined under Topic 842, maturities of lease liabilities were as follows for the 12-month periods ending June 30, (in thousands):

Year	June 30,
2020	$4,019
2021	4,146
2022	4,159
2023	3,657
2024	3,519
Thereafter	119,092
Total lease payments	138,592
Less imputed interest	(97,901)
Total	$40,691

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions as determined under Topic 842 for such premises for the 12-month periods ending June 30, were as follows (in thousands):

Year Ending	June 30,
2020	$311,098
2021	284,858
2022	246,452
2023	198,268
2024	149,083
Thereafter	425,779
Total	$1,615,538

7.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at June 30, 2019	Weighted-Average Interest Rate (A) at June 30, 2019	Maturity Date
Unsecured Credit Facility	$75.0	3.6%	September 2021
PNC Facility	—	N/A	September 2021

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at June 30, 2019.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by J.P. Morgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings up to $950 million if certain financial covenants are maintained and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level.  Prior to its extension in July 2019 (as described below), the Unsecured Credit Facility was scheduled to mature in September 2021 with two six-month extension options subject to the Company’s satisfaction of certain conditions.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 25 basis points on the entire facility at June 30, 2019.

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

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (1.2% at June 30, 2019) or the Alternative Base Rate, plus a specified spread (0.20% at June 30, 2019), as defined in the respective facility.  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at June 30, 2019.

In July 2019, the Company amended the Unsecured Credit Facility to extend its maturity date to January 2024 and reduce its overall interest rate (Note 13).

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

The carrying values and the estimated fair values are summarized as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,646,985	$1,727,047	$1,646,007	$1,639,827
Revolving Credit Facilities and term loans	124,698	126,167	149,655	150,533
Mortgage Indebtedness	87,192	89,087	88,743	89,228
	$1,858,875	$1,942,301	$1,884,405	$1,879,588

9.	Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2018	$(1,641)	$260	$(1,381)
Other comprehensive income before reclassifications	—	378	378
Change in cash flow hedges reclassed to earnings(A)	234	—	234
Net current-period other comprehensive income	234	378	612
Balance, June 30, 2019	$(1,407)	$638	$(769)
(A)

Amortization classified in Interest Expense in the Company’s consolidated statement of operations for the six months ended June 30, 2019, which was previously recognized in Accumulated Other Comprehensive Loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Assets marketed for sale(A)	$—	$—	$0.6	$—
Assets included in the spin-off of RVI(B)	—	18.1	—	48.5
Reserve (adjustment) of preferred equity interests(C)	4.6	(1.6)	5.7	2.3
Total impairment charges	$4.6	$16.5	$6.3	$50.8

(A)	The impairment recorded during the six months ended June 30, 2019, was triggered by an indicative bid received.
(B)	In 2018, charges were triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017.
(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income.  For projects under development or not at stabilization, the significant valuation assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges and reserves on both financial and nonfinancial assets that were measured on a fair value basis for the six months ended June 30, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
June 30, 2019
Long-lived assets held and used	$—	$—	$0.8	$0.8	$0.6
Preferred equity interests	—	—	166.1	166.1	5.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
Description	June 30, 2019	Valuation Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$0.8	Indicative Bid(A)	Indicative Bid(A)	N/A
Reserve of preferred equity interests	166.1	Discounted Cash Flow	Discount Rate	8.7%-8.8%
			Terminal Capitalization Rate	8.2%-8.6%
			NOI Growth Rate	1%

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Numerators – Basic and Diluted
Net income (loss)	$17,537	$(2,633)	$53,632	$(56,530)
Plus: Income attributable to non-controlling interests	(260)	(696)	(565)	(952)
Less: Preferred dividends	(8,383)	(8,383)	(16,766)	(16,766)
Less: Earnings attributable to unvested shares and operating partnership units	(175)	(650)	(346)	(852)
Net income (loss) attributable to common shareholders after allocation to participating securities	$8,719	$(12,362)	$35,955	$(75,100)
Denominators – Number of Shares
Basic—Average shares outstanding	180,551	184,634	180,548	184,595
Assumed conversion of diluted securities	658	—	826	—
Diluted—Average shares outstanding	181,209	184,634	181,374	184,595
Earnings (Loss) Per Share:
Basic	$0.05	$(0.07)	$0.20	$(0.41)
Diluted	$0.05	$(0.07)	$0.20	$(0.41)

Performance Restricted Stock Units (“PRSUs”) issued in March 2019 and March 2018 were dilutive and the PRSUs issued in March 2017 were anti-dilutive in the computation of EPS for the three and six months ended June 30, 2019.  PRSUs issued in March 2018 and March 2017 were not considered in the computation of diluted EPS for the three and six months ended June 30, 2018, as the calculation was anti-dilutive.  For the three and six months ended June 30, 2019, the Company recorded a mark-to-market adjustment of $0.5 million and $1.4 million, respectively, in connection with the PRSUs issued in March 2017 and March 2018.

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2019, the Company repurchased 1.2 million shares at a cost of $14.1 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.
12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$112,274	$—		$112,274
Other income	16,383	—		16,383
Total revenues	128,657	—		128,657
Rental operation expenses	(36,534)	(7)		(36,541)
Net operating income (loss)	92,123	(7)		92,116
Depreciation and amortization	(40,060)			(40,060)
Interest income		4,521		4,521
Other income (expense), net			$(85)	(85)
Unallocated expenses(A)			(36,019)	(36,019)
Equity in net income of joint ventures	1,791			1,791
Reserve of preferred equity interests, net		(4,634)		(4,634)
Gain on disposition of real estate, net	213			213
Income before tax expense				$17,843

	Three Months Ended June 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$199,988	$14		$200,002
Other income	11,514	—		11,514
Total revenues	211,502	14		211,516
Rental operation expenses	(64,538)	—		(64,538)
Net operating income	146,964	14		146,978
Impairment charges	(18,060)			(18,060)
Depreciation and amortization	(72,462)			(72,462)
Interest income		5,016		5,016
Other income (expense), net			$(36,255)	(36,255)
Unallocated expenses(A)			(62,189)	(62,189)
Hurricane property loss	(224)			(224)
Equity in net income of joint ventures	3,821			3,821
Adjustment of preferred equity interests		1,625		1,625
Gain on disposition of real estate, net	29,508			29,508
Loss before tax expense				$(2,242)

	Six Months Ended June 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$224,495	$—		$224,495
Other income	35,155	29		35,184
Total revenues	259,650	29		259,679
Rental operation expenses	(73,118)	(7)		(73,125)
Net operating income	186,532	22		186,554
Impairment charges	(620)			(620)
Depreciation and amortization	(82,668)			(82,668)
Interest income		9,042		9,042
Other income (expense), net			$68	68
Unallocated expenses(A)			(71,857)	(71,857)
Equity in net income of joint ventures	2,834			2,834
Reserve of preferred equity interests, net		(5,733)		(5,733)
Gain on disposition of real estate, net	16,590			16,590
Income before tax expense				$54,210

As of June 30, 2019:
Total gross real estate assets	$4,612,131			$4,612,131
Notes receivable, net(B)		$189,983	$(170,313)	$19,670

	Six Months Ended June 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$403,739	$29		$403,768
Other income	22,816	—		22,816
Total revenues	426,555	29		426,584
Rental operation expenses	(129,588)	—		(129,588)
Net operating income	296,967	29		296,996
Impairment charges	(48,504)			(48,504)
Depreciation and amortization	(146,886)			(146,886)
Interest income		10,357		10,357
Other income (expense), net			$(97,862)	(97,862)
Unallocated expenses(A)			(119,074)	(119,074)
Hurricane property loss	(974)			(974)
Equity in net income of joint ventures	12,607			12,607
Reserve of preferred equity interests, net		(2,336)		(2,336)
Gain on disposition of real estate, net	39,519			39,519
Loss before tax expense				$(56,157)

As of June 30, 2018:
Total gross real estate assets	$7,891,867			$7,891,867
Notes receivable, net(B)		$247,747	$(228,077)	$19,670

(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.
13.	Subsequent Events

In July 2019, the Company amended and restated its Unsecured Credit Facility to extend its maturity date to January 2024 and reduce its overall interest rate (Note 7).  The Company also upsized the unsecured term loan to $100 million from $50 million and amended the interest rate applicable thereto.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of June 30, 2019, the Company’s portfolio consisted of 171 shopping centers (including 103 shopping centers owned through joint ventures).  At June 30, 2019, the Company owned approximately 43.3 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 14.3 million total square feet of GLA for Retail Value Inc. (“RVI”).  At June 30, 2019, the aggregate occupancy of the Company’s operating shopping center portfolio was 89.8%, and the average annualized base rent per occupied square foot was $17.98, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$8,894	$(11,712)	$36,301	$(74,248)
FFO attributable to common shareholders	$57,886	$49,436	$118,552	$82,591
Operating FFO attributable to common shareholders	$57,003	$90,492	$115,705	$188,242
Earnings (loss) per share – Diluted	$0.05	$(0.07)	$0.20	$(0.41)

For the six months ended June 30, 2019, net income attributable to common shareholders increased compared to the same period in the prior year, primarily due to lower debt extinguishment charges, transaction costs, impairment charges, interest expense, partially offset by the dilutive impact of asset sales and the spin-off of RVI.

Company Activity

Growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaption of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include a renewed focus on redevelopment and opportunistic investments.  Management intends to use proceeds from the sale of lower growth assets and other investments to fund opportunistic investing and redevelopment activity.  During the first six months of 2019, the Company sold six shopping centers for $208.8 million (including four shopping centers held in joint ventures), or $97.1 million at the Company’s share, and repurchased 1.2 million common shares for $14.1 million under the Company’s share repurchase program.

Company Highlights (Prior periods were restated to reflect the impact of asset sales and the spin-off of RVI)

During the six months ended June 30, 2019, the Company completed the following operational activities:

•

Leased approximately 1.6 million square feet including 113 new leases and 210 renewals for a total of 323 leases.  The remaining 2019 lease expirations as of June 30, 2019, aggregated approximately 1.1 million square feet of GLA, as compared to 3.0 million square feet of GLA as of December 31, 2018.  The remaining 1.1 million square feet represents approximately 38.5% of total annualized base rent of 2019 expiring leases as of December 31, 2018;

•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2018, the Company had 398 leases expiring in 2019, with an average base rent per square foot of $15.54.  For the comparable leases executed in the six months ended June 30, 2019, the Company generated positive leasing spreads on a pro rata basis of 13.7% for new leases and 6.2% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and for assets not under redevelopment;

•

The Company’s total portfolio average annualized base rent per square foot increased to $17.98 at June 30, 2019, on a pro rata basis, as compared to $17.86 at December 31, 2018, and $16.61 at June 30, 2018;

•	The aggregate occupancy of the Company’s operating shopping center portfolio was 89.8% at June 30, 2019, on a pro rata basis, as compared to 89.9% at December 31, 2018, and 90.5% at June 30, 2018 and
•

For new leases executed during the six months ended June 30, 2019, the Company expended a weighted-average cost of $6.85 per rentable square foot for tenant improvements and lease commissions over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2018, but excluding properties under development or redevelopment and those sold by the Company or included in the spin-off of RVI, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
Rental income	$112,274	$200,002	$(87,728)
Fee and other income	16,383	8,414	7,969
Business interruption income	—	3,100	(3,100)
Total revenues	$128,657	$211,516	$(82,859)

	Six Months
	Ended June 30,
	2019	2018	$ Change
Rental income(A)	$224,495	$403,768	$(179,273)
Fee and other income(B)	35,184	17,716	17,468
Business interruption income(C)	—	5,100	(5,100)
Total revenues	$259,679	$426,584	$(166,905)
(A)

The Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income” in the consolidated statements of operations for the three and six months ended June 30, 2019.  See further discussion of 2018 reclassification impact in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

The following table summarizes the key components of the 2019 rental income as compared to 2018:

	Three Months
	Ended June 30,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income	$80,810	$143,131	$(62,321)
Recoveries from tenants	27,987	50,558	(22,571)
Lease termination fees, ancillary and other rental income	2,709	6,313	(3,604)
Bad debt	768	N/A	768
Total contractual lease payments	$112,274	$200,002	$(87,728)

	Six Months
	Ended June 30,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income(1)	$162,165	$291,826	$(129,661)
Recoveries from tenants(2)	55,448	101,912	(46,464)
Lease termination fees, ancillary and other rental income	6,555	10,030	(3,475)
Bad debt(3)	327	N/A	327
Total contractual lease payments	$224,495	$403,768	$(179,273)
(1)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$2.8
Acquisition of shopping centers	1.7
Development or redevelopment properties	—
Transfers to unconsolidated joint ventures in 2018	(22.6)
Shopping centers sold or included in RVI spin-off	(112.4)
Straight-line rents	0.8
Total	$(129.7)

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios:  pro-rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro-Rata Combined Shopping Center Portfolio June 30,
	2019	2018
Centers owned	171	241
Aggregate occupancy rate	89.8%	90.5%
Average annualized base rent per occupied square foot	$17.98	$16.61

	Wholly-Owned Shopping Centers June 30,
	2019	2018
Centers owned	68	126
Aggregate occupancy rate	89.5%	90.5%
Average annualized base rent per occupied square foot	$18.53	$16.76

	Joint Venture Shopping Centers June 30,
	2019	2018
Centers owned	103	115
Aggregate occupancy rate	91.0%	91.4%
Average annualized base rent per occupied square foot	$14.91	$14.63

At June 30, 2019 and 2018, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.9% and 92.0%, respectively, and the average annualized base rent per occupied square foot was $18.31 and $18.01, respectively.

(2)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries were also impacted by major tenant bankruptcies and related occupancy loss.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 90.5% and 90.6% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2019 and 2018, respectively.  The percentage of recoveries from tenants was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the three and six months ended June 30, 2018.
(B)

Includes fees from joint ventures and RVI, which increased primarily due to fees earned from RVI of $17.4 million during the six months ended June 30, 2019, primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets. Included in the fees earned during the six months ended June 30, 2019, the Company recorded $2.6 million for RVI disposition fees and $1.8 million for the RVI refinancing fee.

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

(C)

Represents payments received in the first six months of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties, which were included in the RVI spin-off.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
Operating and maintenance	$18,743	$34,060	$(15,317)
Real estate taxes	17,798	30,478	(12,680)
Impairment charges	—	18,060	(18,060)
Hurricane property loss	—	224	(224)
General and administrative	14,932	17,276	(2,344)
Depreciation and amortization	40,060	72,462	(32,402)
	$91,533	$172,560	$(81,027)

	Six Months
	Ended June 30,
	2019	2018	$ Change
Operating and maintenance(A)	$37,584	$67,087	$(29,503)
Real estate taxes(A)	35,541	62,501	(26,960)
Impairment charges(B)	620	48,504	(47,884)
Hurricane property loss	—	974	(974)
General and administrative(C)	29,044	30,121	(1,077)
Depreciation and amortization(A)	82,668	146,886	(64,218)
	$185,457	$356,073	$(170,616)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(0.1)	$(1.6)	$(3.3)
Acquisition of shopping centers	0.5	0.2	1.4
Development or redevelopment properties	(0.1)	(0.8)	1.9
Transfers to unconsolidated joint ventures in 2018	(3.9)	(3.9)	(12.1)
Shopping centers sold or included in RVI spin-off	(25.9)	(20.9)	(52.1)
	$(29.5)	$(27.0)	$(64.2)
(B)

The Company recorded an impairment charge in the six months ended June 30, 2019 related to one operating shopping center marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 4.8% and 4.6% of total revenues, for the six months ended June 30, 2019 and 2018, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  The increase in the percentage is a result of the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced total revenue but had no impact on net income.

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $2.9 million and $6.2 million of costs on the Company’s consolidated statements of operations for the three and six months ended June 30, 2018, respectively, related to property management and services of the Company’s operating properties from General and Administrative to Operating and Maintenance.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
Interest income	$4,521	$5,016	$(495)
Interest expense	(21,087)	(44,913)	23,826
Other income (expense), net	(85)	(36,255)	36,170
	$(16,651)	$(76,152)	$59,501

	Six Months
	Ended June 30,
	2019	2018	$ Change
Interest income(A)	$9,042	$10,357	$(1,315)
Interest expense(B)	(42,813)	(88,953)	46,140
Other income (expense), net(C)	68	(97,862)	97,930
	$(33,703)	$(176,458)	$142,755
(A)

The decrease in the amount of interest income recognized primarily is due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) as a result of repayments by the joint ventures from asset sale proceeds (see “Sources and Uses of Capital” below).  The Company had a gross preferred investment including accrued interest of $248.5 million and $291.4 million at June 30, 2019 and June 30, 2018, respectively.  For the six months ended June 30, 2019, the Company received $13.6 million in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures in the future are expected to be used to repay the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

The weighted-average loan receivable outstanding and weighted-average interest rate, including loans to affiliates, are as follows:

	Six Months
	Ended June 30,
	2019	2018
Weighted-average loan receivable outstanding (in millions)	$266.2	$316.4
Weighted-average interest rate	6.9%	6.7%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Six Months
	Ended June 30,
	2019	2018
Weighted-average debt outstanding (in billions)	$1.9	$3.7
Weighted-average interest rate	4.4%	4.6%

The reduction in the weighted-average debt outstanding from the prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% and 4.6% at June 30, 2019 and June 30, 2018, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

(C)	For the six months ended June 30, 2018, the Company recorded $58.4 million of debt extinguishment costs and $36.5 million in transaction costs in anticipation of the spin-off of RVI on July 1, 2018.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
Equity in net income of joint ventures	$1,791	$3,821	$(2,030)
(Reserve) adjustment to preferred equity interests, net	(4,634)	1,625	(6,259)
Gain on disposition of real estate, net	213	29,508	(29,295)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(306)	(391)	85
Income attributable to non-controlling interests, net	(260)	(696)	436

	Six Months
	Ended June 30,
	2019	2018	$ Change
Equity in net income of joint ventures(A)	$2,834	$12,607	$(9,773)
Reserve of preferred equity interests, net(B)	(5,733)	(2,336)	(3,397)
Gain on disposition of real estate, net(C)	16,590	39,519	(22,929)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(578)	(373)	(205)
Income attributable to non-controlling interests, net	(565)	(952)	387
(A)

The decrease primarily was the result of lower gain on sale and the dilutive impact from the sale of joint venture assets in 2018 and 2019 offset by income of a newly formed joint venture in the fourth quarter of 2018.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.
(C)	The Company sold two shopping centers for a gross sales price of $67.0 million during the six months ended June 30, 2019.

Net Income (Loss) (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
Net income (loss) attributable to SITE Centers	17,277	(3,329)	20,606

	Six Months
	Ended June 30,
	2019	2018	$ Change
Net income (loss) attributable to SITE Centers	53,067	(57,482)	110,549

The increase in net income primarily is attributable to lower debt extinguishment charges, transaction costs, impairment charges and interest expense in 2019, partially offset by the dilutive impact of asset sales and the spin-off of RVI.

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

In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued NAREIT Funds From Operations White Paper - 2018 Restatement (the “2018 FFO White Paper”).  The purpose of the 2018 FFO White Paper was not to change the fundamental definition of FFO, but to clarify existing guidance and to consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper was effective starting with first quarter 2019 reporting.  The changes to the Company’s calculation of FFO resulting from the adoption of the 2018 FFO White Paper relate to the exclusion of gains or losses on the sale of land, as well as related impairments, gains or losses from changes in control and the reserve adjustment of preferred equity interests. The Company adopted changes in its calculation of FFO in 2019 on a retrospective basis.

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

These measures of performance are used by the Company for several business purposes and by other REITs.  The Company uses FFO and/or Operating FFO in part (i) as a disclosure to improve the understanding of the Company’s operating results among the investing public, (ii) as a measure of a real estate asset company’s performance, (iii) to influence acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2019	2018	$ Change
FFO attributable to common shareholders	$57,886	$49,436	$8,450
Operating FFO attributable to common shareholders	57,003	90,492	(33,489)

	Six Months
	Ended June 30,
	2019	2018	$ Change
FFO attributable to common shareholders	$118,552	$82,591	$35,961
Operating FFO attributable to common shareholders	115,705	188,242	(72,537)

The increase in FFO primarily was attributable to higher debt extinguishment and transaction costs in 2018 and the impact of the RVI spin-off in 2018.  The decrease in Operating FFO primarily was attributable to the dilutive impact of asset sales and the RVI spin-off partially offset by lower interest expense and higher fee income.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$8,894	$(11,712)	$36,301	$(74,248)
Depreciation and amortization of real estate investments	38,638	70,895	79,595	143,755
Equity in net income of joint ventures	(1,791)	(3,821)	(2,834)	(12,607)
Joint ventures' FFO(A)	7,696	6,641	15,671	13,811
Non-controlling interests (OP Units)	28	506	56	559
Impairment of real estate	—	18,060	620	48,504
Reserve (adjustment) of preferred equity interests	4,634	(1,625)	5,733	2,336
Gain on disposition of real estate, net	(213)	(29,508)	(16,590)	(39,519)
FFO attributable to common shareholders	57,886	49,436	118,552	82,591
RVI disposition and refinancing fees	(1,515)	—	(4,414)	—
Mark-to-market adjustment (PRSUs)	501	—	1,400	—
Hurricane property loss, net(B)	—	(89)	—	2,445
Debt extinguishment, transaction, other, net(C)	99	36,255	121	97,862
Separation charges	—	4,641	—	4,641
Joint ventures – debt extinguishment and other	32	249	46	703
Non-operating items, net	(883)	41,056	(2,847)	105,651
Operating FFO attributable to common shareholders	$57,003	$90,492	$115,705	$188,242

(A)

At June 30, 2019 and 2018, the Company had an economic investment in unconsolidated joint venture interests related to 102 and 114 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income attributable to unconsolidated joint ventures	$1,153	$12,623	$7,819	$36,028
Depreciation and amortization of real estate investments	36,969	37,299	76,473	76,976
Impairment of real estate	—	—	12,267	16,910
Loss (gain) on disposition of real estate, net	321	(12,356)	(15,645)	(50,376)
FFO	$38,443	$37,566	$80,914	$79,538
FFO at SITE Centers' ownership interests	$7,696	$6,641	$15,671	$13,811
Operating FFO at SITE Centers' ownership interests	$7,728	$6,890	$15,717	$14,515

(B)	The hurricane property loss is summarized as follows (in thousands):
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2018
Lost tenant revenue	$2,787	$6,570
Clean up costs and other uninsured expenses	224	975
Business interruption income	(3,100)	(5,100)
	$(89)	$2,445

(C)	Amounts included in other income/expense are as follows (in thousands):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Debt extinguishment costs, net	$87	$1,968	$96	$58,400
Transaction costs - RVI spin-off	—	31,431	—	36,516
Transaction and other (income) expense, net	12	2,856	25	2,946
	$99	$36,255	$121	$97,862

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

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to SITE Centers	$53,067	$(57,482)	$53,067	$(57,482)
Fee income	(32,538)	(15,306)	(32,538)	(15,306)
Interest income	(9,042)	(10,357)	(9,042)	(10,357)
Interest expense	42,813	88,953	42,813	88,953
Depreciation and amortization	82,668	146,886	82,668	146,886
General and administrative	29,044	30,121	29,044	30,121
Other (income) expense, net	(68)	97,862	(68)	97,862
Impairment charges	620	48,504	620	48,504
Hurricane property loss	—	974	—	974
Equity in net income of joint ventures	(2,834)	(12,607)	(2,834)	(12,607)
Reserve of preferred equity interests	5,733	2,336	5,733	2,336
Tax expense	578	373	578	373
Gain on disposition of real estate	(16,590)	(39,519)	(16,590)	(39,519)
Income from non-controlling interests	565	952	565	952
Consolidated NOI	$154,016	$281,690	$154,016	$281,690
SITE Centers' consolidated joint venture	—	—	(878)	(782)
Consolidated NOI, net of non-controlling interests	$154,016	$281,690	$153,138	$280,908

Net income from unconsolidated joint ventures	$7,819	$36,028	$2,345	$11,981
Interest expense	50,942	49,189	8,824	7,555
Depreciation and amortization	76,473	76,976	12,171	10,138
Impairment charges	12,267	16,910	2,453	846
Preferred share expense	10,943	12,825	547	641
Other expense, net	11,341	14,037	2,022	2,333
Gain on disposition of real estate, net	(15,645)	(50,376)	(1,525)	(9,325)
Unconsolidated NOI	$154,140	$155,589	$26,837	$24,169

Total Consolidated + Unconsolidated NOI	$308,156	$437,279	$179,975	$305,077
Less: Non-Same Store NOI adjustments	(19,158)	(154,835)	(13,746)	(144,916)
Total SSNOI	$288,998	$282,444	$166,229	$160,161

SSNOI % Change	2.3%		3.8%

The increase in SSNOI for the six months ended June 30, 2019 as compared to 2018 primarily is due to increases in the base rent per occupied square foot through lease renewal activity, rent commencement with respect to new leases, a one-time bankruptcy settlement with a tenant and bad debt favorability.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.9 billion at June 30, 2019 and December 31, 2018.

Revolving Credit Facilities

In July 2019, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility continues to provide for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new or existing lenders agree to provide the incremental commitments) and was amended to extend the maturity date to January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions), and to reduce the interest rate margins applicable to drawn amounts.  The Company intends to amend its existing unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), to reflect substantially the same terms as those contained in the amended and restated Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (1.2% at June 30, 2019), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0.20% at June 30, 2019).  The Company also pays an annual facility fee (0.25% at June 30, 2019) on the aggregate commitments applicable to each Revolving Credit Facility.  As a result of the July 2019 amendment, borrowings under the Unsecured Credit Facility as of August 1, 2019, bear interest at LIBOR plus 0.90% per annum or at the Alternative Base Rate, and the annual facility fee is 0.20% per annum on aggregate commitments.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of June 30, 2019, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2019.

Consolidated Indebtedness – as of June 30, 2019

The Company expects to fund its maturing indebtedness obligations from available cash, asset sales and joint venture activity, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  The Company has addressed all of its 2019 consolidated debt maturities.  In 2020, the Company has $40.6 million of consolidated mortgage debt maturing.  The Company had cash and cash equivalents of $9.4 million at June 30, 2019, as well as $895.0 million of borrowing capacity available on the Revolving Credit Facilities at June 30, 2019.

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

Unconsolidated Joint Ventures Mortgage Indebtedness – as of June 30, 2019

The outstanding indebtedness of the Company’s unconsolidated joint ventures at June 30, 2019, which matures in the subsequent 13-month period (July 2020), is as follows (in millions):

	Outstanding at June 30, 2019	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$293.7	$58.7
DDRTC Core Retail Fund, LLC(B)	113.6	17.0
BRE DDR Retail Holdings IV(A)	93.0	4.7
DDR SAU Retail Fund LLC(C)	21.2	4.3
Total debt maturities through July 2020	$521.5	$84.7
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Expected to be repaid or refinanced.
(C)	Expected to be refinanced.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2019	2018
Cash flow provided by operating activities	$120,209	$161,755
Cash flow provided by investing activities	8,432	325,063
Cash flow used for financing activities	(131,125)	(474,743)

Changes in cash flow for the six months ended June 30, 2019, compared to the prior comparable period are as follows:

Operating Activities:  Cash provided by operating activities decreased $41.5 million primarily due to the following:

•	Impact of asset sales and the spin-off of assets to RVI;
•	Reduction in interest expense and
•	Reduction in general and administrative expenses.

Investing Activities:  Cash provided by investing activities decreased $316.6 million primarily due to the following:

•	Decrease in proceeds of $230.4 million from disposition of real estate;
•	Increase in contributions, net to joint ventures of $57.5 million and
•	Reduction in repayment of joint venture advances of $32.3 million.

Financing Activities:  Cash used for financing activities decreased $343.6 million primarily due to the following:

•	Decrease in net debt repayments of $295.4 million;
•	Decrease of dividends paid of $67.3 million and
•	Increase in common share repurchases of $14.1 million.

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

In addition, the Company has receivables from RVI of $33.8 million at June 30, 2019, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company on July 1, 2018, and provided a guaranty, see discussion in “Contractual Obligations and Other Commitments,” included elsewhere herein.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $89.3 million and $157.4 million for the six months ended June 30, 2019 and 2018, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company for the six months ended June 30, 2019.

The Company declared a quarterly cash dividend of $0.20 per common share for each of the first two quarters of 2019.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250 million continuous equity program.  At July 29, 2019, the Company had all $250 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through June 30, 2019, the Company had repurchased under this program 4.3 million of its common shares in open market transactions at an aggregate cost of approximately $50.4 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Dispositions

During the six months ended June 30, 2019, the Company sold two consolidated shopping center properties, aggregating 0.3 million square feet, which generated proceeds totaling $67.0 million.  The Company recorded a net gain of $16.6 million.  In addition, the Company’s unconsolidated joint ventures sold four shopping center assets, aggregating 1.0 million square feet, which generated proceeds totaling $128.2 million, of which the Company’s proportionate share of the proceeds was $16.6 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $13.6 million.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At June 30, 2019, the $861.4 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Construction in Progress and Land at June 30, 2019, was approximately $14 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at June 30, 2019, the Company has invested approximately $71 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At June 30, 2019, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2019
Nassau Park Pavilion (Princeton, New Jersey)	1Q20	$12,199	$8,291
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	27,732	8,246
1000 Van Ness (San Francisco, California)	2Q20	4,810	—
West Bay Plaza (Phase II) (Cleveland, Ohio)	2Q22	12,000	137
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,929
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,166
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	765
Total		$95,556	$20,534

For redevelopment assets completed in 2019, the assets placed in service were completed at a cost of approximately $144 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.9 billion and $2.2 billion at June 30, 2019 and 2018, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At June 30, 2019, the Company’s capitalization consisted of $1.9 billion of debt, $525.0 million of preferred shares and $2.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $13.24, the closing price of the Company’s common shares on the New York Stock Exchange on June 28, 2019, the last trading day of June), resulting in a debt to total market capitalization ratio of 0.39 to 1.0, as compared to the ratio of 0.53 to 1.0 at June 30, 2018.  The closing price of the Company’s common shares on the New York Stock Exchange was $14.78 at June 29, 2018, the last trading day of June.  At

June  30, 2019 and 2018, the Company’s total debt consisted of $1.8 billion and $2.1 billion of fixed-rate debt, respectively, and $0.1 billion and $1.5 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until April 2020.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $28.3 million for its consolidated properties at June 30, 2019.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.2 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company continues to believe there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  This is evidenced by the continued stable leasing volumes, as new leases and renewals aggregating approximately two million square feet of space for the six months ended June 30, 2019, as well as approximately four million square feet of space for new leases and renewals for the year ended December 31, 2018, on a pro-rata basis.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.7% and Bed Bath & Beyond at 3.4%).  Other significant tenants include Best Buy, Ross Stores, GAP, Nordstrom Rack, Kroger, Whole Foods, Home Depot and Lowe’s, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories.  The Company expects these tenants to continue to provide a stable revenue base given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

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

The Company believes that its shopping center portfolio is strong, as evidenced by the historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At June 30, 2019, the shopping center portfolio occupancy was 89.8% and total portfolio average annualized base rent per occupied square foot was $17.98, on a pro rata basis.  The shopping center portfolio occupancy was 89.9% and the total portfolio average annualized base rent per occupied square foot was $17.86 at December 31, 2018, on a pro rata basis. At June 30, 2018, on a pro rata basis and restated to reflect the assets owned at December 31, 2018, the shopping center portfolio occupancy was 90.9% and the total portfolio average annualized base rent per occupied square foot was $17.65.  The decrease in occupancy rates primarily was attributable to anchor tenant bankruptcies and lease expirations.  Due largely to a number of recent anchor tenant bankruptcies, the Company has had to invest capital to re-lease those units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the six months ended June 30, 2019 was $2.68 per rentable square foot on a pro rata basis as compared to $2.34 per rentable square foot on a pro rata basis in 2018, reflecting a higher proportion of new leases executed with anchor tenants in 2019.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2019				December 31, 2018
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,734.2	5.9	4.3%	93.3%	$1,734.7	6.3	4.3%	92.1%
Variable-Rate Debt	$124.7	2.7	3.7%	6.7%	$149.7	3.1	3.8%	7.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2019				December 31, 2018
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,126.8	$216.7	4.6	4.3%	$1,156.0	$218.6	5.1	4.3%
Variable-Rate Debt	$717.8	$90.6	1.0	4.2%	$1,056.5	$141.3	0.6	4.2%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at June 30, 2019 and December 31, 2018, is summarized as follows (in millions):

	June 30, 2019			December 31, 2018
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,734.2	$1,816.1	$1,726.3	$1,734.7	$1,729.1	$1,638.7
Company's proportionate share of joint venture fixed-rate debt	$216.7	$219.7	$211.3	$218.6	$214.9	$206.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2019, would result in an increase in interest expense of approximately $0.6 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2019.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2019, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2019	674	$13.67	—	—
May 1–31, 2019	28	13.25
June 1–30, 2019	28	12.79
Total	730	$13.62	—	$49.6	(2)

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of July 29, 2019, the Company had repurchased 4.3 million of its common shares in the aggregate at a cost of $50.4 million and a weighted-average cost of $11.74 per share under the program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

4.1

Third Amended and Restated Credit Agreement, dated as of July 26, 2019, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 29, 2019 (File No. 001-11690))

10.1	Instrument of Termination of the Directors Deferred Compensation Plan [2]

10.2	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement) [2]

10.3	Elective Deferred Compensation Plan (May 9, 2019 Restatement) [2]

10.4	Adoption Agreement 2005 Elective Deferred Compensation Plan (May 9, 2019 Restatement) [2]

10.5	2005 Equity Deferred Compensation Plan (May 9, 2019 Restatement) [2]

10.6	2019 Equity and Incentive Compensation Plan (incorporated by reference to Registration Statement on Form S-8 (File No. 333-231319) filed with the SEC on May 9, 2019)

10.7	Form of 2019 Plan Restricted Share Units Award Memorandum [2]

10.8	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – CEO & CFO [2]

10.9	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – COO [2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 [2]

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document [2]

101.SCH	XBRL Taxonomy Extension Schema Document [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 5, 2019