Form 10-Q
period 2019-09-30
SITE Centers Corp.
filed 2019-11-04
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 193,803,971 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2019

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Land	$857,782	$873,548
Buildings	3,209,229	3,251,030
Fixtures and tenant improvements	466,394	448,371
	4,533,405	4,572,949
Less: Accumulated depreciation	(1,255,110)	(1,172,357)
	3,278,295	3,400,592
Construction in progress and land	76,525	54,917
Total real estate assets, net	3,354,820	3,455,509
Investments in and advances to joint ventures, net	330,879	329,623
Investment in and advances to affiliate	206,668	223,985
Cash and cash equivalents	23,727	11,087
Restricted cash	2,296	2,563
Accounts receivable	60,655	67,335
Other assets, net	120,816	116,229
	$4,099,861	$4,206,331
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,647,474	$1,646,007
Term loan, net	99,417	49,655
Revolving credit facilities	—	100,000
	1,746,891	1,795,662
Mortgage indebtedness, net	86,392	88,743
Total indebtedness	1,833,283	1,884,405
Accounts payable and other liabilities	214,430	203,662
Dividends payable	44,643	45,262
Total liabilities	2,092,356	2,133,329
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	175,000	175,000
Class J—6.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	200,000	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 184,718,192 and 184,711,545 shares issued at September 30, 2019 and December 31, 2018, respectively	18,472	18,471
Additional paid-in capital	5,547,534	5,544,220
Accumulated distributions in excess of net income	(4,037,373)	(3,980,151)
Deferred compensation obligation	8,070	8,193
Accumulated other comprehensive loss	(757)	(1,381)
Less: Common shares in treasury at cost: 4,469,878 and 3,373,114 shares at September 30, 2019 and December 31, 2018, respectively	(56,520)	(44,278)
Total SITE Centers shareholders' equity	2,004,426	2,070,074
Non-controlling interests	3,079	2,928
Total equity	2,007,505	2,073,002
	$4,099,861	$4,206,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2019	2018
Revenues from operations:
Rental income	$108,060	$126,148
Fee and other income	13,580	16,163
Business interruption income	885	1,784
	122,525	144,095
Rental operation expenses:
Operating and maintenance	16,738	18,386
Real estate taxes	16,721	21,211
Impairment charges	2,750	19,890
Hurricane property credit	—	(157)
General and administrative	15,304	15,232
Depreciation and amortization	40,732	49,629
	92,245	124,191
Other income (expense):
Interest income	4,616	5,055
Interest expense	(21,160)	(26,962)
Other income (expense), net	(322)	(1,454)
	(16,866)	(23,361)
Income (loss) before earnings from equity method investments and other items	13,414	(3,457)
Equity in net income (loss) of joint ventures	2,612	(2,920)
Reserve of preferred equity interests, net	(6,373)	(2,201)
Gain on disposition of real estate, net	14,497	124
Income (loss) before tax expense	24,150	(8,454)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(249)	(238)
Net income (loss)	$23,901	$(8,692)
Income attributable to non-controlling interests, net	(271)	(239)
Net income (loss) attributable to SITE Centers	$23,630	$(8,931)
Preferred dividends	(8,382)	(8,382)
Net income (loss) attributable to common shareholders	$15,248	$(17,313)

Per share data:
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2019	2018
Revenues from operations:
Rental income	$332,555	$529,916
Fee and other income	48,764	33,879
Business interruption income	885	6,884
	382,204	570,679
Rental operation expenses:
Operating and maintenance	54,322	85,473
Real estate taxes	52,262	83,712
Impairment charges	3,370	68,394
Hurricane property loss	—	817
General and administrative	44,348	45,353
Depreciation and amortization	123,400	196,515
	277,702	480,264
Other income (expense):
Interest income	13,658	15,412
Interest expense	(63,973)	(115,915)
Other income (expense), net	(254)	(99,316)
	(50,569)	(199,819)
Income (loss) before earnings from equity method investments and other items	53,933	(109,404)
Equity in net income of joint ventures	5,446	9,687
Reserve of preferred equity interests, net	(12,106)	(4,537)
Gain on disposition of real estate, net	31,087	39,643
Income (loss) before tax expense	78,360	(64,611)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(827)	(611)
Net income (loss)	$77,533	$(65,222)
Income attributable to non-controlling interests, net	(836)	(1,191)
Net income (loss) attributable to SITE Centers	$76,697	$(66,413)
Preferred dividends	(25,148)	(25,148)
Net income (loss) attributable to common shareholders	$51,549	$(91,561)

Per share data:
Basic	$0.28	$(0.50)
Diluted	$0.28	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$23,901	$(8,692)	$77,533	$(65,222)
Other comprehensive income (loss):
Foreign currency translation, net	(105)	311	273	(402)
Change in fair value of interest-rate contracts	—	(9)	—	(10)
Change in cash flow hedges reclassed to earnings	117	117	351	351
Total other comprehensive income (loss)	12	419	624	(61)
Comprehensive income (loss)	$23,913	$(8,273)	$78,157	$(65,283)
Total comprehensive income attributable to non-controlling interests	(271)	(294)	(836)	(1,117)
Total comprehensive income (loss) attributable to SITE Centers	$23,642	$(8,567)	$77,321	$(66,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	1	(1)	—	—	—	—	—	-
Repurchase of common shares	—	—	—	—	—	—	(14,069)	—	(14,069)
Stock-based compensation, net	—	—	2,188	—	(147)	—	1,688	—	3,729
Distributions to non-controlling interests	—	—	—	—	—	—	—	(379)	(379)
Dividends declared-common shares	—	—	—	(72,510)	—	—	—	—	(72,510)
Dividends declared-preferred shares	—	—	—	(16,766)	—	—	—	—	(16,766)
Comprehensive income	—	—	—	53,067	—	612	—	565	54,244
Balance, June 30, 2019	525,000	18,472	5,546,407	(4,016,360)	8,046	(769)	(56,659)	3,114	2,027,251
Issuance of common shares related to stock plans	—	—	21	—	—	—	—	—	21
Stock-based compensation, net	—	—	1,106	—	24	—	139	—	1,269
Distributions to non-controlling interests	—	—	—	—	—	—	—	(306)	(306)
Dividends declared-common shares	—	—	—	(36,261)	—	—	—	—	(36,261)
Dividends declared-preferred shares	—	—	—	(8,382)	—	—	—	—	(8,382)
Comprehensive income	—	—	—	23,630	—	12	—	271	23,913
Balance, September 30, 2019	$525,000	$18,472	$5,547,534	$(4,037,373)	$8,070	$(757)	$(56,520)	$3,079	$2,007,505

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	39	5,891	—	—	—	—	—	5,930
Stock-based compensation, net	—	—	4,986	—	(1,059)	—	976	—	4,903
Distributions to non-controlling interests	—	—	—	—	—	—	—	(837)	(837)
Redemption of OP Units	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared-common shares	—	—	—	(140,611)	—	—	—	—	(140,611)
Dividends declared-preferred shares	—	—	—	(16,766)	—	—	—	—	(16,766)
Comprehensive (loss) income	—	—	—	(57,482)	—	(351)	—	823	(57,010)
Balance, June 30, 2018	525,000	18,465	5,543,006	(3,397,993)	7,718	(1,457)	(7,304)	4,903	2,692,338
Issuance of common shares related to stock plans	—	2	37	—	—	—	—	—	39
Stock-based compensation, net	—	—	(94)	—	756	—	(750)	—	(88)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(213)	(213)
Dividends declared-common shares	—	—	—	(37,024)	—	—	—	—	(37,024)
Dividends declared-preferred shares	—	—	—	(8,382)	—	—	—	—	(8,382)
RVI spin-off	—	—	—	(663,406)	—	—	—	—	(663,406)
Comprehensive (loss) income	—	—	—	(8,931)	—	364	—	294	(8,273)
Balance, September 30, 2018	$525,000	$18,467	$5,542,949	$(4,115,736)	$8,474	$(1,093)	$(8,054)	$4,984	$1,974,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$77,533	$(65,222)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	123,400	196,515
Stock-based compensation	9,582	5,344
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,055	15,209
Loss on extinguishment of debt	—	49,049
Equity in net income of joint ventures	(5,446)	(9,687)
Reserve of preferred equity interests, net	12,106	4,537
Operating cash distributions from joint ventures	7,693	6,077
Gain on disposition of real estate, net	(31,087)	(39,643)
Impairment charges	3,370	68,394
Cash paid for interest rate hedging activities	—	(4,538)
Assumption of building due to ground lease termination	—	(2,150)
Change in notes receivable accrued interest	206	1,020
Net change in accounts receivable	4,233	(2,908)
Transaction costs related to RVI spin-off	—	(27,203)
Net change in accounts payable and accrued expenses	(7,124)	15,256
Net change in other operating assets and liabilities	(8,101)	(12,581)
Total adjustments	111,887	262,691
Net cash flow provided by operating activities	189,420	197,469
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(80,197)	(95,357)
Proceeds from disposition of real estate	107,101	301,479
Hurricane property insurance advance proceeds	—	20,193
Equity contributions to joint ventures	(47,020)	(170)
Distributions from unconsolidated joint ventures	15,329	30,350
Repayment of joint venture advances	17,418	68,146
Net transactions with RVI	17,000	(33,681)
Net cash flow provided by investing activities	29,631	290,960
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(100,000)	105,000
Repayment of senior notes	—	(947,014)
Repayment of term loan and mortgage debt	(1,669)	(759,970)
Payment of debt issuance costs	(5,006)	(32,825)
Proceeds from mortgage payable and term loan	50,000	1,350,000
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(708)	5,048
Repurchase of common shares	(14,069)	—
Redemption of operating partnership units	—	(736)
Contribution of assets to RVI	—	(52,358)
Distributions to non-controlling interests and redeemable operating partnership units	(685)	(1,097)
Dividends paid	(134,539)	(235,926)
Net cash flow used for financing activities	(206,676)	(569,878)

Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,375	(81,449)
Cash, cash equivalents and restricted cash, beginning of period	13,650	94,724
Cash, cash equivalents and restricted cash, end of period	$26,023	$13,273

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $164.3 million and $192.2 million as of September 30, 2019 and December 31, 2018, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $1.4 million and $11.5 million of contractual lease payments from Fee and Other Income to Rental Income within total revenues on its consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2019	2018
Dividends declared, but not paid	$44.6	$45.4
Accounts payable related to construction in progress	14.9	8.2
Assumption of building due to ground lease termination	—	2.2
Contribution of net assets to RVI	—	663.4
Receivable and reduction of real estate assets, net - related to hurricane	—	7.8
Conversion of Operating Partnership Units	—	0.9

Common Shares

The Company declared common share dividends of $0.20 per share for each of the three months ended September 30, 2019 and 2018, and $0.60 per share and $0.96 per share for the nine months ended September 30, 2019 and 2018, respectively.

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

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, and is recognized in the period earned as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenue from contracts:
Asset and property management fees	$9,751	$10,501	$32,392	$20,982
Leasing commissions	1,036	1,818	3,916	4,752
Development fees	552	393	1,497	1,021
Disposition fees	546	1,622	3,263	1,622
Credit facility guaranty and refinancing fees	60	60	1,860	60
Total revenue from contracts with customers	11,945	14,394	42,928	28,437
Other property income:
Other	1,635	1,769	5,836	5,442
Total fee and other income	$13,580	$16,163	$48,764	$33,879

3.	Investments in and Advances to Joint Ventures

At September 30, 2019 and December 31, 2018, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 102 and 106 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2019	December 31, 2018
Condensed Combined Balance Sheets
Land	$957,434	$1,004,289
Buildings	2,710,289	2,804,027
Fixtures and tenant improvements	230,656	221,412
	3,898,379	4,029,728
Less: Accumulated depreciation	(968,414)	(935,921)
	2,929,965	3,093,807
Construction in progress and land	54,198	56,498
Real estate, net	2,984,163	3,150,305
Cash and restricted cash	88,934	94,111
Receivables, net	39,820	44,702
Other assets, net	164,641	186,693
	$3,277,558	$3,475,811

Mortgage debt	$1,844,940	$2,212,503
Notes and accrued interest payable to the Company	6,105	5,182
Other liabilities	153,788	161,372
	2,004,833	2,379,057
Redeemable preferred equity – SITE Centers (A)	263,316	274,493
Accumulated equity	1,009,409	822,261
	$3,277,558	$3,475,811

Company's share of accumulated equity	$172,567	$145,786
Redeemable preferred equity, net (B)	162,730	189,891
Basis differentials	(8,114)	(8,536)
Deferred development fees, net of portion related to the Company's interest	(2,409)	(2,700)
Amounts payable to the Company	6,105	5,182
Investments in and Advances to Joint Ventures, net	$330,879	$329,623

(A)	Includes PIK that the Company has accrued since March 2017 of $16.1 million and $12.2 million at September 30, 2019 and December 31, 2018, respectively, which, in each case, was fully reserved.
(B)	Amount is net of the valuation allowance of $84.5 million and $72.4 million and the fully reserved PIK of $16.1 million and $12.2 million at September 30, 2019 and December 31, 2018, respectively.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Condensed Combined Statements of Operations
Revenues from operations(A)	$105,223	$103,217	$319,906	$325,501
Expenses from operations:
Operating expenses	28,798	29,577	89,341	96,272
Impairment charges	—	87,880	12,267	104,790
Depreciation and amortization	36,867	34,332	113,340	111,308
Interest expense	22,530	23,126	73,472	72,315
Preferred share expense	5,544	6,249	16,487	19,074
Other expense, net	5,017	5,460	16,358	19,497
	98,756	186,624	321,265	423,256
Income (loss) before gain on disposition of real estate	6,467	(83,407)	(1,359)	(97,755)
(Loss) gain on disposition of real estate, net	(440)	32,548	15,205	82,924
Net income (loss) attributable to unconsolidated joint ventures	$6,027	$(50,859)	$13,846	$(14,831)
Company's share of equity in net income (loss) of joint ventures	$2,404	$(7,669)	$4,851	$4,310
Basis differential adjustments(B)	208	4,749	595	5,377
Equity in net income (loss) of joint ventures	$2,612	$(2,920)	$5,446	$9,687
(A)	Revenue from operations is subject to leasing or other standards.
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Joint Ventures (as defined below) are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenue from contracts:
Asset and property management fees	$4.7	$4.0	$14.8	$14.5
Development fees, leasing commissions and other	1.2	1.5	3.7	5.1
Total revenue from contracts with customers	5.9	5.5	18.5	19.6
Other:
Interest income	4.2	4.8	12.6	14.6
Other	0.8	0.7	2.3	1.9
Total fee and other income	$10.9	$11.0	$33.4	$36.1

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

BRE DDR Joint Ventures

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

The Preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)				Properties Owned
	Formation	Initial	September 30, 2019	Valuation Allowance	Net of Reserve	Inception	September 30, 2019
BRE DDR III	2014	$300.0	$178.9	$(73.2)	$105.7	70	14
BRE DDR IV	2015	82.6	64.1	(11.3)	52.8	6	5
		$382.6	$243.0	$(84.5)	$158.5

The Company reassessed the aggregate valuation allowance at September 30, 2019, with respect to its preferred investments in the BRE DDR Joint Ventures.  Based upon actual timing and values of recent property sales, as well as current market assumptions, the Company adjusted the aggregate valuation allowance by an increase of $6.4 million and $12.1 million for the three and nine months ended September 30, 2019, respectively, resulting in a net valuation allowance of $84.5 million.  The valuation allowance is recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

Disposition of Shopping Centers

From January 1, 2019 to September 30, 2019, the Company’s joint ventures sold four shopping centers for $129.5 million, of which the Company’s share of the gain on sale was $1.5 million.

4.	Investment in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million and had receivables from RVI of $16.7 million and $34.0 million at September 30, 2019 and December 31, 2018, respectively, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company, which occurred on July 1, 2018.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Asset and property management fees	$5.1	$6.5	$16.6	$6.5
Leasing commissions	0.4	0.7	1.8	0.7
Disposition fees	0.5	1.6	3.2	1.6
Credit facility guaranty and refinancing fees	0.1	0.1	1.9	0.1
Total revenue from contracts with RVI	6.1	8.9	23.5	8.9

5.	Other Assets, net

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$21,952	$30,703
Above-market leases, net	3,272	6,833
Lease origination costs	3,015	4,045
Tenant relations, net	27,747	35,838
Total intangible assets, net(A)	55,986	77,419
Operating lease ROU assets(B)	21,628	—
Notes receivable	19,670	19,675
Other assets:
Prepaid expenses	6,593	5,372
Other assets	4,206	3,612
Deposits	4,108	4,384
Deferred charges, net	8,625	5,767
Total other assets, net	$120,816	$116,229
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $4.2 million and $18.1 million for the three months ended September 30, 2019 and 2018, respectively, and $13.5 million and $28.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on the Company’s outstanding public debt, as well as comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground and office leases; however, these options were not considered as part of the lease term when calculating the lease liability, as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	September 30, 2019
Operating Lease ROU Assets	Other Assets, Net	$21,628

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$40,518

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative for its office leases are as follows (in thousands):

	Three Months Ended	Nine Months Ended
Classification	September 30, 2019	September 30, 2019
Operating and Maintenance	$788	$2,822
General and Administrative(A)	852	2,065
Total lease costs	$1,640	$4,887
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Weighted-Average Remaining Lease Term	35.7 years
Weighted-Average Discount Rate	7.3%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$2,394

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

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$306,740	$3,253
2020	279,374	4,070
2021	243,379	4,080
2022	202,371	3,928
2023	150,909	3,417
Thereafter	417,296	120,825
	$1,600,069	$139,573

As determined under Topic 842, maturities of lease liabilities were as follows for the 12-month periods ending September 30, (in thousands):

Year	September 30,
2020	$4,137
2021	4,150
2022	4,114
2023	3,542
2024	3,516
Thereafter	118,216
Total lease payments	137,675
Less imputed interest	(97,157)
Total	$40,518

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions as determined under Topic 842 for such premises for the 12-month periods ending September 30, were as follows (in thousands):

Year Ending	September 30,
2020	$315,868
2021	288,171
2022	249,158
2023	199,433
2024	152,146
Thereafter	441,305
Total	$1,646,081

7.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at September 30, 2019	Weighted-Average Interest Rate at September 30, 2019	Maturity Date
Unsecured Credit Facility	$—	N/A	January 2024
PNC Facility	—	N/A	January 2024

In July 2019, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and was amended to extend the maturity date to January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2019.

In August 2019, the Company also amended its $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”, the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) to reflect substantially the same terms as those contained in the Unsecured Credit Facility.  Additionally, the Company has provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at September 30, 2019) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2019).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2019.
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

The carrying values and the estimated fair values are summarized as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,647,474	$1,753,587	$1,646,007	$1,639,827
Revolving Credit Facilities and term loans	99,417	100,179	149,655	150,533
Mortgage Indebtedness	86,392	88,118	88,743	89,228
	$1,833,283	$1,941,884	$1,884,405	$1,879,588

9.	Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2018	$(1,641)	$260	$(1,381)
Other comprehensive income before reclassifications	—	273	273
Change in cash flow hedges reclassed to earnings(A)	351	—	351
Net current-period other comprehensive income	351	273	624
Balance, September 30, 2019	$(1,290)	$533	$(757)
(A)

Amortization classified in Interest Expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2019, which was previously recognized in Accumulated Other Comprehensive Loss.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Assets marketed for sale(A)	$—	$5.8	$0.6	$5.8
Assets included in the spin-off of RVI(B)	—	14.1	—	62.6
Undeveloped land(A)	2.8	—	2.8	—
Reserve of preferred equity interests(C)	6.4	2.2	12.1	4.5
Total impairment charges	$9.2	$22.1	$15.5	$72.9

(A)	The impairments recorded during the nine months ended September 30, 2019, were triggered by indicative bids received.
(B)	In 2018, charges were triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017.
(C)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

The following table presents information about the Company’s impairment charges and reserves on both financial and nonfinancial assets that were measured on a fair value basis for the nine months ended September 30, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2019
Long-lived assets held and used	$—	$—	$5.0	$5.0	$3.4
Preferred equity interests	—	—	158.5	158.5	12.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
Description	September 30, 2019	Valuation Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$5.0	Indicative Bid(A)	Indicative Bid(A)	N/A
Reserve of preferred equity interests	158.5	Discounted Cash Flow	Discount Rate	8.8%-9.6%
			Terminal Capitalization Rate	8.0%-8.9%
			NOI Growth Rate	1%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Numerators – Basic and Diluted
Net income (loss)	$23,901	$(8,692)	$77,533	$(65,222)
Plus: Income attributable to non-controlling interests	(271)	(239)	(836)	(1,191)
Less: Preferred dividends	(8,382)	(8,382)	(25,148)	(25,148)
Less: Earnings attributable to unvested shares and operating partnership units	(174)	(119)	(520)	(971)
Net income (loss) attributable to common shareholders after allocation to participating securities	$15,074	$(17,432)	$51,029	$(92,532)
Denominators – Number of Shares
Basic—Average shares outstanding	180,567	184,655	180,555	184,616
Assumed conversion of diluted securities	940	—	1,064	—
Diluted—Average shares outstanding	181,507	184,655	181,619	184,616
Earnings (Loss) Per Share:
Basic	$0.08	$(0.09)	$0.28	$(0.50)
Diluted	$0.08	$(0.09)	$0.28	$(0.50)

Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2019 and March 2018 were dilutive and the PRSUs issued in March 2017 were anti-dilutive in the computation of EPS for the three and nine months ended September 30, 2019.  PRSUs issued in March 2018 and March 2017 were not considered in the computation of diluted EPS for the three and nine months ended September 30, 2018, as the calculation was anti-dilutive.  For the three and nine months ended September 30, 2019, the Company recorded a mark-to-market adjustment of $1.4 million and $2.8 million, respectively, primarily in connection with the PRSUs issued in March 2018.

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2019, the Company repurchased 1.2 million shares at a cost of $14.1 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.
12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$108,060	$—	$—	$108,060
Other income	13,567	13	—	13,580
Business interruption income	—	—	885	885
Total revenues	121,627	13	885	122,525
Rental operation expenses	(33,456)	(3)	—	(33,459)
Net operating income	88,171	10	885	89,066
Impairment charges	(2,750)			(2,750)
Depreciation and amortization	(40,732)			(40,732)
Interest income		4,616		4,616
Other income (expense), net			(322)	(322)
Unallocated expenses(A)			(36,464)	(36,464)
Equity in net income of joint ventures	2,612			2,612
Reserve of preferred equity interests, net		(6,373)		(6,373)
Gain on disposition of real estate, net	14,497			14,497
Income before tax expense				$24,150

	Three Months Ended September 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$126,148	$—	$—	$126,148
Other income	16,149	14	—	16,163
Business interruption income	—	—	1,784	1,784
Total revenues	142,297	14	1,784	144,095
Rental operation expenses	(39,597)	—	—	(39,597)
Net operating income	102,700	14	1,784	104,498
Impairment charges	(19,890)			(19,890)
Hurricane property credit, net			157	157
Depreciation and amortization	(49,629)			(49,629)
Interest income		5,055		5,055
Other income (expense), net			(1,454)	(1,454)
Unallocated expenses(A)			(42,194)	(42,194)
Equity in net loss of joint ventures	(2,920)			(2,920)
Reserve of preferred equity interests, net		(2,201)		(2,201)
Gain on disposition of real estate, net	124			124
Loss before tax expense				$(8,454)

	Nine Months Ended September 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$332,555	$—	$—	$332,555
Other income	48,722	42	—	48,764
Business interruption income	—	—	885	885
Total revenues	381,277	42	885	382,204
Rental operation expenses	(106,574)	(10)	—	(106,584)
Net operating income	274,703	32	885	275,620
Impairment charges	(3,370)			(3,370)
Depreciation and amortization	(123,400)			(123,400)
Interest income		13,658		13,658
Other income (expense), net			(254)	(254)
Unallocated expenses(A)			(108,321)	(108,321)
Equity in net income of joint ventures	5,446			5,446
Reserve of preferred equity interests, net		(12,106)		(12,106)
Gain on disposition of real estate, net	31,087			31,087
Income before tax expense				$78,360

As of September 30, 2019:
Total gross real estate assets	$4,609,930			$4,609,930
Notes receivable, net(B)		$182,400	$(162,730)	$19,670

	Nine Months Ended September 30, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$529,916	$—	$—	$529,916
Other income	33,836	43	—	33,879
Business interruption income	5,100	—	1,784	6,884
Total revenues	568,852	43	1,784	570,679
Rental operation expenses	(169,185)	—	—	(169,185)
Net operating income	399,667	43	1,784	401,494
Impairment charges	(68,394)			(68,394)
Hurricane property (loss) credit, net	(974)		157	(817)
Depreciation and amortization	(196,515)			(196,515)
Interest income		15,412		15,412
Other income (expense), net			(99,316)	(99,316)
Unallocated expenses(A)			(161,268)	(161,268)
Equity in net income of joint ventures	9,687			9,687
Reserve of preferred equity interests, net		(4,537)		(4,537)
Gain on disposition of real estate, net	39,643			39,643
Loss before tax expense				$(64,611)

As of September 30, 2018:
Total gross real estate assets	$5,171,227			$5,171,227
Notes receivable, net(B)		$223,748	$(204,078)	$19,670

(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes loans to affiliates classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

13.	Subsequent Events

In October 2019, the Company purchased a shopping center in Austin, Texas, for $12.6 million.

In October 2019, the Company issued 13.225 million common shares resulting in net proceeds of approximately $195.0 million.

In October 2019, the Company provided notice of its intent to redeem all $200.0 million aggregate liquidation preference of its 6.5% Class J Cumulative Redeemable Preferred Shares (the “Class J Preferred Shares”) at a redemption price of $500 per Class J Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.7917 per Class J Preferred Share (or $0.1896 per depository share). The Company expects to record a non-cash charge of approximately $7.2 million to net income attributable to common shareholders in the fourth quarter of 2019 relating to the write-off of the Class J Preferred Shares’ original issuance costs.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of September 30, 2019, the Company’s portfolio consisted of 169 shopping centers (including 103 shopping centers owned through joint ventures).  At September 30, 2019, the Company owned approximately 43.1 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 13.6 million total square feet of GLA for Retail Value Inc. (“RVI”).  At September 30, 2019, the aggregate occupancy of the Company’s operating shopping center portfolio was 91.0%, and the average annualized base rent per occupied square foot was $18.04, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$15,248	$(17,313)	$51,549	$(91,561)
FFO attributable to common shareholders	$55,117	$62,880	$173,669	$145,471
Operating FFO attributable to common shareholders	$55,374	$61,003	$171,079	$249,245
Earnings (loss) per share – Diluted	$0.08	$(0.09)	$0.28	$(0.50)

For the nine months ended September 30, 2019, net income attributable to common shareholders increased compared to the same period in the prior year, primarily due to lower debt extinguishment charges, transaction costs, impairment charges and interest expense, partially offset by the dilutive impact of the contribution of assets to the Dividend Trust Portfolio joint venture formed in late 2018 and the spin-off of RVI.

Company Activity

Growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaption of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include a focus on opportunistic investments and redevelopment.  Management intends to use proceeds from the sale of lower growth assets and other investments to fund opportunistic investing and redevelopment activity.  During the first nine months of 2019, the Company sold eight shopping centers for $247.9 million (including four shopping centers held in joint ventures), or $135.1 million at the Company’s share, and repurchased 1.2 million common shares for $14.1 million under the Company’s share repurchase program. In addition, in September 2019, the Company received aggregate proceeds of $17.0 million related to the partial repayment of amounts owed by RVI pursuant to the terms of its separation agreement with the Company and in October 2019, the Company also received $12.0 million related to the repayment of a loan investment.  In October 2019, the Company acquired a shopping center in Austin, Texas for $12.6 million.

Company Highlights (Prior periods were restated to reflect the impact of asset sales and the spin-off of RVI)

During the nine months ended September 30, 2019, the Company completed the following operational activities:

•	Leased approximately 2.3 million square feet including 173 new leases and 334 renewals for a total of 507 leases. The Company has addressed substantially all of its 2019 lease expirations;
•

The Company continued to execute both new leases and renewals at positive rental spreads, which contributed to the increase in the average annualized base rent per square foot.  At December 31, 2018, the Company had 398 leases expiring in 2019, with an average base rent per square foot of $15.54.  For the comparable leases executed in the nine months ended September 30, 2019, the Company generated positive leasing spreads on a pro rata basis of 13.8% for new leases and 5.6% for renewals.  The Company’s leasing spread calculation only includes deals that were executed within one year of the date the prior tenant vacated and for assets not under redevelopment;

•

The Company’s total portfolio average annualized base rent per square foot increased to $18.04 at September 30, 2019, on a pro rata basis, as compared to $17.86 at December 31, 2018, and $17.47 at September 30, 2018;

•

The aggregate occupancy of the Company’s operating shopping center portfolio was 91.0% at September 30, 2019, on a pro rata basis, as compared to 89.9% at December 31, 2018, and 90.4% at September 30, 2018 and

•

For new leases executed during the nine months ended September 30, 2019, the Company expended a weighted-average cost of $6.33 per rentable square foot for tenant improvements and lease commissions over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2018, but excluding properties under development or redevelopment and those sold by the Company or included in the spin-off of RVI, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2019	2018	$ Change
Rental income	$108,060	$126,148	$(18,088)
Fee and other income	13,580	16,163	(2,583)
Business interruption income	885	1,784	(899)
Total revenues	$122,525	$144,095	$(21,570)

	Nine Months
	Ended September 30,
	2019	2018	$ Change
Rental income(A)	$332,555	$529,916	$(197,361)
Fee and other income(B)	48,764	33,879	14,885
Business interruption income(C)	885	6,884	(5,999)
Total revenues	$382,204	$570,679	$(188,475)
(A)

The Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”), using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income” in the consolidated statements of operations for the three and nine months ended September 30, 2019.  See further discussion of 2018 reclassification impact in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

The following table summarizes the key components of the 2019 rental income as compared to 2018:

	Three Months
	Ended September 30,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income	$80,864	$92,759	$(11,895)
Recoveries from tenants	26,018	31,951	(5,933)
Lease termination fees, ancillary and other rental income	1,683	1,438	245
Bad debt	(505)	N/A	(505)
Total contractual lease payments	$108,060	$126,148	$(18,088)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income(1)	$243,029	$384,585	$(141,556)
Recoveries from tenants(2)	81,466	133,863	(52,397)
Lease termination fees, ancillary and other rental income	8,238	11,468	(3,230)
Bad debt(3)	(178)	N/A	(178)
Total contractual lease payments	$332,555	$529,916	$(197,361)
(1)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$3.8
Acquisition of shopping centers	2.6
Development or redevelopment properties	(0.6)
Transfers to unconsolidated joint ventures in 2018	(34.2)
Shopping centers sold or included in RVI spin-off	(114.3)
Straight-line rents	1.1
Total	$(141.6)

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios:  pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio September 30,
	2019	2018
Centers owned	169	182
Aggregate occupancy rate	91.0%	90.4%
Average annualized base rent per occupied square foot	$18.04	$17.47

	Wholly-Owned Shopping Centers September 30,
	2019	2018
Centers owned	66	78
Aggregate occupancy rate	91.0%	90.3%
Average annualized base rent per occupied square foot	$18.59	$17.83

	Joint Venture Shopping Centers September 30,
	2019	2018
Centers owned	103	104
Aggregate occupancy rate	90.8%	91.2%
Average annualized base rent per occupied square foot	$14.90	$14.63

At September 30, 2019 and 2018, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 93.2% and 92.6%, respectively, and the average annualized base rent per occupied square foot was $18.42 and $18.10, respectively.

(2)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries were also impacted by major tenant bankruptcies and related occupancy loss.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 80.7% and 81.1% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2019 and 2018, respectively.  The percentage of recoveries from tenants was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the three and nine months ended September 30, 2018.

(B)

Increased primarily due to fees earned from RVI of $6.1 million and $23.5 million during the three and nine months ended September 30, 2019, respectively, primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets.  Included in the fees earned during the nine months ended September 30, 2019, the Company recorded $3.2 million for RVI disposition fees and $1.8 million for the RVI refinancing fee.

The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions, and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.  In the third quarter of 2019, the Company agreed to sell its interest in the DDRTC Joint Venture, which owns 22 assets, to its joint venture partner.  See “Sources and Uses of Capital” included elsewhere herein.

(C)

Represents payments received from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties, which were included in the RVI spin-off.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2019	2018	$ Change
Operating and maintenance	$16,738	$18,386	$(1,648)
Real estate taxes	16,721	21,211	(4,490)
Impairment charges	2,750	19,890	(17,140)
Hurricane property credit, net	—	(157)	157
General and administrative	15,304	15,232	72
Depreciation and amortization	40,732	49,629	(8,897)
	$92,245	$124,191	$(31,946)

	Nine Months
	Ended September 30,
	2019	2018	$ Change
Operating and maintenance(A)	$54,322	$85,473	$(31,151)
Real estate taxes(A)	52,262	83,712	(31,450)
Impairment charges(B)	3,370	68,394	(65,024)
Hurricane property loss, net	—	817	(817)
General and administrative(C)	44,348	45,353	(1,005)
Depreciation and amortization(A)	123,400	196,515	(73,115)
	$277,702	$480,264	$(202,562)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.1	$(3.6)	$(6.4)
Acquisition of shopping centers	0.7	0.3	2.1
Development or redevelopment properties	(0.2)	(1.1)	2.2
Transfers to unconsolidated joint ventures in 2018	(5.7)	(5.9)	(17.7)
Shopping centers sold or included in RVI spin-off	(26.1)	(21.2)	(53.3)
	$(31.2)	$(31.5)	$(73.1)
(B)

The Company recorded impairment charges in the nine months ended September 30, 2019 related to one operating shopping center marketed for sale and one undeveloped land parcel.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses were approximately 5.0%  of total revenues for the nine months ended September 30, 2019 and 2018 , including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  The increase in the percentage is a result of the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced total revenue but had no impact on net income.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2019	2018	$ Change
Interest income	$4,616	$5,055	$(439)
Interest expense	(21,160)	(26,962)	5,802
Other income (expense), net	(322)	(1,454)	1,132
	$(16,866)	$(23,361)	$6,495

	Nine Months
	Ended September 30,
	2019	2018	$ Change
Interest income(A)	$13,658	$15,412	$(1,754)
Interest expense(B)	(63,973)	(115,915)	51,942
Other income (expense), net(C)	(254)	(99,316)	99,062
	$(50,569)	$(199,819)	$149,250
(A)

The decrease in the amount of interest income recognized primarily is due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) as a result of repayments by the joint ventures from asset sale proceeds (see “Sources and Uses of Capital” included elsewhere herein).  The Company had a gross preferred investment including accrued interest of $247.3 million and $269.6 million at September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019, the Company received $14.9 million in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures in the future are expected to be used to repay the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

The weighted-average loan receivable outstanding and related weighted-average interest rate, including loans to affiliates, are as follows:

	Nine Months
	Ended September 30,
	2019	2018
Weighted-average loan receivable outstanding (in millions)	$265.3	$311.4
Weighted-average interest rate	7.0%	6.8%

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Nine Months
	Ended September 30,
	2019	2018
Weighted-average debt outstanding (in billions)	$1.9	$3.3
Weighted-average interest rate	4.4%	4.5%

The reduction in the weighted-average debt outstanding from the prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% at both September 30, 2019 and September 30, 2018.

Interest costs capitalized in conjunction with redevelopment projects were $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

(C)

For the nine months ended September 30, 2018, the Company recorded $58.4 million of debt extinguishment costs and $36.5 million in transaction costs in anticipation of the spin-off of RVI on July 1, 2018.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2019	2018	$ Change
Equity in net income (loss) of joint ventures	$2,612	$(2,920)	$5,532
Reserve of preferred equity interests, net	(6,373)	(2,201)	(4,172)
Gain on disposition of real estate, net	14,497	124	14,373
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(249)	(238)	(11)
Income attributable to non-controlling interests, net	(271)	(239)	(32)

	Nine Months
	Ended September 30,
	2019	2018	$ Change
Equity in net income of joint ventures(A)	$5,446	$9,687	$(4,241)
Reserve of preferred equity interests, net(B)	(12,106)	(4,537)	(7,569)
Gain on disposition of real estate, net(C)	31,087	39,643	(8,556)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(827)	(611)	(216)
Income attributable to non-controlling interests, net	(836)	(1,191)	355
(A)

The decrease primarily was the result of lower gain on sale, impairment charges and the dilutive impact from the sale of joint venture assets in 2018 and 2019 in addition to a newly formed joint venture in the fourth quarter of 2018.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  In the third quarter of 2019, the Company agreed to sell its interest in the DDRTC Joint Venture, which owns 22 assets, to its joint venture partner.  See “Sources and Uses of Capital” included elsewhere herein.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.
(C)	The Company sold four shopping centers for a gross sales price of $103.5 million during the nine months ended September 30, 2019.

Net Income (Loss) (in thousands)

	Three Months
	Ended September 30,
	2019	2018	$ Change
Net income (loss) attributable to SITE Centers	$23,630	$(8,931)	$32,561

	Nine Months
	Ended September 30,
	2019	2018	$ Change
Net income (loss) attributable to SITE Centers	$76,697	$(66,413)	$143,110

The increase in net income primarily is attributable to lower debt extinguishment charges, transaction costs, impairment charges and interest expense in 2019, partially offset by the dilutive impact of the contribution of assets to a joint venture formed in late 2018 and the spin-off of RVI.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2019	2018	$ Change
FFO attributable to common shareholders	$55,117	$62,880	$(7,763)
Operating FFO attributable to common shareholders	55,374	61,003	(5,629)

	Nine Months
	Ended September 30,
	2019	2018	$ Change
FFO attributable to common shareholders	$173,669	$145,471	$28,198
Operating FFO attributable to common shareholders	171,079	249,245	(78,166)

The increase in FFO for the nine months ended September 30, 2019, primarily was attributable to higher debt extinguishment and transaction costs in 2018 partially offset by the dilutive impact of the Dividend Trust Portfolio transaction and the RVI spin-off in 2018.  The decrease in Operating FFO primarily was attributable to the dilutive impact of asset sales from the Dividend Trust Portfolio transaction and the RVI spin-off, partially offset by lower interest expense and higher fee income.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$15,248	$(17,313)	$51,549	$(91,561)
Depreciation and amortization of real estate investments	39,329	48,242	118,924	191,997
Equity in net (income) loss of joint ventures	(2,612)	2,920	(5,446)	(9,687)
Joint ventures' FFO(A)	8,498	7,036	24,169	20,847
Non-controlling interests (OP Units)	28	28	84	587
Impairment of real estate	2,750	19,890	3,370	68,394
Reserve of preferred equity interests	6,373	2,201	12,106	4,537
Gain on disposition of real estate, net	(14,497)	(124)	(31,087)	(39,643)
FFO attributable to common shareholders	55,117	62,880	173,669	145,471
RVI disposition and refinancing fees	(546)	(1,622)	(4,960)	(1,622)
Mark-to-market adjustment (PRSUs)	1,418	—	2,818	—
Hurricane property (income) loss, net(B)	(885)	(1,941)	(885)	504
Debt extinguishment, transaction, other, net(C)	322	1,475	443	99,337
Separation charges	—	—	—	4,641
Joint ventures – debt extinguishment and other	(52)	211	(6)	914
Non-operating items, net	257	(1,877)	(2,590)	103,774
Operating FFO attributable to common shareholders	$55,374	$61,003	$171,079	$249,245

(A)

At September 30, 2019 and 2018, the Company had an economic investment in unconsolidated joint venture interests related to 102 and 103 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to unconsolidated joint ventures	$6,027	$(50,859)	$13,846	$(14,831)
Depreciation and amortization of real estate investments	36,867	34,332	113,340	111,308
Impairment of real estate	—	87,880	12,267	104,790
Loss (gain) on disposition of real estate, net	440	(32,548)	(15,205)	(82,924)
FFO	$43,334	$38,805	$124,248	$118,343
FFO at SITE Centers' ownership interests	$8,498	$7,036	$24,169	$20,847
Operating FFO at SITE Centers' ownership interests	$8,446	$7,247	$24,163	$21,762

(B)	The hurricane property loss is summarized as follows (in thousands):
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2018	2018
Lost tenant revenue	$—	$6,570
Clean up costs and other uninsured expenses	(157)	818
Business interruption income	(1,784)	(6,884)
	$(1,941)	$504

(C)	Amounts included in other expense are as follows (in thousands):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Debt extinguishment costs, net	$322	$33	$418	$58,433
Transaction costs - RVI spin-off	—	528	—	37,044
Transaction and other (income) expense, net	—	914	25	3,860
	$322	$1,475	$443	$99,337

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income (including reimbursements) and expenses, lease termination income in excess of lost rent, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI also excludes activity associated with development and major redevelopment and includes assets owned in comparable periods (15 months for quarter comparisons).  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	At 100%		At the Company's Interest
	For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to SITE Centers	$76,697	$(66,413)	$76,697	$(66,413)
Fee income	(45,360)	(30,424)	(45,360)	(30,424)
Interest income	(13,658)	(15,412)	(13,658)	(15,412)
Interest expense	63,973	115,915	63,973	115,915
Depreciation and amortization	123,400	196,515	123,400	196,515
General and administrative	44,348	45,353	44,348	45,353
Other (income) expense, net	254	99,316	254	99,316
Impairment charges	3,370	68,394	3,370	68,394
Hurricane property loss	—	817	—	817
Equity in net income of joint ventures	(5,446)	(9,687)	(5,446)	(9,687)
Reserve of preferred equity interests	12,106	4,537	12,106	4,537
Tax expense	827	611	827	611
Gain on disposition of real estate	(31,087)	(39,643)	(31,087)	(39,643)
Income from non-controlling interests	836	1,191	836	1,191
Consolidated NOI	$230,260	$371,070	$230,260	$371,070
SITE Centers' consolidated joint venture	—	—	(1,314)	(1,186)
Consolidated NOI, net of non-controlling interests	$230,260	$371,070	$228,946	$369,884

Net income (loss) from unconsolidated joint ventures	$13,846	$(14,831)	$4,676	$4,246
Interest expense	73,472	72,315	12,742	11,244
Depreciation and amortization	113,340	111,308	18,195	14,904
Impairment charges	12,267	104,790	2,453	14,028
Preferred share expense	16,487	19,074	824	954
Other expense, net	16,358	19,497	2,988	3,295
Gain on disposition of real estate, net	(15,205)	(82,924)	1,515	(12,638)
Unconsolidated NOI	$230,565	$229,229	$43,393	$36,033

Total Consolidated + Unconsolidated NOI	$460,825	$600,299	$272,339	$405,917
Less: Non-Same Store NOI adjustments	(30,381)	(177,353)	(25,536)	(166,391)
Total SSNOI	$430,444	$422,946	$246,803	$239,526

SSNOI % Change	1.8%		3.0%

The increase in SSNOI at the Company’s effective ownership interest for the nine months ended September 30, 2019 as compared to 2018 primarily is due to increases in the base rent per occupied square foot through lease renewal activity, rent commencement with respect to new leases, increased percentage and overage rents, a one-time bankruptcy settlement with a tenant and bad debt favorability.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at September 30, 2019, compared to $1.9 billion at December 31, 2018.

Revolving Credit Facilities

In July 2019, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility continues to provide for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new or existing lenders agree to provide the incremental commitments) and was amended to extend the maturity date to January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions), and to reduce the interest rate margins applicable to drawn amounts.  The Company also amended its existing unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), to reflect substantially the same terms as those contained in the amended and restated Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.9% at September 30, 2019), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2019).  The Company also pays an annual facility fee (0.20% at September 30, 2019) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Ratings Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2019, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2019.

Consolidated Indebtedness – as of September 30, 2019

The Company expects to fund its maturing indebtedness obligations from available cash, asset sales and joint venture activity, current operations and utilization of its Revolving Credit Facilities; however, the Company may issue long-term debt and/or equity securities in lieu of, or in addition to, borrowing under its Revolving Credit Facilities. The Company intends to continue to maintain a long-term financing strategy with limited reliance on short-term debt.  The Company believes its Revolving Credit Facilities are sufficient for its liquidity strategy and longer-term capital structure needs.  The Company has addressed all of its 2019 consolidated debt maturities.  In 2020, the Company has $40.4 million of consolidated mortgage debt maturing.  The Company had cash and cash equivalents of $23.7 million at September 30, 2019, as well as $970.0 million of borrowing capacity available on the Revolving Credit Facilities at September 30, 2019.

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from asset sales and other investments to repay additional debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

Unconsolidated Joint Ventures Mortgage Indebtedness – as of September 30, 2019

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2019, which matures in the subsequent 13-month period (i.e. thru October 31, 2020), is as follows (in millions):

	Outstanding at September 30, 2019	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$293.7	$58.7
DDRTC Core Retail Fund, LLC(B)	113.6	17.0
BRE DDR Retail Holdings IV(A)	93.0	4.7
DDR SAU Retail Fund LLC(C)	21.1	4.2
Total debt maturities through October 2020	$521.4	$84.6
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Repaid by the joint venture in October 2019. The Company funded its share of the repayment with an equity contribution.
(C)	Expected to enter into an extension agreement.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2019	2018
Cash flow provided by operating activities	$189,420	$197,469
Cash flow provided by investing activities	29,631	290,960
Cash flow used for financing activities	(206,676)	(569,878)

Changes in cash flow for the nine months ended September 30, 2019, compared to the prior comparable period are as follows:

Operating Activities:  Cash provided by operating activities decreased $8.0 million primarily due to the following:

•	Impact of asset sales and the spin-off of assets to RVI;
•	Reduction in interest expense and
•	Reduction in general and administrative expenses.

Investing Activities:  Cash provided by investing activities decreased $261.3 million primarily due to the following:

•	Decrease in proceeds of $194.4 million from disposition of real estate and
•	Decrease in net cash received from joint ventures and affiliates of $61.9 million.

Financing Activities:  Cash used for financing activities decreased $363.2 million primarily due to the following:

•	Decrease in net debt repayments of $228.1 million;
•	Decrease of dividends paid of $101.4 million;
•	Decrease in contribution of assets to RVI of $52.4 million and
•	Increase in common share repurchases of $14.1 million.

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

In addition, the Company had receivables from RVI of $16.7 million at September 30, 2019, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the agreement governing the separation of RVI from the Company on July 1, 2018, and provided a guaranty, see discussion in “Contractual Obligations and Other Commitments,” included elsewhere herein.  In August 2019, RVI made a payment of $17.0 million on this receivable.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $133.9 million and $202.8 million for the nine months ended September 30, 2019 and 2018, respectively.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company for the nine months ended September 30, 2019.

The Company declared a quarterly cash dividend of $0.20 per common share for each of the first three quarters of 2019.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250 million continuous equity program.  At October 31, 2019, the Company had all $250 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through September 30, 2019, the Company had repurchased under this program 4.3 million of its common shares in open market transactions at an aggregate cost of approximately $50.4 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Equity Transactions

In October 2019, the Company issued 13.225 million common shares resulting in net proceeds of approximately $195.0 million.

In October 2019, the Company provided notice of its intent to redeem all $200.0 million aggregate liquidation preference of its 6.5% Class J Cumulative Redeemable Preferred Shares (the “Class J Preferred Shares”) at a redemption price of $500 per Class J Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.7917 per Class J Preferred Share (or $0.1896 per depository share). The Company expects to record a non-cash charge of approximately $7.2 million to net income attributable to common shareholders in the fourth quarter of 2019 relating to the write-off of the Class J Preferred Shares’ original issuance costs.

Acquisitions

In October 2019, the Company purchased a shopping center in Austin, Texas for $12.6 million.

Proceeds from Transactional Activity

During the nine months ended September 30, 2019, the Company sold four consolidated shopping center properties, aggregating 0.5 million square feet, which generated proceeds totaling $103.5 million.  The Company recorded a net gain of $31.1 million.  In addition, the Company’s unconsolidated joint ventures sold four shopping center assets, aggregating 1.0 million square feet, which generated proceeds totaling $129.5 million, of which the Company’s proportionate share of the proceeds was $16.7 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $14.9 million.

In August 2019, the Company received $17.0 million from RVI for repayment of receivables established at the time of the spin‑off transaction.  In October 2019, the Company also received $12.0 million related to the repayment of a loan investment.

The Company also reached agreement in the third quarter to sell its 15% stake in the DDRTC Joint Venture to its partner, TIAA-CREF, based on a gross fund value of $1.14 billion which included $298.9 million of mortgage debt at September 30, 2019.  The DDRTC Joint Venture is composed of 22 assets, totaling 7.6 million square feet.  Fee income from this joint venture is projected at approximately $9 million to $10 million for the year ending December 31, 2019.  The Company contributed $17.0 million towards the repayment of certain joint venture debt maturing in October 2019 and the remaining amount of the joint venture’s mortgage debt will be assumed by TIAA-CREF at closing.  The transaction is expected to close in early 2020 and the Company will continue to manage the assets until the sale is complete.

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

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At September 30, 2019, the $857.8 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Construction in Progress and Land at September 30, 2019, was approximately $11 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at September 30, 2019, the Company has invested approximately $94 million in various consolidated active redevelopment projects.

The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At September 30, 2019, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2019
Nassau Park Pavilion (Princeton, New Jersey)	4Q19	$12,199	$11,382
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	27,732	13,786
1000 Van Ness (San Francisco, California)	2Q20	4,810	—
West Bay Plaza (Phase II) (Cleveland, Ohio)	2Q22	12,000	788
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,948
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,166
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	846
Total		$95,556	$29,916

For redevelopment assets completed in 2019, the assets placed in service were completed at a cost of approximately $150 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.8 billion and $2.0 billion at September 30, 2019 and 2018, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At September 30, 2019, the Company’s capitalization consisted of $1.8 billion of debt, $525.0 million of preferred shares and $2.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.11, the closing price of the Company’s common shares on the New York Stock Exchange on September 30, 2019), resulting in a debt to total market capitalization ratio of 0.36 to 1.0, as compared to the ratio of 0.44 to 1.0 at September 30, 2018.  The closing price of the Company’s common shares on the New York Stock Exchange was $13.39 at September 28, 2018, the last trading day of September.  At September 30, 2019 and 2018, the Company’s total debt consisted of $1.7 billion and $2.1 billion of fixed-rate debt, respectively, and $0.1 billion and $0.3 billion of variable-rate debt, respectively.  On October 24, 2019, the Company announced that it intends to redeem all of its outstanding 6.50% Series J Cumulative Redeemable Preferred Shares on or about November 25, 2019.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $16.9 million for its consolidated properties at September 30, 2019.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, new construction loans, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.3 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and e-commerce distribution, the Company continues to believe there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  This is evidenced by the continued stable leasing volumes, as new leases and renewals aggregating approximately two million square feet of space for the nine months ended September 30, 2019, as well as approximately four million square feet of space for new leases and renewals for the year ended December 31, 2018, on a pro rata basis.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 6.0% and Bed Bath & Beyond at 3.4%).  Other significant tenants include Best Buy, Ross Stores, GAP, Nordstrom Rack, Kroger, Whole Foods, Home Depot and Lowe’s, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories.  The Company expects these tenants to continue to provide a stable revenue base given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform even in a cyclical downturn.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space at higher rents to stronger retailers or redevelopment.  The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

The Company believes that its shopping center portfolio is strong, as evidenced by the historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At September 30, 2019, the shopping center portfolio occupancy was 91.0% and total portfolio average annualized base rent per occupied square foot was $18.04, on a pro rata basis.  The shopping center portfolio occupancy was 89.9% and the total portfolio average annualized base rent per occupied square foot was $17.86 at December 31, 2018, on a pro rata basis.  At September 30, 2018, on a pro rata basis and restated to reflect the assets owned at December 31, 2018, the shopping center portfolio occupancy was 90.2% and the total portfolio average annualized base rent per occupied square foot was $17.77.  The Company’s portfolio has been impacted by anchor tenant bankruptcies, lease expirations and asset sales.  The Company has had to invest capital to re-lease anchor units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the nine months ended September 30, 2019 and 2018, on a pro rata basis, was $2.43 and $2.28 per rentable square, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2019				December 31, 2018
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,733.9	5.6	4.3%	94.6%	$1,734.7	6.3	4.3%	92.1%
Variable-Rate Debt	$99.4	3.3	3.4%	5.4%	$149.7	3.1	3.8%	7.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2019				December 31, 2018
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,125.4	$216.5	4.4	4.3%	$1,156.0	$218.6	5.1	4.3%
Variable-Rate Debt	$719.5	$90.7	0.9	3.8%	$1,056.5	$141.3	0.6	4.2%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2019 and December 31, 2018, is summarized as follows (in millions):

	September 30, 2019			December 31, 2018
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,733.9	$1,841.7	$1,753.5	$1,734.7	$1,729.1	$1,638.7
Company's proportionate share of joint venture fixed-rate debt	$216.5	$220.5	$212.5	$218.6	$214.9	$206.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2019, would result in an increase in interest expense of approximately $0.8 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2019.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2019, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2019	1,486	$13.48	—	$—
August 1–31, 2019	61	13.96	—	—
September 1–30, 2019	21	13.90	—	—
Total	1,568	$13.50	—	$49.6	(2)

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of October 31, 2019, the Company had repurchased 4.3 million of its common shares in the aggregate at a cost of $50.4 million and a weighted-average cost of $11.74 per share under the program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1

Third Amended and Restated Credit Agreement, dated as of July 26, 2019, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019 (File No. 001-11690))

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document [2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 4, 2019